Form 10-K/A
period 1993-12-31
GRUBB & ELLIS CO
filed 1994-04-29
CIK 216039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-K/A
                         Amendment No. 1
 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1993
                               OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from __________ to __________

Commission file number            1-8122

                      GRUBB & ELLIS COMPANY
     (Exact name of registrant as specified in its charter)

            Delaware                         94-1424307
     State or other jurisdiction of       (IRS Employer
  incorporation or organization)        Identification No.)

             One Montgomery Street, - Telesis Tower,
                    San Francisco, CA  94104
       (Address of principal executive offices) (Zip Code)

                         (415) 956-1990
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class      Name of each exchange on which registered
        Common Stock                   New York Stock Exchange
                                        Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No _____

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of March 1, 1994 was approximately $12,270,000.

The number of shares outstanding of the registrant's Common Stock as of March 1, 1994 was 4,060,628 shares.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

                                                     Total Pages:
                                                   Exhibit Index:




                         AMENDMENT NO. 1

     Grubb & Ellis Company hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1993 on Form 10-K as set forth in the pages attached hereto:


Part III.

     Item 10.  Directors and Executive Officers of the
               Registrant;

     Item  11. Executive Compensation;

     Item 12. Security Ownership of Certain Beneficial Owners and Management; and

     Item  13. Certain Relationships and Related Transactions.


Part IV.

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.

             (a) (3) Exhibits









                                2


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

The Board currently consists of six directors, following the resignation of John Mullman, a representative of The Prudential
Insurance Company of America ("Prudential"), in January 1994.

Joe  F.  Hanauer, 56, Chairman of the Board of the Company,  has,
since  December  1988,  been  a  general  partner  of   Combined
Investments, L.P., an investment management business located in Laguna Beach, California, whose investments include real estate. Since February 1993, Mr. Hanauer has served as a director of certain subsidiaries of the Company and, through Combined Investments, L.P., has also provided operational and management services to the Company. From 1977 to December 1988, Mr. Hanauer was associated with Coldwell Banker Residential Group, Inc., serving as Chairman and Chief Executive Officer from 1984. Since March 1989, he has also been Chairman of the Greyhawk Corporation ("Greyhawk"), a corporation of which he is a majority shareholder and which has interests in real estate brokerage franchising. He is also a director of MAF Bancorp. Mr. Hanauer was first elected as a director of the Company in January 1993 pursuant to a stockholders' agreement among Warburg Pincus Investors, L.P. ("Warburg"), Prudential, the Company and Mr. Hanauer dated as of January 29, 1993 (the "Stockholders' Agreement").

 Lawrence S. Bacow, 42, is a professor at the Massachusetts Institute of Technology ("M.I.T.") Center for Real Estate and the M.I.T. Department of Urban Studies and Planning. He joined the M.I.T faculty in 1977 and the M.I.T. Center for Real Estate in 1983, serving as the director of the Center for Real Estate from 1990 until 1992. From December 1987 to June 1990, he was also a principal of Artel Associates, a company which provided investment banking services to real estate companies. Professor Bacow has served as a director of the Company since January 1993.
                                3


   Kenneth E. Field, 50, has been President and Chief Executive Officer of INVESCORP, Limited, a private merchant banking and real estate development company located in Toronto, Ontario, Canada, since July 1989. Prior to that time, he was a director of Bramalea Limited, a real estate development firm located in Toronto, and served as its Chief Executive Officer from 1986 and President from 1977. He is also a director and a majority shareholder of Commercial Alcohols, Inc., an industrial fuel alcohol company. Mr. Field has served as a director of the Company since 1988.

   Reuben S. Leibowitz, 46, is a Managing Director of E.M. Warburg, Pincus & Co., Inc. ("Warburg Pincus"), a venture banking and investment counseling firm. He has been associated with Warburg Pincus since 1984. Warburg Pincus is an affiliate of Warburg, the Company's principal stockholder. Mr. Leibowitz is also a director of Chelsea GCA Realty, Inc. Mr. Leibowitz was first elected as a director of the Company in January 1993 as a representative of Warburg pursuant to the Stockholders' Agreement.

   John D. Santoleri, 30, has been a Vice President of Warburg, Pincus Ventures, Inc., the venture banking subsidiary of Warburg Pincus, since 1991, and has been associated with Warburg Pincus since June 1989. From June 1985 to June 1989, he was associated with The Harlan Company, a New York-based real estate consulting firm, and served there as Vice President from September 1988 to June 1989. Warburg, Pincus Ventures, Inc. is an affiliate of Warburg, the Company's principal stockholder. Mr. Santoleri also serves as a director of Chelsea GCA Realty, Inc. Mr. Santoleri was first elected as a director of the Company in January 1993 as a representative of Warburg pursuant to the Stockholders' Agreement.

   Wilbert F. Schwartz, 52, has been President and Chief Executive Officer of the Company since February 1993. He will resign from such positions, which resignation is expected to be effective July 1, 1994. He will remain a director of the Company. He had been an employee of Prudential since 1976, serving as Managing Director of its subsidiary, Prudential Investment Corp., from October 1991 until February 1993, and as President and Vice Chairman of Prudential's Real Estate Affiliates division from March 1990 to October 1991. Mr. Schwartz was first elected as a director of the Company in January 1993 as a representative of Prudential, a principal stockholder of the Company.
                                4



Executive Officers Of The Registrant

   In addition to Mr. Schwartz, the following are executive officers of the Company:

   John F. Carpenter, 47, has been President of the Company's Pacific Northwest Region, a Senior Vice President of the Company, and Regional Director of Investment Marketing in the commercial brokerage division since October 1992. From September 1990 to September 1992, he was President and Chief Executive Officer of Real Estate Investment Trust of California. He was previously associated with the Company as a district manager from January 1987 to August 1990. He joined the Company as a salesperson in 1979.

   Robert J. Hanlon, Jr., 47, has been Senior Vice President and
   Chief Financial Officer of the Company since December 1993.
   Prior to joining the Company, Mr. Hanlon,  who is a Certified
   Public Accountant, was serving as Senior Vice President and Chief Financial Officer of its affiliate, Prudential Capital Corporation, from 1985 through 1989 and as Executive Vice President, Finance and Administration, of Prudential's affiliate, Prudential Relocation Management, from 1990 through 1993.

   Gordon M. Hess, 45, has been Chief Administrative Officer of the Company since June 1993, and a Senior Vice President of the Company since
   January 1991. He was National Marketing Director of the Company's commercial brokerage division from February 1992 to June 1993 and served as Vice President of the Company from February 1989 to
   January 1991.  From January 1989 to February 1992, he was Vice
   President of the National/International Accounts for the Company's
   Western Region.   From February 1991 to February 1992, he was Vice
   President of Corporate Support Services and National Retail Marketing for the Company. He joined the Honolulu office of the Company in 1986 as Senior Vice President of the commercial brokerage division and District Manager.
                                5

   Phillip D. Royster, 50, has been President of the Company's Pacific Southwest Region since January 1992 and a Senior Vice President of the Company since May 1990. He was President of the Company's California Region from January 1990 to January 1992, and a Senior Vice President of the Company's commercial brokerage division from February 1984 to May 1990.

   Robert J. Walner, 47, has been Senior Vice President, Secretary and General Counsel of the Company since January 1994. From August 1992 to January 1994, Mr. Walner was associated with Lawrence Walner & Associates, Ltd. in Chicago, Illinois, a law firm specializing in state and federal class action litigation on a national basis. From November 1979 to August 1992, he was Senior Vice President, General Counsel and Secretary to the Balcor Company, a subsidiary of American Express Company.

   Neil R. Young, 45, has been President of the Company's Eastern Region since March 1994, President of the Midwest/Texas Region since January 1993, and a Senior Vice President of the Company since January 1992.
   Mr. Young has been with the Company since 1983, serving prior to 1993 as an Executive Vice President, Regional Manager, District Manager and Sales Manager of the commercial brokerage division in the Midwest Region.
                                6



ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

Only directors who are not employees of the Company and who are neither holders of five percent or more of the capital stock of the Company ("Five-Percent Holders") nor employees or affiliates of entities which are Five-Percent Holders ("Outside Directors"), receive compensation for serving on the Board and on its committees. Such compensation currently consists of an annual retainer fee of $15,000 and a fee of $1,000 for each Board or committee meeting attended. These fees are set by the Board.

In addition, under the 1993 Stock Option Plan for Outside Directors, Outside Directors each receive an option to purchase 10,000 shares of Common Stock of the Company, $.01 par value ("Common Stock") upon the date of first election to the Board, with an exercise price equal to market value on such date.

Pursuant to an agreement, effective as of February 1, 1993, between the Company and Combined Investments, L.P., a company of which Mr. Hanauer is the general partner, Mr. Hanauer devotes a substantial amount of his working time providing operational and management services to the Company for compensation of $15,000 per month plus expenses. During 1993, Combined Investments, L.P. earned $165,000 under such agreement. The agreement is terminable by either party on 30 days' notice. Mr. Hanauer receives no other fees or compensation from the Company for his service as Chairman of the Board.

                                7


Compensation Of Executive Officers

The following table sets forth, for all persons who served as Chief Executive Officer in 1993 and each of the four most highly compensated other executive officers of the Company (determined as of December 31, 1993), compensation earned, including deferred compensation, for services in all capacities with the Company and its subsidiaries for the fiscal years ended December 31, 1993, 1992, and 1991. Two additional tables provide information about these employees' stock options.

                                SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                                           Compensation
                                                             Awards
                                      Annual
                                   Compensation
                                                               Other  Securities
Name                                        Annual                    Under-            All Other
and                                                           Compen- lying             Compen-
Principal                                                     sation  Options/          sation
Position                              Year   Salary   Bonus     ($)   SARs (#) (1)<F1>  ($)
                                               ($)    ($)


   Wilbert F. Schwartz                1993   211,000       0        0 400,000                 0
  Chief Executive Officer(2) <F2>     1992         0       0        0       0                 0
                                      1991         0       0        0       0                 0

   Alvin L. Swanson, Jr.              1993    92,000       0   14,000       0           149,000
<F3>Former Chief Executive Officer(3) 1992   154,000  60,000   19,000  60,000                 0
                                      1991         0       0   12,000       0                 0

   Neil R. Young                      1993   220,000  69,000        0  15,000             2,000(4)<F4>
     President of the                 1992   103,000  80,000        0   5,000(5)<F5>          0
     Midwest/Texas Region             1991    73,000  82,000        0     800(5)<F6>      1,000(4)<F4>

   J. David Dawson                    1993   195,000       0        0  20,000             2,000(4)<F4>)
      President of the                1992    81,000       0        0  20,000(5)<F5>          0
      Eastern Region                  1991         0       0        0       0                 0
                                                               8
     John F. Carpenter                1993   171,000   9,000        0   15,000            1,000(4)<F4>
     President of the                 1992    39,000       0        0        0                0
     Pacific Northwest Region         1991         0       0        0        0                0


     Gordon M. Hess                   1993   172,000       0        0   13,500            1,000(4)<F4>
     Chief Administrative             1992   174,000       0        0    5,000 (5)<F5>        0
     Officer                          1991   157,000       0        0      800 (5)<F5>        0

<F1>(1) The amounts represent options to purchase the designated numbers of shares of Common Stock, except with respect  to  Mr.  Swanson, in which case the amounts represent stock appreciation rights ("SARs").

<F2>(2)  Mr.  Schwartz was elected  President and Chief Executive Officer  in
         February 1993.

<F3>(3)  Mr. Swanson  served as President and Chief Executive Officer between
         May 1992 through February 1993.  Other annual  compensation in 1993  relates to legal expenses incurred in connection with his employment contract,
         and  in  1991  and  1992  represents  directors'  fees.   All  other
         compensation relates to his severance agreement, which includes $5,200 for health  coverage.

<F4>(4)  Represents Company contributions to the 401(k) plan accounts of  the designated individuals.

<F5>(5)  These options were canceled in 1993 pursuant to a repricing program.
         The repriced options are included in the 1993 grants of options.
                                        9


                               OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                 Potential
                                                                            Realizable Value at
                                                                                   Assumed Annual
                                                                                Rates of Stock Price
                                                                                    Appreciation
                          Individual Grants                                   For Option Term
                                                                                  (1)<F1>
        (a)                (b)        (c)           (d)         (e)          (f)         (g)
          >                                % of
                          Securities       Total
                          Under-           Options/
                          lying            SARs
                          Options/         Granted to Exercise
                          SARs             Employees  or  Base
                          Granted          in Fiscal  Price     Expiration
Name______________        (#)(2)(3)<F2><   Year____    ($/Sh)_  Date ____           5%($     10%($)_
                          F3>                         _                       )

   Wilbert F. Schwartz    400,000          77.4%      $3.50       June 8, 2001      $ 595,000  $1,494,000

   Alvin L. Swanson, Jr.     --              --         --           --               --            --

   Neil R. Young           15,000           2.9%      $4.125    August 9, 2001       $ 30,000  $   71,000

   J. David Dawson         20,000           3.9%      $4.125    August 9, 2001       $ 39,000  $   94,000

   John F. Carpenter       15,000           2.9%      $4.125    August 9, 2001       $ 30,000  $   71,000

   Gordon M. Hess          13,500           2.6%      $4.125    August 9, 2001       $ 27,000  $   64,000


<F1>(1)The  potential realizable value is calculated from the market  price  per share, assuming the Common Stock appreciates in value at the stated percentage rate from the date of grant of an option or SAR to the expiration date.  Actual gains, if any, are dependent on  the future market price of the Common Stock.

<F2>(2) The  amounts  represent  options to purchase the  designated  numbers  of shares of Common Stock

<F3>(3)The  option of Mr. Schwartz was granted on June 8, 1993, and the  options of Messrs. Young, Dawson, Carpenter and Hess were granted on August 9, 1993, under the
       1990 Amended and Restated Stock Option Plan,  as amended.  The options were each granted at market value on  the date of grant, and vest in five,  equal  annual installments commencing one year from the date grant.  Vesting accelerates upon certain conditions related to changes of control of the Company discretion of the Compensation  Committee.  Upon termination of Mr.
       Dawson's employment on April 30, 1994, all of the options  held by him will expire.  In connection with the resignation Mr. Schwartz, all of the options held by him will be canceled.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

             (a)           (b)            (c)           (d)              (e)
                                                       Number of
                                                       Securities     Value of
                                                       Underlying     Unexercised
                                                       Unexercised    In-the-
                                                                      Money
                                                       Options/SARs   Options/SARs
                                                       at             at
                                                       FY-End (#)     FY-End ($)

                         Shares                         Exercisable/   Exercisable/
                        Acquired
        Name          on Exercise      Value Realized   Unexercisable  Unexercisable
                           (#)              ($)          (1)<F1>        (2)<F2>

   Wilbert F. Schwartz      - -           - -         0/400,000           - -
   Alvin L. Swanson, Jr.    - -           - -          60,000/0           - -
   Neil R. Young            - -           - -          0/15,000           - -
   J. David Dawson          - -           - -          0/20,000           - -
   John F. Carpenter        - -           - -          0/15,000           - -
   Gordon M. Hess           - -           - -          0/13,500           - -


<F1> (1)   Mr.  Swanson  was granted 60,000 SARs.  The other  amounts  represent options to purchase the designated numbers of shares of Common Stock.

<F2> (2)  The value of unexercised in-the-money options and SARs at fiscal year-
     end was calculated based on the closing price of the Common Stock as reported on the New York Stock Exchange on December 31, 1993 ($3.125 per share).

Employment Contracts and Termination of Employment and Change-In-
Control Arrangements

The Company entered into an agreement with Mr. Swanson as of May 20, 1992 in connection with his services as President and Chief Executive Officer. Under the agreement, he received a base salary of $250,000, health benefits and $60,000 incentive compensation for services rendered during 1992. In addition, pursuant to the agreement, 60,000 SARs were granted which expire seven years from the date of grant and are exercisable for
Common Stock or, in certain circumstances, for cash. The exercise price of the SARs is generally equal to the difference between the fair market value of a share of Common Stock at exercise and $3.52. As of February 24, 1993, Mr. Swanson resigned as President and Chief Executive Officer, and from that date until his resignation from all positions with the Company on May 20, 1993, Mr. Swanson provided transitional services and received a base salary of $200,000. Certain severance compensation provisions of his employment agreement became effective upon Mr. Swanson's termination of employment, including the extension of payments equal to his original base salary until May 20, 1994, continuing health benefits until age 65 and acceleration of the vesting of his SARs. In the event that such severance payments are deemed to constitute "excess parachute payments" as that term is defined in Section 280G of the Internal Revenue Code, the Company is obligated under such agreement to pay an additional amount equal to the federal excise tax obligations of Mr. Swanson. Mr. Swanson's term as a director expired August 9, 1993.

Mr. Schwartz was elected President and Chief Executive Officer of the Company on February 24, 1993, receiving an annual salary of $250,000, and eligibility for incentive compensation in an amount of up to 60% of his salary in the discretion of the Compensation Committee. In connection with his resignation from such positions, Mr. Schwartz will receive severance compensation equal to one year's base salary and continued health benefits for one year.

In connection with his resignation effective April 30, 1994, Mr. Dawson, formerly President of the Eastern Region of the Company, will receive, pursuant to an agreement, severance compensation equal to three and one-half months' salary, a payment of $40,000 and a relocation allowance of up to $15,000.

Compensation Committee Interlocks And Insider Participation

The members of the Compensation Committee of the Board ("Compensation Committee") from January 29, 1993 through December 31, 1993 were Reuben S. Leibowitz (Chairman), Lawrence
S. Bacow and John Mullman, none of whom serve as officers of the Company. John Mullman resigned from the Board in January 1994. From January 1 through January 29, 1993, the members of the Compensation Committee were Marvin M. Grove, Robert C. Kyle and Henry S. Miller, Jr., none of whom served as officers of the Company.

Until May 1992, Mr. Miller was Chairman of HSM Inc., a subsidiary acquired by the Company in August 1984.

In connection with an exchange of obligations with respect to certain partnerships between HSM Inc. and David Donosky, the son-in-law of Mr. Miller and former President of the Texas Region of the Company, Mr. Donosky owed, as of March 1, 1994, outstanding principal and accrued interest of approximately $147,000 to HSM Inc. The debt is non-recourse and due in 1996, bearing interest at 11% per year. Mr. Donosky also borrowed $240,000 from the Company on a recourse basis at a prime rate of interest and due in November of 1993, secured by his rights to purchase 23,850 shares of Common Stock as a result of a stock option exercise, at a weighted average exercise price of $14.50 per share. As of March 1, 1994, the outstanding principal and accrued interest on this loan was approximately $208,000. As a result of his failure to purchase and sell the shares subject to the exercised stock option within one year of the exercise, Mr. Donosky defaulted in his obligation to the Company for payment of the purchase price of the shares in the aggregate amount of approximately $346,000, and the shares were not issued. The indebtedness related to the partnerships and the $240,000 loan had also been secured by a pledge of Mr. Donosky's non-qualified options to purchase 20,000 shares of Common Stock at a weighted average exercise price of $17.40 per share. These options expired upon termination of Mr.
Donosky's  employment in January 1993.  In February  1993,   Mr.
Donosky  filed  for  bankruptcy under  Chapter  7  of  the  U.S.
Bankruptcy Code.

Mr. Leibowitz is a Managing Director of Warburg, Pincus & Co., Inc. an affiliate of Warburg. Mr. Mullman is a Vice President, Corporate Finance of Prudential. Warburg and Prudential entered into certain agreements with the Company in connection with a recapitalization in 1993 and a restructuring of debt in 1994 as described below.

1993 Recapitalization. On January 29, 1993, the stockholders of the Company approved a financial recapitalization and debt restructuring (the "Recapitalization"), pursuant to which Warburg (for a purchase price of $12,850,000) and Mr. Hanauer
(for a purchase price of $900,000) purchased (i) 128,266 and 8,894 shares, respectively, of newly issued Senior Preferred Stock, (ii) five-year warrants initially to purchase 340,000 and 160,000 shares of Common Stock, respectively, at an exercise price of $5.00 per share (the $5.00 Warrants"), (iii) five-year warrants initially to purchase 142,000 and 58,000 shares of Common Stock, respectively, at an exercise price of $5.50 per share (the "$5.50 Warrants, and, together with the $5.00 Warrants, the "Warburg/Hanauer Warrants"), and (iv) subscription warrants ("Subscription Warrants") to purchase 373,818 and 26,182 shares of Common Stock, respectively, at an exercise price of $5.00 per share. The funds used by Warburg to purchase the Senior Preferred Stock, the Warburg/Hanauer Warrants and the Subscription Warrants were provided from Warburg's investment capital. Mr. Hanauer purchased the Senior Preferred Stock, the Warburg/Hanauer Warrants and the Subscription Warrants with funds borrowed in the ordinary course of business under Mr. Hanauer's unsecured line of credit with First National Bank of Blue Island. The Company owed approximately $530,000 to Warburg at December 31, 1993 for reimbursement of its expenses related to the Recapitalization. As of April 1, 1994, such obligation had been paid. In connection with the Recapitalization, the Company paid certain fees and expenses to an affiliate of Mr. Hanauer. See "Item 13. Certain Relationships and Related Transactions."

Pursuant to the Recapitalization, the Company and Prudential agreed to restructure an existing $5-million revolving line of credit (the "Old Revolving Credit Note"), $10 million of existing 9.90% Senior Notes due November 1996 (the "Senior Notes") and $25 million of existing 10.65% Subordinated Notes due November 1996 (the "Subordinated Notes") held by Prudential. Prudential and the Company entered into a Senior Note, Subordinated Note and Revolving Credit Note Agreement (the "New Note Agreement") pursuant to which the Company issued to Prudential (i) a new $5-million Revolving Credit Note due December 31, 1994 (the "New Revolving Credit Note") upon cancellation of the Old Revolving Credit Note, (ii) $10 million of the Company's 9.9% Senior Notes due November 1, 1996 (the "New Senior Notes") upon cancellation of all of the outstanding Senior Notes and (iii) $10 million of the Company's 10.65% Subordinated Payment-in-Kind Notes due November 1, 1999 (the "PIK Notes") upon conversion of $10 million of the Subordinated Notes. In addition, prior to the Recapitalization, Prudential held warrants (the "Old Prudential Warrants") to purchase 397,549 shares of Common Stock at an exercise price of $7.30 per share, which Prudential agreed to exercise through the cancellation of approximately $1,982,000 of the accrued and unpaid interest on the Subordinated Notes and cancellation of approximately $920,000 of PIK Notes. In addition, Prudential, in exchange for the cancellation of $15 million of Subordinated Notes, purchased (x) 150,000 newly issued shares of Junior Preferred Stock and (y) five-year warrants initially to purchase 200,000 shares of Common Stock at an exercise price of $5.50 per share (the "Prudential $5.50 Warrants"). The Company reimbursed Prudential for approximately $206,000 of its out-of-pocket costs and expenses incurred in connection with the Recapitalization.

As part of the Recapitalization, Warburg, Prudential, Mr. Hanauer and the Company entered into a stockholders' agreement (the "Stockholders' Agreement"), which provides for the nomination of up to three persons for election as director by
Warburg  and  up  to  two persons for election  as  director  by
Prudential. Pursuant to the Stockholders' Agreement, Mr. Leibowitz was nominated for election as a director by Warburg, and Mr. Mullman was nominated for election as a director by Prudential.

On July 1, 1993, Warburg and Mr. Hanauer sold an aggregate of 1,193 shares of Senior Preferred Stock, $5.00 Warrants to purchase 4,350 shares, $5.50 Warrants to purchase 1,740 shares, and Subscription Warrants to purchase 3,480 shares of Common Stock to Wilbert F. Schwartz, President and Chief Executive Officer of the Company, for a purchase price of approximately $120,000, which was approximately equal to the consideration paid by Warburg and Mr. Hanauer upon their acquisition of such securities. In connection with the resignation of Mr. Schwartz, he has agreed to resell such securities to Warburg and Mr. Hanauer for the same purchase price that he paid upon acquisition of such securities.
                               16

1994 Debt Restructuring. During March 1994, the Company, Warburg and Prudential entered into an agreement in principle (the "Agreement") pursuant to which the New Note Agreement was amended to provide that the Company will not be required to make principal payments on any of the Prudential debt prior to November 1, 1997. Thereafter, the revolving credit facility will mature on November 1, 1999, principal on the New Senior Notes will be payable in two equal installments on November 1, 1997 and 1998, and principal on the PIK Notes will be payable in two approximately equal installments on November 1, 2000 and 2001. The interest rate on the PIK Notes will increase from
10.65 % to 11.65% per annum on January 1, 1996. In addition, certain covenants of the New Note Agreement will remain in place, but will not be in effect until April 1, 1997. The New Note Agreement, as amended, provides for supplemental principal payments commencing July 1, 1998 if the Company meets certain financial tests. The Agreement also provides a financing commitment from Warburg for a $10 million interim loan which is expected to be retired in connection with a proposed sale of rights to acquire Common Stock of the Company. Warburg has agreed to loan the Company up to $10 million at an initial interest rate of 5% per annum with a maturity date of April 28, 1995. The interest rate will increase to 10% per annum in the event that stockholder approval of certain of the transactions contemplated by the Agreement is not obtained. Interest on the loan will be due upon maturity or upon refinancing, whichever occurs first. The loan will be secured by the Company's commercial brokerage revenues through a cash collateral account. Prudential also will have a lien on the cash collateral account which will be subordinated to Warburg's loan.

The Agreement also provides for the Company to seek additional equity capital through a rights offering, and contemplates that the Company would issue to holders of the Common Stock, for each share of Common Stock held, a non-transferable right to acquire one share of Common Stock, at an exercise price tentatively set at $2.375 per share. Subject to certain conditions, stockholders also would have certain rights to oversubscribe to the extent that other stockholders do not subscribe. Warburg has agreed to acquire the Common Stock not acquired by the holders of Common Stock in the rights offering through the conversion of its loan up to an amount not exceeding $10 million plus accrued interest on the loan. Pursuant to the Agreement, the rights offering would occur after the Company obtains the approval of the transactions contemplated by the Agreement from the holders of a majority of the shares of the Company's voting stock, including a majority of the holders of the shares of the Company's voting stock other than Warburg and Prudential. Accordingly, there can be no assurance that such approval will be obtained.

The Agreement also contemplates certain amendments to the existing Senior Preferred Stock held by Warburg and the Junior Preferred Stock held by Prudential (together, the "Preferred Stock"). Both series of Preferred Stock would be amended to be non-redeemable. As of the date of the rights offering, the exercise prices on the outstanding Warrants held by Prudential and Warburg would be reduced to $3.50 per share pursuant to the terms of such Warrants, except that the exercise price on the Subscription Warrants to purchase 370,566 shares held by
Warburg, which are exercisable only under specified circumstances, would be reduced to the same price per share as the rights offering. As it relates to the rights offering, Warburg will retain certain anti-dilution rights with respect to the preferred stock and Warrants which it currently holds. Thereafter, the Preferred Stock and Warrants held by Warburg would be amended to eliminate the anti-dilution provisions with respect to the issuance of Common Stock and Common Stock equivalents at less than the conversion price or exercise price.

The  Preferred  Stock  and  the  outstanding  Warrants  held  by
Prudential  would  be  amended  to eliminate  the  anti-dilution provisions with respect to the issuance of Common Stock and Common Stock equivalents at less than the conversion price or exercise price. The Junior Preferred Stock also would be amended to increase the dividend rate to 10% per annum effective January 1, 2002, with further increases of 1% per year effective January 1, 2003 and January 1, 2004, and 2% per year effective January 1, 2005 and each January 1 thereafter. The Senior Preferred Stock would be amended to provide that at such time as the dividend rate on the Junior Preferred Stock would increase above 12%, the dividend rate on the Senior Preferred Stock would increase by the same amount as the dividend rate on the Junior Preferred Stock. The Junior Preferred Stock also would be amended to provide that under certain circumstances following the conversion of the Senior Preferred Stock, holders of the Junior Preferred Stock will be obligated to convert such preferred stock.

In consideration of their agreements, the Company would grant Warburg and Prudential warrants to purchase approximately 325,000 and 150,000 shares of Common Stock of the Company, respectively. The exercise price of these warrants would be equal to the rights offering price.

In the ordinary course of business, Prudential, its affiliates and franchisees paid the Company approximately $4.6 million during 1993 for management of several of its properties and for leasing commissions. The Company also rents office space in the ordinary course of business under a long-term lease from a partnership of which Prudential is a general partner, paying approximately $1,312,000 in rent during 1993.
                               18

A limited partnership which is affiliated with the Company is a partner in a joint venture formed to develop an office building in southern California. As a permanent financing for the project, the joint venture borrowed $5.8 million on a non-recourse basis from Prudential in September 1990, secured by an unamortized first mortgage on the property, at a rate of 10.02% per year and a term of five years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The following table sets forth information as of March 1, 1994 concerning beneficial ownership of Common Stock by known beneficial holders of more than 5% of the outstanding Common Stock, directors, named executive officers, and all current directors and executive officers as a group. Unless otherwise noted, the listed persons have sole voting and dispositive powers with respect to the shares held in their names, subject to community property laws if applicable.




                             Amount and Nature of
                             Beneficial Ownership    Percent of Class(1)
                                                      <F1>

   Warburg, Pincus Investors, L.P.
     466 Lexington Avenue,
     New York, NY  10017        5,067,425 (2)(5) <F2><F5>  55.5%

     The Prudential Insurance
     Company of America
     Four Gateway Center
     Newark, NJ  07102          3,272,060 (3)(5) <F3><F5>  47.2%

     Joe F. Hanauer
     Combined Investments, L.P.
     361 Forest Ave., Suite 200
     Laguna Beach, CA  92651   555,773(4) (5)<F4><F5>     12.1%

     FMR Corp.
     82 Devonshire Street
     Boston, MA  02109-3614      307,600(6)<F6>            7.6%

   Lawrence S. Bacow              4,134 (7)(8) <F7><F8>    *
   John  F. Carpenter               638 (6)<F6>            *
   J. David Dawson                  637 (8)<F8>            *
   Kenneth E. Field              27,137 (9)<F9>            *
   Gordon M. Hess                 1,538 (8)<F8>            *
   Reuben S. Leibowitz                    -0- (2)<F2>     --
   John D. Santoleri                      -0- (2)<F2>     --
   Wilbert F. Schwartz                45,676 (10)<F10>    1.1%
   Alvin L. Swanson, Jr.              81,804 (11)<F11>    2.0%
   Neil R. Young                       3,082               *

All current directors and
executive officers as a group (13    639,487 (8)<F8>     13.8%
persons)

* Does not exceed 1.0%.
                               19


<F1>(1)   Percentages   total  more  than  100%   due   to   the
          requirement to count derivative securities for certain purposes. The percentages of shares of Common Stock beneficially owned by the designated persons assumes that no other person exercises currently outstanding warrants or options or convertible securities.

<F2>(2)   At March 1, 1994, Warburg beneficially owned 5,067,425
          shares of Common Stock through its ownership of (i) 127,150 shares of Senior Preferred Stock which are convertible into an aggregate of 4,219,052 shares of Common Stock, (ii) currently exercisable warrants to purchase an aggregate of 477,807 shares of Common Stock, and (iii) Subscription Warrants which will be exercisable to purchase 370,566 shares of Common Stock only in the event the Company pays certain liabilities after January 29, 1993 which exceed an aggregate of $1,500,000. Such Subscription Warrants, with an aggregate exercise price equal to 92.64% of the amount by which such excess liabilities exceed $500,000, will be exercisable by Warburg for a period of 90 days.

          The sole general partner of Warburg is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Company, a New York general partnership that has the same general partners as WP ("E.M. Warburg"), manages Warburg. Lionel I. Pincus is the managing partner of WP and E.M. Warburg and may be deemed to control them. WP has a 20% interest in the profits of Warburg and, through its wholly-owned subsidiary, E.M. Warburg, Pincus & Co., Inc. ("Warburg Pincus"), owns 1.13% of the limited partnership interests in Warburg. Mr. Leibowitz, a director of the Company, is a Managing Director of Warburg Pincus and a general partner of WP and E.M. Warburg. As such, he may be deemed to be a beneficial owner of an indeterminate portion of the shares of Common Stock beneficially owned by Warburg, Warburg Pincus and WP. He disclaims any such beneficial ownership. Mr. Santoleri, a director of the Company, is a Vice President of Warburg, Pincus Ventures, Inc., which is an affiliate of Warburg. Mr. Santoleri disclaims beneficial ownership of any shares of Common Stock beneficially owned by Warburg.
                               20

<F3>(3)   At   March   1,1994,  Prudential  beneficially   owned
          3,272,060 shares of Common Stock through its ownership of (i) 397,549 shares of Common Stock, (ii) 150,000 shares of Junior Preferred Stock which are convertible into an aggregate of 2,674,511 shares of Common Stock, and (iii) currently exercisable warrants to purchase an aggregate of 200,000 shares of Common Stock.

<F4>(4)   At March 1, 1994, Mr. Hanauer, a director and Chairman
          of the Company, beneficially owned 555,773 shares of Common Stock, through his ownership of the following securities held in a trust of which Mr. Hanauer is the trustee and he and his wife and children are beneficiaries: (i) 21,153 shares of Common Stock,
          (ii) 8,817 shares of Senior Preferred Stock convertible into an aggregate of 292,563 shares of Common Stock, (iii) currently exercisable warrants to purchase an aggregate of 216,103 shares of Common Stock, and (iv) Subscription Warrants to purchase 25,954 shares of Common Stock, which will be exercisable only in the event the Company pays certain liabilities after January 29, 1993 which exceed an aggregate of $1,500,000. Such Subscription Warrants, with an aggregate exercise price equal to 6.49% of the amount by which such excess liabilities exceed $500,000, will be exercisable by Mr. Hanauer for a period of 90 days.

<F5>(5)   Pursuant to the rules promulgated under the Securities
          Exchange Act of 1934, as amended, Prudential, Warburg and Mr. Hanauer may be deemed to be a "group," as defined in Section 13(d) of such Act. Prudential, Warburg and Mr. Hanauer do not affirm the existence of such a group and disclaim beneficial ownership of shares of Common Stock beneficially owned by any other party.

<F6>(6)   Includes  203,500  shares held by  affiliates  of  FMR
          Corp., which is a holding company for certain investment advisors. Information with respect to FMR Corp. is based on the most recent Schedule 13D filed with the Securities and Exchange Commission reflecting beneficial ownership of Common Stock.

<F7>(7)   Includes  an option under a Company stock option  plan
          which, as of March 1, 1994, was exercisable for  3,334
          shares.

<F8>(8)   Includes,  in  the  aggregate,  838  shares  held   by
          immediate family members of, and 424 shares held jointly with immediate family members by, all current directors and executive officers as a group.

<F9>(9)   Includes 10,120 shares held by a corporation of  which
          Mr. Field is President and sole shareholder.

                               21


<F10>(10) At  March  1,  1994  Mr. Schwartz  beneficially  owned
          45,676 shares of Common Stock, through his ownership of 1,193 shares of Senior Preferred Stock convertible into an aggregate of 39,586 shares of Common Stock and currently exercisable warrants to purchase an aggregate of 6,090 shares of Common Stock. Mr. Schwartz also holds Subscription Warrants to purchase 3,480 shares of Common Stock which will be exercisable only in the event that the Company pays certain liabilities after January 29, 1993 which exceed an aggregate of $1,500,000. Such Subscription Warrants, with an aggregate exercise price equal to .87% of the amount by which such excess liabilities exceed $500,000, will be exercisable by Mr. Schwartz for a period of 90 days. In connection with the resignation of Mr. Schwartz, he has agreed to resell such securities to Warburg and Mr. Hanauer for the same purchase price that he paid upon acquisition of such securities.

<F11>(11) Includes    60,000    currently   exercisable    stock
          appreciation rights ("SARs") held by Mr. Swanson which fully vested upon his resignation on May 20, 1993. The SARs are generally exercisable for shares of Common Stock with an aggregate fair market value equal to the excess of the fair market value of the Common Stock over $3.52.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Following are descriptions of certain transactions and business relationships between the Company and its directors, executive officers and principal stockholders. See also "Compensation
Committee Interlocks and Insider Participation."

In May 1992, the Company entered into an agreement with the Meredith Corporation's operating group known as "Better Homes and Garden Real Estate Service" ("BH&G") whereby certain residential brokerage offices of the Company in California and BH&G agreed to jointly offer marketing, training and other support services to independent brokerage firms. Under the agreement, the Company will be paid fees by Meredith Corporation based upon the performance of the independent firms involved, and will, after the first year of the agreement, be obligated to pay fees to Meredith Corporation based upon the Company's gross revenue for the offices participating in the program. To date, no fees have been paid to the Company by Meredith Corporation and the Company has not paid any fees to Meredith Corporation. The Company believes the program with Meredith Corporation will assist the participating offices to be more competitive and will permit the Company to profit as a result of offering mortgage services to

                               22

Meredith Corporation franchisees. Meredith Corporation and Greyhawk, a corporation of which Mr. Hanauer is a majority shareholder and chairman of the board, are parties to certain agreements pursuant to which Greyhawk has agreed to assist Meredith Corporation in developing its Better Homes and Gardens franchises in several U.S. markets. Greyhawk has not to date received any fees based on amounts received by Meredith Corporation from the Company, but will be entitled to receive such fees in the future.

     In connection with the Recapitalization, Greyhawk was paid a fee of $325,000 by the Company related to its efforts in introducing to the Company various potential investors, including Warburg.
An additional $46,000 was paid by the Company to Greyhawk as reimbursement of travel and legal expenses related to these efforts.


















                               23

                             PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

3.   Exhibits required to be filed by Item 601 of Regulation  S-
     K:

(4)  INSTRUMENTS  DEFINING  THE  RIGHTS  OF  SECURITY   HOLDERS,
     INCLUDING INDENTURES

     4.15 Promissory Note in the amount of up to $10 million dated as of March 29, 1994, executed by the Registrant in favor of Warburg, Pincus Investors, L.P.

     4.16 Loan  and  Security  Agreement among  the  Registrant,
          Warburg  Pincus  Investors, L.P.  and  The  Prudential
          Insurance  Company of America dated as  of  March  29,
          1994.

     4.17 Modification to Note and Security Agreement between the Registrant and The Prudential Insurance Company of
          America dated as of March 28, 1994.

          On an individual basis, instruments other than Exhibits listed above defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.


   (10)  MATERIAL CONTRACTS

     10.23  Separation  Agreement  between  the  Registrant  and
            Wilbert F. Schwartz dated as of April 25, 1994.


                               24



SIGNATURE


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April, 1994.

GRUBB & ELLIS COMPANY
(Registrant)

by /s/ Connie L. Hardisty
Connie L. Hardisty
Vice President and
Corporate Controller









                               25




                          EXHIBIT INDEX


Exhibit                                                     Page


(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
     INCLUDING INDENTURES

4.15 Promissory Note in the amount of up to $10 million dated as of March 29, 1994, executed by the Registrant in favor of Warburg, Pincus
     Investors, L.P.

4.16 Loan and Security Agreement among the Registrant,
     Warburg Pincus Investors, L.P. and The Prudential
     Insurance Company of America dated as of March 29,
     1994.

4.17 Modification to Note and Security Agreement between the Registrant and The Prudential Insurance
     Company of America dated as of March 28, 1994.

   (10)  MATERIAL CONTRACTS

     10.23 Separation Agreement between the Registrant and Wilbert F. Schwartz dated as of April 25, 1994.








                               26

