Form 10-Q
period 1994-03-31
GRUBB & ELLIS CO
filed 1994-05-16
CIK 216039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31,
1994
                               OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number            1-8122

                      GRUBB & ELLIS COMPANY
     (Exact name of registrant as specified in its charter)

 Delaware                                       94-1424307
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)               Identification No.)

             One Montgomery Street, - Telesis Tower,
                    San Francisco, CA  94104
            (Address of principal executive offices)
                           (Zip Code)

                          (415)956-1990
      (Registrant's telephone number, including area code)


                            no change
       (Former name, former address and former fiscal year
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No _____

                            4,112,358
        (number of shares outstanding of the registrant's
                  common stock at May 1, 1994)

                             PART I
                        FINANCIAL INFORMATION


Item 1.   Financial Statements

             GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)
       (in thousands except per share amounts and shares)


                                        Three Months
                                      Ended March 31,
                                     1994          1993
   Revenue
   Commercial real estate
    brokerage commissions          $ 27,779      $ 27,441
   Residential real estate
    brokerage commissions             3,785         6,613
     Real estate services fees,
    commissions and other             7,401         8,050
   Interest income                      133           134
   Other                                  5            59
     Total revenue                   39,103        42,297

   Cost and Expenses
   Real estate brokerage and
    other commissions                18,514        20,981
   Selling, general and
    administrative                   12,690        12,644
   Salaries and wages                11,450        11,856
   Interest expense                     587           775
   Depreciation and amortization        492           603
     Total costs and expenses        43,733        46,859

   Loss before income taxes          (4,630)       (4,562)
   Provision for income taxes           117           100
     Net loss                       $(4,747)      $(4,662)

   Undeclared dividends (accretion of
   liquidation preference) on
    preferred stock                 $   638       $   399

   Net loss applicable to common
  stock                             $(5,385)      $(5,061)

   Net loss per common share and
  equivalents                      $  (1.33)      $ (1.30)

   Weighted average common shares  4,062,136      3,900,154

<F1>     The accompanying notes are an integral part
            of the consolidated financial statements.



         GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)
                         (in thousands)

                               March 31,     December 31,     March 31,
                                 1994          1993              1993

   ASSETS
   Current assets

   Cash and cash
   equivalents                $ 10,360       $ 22,364         $ 10,384

   Real estate brokerage
   commissions receivable        1,724            493            4,650

   Real estate services
   fees and other commissions
   receivable                    2,009          2,312            2,916

   Other receivables             4,172          4,865            3,415

   Real estate investments
   and other assets held for sale  - -            - -            1,127

   Prepaids and other
   current assets                2,077          2,628            1,130

    Total current assets        20,342         32,662           23,622

   Noncurrent assets

   Real estate brokerage
   commissions receivable        1,136          1,155           1,345

   Real estate investments held for
   sale and real estate owned    1,241          1,305           1,773

   Equipment and leasehold
   improvements, net             4,977          5,063           3,259

   Excess of cost over net assets
   of acquired companies, net     - -            - -           10,358

   Other assets                  1,865          2,000             845

    Total assets              $ 29,561       $ 42,185        $ 41,202

<F1>        The accompanying notes are an integral part
            of the consolidated financial statements.


            GRUBB AND ELLIS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)
        (in thousands except per share amounts and shares)


                                    March 31,    December 31,     March 31,
                                      1994          1993            1993
   LIABILITIES

   Current liabilities
    Notes payable and current
    portion of long-term debt      $    506       $   9,336        $  3,684
    Accounts payable                   1,536          1,873           2,316
    Compensation and employee benefits 6,375         11,817           4,921
    Deferred commissions payable         180          2,814             189
    Accrued severance obligation       2,323          2,883           1,072
    Accrued office closure costs       2,782          3,043           2,284
    Accrued claims and settlements    10,375         10,375          13,596
    Other accrued expenses             6,005          8,363           4,632
     Total current liabilities        30,082         50,504          32,694

   Long-term liabilities
     Long-term debt, net of current
     portion                          29,432         16,137         17,313
     Accrued claims and settlements    9,124          9,678          9,349
     Accrued severance obligations       457            555          1,215
     Accrued office closure costs      3,938          4,043          4,308
     Other                                26            235          1,798
      Total liabilities               73,059         81,152         66,677

   REDEEMABLE PREFERRED STOCK
   12% Senior convertible preferred stock:
  137,160 shares outstanding          14,857         14,365         13,060
   5% Junior convertible preferred stock:
  150,000 shares outstanding          15,737         15,535         14,957
   Total redeemable preferred stock   30,594         29,900         28,017

   STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value:
   1,000,000 shares authorized; 287,160
   shares issued as redeemable preferred
   stock
   Common stock, $.01 par value:
   25,000,000 shares authorized;
   4,112,358, 4,060,271 and 4,055,579
  shares issued and outstanding at
  March 31, 1994, December 31, 1993 and
  March 31, 1993, respectively            42            41            40

   Additional paid-in-capital         47,591        48,070        49,900
   Retained earnings (deficit)      (121,725)     (116,978)     (103,432)
   Total stockholders' equity
    (deficit)                        (74,092)      (68,867)      (53,492)
    Total liabilities and
stockholders' deficit              $  29,561     $  42,185      $ 41,202

<F1>           The accompanying notes are an integral part
                  of the consolidated financial statements.


             GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited - in thousands)

                                              For the Three Months
                                                Ended March 31,
                                               1994          1993
   Cash Flows from Operating Activities:

     Net loss                               $  (4,747)    $  (4,662)

   Adjustments to reconcile net loss to net
   cash used by operating activities:

     Depreciation and amortization                492           603
     Increase in brokerage receivables         (1,231)         (385)
     Decrease in compensation and employee
     benefits                                  (5,442)       (3,706)
     Decrease in deferred commissions          (2,634)       (1,725)
     Decrease in accounts payable                (337)         (859)
     Decrease in other, net                    (1,755)       (2,052)
   Net cash used by operating activities      (15,654)      (12,786)

   Cash Flows from Investing Activities:

     Dispositions of real estate joint ventures
       and real estate owned                     - -            300
     Disposition of other assets                 - -          3,350
     Purchases of equipment and leasehold
       improvements                               (331)        (209)
     Distribution from real estate joint
       ventures and real estate owned               40         - -                                              -
     Net cash (used) provided by investing
       activities                                 (291)       3,441

   Cash Flows from Financing Activities:

     Repayment of notes payable                    (62)      (5,595)
     Proceeds from issuance of preferred stock     - -       13,750
     Costs related to issuance of preferred
       stock and restructure of debt               - -       (1,400)
     Proceeds from issuance of common stock          3           37
     Proceeds from borrowing                     4,000          - -                                    -
       Net cash provided by financing activities 3,941        6,792

   Net decrease in cash and cash equivalents   (12,004)      (2,553)

   Cash and cash equivalents at beginning of
     period                                     22,364       12,937

   Cash and cash equivalents at end of period$  10,360    $  10,384


   Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:
     Interest                                $     598    $     15
     Taxes                                         197         117

<F1>           The accompanying notes are an integral part
                 of the consolidated financial statements.


                GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Consolidated Financial Statements


1.   Interim Period Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned subsidiaries and controlled partnerships (the "Company"), and are prepared in accordance with generally accepted accounting principles for interim financial information. The information presented includes all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods reported. All adjustments are of a normal recurring nature. Such information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Certain amounts in prior periods have been reclassified to conform to the current presentation.

2.   Income Taxes

     The Company's tax provision is attributable to current state tax liabilities.

3.  Loss Per Common Share and Equivalents

     Loss per common share and equivalents computations are based on the weighted average number of common shares outstanding after giving effect to potential dilution from common stock options and warrants.

     The calculation of loss per share of common stock includes net loss plus amounts applicable to the Senior and Junior Preferred Stock for the undeclared dividends (accretion of liquidation preference) earned in the amounts of approximately $444,000 and $194,000, respectively, for the quarter ended March 31, 1994.

4.   Commitments and Contingencies

     The Company was contingently liable for approximately $486,000 at March 31, 1994 as a guarantor of certain notes payable of real estate joint ventures and partnerships. These notes payable mature at various dates through 1998. Of the Company's contingent liability at March 31, 1994, substantially all is collateralized by land and improved property of these entities. In the opinion of management, the current underlying value of the assets collateralizing the contingent liabilities is greater than the related obligations guaranteed by the Company. The Company has also indemnified two wholly owned partnerships for their contingent liabilities of up to $2 million each.

     Grubb & Ellis Asset Services Company ("GEASC") since September 1993 has voluntarily withdrawn from entering into new service contracts with the Resolution Trust Corporation (the "RTC") and the Federal Deposit Insurance Corporation (the "FDIC") until certain federal government contracting compliance requirements are met relative to one of the Company's principal shareholders. In April 1994, the Company was notified by the RTC that it has proposed to exclude the Company and GEASC from RTC contracting as the Company had not filed certain reports with the RTC. The Company plans to file a response to the RTC's proposed exclusion and is unable to predict the outcome or timing of these
             GRUBB & ELLIS COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

     matters or whether or when it will be allowed to resume
     RTC and FDIC contracting services.

     Johsz et al v. Koll Company et al was filed in the Orange County (California) Superior Court on March 14, 1994 against the Koll Company, Grubb & Ellis Company, Koll Center Number 10, a California general partnership ("Koll"), and Southern California Edison Company ("Edison"). The Complaint has not yet been served and no discovery has been conducted. The plaintiffs, two former Company brokers, their wives, and a current Company employee, allege that the brokers and employee acquired cancer from electromagnetic waves produced by the electric transformer owned by Edison and situated in a vault below office space leased by the Company in a building owned by Koll. The Complaint alleges negligence, battery, negligent infliction of emotional distress, fraudulent concealment, loss of consortium and, against Edison only, strict liability. Specific damages were not pled, but punitive as well as compensatory damages are sought. The potential financial impact of this lawsuit on the Company cannot not yet be determined.

     The Company is involved in various other claims and lawsuits arising in the ordinary course of business, as well as in connection with its participation in various joint ventures, partnerships and a trust. In the opinion of management, upon the advice of counsel, the eventual outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position.

5.   Long-Term Debt Modifications and Proposed Rights
     Offering

     During March 1994, the Company, Warburg, Pincus Investors, L.P. ("Warburg") and The Prudential Insurance Company of America ("Prudential") entered into an agreement in principle (the "Agreement") pursuant to which certain provisions of the existing Prudential debt agreements were waived to provide that the Company will not be required to make principal payments on any of the Prudential debt during 1994. Upon formal amendment of such debt agreements, the revolving credit facility will mature on November 1, 1999, principal on the Senior Note will be payable in two equal installments on November 1, 1997 and 1998, and principal on the PIK Notes will be payable in two approximately equal installments on November 1, 2000 and 2001. The interest rate on the PIK Notes will increase from 10.65% to 11.65% per annum on January 1, 1996. In addition, certain covenants of the debt agreements remain in place, but will not be in effect until April 1, 1997. The debt agreements, as amended, will provide for supplemental principal payments commencing July 1, 1998 if the Company meets certain financial tests.

     The Agreement also provided for the Company to seek additional equity capital through a rights offering, subject to stockholder approval, and for Warburg to loan the Company up to $10 million at an initial interest rate of 5% per annum with a maturity date of April 28, 1995 ("Warburg Interim Financing Loan"). The interest rate will increase to 10% per annum in the event that stockholder approval of certain of the
          GRUBB & ELLIS COMPANY AND SUBSIDIARIES
        Notes to Consolidated Financial Statements

     transactions contemplated by the Agreement is not obtained. Interest on the loan will be due upon maturity or upon refinancing, whichever occurs first. The loan is secured by the Company's commercial brokerage revenues through a cash collateral account. Prudential also has a lien on the cash collateral account which will be subordinated to Warburg's loan. The Company has borrowed $4 million from Warburg under this facility. Warburg has agreed to acquire the common stock not acquired by the holders of common stock in the rights offering, through the conversion of the Warburg Interim Financing Loan up to an amount not exceeding $10 million plus accrued interest on the loan.

     The Agreement also contemplates certain amendments to the existing Convertible Preferred Stock and warrants to purchase common stock of the Company held by Warburg and Prudential, and the issuance of additional warrants to Warburg and Prudential, also subject to stockholder approval.

Item 2. Management's  Discussion and Analysis  of  Financial
        Condition and Results of Operations

Revenue

The Company has typically experienced its lowest quarterly revenue in the first quarter of each year with historically higher and more consistent revenue in the second and third quarters. The fourth quarter has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by year-end. However, quarterly revenue variations are not significant. Over the last three years, revenue in any given quarter, as a percentage of total annual revenue, ranged from a high of no more than 29.2% to a low of 21.1%.

Revenue of $39.1 million for the first quarter of 1994 declined $3.2 million or 7.6% from revenue of $42.3 million in the first quarter of 1993. Excluding revenue from the sold Northern California residential brokerage operations and certain offices closed during the last quarter of 1993 and first quarter of 1994, as well as government contracting business conducted during the first quarter of 1993 not repeated in 1994 (See Note 4 of Notes to Consolidated Financial Statements), revenue increased approximately $2.8 million or 7.9% in the first quarter of 1994 compared to the first quarter of 1993.

Effective  February  1,  1994,  the  Company  modified   its
reporting structure to increase operating efficiencies and reduce costs. The modifications include the integration of management of commercial brokerage operations with the appraisal and consulting and commercial mortgage brokerage operations, on a regional basis. The integration also includes those property management operations which the Company has resumed, independent of Axiom Real Estate Management, Inc. ("Axiom"), a majority owned subsidiary of the Company which provides property and facilities management. Axiom closed certain offices pursuant to its strategic objectives. Additionally, in February 1994, the Company closed several unprofitable appraisal and consulting offices.
Increases in revenue of $1.1 million or 26.6% and $185,000 or 1.9%, as compared to the first quarter of 1993, occurred in the Pacific Northwest and Pacific Southwest regions, respectively. These increases were offset by declines in revenue in the Eastern and Midwest/Texas regions of $544,000 or 8.5% and $254,000 or 2.9%, respectively.

Revenue from the Company's remaining residential brokerage operation increased $241,000 or 6.8% as compared to the first quarter of 1993 and property management, under Axiom, improved $226,000 or 4.6%. Revenue from the existing residential mortgage brokerage operations declined $167,000 or 31.3% from the first quarter of 1993.

Costs and Expenses

Real estate brokerage commissions expense (salespersons' participation) is the Company's major expense and is contingent upon gross brokerage commission revenue levels. As a percentage of total revenue, salespersons' participation expense for the three months ended March 31, 1994 decreased to 47.4% from 49.6% for the same period in 1993. This decrease is primarily a result of the sale of the Northern California residential brokerage operation.

Operating expenses, other than real estate brokerage commissions expense, of $25.2 million for the first quarter of 1994 declined by 2.5% from $25.9 million in the first quarter of 1993. Excluding the decline in expenses resulting from the sale of Northern California residential brokerage operations and the closure of the offices discussed above, operating expenses increased by $2.0 million or 8.6% in the first quarter of 1994 compared to the same period of 1993. The increase was primarily a result of several key management positions being filled in the latter part of 1993 and additional investments in training, computer systems, and other resources anticipated to improve future profits.

Net Loss

The net loss for each of the first quarters of 1994 and 1993 was $4.7 million. Net loss per common share was $1.33 for the first quarter of 1994 compared to $1.30 for the same period last year.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $12.0 million from December 31, 1993 to March 31, 1994. The decrease was mainly attributable to cash used by operations of $15.7 million, which included $5.4 million for 1993 salespersons' and managers' incentive compensation, $2.6 million for deferred salespersons' commission payments, and an interest payment of $495,000 on the Prudential Senior Note. These cash outflows were offset by cash received of $4 million from the Warburg interim financing loan (see Note 5 of Notes to the Consolidated Financial Statements).

During the first quarter, working capital increased by $8.1 million to a deficit of $9.7 million, primarily due to the modification of terms on the Prudential debt. The modification had the effect of reclassifying approximately $9 million of principal payments on the Prudential Senior, Subordinated and Revolving Credit Notes from current to noncurrent liabilities. Additionally, the Company borrowed $4 million on the Warburg interim financing loan.
Stockholders' deficit was $74.1 million or $18.02 per share at March 31, 1994 as compared to $68.9 million or $16.96 per share at December 31, 1993. The accumulated deficit increased to $121.7 million from $117.0 million at December 31, 1993.

The Company believes that its short-term and long-term cash requirements will be met by operating cash flow, seasonal use of the Prudential $5-million Revolving Credit Note, use of the interim financing provided by Warburg (see Note 5 of Notes to the Consolidated Financial Statements), and assuming the Company obtains the required stockholder approval, the subsequent sale of rights to acquire common stock in the Company (also discussed in Note 5). Although first quarter operating cash flow was not positive, historically the Company's cash flow typically has improved in each subsequent quarter. While the Company's full year operating plan for 1994 provides for positive operating cash flow, the Company was unable to generate positive operating cash flow during 1993 despite plans to do so. If the 1994 operating plan is not substantially achieved because of adverse economic conditions or other unfavorable events, the Company may find it necessary to further reduce expense levels, or undertake other actions as may be appropriate.



                           PART II


                      OTHER INFORMATION

          (Items 2, 3, 4, and 5 are not applicable
            for the quarter ended March 31, 1994)


Item 1.   Legal Proceedings

          The information in Note 4, Commitments and
          Contingencies, to the Consolidated Financial
          Statements related to Johsz et al v. Koll Company et al is incorporated herein by reference.

Item 6(a).     Exhibits

     (4)  Instruments Defining the Rights of Security
          Holders, including Indentures

     4.1 Senior Note, Subordinated Note and Revolving Credit Note Agreement between The Prudential
          Insurance Company of America and the Registrant dated as of November 2, 1992, incorporated herein by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed on February 8, 1993 (Commission File No. 1-8122).

     4.2 Letter agreement between The Prudential Insurance Company of America and the Registrant dated March 26, 1993, incorporated herein by reference to
          Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1993 (Commission File No. 1-8122).

     4.3 Letter agreement between The Prudential Insurance Company of America and the Registrant dated April 19, 1993, incorporated herein by reference to
          Exhibit 4.11 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1993 (Commission File No. 1-8122).

     4.4 Letter agreement between The Prudential Insurance Company of America and the Registrant dated October 26, 1993, incorporated herein by reference to Exhibit 4.21 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

     4.5 Letter agreement between The Prudential Insurance Company of America and the Registrant dated March 28, 1994, incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-
          8122).

     4.6 Modification to Note and Security Agreement between the Registrant and The Prudential Insurance Company of America dated as of March 28, 1994, incorporated by reference to Exhibit 4.17 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

     4.7  Securities   Purchase   Agreement   between    The
          Prudential  Insurance Company of America  and  the
          Registrant,   dated  as  of  November   2,   1992,
          incorporated herein by reference to Exhibit 28.4 to the Registrant's Current Report on Form 8-K filed on November 12, 1992 (Commission File No. 1-
          8122).

     4.8 Specimen of stock subscription warrant No. 5 issued to The Prudential Insurance Company of America, dated January 29, 1993, exercisable for 200,000 shares of the Registrant's Common Stock, incorporated by reference to Exhibit 28.10 to the
          Registrant's Current Report on Form 8-K filed on February 8, 1993 (Commission File No. 1-8122).

     4.9  Securities   Purchase  Agreement  among   Warburg,
          Pincus  Investors, L.P., Joe F.  Hanauer  and  the
          Registrant,   dated  as  of  November   2,   1992,
          incorporated herein by reference to Exhibit 28.3 to the Registrant's Current Report on Form 8-K filed on November 12, 1992 (Commission File No. 1-
          8122).

     4.10 Specimen of stock subscription warrant No. 6 issued to Warburg, Pincus Investors, L.P., dated as of January 29, 1993, exercisable for 337,042 shares of the Registrant's Common Stock, incorporated herein by reference to Exhibit 4.11 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

     4.11 Specimen of stock subscription warrant No. S-3 issued to Warburg, Pincus Investors, L.P., dated
          January 29, 1993, exercisable for 370,566 shares of the Registrant's Common Stock, incorporated herein by reference to Exhibit 4.17 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-
          71484).

     4.12 Summary  of  terms  of proposed  bridge  loan  and
          rights offering executed by Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America and the Registrant as of March 28, 1994, incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.13 Cash Collateral Account Agreement between Bank of America N.T.&S.A. and the Registrant dated as of March 29, 1994, incorporated by reference to
          Exhibit 4.12 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.14 Intercreditor Agreement between Warburg Pincus, Investor, L.P. and The Prudential Insurance Company of America dated as of March 28, 1994, incorporated by reference to Exhibit 4.13 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.15 Promissory Note in the amount of up to $10 million dated as of March 29, 1994, executed by the Registrant in favor of Warburg, Pincus Investors, L.P., incorporated by reference to Exhibit 4.15 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

     4.16 Loan and Security Agreement among the Registrant, Warburg Pincus Investors, L.P. and The Prudential Insurance Company of America dated as of March 29, 1994., incorporated by reference to Exhibit 4.15 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

     4.17 Promissory Note in the amount of $250,000 dated as of January 8, 1990 executed by the Registrant in favor of DW Limited Partnership, incorporated by reference to Exhibit 4.14 to the Registrant's
          Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

          On an individual basis, instruments other than Exhibits 4.1 through 4.17 listed above defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

     (10) Material Contracts

     10.1Grubb  &  Ellis  Company 1990 Amended and  Restated
          Stock Option Plan, as amended as of August 9, 1993, incorporated herein by reference to Exhibit
          4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71580).

     10.2 Grubb & Ellis Company Executive Supplemental Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-2 filed on January 12, 1990 (Registration No. 33-32979).

     10.3 Grubb & Ellis Company 1985 Restricted Value Stock Plan, as amended effective December 3, 1987, incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed on March 31, 1989 (Commission File No. 1-
          8122).

     10.4 Agreement between HSM Inc. and David Donosky dated January 15, 1988, regarding exchange of indebtedness, incorporated herein by reference to
          Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 30, 1988 (Commission File No. 1-8122).

     10.5 Loan Agreement between David Donosky and the Registrant dated October 20, 1989, incorporated herein by reference to Exhibit 10.21 to the Registrant's registration statement on Form S-2 filed on January 12, 1990 (Registration No. 33-32979).

     10.6 Description of Grubb & Ellis Company Senior Management Compensation Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 30, 1992 (Commission File No. 1-8122).

     10.7 Stock Purchase and Stockholder Agreement dated May 6, 1992, among GE New Corp., the Registrant and International Business Machines Corporation, incorporated herein by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1992 (Commission File No. 1-
          8122).

     10.8 Master Management Agreement dated May 6, 1992 between International Business Machines Corporation and GE New Corp., incorporated herein by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1992 (Commission File No. 1-8122).
     10.9 Master Financing Agreement dated August 5, 1992 between IBM Credit Corporation and Axiom Real Estate Management, Inc., incorporated herein by reference to Exhibit 28.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1992 (Commission File No. 1-8122).

     10.10 Credit Agreement dated as of August 31, 1992, between Axiom Real Estate Management, Inc. and the Registrant, incorporated herein by reference to
          Exhibit 28.6 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 1992 (Commission File No. 1-8122).

     10.11 Purchase Agreement dated February 16, 1993 between the Registrant and JMB Institutional Realty Advisers, L.P., incorporated herein by reference to Exhibit 10.20 to the Registrant's
          Quarterly Report on Form 10-Q filed on May 15, 1993 (Commission File No. 1-1822).

     10.12 Purchase Agreement dated March 4, 1993 between the Registrant and Fox and Carskadon/Better Homes and Gardens, incorporated herein by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 1993 (Commission File No. 1-1822).

     10.13 Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant dated January 29, 1993, incorporated herein by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1993 (Commission File No. 1-8122).

     10.14 Amendment to Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant, dated as of July 1, 1993, incorporated herein by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993 (Commission File No. 1-
          8122).

     10.15 Severance Compensation Agreement, dated as of December 31, 1992, between the Registrant and Donald L. McGee, incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-8122).

     10.16 Severance Compensation Agreement, dated as of August 31, 1992, between the Registrant and Emmett
          R. DeMoss, Jr., incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-8122).

     10.17 Severance Compensation Agreement, dated as of December 31, 1992, between the Registrant and Donald V. Jones, incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-8122).

     10.18 Amendment No. 1 to Severance Compensation Agreement, dated as of December 31, 1992, between the Registrant and Donald V. Jones, incorporated herein by reference to Exhibit 10.28 to the
          Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-8122).

     10.19 Employment Agreement, effective May 20, 1992, between the Registrant and Alvin L. Swanson, Jr., incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-
          8122).

     10.20 First Amendment to Employment Agreement, effective as of May 20, 1992, between the Registrant and Alvin L. Swanson, Jr., incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-8122).

     10.21 Second Amendment to Employment Agreement, effective as of February 24, 1993, between the Registrant and Alvin L. Swanson, Jr., incorporated herein by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1993 (Commission File No. 1-8122).

     10.22 1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

     10.23 Separation Agreement between the  Registrant
          and Wilbert F. Schwartz dated as of April 25, 1994, incorporated by reference to Exhibit 10.23 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

     (11) Statement Regarding Computation of Per Share
          Earnings


Item 6(b) Reports on Form 8-K

          None.


                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GRUBB & ELLIS COMPANY
                                  (Registrant)


Date:  May 13, 1994           /s/Connie Hardisty
                              Connie Hardisty
                              Vice President and
                              Corporate Controller

           GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                        EXHIBIT INDEX

            for the quarter ended March 31, 1994

Exhibit                                                    Page:

(11) Statement regarding Computation of Per Share Earnings    18

</PAGE