Form 10-K/A
period 1993-12-31
GRUBB & ELLIS CO
filed 1994-07-22
CIK 216039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A
                                (Amendment No. 2)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                               ----------    ----------

Commission file number               1-8122   .
                                 --------------

                              GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       94-1424307    .
- - -------------------------                         -------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                     Identification No.)

                     One Montgomery Street, - Telesis Tower,
                            San Francisco, CA  94104
                            ------------------------
                    (Address of principal, executive offices)
                                   (Zip Code)

                                  (415)956-1990
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------
        Common Stock                    New York Stock Exchange
                                        Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----

The aggregate market value of voting common stock held by nonaffiliates of the registrant as of March 1, 1994 was approximately $12,270,000.

The number of shares outstanding of the registrant's common stock as of March 1, 1994 was 4,060,628 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (December 31, 1993) are incorporated by reference into part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
                                                                    Total Pages:
                                                                  Exhibit Index:

                              GRUBB & ELLIS COMPANY
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

COVER PAGE                                                                     1

TABLE OF CONTENTS                                                              2

Part I.

  Item 1.     Business                                                         3

  Item 2.     Properties                                                       7

  Item 3.     Legal Proceedings                                                8

  Item 4.     Submission of Matters to a Vote of Security Holders              8

Part II.

  Item 5.     Market for the Registrant's Common Equity
                  and Related Stockholder Matters                              8

  Item 6.     Selected Financial Data                                       9-10

  Item 7.     Management's Discussion and Analysis of Financial            11-21
                  Condition and Results of Operations

  Item 8.     Financial Statements and Supplementary Data                  22-54

  Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      55

Part III.

  Item 10.    Directors and Executive Officers of the Registrant              56

  Item 11.    Executive Compensation                                          60

  Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                                       73

  Item 13.    Certain Relationships and Related Transactions                  76

Part IV.

  Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                  78-83

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES                                   78

SIGNATURES                                                                 84-85

EXHIBIT INDEX                                                                 91

                              GRUBB & ELLIS COMPANY

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly and majority owned subsidiaries (the "Company") provide real estate services. Such services include commercial brokerage, residential brokerage, property and facilities management (through its wholly owned operations and majority owned subsidiary, Axiom Real Estate Management, Inc. ("Axiom")) and other services which are offered to real estate owners, investors and tenants. Based on revenue, the Company is one of the largest commercial real estate services companies in the United States. Through Axiom, the Company is also one of the largest property management firms in the country with approximately 75 million square feet of property under management. Additionally, the Company has for a number of years provided mortgage brokerage, appraisal, consultation and asset management services. As of the year ended December 31, 1993, the Company had 105 offices in 61 cities in 17 states and the District of Columbia, with approximately 1,400 real estate agents, 900 non-agent employees and 1,400 Axiom property management staff (the cost of the property management staff is substantially reimbursed by clients). Additionally, the Company maintains informal business relationships with full-service real estate firms in England, France, Italy, Germany, the Netherlands, Asia and the Pacific Basin for purposes of client business referral. In 1992, the Company also formed an alliance for purposes of client business referral with Mexus Services Corporation ("Mexus"), a firm specializing in providing consulting services to U.S. firms seeking to do business in Mexico.

In 1993, commercial brokerage was the major source of revenue for the Company, followed by property management, residential brokerage, and appraisal and consulting services. The balance of the Company's revenue was derived from real estate investment advisory and other services. The Company believes that commercial brokerage is likely to continue to be its major source of revenue for the foreseeable future.

BUSINESS DEVELOPMENT AND STRATEGY

Having established operations in California, Arizona, Colorado, Washington and Hawaii from 1958 through 1980, the Company proceeded to develop a national network of commercial brokerage offices, primarily by purchasing established real estate services firms in selected markets during the period from 1981 through 1986. The acquisitions have enabled the Company to provide diversified services to multi-regional and national clients. This strategy also resulted in a significant increase in the Company's level of fixed costs and overhead. Most of the acquired companies no longer use their original company names and are identified solely as Grubb & Ellis Company.

In 1990, in response to adverse real estate market conditions, the Company closed 15 offices in locations judged to be non-strategic. In 1991, the

Company closed four additional offices and also sold its Texas residential operations. In January 1992, the Company sold its Georgia residential operations, leaving California as its sole focus for residential business at that time.

In April 1992, the Company reached an agreement with Better Homes and Gardens to become a residential Area Development Alliance Partner in Southern California. Under the terms of this agreement, the Company continues to provide residential services, but national and regional marketing support is provided to both agents and customers by Better Homes and Gardens.

Effective September 1, 1992, the Company formed Axiom, a property and facilities management joint venture with International Business Machines Corporation ("IBM"). The purpose of the joint venture is to provide commercial property management real estate services, third-party and corporate facilities management on a nationwide basis. The Company holds a 74% interest, and IBM owns 26% of Axiom. Additional shares of Axiom's common stock have been reserved for the issuance of equity incentives to management. In connection with the joint venture, IBM Credit Corporation and Axiom entered into a Master Financing Agreement under which Axiom borrowed approximately $700,000 and may borrow a maximum additional amount of approximately $2,050,000. The Company has also entered into a credit agreement with Axiom pursuant to which Axiom borrowed approximately $1,550,000. This amount was funded by property management receivable collections, and the Company has no further obligation to fund additional amounts to Axiom. As a consequence of the establishment of the joint venture, IBM added approximately 17 million square feet of management contracts to the Company's existing portfolio. Effective January 1994, Axiom closed certain offices pursuant to its strategic objectives, and the Company, independent of Axiom, resumed property management services in some of those locations.

From 1990 to late 1992, the Company actively pursued equity financing to strengthen its liquidity and meet its short- and long-term working capital needs, as the severe economic recession had hindered its ability to meet debt principal and interest obligations to The Prudential Insurance Company of America ("Prudential"). On January 29, 1993, the stockholders of the Company approved a proposal for restructuring the debt and equity of the Company (the "Recapitalization"), which involved a cash investment of $12,850,000 by Warburg, Pincus Investors, L.P., a Delaware limited partnership ("Warburg"), and $900,000 by Joe F. Hanauer ("Hanauer"), a private investor who became Chairman of the Board of the Company. The investment was made in exchange for convertible preferred stock and warrants to purchase common stock and the renegotiation of the Company's indebtedness of approximately $40 million to Prudential, including the conversion of approximately $15 million of that indebtedness into convertible preferred stock and warrants to purchase common stock. As a result of the Recapitalization, and giving effect to the sale of a total of 1,193 shares of preferred stock and 9,570 warrants by Warburg and Hanauer to Wilbert F. Schwartz, President and Chief Executive Officer of the Company, Warburg and Hanauer together held approximately 38.9% and Prudential held approximately 25.6% of the Company's equity on a fully diluted basis but before exercise of outstanding warrants at December 31, 1993. Upon the possible future exercise of all outstanding warrants, Warburg and Hanauer together held approximately 43.3% and Prudential held approximately 24.6% of the Company's equity on a fully diluted basis at December 31, 1993.

In February 1993, the Company completed the sale of the real estate advisory business of Grubb & Ellis Realty Advisers, Inc., a wholly owned subsidiary of the Company, to a privately held concern.

In early March 1993, the Company sold its Northern California residential real estate brokerage operations. The sale included 13 residential real estate offices located throughout Northern California as well as a relocation office. Under the terms of the sale, most of the approximately 400 employees and salespersons of the Company's Northern California residential operations became employees of the purchaser. Also, in October 1993, the Company's residential mortgage services operations in Northern California were closed. Southern California residential operations currently remain the Company's only residential brokerage and residential mortgage service operations.

Effective February 1994, the Company closed unprofitable appraisal and consulting offices in Dallas, Phoenix and Atlanta. Having streamlined its operations in response to recessionary business conditions and restructured its capital base, management currently intends to expand its business by focusing its marketing efforts on coordinating institutional and governmental property dispositions, enhancing its investment brokerage capabilities, obtaining additional national accounts as a service provider to major corporations seeking to outsource real estate services, expanding its property management services, and providing enhanced support tools and training to its commercial offices nationwide (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 1 of Notes to the Consolidated Financial Statements).

During March 1994, the Company substantially completed negotiations to amend its debt agreements with Prudential to modify certain financial covenants and defer principal payments. The agreements also provide a financing commitment from Warburg for a $10 million interim loan which is expected to be retired in connection with a proposed sale of rights to acquire common stock of the Company (see Notes 1 and 5 of Notes to the Consolidated Financial Statements).

LINES OF BUSINESS (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

COMMERCIAL BROKERAGE

The Company acts as a sales or leasing agent for commercial properties, which include office, industrial, retail and hotel properties, as well as undeveloped land. Properties range in size and type from single, free-standing locations to multi-level, mixed-use projects. Offices are typically located in or near major metropolitan areas. In 1993, the Company realigned its previous six-region structure to form four commercial brokerage regions: Pacific Southwest (Southern California and Arizona); Pacific Northwest (Washington, Oregon and Northern California); Midwest/Texas (Colorado, Illinois, Michigan, Ohio and Texas); and Eastern (Connecticut, Florida, Georgia, Massachusetts, New York, New Jersey, Pennsylvania, Virginia and Washington D.C.). Effective March 1994, to enhance operating efficiencies and reduce expenses, the Company reorganized its operations into three regions from four regions, combining its Midwest/Texas and Eastern regions under the direction of one regional president. Commercial brokerage comprised approximately 72% of the Company's total revenue for the year ended December 31, 1993. At December 31, 1993, the Company had approximately 1,030 commercial salespersons.

The majority of commercial brokerage salespersons, who are primarily leasing agents, focus their activities on one type of commercial property (office, industrial or retail) in a specific market area. Most of the Company's other commercial salespersons broker the sale of commercial investment property or undeveloped land. Most salespersons are independent contractors with the Company, although in certain offices, salespeople are hired as employees.

RESIDENTIAL BROKERAGE

The Company's residential brokerage operations are focused on sales of homes in higher-priced neighborhoods located in Southern California. The Company also provides relocation services through its network of offices and through membership in two national residential referral associations. Commissions from residential brokerage constituted approximately 10% of the Company's total revenue for the year ended December 31, 1993. The Company had 11 residential brokerage offices in Southern California with approximately 360 residential salespersons at December 31, 1993.

Since 1989, the Company has emphasized its mortgage origination capability from its residential offices through Grubb & Ellis Mortgage Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company engaged in residential mortgage brokerage activities. By year-end 1993, these activities continued solely in Southern California.

MANAGEMENT AND CONSULTING SERVICES

In 1993, management and consulting services included the Company's property management operations, appraisal, consulting, and asset services.

PROPERTY MANAGEMENT

Substantially all of the Company's facilities and property management services are conducted through Axiom, which managed approximately 75 million square feet of property, including approximately 24 million square feet of IBM facilities as of December 31, 1993.

The Company provides property and facilities management services to owners of office, retail, industrial and multi-family residential real estate. These services include tenant relations, facilities and construction management, financial reporting and analysis, and engineering consultation. Property management clients include pension funds, developers, financial institutions, corporate and individual owners and syndicators. The principal markets for the Company's property management services are in Connecticut, Colorado, Georgia, Illinois, New Jersey, New York, Ohio, Pennsylvania, and Washington, D.C. Property and facilities management fees constituted approximately 11% of the Company's total revenue for the year ended December 31, 1993.

APPRAISAL AND CONSULTING

The Company offers appraisal and consulting services through offices in California, Colorado, Illinois, Ohio and New York. Most of these offices are located within commercial brokerage services offices. Appraisal and consulting services primarily include valuation of single properties and real estate portfolios, expert witness testimony, market and feasibility studies and investment analysis.

ASSET SERVICES

Grubb & Ellis Asset Services Company ("GEASC"), a wholly owned subsidiary of the Company, was formed to coordinate the delivery of the Company's services to federal agencies and financial institutions with troubled real estate assets. The subsidiary is also responsible for overseeing the Company's auction partnership with the Ross-Dove Company and overseeing and assuring compliance with rules and regulations that must be observed by firms offering services to federal agencies. Prior to September 1993, the Company and its subsidiary, Grubb & Ellis Asset Services Company ("GEASC"), provided services to the Resolution Trust company (the "RTC") and the Federal Deposit Insurance Corporation (the "FDIC"). As a result of Prudential's current stock ownership and certain of its rights under the Stockholders' Agreement, Prudential may be deemed to be a related entity to the Company under RTC regulation. The Company, upon learning that Prudential was party to a lawsuit with the FDIC, voluntarily refrained from entering into new RTC contracts on the basis that if Prudential is deemed to be a related party with the Company, the existence of the lawsuit might impair the Company's and GEASC's ability to contract with the RTC and the FDIC.

OTHER SERVICES

Other revenue is derived from commercial mortgage brokerage operations and from the Company's partnership and joint venture activities. Partnership and joint venture activities are not a significant portion of the Company's business, and the Company does not anticipate expansion of activity in this area.

COMPETITION

Although the Company ranks among the largest national commercial real estate services organizations in the United States in terms of revenue, the real estate brokerage industry is fragmented and highly competitive. Thus, the Company's most significant competition in a particular market may be one or both of the other two national firms, and/or regional and local firms, in any combination. In addition, companies not previously engaged primarily in the real estate services business, but with substantial financial resources, now provide real estate or real estate-related services. For example, certain insurance companies, Wall Street investment firms and major real estate developers participate in more traditional commercial brokerage activities. As a result of the recessionary economy and depressed real estate markets in much of the country, a number of real estate services firms have decreased their size and/or left the business entirely during the last three years. Real estate companies may compete on the pricing of services, service delivery capability (for example, the ability to deliver multiple services to a client or the ability to deliver the same services in a number of different markets) and/or proven record of success.

ENVIRONMENTAL REGULATIONS

A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development and/or sale of real estate. Additionally, new or modified regulations could develop in a manner which have not, but could, adversely affect the Company's commercial brokerage and property management operations. The Company believes it is in compliance in all material respects with all environmental laws or regulations applicable to its operations.

SEASONALITY

The Company has typically experienced its lowest quarterly revenue in the first quarter of each year with higher and more consistent revenue in the second and third quarters. The fourth quarter has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by year-end. However, quarterly revenue variations have not been significant over the last three years. Revenue in any given quarter, as a percentage of total annual revenue, ranged from a high of 29.2% to a low of 19.8%, as adjusted to eliminate the effect of sold operations.

ITEM 2. PROPERTIES

Inapplicable.


ITEM 3.  LEGAL PROCEEDINGS

The information called for by Item 3 is included in Note 9 of Notes to the Consolidated Financial Statements under Item 8 of this Report, which Note is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The principal markets for the Company's common stock are the New York and Pacific Stock Exchanges. The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange for each quarter of 1993 and 1992, as restated to reflect the one-for-five reverse stock split which occurred January 29, 1993 (see Notes 1 and 5 of Notes to the Consolidated Financial Statements).


                               1993                          1992
                     -------------------------    --------------------------
                        High            Low           High            Low
                     -----------    ----------    ------------    ----------

First Quarter        $   8          $   1 7/8     $   12 1/2      $   6 7/8

Second Quarter           5 7/8          3 3/8         10 5/8          6 1/4

Third Quarter            4 1/2          2 3/4          8 1/8              5

Fourth Quarter           3 5/8          2 5/8          6 1/4          4 3/8

As of March 1, 1994, there were 2,563 registered holders of the Company's common stock.

No cash dividends were declared on the Company's common or preferred stock in 1993 or 1992.

Any dividend payments with respect to the common stock will be subject to the restrictions in certain debt agreements with Prudential. The agreements restrict the payment of cash dividends on and repurchases of the Company's common stock, depending upon the amount of the consolidated net income of the Company during designated periods.

ITEM 6.   SELECTED FINANCIAL DATA

Five-year Comparison of Selected Financial and Other Data for the Company


                                                   For the Years Ended December 31
                                                  --------------------------------
                                         (in thousands except per share amounts and shares)
                                         --------------------------------------------------

                                 1993           1992            1991          1990           1989
                                 ----           ----            ----          ----           ----
Revenue                       $  201,724    $   224,163    $   268,634    $   321,360    $   362,030

Net (loss) income             $  (18,208)   $   (59,676)   $   (49,297)   $   (29,751)   $       521

Undeclared dividends
   (accretion of liquid-
   ation preference)
   on preferred stock         $   (2,196)            --             --             --             --

Net (loss) earnings
 applicable
 to common stockholders       $  (20,404)   $   (59,676)   $   (49,297)   $   (29,751)   $       521

(Loss) earnings per
  common shares
  and equivalents             $    (5.08)   $     (3.40)   $     (2.95)   $     (1.82)   $      0.03

Weighted average
  common shares and
  equivalents                  4,019,795     17,546,513     16,682,858     16,389,526     16,364,763

Cash dividends per
  common share                        --             --             --             --             --

Retroactive effect of
  one-for-five reverse
  stock split as a result
  the January 29, 1993
  Recapitalization (see
  Notes 1 and 5 to the
  Consolidated Financial
  Statements):

(Loss) earnings per
  common share and
  equivalents                 $    (5.08)   $    (17.01)   $    (14.77)   $     (9.08)   $      0.16

Weighted average
  common shares
  and equivalents              4,019,795      3,509,303      3,336,572      3,277,905      3,272,953

Loss and per share data reported on the above table reflect expenses related to special charges and unusual items in the amounts of $13.5 million in 1993, $44.9 million in 1992, $37.0 million in 1991 and $18.0 million in 1990. See discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Five Year Comparison of Selected Financial and Other Data for the Company


                                                           At December 31
                                                           --------------
                                 1993           1992            1991          1990           1989
                                 ----           ----            ----          ----           ----
                                   (in thousands except per share amounts, shares and staff data)

Total assets                  $   42,185    $    44,672    $    81,805    $   126,982    $   159,460

Working capital
  (deficit)                   $  (17,842)   $   (33,273)   $     3,523    $    12,591    $    25,264

Long-term liabilities         $   30,648    $    36,370    $    44,015    $    43,994    $    44,361

Redeemable convertible
  preferred stock             $   29,900             --             --             --             --

Common stockholders'
  equity (deficit)            $  (68,867)   $   (51,458)   $     6,466    $    55,531    $    84,110

Book value per
  common share                $   (16.96)   $     (2.86)   $      0.39    $      3.35    $      5.19

Common shares
  outstanding                  4,060,271     18,007,481     16,758,016     16,564,858     16,221,563

Total staff                        3,720          4,602          5,089          6,737          7,058

Retroactive effect of one
  -for -five reverse stock
  split as a result of
  the January 29,
  1993 recapita-
  lization (see Notes 1 and
  5 to the Consolidated
  Financial Statements):

Book value per
  common share                $   (16.96)   $    (14.29)   $      1.93    $     16.76    $     25.93

Common shares
  outstanding                  4,060,271      3,601,496      3,351,603      3,312,972      3,244,313

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company's business and financial condition during the past four years has been substantially impaired due to the general economic recession and a severe decline in activity levels and prices within the commercial and residential real estate sector. During 1993, the Company's revenue was derived substantially from commercial brokerage activities. Property management, residential, appraisal, consulting and other real estate services fees provided the majority of the remaining revenue. The decrease in 1993 revenue from 1992 levels was due to the sale of the Company's real estate advisory business and Northern California residential brokerage operations in February and March of 1993, respectively.

In 1993, the Company continued to downsize and restructure its operations to lower costs in response to the new management's strategic direction for the Company. Special charges and unusual items, relating primarily to downsizing and restructuring, amounted to $13.5 million in 1993. This amount is comprised of $10.1 million related to the write-off of goodwill, $2.9 million related to severance and costs, and $500,000 of other items.

On January 29, 1993, the Company's stockholders approved and the Company closed a restructuring of its debt and equity with Warburg, Hanauer and Prudential (the "Recapitalization"). The Recapitalization included a one-for-five reverse stock split and reduction in the par value of the common stock from $1.00 to $.01 per share (see Notes 1 and 5 of Notes to the Consolidated Financial Statements).

LINES OF BUSINESS

The following table shows revenue and operating loss by line of business for the years ended December 31, 1993, 1992 and 1991 and identifiable assets for the years ended December 31, 1993 and 1992 (in thousands):


                              (1)            (2)                 (3)
                           Brokerage        Other
                          Operations     Operations           Corporate         Consolidated
                          ----------     ----------           --------          ------------
1993
Revenue                    $173,266       $ 27,858            $    600            $201,724
Operating Loss               (8,125)        (2,328)             (7,755)            (18,208)
Identifiable Assets          11,930          5,641              24,614              42,185

1992
Revenue                     195,532         28,183                 448             224,163
Operating Loss              (18,896)       (10,270)            (30,510)            (59,676)
Identifiable Assets          24,935          4,135              15,602              44,672

1991
Revenue                     235,791         30,953               1,890             268,634
Operating Loss              (37,367)          (523)            (11,407)            (49,297)

(1) Includes commercial and residential real estate, and mortgage brokerage services. The operating loss amounts include special charges and unusual items in the amounts of $10.3 million in 1993, $14.5 million in 1992, and $33.3 million in 1991.

(2) Includes property management, construction management, appraisal and consulting, and real estate asset management and advisory services. The operating loss amounts include special charges and unusual items in the amounts of $1.8 million in 1993, $7.9 million in 1992, and $703,000 in 1991.

(3) Includes corporate administration, investments in property partnerships and joint ventures, and interest income and expenses. The operating loss amounts include special charges and unusual items in the amounts of $1.4 million in 1993, $22.5 million in 1992, and $3.0 million in 1991.


1993 COMPARED TO 1992

REVENUE

Total 1993 revenue was $201.7 million, a decrease of 10.0% from $224.2 million in 1992. The decrease was the result of the sales of the Northern California residential brokerage operations and real estate advisory services during the first quarter of 1993. Excluding these operations, revenue was $198.3 million in 1993 compared to $188.9 million in 1992, representing an increase of 5.0% from 1992.

Revenue from commercial brokerage offices increased in 1993 by $4.9 million or 3.5% from 1992. This is the first year-to-year increase in revenue from the commercial brokerage operations since 1988. Increases in revenue occurred in the Midwest/Texas, Eastern and Pacific Southwest regions, offset by a decline in revenue in the Pacific Northwest region.

The Company's residential brokerage business reported a decline in revenue of $28.7 million or 58.2% from 1992, due to the sale of the Company's Northern California residential brokerage business. The Northern California residential brokerage operations contributed $3.4 million to 1993 revenue compared to revenue of $33.1 million in 1992. Revenue from the remaining Southern California residential brokerage operations increased by 6.0% to $17.2 million from 1992. The increase in revenue was attributable to increased residential buyer activity resulting primarily from lower interest rates during 1993.

Revenue from mortgage brokerage operations increased $1.6 million or 22.7% in 1993 as compared to 1992. Revenue from commercial mortgage brokerage operations increased by approximately $700,000 or 29.6% from 1992, and residential mortgage brokerage revenue increased approximately $900,000 or 19.2% from 1992.

COSTS AND EXPENSES

Real estate brokerage commissions and other commission expense (salespersons' participation) is the Company's major expense and is contingent upon gross brokerage commission revenue levels. Salespersons' participation expense as a percentage of revenue decreased from 52.3% in 1992 to 49.7% in 1993. The decrease in participation as a percentage of revenue is primarily the result of the sale of the Northern California residential brokerage operations.

Total operating expenses, other than salespersons' participation expense, of $119.1 million for 1993 decreased by 28.3% from $166.1 million in 1992. The decrease in expenses primarily resulted from a decrease in special charges and unusual items (see discussion below) to $13.5 million in 1993 from $44.9 million incurred in 1992. Additionally, expenses decreased in 1993 as compared to 1992 as a result of the sales of the Northern California residential brokerage operations and real estate advisory operations. Total operating expenses, excluding expenses from the real estate advisory operations and Northern California residential brokerage operations, and the special charges and unusual items, decreased by 3.8% or $4.1 million from 1992. This reduction in operating expenses is attributable to management's continued effort to aggressively reduce fixed overhead expenses by closing unprofitable field offices and streamlining operations.

Special charges and unusual items were first incurred in 1990 in an effort to reposition the Company to operate more efficiently in response to recessionary market conditions. The continued weakening in certain sectors of the real estate economy since 1989 had resulted in further decreased revenue. During late 1992 and early 1993, the Company completed the Recapitalization and retained a new executive management team. New management reevaluated the Company's business strategy and determined that a variety of restructuring and recapitalization efforts were necessary in order for the business to continue as a going concern. These restructuring efforts have included downsizing operations and focusing the Company's activities on its core business functions, as well as realigning the operational structure into a more centralized operation with less middle management. Recapitalization efforts have included the restructuring of the Company's debt and the infusion of cash by Warburg and Hanauer (see Notes 1 and 5 of Notes to the Consolidated Financial Statements). Other restructuring plans include additional investments in training, computer systems and other resources which are expected to improve future profits.

The Company's evaluation of the carrying value of goodwill for 1991, 1992 and 1993 was significantly impacted by a continuation of the recessionary cycle and the severe downturn in the real estate markets. Goodwill associated with certain acquisitions was written down in 1991 and 1992 because the Company's analysis of the future activity of those operations indicated permanent impairment; these entities were acquired during a period of rapid expansion during the 1980's when real estate activity was at increased levels and profit margins were substantially higher than those found in the market today. In 1990, in response to adverse real estate market conditions, the Company closed 15 offices in locations judged to be non-strategic. In 1991, the Company closed four additional offices and also sold its Texas residential operations. In January 1992, the Company sold its Georgia residential operations, leaving California as its sole focus for residential business at that time. As of December 31, 1992, all of the remaining unamortized goodwill was associated with the commercial brokerage operation. The Company's analysis of goodwill performed in the fourth quarter of 1993 indicated that the commercial brokerage business would operate at a loss without the planned restructuring and recapitalization efforts and would, therefore, be unable to recover goodwill. Accordingly, the remaining goodwill was written off as of December 31, 1993.

As part of new management's comprehensive reevaluation of the Company's business strategy discussed above, as of December 31, 1993, the Company determined that it will close certain offices and terminate certain employees. Accordingly, as of December 31, 1993, the Company has accrued for the expected costs that result from this strategic decision. Based on historical operating results, the Company expects that future operating results will be positively impacted by approximately $1.7 million per annum as a result of restructuring. The Company began implementation of these restructuring efforts during the first quarter of
1994, and expects them to be substantially complete by December 31, 1994.   The
related lease termination and other miscellaneous office closing costs, net of expected sublease income, have been accrued. Approximately $3.5 million of these costs, comprised primarily of lease costs and severance, are expected to be paid in cash (net of amounts expected to be received in cash), while $443,000 represents non-cash write-downs and write-offs of equipment and leasehold improvements and other asset and liability balances. Severance costs are expected to be paid during 1994 and 1995, while office closure costs, net of expected sublease income, are expected to be incurred over the next eight years (see Note 9 of Notes to the Consolidated Financial Statements regarding expected future minimum lease obligations and sublease income). The funding of these cash requirements is expected to come from the new Warburg loan commitment and subsequent rights offering (see Note 1 of Notes to the Consolidated Financial Statements), and cash flow from operations.

Consequently, in response to management's strategy discussed above, special charges and unusual items of $13.5 million and $44.9 million were recorded in the fourth quarters of 1993 and 1992, respectively. The 1993 charges include goodwill write-off of $10.1 million, office closure and severance costs of $2.9 million, and other charges of $500,000. The 1992 charges include $16.2 million in reserves for legal claims and settlements which did not recur in 1993 (see
Note 10 of the Notes to Consolidated Financial Statements). Payments made in 1993 against this reserve did not have a material adverse effect on the Company's financial condition or results of operations.

INCOME TAXES

The 1993 provision for income taxes is $575,000 compared with $605,000 in 1992. The provision relates to state and local taxes assessed on profitable subsidiaries of the Company.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, which was issued in February, 1992. SFAS No. 109 supersedes SFAS No. 96, Accounting for Income Taxes, which was adopted by the Company in January, 1987, and changes the criteria for recognition and measurement of deferred tax assets. As permitted under the Statement, the Company has elected not to restate the financial statements of prior quarters. The cumulative effect of the change and the effect of the change on pretax income for the year ended December 31, 1993 is not material.

NET LOSS

The net loss for 1993 was $18.2 million compared to a net loss of $59.7 million for the previous year. Net loss per common share was $5.08 in 1993 compared to a net loss per common share of $17.01 in 1992, giving effect to the one-for-five reverse stock split resulting from the Recapitalization. Losses in 1993 and 1992 were primarily the result of the special charges and unusual items of $13.5 million and $44.9 million, respectively.

STOCKHOLDERS' DEFICIT

During 1993, stockholders' deficit increased by $17.4 million from 1992 and book value decreased from $(14.29) per common share, giving effect to the one-for-five reverse stock split, to $(16.96) per common share, as a direct result of the loss from operations and special charges and unusual items.

1992 COMPARED TO 1991

REVENUE

From 1989 through 1992, the Company experienced a continual decline in revenue, substantially as a result of the severely depressed real estate market. Revenue decreased in 1992 by 16.5% or $44.4 million from $268.6 million in 1991 to $224.2 million in 1992. Revenue from the brokerage line of business decreased from 1991 by 17.1% or $40.3 million due primarily to the sale of the Company's Texas and Georgia residential brokerage operations in mid-1991 and early 1992, respectively.

Commercial brokerage revenue for 1992 decreased from 1991 by $2.5 million or 1.8%. Increases in commercial real estate brokerage revenue from 1991 occurred in the Midwest, Eastern and Texas regions, which were offset by declines in revenue in the Western region.

The Company's residential brokerage business reported an overall decline in revenue of 41.1% or $37.7 million from 1991 due to the sale of the Company's Texas and Georgia residential brokerage operations. These operations contributed $38.2 million of revenue during 1991. California residential brokerage revenue of $54.0 million increased by $487,000 or 0.9% from 1991. This increase was attributable to residential mortgage brokerage operations which contributed $4.2 million of revenue during 1992, an increase of 33.2% or $1.1 million from 1991. The improved revenue from residential mortgage brokerage operations was due to increased activity in the refinancing of residential mortgages resulting from record low interest rates. The Northern California residential real estate brokerage operations, which were sold during March 1993, contributed $33.1 million in revenue in 1992 and $31.3 million in revenue in 1991.

Revenue in 1992 from other lines of business was $2.8 million or 8.9% less than in 1991. Declines in revenue were primarily a result of decreased property management and appraisal and consulting fees. Property management revenue declined due to a reduction in the number of properties under management. The decrease in appraisal and consulting revenue was primarily due to a reorganization and consolidation of operations in the New York appraisal office, which resulted in fewer appraisal staff and clients in that market.

1992 corporate revenue decreased from 1991 by $1.4 million due to declines in interest income, as less cash was available for investment at lower interest rates, as well as to decreases in income from partnerships and joint ventures.

COSTS AND EXPENSES

Salespersons' participation expense as a percentage of revenue increased from 51.5% in 1991 to 52.3% in 1992. The increase in participation as a percentage of revenue was primarily the result of a decision by management to freeze the 1991 year-end commission brackets for top producers in order to improve retention.

Total operating expenses of $283.2 million for 1992 decreased by 10.8% from $317.5 million in 1991. Expenses related to the Texas and Georgia residential brokerage operations were $36.9 million in 1991. Total operating expenses, excluding expenses from the Texas and Georgia residential brokerage operations and the special charges and unusual items (discussed below), decreased by 2.2% or $5.3 million. This reduction in operating expenses was attributable to closing unprofitable field offices and streamlining operations in response to declines in revenue.

Operating expenses from the brokerage line of business decreased in 1992 from 1991 by $58.7 million, primarily as a result of the sales of Texas and Georgia residential operations. Additionally, special charges and unusual items of $14.5 million and $33.3 million were included in brokerage operating expenses in 1992 and 1991, respectively (see discussion below). Operating expenses, excluding expenses from Texas and Georgia residential, and excluding special charges and unusual items, decreased in 1992 by $3.0 million or 1.5% from 1991.

Operating expenses from other lines of business increased from 1991 by $7.0 million or 22.2% due to increases in special charges and unusual items of $7.2 million over 1991 (see discussion below).

In 1992, corporate expenses increased from 1991 by $17.5 million. The increase consisted of $22.5 million in special charges and unusual items (discussed below), offset in part by decreases in other operating expenses during 1992 of $2.3 million or 22.4% from 1991.

Management's strategy resulted in special charges and unusual expense items of $44.9 million in the fourth quarter of 1992 and $37.0 million in 1991. In 1992, these charges included reserves of $2.8 million for the continued decline in net realizable value of properties held in joint ventures and partnerships, and office closure and severance costs of $6.1 million. These charges also included goodwill write-down of $18.9 million due to permanent value impairment of certain acquisitions made from 1982 to 1986. The $18.9 million goodwill write-down in 1992 relates to ten entities which were determined to have suffered permanent impairment of value due to significant changes in the operating environments of the entities and the current strategic plans and direction of management. In 1991, these charges included reserves of $2.8 million for the decline in value of properties held in joint ventures and partnerships, office closure and severance costs of $4.4 million, and $29.5 million of goodwill write-down. The $29.5 million goodwill write-down in 1991 includes $8.3 million in goodwill of three entities for which the conclusion was reached during the fourth quarter of 1991 that closure or spin-off was appropriate, and $21.2 million in goodwill for six entities for which impairment was indicated at December 31, 1991. The determination of impairment of goodwill was based upon an evaluation of deteriorating operating results, future business plans and budgets, economic projections for the real estate industry, and an evaluation of various non-financial data. Additionally, the 1992 special charges and unusual items include $16.2 million in reserves for claims and settlements in connection with several significant lawsuits as well as potential professional liability exposure arising from the Company's salesforce (see Notes 9 and 10 of the Notes to Consolidated Financial Statements). Other charges of $900,000 and $270,000 were recorded in 1992 and 1991, respectively.

INCOME TAXES

The 1992 provision for income taxes is $605,000 compared with $445,000 in 1991. The provision relates to state and local taxes assessed on profitable subsidiaries of the Company.

NET LOSS

The net loss for 1992 was $59.7 million compared to a net loss of $49.3 million for the previous year. Net loss per common share was $3.40 in 1992 compared to a net loss per common share of $2.95 in 1991. Giving effect to the one-for-five reverse stock split resulting from the Recapitalization, net loss per common share was $17.01 in 1992 compared to a net loss per common share of $14.77 in 1991. Losses in 1992 and 1991 were primarily the result of the special charges and unusual items of $44.9 million and $37.0 million, respectively.

The 1992 operating loss from the brokerage operations was $18.9 million compared to a 1991 loss of $37.4 million. The 1992 operating loss was attributable to special charges and unusual items (discussed above) of $14.5 million, as well as to continued declines in revenue from commercial and residential real estate brokerage operations. The operating loss of $37.4 million in 1991 included $33.3 million in special charges and unusual items (discussed above).

Operating losses from the Company's other lines of business were $10.3 million in 1992 compared to $523,000 in 1991. The 1992 loss was due to approximately

$7.9 million in special charges as well as declines in property management and appraisal and consulting fees (all discussed above).

LIQUIDITY AND CAPITAL RESOURCES

During 1993, the working capital deficit decreased to a deficit of $17.8 million from a deficit of $33.3 million at December 31, 1992, primarily attributable to the Recapitalization.

Adjustments to reconcile net loss to net cash used by operating activities in 1993 include a write-down of goodwill of $10.1 million, $2.9 million of office closure and severance costs, $500,000 of other special charges and unusual items, $2.3 million of depreciation and amortization charges, a $3.9 million decrease in real estate brokerage commissions receivable, and a $2.4 million increase in other asset accounts. The Company realized cash proceeds of approximately $2.2 million from the sale of the Northern California residential operations, approximately $1.2 million from the sale of the real estate advisory operation, and approximately $400,000 from the sale of various properties owned by partnerships in Texas in which the Company has interests.

Real estate brokerage commissions receivable, net of salespersons' participation and allowance for uncollectible accounts, decreased approximately $3.9 million as of December 31, 1993 compared to December 31, 1992, a result of increased collections of outstanding receivables, and the write-off of receivables the Company deems no longer collectible.

In November 1986, the Company received $35 million from the sale of $10 million in Senior Notes and $25 million in Subordinated Notes to Prudential. Additionally, in February 1991, the Company fully utilized a $5 million, two-year revolving line-of-credit from Prudential (the "1991 Revolving Line of Credit") which was due February 1993. On January 29, 1993, in connection with the Recapitalization, Prudential canceled $15 million of the outstanding Subordinated Notes in exchange for 150,000 shares of 5% Junior Convertible Preferred Stock and warrants exercisable for 200,000 shares of common stock at an exercise price of $5.50 per share (giving effect to the reverse stock split). Prudential also canceled the remaining $10 million of Subordinated Notes in exchange for $10 million of 10.65% Payment-In-Kind notes, which were reduced to approximately $9,080,000 when Prudential exercised its warrants to purchase 397,549 shares of common stock at an exercise price of $7.30 (giving effect to the reverse stock split). Approximately $1,982,000 of accrued interest payable to Prudential was also canceled in conjunction with the exercise of this warrant. The 1992 $2 million principal payment on $10 million of Senior Notes was deferred until 1995 and 1996. During 1993, Prudential allowed a deferral of the $2 million payment due November 1, 1993, until May 1, 1994. Additionally, the $5 million 1991 Revolving Line of Credit was exchanged for a $5 million Revolving Credit Note due December 31, 1994, exchangeable for a two-year term loan due December 31, 1996. The debt agreements with Prudential limit the Company's ability to pay dividends and contain additional restrictions on the making of acquisitions, loans, investments, debt and sales of assets. The Company is also required to maintain a defined working capital ratio. As of December 31, 1993, the Company did not meet the ratio requirement, and was in violation of certain other covenants. However, Prudential provided a waiver of these covenants as of December 31, 1993.

Also in connection with the Recapitalization, the Company issued to Warburg and Hanauer 137,160 shares of 12% Senior Convertible Preferred Stock, five-year warrants to purchase 500,000 and 200,000 shares of common stock at exercise prices of $5.00 and $5.50 per share, respectively, and five-year warrants to purchase up to 400,000 shares of common stock, which become exercisable at a formula price only in the event the Company incurs a defined liability in excess of $1.5 million ("contingent warrants"), all in exchange for $13,750,000 in cash. On July 1, 1993, Warburg and Hanauer sold 1,193 shares of Senior Convertible Preferred Stock, five-year warrants to purchase 4,350 and 1,740 shares at $5.00 and $5.50 per share, respectively, and contingent warrants to purchase 3,480 shares of common stock to Wilbert F. Schwartz, President and Chief Executive Officer of the Company. See Notes 5 and 9 of Notes to the Consolidated Financial Statements regarding Company liabilities for other debt and lease obligations which mature at various dates.

During March 1994, the Company substantially completed negotiations to amend its debt agreements with Prudential to modify certain financial covenants and defer principal payments. The agreements also provide a financing commitment from Warburg for a $10 million interim loan which is expected to be retired in connection with a proposed sale of rights to acquire common stock of the Company.

The Company, Warburg and Prudential have entered into an agreement in principle (the "Agreement") pursuant to which the existing Prudential debt agreements were amended to provide that the Company will not be required to make principal payments on any of the Prudential debt prior to November 1, 1997. Thereafter, the revolving credit facility will mature on November 1, 1999, principal on the Senior Note will be payable in two equal installments on November 1, 1997 and 1998, and principal on the PIK Notes will be payable in two approximately equal installments on November 1, 2000 and 2001. The interest rate on the PIK Notes will increase from 10.65% to 11.65% per annum on January 1, 1996. In addition, certain covenants of the debt agreements remain in place, but will not be in effect until April 1, 1997. The debt agreements, as amended, provide for supplemental principal payments commencing July 1, 1998 if the Company meets certain financial tests.

Warburg has agreed to loan the Company up to $10 million at an initial interest rate of 5% per annum with a maturity date of April 28, 1995. The interest rate will increase to 10% per annum in the event that stockholder approval of certain of the transactions contemplated by the Agreement is not obtained. Interest on the loan will be due upon maturity or upon refinancing, whichever occurs first. The loan will be secured by the Company's commercial brokerage revenues through a cash collateral account. Prudential also will have a lien on the cash collateral account which will be subordinated to Warburgs's loan.

The Agreement also provides for the Company to seek additional equity capital through a rights offering, and contemplates that the Company would issue to holders of the Company's common stock, for each share of common stock, a non-transferable right to acquire one share of Company common stock at an exercise price tentatively set at $2.375 per share. Subject to certain conditions, stockholders also would have certain rights to oversubscribe to the extent that other stockholders do not subscribe. Warburg has agreed to acquire the rights not acquired by the holders of common stock in the rights offering through the conversion of its loan up to an amount not exceeding $10 million plus accrued interest on the loan. Pursuant to the Agreement, the rights offering would occur after the Company obtains the approval of the transactions contemplated by the Agreement from the holders of a majority of the shares of the Company's voting stock, including a majority of the holders of the shares of the Company's voting stock other than Warburg and Prudential. Accordingly, there can be no assurance that such approval will be obtained.

The Agreement also contemplates certain amendments to the existing Senior Convertible Preferred Stock held by Warburg and the Junior Convertible Preferred Stock held by Prudential. Both series of preferred stock would be amended to be nonredeemable. As of the date of the rights offering, the exercise prices on the outstanding warrants held by Prudential and Warburg would be reduced to $3.50 per share pursuant to the terms of such warrants, except that the exercise price on the contingent warrants to purchase 370,566 shares held by Warburg, which are exercisable only under specified circumstances, would be reduced to the same price per share as the rights offering. As it relates to the rights offering, Warburg will retain certain anti-dilution rights with respect to the preferred stock and warrants which it currently holds. Thereafter, the preferred stock and warrants held by Warburg would be amended to eliminate the anti-dilution provisions with respect to the issuance of common stock and common stock equivalents at less than the conversion price or exercise price.

The preferred stock and the outstanding warrants held by Prudential would be amended to eliminate the anti-dilution provisions with respect to the issuance of common stock and common stock equivalents at less than the conversion price or exercise price. The Junior Convertible Preferred Stock also would be amended to increase the dividend rate to 10% per annum effective January 1, 2002, with further increases of 1% per year effective January 1, 2003 and January 1, 2004 and 2% per year effective January 1, 2005 and each January 1 thereafter. The Senior Convertible Preferred Stock would be amended to provide that at such time as the dividend rate on the Junior Convertible Preferred Stock would increase above 12%, the dividend rate on the Senior Convertible Preferred Stock would increase by the same amount as the dividend rate on the Junior Convertible Preferred Stock. The Junior Convertible Preferred Stock also would be amended to provide that under certain circumstances following the conversion of the Senior Convertible Preferred Stock holders of the Junior Convertible Preferred Stock will be obligated to convert such preferred stock.

In consideration of their agreements, the Company would grant Warburg and Prudential warrants to purchase approximately 325,000 and 150,000 shares of common stock of the Company, respectively. The exercise price of these warrants would be equal to the rights offering price. At the conclusion of the transactions, depending on the level of stockholder participation in the rights offering, Prudential's equity interest in the Company could decline to under 19% and Warburg's equity interest in the Company could increase to over 52% on a fully diluted basis.

The Company intends to meet its short- and long-term cash requirements from operating cash flow, use of the interim financing, seasonal use of the Prudential $5 million Revolving Credit Note and, assuming the Company obtains the required shareholder approval, the subsequent sale of rights to acquire common stock in the Company. While the Company's full-year operating plan for

1994 anticipates positive operating cash flow, the Company was unable to generate positive operating cash flow during 1993 or 1992 despite plans to the contrary. If the 1994 operating plan is not substantially achieved because of adverse economic conditions or other unfavorable events, the Company may find it necessary to further reduce expense levels, or undertake other actions as may be appropriate. In such event, the Company anticipates that its ability to raise financing on acceptable terms would be severely limited and there can be no assurance that the Company would be able to raise additional financing.





DIVIDENDS

Any dividend payments on the common stock will be subject to restrictions on the payment of dividends in the Prudential debt agreements and the payment of all accrued and unpaid dividends on the Preferred Stock.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedules for 1993 and 1992 listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Axiom Real Estate Management, Inc., a 74% owned subsidiary, which statements reflect total assets of $5,837,845 and $3,856,419 as of December 31, 1993 and 1992, respectively, and total revenues of $21,422,586 and $7,054,979 for the year ended December 31, 1993 and the period September 1, 1992 through December 31, 1992. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Axiom Real Estate Management, Inc., is based solely on the report of the other auditors. The financial statements and schedules of Grubb & Ellis Company and Subsidiaries for the year ended December 31, 1991 were audited by other auditors whose report dated March 27, 1992, except as to the information presented in Schedule VIII, for which the date is December 24, 1992, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the 1993 and 1992 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information as of December 31, 1993 and 1992 and for the years then ended set forth therein.



San Francisco, California                                 ERNST & YOUNG
March 29, 1994

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Grubb & Ellis Company and Subsidiaries

            We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Grubb & Ellis Company and Subsidiaries for the year ended December 31, 1991. We have audited the financial statement schedules (Schedules II, VIII, and X) for the year ended December 31, 1991. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Grubb & Ellis Company and Subsidiaries for the year ended December 31, 1991, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                               COOPERS & LYBRAND

San Francisco, California
March 27, 1992, except as
to the information presented
in Schedule VIII, for which
the date is December 24, 1992

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Axiom Real Estate Management, Inc.:

            We have audited the accompanying balance sheets of Axiom Real Estate Management, Inc. as of December 31, 1993 and 1992 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1993 and for the period September 1, 1992 (date of inception) through December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiom Real Estate Management, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the year ended December 31, 1993 and for the period September 1, 1992 (date of inception) through December 31, 1992 in conformity with generally accepted accounting principles.


                                               COOPERS & LYBRAND


Pittsburgh Pennsylvania
January 28, 1994

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992
                                 (in thousands)


ASSETS
                                                                          1993           1992
                                                                          ----           ----
Current assets

  Cash and cash equivalents                                              $22,364        $12,937

  Receivables:

   Real estate brokerage
     commissions                                                             493          4,406

   Real estate services fees and other
     commissions receivable                                                2,312          3,047

   Other receivables                                                       4,865          3,420

  Real estate investments and other
    assets held for sale                                                      --          1,951

  Prepaids and other current assets                                        2,628            726
                                                                         -------        -------

    Total current assets                                                  32,662         26,487



Noncurrent assets

  Real estate brokerage commissions
    receivable                                                             1,155          1,214

  Real estate investments held for sale and real estate owned              1,305          1,608

  Equipment and leasehold improvements, net                                5,063          3,974

  Excess of cost over net assets of acquired
   companies, net of accumulated amortization of
   $15,555 at December 31, 1992                                               --         10,458

  Other assets                                                             2,000            931
                                                                         -------        -------

   Total assets                                                          $42,185        $44,672
                                                                         -------        -------
                                                                         -------        -------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    GRUBB AND ELLIS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992
               (in thousands except per share amounts and shares)


LIABILITIES
                                                                               1993           1992
                                                                               ----           ----
Current liabilities
  Notes payable and current portion of long-term debt                       $     506      $   2,277
  Current portion of notes payable and long-term debt to
  related party                                                                 8,830         18,830
  Accounts payable                                                              1,873          3,028
  Compensation and employee benefits                                           11,817          8,628
  Deferred commissions payable                                                  2,814          1,914
  Accrued severance obligations                                                 2,883          1,424
  Accrued office closure costs                                                  3,043          3,036
  Accrued claims and settlements                                               10,375         14,432
  Other accrued expenses                                                        8,363          6,191
                                                                            ---------      ---------
    Total current liabilities                                                  50,504         59,760

Long-term liabilities
  Long-term debt, net of current portion                                          900            737
  Long-term debt to related party , net of
  current portion                                                              15,237         20,507
  Accrued claims and settlements                                                9,678          9,396
  Accrued severance obligations                                                   555          1,215
  Accrued office closure costs                                                  4,043          4,308
  Other                                                                           235            207
                                                                            ---------      ---------
Total liabilities                                                              81,152         96,130
                                                                            ---------      ---------

REDEEMABLE PREFERRED STOCK
12% Senior convertible preferred stock, $100.00 per share
  Redemption Value:
  137,160 shares outstanding                                                   14,365             --

5% Junior convertible preferred stock, $100.00 per share
  Redemption Value:
  150,000 shares outstanding                                                   15,535             --
                                                                            ---------      ---------

    Total redeemable preferred stock                                           29,900             --
                                                                            ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value:  1,000,000
   shares authorized; 287,160 shares issued as redeemable
   preferred stock.
Common stock, $.01 par value:
   25,000,000 shares authorized; 4,060,271
   and 3,601,496 shares issued and outstanding at
   December 31, 1993 and 1992, respectively, giving
   retroactive effect to the one-for-five reverse
   stock split and reduction in par value.                                         41             36

Additional paid-in-capital                                                     48,070         47,276
Retained earnings (deficit)                                                  (116,978)       (98,770)
                                                                            ---------      ---------



    Total stockholders' equity (deficit)                                      (68,867)       (51,458)
                                                                            ---------      ---------
    Total liabilities and stockholders' deficit                             $  42,185      $  44,672
                                                                            ---------      ---------
                                                                            ---------      ---------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1993, 1992 and 1991
               (in thousands except per share amounts and shares)



                                                1993           1992           1991
                                                ----           ----           ----
Revenue
   Commercial real estate brokerage
    commissions                              $  141,875     $  136,082     $  139,513
   Residential real estate brokerage
    commissions                                  20,266         49,171         88,572
   Real estate services fees,
    commissions and other                        38,590         37,709         38,149
   Interest income                                  442            529          1,656
   Other                                            551            672            744
                                             ----------     ----------     ----------
     Total revenue                              201,724        224,163        268,634
                                             ----------     ----------     ----------

Cost and expenses
   Real estate brokerage and other
    commissions                                 100,250        117,154        138,459
   Selling, general and administrative           55,958         64,607         72,022
   Salaries and wages                            44,780         48,412         58,477
   Interest expense                                 333            155            553
   Interest expense to related party              2,255          4,225          4,173
   Depreciation and amortization                  2,287          3,802          6,820
   Special charges and unusual items             13,494         44,879         36,982
                                             ----------     ----------     ----------
     Total costs and expenses                   219,357        283,234        317,486
                                             ----------     ----------     ----------

Loss before income taxes                        (17,633)       (59,071)       (48,852)
Provision for income taxes                         (575)          (605)          (445)
                                             ----------     ----------     ----------
     Net loss                                   (18,208)       (59,676)       (49,297)
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

Undeclared dividends (accretion of
   liquidation preference) on
   preferred stock                           $   (2,196)            --             --

Net loss applicable to
   common stockholders                       $  (20,404)    $  (59,676)    $  (49,297)

Net loss per common share and
 equivalents, giving retroactive
 effect to the one-for-five reverse
 stock split on January 29, 1993             $    (5.08)    $   (17.01)    $   (14.77)

Weighted average common shares
 giving  retroactive effect to the
 one-for-five reverse split on
 January 29, 1993.                            4,019,795      3,509,303      3,336,572

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              for the years ended December 31, 1993, 1992 and 1991
               (in thousands except per share amounts and shares)

                                                                                                                       Total
                                             Common Stock                                                             Common
                                             ------------                   Additional           Retained          Stockholders'
                                   Outstanding                               Paid-in-            Earnings             Equity
                                     Shares               Amount              Capital            (Deficit)           (Deficit)
                                   -----------           --------           -----------        ------------        -------------

December 31, 1990                  16,564,858            $ 16,565            $ 28,763           $  10,203          $   55,531
Common stock issued for:
  Employee common stock
    purchase agreements and
    exercises of common stock
    options, net of common
    stock tendered                     88,288                  88                  18                                     106
  Acquisition earnouts                104,870                 105                  21                                     126

Net loss                                                                                          (49,297)            (49,297)
                                  -----------            --------            --------           ---------          ----------
December 31, 1991                  16,758,016              16,758              28,802             (39,094)              6,466
Common stock issued for:
  Defined contribution plan           211,753                 212                  79                                     291
  Compensation in lieu of cash        905,749                 905                 405                                   1,310
  Employee common stock
    purchase agreements and
    exercises of common stock
    options, net of common
    stock tendered                     94,165                  94                   6                                     100
  Acquisition earnouts                 37,798                  38                  13                                      51

Net loss                                                                                          (59,676)            (59,676)
                                  -----------            --------            --------           ---------          ----------
December 31, 1992                  18,007,481              18,007              29,305             (98,770)            (51,458)
Effect of one-for-five reverse
  stock split and change in par
  value from $1.00 to $0.01
  per share.                      (14,405,985)            (17,971)             17,971
  Undeclared dividends (accretion
    of liquidation preference)
    on preferred stock                                                         (2,196)                                 (2,196)
Common stock issued for:
  Exercise of Old Prudential
    warrant                           397,549                   4               2,898                                   2,902
  Rights redemption                    42,400                   1                                                           1
  Employee common stock
    purchase agreements and
    exercises of common stock
    options, net of common
    stock tendered                     14,161                                      70                                      70
  Acquisition earnouts                  4,665                                      22                                      22
Net loss                                                                                          (18,208)            (18,208)
                                  -----------            --------            --------           ---------          ----------
December 31, 1993                   4,060,271            $     41            $ 48,070           $(116,978)         $  (68,867)
                                  -----------            --------            --------           ---------          ----------
                                  -----------            --------            --------           ---------          ----------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1993, 1992, and 1991
                                  (in thousands)


                                                                1993           1992           1991
                                                                ----           ----           ----
Cash Flows from Operating Activities:
  Net loss                                                    $(18,208)      $(59,676)      $(49,297)
Adjustments to reconcile net loss to net cash used by
operating activities:
  Gain (loss) on sale of real estate and other assets               20           (556)        (1,497)
  Loss from equity investments                                      --            190            572
  Depreciation and amortization                                  2,287          3,802          6,820
  Change in asset valuation allowances                              25          1,981         (1,121)
  Other non-cash charges related to special charges
    and unusual items                                           13,494         44,879         36,618
Change in Operating Assets and Liabilities:
  Decrease in real estate brokerage commissions receivable       3,937          2,748          2,904
  Decrease (increase) in other asset accounts                   (2,446)         3,070          1,342
  Increase (decrease) in accounts payable                       (1,153)         1,704            385
  Increase (decrease) in deferred commissions payable              900           (857)            62
  Decrease in other liability accounts                          (1,589)           (62)        (4,625)
                                                               -------       --------       --------
        Net cash used in operating activities                   (2,733)        (2,777)        (7,837)
                                                               -------       --------       --------
Cash Flows from Investing Activities:
  Proceeds from sale of assets                                   3,350          3,747          4,659
  Purchases of equipment and leasehold improvements             (3,115)        (1,577)        (1,046)
  Proceeds from disposition of real estate joint ventures
    and real estate owned                                          389            526          1,319
  Distribution from (advances to) real estate joint ventures        76           (152)        (1,529)
  Cash payments for acquisition earnout agreements                  --            (51)          (210)
                                                               -------       --------       --------
     Net cash provided by investing activities                     700          2,493          3,193
                                                               -------       --------       --------
Cash Flows From Financing Activities:
  Proceeds from issuance of preferred stock                     13,750             --             --
  Offering costs related to issuance of preferred stock         (1,281)            --             --
  Proceeds from borrowing                                        8,000            700          5,000
  Repayment of notes payable                                    (9,067)        (1,690)        (1,194)
  Proceeds from issuance of common stock                            58            104            106
                                                               -------       --------       --------
       Net cash provided by (used in) financing activities      11,460           (886)         3,912
Net increase (decrease) in cash and cash equivalents             9,427         (1,170)          (732)
Cash and equivalents at beginning of the year                   12,937         14,107         14,839
                                                               -------       --------       --------
Cash and cash equivalents at end of the year                  $ 22,364       $ 12,937       $ 14,107
                                                               -------       --------       --------
                                                               -------       --------       --------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ---------------


1.   COMPANY OPERATIONS AND LIQUIDITY

     BUSINESS:

     The Company's predominant business activity is providing real estate services, comprised of commercial brokerage, residential brokerage, property management (primarily through its majority owned subsidiary Axiom Real Estate Management, Inc. ("Axiom")) and other services offered primarily to real estate owners, investors and tenants.

     LIQUIDITY AND SUBSEQUENT EVENTS:

     Liquidity and stockholders' equity have been adversely affected during the last four years by significant losses from operations resulting from adverse economic conditions in the real estate industry. These accumulated losses have resulted in a deficit in stockholders' equity and a negative current ratio.

     The Company has taken the following significant steps toward meeting its 1994 operating plan with the objective of returning to profitability and improving liquidity:

          During March 1994, the Company obtained an interim financing commitment from Warburg, Pincus Investors, L.P., a Delaware limited partnership ("Warburg"). This commitment provides for a loan of up to $10 million at an initial interest rate of 5% per annum, and would mature 13 months from issuance. The loan will be secured by the Company's commercial brokerage revenues.

          Subject to stockholder approval and certain other conditions, the Company would obtain equity financing through a sale of rights (the "Rights Offering"). The Rights Offering would entitle each stockholder to acquire one right for each share of stock owned. Under certain conditions, stockholders would have certain rights to oversubscribe to the extent that other stockholders do not subscribe. Warburg would acquire any common stock not acquired by the public stockholders through the exercise of rights, up to an amount not exceeding $10 million plus accrued interest on the Warburg loan. The rights, which are planned to be non-transferable, would be offered to common stockholders of the Company at a price tentatively set at $2.375 per share. The interest rate on the Warburg interim financing will increase to 10% per annum in the event that stockholder approval of the Rights Offering is not obtained.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

     LIQUIDITY AND SUBSEQUENT EVENTS, CONTINUED:

          The Company's debt to The Prudential Insurance Company of America ("Prudential") was restructured. The debt payment schedule was amended such that the Company will not be required to make principal payments on any of the Prudential debt prior to November 1, 1997. Additionally, the New Revolving Credit Note, as amended, will be due November 1, 1999, with a waiver of the requirement that the Company pay this note in full during one consecutive sixty-day period in 1994 (see Note 5).

          In consideration for these agreements, Warburg and Prudential would receive approximately 325,000 warrants and 150,000 warrants, respectively, to purchase common stock of the Company. The exercise price of these warrants would be equal to the rights offering price.

          Certain covenants related to the Prudential debt will remain in place, but will not be in effect during a designated three-year period (see
          Note 5).

          The Company has established a restructuring plan that provides for closure of certain unprofitable operations and which is expected to centralize management and reduce overhead expense. As part of the implementation of this plan, during February 1994, the Company closed four of its unprofitable appraisal and consulting offices. Additionally, during March 1994, the Company reorganized its operations into three regions from four regions.

     As part of its strategic planning, the Company has developed an operating plan, which includes the above activities, and which projects cash flow for the year adequate to meet obligations as they become due. It is management's belief that the operating plan is achievable, although in the event that the 1994 operating plan is not substantially achieved because of deteriorating economic conditions or other unfavorable events, the Company may further reduce expense levels, or undertake other actions as may be appropriate.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned subsidiaries and controlled partnerships (the "Company"). All significant intercompany accounts and transactions and transactions with unconsolidated joint ventures and partnerships accounted for under the equity method of accounting are eliminated.

     BASIS OF REVENUE RECOGNITION:

     Real estate sales commissions are generally recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, title to real property has passed from seller

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

     BASIS OF REVENUE RECOGNITION, CONTINUED:

     to buyer, if applicable, and no contingencies exist with respect to entitlement to the payment. Real estate leasing commissions are generally recognized at the earlier of receipt of payment or occupancy, assuming the Company has possession of a signed lease agreement and all significant contingencies have been removed. All other commissions and fees are recognized at the time the related services have been performed by the Company, unless significant future contingencies exist.

     COSTS AND EXPENSES:

     Real estate brokerage commission and other commission expense (salespersons' participation) is recognized concurrently with the recording of the related revenue. All other costs and expenses are recognized when incurred.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     Equipment and leasehold improvements are carried at cost. Depreciation of equipment is computed by the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized by the straight-line method over their useful lives not to exceed the terms of the leases. Maintenance and repairs are charged to expense as incurred.

     EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANIES:

     The excess of cost over net assets of acquired companies ("goodwill"), which includes additional consideration paid to the sellers in the form of contingent earnout agreements, has been amortized using the straight-line method over periods ranging from 10 to 40 years.

     The Company evaluates the carrying value of its goodwill and other assets on an ongoing basis by reviewing a number of factors, including operating results, business plans, budgets and economic projections. The Company's evaluation previously focused upon revenues, direct costs and operating results of the residential and commercial units before allocation of corporate overhead. These evaluations resulted in write-downs for permanent impairment in value of approximately $18.9 million in 1992 and $29.5 million in 1991. Of these amounts, in 1992 $10.6 million related to commercial brokerage operations, $1.3 million related to residential brokerage operations and $7.0 related to other operations, and in 1991, $24.8 million related to commercial brokerage operations, $3.8 million related to residential operations, and $900,000 related to other operations. As of January 1, 1993, all of the remaining unamortized goodwill ($10.5 million) was associated with the commercial brokerage operation. Due to downsizing of operations and changes in its business plan, the Company analyzed the recoverability of the remaining goodwill based upon projected operations of the remaining business after considering all corporate overhead. As more fully discussed in Note 10 regarding special charges and unusual items, 1993 events and the Company's business plan for 1994 indicated that the business unit as structured in 1993 was, and would continue to be, unprofitable and therefore unable to generate income sufficient to recover goodwill without a restructuring. As

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

     EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANIES, CONTINUED:

     a result, the Company wrote off its remaining goodwill balance related to this unit in the fourth quarter of 1993.

     TAXES ON INCOME:

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 supersedes SFAS No. 96, Accounting for Income Taxes, which was adopted by the Company in January, 1987, and changes the criteria for recognition and measurement of deferred tax assets. As permitted under the Statement, the Company has elected not to restate the financial statements of prior years. The cumulative effect of the change and the effect of the change on pre-tax income for the year ended December 31, 1993 is not material.

     Deferred income taxes, if any, are recorded to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Investment tax credits are accounted for under the flow-through method, whereby the provision for income taxes is reduced in the year the tax credits first become available.

     EARNINGS (LOSS) PER COMMON SHARE AND EQUIVALENTS:

     Earnings (loss) per common share and equivalents computations are based on the weighted average number of common shares outstanding after giving effect to potential dilution from common stock options and warrants. The calculation of loss per common share includes net loss adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock for the undeclared dividends (accretion of liquidation preference) in the amounts of approximately $1,509,000 and $687,000, respectively, for the year ended December 31, 1993.

     CASH AND CASH EQUIVALENTS:

     The Company had $1,275,260 of cash that is subject to withdrawal restrictions at December 31, 1993, and none was restricted at December 31, 1992. These balances are associated with the Company's error and omissions insurance captive and are restricted to use for errors and omissions insurance claims.

     For purposes of the Statement of Cash Flows, cash equivalents include investments in highly liquid debt instruments which are purchased with a maturity of ninety days or less. Cash payments for interest for the three years ended December 31, 1993, 1992 and 1991 were approximately $1.0 million, $2.7 million and $4.7 million, respectively. Cash payments for income taxes for the three years ended December 31, 1993, 1992 and 1991 were approximately $515,000, $949,000 and $1,146,000, respectively.

     REAL ESTATE INVESTMENTS:

     Real estate investments which are held for sale are recorded at the lower of cost or net realizable value. Carrying amounts reflect periodic depreciation. The Company has recorded a valuation allowance on real

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

     REAL ESTATE INVESTMENTS, CONTINUED:

     estate investments and real estate owned of approximately $3,792,000 and $6,366,000 at December 31, 1993 and 1992, respectively.

     In connection with the disposition of real estate investments, the Company sold a property with a book value of approximately $413,000 in exchange for a note receivable. The Company received a note receivable of $1.2 million and recorded $778,000 of deferred revenue related to this transaction. The Company sold another property for approximately $1.1 million, the proceeds from which were used to extinguish the debt on the property. Additionally, a property with a basis of approximately $411,000 was acquired in connection with the sale of the Company's real estate advisory operations, in exchange for a note payable of approximately $381,000.

     Included in accrued claims and settlements is an estimated amount representing the Company's interest in operating losses of a prior joint venture investment in real estate for which the Company could be liable.

     RECLASSIFICATIONS:

     Certain reclassifications of the 1992 and 1991 consolidated financial statements have been made to conform to the 1993 presentation.

3.   REAL ESTATE BROKERAGE COMMISSIONS RECEIVABLE

     Real estate brokerage commissions receivable were as follows at December 31, 1993 and 1992:


                                                         1993           1992
                                                         ----           ----
                                                            (in thousands)

     Commissions receivable                             $ 16,625      $ 22,082
     Salespersons' participation                          (9,950)      (11,460)
     Allowance for uncollectible accounts                 (5,027)       (5,002)
                                                        --------      --------
       Total                                               1,648         5,620
     Less portion classified as current                      493         4,406
                                                        --------      --------
     Noncurrent portion                                 $  1,155      $  1,214
                                                        --------      --------
                                                        --------      --------


4.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consisted of the following at December 31, 1993 and 1992:


                                                         1993           1992
                                                         ----           ----
                                                            (in thousands)

     Office furniture and equipment                      $12,701       $11,448
     Leasehold improvements                                5,055         6,672
                                                         -------       -------
       Total                                              17,756        18,120
     Less accumulated depreciation and amortization       12,693        14,146
                                                         -------       -------
     Equipment and leasehold improvements, net           $ 5,063       $ 3,974
                                                         -------       -------
                                                         -------       -------


                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

5.   LONG-TERM DEBT AND RECAPITALIZATION

     Long-term debt consisted of the following at December 31, 1993 and 1992, before the restructuring of debt which occurred in March 1994:




                                                         1993           1992
                                                         ----           ----
                                                            (in thousands)

     New Senior Notes, 9.9%, due
       November 1, 1996                                 $ 10,000           - -

     Senior Notes, 9.9%, due November 1, 1996                - -      $ 10,000

     $10 million 10.65% PIK Notes, net of
       $920,000 cancellation pursuant
       to terms of debt restructuring
       and $493,000 of unamortized discount, due
       November 1, 1999                                    9,067           - -

     $25 million Subordinated Notes,
       10.65%, net of unamortized
       discount of $664,000 at December 31, 1992             - -        24,336

     New Revolving Credit Note at 2.5%
       above LIBOR, due December 31, 1994
       (exchangeable for a 2-year term loan
       due December 31, 1996)                              5,000           - -

     1991 Revolving Line of Credit, at 3.5%
       above LIBOR, due February 15, 1993                    - -         5,000

     Notes payable at various rates of interest,
       due through 2005                                    1,406         3,015
                                                        --------      --------
                                                          25,473        42,351
     Less portion classified as current                    9,336        21,107
                                                        --------      --------
     Long-term portion                                  $ 16,137      $ 21,244
                                                        --------      --------
                                                        --------      --------

Annual maturities of the outstanding principal of long-term debt were as follows at December 31, 1993: 1994, $9,336,000; 1995, $3,386,000; 1996, $2,870,000;
1997, $3,212,000; 1998, $3,214,000 and thereafter, $3,455,000.

SENIOR AND SUBORDINATED NOTES:

During 1986, the Senior and Subordinated Notes were issued to Prudential. In connection with the issuance of the Subordinated Notes, the Company also issued a detachable stock subscription warrant ("Old Prudential Warrant") to

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

SENIOR AND SUBORDINATED NOTES, CONTINUED:

purchase shares of the Company's common stock, the number of shares and exercise price of which were subject to certain anti-dilution provisions.

The Subordinated Notes were discounted to yield an effective annual rate of 12%. The resultant discount, net of issuance costs, was allocated to the warrant and included in additional paid-in-capital.

At December 31, 1991, the Old Prudential Warrant provided for the purchase of 1,987,748 shares of the Company's common stock at an exercise price of $2.47 per share. In connection with a modification of the debt agreements, as of January 1, 1992, the price was adjusted to $1.46 per share and the term of the warrant was extended from November 1994 to November 1996. Giving effect to the one-for-five reverse stock split, the Old Prudential Warrant provided for the purchase of 397,549 shares at a price of $7.30 per share. The Old Prudential Warrant was exercised in connection with the debt restructuring in January 1993.

REVOLVING LINE OF CREDIT:

On February 8, 1991, the Company entered into an agreement under which Prudential provided a revolving line of credit of up to $5 million for two years (the "1991 Revolving Line of Credit"), which was fully utilized by the Company.

OTHER NOTES PAYABLE:

Other notes payable of the Company are secured by various assets with a carrying value of approximately $6.2 million and $5.9 million at December 31, 1993 and 1992, respectively.

1992 MODIFICATIONS OF DEBT AGREEMENTS:

On March 25, 1992 the Senior and Subordinated Notes and the 1991 Revolving Line of Credit were amended effective January 1, 1992. The amendment modified the financial covenants and provided for a deferral of the $5 million principal payment on the Subordinated Notes due November 1, 1992 to February 1, 1993. In addition, interest payments totaling approximately $1.8 million due on May 1, 1992 on the Senior and Subordinated Notes were deferred until August 1, 1992.

In November 1992, the Company and Prudential signed a Senior Note, Subordinated Note and Revolving Credit Note Agreement (the "New Note Agreement") to restructure the Senior and Subordinated Notes and Revolving Line of Credit discussed above. Additionally, on January 29, 1993, the Company issued 150,000 shares of 5% Junior Convertible Preferred Stock and five-year warrants to purchase 1 million shares of common stock at an exercise price of $1.10 per share (200,000 shares at $5.50 per share after the January 29, 1993 one-for-five reverse stock split) in exchange for $15 million of the original Prudential Subordinated Notes. Holders of Junior Convertible Preferred Stock will be entitled to receive, out of any funds legally

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

1992 MODIFICATIONS OF DEBT AGREEMENTS, CONTINUED:

available, cumulative dividends payable in cash at a rate of 5% per annum compounded annually.

Pursuant to the New Note Agreement, all of the outstanding Senior Notes were converted into $10 million of the Company's 9.9% Senior Notes Due November 1, 1996 (the "New Senior Notes"). The New Senior Notes defer the 1993 principal payment until 1995 and 1996. Further, $10 million of the Subordinated Notes were converted into $10 million of 10.65% Payment-in-Kind Notes Due November 1, 1999 (the "10.65% PIK Notes"). Also pursuant to the New Note Agreement, Prudential exercised its warrants to purchase 1,987,748 shares at $1.46 (397,549 shares at an exercise price of $7.30 after the one-for-five reverse stock split), for which approximately $920,000 of the 10.65% PIK Notes and $1,982,000 of accrued interest on the original Subordinated Notes were canceled by Prudential in payment of the exercise price of the warrants. Semi-annual interest payments are required pursuant to both the New Senior Notes and the 10.65% PIK Notes, although until all of the New Senior Notes have been retired, the interest due under the 10.65% PIK Notes may be paid in kind by the issuance of additional 10.65% PIK Notes. Annual principal payments are required in the amount of (i) $2 million on November 1 of each of 1993 and 1994 with respect to the New Senior Notes, (ii) $3 million on November 1 of each of 1995 and 1996, also with respect to the New Senior Notes, (iii) one third of the principal amount of the 10.65% PIK Notes outstanding on November 1 of each of 1997 and 1998, and (iv) all remaining outstanding principal amounts of the 10.65% PIK Notes on November 1, 1999. The $2 million payment due November 1, 1993 on the New Senior Note has been deferred until May 1, 1994.

Pursuant to the New Note Agreement, the Company issued to Prudential a $5 million Revolving Credit Note due December 31, 1994 (the "New Revolving Credit Note"), as a restructuring of the 1991 Revolving Line of Credit, which was to expire on February 15, 1993. The New Revolving Credit Note bears interest at 2.5% above LIBOR (2% below the rate of interest pursuant to the 1991 Revolving Line of Credit). During one sixty consecutive day period in 1994, the Company will be required to pay down in full this note. Upon maturity, the Company will have the option of converting the New Revolving Credit Note into a new term note, which would mature on December 31, 1996 (the "Converted Term Note"). The Converted Term Note would have an interest rate of LIBOR plus 3% and require semi-annual principal payments (payable on June 30 and December 31 of each of 1995 and 1996) of $1,250,000.

The New Note Agreement contains significant restrictions on the payment of cash dividends and repurchases of stock of the Company. The New Note Agreement also contains significant restrictions on the Company's (and certain of its subsidiaries') ability to, among other things, (i) incur debt and liens upon their properties, (ii) enter into guarantees and make loans, investments and advances, (iii) merge or enter into similar business combinations, (iv) conduct any business other than their present businesses, (v) sell assets, including receivables, (vi) make capital expenditures and (vii) enter into certain other transactions.

The New Note Agreement between the Company and Prudential contains various affirmative and negative covenants, which require, among other things, that the Company (combined with certain of its subsidiaries and taken as a whole)

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

1992 MODIFICATIONS OF DEBT AGREEMENTS, CONTINUED:

maintain a ratio of Consolidated Current Assets to Consolidated Current Liabilities (as such terms are defined in the New Note Agreement), excluding the current portion of long-term debt, of greater than 1:1 at the end of each of its fiscal quarters.

As of December 31, 1993 the Company did not meet certain covenants and restrictions as established in the New Note Agreement, including the aforementioned ratio. However, Prudential has provided a waiver of these covenants as of December 31, 1993 (see Note 1).

The Company issued to Warburg and Joe F. Hanauer ("Hanauer") 137,160 shares of 12% Senior Convertible Preferred Stock, five-year warrants to purchase 500,000 and 200,000 shares of common stock at exercise prices of $5.00 and $5.50 per share, respectively, and five-year warrants to purchase up to 400,000 shares of common stock which become exercisable at a formula price only in the event the Company incurs a defined liability in excess of $1.5 million, all in exchange for $13,750,000 in cash. These amounts reflect the one-for-five reverse stock split. Holders of Senior Convertible Preferred Stock will be entitled to receive, out of any funds legally available, cumulative dividends payable in cash, at a rate of 12% per annum.

AXIOM NOTE PAYABLE:

The Company's subsidiary, Axiom, has a credit facility with IBM. As of December 31, 1993, the available line of credit was $2,050,000. This credit facility is collateralized by substantially all of Axiom's assets and contains certain covenants, including the maintenance of minimum levels of net worth, financial ratios and restrictions on the payment of dividends.

PREFERRED STOCK:

The 12% Senior Convertible Preferred Stock and 5% Junior Convertible Preferred Stock are subject to mandatory conversion in the event that (i) at all times during a two-year period the consolidated debt to net income before taxes, excluding extraordinary items, and income or loss from discontinued operations plus total interest expense and depreciation and amortization has not exceeded 3.0:1.0, (ii) on each trading day during a six-month period the price of the Common Stock has exceeded $8.75 per share and (iii) the Company is in full compliance with the terms and conditions of all agreements pursuant to which the Company has incurred indebtedness for borrowed money.

The Company must redeem the Senior and Junior Convertible Preferred Stock beginning November 1, 2000 and ending no later than November 1, 2003.

Each share of Senior Convertible Preferred Stock and Junior Convertible Preferred Stock is convertible, at the option of the holder, into shares of common stock of the Company, which number of common shares is determined by dividing the Senior Convertible Preferred Stock Stated Value or the Junior Convertible Preferred Stock Stated Value, as the case may be, by the conversion prices of $3.01371 and $5.6085, respectively. The stated value of the Senior Convertible Preferred Stock and Junior Convertible Preferred Stock is an amount in cash equal to $100.00 per share. Such initial conversion

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

PREFERRED STOCK, CONTINUED:

prices are subject to adjustment as provided in the Certificate of Amendment of Certificate of Incorporation.

Except as otherwise required by law, the Senior Convertible Preferred Stock, the Junior Convertible Preferred Stock, the common stock and any other capital stock of the Company entitled to vote with the common stock is deemed to be one class for the purpose of voting on all matters submitted for the approval of the stockholders of the Company.

The carrying value of the Senior Convertible Preferred Stock and the Junior Convertible Preferred Stock is adjusted by undeclared dividends (accretion of liquidation preference) due upon maturity in the amount of $1,509,000 and $687,000, respectively, for the year ended December 31,1993, direct costs associated with the Recapitalization in the amount of $1,095,000 and $187,000, respectively, for the year ended December 31,1993 and the accretion of direct costs in the amount of $201,000 and $34,000, respectively, for the year ended December 31, 1993.

The Senior Convertible Preferred Stock, with respect to dividend rights and rights on redemptions and on liquidation, winding up and dissolution, ranks prior to any other equity securities of the Company, including all classes of common stock and any other series of Preferred Stock of the Company. The Junior Convertible Preferred Stock, with respect to dividend rights and rights on redemption and on liquidation, winding up and dissolution, ranks prior to any other equity securities of the Company, including all classes of common stock and any other series of Preferred Stock of the Company other than the Senior Convertible Preferred Stock, which ranks prior to the Junior Convertible Preferred Stock.

STOCKHOLDER RIGHTS PLAN:

In March 1989, the Company adopted a Stockholder Rights Plan (the "Rights Plan"), pursuant to which each outstanding share of common stock carried with it the right ("Right") to purchase from the Company certain junior participating preferred stock. Upon the closing of the transactions of the Recapitalization, all Rights existing under the Rights Plan were redeemed for $.01 per share, paid in shares of common stock.

MARCH 1994 DEBT RESTRUCTURING:

During March 1994, the Company, Warburg and Prudential entered into an agreement in principle (the "Agreement") pursuant to which the existing Prudential debt agreements were amended to provide that the Company will not be required to make principal payments on any of the Prudential debt prior to November 1, 1997. Thereafter, the revolving credit facility will mature on November 1, 1999, principal on the Senior Note will be payable in two equal installments on November 1, 1997 and 1998, and principal on the PIK Notes will be payable in two approximately equal installments on November 1, 2000 and 2001. The interest rate on the PIK Notes will increase from 10.65% to 11.65% per annum on January 1, 1996. In addition, certain covenants of the debt agreements remain in place, but will not be in effect until April 1, 1997. The debt agreements, as amended, provide for supplemental principal payments commencing July 1, 1998 if the Company meets certain financial tests.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

MARCH 1994 RESTRUCTURING, CONTINUED:

The Agreement also contemplates certain amendments to the existing Senior Convertible Preferred Stock held by Warburg and the Junior Convertible Preferred Stock held by Prudential. Both series of preferred stock would be amended to be nonredeemable. As of the date of the Rights Offering, the exercise prices on the outstanding warrants held by Prudential and Warburg would be reduced to $3.50 per share pursuant to the terms of such warrants, except that the exercise price on the contingent warrants to purchase 370,566 shares held by Warburg, which are exercisable only under specified circumstances, would be reduced to the same price per share as the Rights Offering. As it relates to the Rights Offering, Warburg will retain certain anti-dilution rights with respect to the preferred stock and warrants which it currently holds. Thereafter, the preferred stock and warrants held by Warburg would be amended to eliminate the anti-dilution provisions with respect to the issuance of common stock and common stock equivalents at less than the conversion price or exercise price.

The preferred stock and the outstanding warrants held by Prudential would be amended to eliminate the anti-dilution provisions with respect to the issuance of common stock and common stock equivalents at less than the conversion price or exercise price. The Junior Convertible Preferred Stock also would be amended to increase the dividend rate to 10% per annum effective January 1, 2002, with further increases of 1% per year effective January 1, 2003 and January 1, 2004 and 2% per year effective January 1, 2005 and each January 1 thereafter. The Senior Convertible Preferred Stock would be amended to provide that at such time as the dividend rate on the Junior Convertible Preferred Stock would increase above 12%, the dividend rate on the Senior Convertible Preferred Stock would increase by the same amount as the dividend rate on the Junior Convertible Preferred Stock. The Junior Convertible Preferred Stock also would be amended to provide that under certain circumstances, following the conversion of the Senior Convertible Preferred Stockholders of the Junior Convertible Preferred Stock will be obligated to convert such preferred stock.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

6.   INCOME TAXES

The provision for income taxes for each of the three years ended December 31, 1993 consisted of state income taxes due currently.

At December 31, 1993, the following income tax carryforwards were available to the Company:


                                                                  Expiration
                                                Amount               Dates
                                            --------------       -------------
                                            (in thousands)

Federal regular tax operating loss
  carryforwards                                 $28,600           2001 to 2008

Federal investment tax credit
  carryforwards                                 $   278           1998 to 2000


As of December 31, 1993, the Company had a federal tax net operating loss carryforward of $28.6 million and a federal investment tax credit carryforward of $278,000, after taking into effect the reduction in tax attributes pursuant to Section 108(b)(2) of the Internal Revenue Code (the "Code"), resulting from the cancellation of indebtedness pursuant to Section 108(a) of the Code. The Recapitalization that occurred in January 1993 constituted an ownership change within the meaning of Section 382 of the Code thereby limiting the amount of taxable income after the ownership change which may be offset by the above net operating loss carryovers attributable to periods prior to the ownership change. The annual amount of net operating losses allowed under such Section 382 will be approximately $825,000. Net operating losses attributable to periods subsequent to the ownership change are approximately $10.5 million, and are not subject to the limitation under Code Section 382.

The Company's effective tax rate on its loss before taxes differs from the statutory regular tax rate as follows:


                                                   1993      1992      1991
                                                   ----      ----      ----

Federal statutory rate                            (35.0)%   (34.0)%   (34.0)%
State income taxes                                  3.3       1.0       0.9
Goodwill amortization                              20.9      11.6      22.4
Losses for which no tax benefit was
    recorded in current period                     14.1      22.4      11.6
                                                   ----      ----      ----
Effective income tax rate for the year             3.3%      1.0%      0.9%
                                                   ----      ----      ----
                                                   ----      ----      ----


The differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets are: real estate investment valuation allowances, equity in partnership gains and losses, property and equipment depreciation and accrued expenses.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

6.   INCOME TAXES, CONTINUED:

At December 31, 1993, net deferred tax assets totaled approximately $24.8 million. The total valuation allowance recognized for the net deferred tax assets was also approximately $24.8 million. The valuation allowance decreased by approximately $2.8 million during the year.

The components of the Company's deferred tax (liabilities) and assets are as follows as of December 31, 1993:


                                                          (in thousands)

Gross deferred tax liabilities - current
     Commission and fee reserves                                   $   (514)

Gross deferred tax assets - current
     Commission and fee reserves                       4,263
     Litigation accrual                                3,631
     Compensation accrual                              2,540
     Gross deferred tax assets - current              ------         10,434

Deferred tax assets valuation
  allowance - current                                                (9,920)

Gross deferred tax liabilities - noncurrent
     Investment in partnerships                                    $   (231)

Gross deferred tax assets - noncurrent
     Depreciation                                         27
     Commission and fee reserves                       3,726
     Litigation accrual                                3,387
     Net operating loss carryforwards                 10,010
     Estimated net operating loss
       carryforward limitation under
       Code Section 382                               (2,010)
     Gross deferred tax assets - noncurrent           ------         15,140

Deferred tax assets valuation
  allowance - noncurrent                                            (14,909)
                                                                    -------
Net deferred tax (liability) asset                                 $      0
                                                                    -------
                                                                    -------

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

7.   STOCK PLANS

     The information set forth below regarding stock option compensation plans gives effect to the one-for-five reverse stock split in 1993. Changes in stock options were as follows for the years ended December 31, 1993 and 1992:



                                  1993                               1992                               1991
                       ---------------------------        ---------------------------        ---------------------------
                       Shares       Exercise Price        Shares       Exercise Price        Shares       Exercise Price
                       ------       --------------        ------       --------------        ------       --------------

Stock options
 outstanding
 at the
 beginning of                             $5.00 to                           $5.00 to                          $11.25 to
 the year              199,762               51.88        209,159               51.88        193,248               51.88

Granted or                                 2.88 to                           $5.00 to                           $5.00 to
 regranted             662,000                4.38         52,399               10.00         67,800               10.00

Lapsed or                                  5.00 to                            5.00 to                            6.88 to
 canceled             (129,395)              51.88        (61,796)              20.00        (51,889)              22.50

Exercised               (4,666)               6.88          - -                - -             - -                - -
                       -------      --------------        -------      --------------        -------      --------------

Stock options
 outstanding
 at the end of                            $2.88 to                           $5.00 to                           $5.00 to
 the year              727,701               28.75        199,762               51.88        209,159               51.88
                       -------      --------------        -------      --------------        -------      --------------
                       -------      --------------        -------      --------------        -------      --------------

Exercisable at
 end of the                               $6.25 to                          $11.25 to                          $11.25 to
 year                   51,680               28.75        107,879               51.88        130,012               51.88
                       -------      --------------        -------      --------------        -------      --------------
                       -------      --------------        -------      --------------        -------      --------------


     STOCK OPTION PLANS:

     The Company's 1990 Amended and Restated Stock Option Plan provides for grants of options to purchase the Company's common stock. The plan was amended effective May 1993 to authorize a fixed number of 1,350,000 shares for the plan. At December 31, 1993 and 1992, 627,633 and 70,282 shares were available for the grant of options, respectively. Stock options under this plan are granted at prices from 50% up to 100% of the market price per share at the dates of grant, the terms and vesting schedules of which are determined by the Compensation Committee of the Board of Directors.

     The Company's 1993 Stock Option Plan for Outside Directors provides for automatic grants to newly-elected non-management directors of options to purchase 10,000 shares of common stock, at exercise prices set at the market price at the date of grant. 50,000 shares are authorized for the plan. The options expire five years from the date of grant and vest over

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

     STOCK OPTION PLANS, CONTINUED:

     three years from such date. At December 31, 1993, an option to purchase 10,000 shares were outstanding under the plan, which was not vested.

     During 1991, no options were exercised.

     EMPLOYEE COMMON STOCK PURCHASE PLAN:

     In 1987, the Company adopted an employee stock purchase plan which enables eligible employees to purchase common stock of the Company at discounted prices. In August 1993, the plan was amended to authorize up to 200,000 shares of stock for issuance under this plan. As of December 31, 1993, 100,000 shares were available for issue. During 1993, 1992 and 1991, 6,342, 19,240 and 19,326 shares, respectively, were purchased under this plan.

     401(K) PLANS:

     The Company has a defined contribution plan covering eligible employees other than employees of Axiom. The Company discretionarily contributes to the plan based upon specified percentages of voluntary employee contributions, which contributions may be made in common stock or cash, or a combination of each. Axiom has a 401(k) plan that does not provide for employer contributions to be made in stock. Expenses for the plans amounted to approximately $418,000, $32,000, and $353,000 for 1993, 1992,
     and 1991, respectively.

8.   RELATED PARTY TRANSACTIONS

     The Company participates in joint ventures, partnerships and trusts in which officers, directors and salespersons of the Company may also participate as investors. Such persons or their affiliates frequently provide property management and other real estate services to these entities, and such persons may manage or otherwise control such joint ventures or partnerships.

     Revenue earned by the Company for services rendered to affiliates, including joint ventures, officers and directors and their affiliates ("Related Parties"), was as follows for the years ended December 31, 1993, 1992, and 1991:


                                        1993           1992           1991
                                        ----           ----           ----
                                                  (in thousands)

     Real estate brokerage
       commissions                    $   618        $   404        $ 3,334

     Real estate services
       fees and commissions             1,214          1,235          2,560


                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

8.   RELATED PARTY TRANSACTIONS, CONTINUED:

     The Company rents office space from Related Parties. Such rent expense for the years ended December 31, 1993, 1992 and 1991 was $1,312,000, $1,502,000, and 2,628,000, respectively.

     At December 31, 1993 and 1992, the Company had $494,000 and $865,000, respectively, of notes and other receivables from Related Parties, which are fully reserved.

     At December 31, 1993 the Company had a liability of $530,000 due to a Related Party related to a reimbursement of out-of-pocket costs and expenses incurred in connection with the Recapitalization.

     A limited partnership which is affiliated with the Company is a partner in a joint venture formed to develop an office building in Southern California. As permanent financing for the project, the joint venture borrowed $5.8 million on a non-recourse basis from a Related Party in September 1990, secured by an unamortized first mortgage on the property at a rate of 10.02% per year and a term of five years. As of December 31, 1993, the outstanding principal amount on the note was $5.8 million.

     At December 31, 1993 and 1992, the Company paid approximately $50,000 and $190,000, respectively, to a Related Party for administration of the Company's employee health plan for four of its offices.

     In connection with the Recapitalization, certain Related Parties, including persons or entities which became Related Parties as a result of the transaction, received reimbursement of expenses totaling approximately $253,000, and one Related Party received a fee of $325,000.

9.   COMMITMENTS AND CONTINGENCIES

     The Company was contingently liable for approximately $512,000 at December 31, 1993 as a guarantor of certain obligations of unrelated third parties. The guarantees arose in connection with the transfer of assets and liabilities to such parties. These notes payable mature at various dates through 1998. Of the Company's contingent liability at December 31, 1993, substantially all is collateralized by land and improved property of these entities. In the opinion of management, the current underlying value of the assets collateralizing the contingent liabilities is greater than the related obligations guaranteed by the Company. The Company has also indemnified two wholly owned partnerships for their contingent liabilities of up to $2 million each.

     The Company has noncancelable operating lease obligations for office space and certain equipment ranging from one to eight years, as well as sublease

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

9.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

     agreements. The leases provide for increases that compound annually based on the Consumer Price Index or otherwise increase at specific rates and times. Substantially all leases require payment of property taxes, insurance and maintenance costs in addition to rental payments. The minimum lease payments are as follows at December 31, 1993:


                         Gross             Sublease
                         Lease              Rental             Net Lease
     Year             Obligation            Income            Obligation
     ----             ----------           --------           ----------
                                        (in thousands)

     1994              $14,793              $1,199             $13,594
     1995               11,558                 978              10,580
     1996                8,233                 738               7,495
     1997                4,090                 127               3,963
     1998                2,892                 127               2,765
     Thereafter          3,195                 318               2,877


     As a component of the Company's restructuring charges related to the downsizing and closing of certain offices, the Company has accrued for approximately $7.1 million of the above expected future minimum rental payments for offices which have been or are planned to be closed during 1994, net of expected sublease income of approximately $2.7 million, as of December 31, 1993.

     Lease and rental expense for the years ended December 31, 1993, 1992 and 1991 was $19,552,000, $27,510,000, and $30,841,000 , respectively, net of sublease income of $1,214,000, $1,138,000, and $814,000, respectively.

     The Company and certain of its affiliates are defendants in a series of lawsuits arising from the formation of a limited partnership to purchase an office/retail building in San Francisco in 1985 in which they acted as the syndicator, the general partner of the partnership and the property manager of the investment property. These lawsuits are described below.

     MICHAEL R. SPARER, ET AL. V. 222 SUTTER STREET PARTNERS, LTD., ET AL., San Francisco Superior Court, was filed on March 16, 1989 by nine limited partners who contended that the Company's affiliates made misrepresentations in certain partnership offering documents, were negligent in their investigation of an investment and mismanaged a property. Pursuant to an agreement among the parties, the plaintiffs' claims were submitted to arbitration, resulting in an award to the plaintiffs. The insurance company paid a substantial portion of this award in 1993. The portion paid by the Company did not have a material effect on the Company's results of operations.

     DONALD C. ANDERSON, ET AL. V. GRUBB & ELLIS COMPANY, ET AL., San Francisco Superior Court, filed on May 24, 1990, and GABRIEL L. AGUILAR, ET AL. V. GRUBB & ELLIS COMPANY, ET AL., San Francisco Superior Court, filed on May 31, 1990, are purported class actions on behalf of approximately 180 limited partners other than the SPARER plaintiffs and current Company employees or affiliates, who invested $14.5 million in the partnership. The two lawsuits have been consolidated into one action. The allegations

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

9.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

     include claims similar to those in the SPARER case and additional allegations that the defendants improperly extended the termination date of the offering. The plaintiffs sought rescission of their interests at the time of purchase. In March 1994, the Company agreed to settle both lawsuits subject to court approval and certain other conditions. The court preliminarily approved the settlement and notices of the settlement have been sent to the limited partners. A hearing will be held for the court to consider final approval of the proposed settlement, which includes the issuance of 50,000 shares of common stock of the Company and the payment of cash. The Company's insurance carrier will pay a substantial portion of any cash settlement in these cases.

     In March 1994, the Company reached a tentative agreement in principle to settle a potential claim by a former joint venture partner, relating to a partnership involving the ownership and operation of commercial real estate. A number of issues remain outstanding to be negotiated between the parties. It is expected that these issues can be resolved but there can be no assurances in this regard. If a settlement is finalized, the Company expects to pay cash and issue shares of common stock of the Company in settlement of this claim (see Note 2 "Real Estate Investments"). The Company has accrued for the estimated settlement costs of this case, of which such amount is included in special charges and unusual items.

     The Company is involved in various other claims and lawsuits arising in the ordinary course of business, as well as in connection with its participation in various joint ventures, partnerships and a trust.

     In the opinion of management, upon the advice of counsel, the eventual outcome of the above claims and lawsuits will not have a material adverse effect on the Company's financial position.

     The Company's errors and omissions insurance carrier issued a notice of non-renewal of this coverage, effective June 1994. The Company is actively pursuing this coverage with other underwriters and does not anticipate difficulty in obtaining coverage with another carrier.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

10.  SPECIAL CHARGES AND UNUSUAL ITEMS


                                                   1993      1992      1991
                                                   ----      ----      ----
                                                         (in millions)

     Goodwill write-down                          $10.1     $18.9     $29.5

     Severance and office closure
     costs                                          2.9       6.1       4.4

     Reduction in carrying value of
     equity in joint venture and other
     property investments                           - -       2.8       2.8

     Legal expense and estimated
     settlement provisions                          - -      16.2       - -

     Other                                          0.5       0.9       0.3
                                                   ----      ----      ----
                                                  $13.5     $44.9     $37.0
                                                   ----      ----      ----
                                                   ----      ----      ----


     As discussed in Note 2, the Company evaluates the carrying value of its goodwill and other assets by reviewing a number of factors, including operating results, business plans, budgets and economic projections, to determine whether such goodwill is recoverable from future operations. The Company's evaluation for 1991, 1992 and 1993 was significantly impacted by a continuation of the recessionary cycle and the severe downturn in the real estate markets. Goodwill associated with certain acquisitions was written off in 1991 and 1992 because the Company's analysis of the future activity of those operations indicated permanent impairment; these entities were acquired during a period of rapid expansion during the 1980's when real estate activity was at increased levels and profit margins were substantially higher than those found in the market today. As of December 31, 1992, all of the remaining unamortized goodwill was associated with the commercial brokerage operation.

     In early 1993, the Company completed a Recapitalization and retained a new executive management team. New management reevaluated the Company's business strategy and determined that a variety of restructuring and recapitalization efforts were necessary in order for the business to continue as a going concern. These restructuring efforts have included downsizing operations and refocusing the Company's activities on its core business functions as well as realigning the operational structure into a more centralized operation with less middle management. Recapitalization efforts have included the restructuring of the Company's debt and the infusion of cash by Warburg and Hanauer (see Note 5). The Company's analysis of goodwill performed in the fourth quarter of 1993 indicated that the commercial brokerage business would operate at a loss without the planned restructuring and recapitalization efforts and would, therefore, be unable to recover goodwill; accordingly, the remaining goodwill was written off as of December 31, 1993.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

10.  SPECIAL CHARGES AND UNUSUAL ITEMS, CONTINUED:

     During each of the last three years, the Company determined that it would close certain offices and terminate certain employees. The net costs of such actions were accrued as severance and office closure costs when such plans were adopted and amounted to approximately $3.9 million, $1.3 million and $3.6 million for 1993, 1992 and 1991, respectively. Approximately $443,000, $55,000 and $518,000 of these costs represent non-cash write-downs and write-offs of equipment and leasehold improvements and other asset and liability balances for the years 1993, 1992 and 1991, respectively, with the remaining costs expected to be paid in cash.

     As a consequence of the recessionary cycle and depressed real estate markets, the Company made provisions to increase its valuation allowance of its partnership and joint venture investments during 1992 and 1991 to reflect reductions in estimated net realizable values. Estimated net realizable value is current market value less disposition costs.

     The substantial legal expense and estimated settlement provision for 1992 reflects several significant lawsuits including those discussed in Note 9. Additionally, the Company has evaluated potential professional liability exposure arising from the Company's salesforce, and this provision includes an estimate for incurred but not reported cases.

     The gains from the sales of the Company's real estate advisory business and Northern California residential real estate operations during the first quarter of 1993 which are included in "other" in special charges and unusual items.

     All of the $13.5 million of special charges and unusual items were provided for in the fourth quarter of 1993. Such amounts are generally attributable to events which occurred subsequent to the third quarter, such as the reevaluation of the carrying value of goodwill and other assets due to the revised business strategy and market emphasis, and events and the recognition of additional costs for restructuring that became evident in the fourth quarter when the related plans were developed and adopted.

11.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing investments. Users of real estate services account for a substantial portion of trade receivables; collateral is generally not required. The risk associated with this concentration is limited due to the large number of users and their geographic dispersion.

     The Company places substantially all its interest-bearing investments with major financial institutions and limits the amount of credit exposure to any one financial institution in accordance with policy and pursuant to restrictions in the New Note Agreement with Prudential.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                    1993
                                                                    ----
                                      First            Second                 Third             Fourth
                                     Quarter           Quarter               Quarter          Quarter (A)
                                     -------           -------               -------          -----------
                                               (in thousands except  per share amounts and shares)

Revenue                              $ 42,297            $ 50,732            $ 50,852           $  57,843
                                    ---------        ------------         -----------         -----------
                                    ---------        ------------         -----------         -----------

Income(loss) before income
  taxes                              $ (4,562)           $    529            $   (538)          $ (13,062)
                                    ---------        ------------         -----------         -----------
                                    ---------        ------------         -----------         -----------

Net income (loss)                    $ (4,662)           $    454            $   (638)          $ (13,362)
                                    ---------        ------------         -----------         -----------
                                    ---------        ------------         -----------         -----------

Loss per common share and
  equivalents                        $  (1.30)           $  (0.04)           $  (0.30)          $   (3.44)
                                    ---------        ------------         -----------         -----------
                                    ---------        ------------         -----------         -----------

Weighted average common
  shares and equivalents            3,900,154           4,056,954           4,060,268           4,060,271
                                    ---------        ------------         -----------         -----------
                                    ---------        ------------         -----------         -----------

Common stock market price
  range (high:low)                    8:1 7/8         5 7/8:3 3/8         4 1/2:2 3/4         3 5/8:2 5/8
                                    ---------        ------------         -----------         -----------
                                    ---------        ------------         -----------         -----------

(A) See Note 10 for discussion of special charges and unusual items recorded in the fourth quarter.


                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                    1992
                                                                    ----
                                      First            Second                 Third             Fourth
                                     Quarter           Quarter               Quarter          Quarter (A)
                                     -------           -------               -------          -----------
                                               (in thousands except  per share amounts and shares)

Revenue                              $ 48,805            $ 60,111            $ 54,307           $  60,940
                                 ------------        ------------          ----------         -----------
                                 ------------        ------------          ----------         -----------

Loss before income taxes             $ (5,269)           $   (149)           $ (4,101)          $ (49,552)
                                 ------------        ------------          ----------         -----------
                                 ------------        ------------          ----------         -----------

Net loss                             $ (5,429)           $   (269)           $ (4,193)          $ (49,785)
                                 ------------        ------------          ----------         -----------
                                 ------------        ------------          ----------         -----------

Loss per common share and
equivalents                          $  (0.32)           $  (0.02)           $  (0.23)          $   (2.77)
                                 ------------        ------------          ----------         -----------
                                 ------------        ------------          ----------         -----------

Weighted average common
  shares and equivalents           16,763,871          17,593,968          17,865,009          17,955,215
                                 ------------        ------------          ----------         -----------
                                 ------------        ------------          ----------         -----------

Common stock market price
  range (high:low)                2 1/2:1 3/8         2 1/8:1 1/4             1 5/8:1           1 1/4:7/8
                                 ------------        ------------          ----------         -----------
                                 ------------        ------------          ----------         -----------


Retroactive effect of one-
  for five reverse stock
  split in January 1993:

Loss per common share and
  equivalents                        $  (1.62)           $  (0.08)           $  (1.17)          $  (13.86)
                                 ------------        ------------          ----------         -----------
                                 ------------        ------------          ----------         -----------

Weighted average common
  shares and equivalents            3,352,774           3,518,794           3,573,002           3,591,043
                                 ------------        ------------          ----------         -----------
                                 ------------        ------------          ----------         -----------

Common Stock market price
  range (high:low)               12 1/2:6 7/8        10 5/8:6 1/4             8 1/8:5         6 1/4:4 3/8
                                 ------------        ------------          ----------         -----------
                                 ------------        ------------          ----------         -----------

(A) See Note 10 for discussion of special charges and unusual items recorded in the fourth quarter.


                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                 ---------------

ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

                              GRUBB & ELLIS COMPANY

                                    PART III
                                 --------------


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

Lawrence S. Bacow, 42, is a professor at the Massachusetts Institute of Technology ("M.I.T.") Center for Real Estate and the M.I.T. Department of Urban Studies and Planning. He joined the M.I.T. faculty in 1977 and the M.I.T. Center for Real Estate in 1983, serving as the director of the Center for Real Estate from 1990 until 1992. From December 1987 to June 1990, he was also a principal of Artel Associates, a company which provided investment banking services to real estate companies. Professor Bacow has served as a director of the Company since January 1993.

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

     Robert J. Hanlon, Jr., 47, has been Senior Vice President and Chief Financial Officer of the Company since December 1993. Prior to joining the Company, Mr. Hanlon, who is a Certified Public Accountant, was employed by Prudential for over 23 years, serving as Senior Vice President and Chief Financial Officer of its affiliate, Prudential Capital Corporation, from 1985 through 1989 and as Executive Vice President, Finance and Administration, of Prudential's affiliate, Prudential Relocation Management, from 1990 through 1993.

     Gordon M. Hess, 45, has been Chief Administrative Officer of the Company since June 1993, and a Senior Vice President of the Company since January 1991. He was National Marketing Director of the Company's commercial brokerage division from February 1992 to June 1993 and served as Vice President of the Company from February 1989 to January 1991. From January 1989 to February 1992, he was Vice President of National/International Accounts for the Company's Western Region. From February 1991 to February 1992, he was Vice President of Corporate Support Services and National Retail Marketing for the Company. He joined the Honolulu office of the Company in 1986 as Senior Vice President of the commercial brokerage division and District Manager.

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

                           SUMMARY COMPENSATION TABLE


                                                                                                      Long Term Compensation
                                                             Annual Compensation                              Awards
                                              ------------------------------------------------      ---------------------------
                                                                                         Other       Securities
Name                                                                                    Annual         Under-        All Other
and                                                                                     Compen-         lying         Compen-
Principal                                                                               sation         Options        sation
Position                                      Year      Salary ($)      Bonus ($)         ($)       SARS (#) ($)        ($)
- - -------------------------------------------------------------------------------------------------------------------------------

Wilbert F. Schwartz                           1993        211,000              0              0        400,000              0
     Chief Executive Officer (2)              1992              0              0              0              0              0
                                              1991              0              0              0              0              0

Alvin L. Swanson, Jr.                         1993         92,000              0         14,000              0        149,000
    Former Chief Executive Officer (3)        1992        154,000         60,000         19,000         60,000              0
                                              1991              0              0         12,000              0              0

Neil R. Young                                 1993        220,000         69,000              0         15,000          2,000(4)
    President of the                          1992        103,000         80,000              0          5,000(5)           0
    Midwest/Texas Region                      1991         73,000         82,000              0            800(5)       1,000(4)

J. David Dawson                               1993        195,000              0              0         20,000          2,000(4)
    President of the                          1992         81,000              0              0         20,000(5)           0
    Eastern Region                            1991              0              0              0              0              0


John F. Carpenter                             1993        171,000          9,000              0         15,000          1,000(4)
     President of the                         1992         39,000              0              0              0              0
     Pacific Northwest Region                 1991              0              0              0              0              0

Gordon M. Hess                                1993        172,000              0              0         13,500          1,000(4)
     Chief Administrative Officer             1992        174,000              0              0          5,000(5)           0
                                              1991        157,000              0              0            800(5)           0

(1) The amounts represent options to purchase the designated numbers of shares of Common Stock, except with respect to Mr. Swanson, in which case the amounts represent stock appreciation rights ("SARs").

(2) Mr. Schwartz was elected President and Chief Executive Officer in February 1993.



(3) Mr. Swanson served as President and Chief Executive Officer between May 1992 through February 1993. Other annual compensation in 1993 relates to legal expenses incurred in connection with his employment contract, and in 1991 and 1992 represents directors' fees. All other compensation relates to his severance agreement, which includes $5,200 for health coverage.

(4) Represents Company contributions to the 401(k) plan accounts of the designated individuals.

(5) These options were canceled in 1993 pursuant to a repricing program. The repriced options are included in the 1993 grants of options.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                                                                        Potential
                                                                                                        Realizable Value at
                                                                                                        Assumed Annual
                                                                                                        Rates of Stock Price
                                                                                                        Appreciation
                                       Individual Grants                                                For Option Term (1)
- - -----------------------------------------------------------------------------------------------------------------------------
        (a)                         (b)                 (c)           (d)              (e)              (f)           (g)
                                                     % of
                                 Securities          Total
                                 Under-              Options/
                                 lying               SARs
                                 Options/            Granted to    Exercise
                                 SARs                Employees     or Base
                                 Granted             in Fiscal     Price         Expiration
Name                             (#)(2)(3)           Year           ($/Sh)       Date                 5%($)        10%($)
- - ---------------------            ----------          -----------   ---------     -----------          --------     ----------
Wilbert F. Schwartz              400,000             77.4%          $3.50          June 8, 2001       $595,000     $1,494,000
Alvin L. Swanson, Jr.               --                 --             --                --                --             --
Neil R. Young                     15,000              2.9%          $4.125       August 9, 2001       $ 30,000     $   71,000
J. David Dawson                   20,000              3.9%          $4.125       August 9, 2001       $ 39,000     $   94,000
John F. Carpenter                 15,000              2.9%          $4.125       August 9, 2001       $ 30,000     $   71,000
Gordon M. Hess                    13,500              2.6%          $4.125       August 9, 2001       $ 27,000     $   64,000

(1) The potential realizable value is calculated from the market price per share, assuming the Common Stock appreciates in value at the stated percentage rate from the date of grant of an option or SAR to the expiration date. Actual gains, if any, are dependent on the future market price of the Common Stock.

(2) The amounts represent options to purchase the designated numbers of shares of Common Stock



(3) The option of Mr. Schwartz was granted on June 8, 1993, and the options of Messrs. Young, Dawson, Carpenter and Hess were granted on August 9, 1993, under the 1990 Amended and Restated Stock Option Plan, as amended. The options were each granted at market value on the date of grant, and vest in five, equal annual installments commencing one year from the date of grant. Vesting accelerates upon certain conditions related to changes of control of the Company or at the discretion of the Compensation Committee. Upon termination of Mr. Dawson's employment on April 30, 1994, all of the options held by him will expire. In connection with the resignation of Mr. Schwartz, all of the options held by him will be canceled.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


         (a)                       (b)                 (c)                    (d)                   (e)
                                                                         Number of
                                                                         Securities            Value of
                                                                         Underlying            Unexercised
                                                                         Unexercised           In-the-Money
                                                                         Options/SARs at       Options/SARs at
                                                                         FY-End (#)            FY-End ($)

                              Shares Acquired                            Exercisable/          Exercisable/
        Name                  on Exercise (#)     Value Realized ($)     Unexercisable (1)     Unexercisable (2)
- - ----------------------------------------------------------------------------------------------------------------
Wilbert F. Schwartz                 --                  --                  0/400,000                 --
Alvin L. Swanson, Jr.               --                  --                   60,000/0                 --
Neil R. Young                       --                  --                   0/15,000                 --
J. David Dawson                     --                  --                   0/20,000                 --
John F. Carpenter                   --                  --                   0/15,000                 --
Gordon M. Hess                      --                  --                   0/13,500                 --


 (1) Mr. Swanson was granted 60,000 SARs. The other amounts represent options to purchase the designated numbers of shares of Common Stock.
 (2) The value of unexercised in-the-money options and SARs at fiscal year-end was calculated based on the closing price of the Common Stock as reported on the New York Stock Exchange on December 31, 1993 ($3.125 per share).


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

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

Mr. Schwartz was elected President and Chief Executive Officer of the Company on February 24, 1993, receiving an annual salary of $250,000, and eligibility for incentive compensation in an amount of up to 60% of his salary in the discretion of the Compensation Committee. In connection with his resignation from such positions effective July 1, 1994, Mr. Schwartz will receive severance compensation equal to one year's base salary and continued health benefits for one year.

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

A limited partnership which is affiliated with the Company is a partner in a joint venture formed to develop an office building in southern California. As a permanent financing for the project, the joint venture borrowed $5.8 million on a non-recourse basis from Prudential in September 1990, secured by an unamortized first mortgage on the property, at a rate of 10.02% per year and a term of five years. As of June 1, 1994, the outstanding principal amount on the note was $5.8 million.

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


                                               Amount and Nature of
                                               Beneficial Ownership        Percent of Class (1)
                                               --------------------        --------------------
Warburg, Pincus Investors, L.P.
   466 Lexington Avenue,
   New York, NY  10017                           5,067,425 (2)(5)                 55.5%

The Prudential Insurance
   Company of America
   Four Gateway Center
   Newark, NJ  07102                             3,272,060 (3)(5)                 47.2%

Joe F. Hanauer
   Combined Investments, L.P.
   361 Forest Ave., Suite 200
   Laguna Beach, CA  92651                         555,773 (4)(5)                 12.1%

FMR Corp.
   82 Devonshire Street
   Boston, MA  02109-3614                          307,600 (6)                     7.6%

Lawrence S. Bacow                                    4,134 (7)(8)                   *
John  F. Carpenter                                     638 (6)                      *
J. David Dawson                                        637 (8)                      *
Kenneth E. Field                                    27,137 (9)                      *
Gordon M. Hess                                       1,538 (8)                      *
Reuben S. Leibowitz                                    -0- (2)                     --
John D. Santoleri                                      -0- (2)                     --
Wilbert F. Schwartz                                 45,676 (10)                    1.1%
Alvin L. Swanson, Jr.                               81,804 (11)                    2.0%
Neil R. Young                                        3,082                          *

All current directors and executive
   officers as a group (13 persons)                639,487 (8)                    13.8%

          * Does not exceed 1.0%.



(1) Percentages total more than 100% due to the requirement to count derivative securities for certain purposes. The percentages of shares of Common Stock beneficially owned by the designated persons assumes that no other person exercises currently outstanding warrants or options or convertible securities.

(2) At March 1, 1994, Warburg beneficially owned 5,067,425 shares of Common Stock through its ownership of (i) 127,150 shares of Senior Preferred Stock which are convertible into an aggregate of 4,219,052 shares of Common Stock, (ii) currently exercisable warrants to purchase an aggregate of 477,807 shares of Common Stock, and
          (iii) Subscription Warrants which will be exercisable to purchase 370,566 shares of Common Stock only in the event the Company pays certain liabilities after January 29, 1993 which exceed an aggregate of $1,500,000. Such Subscription Warrants, with an aggregate exercise price equal to 92.64% of the amount by which such excess liabilities exceed $500,000, will be exercisable by Warburg for a period of 90 days.

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




(3) At March 1,1994, Prudential beneficially owned 3,272,060 shares of Common Stock through its ownership of (i) 397,549 shares of Common Stock, (ii) 150,000 shares of Junior Preferred Stock which are convertible into an aggregate of 2,674,511 shares of Common Stock, and
          (iii) currently exercisable warrants to purchase an aggregate of 200,000 shares of Common Stock.

(4) At March 1, 1994, Mr. Hanauer, a director and Chairman of the Company, beneficially owned 555,773 shares of Common Stock, through his ownership of the following securities held in a trust of which Mr. Hanauer is the trustee and he and his wife and children are beneficiaries: (i) 21,153 shares of Common Stock, (ii) 8,817 shares of Senior Preferred Stock convertible into an aggregate of 292,563 shares of Common Stock, (iii) currently exercisable warrants to purchase an aggregate of 216,103 shares of Common Stock, and
          (iv) Subscription Warrants to purchase 25,954 shares of Common Stock, which will be exercisable only in the event the Company pays certain liabilities after January 29, 1993 which exceed an aggregate of $1,500,000. Such Subscription Warrants, with an aggregate exercise price equal to 6.49% of the amount by which such excess liabilities exceed $500,000, will be exercisable by Mr. Hanauer for a period of 90 days.

(5) Pursuant to the rules promulgated under the Securities Exchange Act of 1934, as amended, Prudential, Warburg and Mr. Hanauer may be deemed to be a "group," as defined in Section 13(d) of such Act. Prudential, Warburg and Mr. Hanauer do not affirm the existence of such a group and disclaim beneficial ownership of shares of Common Stock beneficially owned by any other party.

(6) Includes 203,500 shares held by affiliates of FMR Corp., which is a holding company for certain investment advisors. Information with respect to FMR Corp. is based on the most recent Schedule 13D filed with the Securities and Exchange Commission reflecting beneficial ownership of Common Stock.

(7) Includes an option under a Company stock option plan which, as of March 1, 1994, was exercisable for 3,334 shares.

(8) Includes, in the aggregate, 838 shares held by immediate family members of, and 424 shares held jointly with immediate family members by, all current directors and executive officers as a group.

(9) Includes 10,120 shares held by a corporation of which Mr. Field is President and sole shareholder.




(10) At March 1, 1994 Mr. Schwartz beneficially owned 45,676 shares of Common Stock, through his ownership of 1,193 shares of Senior Preferred Stock convertible into an aggregate of 39,586 shares of Common Stock and currently exercisable warrants to purchase an aggregate of 6,090 shares of Common Stock. Mr. Schwartz also holds Subscription Warrants to purchase 3,480 shares of Common Stock which will be exercisable only in the event that the Company pays certain liabilities after January 29, 1993 which exceed an aggregate of $1,500,000. Such Subscription Warrants, with an aggregate exercise price equal to .87% of the amount by which such excess liabilities exceed $500,000, will be exercisable by Mr. Schwartz for a period of 90 days. In connection with the resignation of Mr. Schwartz, he has agreed to resell such securities to Warburg and Mr. Hanauer for the same purchase price that he paid upon acquisition of such securities.

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

     In connection with the Recapitalization, Greyhawk was paid a fee of
$325,000 by the Company related to its efforts in introducing to the Company various potential investors, including Warburg.  An additional $46,000 was paid by the Company to Greyhawk as reimbursement of travel and legal expenses related to these efforts.
- - --------------------------------------------------------------------------------

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  The following documents are filed as a part of this report:

1. The following Reports of Independent Auditors and Consolidated Financial Statements are submitted herewith:

                -   Reports of Independent Auditors.

                - Consolidated Balance Sheets at December 31, 1993 and December 31, 1992.

                - Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991.

                - Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1993, 1992 and 1991.

                - Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

                -   Notes to Consolidated Financial Statements.

2. The following Consolidated Financial Statement Schedules are submitted herewith:

     II. Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other Than Related Parties at
            December 31, 1993, 1992 and 1991.

     VII.   Guarantees of Securities of Other Issuers at December 31, 1993.

     VIII.  Valuation and Qualifying Accounts

     IX.    Short Term Borrowings

     X. Supplementary Income Statement Information for the years ended December 31, 1993, 1992 and 1991.

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.   Exhibits required to be filed by Item 601 of Regulation S-K:

     (3)    ARTICLES OF INCORPORATION AND BYLAWS


     3.1 Certificate of Incorporation of the Registrant, as restated effective December 8, 1993, incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     3.2 Grubb & Ellis Company Bylaws, as amended effective August 9, 1993, incorporated herein by reference to Exhibit 4.4 to the

            Registrant's registration statement on Form S-8 filed on November 12, 1993
            (Registration No. 33-71484).

     3.3 Amendment to the Grubb & Ellis Company Bylaws, effective as of August 9, 1993, incorporated herein by reference to Exhibit 4.5 to the Registrant's registration statement on Form S-8 filed on November 12, 1993. (Registration No. 33-71484).

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

     4.5 Letter agreement between The Prudential Insurance Company of America and the Registrant dated March 28, 1994, incorporated herein by by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.6 Securities Purchase Agreement between The Prudential Insurance Company of America and the Registrant, dated as of November 2, 1992, incorporated herein by reference to Exhibit 28.4 to the Registrant's Current Report on Form 8-K filed on November 12, 1992 (Commission File No. 1-8122).

     4.7 Specimen of stock subscription warrant No. 5 issued to The Prudential Insurance Company of America, dated January 29, 1993, exercisable for 200,000 shares of the Registrant's Common Stock, incorporated by reference to Exhibit 28.10 to the Registrant's Current Report on Form 8-K filed on February 8, 1993 (Commission File No. 1-8122).

     4.8 Securities Purchase Agreement among Warburg, Pincus Investors, L.P., Joe F. Hanauer and the Registrant, dated as of November 2, 1992, incorporated herein by reference to Exhibit 28.3 to the Registrant's Current Report on Form 8-K filed on November 12, 1992 (Commission File No. 1-8122).

     4.9 Specimen of stock subscription warrant No. 6 issued to Warburg, Pincus Investors, L.P., dated as of January 29, 1993, exercisable for 337,042 shares of the Registrant's Common Stock, incorporated herein by reference to Exhibit 4.11 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration
            No. 33-71484).

     4.10 Specimen of stock subscription warrant No. S-3 issued to Warburg, Pincus Investors, L.P., dated January 29, 1993, exercisable for 370,566 shares of the Registrant's Common Stock, incorporated herein by reference to Exhibit 4.17 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration
            No. 33-71484).

     4.11 Summary of terms of proposed bridge loan and rights offering executed by Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America and the Registrant as of March 28, 1994, incorporated herein by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.12 Cash Collateral Account Agreement between Bank of America N.T.&S.A. and the Registrant dated as of March 29, 1994, incorporated herein by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.13 Intercreditor Agreement between Warburg, Pincus, Investor, L.P. and The Prudential Insurance Company of America dated as of March 28, 1994, incorporated herein by reference to Exhibit 4.13 to the registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.14 Promissory Note in the amount of $250,000 dated as of January 8, 1990 executed by the Registrant in favor of DW Limited Partnership, incorporated herein by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.15 Promissory Note in the amount of up to $10 million dated as of March 29, 1994, executed by the Registrant in favor of Warburg, Pincus Investors, L.P., incorporated herein by reference to
            Exhibit 4.15 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File
            No. 1-8122).

     4.16 Loan and Security Agreement among the Registrant, Warburg Pincus Investors, L.P. and The Prudential Insurance Company of America dated as of March 29, 1994, incorporated herein by reference to Exhibit 4.16 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

     4.17 Modification to Note and Security Agreement between the Registrant and The Prudential Insurance Company of America dated as of March 28, 1994, incorporated herein by reference to Exhibit 4.17 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission file No. 1-8122).

            On an individual basis, instruments other than Exhibits listed above defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

    (10)    MATERIAL CONTRACTS

     10.1 Grubb & Ellis Company 1990 Amended and Restated Stock Option Plan, as amended as of August 9, 1993, incorporated herein by reference to
            Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71580).

     10.2 Grubb & Ellis Company Executive Supplemental Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-2 filed on January 12, 1990 (Registration No. 33-32979).

     10.3 Grubb & Ellis Company 1985 Restricted Value Stock Plan, as amended effective December 3, 1987, incorporated herein by reference to
            Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed on March 31, 1989 (Commission File No. 1-8122).

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

     10.14 Amendment to Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant, dated as of July 1, 1993, incorporated herein by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993 (Commission File
            No. 1-8122).

     10.15 Severance Compensation Agreement, dated as of December 31, 1992, between the Registrant and Donald L. McGee, incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-8122).

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

     10.18 Amendment No. 1 to Severance Compensation Agreement, dated as of December 31, 1992, between the Registrant and Donald V. Jones, incorporated herein by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-8122).

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

     10.23 Separation Agreement between the Registrant and Wilbert F. Schwartz dated as of April 25, 1994, incorporated herein by reference to
            Exhibit 10.23 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

     (11) STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS, incorporated herein by reference to Exhibit 11 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     (21)   SUBSIDIARIES OF THE REGISTRANT, incorporated herein by reference to
            Exhibit 21 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

   (23.1)   CONSENTS OF INDEPENDENT AUDITORS - Ernst & Young

   (23.2)   CONSENTS OF INDEPENDENT AUDITORS - Coopers & Lybrand

     23.1    Consent of Ernst & Young
     23.2    Consent of Coopers & Lybrand

     (24)    POWERS OF ATTORNEY

(b)  Reports on Form 8-K:

             None.

     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1994.

GRUBB & ELLIS COMPANY
(Registrant)


by                 *
   ------------------------------------
   Wilbert F. Schwartz
   President,
   Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             March 30, 1994
- - --------------------------------------
Robert J. Hanlon, Jr.
Chief Financial Officer and
Senior Vice President



                                             March 30, 1994
- - --------------------------------------
Connie Hardisty
Vice President and
Corporate Controller



                   *                         March 30, 1994
- - --------------------------------------
Joe F. Hanauer, Chairman of the Board
and Director




                   *                         March 30, 1994
- - --------------------------------------
Kenneth E. Field, Director



                   *                         March 30, 1994
- - --------------------------------------
Reuben S. Leibowitz, Director

                   *                         March 30, 1994
- - --------------------------------------
John D. Santoleri, Director



                   *                         March 30, 1994
- - --------------------------------------
Lawrence S. Bacow, Director



                                          *Pursuant to Powers of Attorney
- - --------------------------------------
By:  Robert J. Walner, Attorney-in-Fact

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      SCHEDULE II - AMOUNTS RECEIVABLE FROM
                        RELATED PARTIES AND UNDERWRITERS
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                        DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)


     Column A         Column B       Column C       Column D                      Column E
     ----------       ----------     ----------     ----------                    -----------
                      Balance at                                   Amounts
     Name of          beginning                     Amounts        Written-                      Non-
     Debtor           of Period      Additions      Collected      Off            Current        Current
     ----------       ----------     ----------     ----------     ----------     -------------------------

1993 Donosky,
     David (A)              $265            - -            - -            - -           $265            - -

     Sineni,
     Tom                     253            - -             15            238            - -            - -

     Clark,
     Carl (A)                229            - -            - -            - -            229            - -

     9800
     Townpark                118            - -            - -            118            - -            - -

1992 Donosky,
     David (B)              $313           $ 14          $  18          $  44           $265            - -

     Sineni
     Tom (B)                  89            179             15            - -            253            - -

     Clark,
     Carl (B)                 59            170            - -            - -            229            - -

     9800
     Townpark (B)            - -            118            - -            - -            118            - -

1991 Donosky,
     David                  $384           $ 25          $  96            - -           $313            - -

(A) The balances owed by these parties were fully reserved for at December 31, 1993.

(B) The balances owed by these parties were fully reserved for at December 31, 1992.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                DECEMBER 31, 1993
                                 (IN THOUSANDS)


Column A            Column B       Column C       Column D            Column E       Column F       Column G
- - --------            --------       --------       --------            --------       --------       --------
Name of Issuer      Title of                                                                        Nature of any Default by
of Securities       Issue of       Total          Amount Owned by     Amount in                     Issuer of Securities
Guaranteed by       Each Class     Amount         Person or persons   Treasury of                   Guaranteed in Principal,
Person for          of             Guaranteed     for which           Issuer of                     Interest, Sinking Fund or
which Statement     Securities     and            the Statement       Securities     Nature of      Redemption Provisions,
is Filed            Guaranteed     Outstanding    is Filed            Guaranteed     Guarantee      or Payment of Dividends
- - ----------------    ----------     -----------    -----------------   -----------    ---------      -------------------------
Economy Federal
Savings and Loan
Association of
St. Louis           (A)            $      499                                        (C)

Jacksonville
Hotel Associates    (B)                    13                                        (D)
                                   -----------
                                   $      512
                                   -----------
                                   -----------


Grubb & Ellis Company and Subsidiaries, Notes to Schedule VII:
(A)  Mortgage loans payable.
(B)  Telephone equipment lease.
(C)  Mortgage loan principal and interest.
(D)  Lease payments.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


        Column A                          Column B            Column C            Column D            Column E
- - ----------------------------             ----------         ------------       --------------        ----------
                                                              Additions          Deductions
                                                            ------------       --------------
                                                                                   Amounts
                                                                               written off or
                                         Balance at          Charged to        recovered upon        Balance at
                                          beginning           costs and         repayment of           end of
       Description                        of period         expenses (1)       receivable (1)          period
- - ----------------------------             ----------         ------------       --------------        ----------

Allowance for uncollectible
  real estate brokerage
  commissions receivable (1)
- - ----------------------------

Year ended December 31, 1993:                5,002                  25                                   5,027
Year ended December 31, 1992:                3,182               1,820                                   5,002
Year ended December 31, 1991:                4,301                                   1,119               3,182

Reserves on real estate
  investments and real
  estate owned
- - ----------------------------

Year ended December 31, 1993:                6,366                                   2,574               3,792
Year ended December 31, 1992:                4,255               2,987                 876               6,366
Year ended December 31, 1991:                5,104               3,048               3,897               4,255


(1) The above additions and deletions have been presented as a net balance due to limitations in the Company's computer systems.


                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                       SCHEDULE IX -SHORT TERM BORROWINGS
                  FOR THE YEAR ENDED DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)


           Column A                        Column B          Column C         Column D          Column E            Column F
           --------                        --------          --------         --------          ---------           --------
                                                                           Maximum amount    Average amount         Weighted
                                          Balance at         Weighted        outstanding       outstanding      average interest
Category of aggregate                       end of            average        during the        during the          rate during
short-term borrowings                       period         interest rate       period          period (1)        the period (1)
- - ---------------------                       ------         -------------       ------          -----------       --------------

Year-ended December 31, 1993:

  Revolving Line of Credit -
    Non-bank Financial Institution        5,000,000                5.89%      5,000,000        3,416,667                  5.30%

Year ended December 31, 1992:

  Revolving Line of Credit -
    Non-bank Financial Institution        5,000,000                7.10%      5,000,000        5,000,000                  7.33%

(1) The average amount outstanding and weighted average interest rate during the period were computed based on month-end amounts.


                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991



            COLUMN A                                 COLUMN B


Description                              Charged to Costs and Expenses(A)
- - -----------                              -----------------------------
                                        1993           1992           1991
                                        ----           ----           ----

Advertising Costs                      $4,998         $6,225         $7,774

Goodwill Amortization                  $  402         $1,218         $2,850

(A) Amounts for maintenance and repairs, depreciation and amortization of intangible assets (other than goodwill), taxes other than payroll and income taxes and royalties are not presented as such amounts are less than 1% of total sales and revenue.


                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                                EXHIBIT INDEX(A)

                      FOR THE YEAR ENDED DECEMBER 31, 1993

Exhibit                                                                    Page:
- - -------

(23)  Consents of Independent Auditors

23.1  Consent of Ernst & Young

23.2  Consent of Coopers & Lybrand

(24)  Powers of Attorney

(A) Exhibits incorporated by reference are listed in Item 14(a)3 of this report.