Form 10-Q/A
period 1994-03-31
GRUBB & ELLIS CO
filed 1994-07-22
CIK 216039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              March 31, 1994
                                                            --------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number:                                      1-8122
                                                             ------



                              GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       94-1424307
- - -------------------------------                           ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)


One Montgomery Street, Telesis Tower,
Pacific Telesis Bldg., San Francisco, CA                     94104
- - ----------------------------------------                  ----------
(Address of principal executive offices)                  (ZIP Code)


                                 (415) 956-1990
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                    no change
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                           ---    ---


                                    4,112,358
                -------------------------------------------------
                (Number of shares outstanding of the registrant's
                          common stock at May 1, 1994)

                                     PART I



                              FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
               (in thousands except per share amounts and shares)


                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                   ------------------------
                                                       1994           1993
                                                       ----           ----

Revenue
  Commercial real estate
    brokerage commissions                          $  27,779      $  27,441
  Residential real estate
    brokerage commissions                              3,785          6,613
  Real estate services fees,
    commissions and other                              7,401          8,050
  Interest income                                        133            134
  Other                                                    5             59
                                                    --------       --------
    Total revenue                                     39,103         42,297

Cost and expenses
  Real estate brokerage and
    other commissions                                 18,514         20,981
  Selling, general and
    administrative                                    12,690         12,644
  Salaries and wages                                  11,450         11,856
  Interest expense                                         5             65
  Interest expense to related party                      582            710
  Depreciation and amortization                          492            603
                                                    --------       --------
    Total costs and expenses                          43,733         46,859
                                                    --------       --------

Loss before income taxes                              (4,630)        (4,562)
Provision for income taxes                               117            100
                                                    --------       --------
    Net loss                                       $  (4,747)     $  (4,662)
                                                    --------       --------
                                                    --------       --------

Undeclared dividends (accretion of
  liquidation preference) on
  preferred stock                                  $     638      $     399

Net loss applicable to common
  stock                                            $  (5,385)     $  (5,061)

Net loss per common share and
  equivalents                                      $   (1.33)     $   (1.30)

Weighted average common shares                     4,062,136      3,900,154



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)



                                      MARCH 31,    DECEMBER 31,     MARCH 31,
                                      ---------    ------------     ---------
                                        1994           1993           1993
                                     -----------   ------------    -----------

ASSETS

Current assets

  Cash and cash
   equivalents                       $ 10,360       $ 22,364       $ 10,384

  Real estate brokerage
   commissions receivable               1,724            493          4,650

  Real estate services
   fees and other commissions
   receivable                           2,009          2,312          2,916

  Other receivables                     4,172          4,865          3,415

  Real estate investments
   and other assets held for sale          --             --          1,127

  Prepaids and other
   current assets                       2,077          2,628          1,130
                                      -------        -------        -------

    Total current assets               20,342         32,662         23,622

Noncurrent assets

  Real estate brokerage
   commissions receivable               1,136          1,155          1,345

  Real estate investments held for
   sale and real estate owned           1,241          1,305          1,773

  Equipment and leasehold
   improvements, net                    4,977          5,063          3,259

  Excess of cost over net assets
   of acquired companies, net              --             --         10,358

  Other assets                          1,865          2,000            845
                                      -------        -------        -------

    Total assets                     $ 29,561       $ 42,185       $ 41,202
                                      -------        -------        -------
                                      -------        -------        -------



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    GRUBB AND ELLIS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
               (in thousands except per share amounts and shares)


                                                         MARCH 31,    DECEMBER 31,    MARCH 31,
                                                         ---------    ------------    --------
                                                           1994           1993          1993
                                                        -----------   ------------   ----------

LIABILITIES

Current liabilities
  Notes payable and current
   portion of long-term debt                            $     506      $     506      $   1,854
  Current portion of long-term debt to
   related party                                               --          8,830          1,830
  Accounts payable                                          1,536          1,873          2,316
  Compensation and employee benefits                        6,375         11,817          4,921
  Deferred commissions payable                                180          2,814            189
  Accrued severance obligations                             2,323          2,883          1,072
  Accrued office closure costs                              2,782          3,043          2,284
  Accrued claims and settlements                           10,375         10,375         13,596
  Other accrued expenses                                    6,005          8,363          4,632
                                                         --------       --------       --------
   Total current liabilities                               30,082         50,504         32,694

Long-term liabilities
  Notes payable and long-term debt, net
   of current portion                                         839            900            684
  Notes payable and long-term debt to
   related party, net of current portion                   28,593         15,237         16,629
  Accrued claims and settlements                            9,124          9,678          9,349
  Accrued severance obligations                               457            555          1,215
  Accrued office closure costs                              3,938          4,043          4,308
  Other                                                        26            235          1,798
                                                         --------       --------       --------
   Total liabilities                                      73,059         81,152         66,677
                                                         --------       --------       --------

REDEEMABLE PREFERRED STOCK

12% Senior convertible preferred stock,
$100.00 per share redemption value:
  137,160 shares outstanding                               14,857         14,365         13,060
5% Junior convertible preferred stock,
$100.00 per share redemption value:
  150,000 shares outstanding                               15,737         15,535         14,957
                                                         --------       --------       --------
   Total redeemable preferred stock                        30,594         29,900         28,017
                                                         --------       --------       --------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
  1,000,000 shares authorized; 287,160
  shares issued as redeemable preferred
  stock
Common stock, $.01 par value:
  25,000,000 shares authorized;
  4,112,358, 4,060,271 and 4,055,579
  shares issued and outstanding at
  March 31, 1994, December 31, 1993 and
  March 31, 1993, respectively                                 42             41             40

Additional paid-in-capital                                 47,591         48,070         49,900
Retained earnings (deficit)                              (121,725)      (116,978)      (103,432)
                                                         --------       --------       --------
   Total stockholders' equity (deficit)                   (74,092)       (68,867)       (53,492)
                                                         --------       --------       --------
   Total liabilities and stockholders'

    deficit                                             $  29,561      $  42,185      $  41,202
                                                         --------       --------       --------
                                                         --------       --------       --------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                  -------------------------
                                                                     1994           1993
                                                                     ----           ----

Cash flows from operating activities:

  Net loss                                                        $  (4,747)     $  (4,662)

Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation and amortization                                         492            603
  Increase in brokerage receivables                                  (1,231)          (385)
  Decrease in compensation and employee benefits                     (5,442)        (3,706)
  Decrease in deferred commissions                                   (2,634)        (1,725)
  Decrease in accounts payable                                         (337)          (859)
  Decrease in other, net                                             (1,755)        (2,052)
                                                                   --------       --------
    Net cash used by operating activities                           (15,654)       (12,786)

Cash flows from Investing activities:

  Dispositions of real estate joint ventures
    and real estate owned                                                --            300
  Disposition of other assets                                            --          3,350
  Purchases of equipment and leasehold improvements                    (331)          (209)
  Distribution from real estate joint ventures and
    real estate owned                                                    40             --
                                                                   --------       --------
    Net cash (used) provided by investing activities                   (291)         3,441

Cash flows from Financing activities:

  Repayment of notes payable                                            (62)        (5,595)
  Proceeds from issuance of preferred stock                              --         13,750
  Costs related to issuance of preferred stock and
    restructure of debt                                                  --         (1,400)
  Proceeds from issuance of common stock                                  3             37
  Proceeds from borrowing                                             4,000             --
                                                                   --------       --------
    Net cash provided by financing activities                         3,941          6,792

Net decrease in cash and cash equivalents                           (12,004)        (2,553)

Cash and cash equivalents at beginning of period                     22,364         12,937

Cash and cash equivalents at end of period                        $  10,360      $  10,384

- - ------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
  Interest                                                        $     598      $      15
  Taxes                                                                 197            117



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

     Prior to September 1993, the Company and its subsidiary, Grubb & Ellis Asset Services ("GEASC"), provided services to the Resolution Trust Company (the "RTC") and the Federal Deposit Insurance Corporation (the "FDIC"). As a result of Prudential's current stock ownership and certain of its rights under the Stockholders' Agreement, Prudential may be deemed to be a related entity to the Company under RTC regulation. The Company, upon learning that Prudential was party to a lawsuit with the FDIC, voluntarily refrained from entering into new RTC contracts on the basis that if Prudential is deemed to be a related party with the Company, the existence of the lawsuit might impair the Company's and GEASC's ability to contract with the RTC and FDIC. In April 1994, the Company was notified by the RTC that it has proposed to exclude the Company and GEASC from RTC contracting as the Company had not filed certain reports with the RTC. The Company plans to file a response to the RTC's proposed exclusion and is unable to predict the outcome or timing of these matters or whether or when it will be allowed to resume RTC and FDIC contracting services.

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

Item 6(a).     EXHIBITS, CONT'D.:

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

        4.17 Promissory Note in the amount of $250,000 dated as of January 8, 1990 executed by the Registrant in favor of DW Limited Partnership, incorporated by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

               On an individual basis, instruments other than Exhibits 4.1 through 4.17 listed above defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and

Item 6(a).     EXHIBITS, CONT'D.:

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

        10.10 Credit Agreement dated as of August 31, 1992, between Axiom Real Estate Management, Inc. and the Registrant, incorporated herein by reference to Exhibit 28.6 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 1992 (Commission File No. 1-
               8122).

        10.11 Purchase Agreement dated February 16, 1993 between the Registrant and JMB Institutional Realty Advisers, L.P., incorporated herein by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1993 (Commission File No. 1-
               1822).

        (10)   MATERIAL CONTRACTS, CONT'D.:

        10.12 Purchase Agreement dated March 4, 1993 between the Registrant and Fox and Carskadon/Better Homes and Gardens, incorporated herein by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 1993 (Commission File No. 1-
               1822).

        10.13 Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant dated January 29, 1993, incorporated herein by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1993 (Commission File No. 1-8122).

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

        (10)   MATERIAL CONTRACTS, CONT'D.:

        10.23 Separation Agreement between the Registrant and Wilbert F. Schwartz dated as of April 25, 1994, incorporated by reference to
               Exhibit 10.23 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-
               8122).

        (11)   Statement Regarding Computation of Per Share Earnings


Item 6(b)      REPORTS ON FORM 8-K

               None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GRUBB & ELLIS COMPANY
                                      (Registrant)


Date:  May 13, 1994                /s/Connie Hardisty
                                   ------------------
                                   Connie Hardisty
                                   Vice President and
                                   Corporate Controller

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                                  EXHIBIT INDEX

                      FOR THE QUARTER ENDED MARCH 31, 1994

Exhibit
- - -------

(11) Statement regarding Computation of Per Share Earnings, incorporated herein by reference to Exhibit 11 to the Registrant's Quarterly Report on Form 10-Q filed May
          15, 1994 (Commission File No. 1-8122)