Form 10-K/A
period 1993-12-31
GRUBB & ELLIS CO
filed 1994-07-27
CIK 216039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A
                                (Amendment No. 3)

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

                              GRUBB & ELLIS COMPANY
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

COVER PAGE                                                                     1

TABLE OF CONTENTS                                                              2

Part I.

  Item 1.     Business                                                         3

  Item 2.     Properties                                                       7

  Item 3.     Legal Proceedings                                                8

  Item 4.     Submission of Matters to a Vote of Security Holders              8

Part II.

  Item 5.     Market for the Registrant's Common Equity
                  and Related Stockholder Matters                              8

  Item 6.     Selected Financial Data                                       9-10

  Item 7.     Management's Discussion and Analysis of Financial            11-21
                  Condition and Results of Operations

  Item 8.     Financial Statements and Supplementary Data                  22-52

  Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      53

Part III.

  Item 10.    Directors and Executive Officers of the Registrant           54-57

  Item 11.    Executive Compensation                                       58-70

  Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                                    70-73

  Item 13.    Certain Relationships and Related Transactions               73-74

Part IV.

  Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                  75-80

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES                                   75


SIGNATURES                                                                 81-82

EXHIBIT INDEX                                                                 88

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

     In the opinion of management, upon the advice of counsel, the eventual outcome of the above claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

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

   (23.1)   CONSENTS OF INDEPENDENT AUDITORS - Ernst & Young

   (23.2)   CONSENTS OF INDEPENDENT AUDITORS - Coopers & Lybrand

     23.1    Consent of Ernst & Young
     23.2    Consent of Coopers & Lybrand

    (24) POWERS OF ATTORNEY, incorporated herein by reference to Exhibit 24 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

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

                                             March 30, 1994
- --------------------------------------
Robert J. Hanlon, Jr.
Chief Financial Officer and
Senior Vice President



                                             March 30, 1994
- --------------------------------------
Connie Hardisty
Vice President and
Corporate Controller



                   *                         March 30, 1994
- --------------------------------------
Joe F. Hanauer, Chairman of the Board
and Director




                   *                         March 30, 1994
- --------------------------------------
Kenneth E. Field, Director



                   *                         March 30, 1994
- --------------------------------------
Reuben S. Leibowitz, Director

                   *                         March 30, 1994
- --------------------------------------
John D. Santoleri, Director



                   *                         March 30, 1994
- --------------------------------------
Lawrence S. Bacow, Director



                                          *Pursuant to Powers of Attorney
- --------------------------------------
By:  Robert J. Walner, Attorney-in-Fact

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


        Column A                          Column B            Column C            Column D            Column E
- ----------------------------             ----------         ------------       --------------        ----------
                                                              Additions          Deductions
                                                            ------------       --------------
                                                                                   Amounts
                                                                               written off or
                                         Balance at          Charged to        recovered upon        Balance at
                                          beginning           costs and         repayment of           end of
       Description                        of period           expenses         receivable (2)          period
- ----------------------------             ----------         ------------       --------------        ----------

Allowance for uncollectible
  real estate brokerage
  commissions receivable (1)
- ----------------------------

Year ended December 31, 1993:                5,002                  25                                   5,027
Year ended December 31, 1992:                3,182               1,820                                   5,002
Year ended December 31, 1991:                4,301                                   1,119               3,182

Reserves on real estate
  investments and real
  estate owned
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

(2) Reductions in reserves on real estate investments and real estate owned relate primarily to sales of real estate.


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