Form 10-Q/A
period 1994-03-31
GRUBB & ELLIS CO
filed 1994-07-27
CIK 216039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

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
                                                             ------



                              GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       94-1424307
- -------------------------------                           ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)


One Montgomery Street, Telesis Tower,
Pacific Telesis Bldg., San Francisco, CA                     94104
- ----------------------------------------                  ----------
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

Effective February 1, 1994, the Company modified its reporting structure to increase operating efficiencies and reduce costs. The modifications include the integration of management of commercial brokerage operations with the appraisal and consulting and commercial mortgage brokerage operations, on a regional basis. The integration also includes those property management operations which the Company has resumed, independent of Axiom Real Estate Management, Inc. ("Axiom"), a majority owned subsidiary of the Company which provides property and facilities management. Axiom closed certain offices pursuant to its strategic objective to focus on those markets where it has a large number of properties which will enable it to provide more efficient, cost-effective service. Additionally, in February 1994, the Company closed several unprofitable appraisal and consulting offices.

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

Exhibit
- -------

(11) Statement regarding Computation of Per Share Earnings, incorporated herein by reference to Exhibit 11 to the Registrant's Quarterly Report on Form 10-Q filed May
          15, 1994 (Commission File No. 1-8122)