Form 10-Q
period 1994-06-30
GRUBB & ELLIS CO
filed 1994-08-15
CIK 216039

                             FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       JUNE 30, 1994

                                                  -------------------

                               OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number:                                  1-8122

                                                  ----------------------



                     GRUBB & ELLIS COMPANY

              -----------------------------------
      (exact name of registrant as specified in its charter)

           Delaware                                     94-1424307
- - ----------------------------                        ----------------------

(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)


              One Montgomery Street, Telesis Tower,
                    San Francisco, CA  94104

              ------------------------------------
            (Address of principal executive offices)
                           (Zip Code)


                         (415) 956-1990
          ---------------------------------------------------

          (Registrant's telephone number, including area code)


              One Montgomery Street, Telesis Tower,
          Pacific Telesis Bldg., San Francisco, CA  94104

     --------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                              4,128,540

            -------------------------------------------------
            (Number of shares outstanding of the registrant's
                      common stock at August 1, 1994)

                                 PART I








                          FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.



                GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
       (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS AND SHARES)


                                        THREE MONTHS               SIX MONTHS
                                        ENDED JUNE 30,            ENDED JUNE 30,

                                        --------------            --------------

                                       1994        1993         1994          1993
                                       ----        ----         ----          ----

Revenue:
  Real estate brokerage             $ 37,425     $ 40,199     $ 65,209      $ 74,253
    commissions

  Real estate service fees             8,054       10,430       14,615        18,480

  Other income                           824          103          962           296

  Less: Commissions                  (21,121)     (24,719)     (36,741)      (45,700)


                                     ---------   ---------   ----------   ----------
  Gross profit                        25,182       26,013       44,045        47,329


Expenses and other:

  Selling, general and                12,396       13,347       23,809        26,277
    administrative

  Salaries and wages                  10,981       11,001       21,726        22,585

  Interest expense                        21           37           25            94

  Interest expense to related party      690          551        1,272         1,261

  Special charges & unusual items       (308)          --         (308)           --
  Depreciation and amortization          485          548          937         1,145
  Other, net                            (366)          --          (71)           --

                                     ---------   ---------   ----------   ----------
  Total expenses and other            23,899       25,484       47,390        51,362
                                     ---------   ---------   ----------   ----------
  Income (loss) before                 1,283          529       (3,345)       (4,033)

    income taxes

  Provision for income taxes             (80)         (75)        (197)        (175)

                                     ---------   ---------   ----------   ----------

  Net income (loss)                  $ 1,203      $   454     $ (3,542)    $ (4,208)

                                     =========   =========   ==========   ==========

  Undeclared dividends (accretion
    of liquidation preference) on
    preferred stock                  $   657      $   599     $  1,295     $    998

  Net income (loss) applicable to
    common stock                     $   546      $  (145)    $ (4,837)    $ (5,206)

  Net income(loss) per common share  $   .11      $  (.04)    $  (1.18)    $  (1.31)
    and equivalents
                                     =========   =========   ==========   ==========

  Weighted average common          4,114,549    4,056,954    4,087,386    3,978,651
    shares
                                     =========   =========   ==========   ==========


                                  3

                 GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS)

                               ASSETS



                                    June 30,      December 31,     June 30,
                                     1994            1993            1993
                                    -------       -----------      --------

                                  (Unaudited)                    (Unaudited)



Current Assets

 Cash and cash
  equivalents                       $ 11,278     $ 22,364         $ 11,210

 Real estate brokerage
  commissions receivable               1,746          493            3,349

 Real estate services
  fees and other commissions
  receivable                           2,415        2,312            3,108

 Other receivables                     3,911        4,865            3,854

 Real estate investments and
  other assets held for sale              --           --            1,127

 Prepaid and other current assets      3,193        2,628            2,539
                                     --------     --------        --------


   Total current assets               22,543       32,662           25,187

Noncurrent Assets

 Real estate brokerage
  commissions receivable               1,034        1,155            1,274

 Real estate investments held for
  sale & real estate owned               958        1,305            1,865

 Equipment and leasehold
  improvements, net                    5,011        5,063            4,097

 Excess of cost over net
  assets of acquired
  companies, net                          --           --           10,257

 Other assets                          2,596        2,000              948
                                     --------     --------        --------


   Total assets                     $ 32,142     $ 42,185         $ 43,628
                                    ========     ========        =========


                  GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS, CONTINUED
         (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS AND SHARES)

                              LIABILITIES




                                                    June 30,     December 31,    June 30,
                                                      1994           1993          1993

                                                    --------     -----------     --------
                                                  (Unaudited)                   (Unaudited)

Current Liabilities

 Notes payable and current portion
  of long-term debt                                  $   506       $   506        $ 1,853
 Current portion of long-term debt
  to related party                                    15,000         8,830          1,830
 Accounts payable                                      1,554         1,873          1,070
 Compensation and employee benefits                    8,455        11,817          7,058
 Deferred commissions payable                            189         2,814            199
 Accrued severance obligations                         1,600         2,883          1,297
 Accrued office closure costs                          2,713         3,043          2,545
 Accrued claims and settlements                        5,129        10,375          3,223
 Other accrued expenses                                6,834         8,363          5,585
                                                    --------      --------        --------
   Total current liabilities                          41,980        50,504         24,660

Long-Term Liabilities

 Notes payable and long-term debt,
  net of current portion                                 766           900          1,059
 Notes payable and long-term debt
  to related party, net of current portion            15,636        15,237         18,672
 Accrued claims and settlements                       11,909         9,678         19,053
 Accrued severance obligations                           373           555            714
 Accrued office closure costs                          3,566         4,043          3,096
 Other                                                   142           235          1,331
                                                      ------        ------         ------
   Total liabilities                                  74,372        81,152         68,585





                       REDEEMABLE PREFERRED STOCK



12% Senior convertible preferred stock, $100.00 per
 share redemption value: 137,160 shares outstanding   15,366        14,365         13,519
5% Junior convertible preferred stock, $100.00 per
 share redemption value: 150,000 shares outstanding   15,942        15,535         15,162

                                                      ------        ------         ------
 Total redeemable preferred stock                     31,308        29,900         28,681



                   STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
 1,000,000 shares authorized;
Common stock, $.01 par value:
 25,000,000 shares authorized;
 4,114,549, 4,060,271 and 4,060,268
 shares issued and
 outstanding at June 30, 1994
 December 31, 1993 and June 30,
 1993, respectively.                                      42        41        41
Additional paid-in capital                            46,940    48,070    49,301
Retained earnings (deficit)                         (120,520) (116,978) (102,980)
                                                   ---------- --------- ---------
  Total stockholders' deficit                        (73,538)  (68,867)  (53,638)

                                                   ---------- --------- ---------
   Total liabilities and
   stockholders' deficit                            $ 32,142   $ 42,185 $ 43,628
                                                   =========  ========= =========



                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)




                                                       For the Six Months
                                                         Ended June 30,

                                                       ------------------
                                                         1994         1993

                                                         ----         ----

Cash Flows from Operating Activities:

 Net loss                                               $(3,542)    $(4,208)

Adjustments to reconcile net loss
 to net cash used in operating activities:

 Depreciation and amortization                              937       1,145
 (Increase) decrease in brokerage receivables            (1,132)        987
 Decrease in compensation and employee benefits          (3,362)     (1,569)
 Decrease in deferred commissions                        (2,625)     (1,715)
 Decrease in accounts payable                              (319)     (1,958)
 Decrease in other, net                                  (6,432)     (5,861)

                                                        --------    ---------
  Net cash used in operating activities                 (16,475)    (13,179)

                                                        --------    ---------

Cash Flows from Investing Activities:


 Dispositions of real estate joint ventures
  and real estate owned                                     304         278
 Disposition of other assets                                 --       3,350
 Purchases of equipment and leasehold
  improvements                                             (828)     (1,185)
 Distributions from real estate joint ventures               40          --

                                                        --------    ---------

  Net cash provided by (used in) investing activities      (484)      2,443

                                                        --------    ---------

Cash Flows from Financing Activities:

 Proceeds from borrowing                                  6,000       5,000
 Repayment of notes payable                                (134)     (8,654)
 Proceeds from issuance of preferred stock                   --      13,750
 Cost related to issuance of preferred stock
  and restructure of debt                                    --      (1,147)
 Proceeds from issuance of common stock                       7          60

                                                        --------    ---------

  Net cash provided by financing activities               5,873       9,009

                                                        --------    ---------

Net Decrease in Cash and Cash Equivalents               (11,086)     (1,727)

Cash and Cash Equivalents at Beginning of Period         22,364      12,937

                                                        --------    ---------

Cash and Cash Equivalents at End of Period              $11,278     $11,210

                                                        ========    =========


Supplemental Disclosure of Cash Flow Information:

 Cash paid during the year for:

  Interest                                                 $683        $325
  Income Taxes                                              291         273



               GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM PERIOD REPORTING

        The accompanying unaudited consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned subsidiaries and controlled partnerships (the
    "Company"), and are prepared in accordance with generally accepted accounting principles for interim financial information. The information presented includes all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods reported. All adjustments are of a normal recurring nature. Revenues and expenses recognized subsequent to 1993 related to offices which management determined in 1993 to close in 1994 are included in "Other, net" in the Consolidated Statement of Operations; such revenues were $10.6 million and expenses were $10.5 million. Any adjustments to reserves provided in prior periods in connection with these closures are reflected as "Special charges and unusual items."
    Such information should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended
    December 31, 1993. Certain amounts in prior periods have been reclassified to conform to the current presentation.

 2.  INCOME TAXES

    The Company's tax provision is attributed to current state tax liabilities.

 3.  INCOME (LOSS) PER COMMON SHARE AND EQUIVALENTS

    Income (loss) per common share and equivalents computations are based on the weighted average number of common shares outstanding after giving effect to potential dilution from common stock options and warrants.

    The calculation of income (loss) per share of common stock includes net income (loss) less amounts applicable to the Senior and Junior Preferred Stock for undeclared dividends (accretion of liquidation preference) earned in the amounts of approximately $461,000 and $197,000, respectively, for the quarter ended June 30, 1994, and $411,000 and $188,000, respectively, for the quarter ended June 30, 1993. As of June 30, 1994, cumulative undeclared dividends applicable to the Senior and Junior Preferred Stocks were $2,414,000 and $1,078,000, respectively.

 4.  COMMITMENTS AND CONTINGENCIES

    The Company has indemnified two wholly owned partnerships for their contingent liabilities of up to $2 million each.

    Prior to September 1993, the Company and its subsidiary, Grubb & Ellis Asset Services Company (GEASC), provided services to the Resolution Trust Company (the RTC) and the Federal
    Deposit Insurance Corporation (the FDIC). As a result of Prudential's current stock ownership and certain of its rights under the Stockholders' Agreement, Prudential

    GRUBB & ELLIS COMPANY & SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   COMMITMENTS AND CONTINGENCIES, (CONTINUED)

    may be deemed to be a related entity to the Company under RTC regulation. The Company, upon learning that Prudential was party to a lawsuit with the FDIC, voluntarily refrained from entering into new RTC contracts on the basis that if Prudential is deemed to be a related party with the Company, the existence of the lawsuit might impair the Company's and GEASC's ability to contract with the RTC and FDIC. In April 1994, the Company was notified by the RTC that it has proposed to exclude the Company and GEASC from RTC contracting as the Company had not filed certain reports with the RTC. The Company has filed a response to the RTC's proposed exclusion and is unable to predict the outcome or timing of these matters or whether or when it will be allowed to resume RTC and FDIC contracting services.

    JOHSZ ET AL V. KOLL COMPANY ET AL was filed in the Orange County (California) Superior Court on March 14, 1994 against the Koll Company, Grubb & Ellis Company, Koll Center Number 10, a California general partnership (Koll), and Southern California Edison Company (Edison). The Complaint was served on the Company in June 1994. No discovery has been conducted. The plaintiffs, two former Company brokers, their wives, and a current Company employee, allege that the brokers and employee acquired cancer from electromagnetic waves produced by the electric transformer owned by Edison and situated in a vault below office space leased by the Company in a building owned by Koll. The Complaint alleges negligence, battery, negligent infliction of emotional distress, fraudulent concealment, loss of consortium and, against Edison only, strict liability. Specific damages were not pled, but punitive as well as compensatory damages are sought

    The San Francisco Superior Court approved the settlement of two consolidated actions, DONALD C. ANDERSON, ET AL. V. GRUBB & ELLIS COMPANY, ET AL., AND GABRIEL L. AGUILAR, ET AL. V. GRUBB & ELLIS COMPANY, ET AL., purported class actions, more fully described in the Company's 1993 Annual Report on Form 10-K/A, on behalf of approximately 180 limited partners of a limited partnership formed to purchase an office/retail building in San Francisco in 1985 in which the Company and certain of its affiliates acted as the syndicator, the general partner of the partnership and the property manager of the investment property. Pursuant to the settlement, approximately 50,000 shares of common stock of the

    GRUBB & ELLIS COMPANY & SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   COMMITMENTS AND CONTINGENCIES, (CONTINUED)

    Company are to be issued and delivered to the settling parties, along with a payment of cash. The Company's insurance carrier will pay a substantial portion of the cash settlement.

    In July 1994 the Company settled a potential claim of a former joint venture partner relating to a partnership involving the ownership and operation of commercial real estate. The settlement involved the payment of cash and the issuance of 250,000 shares of common stock of the Company to the claimant.

    The Company is involved in various other claims and lawsuits arising in the ordinary course of business, as well as in connection with its participation in various joint ventures, partnerships and a trust.

        In the opinion of management, upon the advice of counsel, the settled cases aforementioned, and the eventual outcome of the above claims and lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

5.   LONG-TERM DEBT MODIFICATIONS AND PROPOSED RIGHTS OFFERING

    The Company, Warburg, Pincus Investors, L.P. (Warburg) and The Prudential Insurance Company of America (Prudential) have entered into agreements (the "Agreements") concerning proposed financing transactions for the Company. Pursuant to the Agreements, subject to obtaining the required vote of the stockholders for the proposed plan of financing, and upon formal amendment of the Company's debt agreements with Prudential, the revolving credit facility will mature on November 1, 1999, principal on the Senior Note will be payable in two equal installments on November 1, 1997 and 1998, and principal on the PIK Notes will be payable in two approximately equal installments on November 1, 2000 and 2001. The interest rate on the PIK Notes will increase from 10.65% to 11.65% per annum on January 1, 1996. In addition, certain covenants of the debt agreements remain in place, but will not be in effect until April 1, 1997. The debt agreements, as amended, will provide for supplemental principal payments commencing July 1, 1998 if the Company meets certain financial tests.

    Prudential also has agreed to waive the Company's obligation to repay any principal under the Revolving Credit Note and to prepay the $4,000,000 principal which would have been due on the Senior Notes through the earlier of the execution of a definitive amendment of the Prudential Debt Agreement as contemplated by the Financing Transactions or December 31, 1994.

    Pursuant to the Agreements, Warburg has agreed to loan the Company up to $10 million at an initial interest rate of 5% per annum with a maturity date of April 28, 1995 ("Warburg

    GRUBB & ELLIS COMPANY & SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   LONG-TERM DEBT MODIFICATIONS AND PROPOSED RIGHTS OFFERING,
    (CONTINUED)


    Interim Financing Loan"). The interest rate will increase to 10% per annum in the event that stockholder approval of certain of the transactions contemplated by the Agreement is not obtained. Interest on the loan will be due upon maturity or upon refinancing, whichever occurs first. The loan is secured by the Company's commercial brokerage revenues through a cash collateral account. Prudential also has a lien on the cash collateral account which will be subordinated to Warburg's loan. As of June 30,1994, the Company had borrowed $6 million from Warburg under this facility. The Agreements also provide for the Company to seek additional equity capital through a rights offering, subject to stockholder approval. Warburg has agreed to acquire common stock not acquired by the holders of common stock in the rights offering subject to a maximum number of shares that will result in an aggregate purchase price paid by Warburg being equal to $10 million plus accrued interest on the Interim Financing Loan as of the closing date of the proposed financing transactions. Warburg will pay for such shares first through the cancellation of indebtedness outstanding under the Interim Financing Loan, including accrued interest, and thereafter through payments of funds directly to the Company.

    The Agreements also contemplate certain amendments to the existing Convertible Preferred Stock and warrants to purchase common stock of the Company held by Warburg and Prudential, and the issuance of additional warrants to Warburg and Prudential, also subject to stockholder approval.

6.   SPECIAL CHARGES AND UNUSUAL ITEMS:

    Special charges and unusual items were adjusted by $308,000 in the second quarter of 1994. The adjustment relates to reserves associated with the closure of certain offices which were accomplished more efficiently than had been expected when reserves were initially established at year end.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUE

The Company has typically experienced its lowest quarterly revenue in the first quarter of each year with historically higher and more consistent revenue in the second and third quarters. The fourth quarter has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by year-end. However, quarterly revenue variations are not significant. Over the last three years, revenue in any given quarter, as a percentage of total annual revenue, ranged from a high of no more than 29.2% to a low of 19.8%.

Effective February 1, 1994, the Company modified its organizational structure to increase operating efficiencies and reduce costs. The modifications included the integration of management of commercial brokerage operations with the appraisal and consulting and commercial mortgage brokerage operations, on a regional basis. The integration also includes those property management operations which the Company has resumed, independent of Axiom Real Estate Management, Inc. ("Axiom"), a majority owned subsidiary of the Company which provides property and facilities management. Axiom closed certain offices pursuant to its strategic objective to focus on those markets where it has a larger number of properties which will enable it to provide more efficient, cost-effective service. Additionally, in February 1994, the Company closed several unprofitable appraisal and consulting offices.

The Company's revenue is derived principally through commercial brokerage operations. For the first six months of 1994, total revenues of $80.8 million declined over the same period in 1993 by approximately $12.2 million or 13.1%. Excluding revenue from the Northern California residential brokerage operations sold during 1993 and certain other offices which at the end of 1993 were closed or were expected to be closed, as well as government contracting business conducted during the first quarter of 1993 which was not repeated in 1994, revenue increased approximately $7.6 million or 10.4% in the first six months of 1994 compared to the same period of 1993.

Revenue of $46.3 million for the second quarter of 1994 declined by $4.4 million or 8.7% from revenue of $50.7 million for the second quarter of 1993. However, excluding revenue from those offices that were closed at the end of 1993 or expected to be closed, revenue from continuing operations of $46.3 million in the second quarter 1994 increased by $3.4 million or

7.9% compared to the second quarter 1993 revenue from continuing operations of $42.9 million. The increase in revenue in the second quarter is primarily attributed to increased real estate activity in the Pacific Northwest region.

COSTS AND EXPENSES

Real estate brokerage commissions expense (salespersons' participation) is the Company's major expense and is contingent upon gross brokerage commission revenue levels. As a percentage of total revenue, salespersons' participation expense for the first six months decreased to 45.5% from 49.1% for the same period in 1993. Salespersons' participation expense for the second quarter decreased to 45.6% from 48.7% for the same period in 1993. These decreases were primarily a result of reduced expenses related to operations which, at the end of 1993, had been closed or were expected to be closed for which a closing provision was recorded at the end of 1993.

Operating expenses for continuing operations, other than real estate brokerage commissions expense, increased by $3.7 million to $47.5 million for the first six months of 1994 as compared to the same period in 1993. Operating expenses for continuing operations in the second quarter of 1994 increased by $1.6 million or 7.2% from $22.6 million in the second quarter of 1993. These increases were primarily a result of several key management positions being filled in the latter part of 1993 and additional investments in training, computer systems, and other resources anticipated to improve future profits.

"Other, net" for the six months ended June 30, 1994 in the Consolidated Statements of Operations included revenue of $10.6 million and expenses of $10.5 million related to offices which, at the end of 1993, management expected to close in 1994. Special charges and unusual items were adjusted by $308,000 in the second quarter of 1994. The adjustment relates to reserves associated with the closure of certain offices which were accomplished more efficiently than initially estimated at the end of 1993.

NET INCOME (LOSS)

Net loss of $3.5 million or $1.18 per share for the first six months of 1994 compares favorably to the net loss of $4.2 million or $1.31 per share for the same period in 1993. Net income for the second quarter of 1994 was $1.2 million as compared to net income of $454,000 for the second quarter of 1993, primarily a result of management focusing on its core businesses and the streamlining of operations which were accomplished more efficiently than had been expected when reserves were initially established at year end. Net income per common share was $.11 for the second quarter of 1994. This compares to a net loss of $.04 per share for the same period last year

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $11.1 million from December 31, 1993 to June 30, 1994. The decrease was mainly attributable to cash used by operations of $16.5 million, which included $5.4 million for 1993 salespersons' and managers' incentive compensation, $2.6 million for deferred salespersons' commission payments, approximately $2.0 million related to legal settlements, and an interest payment of $504,000 on the Prudential Senior Note. These cash outflows were offset by cash received of $6 million from the Warburg Interim Financing Loan (see Note 5 of Notes to the Consolidated Financial Statements).

During the second quarter, working capital decreased from March 31, 1994 by $9.7 million to a deficit of $19.4 million due to the reclassification from noncurrent to current liabilities of $4.0 million on the Warburg Interim Financing Loan, $5.0 million on the Prudential Revolving Credit Note, and $4.0 million on the Prudential Senior Notes, offset by the reclassification of $3.0 million from current to noncurrent accrued claims and settlements.

Real estate brokerage commissions receivable, net of salespersons' participation and allowance for uncollectible accounts, decreased approximately $1.6 million as of June 30, 1994 compared to June 30, 1993, a result of increased collections of outstanding receivables, and the write-off of receivables at the end of 1993 which the Company deemed no longer collectible.

Stockholders' deficit was $73.5 million or $17.87 per share at June 30, 1994 as compared to $68.9 million or $16.96 per share at December 31, 1993. The accumulated deficit increased to $120.5 million from $117.0 million at December 31, 1993.

The Company believes that its short-term and long-term cash requirements will be met by operating cash flow, seasonal use of the Prudential $5-million Revolving Credit Note, use of the interim financing provided by Warburg (see Note 5 of Notes to the Consolidated Financial Statements), and assuming the Company obtains the required stockholder approval, the subsequent sale of rights to acquire common stock in the Company (also discussed in Note 5). Although second quarter operating cash flow was not positive, historically the Company's cash flow typically has improved in the third and fourth quarters. While the Company's full year operating plan for 1994 provides for positive operating cash flow, the Company was unable to generate positive operating cash flow during the current quarter despite plans to do so. If the 1994 operating plan is not substantially achieved because of adverse economic conditions or other unfavorable events, the Company may find it necessary to further reduce expense levels, or undertake other actions as may be appropriate.

                            PART II

                        OTHER INFORMATION



            (Items 2, 3, 4 and 5 are not applicable
              for the quarter ended June 30, 1994)

ITEM 1.    LEGAL PROCEEDINGS

        The information in Note 4, Commitments and Contingencies, to the Consolidated Financial Statements related to JOHSZ ET AL V. KOLL COMPANY ET AL., DONALD C. ANDERSON, ET AL. V. GRUBB & ELLIS COMPANY, ET AL., AND GABRIEL L. AGUILAR, ET AL. V. GRUBB & ELLIS COMPANY, ET AL., is incorporated herein by reference.

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

    4.7 Securities Purchase Agreement between The Prudential Insurance Company of America and the Registrant, dated as of November 2, 1992, incorporated herein by reference to Exhibit 28.4 to the Registrant's Current Report on

ITEM 6(A).      EXHIBITS, CONTINUED.:

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

    4.11 Specimen of stock subscription warrant No. S-3 issued to Warburg, Pincus Investors, L.P., dated January 29, 1993, exercisable for 370,566 shares of the Registrants Common Stock, incorporated herein by reference to Exhibit 4.17 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

    4.12 Summary of terms of proposed bridge loan and rights offering executed by Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America and the Registrant as of March 28, 1994, incorporated herein by reference to
          Exhibit 4.11 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

    4.13 Cash Collateral Account Agreement between Bank of America, N.T.&S.A. and the Registrant dated as of March 29, 1994, incorporated herein by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

    4.14  Intercreditor Agreement between Warburg, Pincus
          Investors, L.P. and The Prudential Insurance Company of
          America dated as of March 28, 1994, incorporated herein by reference to Exhibit 4.13 to the Registrant's Annual

ITEM 6(A).      EXHIBITS, CONTINUED.:

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

    4.16 Loan and Security Agreement among the Registrant, Warburg, Pincus Investors, L.P. and The Prudential Insurance Company of America dated as of March 29, 1994; incorporated herein by reference to Exhibit 4.16 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

    4.17 Promissory Note in the amount of $250,000 dated as of January 8, 1990 executed by the Registrant in favor of DW Limited Partnership, incorporated herein by reference to
          Exhibit 4.14 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

          On an individual basis, instruments other than Exhibits 4.1 through 4.17 listed above defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Registrant will furnish supplementally to the Commission any such omitted instrument upon request.

    (10)  MATERIAL CONTRACTS

    10.1 Grubb & Ellis Company 1990 Amended and Restated Stock Option Plan, as amended as of May 28, 1993, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71580).

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

(10)  MATERIAL CONTRACTS, CONTINUED.:


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

    (10)  MATERIAL CONTRACTS, CONTINUED.:

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

(10)  MATERIAL CONTRACTS, CONTINUED.:

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

  10.24   Standby Agreement dated July 21, 1994 between the
          Registrant and Warburg, Pincus Investors, L.P., incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 filed on July 22, 1994 (Registration No. 33-5470).

  10.25 Amendment dated July 20, 1994 to the Senior Notes, the Subordinated Notes and the Revolving Note Agreement between the Registrant and The Prudential Insurance Company of America, incorporated by reference to Exhibit
          10.2 to the Registrant's Registration Statement on Form S-3 filed on July 22, 1994 (Registration No. 33-54707).

  (11)    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


ITEM 6(B)   REPORTS ON FORM 8-K

        None.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GRUBB & ELLIS COMPANY

                          ----------------------
                            (Registrant)

Date: August 15, 1994    -----------------------
                          Robert J. Hanlon, Jr.
                          Senior Vice President and
                          Chief Financial Officer