Form 10-Q
period 1994-09-30
GRUBB & ELLIS CO
filed 1994-11-14
CIK 216039

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                September 30, 1994
                                                    ----------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number:                                                   1-8122
                                                         -----------------------


                                      GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

           Delaware                                                   94-1424307
- - -------------------------------                             --------------------
(State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                              Identification No.)


                      One Montgomery Street, Telesis Tower,
                            San Francisco, CA  94104
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                    8,718,469
      ---------------------------------------------------------------------
                (Number of shares outstanding of the registrant's
                        common stock at November 1, 1994)

                                     PART I




                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts and shares)
                                   (unaudited)



                                                      Three Months                            Nine Months
                                                  Ended September 30,                     Ended September 30,
                                                  -------------------                     -------------------
                                               1994                1993                1994                1993
                                               ----                ----                ----                ----
Revenue:
 Real estate brokerage                   $     38,682         $    41,197       $     103,891         $   115,450
  commissions

 Real estate service fees                       8,322               8,865              22,937              27,345

 Other income                                     151                 790               1,113               1,086

 Less: Commissions                            (22,511)            (25,541)            (59,252)            (71,241)
                                         ------------         -----------       -------------         -----------

     Gross profit                              24,644              25,311              68,689              72,640
                                         ------------         -----------       -------------         -----------

Expenses and other:
 Selling, general and
  administrative                               12,210              14,036              36,019              40,315

 Salaries and wages                            11,003              10,658              32,729              33,243

 Interest expense                                  15                  49                  40                 143

 Interest expense to related parties              694                 568               1,966               1,829

 Special charges and unusual items               (519)                 --                (827)                 --

 Depreciation and amortization                    575                 538               1,511               1,683

 Other, net                                       (18)                 --                 (89)                 --
                                         ------------         -----------       -------------         -----------

    Total expenses and other                   23,960              25,849              71,349              77,213
                                         ------------         -----------       -------------         -----------


 Income (loss) before
  income taxes                                    685                (538)             (2,660)             (4,573)
 Provision for income taxes                       101                 100                 297                 275
                                         ------------         -----------       -------------         -----------

 Net income (loss)                       $        584         $      (638)      $      (2,957)        $    (4,848)
                                         ------------         -----------       -------------         -----------

 Undeclared dividends (accretion
  of liquidation  preference) on         $        658         $       599       $       1,953         $     1,597
  preferred stock

 Net income (loss) applicable to
  common stock                           $        (74)        $    (1,237)      $      (4,910)        $    (6,445)

 Net income (loss) per common share
  and equivalents                        $       (.02)        $      (.30)       $      (1.18)        $     (1.61)

 Weighted average common
  shares                                    4,261,351           4,060,268           4,146,011           4,006,156


            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                           (in thousands)

                                     ASSETS

                                 September 30,   December 31,   September 30,
                                     1994           1993            1993
                                  -----------    ------------   --------------
                                  (unaudited)                    (unaudited)
Current Assets
 Cash and cash
   equivalents                       $ 10,745       $ 22,364       $ 14,042

 Real estate brokerage
   commissions receivable               2,401            493          4,973

 Real estate services
   fees and other commissions
   receivable                           3,375          2,312          2,525

 Other receivables                      2,824          4,865          4,941

 Prepaid and other current assets       2,764          2,628            563
                                    ---------      ---------      ---------

     Total current assets              22,109         32,662         27,044

Noncurrent Assets

 Real estate brokerage
   commissions receivable                 457          1,155          1,084

 Real estate investments held for
   sale and real estate owned             915          1,305          1,503

 Equipment and leasehold
   improvements, net                    5,160          5,063          4,726

 Excess of cost over net
   assets of acquired
   companies, net                      --             --             10,156

 Other assets                           2,631          2,000            974
                                    ---------      ---------      ---------

    Total assets                    $  31,272      $  42,185      $  45,487
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------


            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets, continued
               (in thousands, except per share amounts and shares)



                                                                           September 30,  December 31,   September 30,
                                                                               1994           1993            1993
                                                                              ------         ------          ------
                                                                            (unaudited)                   (unaudited)
LIABILITIES
Current Liabilities
  Notes payable and current portion
    of long-term debt                                                       $     506      $     506         $  324
  Current portion of notes payable and long-term
    debt to related parties                                                     6,000          8,830          1,830
  Accounts payable                                                              1,079          1,873          1,749
  Compensation and employee benefits payable                                    8,321         11,817          7,615
  Deferred commissions payable                                                    540          2,814            497
  Accrued severance obligations                                                 1,237          2,883          1,002
  Accrued office closure costs                                                  2,553          3,043          2,211
  Accrued claims and settlements                                                3,715         10,375          3,457
  Other accrued expenses                                                        6,665          8,363          5,761
                                                                            ---------      ---------        -------
       Total current liabilities                                               30,616         50,504         24,446

Long-Term Liabilities
  Notes payable and long-term debt,
    net of current portion                                                        702            900            947
  Notes payable and long-term debt
    to related party, net of current portion                                   24,678         15,237         22,195
  Accrued claims and settlements                                               13,068          9,678         17,982
  Accrued severance obligations                                                   287            555            638
  Accrued office closure costs                                                  2,496          4,043          2,764
  Other                                                                           265            235          2,042
                                                                            ---------      ---------        -------
       Total liabilities                                                       72,112         81,152         71,014

Commitments and contingencies (Note 4)                                             --             --             --
                                                                            ---------      ---------        -------

REDEEMABLE PREFERRED STOCK

12% Senior convertible preferred stock, $100.00 per
  share redemption value: 137,160 shares outstanding                           15,875         14,365         14,013
5% Junior convertible preferred stock, $100.00 per
  share redemption value: 150,000 shares outstanding                          16,147          15,535         15,357
       Total redeemable preferred stock                                        32,022         29,900         29,370

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
  1,000,000 shares authorized; 287,160 shares issued as
  redeemable preferred stock
Common stock, $.01 par value:  25,000,000 shares authorized;
  4,434,232,  4,060,271 and 4,060,268 shares issued and
  outstanding at September 30, 1994, December 31, 1993 and
  September 30, 1993, respectively.                                                45             41             41
Additional paid-in capital                                                     47,028         48,070         48,680
Retained earnings (deficit)                                                  (119,935)      (116,978)      (103,618)
                                                                            ---------      ---------        -------

   Total stockholders' deficit                                                (72,862)       (68,867)       (54,897)
                                                                            ---------      ---------        -------

     Total liabilities and stockholders' deficit                            $  31,272      $  42,185       $ 45,487
                                                                            ---------      ---------        -------
                                                                            ---------      ---------        -------

            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                           (unaudited - in thousands)

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                          ---------------------------
                                                                           1994                1993
                                                                          ------              ------
Cash Flows from Operating Activities:
     Net loss                                                        $    (2,957)        $    (4,848)

     Adjustments to reconcile net loss to net
       net cash used in operating activities                             (13,318)             (7,224)
                                                                         --------             -------

     Net cash used in operating activities                               (16,275)            (12,072)

                                                                         --------             -------

Cash Flows from Investing Activities:

  Dispositions of real estate investments held for sale
    and real estate owned                                                    344               1,494
  Disposition of other assets                                                 --               3,350
  Purchases of equipment and leasehold
    improvements                                                          (1,526)             (1,991)
                                                                         --------             -------

    Net cash provided by (used in) investing activities                   (1,182)              2,853
                                                                         --------             -------

Cash Flows from Financing Activities:

  Proceeds from borrowing                                                  6,000               8,000
  Repayment of notes payable                                                (199)            (10,290)
  Proceeds from issuance of preferred stock                                   --              13,750
  Offering costs related to issuance of preferred stock                       --              (1,197)
  Proceeds from issuance of common stock                                      37                  61
                                                                         --------             -------

    Net cash provided by financing activities                              5,838              10,324
                                                                         --------             -------

Net increase (decrease) in cash and cash equivalents                     (11,619)              1,105

Cash and cash equivalents at beginning of period                          22,364              12,937
                                                                         --------             -------

Cash and cash equivalents at end of period                               $10,745             $14,042
                                                                         --------             -------
                                                                         --------             -------

                                         ---------------------------------------------------


Supplemental Disclosure of Cash Flow Information:


  Cash paid during the year for:

    Interest                                                              $1,281              $1,474
    Income taxes                                                             351                 487

            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.   INTERIM PERIOD REPORTING

     The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and partnerships (the "Company"), and are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report and footnotes thereto on Form 10-K/A (Amendment No. 3) for the year ended December 31, 1993.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified to conform to the current presentation.

     Operating results for the three-and nine-month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Any adjustments to reserves provided in prior periods in connection with offices which management determined in 1993 to close in 1994 are reflected as "Special charges and unusual items".

2.   INCOME TAXES

     The Company's tax provision is attributed to current state tax liabilities.

3.   NET INCOME (LOSS) PER COMMON SHARE AND EQUIVALENTS

     Net income (loss) per common share and equivalents computations are based on the weighted average number of common shares outstanding after giving effect to potential dilution from common stock options and warrants.

     The calculation of net income (loss) per share of common stock includes net income (loss), less amounts applicable to the Senior and Junior Preferred Stock for undeclared dividends (accretion of liquidation preference) earned in the amounts of approximately $461,000 and $197,000, respectively, for the quarter ended September 30, 1994, and $411,000 and $188,000, respectively, for the quarter ended September 30, 1993. As of September 30, 1994, cumulative undeclared dividends applicable to the Senior and Junior Preferred Stocks were $2,875,000 and $1,275,000, respectively.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

4.   COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed the contingent liabilities of one of its wholly-owned subsidiaries with respect to two limited partnerships in which the subsidiary formerly acted as general partner, in the aggregate amount of $4 million.

     The Company previously disclosed in the Form 10-Q for the quarter ended June 30, 1994 the details of a complaint, Johsz et al. v. Koll Company et al., and the proposed exclusion from contracting services by the Resolution Trust Corporation and the Federal Deposit Insurance Corporation of the Company and its subsidiary, Grubb & Ellis Asset Services Company. There has been no material change with respect to these matters.

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

5.   LONG-TERM DEBT MODIFICATIONS AND RIGHTS OFFERING

     On November 1, 1994, the Company, Warburg, Pincus Investors, L.P. ("Warburg") and The Prudential Insurance Company of America ("Prudential") completed certain financing transactions pursuant to agreements (the "Agreements") providing for, among other things, (1) the Company to seek additional equity capital through a rights offering, (2) amendment of debt agreements with Prudential,(3) issuance of additional warrants to purchase common stock of the Company and (4) amendments to the existing Convertible Preferred Stock and warrants held by Warburg and Prudential. The Agreements were approved by the Company's stockholders on September 12, 1994.

     The Rights Offering expired October 31, 1994. Common stockholders, other than Warburg and Prudential, committed to purchase 84,542 shares of common stock at the subscription price of $2.375 per share for total expected proceeds of approximately $201,000.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

5.   LONG-TERM DEBT MODIFICATIONS AND RIGHTS OFFERING, (CONTINUED)

     Pursuant to a Standby Agreement, Warburg purchased 4,277,433 shares (at $2.375 per share) for total proceeds of approximately $10.2 million. As provided for in the Agreements, Warburg paid for its shares through cancellation of $6,158,904 of indebtedness outstanding under an interim financing loan, including accrued interest of $158,904, and $4,000,000 in cash. Warburg had made the interim financing loan pursuant to an agreement entered into in March 1994, which agreement was terminated in connection with the consummation of the financing transactions.

     AMENDMENT TO PRUDENTIAL DEBT AGREEMENTS

     Pursuant to the Agreements, the $15 million principal amount of the Senior Notes, the PIK Notes and the revolving credit facility which would have been due from 1994 through 1996 have been deferred and no principal payments will be required until November 1, 1997, and thereafter (1) the revolving credit facility will mature November 1, 1999, (2) principal on the Senior Notes will be payable in two equal installments on November 1, 1997 and 1998, and (3) principal on the PIK Notes will be payable in two approximately equal installments on November 1, 2000 and 2001. The interest rate on the PIK Notes will increase from 10.65% to 11.65% per annum on January 1, 1996. In addition, certain covenants of the debt agreements remain in place, but will not be in effect until April 1, 1997. The debt agreements, as amended, provide for supplemental principal payments commencing July 1, 1998 if the Company meets certain financial tests.

     OTHER AMENDMENTS AND PROVISIONS

     Pursuant to the financing transactions, certain provisions of the Company's outstanding Senior Convertible Preferred Stock and Junior Convertible Preferred Stock were amended. Among other things, the amendments eliminate the mandatory redemption provisions, eliminate certain anti-dilution provisions and increase the dividend rate commencing in 2002. As a result of the application of the anti-dilution provisions previously

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

5.   LONG-TERM DEBT MODIFICATIONS AND RIGHTS OFFERING (CONTINUED)

     existing in the Senior Preferred Stock, the numbers of shares issuable upon conversion of the Senior Preferred Stock have increased from approximately
     4.6 million shares to approximately 5.1 million shares. Also pursuant to the financing transactions, the Company's existing warrants to purchase common stock held by Warburg and Prudential were amended. Among other things, the amendments reduce the exercise price to $3.50 per share, eliminate the anti-dilution provisions, and, in the case of the warrants held by Prudential, extend the expiration date from January 1998 until December 1998. Prudential waived the anti-dilution provisions of its existing warrants in connection with the financing transactions. As a result of the application of the anti-dilution provisions previously existing in the warrants held primarily by Warburg, the number of shares issuable upon conversion of such warrants increased from approximately 726,000 shares to approximately 1,035,000 shares. Warrants held by Warburg to acquire approximately 374,000 shares under certain circumstances were canceled.

     As consideration for acquiring shares of stock in the Rights Offering in connection with the Standby Agreement, and agreeing to the other transactions contemplated by the Rights Offering, the Company will issue Warburg warrants to purchase 325,000 shares at an exercise price of $2.375 per share. As consideration for modifying the debt agreement with Prudential, waiving noncompliance with certain covenants and agreeing to other financing transactions, the Company will issue Prudential warrants to purchase 150,000 shares at an exercise price of $2.375 per share. Any or all of the newly issued warrants described above may be exercised at any time until five years after the date of issuance.

6.   SPECIAL CHARGES AND UNUSUAL ITEMS

     Special charges and unusual items were adjusted by $519,000 in the third quarter of 1994. The adjustment relates to changes in estimates and reduction of reserves associated with the closure of certain offices which were accomplished more efficiently than had been estimated when reserves were initially established at December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

The Company has typically experienced its lowest quarterly revenue in the first quarter of each year with historically higher and more consistent revenue in the second and third quarters. The fourth quarter has historically provided the highest quarterly revenue due to increased activity caused by the desire of clients to complete transactions by year-end. Over the last three years, revenue in any given quarter, as a percentage of total annual revenue, ranged from a high of 29.2% to a low of 19.8%.

In connection with business operating plans established at the end of 1993, the Company closed several unprofitable appraisal and consulting offices in February 1994 and modified its organizational structure to increase operating efficiencies and reduce costs. The modifications included the integration of management of commercial brokerage operations with the appraisal, consulting and commercial mortgage brokerage operations, on a regional basis. The integration also included those property management operations which the Company has resumed, independent of Axiom Real Estate Management, Inc. ("Axiom"), a majority owned subsidiary of the Company which provides property and facilities management. Axiom closed certain offices pursuant to its strategic objective to focus on those markets where it has a larger number of properties which will enable it to provide more efficient, cost-effective service.

The Company's revenue is derived principally from commercial brokerage operations. For the first nine months of 1994, total revenues of $127.9 million declined by $15.9 million or 11.1% compared to the same period in 1993. Excluding revenue from the Northern California residential brokerage operations sold during 1993 and certain other offices which at the end of 1993 were closed or were expected to be closed, as well as government contracting business conducted during the first quarter of 1993 which was not repeated in 1994, revenue increased approximately $11.9 million or 10.2% in the first nine months of 1994 compared to the same period of 1993.

Revenue of $47.2 million for the third quarter of 1994 declined by $3.7 million or 7.3% from revenue of $50.9 million for the third quarter of 1993. However, excluding revenue from the Northern California residential brokerage and other offices and government contracting business as described above, revenue from continuing operations of $47.2 million in the third quarter 1994 increased by

$4.1 million or 9.4% compared to the third quarter 1993 revenue from continuing operations of $43.1 million.

COSTS AND EXPENSES

Real estate brokerage commissions expense (salespersons' participation) is the Company's major expense and is contingent upon gross brokerage commission revenue levels. As a percentage of total revenue, salespersons' participation expense for the first nine months of 1994 decreased to 46.3% from 49.5% for the same period in 1993. Salespersons' participation expense for the third quarter of 1994 decreased to 47.7% from 50.2% for the same period in 1993. Lower salespersons' participation rates in 1994 are primarily attributable to the sale of the Northern California residential brokerage operations and closure or expected closure of certain other offices in 1993 which had higher salespersons' participation rates.

Operating expenses from continuing operations, other than real estate brokerage commissions expense, increased by $4.7 million to $71.3 million for the first nine months of 1994 as compared to the same period in 1993. Operating expenses from continuing operations in the third quarter of 1994 increased by $1.0 million or 4.4% from $23.0 million in the third quarter of 1993. These increases were primarily a result of several key management positions being filled in the latter part of 1993 and additional investments in training, computer systems, and other resources anticipated to improve future profits. Special charges and unusual items were adjusted by $519,000 in the third quarter of 1994. The adjustment relates to changes in estimates and reduction of reserves associated with the closure of certain offices which were accomplished more efficiently than initially estimated at the end of 1993.

NET INCOME (LOSS)

Net loss of $3.0 million or $1.18 per common share for the first nine months of 1994 compares favorably to the net loss of $4.8 million or $1.61 per common share for the same period in 1993. Net income for the third quarter of 1994 was $584,000 as compared to a net loss of $638,000 for the third quarter of 1993, primarily a result of management focusing on its core businesses and the closing of unprofitable offices. Management of the Company continues to evaluate its plans to close and/or pursue the sale of unprofitable operations, most of which were fully reserved for at the end of 1993. Management believes current reserves are adequate and therefore does not anticipate an adverse impact on the Company's earnings. It is expected that cash flows related to office closures and severance payments will approximate reserves established, however, the eventual impact will be dependent upon the outcome of negotiations with respect to potential dispositions. Net loss per common share was $.02 for the third quarter of 1994, calculated as described in Note 3 to the Condensed Consolidated Financial Statements. This compares to a net loss of $.30 per common share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $11.6 million from December 31, 1993 to September 30, 1994. The decrease was mainly attributable to cash used by operations of $16.3 million, which included $5.4 million for 1993 salespersons' and managers' incentive compensation, $2.3 million for deferred salespersons' commission payments, $3.1 million related to nonrecurring legal settlements and an interest payment of $1.0 million on the Prudential Senior Note. These cash outflows were offset by cash received of $6 million from the Warburg interim financing loan (see Note 5 to the Condensed Consolidated Financial Statements).

Working capital improved by $9.3 million during the first nine months of 1994 reflecting a deficit of $8.5 million at September 30, 1994. The improvement was primarily related to an $8.8 million reclassification of debt (Prudential Revolving Credit Note and Prudential Senior Notes) from current to noncurrent, a $3.0 million reclassification of accrued claims and settlements from current to noncurrent, $3.1 million of actual claims settlements, offset by $6.0 million in borrowings on the Warburg interim financing loan.

The Company believes that its short-term and long-term cash requirements will be met by operating cash flow, seasonal use of the Prudential $5 million Revolving Credit Note and proceeds from the sale of common stock in the financing transaction (see Note 5 to the Condensed Consolidated Financial Statements). The Company's 1994 operating plan provides for positive operating cash flow and reflects improvements in the third and fourth quarters consistent with historical operating trends. The Company generated $2.1 million of operating cash flow in the third quarter of 1994 excluding $1.9 million of claims settlements, office closure and severance costs for which reserves were provided at the end of 1993. If the 1994 operating plan is not substantially achieved because of adverse economic conditions or other unfavorable events, the Company may find it necessary to further reduce expense levels, or undertake other actions as may be appropriate.

                                     PART II


                                OTHER INFORMATION

                        (Items 3 and 5 are not applicable
                    for the quarter ended September 30, 1994)

ITEM 1.  LEGAL PROCEEDINGS

     The Company previously disclosed in the Form 10-Q for the quarter ended June 30, 1994 the details of certain legal proceedings with respect to which there was no material change during the quarter ended September 30, 1994.

ITEM 2.  CHANGES IN SECURITIES

     The general effect of the amendments to the Company's Certificate of Incorporation, as referenced below, on the rights of the holders of Common Stock are to reduce further dilution in the voting power of the holders of the Common Stock by elimination, under most circumstances, of anti-dilution protection provisions of the Preferred Stock. In addition, the increase in the dividend rate to the Junior Convertible Preferred Stock will reduce the ability of the Company to pay dividends on the Common Stock. There are other existing restrictions on the Company's ability to pay dividends. The information set forth in Item 4 below and in Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1994 annual meeting of stockholders of the Company was held on September 12, 1994. The Company submitted to a vote of stockholders, through the solicitation of a proxy, the following proposals and the election of six directors -- representing the entire Board of Directors.

     The first proposal (the "Financing Transactions") consisted of a rights offering to the Company's stockholders to purchase approximately 4.4 million shares of Common Stock at a price of $2.375 per share, accompanied by a standby commitment from Warburg, Pincus Investors, L.P. ("Warburg"), a principal stockholder of the Company, to purchase shares not purchased in such rights offering, up to certain limits. Warburg's proposed investment of approximately $10.2 million pursuant to the standby commitment would be paid to the Company by cancellation of indebtedness of the Company to Warburg in the approximate amount of $6.2 million and the remainder would be paid in cash. The proposal also included amendments to debt agreements between the Company and The Prudential Insurance Company of America ("Prudential"), certain amendments to outstanding warrants held by Warburg and Prudential, and the issuance of new warrants to such parties.

     The second proposal consisted of an amendment to the Certificate of Incorporation of the Company relating to the terms of outstanding Senior and Junior Convertible Preferred Stock, to eliminate mandatory redemption provisions except in certain limited circumstances, to eliminate anti-dilution provisions, to increase the dividend rate on the Junior Convertible Preferred Stock, and on the Senior Convertible Preferred Stock in certain circumstances, and certain changes to the conversion provisions related to the Junior

Convertible Preferred Stock. The votes cast for, against, votes abstaining, broker nonvotes with respect to each proposal and votes cast for or withheld with respect to nominees for election as director were as follows:



                                                            BROKER
                            FOR       AGAINST   ABSTAIN     NONVOTES

1.   PROPOSAL TO APPROVE THE FINANCING TRANSACTIONS:
                         8,732,674    397,883   188,411     1,487,565

2.   PROPOSAL TO AMEND THE PROVISIONS OF THE COMPANY'S CERTIFICATE
     OF INCORPORATION WITH RESPECT TO THE PREFERRED STOCK:

Common                   1,920,332    104,526    37,994     1,517,969

Senior Preferred Stock   4,551,201       0         0             0

Junior Preferred Stock   2,674,511       0         0             0

3.   ELECTION OF DIRECTORS:

                                   FOR       WITHHOLD AUTHORITY

JOE  F. HANAUER               10,692,795          113,738
R. DAVID ANACKER              10,695,615          110,918
LAWRENCE S. BACOW             10,695,615          110,918
REUBEN S. LEIBOWITZ           10,717,449           89,084
ROBERT J. MCLAUGHLIN          10,695,615          110,918
JOHN D. SANTOLERI             10,694,989          111,544


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

     4.7 Amendment dated July 20, 1994 to the Senior Note, Subordinated Note and Revolving Credit Note Agreement between the Registrant and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-3 filed on July 22, 1994 (Registration No. 33-54707).

     4.8  Securities Purchase Agreement between The Prudential   Insurance
          Company of America and the Registrant, dated as of November 2, 1992, incorporated herein by reference to Exhibit
          28.4 to the Registrant's Current Report on
          Form 8-K filed on November 12, 1992 (Commission File No. 1-8122).

     4.9 Securities Purchase Agreement among Warburg, Pincus Investors, L.P., Joe F. Hanauer and the Registrant, dated as of November 2, 1992, incorporated herein by reference to Exhibit 28.3 to the Registrant's Current Report on Form 8-K filed on November 12, 1992 (Commission File No. 1-8122).

     4.10 Specimen of stock subscription warrant No. 8 issued to the Joe F. Hanauer Trust, dated as of January 29, 1993, exercisable for 158,608 shares of the Registrant's Common Stock, incorporated herein by reference to

          Exhibit 4.12 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

     4.11 Specimen of stock subscription warrant No. S-4 issued to the Joe F. Hanauer Trust, dated January 29, 1993, exercisable for 25,954 shares of the Registrant's Common Stock, incorporated herein by reference to Exhibit 4.18 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

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

     4.18 Amendment to the Certificate of Incorporation of the Registrant, effective November 1, 1994.

     4.19 Certificate of Incorporation of the Company, as restated effective December 8, 1993, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-3 filed on July 22, 1994 (Registration No. 33-54707).

     4.20 Amendment to the Bylaws of the Registrant, effective June 1, 1994.

     4.21 Bylaws of the Registrant, as amended as of June 1, 1994.

     4.22 Form of Rights Certificate in connection with 1994 Rights Offering of the Registrant, incorporated herein by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-3 filed on July 22, 1994 (Registration No. 33-54707).

     4.23 Specimen of Stock Subscription Warrant No. 16 issued to The Prudential Insurance Company of America, restated as of November 1, 1994, exercisable for 200,000 shares of the Registrant's Common Stock.

     4.24 Specimen of Stock Subscription Warrant No. 17 issued to The Prudential Insurance Company of America, as of November 1, 1994, exercisable for 150,000 shares of the Registrant's Common Stock.

     4.25 Specimen of Stock Subscription Warrant No. 18 issued to Warburg, Pincus Investors, L.P., restated as of November 1, 1994, exercisable for 687,358 shares of the Registrant's Common Stock.

     4.26 Specimen of Stock Subscription Warrant No. 19 issued to Warburg, Pincus Investors, L.P., as of November 1, 1994, exercisable for 325,000 shares of the Registrant's Common Stock.

     4.27 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $6,500,000, dated as of November 1, 1994.

     4.28 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $3,500,000, dated as of November 1, 1994.

     4.29 Amended Payment-In-Kind Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $10,900,834.33, dated as of November 1, 1994.

     4.30 Amended Revolving Credit Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $5,000,000, dated as of November 1, 1994.

          On an individual basis, instruments other than Exhibits 4.1 through
          4.30 listed above defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Registrant will furnish supplementally to the Commission any such omitted instrument upon request.

   (10)   MATERIAL CONTRACTS

        10.1   Grubb & Ellis Company 1990 Amended and Restated Stock
               Option Plan, as amended as of May 28, 1993, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71580).

        10.2 Agreement between HSM Inc. and David Donosky dated January 15, 1988, regarding exchange of indebtedness, incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 30, 1988
               (Commission File No. 1-8122).

        10.3 Loan Agreement between David Donosky and the Registrant dated October 20, 1989, incorporated herein by reference to Exhibit
               10.21 to the Registrant's registration statement on Form S-2 filed on January 12, 1990 (Registration No. 33-32979).

        10.4 Description of Grubb & Ellis Company Senior Management Compensation Plan, incorporated herein by reference to Exhibit
               10.17 to the Registrant's Annual Report on Form 10-K filed on March 30, 1992 (Commission File No. 1-8122).

        10.5 Stock Purchase and Stockholder Agreement dated May 6, 1992, among GE New Corp., the Registrant and International Business Machines Corporation, incorporated herein by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1992 (Commission File No. 1-8122).

    10.6 Master Management Agreement dated May 6, 1992 between International Business Machines Corporation and GE New Corp., incorporated herein by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1992 (Commission File No. 1-8122).

    10.7 Master Financing Agreement dated August 5, 1992 between IBM Credit Corporation and Axiom Real Estate Management, Inc., incorporated herein by reference to Exhibit 28.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1992 (Commission File No. 1-
          8122).

    10.8 Credit Agreement dated as of August 31, 1992, between Axiom Real Estate Management, Inc. and the Registrant, incorporated herein by reference to Exhibit 28.6 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 1992 (Commission File No. 1-8122).

    10.9 Purchase Agreement dated March 4, 1993 between the Registrant and Fox and Carskadon/Better Homes and Gardens, incorporated herein by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 1993 (Commission File No. 1-1822).

    10.10 Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant dated January 29, 1993, incorporated herein by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1993 (Commission File No. 1-8122).

    10.11 Amendment to Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and
          the Registrant, dated as of   July 1, 1993, incorporated herein by
          reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993 (Commission File No. 1-8122).

    10.12 Employment Agreement, effective May 20, 1992, between the Registrant and Alvin L. Swanson, Jr., incorporated herein by reference to
          Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-8122).

    10.13 First Amendment to Employment Agreement, effective as of May 20, 1992, between the Registrant and Alvin L. Swanson, Jr., incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed on April 15, 1993 (Commission File No. 1-
          8122).

    10.14 Third Amendment to Employment Agreement, effective as of  February 24,
          1993, between the Registrant and Alvin L.   Swanson, Jr., incorporated
          herein by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1993 (Commission File No. 1-
          8122).


    10.15 Separation Agreement dated August 1, 1994 between the Registrant and Gordon M. Hess.

    10.16 1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

    10.17 Separation Agreement between the Registrant and Wilbert F. Schwartz dated as of April 25, 1994, incorporated herein by reference to
          Exhibit 10.23 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

    10.18 Standby Agreement dated July 21, 1994 between the Registrant and Warburg, Pincus Investors, L.P., incorporated by reference to Exhibit
          10.1 to the Registrant's registration statement on Form S-3 filed on July 22, 1994 (Registration No. 33-5470).

    10.19 Second Amendment to the Stockholders' Agreement dated    November 1,
          1994, among the Registrant, Warburg, Pincus   Investors, L.P., The
          Prudential Insurance Company of    America, and Joe F. Hanauer.


    (11) STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


    (27) FINANCIAL DATA SCHEDULE



ITEM 6(B) REPORTS ON FORM 8-K

          A current report on Form 8-K dated September 12, 1994 was filed by the Registrant, reporting under Item 5 OTHER EVENTS the approval of certain financing transactions including a rights offering by the Registrant's stockholders at the 1994 annual meeting of stockholders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GRUBB & ELLIS COMPANY
                                                  (Registrant)



Date:  November 10, 1994                     /s/ James E. Klescewski
                                             ---------------------------------
                                             James E. Klescewski
                                             Vice President and Controller

                     Grubb & Ellis Company and Subsidiaries

                                EXHIBIT INDEX (A)

                    for the quarter ended September 30, 1994
                    ----------------------------------------

EXHIBIT
- - -------

4.18 Amendment to the Certificate of Incorporation of the Registrant, effective November 1, 1994.

4.20      Amendment to the Bylaws of the Registrant, effective June 1, 1994.

4.21      Bylaws of the Registrant, as amended as of June 1, 1994.

4.23 Specimen of Stock Subscription Warrant No. 16 issued to The Prudential Insurance Company of America, restated as of November 1, 1994, exercisable for 200,000 shares of the Registrant's Common Stock.

4.24 Specimen of Stock Subscription Warrant No. 17 issued to The Prudential Insurance Company of America, as of November 1, 1994, exercisable for 150,000 shares of the Registrant's Common Stock.

4.25 Specimen of Stock Subscription Warrant No. 18 issued to Warburg, Pincus Investors, L.P., restated as of November 1, 1994, exercisable for 687,358 shares of the Registrant's Common Stock.

4.26 Specimen of Stock Subscription Warrant No. 19 issued to Warburg, Pincus Investors, L.P., as of November 1,1994, exercisable for 325,000 shares of the Registrant's Common Stock.

4.27 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $6,500,000, dated as of November 1,1994.

4.28 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $3,500,000, dated as of November 1,1994

4.29 Amended Payment-In-Kind Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $10,900,834.33, dated as of November 1, 1994.

                     Grubb & Ellis Company and Subsidiaries

                          EXHIBIT INDEX (continued) (A)

                    for the quarter ended September 30, 1994
                    ----------------------------------------

EXHIBIT


4.30 Amended Revolving Credit Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $5,000,000, dated as of November 1, 1994.


10.15 Separation Agreement dated August 1, 1994 between the Registrant and Gordon M. Hess.


10.19 Second Amendment to the Stockholders' Agreement dated November 1, 1994, among the Registrant, Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, and Joe F. Hanauer.


(11)      Statement Regarding Computation of Per Share Earnings


(27)      Financial Data Schedule



(A)  Exhibits incorporated by reference are listed in Item 6(a) of this report.