Form 10-K
GRUBB & ELLIS CO
filed 1995-03-31
CIK 216039

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission file number            1-8122   .
                              --------------
                             GRUBB & ELLIS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)
           Delaware                                          94-1424307        .
-------------------------                              -------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)
                    One Montgomery Street, - Telesis Tower,
                           San Francisco, CA  94104
                           ------------------------
             (Address of principal executive offices)   (Zip Code)

                                 (415)956-1990
              --------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of voting common stock held by nonaffiliates of the registrant as of February 15, 1995 was approximately $8,618,643.

The number of shares outstanding of the registrant's common stock as of February 15, 1995 was 8,797,377 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (December 31, 1994) are incorporated by reference into part III.

                             GRUBB & ELLIS COMPANY
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

COVER PAGE                                                                     1

TABLE OF CONTENTS                                                              2

Part I.

  Item 1.     Business                                                         3

  Item 2.     Properties                                                       8

  Item 3.     Legal Proceedings                                                8

  Item 4.     Submission of Matters to a Vote of Security Holders              8

Part II.

  Item 5.     Market for the Registrant's Common Equity
                  and Related Stockholder Matters                              9

  Item 6.     Selected Financial Data                                      10-11

  Item 7.     Management's Discussion and Analysis of Financial            12-18
                  Condition and Results of Operations

  Item 8.     Financial Statements and Supplementary Data                  19-44

  Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                      44

Part III.

  Item 10.    Directors and Executive Officers of the Registrant              45

  Item 11.    Executive Compensation                                          45

  Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                                       45

  Item 13.    Certain Relationships and Related Transactions                  45

Part IV.

  Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                  46-51

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES                                   51

SIGNATURES                                                                 52-53

FINANCIAL STATEMENT SCHEDULE                                                  54

EXHIBIT INDEX SCHEDULE                                                        55

                             GRUBB & ELLIS COMPANY

                                    PART I

                             _____________________
ITEM 1.   BUSINESS

GENERAL

Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly and majority owned subsidiaries (the "Company") provide real estate services to real estate owners/investors and tenants. Such services include commercial brokerage and property and facilities management through its wholly owned operations and majority owned subsidiary, Axiom Real Estate Management, Inc. ("Axiom"). Additionally, the Company has for a number of years provided mortgage brokerage, appraisal, consultation and asset management services. The Company also provided residential brokerage services until November 1994 when it sold its remaining residential real estate business in Southern California.

Based on revenue, the Company is one of the largest commercial real estate services companies in the United States. Through Axiom, the Company is also one of the largest property management firms in the country with approximately 70 million square feet of property under management. As of the year ended December 31, 1994, the Company had 87 offices in 58 cities in 16 states and the District of Columbia, with approximately 1,050 real estate agents, 670 non-agent employees and 1,200 Axiom property management staff (the cost of the property management staff is substantially reimbursed by clients).

The Company maintains informal business relationships with full-service real estate firms in England, France, Italy, Germany, the Netherlands, Asia and the Pacific Basin and has established its own representative offices in Sweden and London. The Company has a nonexclusive alliance with Mexus Services Corporation ("Mexus"), for purposes of client business referral. Mexus specializes in providing consulting services to U.S. firms seeking to do business in Mexico.

In 1994, commercial brokerage was the major source of revenue for the Company, followed by property management, and appraisal and consulting services. The balance of the Company's revenue was derived from real estate investment advisory and other services. The Company believes that commercial brokerage is likely to continue to be its major source of revenue for the foreseeable future.

BUSINESS DEVELOPMENT AND STRATEGY

Having established operations in California, Arizona, Colorado, Washington and Hawaii from 1958 through 1980, the Company merged with a real estate investment trust in 1981 and became a publicly traded Company. The Company then proceeded to develop a national network of commercial brokerage offices, primarily by purchasing established real estate services firms in selected markets during the period from 1981 through 1986. The Company refinanced the resulting acquisition indebtedness in 1986 with the proceeds from the sale of $10 million in senior notes, $25 million in subordinated notes and a warrant to purchase common stock pursuant to an agreement with The Prudential

Insurance Company of America ("Prudential"). The acquisitions have enabled the Company to provide diversified services to multi-regional and national clients. Most of the acquired companies no longer use their original company names and are identified solely as Grubb & Ellis Company. During this acquisition period, the Company also acquired residential brokerage offices in Georgia and Texas and expanded its operations in California through acquisitions in Southern California.

In September 1992, the Company formed Axiom, a property and facilities management joint venture with International Business Machines Corporation ("IBM"). The purpose of the joint venture is to provide commercial property management real estate services, and third-party and corporate facilities management on a nationwide basis. The Company holds a 74% interest, and IBM owns 26% of Axiom. Additional shares of Axiom's common stock have been reserved for the issuance of equity incentives to management. As of December 31, 1994, Axiom managed approximately 19 million square feet of office space for IBM.

The Company's rapid acquisition strategy implemented from 1981 through 1986 resulted in a significant increase in fixed costs and overhead. In response to this increased cost structure, and a declining and adverse real estate market in the late 1980's, the Company began to close unprofitable and non-strategic offices beginning in 1990. In 1990, the Company closed 15 property management and commercial and residential brokerage offices in locations judged to be non-strategic. In 1991, the Company closed four additional offices and also sold its Texas residential operations. In January 1992, the Company sold its Georgia residential operations. In February 1993, the Company completed the sale of the real estate advisory business of Grubb & Ellis Realty Advisers, Inc., a wholly owned subsidiary of the Company, to a privately held concern.

In early March 1993, the Company sold its Northern California residential real estate brokerage operations. The sale included 13 residential real estate offices as well as a relocation office. In October 1993, the Company closed its residential mortgage services operations in Northern California, and in February 1994, closed its unprofitable appraisal and consulting offices in Atlanta, Chicago, Dallas, Denver and Phoenix.

In January 1994, Axiom closed certain offices pursuant to its strategic objectives, and the Company, independent of Axiom, resumed property management services in some of those locations. In November 1994, the Company sold its remaining residential real estate operations in Southern California, consisting of nine residential offices and one relocation office.

From 1990 to late 1992, the Company actively pursued equity financing to strengthen its liquidity and meet its short- and long-term working capital needs, as the severe economic recession had hindered its ability to meet debt principal and interest obligations to Prudential. On January 29, 1993, the stockholders of the Company approved a proposal for restructuring the debt and equity of the Company (the "1993 Recapitalization"), which involved a cash investment of $12.9 million by Warburg, Pincus Investors, L.P., a Delaware limited partnership ("Warburg"), and $900,000 by Joe F. Hanauer ("Hanauer"), a private investor who became Chairman of the Board of the Company. The investment was made in exchange for convertible preferred stock and warrants to purchase common stock and the renegotiation of the Company's indebtedness of approximately $40 million to Prudential, including the conversion of approximately $15 million of that indebtedness into convertible preferred stock and warrants to purchase common stock. As a result of the 1993 Recapitalization and certain other transactions, Warburg and Hanauer together held approximately 39.2% and Prudential held approximately 26.3% of the Company's equity at the end of 1993 on a fully diluted basis but before exercise of outstanding warrants.

At the end of 1993, the Company projected that without additional capital, the Company would be unable beyond the near term to meet its working capital needs and service its principal obligations to Prudential. Negotiations to modify debt agreements and financial covenants with Prudential and to obtain a $10 million interim financing loan from Warburg were substantially completed in March 1994. Hanauer assumed the additional responsibilities of Chief Executive Officer in July 1994. On September 12, 1994, stockholders of the Company approved a proposal for restructuring the debt and equity of the Company (the "1994 Recapitalization") and in November 1994, such transactions were completed with Warburg and Prudential as more fully described below (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and
Note 4 of Notes to Consolidated Financial Statements).

Through a stockholders' rights offering which was completed in November 1994, common stockholders, other than Warburg and Prudential, purchased 84,542 shares of common stock for total proceeds of $201,000 and, pursuant to a Standby Agreement, Warburg purchased 4,277,433 shares of common stock for total consideration of $10.2 million. Warburg paid for its shares with $4.0 million in cash and through cancellation of $6.2 million of indebtedness outstanding under its interim financing loan.

Debt agreements with Prudential were modified to provide, among other things, deferral of principal payments until November 1, 1997 and thereafter on the $15 million principal amount of the 9.9% senior notes, 10.65% payment-in-kind notes and the revolving credit facility all of which would have been due during the period from 1994 through 1996 (see Note 4 of Notes to Consolidated Financial Statements).

Certain provisions of the Company's outstanding convertible preferred stock were amended to provide, among other things, elimination of the mandatory redemption and certain anti-dilution provisions and an increase in the dividend rate commencing in 2002. Additionally, Warburg and Prudential were issued additional warrants to purchase common stock and certain terms of existing warrants were modified.

As a result of the 1994 Recapitalization, Warburg and Hanauer together hold approximately 57.0% and Prudential holds approximately 18.5% of the Company's equity on a fully diluted basis but before exercise of outstanding warrants and options.

During 1994, the Company settled two significant lawsuits related to closed operations. As of December 31, 1994, the Company had either sold or closed nearly all of its targeted unprofitable offices and non-strategic businesses in response to recessionary business conditions. With the completion of the 1994 Recapitalization and development of its 1995 business plan, management believes it is well positioned to devote its resources to expanding its core commercial real estate business and to take advantage of the improving markets for commercial real estate.

COMMERCIAL BROKERAGE

The Company acts as a sales or leasing agent for commercial properties, which include office, industrial, retail and hotel properties, as well as undeveloped land. Properties range in size and type from single, free-standing locations to multi-level, mixed-use projects. Offices are typically located in or near major metropolitan areas. In 1994, to enhance operating efficiencies and reduce expenses, the Company realigned its previous four-region structure to form three commercial brokerage regions: Pacific Southwest (Southern California and Arizona); Pacific Northwest (Washington, Oregon and Northern California); and Eastern (Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas, Virginia and Washington, D.C.). Commercial brokerage comprised approximately 83% of the Company's operating revenue for the year ended December 31, 1994. At December 31, 1994, the Company had approximately 1,050 commercial salespersons.

The majority of commercial brokerage salespersons, who are primarily leasing agents, focus their activities on one type of commercial property (office, industrial or retail) in a specific market area. Most of the Company's other commercial salespersons broker the sale of commercial investment property or undeveloped land. The majority of salespersons are independent contractors with the Company, although in certain offices, salespeople are hired as employees.

RESIDENTIAL BROKERAGE

Through the date of sale in November 1994, the Company's remaining residential brokerage operations were focused on sales of homes in higher-priced neighborhoods located in Southern California. The Company also provided relocation services through its network of offices and through membership in two national residential referral associations. Commissions from residential brokerage constituted approximately 10% of the Company's operating revenue for the year ended December 31, 1993. The Company fully reserved for the closure/sale of its remaining residential brokerage operations in Southern California during the fourth quarter of 1993, therefore, operating revenues and expenses from residential brokerage operations in 1994 are included in "Other income, net", but have no impact on net income.

From 1989 through 1994, the Company provided residential mortgage brokerage services through Grubb & Ellis Mortgage Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company. The Company closed the remaining office in Southern California during 1994.

MANAGEMENT AND CONSULTING SERVICES

In 1994, management and consulting services included the Company's property management operations, appraisal, consulting, and asset services.

Property Management

Substantially all of the Company's facilities and property management services are conducted through Axiom, which managed approximately 70 million square feet of property, including approximately 19 million square feet of IBM facilities as of December 31, 1994.

The Company provides property and facilities management services to owners of office, retail, industrial and multi-family residential real estate. These services include tenant relations, facilities and construction management, financial reporting and analysis, and engineering consultation. Property management clients include pension funds, developers, financial institutions, corporate and individual owners and syndicators. The principal markets for the Company's property management services are in Connecticut, Georgia, Illinois, New Jersey, New York, Ohio, Pennsylvania, Texas and Washington, D.C.

Property and facilities management fees constituted approximately 12% of the Company's operating revenue for the year ended December 31, 1994.

Appraisal and Consulting

The Company offers appraisal and consulting services through offices in California, Ohio and New York. Most of these offices are located within commercial brokerage services offices. Appraisal and consulting services primarily include valuation of single properties and real estate portfolios, expert witness testimony, market and feasibility studies and investment analysis.

Asset Services

Grubb & Ellis Asset Services Company ("GEASC"), a wholly owned subsidiary of the Company, was formed to coordinate the delivery of the Company's services to federal agencies and financial institutions with troubled real estate assets and to oversee the Company's auction business. In April 1994, the Company was notified by the Resolution Trust Company (the "RTC") that it had proposed to exclude the Company and GEASC from RTC contracting as the Company had not filed certain reports with the RTC. The Company filed a response to the RTC's proposed exclusion and was notified in February 1995 that the Company and GEASC were excluded from such business for an indefinite period of time. The Company is currently evaluating its options.

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

As a result of the recent recessionary economy and depressed real estate markets in much of the country, a number of real estate services firms have decreased their size and/or left the business entirely during the last four years. Real estate companies may compete on the pricing of services, service delivery capability (for example, the ability to deliver multiple services to a client or the ability to deliver the same services in a number of different markets) and/or proven record of success. Due to the relative strength and longevity of the Company's position in the markets in which it presently operates its ability to offer clients a range of ancillary real estate services on a local, regional and national basis, decreased competition in certain markets and its improved capital base, the Company believes that it can operate successfully in the future in this highly competitive industry.

ENVIRONMENTAL REGULATIONS

A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Additionally, new or modified regulations could develop in a manner which have not, but could, adversely affect the Company's commercial brokerage and property management operations (see Note 8 of Notes to Consolidated Financial Statements). The Company believes it is in compliance in all material respects with all environmental laws or regulations applicable to its operations.

SEASONALITY

The Company has typically experienced its lowest quarterly revenue in the first quarter of each year with higher and more consistent revenue in the second and third quarters. The fourth quarter has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by year-end. Revenue in any given quarter during 1994, 1993 and 1992, as a percentage of total annual revenue, ranged from a high of 30.8% to a low of 19.8%, as adjusted to eliminate the effect of operations sold or closed.

ITEM 2.   PROPERTIES

Inapplicable.



ITEM 3.  LEGAL PROCEEDINGS

The information called for by Item 3 is included in Note 8 of Notes to the Consolidated Financial Statements under Item 8 of this Report, which Note is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             GRUBB & ELLIS COMPANY
                                    PART II

                             _____________________


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The principal markets for the Company's common stock are the New York and Pacific Stock Exchanges. The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange for each quarter of 1994 and 1993.

                                    1994                       1993
                           ---------------------      ----------------------
                             High         Low           High          Low
                           ---------    --------      ---------     --------
First Quarter             $    4 1/4   $   2 7/8     $    8        $   1 7/8


Second Quarter                 3 1/4       2 1/4          5 7/8        3 3/8


Third Quarter                  2 7/8       1 5/8          4 1/2        2 3/4


Fourth Quarter                 2 3/8       1 7/8          3 5/8        2 5/8

As of February 15, 1995, there were 2,593 registered holders of the Company's common stock.

No cash dividends were declared on the Company's common or preferred stock in 1994 or 1993.

Any dividend payments with respect to the common stock will be subject to the restrictions in a certain debt agreement with Prudential. The agreement prohibits the payment of cash dividends on and repurchases of the Company's common stock.

     ITEM 6.   SELECTED FINANCIAL DATA

     Five-year Comparison of Selected Financial and Other Data for the Company:

                                                      For the Years Ended December 31,/(1)/
                                          -----------------------------------------------------------------------
                                                1994         1993          1992          1991            1990
                                            ----------    ----------     ---------     ---------      ---------
                                                    (in thousands, except per share amounts and shares)

Operating Revenue                          $  183,602     $ 200,731      $ 222,962      $ 266,234      $ 319,022

Net income (loss)                          $    2,343     $ (18,208)     $ (59,676)     $ (49,297)     $ (29,751)


Dividends applicable to preferred
   stockholders:
   Accretion of liquidation preference     $   (2,173)    $  (2,196)          -              -              -
   Dividends in arrears                    $     (438)         -              -              -              -

Net loss applicable
   to common stockholders                  $     (268)    $ (20,404)     $ (59,676)     $ (49,297)     $ (29,751)

Loss per common share and
   equivalents /(2)/                       $    (0.05)    $   (5.08)     $  (17.01)     $  (14.77)     $   (9.08)

Weighted average common shares and
   equivalents /(3)/                          4,934,806     4,019,795      3,509,303      3,336,572      3,277,905

__________________________________________

     /(1)/ Net income (loss) and per share data reported on the above table reflect expenses related to special charges and unusual items in the amounts of $13.5 million in 1993, $44.9 million in 1992, $37.0 million in 1991 and $18.0 million in 1990. A favorable adjustment of $2.2 million to special charges and unusual items is included in the 1994 results. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the Notes to Consolidated Financial Statements.

     /(2)/ Loss per common share and equivalents were $3.40, $2.95 and $1.82 for the years ended December 31, 1992, 1991 and 1990, respectively, prior to the one-for-five reverse stock split on January 29, 1993.

     /(3)/ Weighted average common shares and equivalents were 17,546,513, 16,682,858 and 16,389,526 for the years ended December 31, 1992, 1991 and
     1990, respectively, prior to the one-for-five reverse stock split on January 29, 1993.

Five Year Comparison of Selected Financial and Other Data for the Company:

                                                                             As of December 31,
                                               ----------------------------------------------------------------------------
                                                  1994              1993           1992           1991            1990
                                                --------          --------       --------       --------        --------
                                                      (in thousands, except per share amounts, shares and staff data)

Total assets                                    $  45,429        $  42,185      $  44,672      $  81,805      $  126,982

Working capital
 (deficit)                                      $   7,349        $ (17,842)     $ (33,273)     $   3,523      $   12,591

Long-term liabilities                           $  41,738        $  30,648      $  36,370      $  44,015      $   43,994

Redeemable convertible
 preferred stock                                     -           $  29,900           -              -               -

Common stockholders'
 equity (deficit)                               $ (25,486)       $ (68,867)     $ (51,458)     $   6,466      $   55,531

Total staff                                         2,920            3,720          4,602          5,089           6,737

Book value per
 common share (1)                               $   (2.90)       $  (16.96)     $  (14.29)     $    1.93      $    16.76

Common shares
 outstanding (2)                                  8,797,377       4,060,271       3,601,496      3,351,603       3,312,972


(1) Book value per common share was $(2.86), $.39 and $3.35 as of December 31, 1992, 1991 and 1990, respectively, prior to the one-for-five reverse stock split on January 29, 1993.

(2) Common shares outstanding were 18,007,481, 16,758,016 and 16,564,858 as of December 31, 1992, 1991 and 1990, respectively, prior to the one-for-five reverse stock split on January 29, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

OVERVIEW

Over the four-year period ending in 1993, the Company's business and financial condition were substantially impaired due to the general economic recession and a severe decline in activity levels and prices within the commercial and residential real estate sectors. During 1994, the Company substantially completed the process begun in 1990 of selling or closing unprofitable offices and non-strategic businesses and new management continued to downsize operations and lower operating costs. In November 1994, the Company completed a financial restructuring (the "1994 Recapitalization"), including a rights offering to stockholders, amendments to existing debt agreements with The Prudential Insurance Company of America ("Prudential") and amendments to existing preferred stock. The 1994 Recapitalization resulted in a total reduction of liabilities of approximately $6.2 million and an increase in equity of approximately $42.2 million and provided a way for the Company to deal positively with several converging aspects of its business, including an improving market for commercial real estate and the ability to settle protracted litigation stemming from discontinued operations.

During 1994, the Company's revenue was derived substantially from commercial brokerage activities. Property management, appraisal and consulting fees provided the majority of the remaining revenue. The decrease in 1994 operating revenues from 1993 levels was due to the sale of the Company's real estate advisory business and Northern California residential brokerage operations in February and March of 1993, respectively, and the inclusion of revenues for the Company's Southern California residential brokerage operations (which were sold in November 1994) in "Other income, net" in 1994.

1994 COMPARED TO 1993

OPERATING REVENUE

Total operating revenue for 1994 was $183.6 million, a decrease of 8.5% from $200.7 million in 1993. Excluding revenue from the Northern California residential brokerage operations and real estate advisory services which were sold during the first quarter of 1993, and certain other offices which at the end of 1993 were sold, closed, or expected to be closed, as well as government contracting business conducted through April 1994, operating revenue of $183.1 million increased by $17.0 million or 10.2% over 1993.

Operating revenue from commercial brokerage offices increased in 1994 by $10.2 million or 7.2% over 1993. Increases in operating revenue occurred primarily in the Pacific Northwest region and the Midwest/Texas area of the Eastern region as a result of improving markets for commercial real estate and the Company's increasing market share in specific markets.

Operating revenue from the Company's residential brokerage operations of $20.3 million in 1993 consisted of $3.1 million from the Northern California operations which were sold in March 1993 and $17.2 million from the Southern California operations. The Company fully reserved for the closure/sale of its remaining residential brokerage operations in Southern California during the fourth quarter of 1993, therefore, operating revenues and expenses from the Southern California operations were included in "Other income, net" in 1994, but have no impact on net income.

Real estate services fees, commissions and other fees of $31.6 million in 1994 decreased by $7.0 million or 18.2% from $38.6 million in 1993. The decrease in revenues relates primarily to the closure, or provision to close, certain mortgage brokerage, appraisal and consulting offices at the end of 1993.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission levels. Salespersons' participation expense as a percentage of total operating revenue decreased from 49.9% in 1993 to 47.7% in 1994. The decrease in participation expense as a percentage of revenue was primarily related to the fact that the Company did not reflect the revenues or expenses of the Southern California residential brokerage operations in operating income for 1994, as the provision for the closure of such operations was recorded at the end of 1993. Excluding the impact of residential brokerage operations from 1993, participation expense as a percentage of revenue was virtually the same as 1994 at 47.8%.

Total costs and expenses, other than salespersons' participation expense, of $91.9 million for 1994 decreased by 21.1% from $116.5 million in 1993. The decrease primarily resulted from a decrease in special charges and unusual items and, as explained below, because the expenses of the residential brokerage operations are included in "Other income, net" in 1994. Further excluding the cost and expenses of businesses closed or sold in 1993 and 1994, and the special charges and unusual items, 1994 costs and expenses increased by $4.2 million or 4.7% over 1993. Such expense increases were primarily a result of several key management positions being filled in the latter part of 1993 and additional investments in technology anticipated to improve profits in future years.

The Company recorded favorable adjustments of $2.2 million to special charges and unusual items in 1994 as a result of reversals of previously established reserves associated with the closure of certain offices which were accomplished more efficiently than initially estimated at the end of 1993, and the sale of the Company's remaining residential brokerage operations in November 1994. In 1993, special charges and unusual items of $13.5 million were recorded including the write-down of the remaining unamortized goodwill of $10.1 million, office closure and severance costs of $2.9 million and other charges of $500,000 as described further below.

During the years 1990 through 1993, the Company incurred special charges and unusual items as a result of efforts to reposition the Company to operate more efficiently in response to recessionary market conditions. During late 1992 and through 1994, the Company retained a new executive management team and completed certain recapitalization transactions necessary for the business to continue as a going concern (see Item 1, "Business" and Note 4 of Notes to Consolidated Financial Statements). Such efforts included downsizing operations and focusing the Company's activities on its core businesses, as well as realigning into a more centralized operation with less middle management.

The Company's evaluation of the carrying value of goodwill for 1991, 1992 and 1993 was significantly impacted by a continuation of the recessionary cycle and the severe downturn in the real estate markets. In 1991 and 1992, the Company wrote-off goodwill of $18.9 million and $29.5 million, respectively, associated with business entities acquired in a period of rapid expansion during the 1980's when real estate activity was at increased levels and profit margins were substantially higher than those found in the market today. The Company's analysis of goodwill performed in the fourth quarter of 1993 indicated that the commercial brokerage business would operate at a loss without the planned restructuring and recapitalization efforts and would, therefore, be unable to recover goodwill. Accordingly, the remaining goodwill of $10.1 million was written off as of December 31, 1993.

As part of new management's comprehensive reevaluation of the Company's business strategy at the end of 1993, the Company determined that it would close certain offices and terminate certain employees. Accordingly, as of December 31, 1993, the Company accrued $3.4 million related to office lease termination and other miscellaneous office closing costs, net of expected sublease income. Based on historical operating results, the Company expected that future operating results would be positively impacted by approximately $1.7 million per annum as a result of the closing of offices, termination of employees and other restructuring efforts. The Company began implementation of these restructuring efforts during the first quarter of 1994 and substantially completed them by December 31, 1994. During 1994, the Company paid $3.5 million in cash and made non-cash reductions of $2.2 million to the severance obligation and office closure reserves.

Interest expense to related parties of $2.8 million in 1994 increased by $349,000 over the 1993 amount of $2.5 million primarily as a result of interest on the interim financing loan provided by Warburg, Pincus Investors, L.P. ("Warburg") in connection with the 1994 Recapitalization ($175,000) and higher interest on the revolving credit facility related to greater use in 1994 compared to 1993 ($142,000).

INCOME TAXES

The 1994 provision for income taxes was $307,000 compared to $575,000 in 1993. The 1994 tax provision consists of federal, state and local income taxes assessed on profitable subsidiaries of the Company, whereas the 1993 tax provision has no federal income tax component. The 1994 federal income tax component relates solely to the Company's subsidiary Axiom, which reports on a separate basis for tax purposes.

The Company reported a taxable loss of $8.7 million on its 1993 consolidated federal income tax return and estimates that it will report a taxable loss of approximately $13 million for 1994. As of December 31, 1994, the Company had net current and noncurrent deferred tax assets of $4.5 million and $21.2 million, respectively. Approximately $12.8 million of the net noncurrent deferred tax assets relate to tax net operating loss carryforwards which will be available to offset future taxable income through 2009. The Company has recorded a valuation allowance for the entire amount of the net current and noncurrent deferred tax assets as of December 31, 1994 and will continue to do so until such time that management believes that it is more likely than not that the Company will generate taxable income sufficient to realize such tax benefits. See Note 5 of Notes to Consolidated Financial Statements for additional information.

NET INCOME

Net income of $2.3 million for 1994 compared favorably to a net loss of $18.2 million for the previous year. Net income for 1994 included $2.2 million of favorable adjustments to special charges and unusual items, whereas the net loss for 1993 included charges of $13.5 million. Net loss per common share was $.05 in 1994 compared to a net loss per common share of $5.08 in 1993. Net loss applicable to common stockholders is calculated by reducing net income (loss) by undeclared dividends and accretion of liquidation preference on preferred stock of $2.6 million and $2.2 million in 1994 and 1993, respectively.

STOCKHOLDERS' DEFICIT

During 1994, stockholders' deficit decreased by $43.4 million from 1993 year-end primarily as a result of 1994 net income of $2.3 million; common stock issued in connection with the 1994 Recapitalization of $9.9 million and $681,000 issued in connection with litigation settlements; and reclassification of preferred stock of $32.1 million as a result of the elimination of the mandatory redemption provision in connection with the 1994 Recapitalization, net of $2.2 million of undeclared dividends (accretion of liquidation preference) on preferred stock. The book value per common share increased from $(16.96) at December 31, 1993 to $(2.90) per common share at December 31, 1994 as a result of the above mentioned changes and the increase in the number of shares of common stock outstanding from approximately 4.1 million at December 31, 1993, to 8.8 million at December 31, 1994, primarily related to the 1994 Recapitalization.

1993 COMPARED TO 1992

OPERATING REVENUE

Total operating revenue for 1993 was $200.7 million, a decrease of 10.0% from $223.0 million in 1992. The decrease was the result of the sales of the Northern California residential brokerage operations and real estate advisory services during the first quarter of 1993. Excluding these operations, operating revenue increased 5.0% to $197.3 million in 1993 compared to $188.0 million in 1992.

Operating revenue from commercial brokerage offices increased in 1993 by $4.9 million or 3.5% over 1992. This was the first year-to-year increase in operating revenue from the commercial brokerage operations since 1988. Increases in operating revenue occurred in the Eastern and Pacific Southwest regions, partially offset by a decline in the Pacific Northwest region.

Operating revenue from the Company's residential brokerage operations of $20.3 million in 1993 decreased by $28.9 million or 58.8% from 1992, primarily due to the sale of the Company's Northern California residential brokerage operations. The Northern California residential brokerage operations contributed $3.1 million to 1993 operating revenue compared to $33.1 million in 1992. Operating revenue from the remaining Southern California residential brokerage operations increased in 1993 by $1.0 million to $17.2 million or 5.9% over 1992. The increase in operating revenue was attributable to increased residential buyer activity resulting primarily from lower interest rates during 1993.

Real estate services fees, commissions and other fees of $38.6 million in 1993 increased by $881,000 or 2.3% over 1992. The increase relates primarily to higher revenue from the property management and mortgage brokerage operations of $5.1 million net of a decrease in appraisal and consulting and other revenues of approximately $4.2 million.

COSTS AND EXPENSES

Salespersons' participation expense as a percentage of total operating revenue decreased from 52.5% in 1992 to 50.0% in 1993. The decrease in participation as a percentage of revenue was primarily the result of the sale of the Northern California residential brokerage operations.

Total costs and expenses, other than salespersons' participation expense, of $116.5 million for 1993 decreased by 27.9% from $161.7 million in 1992. The decrease primarily resulted from a decrease in special charges and unusual items (see discussion below) to $13.5 million in 1993 from $44.9 million incurred in 1992. Additionally, cost and expenses decreased in 1993 as compared to 1992 as a result of the sales of the Northern California residential brokerage operations and real estate advisory operations. Further excluding the cost and expenses of the real estate advisory and Northern California residential brokerage operations, and the special charges and unusual items, 1993 cost and expenses decreased by 3.8% or $4.1 million from 1992. This reduction in operating expenses was primarily attributable to management's efforts to aggressively reduce fixed overhead expenses by closing unprofitable field offices and streamlining operations.

The Company recorded special charges and unusual items of $13.5 million in 1993 and $44.9 million in 1992. As described above, goodwill write-downs of $10.1 million and $18.9 million were recorded in 1993 and 1992, respectively, as a result of management's determination that goodwill would not be recoverable from future operations. In connection with the related management decisions to downsize and realign operations, severance, office closure and other costs were accrued in the amounts of $3.4 million and $7.0 million in 1993 and 1992, respectively. Additionally, the 1992 special charges and unusual items include $16.2 million in reserves for claims and settlements in connection with several significant lawsuits and potential liability exposure arising from the Company's brokerage business, as well as reserves of $2.8 million for the decline in the value of properties held in joint ventures and partnerships.

Interest expense to related parties of $2.5 million in 1993 decreased by $1.7 million from $4.2 million in 1992 primarily related to the January 1993 exchange of $15 million of the then outstanding 10.65% Subordinated Notes for 150,000 shares of 5% Junior Convertible Preferred Stock and five-year warrants to purchase 200,000 shares of common stock at $5.50 per share. This transaction resulted in a $1.6 million reduction to interest expense in 1993 when compared to 1992.

INCOME TAXES

The 1993 provision for income taxes was $575,000 compared to $605,000 in 1992. The tax provisions consist of state and local income taxes assessed on profitable subsidiaries of the Company.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, which was issued in February, 1992. SFAS No. 109 supersedes SFAS No. 96, Accounting for Income Taxes, which was adopted by the Company in 1987, and changes the criteria for recognition and measurement of deferred tax assets. As permitted under SFAS No. 109, the Company elected not to restate the financial statements of prior years. The cumulative effect of the change and the effect of the change on pretax income for the year ended December 31, 1993 was not material.

NET LOSS

The net loss for 1993 was $18.2 million compared to a net loss of $59.7 million for the previous year. Net loss per common share was $5.08 in 1993 compared to a net loss per common share of $17.01 in 1992, giving effect to the one-for-five reverse stock split on January 29, 1993. Losses in 1993 and 1992 were primarily the result of the special charges and unusual items of $13.5 million and $44.9 million, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

During 1994, cash and cash equivalents increased by $7.0 million over the 1993 year-end level. The increase was attributable to cash provided by financing activities of $9.3 million, net of cash used in investing and operating activities of $1.9 million and $466,000, respectively. Net cash provided by financing activities of $9.3 million consisted primarily of the gross consideration of $10.4 million from the 1994 Recapitalization in November 1994, net of $641,000 of debt refinancing and offering costs. Outstanding borrowings of $6.2 million under the Warburg interim financing loan were repaid from Warburg's purchase of common stock under its Standby Agreement. Net cash used in investing activities of $1.9 million in 1994 primarily relates to $2.2 million of purchases of equipment and leasehold improvements. Net cash used in operating activities was significantly impacted by claims and settlements, office closure and severance costs for which reserves were provided at the end of 1993 and 1992 (see Consolidated Statements of Cash Flows, decrease in other liability accounts). Excluding such items from the net cash used in operating activities in 1994 would have resulted in $9.5 million of positive cash flow from operations.

The Company has historically experienced the highest use of operating cash in the first quarter of the year, primarily related to the payment of year-end compensation and deferred commissions payable balances which attain peak levels as a result of fourth quarter business activity. Additionally, quarterly revenues are typically at their lowest level in the first quarter.

As of December 31, 1994, the Company had current accrued severance and office closure costs of approximately $2.2 million of which $876,000 of accrued severance costs and $893,000 of accrued office closure costs, net of expected sublease income, are expected to be paid in cash. As of December 31, 1994, the Company had long-term accrued severance costs of $277,000 which are expected to be paid in cash in 1996. Approximately $1.5 million of the $2.2 million of long-term accrued office closure costs, net of expected sublease income, is expected to be paid in cash over the next seven years (see Note 8 of the Notes to Consolidated Financial Statements). The funding of these cash requirements is expected to come from cash flow from operations.

During 1994, working capital improved by $25.1 million from a deficit of $17.8 million at December 31, 1993, to $7.3 million at December 31, 1994. The improvement was primarily related to the $8.6 million reclassification of debt (Revolving Credit Note and Senior Notes) from current to noncurrent as a result of the 1994 Recapitalization described below, a $6.2 million reclassification of accrued claims and settlements from current to noncurrent and an increase in cash and cash equivalents of $7.0 million. The reclassification of accrued claims and settlements from current to noncurrent was the result of management's change in the estimate, upon consultation with counsel, of the expected timing of the resolution of current litigation.

During 1994, the Company made significant progress towards restructuring its long-term debt and equity. Through a Stockholders Rights Offering which was completed in November 1994, common stockholders, other than Warburg and Prudential, purchased 84,542 shares of common stock for total proceeds of $201,000 and pursuant to a Standby Agreement, Warburg purchased 4,277,433 shares of common stock for total proceeds of $10.2 million. Warburg paid for its shares with $4.0 million in cash and through cancellation of $6.2 million of indebtedness outstanding under its interim financing loan.

Debt agreements with Prudential were modified to provide, among other things, deferral of principal payments until November 1, 1997 and thereafter on the $15 million of principal amount of the 9.9% Senior Notes, 10.65% Payment-in-Kind Notes and the Revolving Credit Note which would have been due from 1994 through 1996 (see Note 4 of Notes to Consolidated Financial Statements).

Certain provisions of the Company's outstanding convertible preferred stock were amended to provide for, among other things, elimination of the mandatory redemption and certain anti-dilution provisions and an increase in the dividend rate commencing in 2002. Additionally, Warburg and Prudential were issued additional warrants to purchase common stock and certain terms of existing warrants were modified.

The Company believes that its short-term and long-term cash requirements will be met by operating cash flow. With the completion of the 1994 Recapitalization and development of its 1995 business plan, management believes it will be able to clearly focus on expanding its core commercial real estate business and should be well prepared to take advantage of the improving markets for commercial real estate. However, if the Company's goals are not substantially achieved because of adverse economic conditions or other unfavorable events, the Company may find it necessary to further reduce expense levels, or undertake other actions as may be appropriate. In such event, the Company anticipates that its ability to raise financing on acceptable terms would be severely limited and there can be no assurance that the Company would be able to raise additional financing.

DIVIDENDS

Any dividend payments by the Company on the common stock will be subject to restrictions on the payment of dividends in the Prudential debt agreements and the payment of all accrued and unpaid dividends on the Preferred Stock. Any dividend payments by Axiom will be subject to restrictions in its credit facility agreement with IBM.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Axiom Real Estate Management, Inc., a 74% owned subsidiary, which statements reflect total assets of $6,445,166 and $5,837,845 as of December 31, 1994 and 1993, respectively, and total revenues of $22,533,316, $21,422,586 and $7,054,979 for the years ended December 31, 1994 and 1993 and the period September 1, 1992 through December 31, 1992. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Axiom Real Estate Management, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



San Francisco, California                               Ernst & Young LLP
February 8, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors
Axiom Real Estate Management, Inc.:



We have audited the accompanying balance sheets of Axiom Real Estate Management, Inc. as of December 31, 1994 and 1993 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiom Real Estate Management, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Pittsburgh, Pennsylvania                                Coopers & Lybrand L.L.P.
January 27, 1995

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                                (IN THOUSANDS)

                                    ASSETS


                                                       1994            1993
                                                      ------          ------
Current assets
  Cash and cash equivalents                       $  23,371        $  16,406
  Receivables:
    Real estate brokerage commissions                 4,500            6,451
    Real estate services fees and other
      commissions                                     3,317            2,312
    Other receivables                                 3,116            4,865
   Prepaids and other current assets                  2,222            2,628
                                                    -------           ------
      Total current assets                           36,526           32,662



Noncurrent assets
  Real estate brokerage commissions receivable          454            1,155
  Real estate investments held for sale and
    real estate owned                                 1,016            1,305
  Equipment and leasehold improvements, net           5,203            5,063

  Other assets                                        2,230            2,000
                                                     ------           ------
      Total assets                                $  45,429        $  42,185
                                                     ======           ======



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   GRUBB AND ELLIS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)

                                  LIABILITIES


                                                                                       1994              1993
                                                                                    ---------         ---------
Current liabilities
  Notes payable and current portion of long-term debt                             $       508       $       506
  Current portion of notes payable and long-term debt to
    related party                                                                         -               8,830
  Accounts payable                                                                      1,764             1,873
  Compensation and employee benefits payable                                            8,556            11,817
  Deferred commissions payable                                                          5,195             2,814
  Accrued severance obligations                                                           876             2,883
  Accrued office closure costs                                                          1,346             3,043
  Accrued claims and settlements                                                        2,502            10,375
  Other accrued expenses                                                                8,430             8,363
                                                                                   ----------        ----------
      Total current liabilities                                                        29,177            50,504

Long-term liabilities
  Long-term debt, net of current portion                                                  391               900
  Long-term debt to related party, net of current portion                              25,292            15,237
  Accrued claims and settlements                                                       13,404             9,678
  Accrued severance obligations                                                           277               555
  Accrued office closure costs                                                          2,220             4,043
  Other                                                                                   154               235
                                                                                   ----------       -----------
      Total liabilities                                                                70,915            81,152

REDEEMABLE PREFERRED STOCK
12% Senior Convertible Preferred Stock, $100.00 per share
  redemption value; 137,160 shares outstanding                                            -              14,365

5% Junior Convertible Preferred Stock, $100.00 per share
  redemption value; 150,000 shares outstanding                                            -              15,535
                                                                                   ----------       -----------
      Total redeemable preferred stock                                                    -              29,900
                                                                                   ----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value:  1,000,000 shares
  authorized; 137,160 shares of 12% Senior Convertible
  Preferred Stock and 150,000 shares of 5% Junior                                      32,143                -
  Convertible Preferred Stock outstanding

Common stock, $.01 par value: 25,000,000 shares
  authorized; 8,797,377 and 4,060,271 shares issued and
  outstanding at December 31, 1994 and 1993, respectively                                  89                41

Additional paid-in-capital                                                             56,917            48,070

Retained earnings (deficit)                                                          (114,635)         (116,978)
                                                                                   ----------       -----------
    Total stockholders' equity (deficit)                                              (25,486)          (68,867)
                                                                                   ----------       -----------
    Total liabilities and stockholders' equity (deficit)                          $    45,429      $     42,185
                                                                                   ==========       ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)


                                                                       1994                1993              1992
                                                                    ---------           ---------         ---------
Revenue
   Commercial real estate brokerage commissions                     $ 152,031           $ 141,875         $ 136,082
   Residential real estate brokerage commissions                         -                 20,266            49,171
   Real estate services fees, commissions and other                    31,571              38,590            37,709
                                                                    ---------           ---------         ---------
     Total revenue                                                    183,602             200,731           222,962
                                                                    ---------           ---------         ---------
Cost and expenses
   Real estate brokerage and other commissions                         87,578             100,250           117,154
   Selling, general and administrative                                 48,456              55,958            64,607
   Salaries and wages                                                  43,706              44,780            48,412
   Depreciation and amortization                                        1,981               2,287             3,802
   Special charges and unusual items                                   (2,241)             13,494            44,879
                                                                    ---------           ---------         ---------
     Total costs and expenses                                         179,480             216,769           278,854
                                                                    ---------           ---------         ---------
       Total operating income (loss)                                    4,122             (16,038)          (55,892)

Other income and expenses
   Interest income                                                        574                 442               529
   Other income, net                                                      806                 551               672
   Interest expense                                                       (51)               (136)             (155)
   Interest expense to related parties                                 (2,801)             (2,452)           (4,225)
                                                                    ---------           ---------         ---------
     Income (loss) before income taxes                                  2,650             (17,633)          (59,071)
Provision for income taxes                                               (307)               (575)             (605)
                                                                    ---------           ---------         ---------
       Net income (loss)                                            $   2,343           $ (18,208)        $ (59,676)
                                                                    =========           =========         =========
Net loss applicable to common stockholders, net of
   dividends in arrears and accretion of
   liquidation preference on preferred stock in the
   amount of $2,611, $2,196 and $0 in 1994, 1993
   and 1992, respectively                                           $    (268)          $ (20,404)        $ (59,676)

Net loss per common share and equivalents, giving
   retroactive effect to the one-for-five reverse
   stock split on January 29, 1993                                  $    (.05)          $   (5.08)        $  (17.01)

Weighted average common shares outstanding giving
   retroactive effect to the one-for-five reverse
   split on January 29, 1993                                        4,934,806           4,019,795         3,509,303


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)

                                                  Common Stock
                                           ---------------------------
                                           Outstanding                      Preferred
                                             Shares            Amount         Stock
                                           ---------          --------      ---------

Balance as of December 31, 1991            16,758,016        $ 16,758       $    -

Common stock issued for:
  Defined contribution plan                   211,753             212            -
  Compensation in lieu of cash                905,749             905            -
  Employee common stock purchase
    agreements and exercises of
    common stock options, net of
    common stock tendered                      94,165              94            -
Acquisition earnouts                           37,798              38            -
Net loss                                        -                -               -
                                           ----------        --------       ---------
  Balance as of December 31, 1992          18,007,481          18,007            -

Effect of one-for-five reverse
  stock split and change in par
  value from $1.00 to $0.01 per
  share                                   (14,405,985)        (17,971)           -
Accretion of liquidation
  preference on preferred stock                 -                -               -
Common stock issued for:
  Exercise of Prudential warrant              397,549               4            -
  Rights redemption                            42,400               1            -
  Employee common stock purchase
    agreements and exercise of
    common stock options, net of
    common stock tendered                      14,161            -               -
Acquisition earnouts                            4,665            -               -
Net loss                                        -                -               -
                                           ----------        --------       ---------
  Balance as of December 31, 1993           4,060,271              41            -

Accretion of liquidation
  preference on preferred stock                 -                -               -
Elimination of mandatory
  redemption provision on
  preferred stock:
    12% Senior Convertible
      Preferred Stock                           -                -             15,945
    5% Junior Convertible
      Preferred Stock                           -                -             16,198
Warrants issued in connection
  with 1994 Recapitalization                    -                -               -
Common stock issued for:
  Stockholder rights offering and
    standby commitment                      4,361,975              44            -
  Litigation settlements                      299,898               3            -
  Employee common stock purchase
    agreements                                 14,525            -               -
 Employee 401(k) plan
    matching contribution                      60,708               1            -
Net income                                      -                -               -
                                           ----------        --------       ---------
  Balance as of December 31, 1994           8,797,377        $     89       $  32,143
                                           ==========        ========       =========

                                                                                                 Total
                                                  Additional               Retained          Stockholders'
                                                   Paid-in-                Earnings             Equity
                                                   Capital                 (Deficit)           (Deficit)
                                                   -------                 ---------           ---------
Balance as of December 31, 1991                    $28,802                $ (39,094)           $  6,466

Common stock issued for:
  Defined contribution plan                             79                     -                    291
  Compensation in lieu of cash                         405                     -                  1,310
Employee common stock purchase
    agreements and exercises of
    common stock options, net of
    common stock tendered                                6                     -                    100
Acquisition earnouts                                    13                     -                     51
Net loss                                                 -                  (59,676)            (59,676)

  Balance as of December 31, 1992                   29,305                  (98,770)            (51,458)

Effect of one-for-five reverse
  stock split and change in par
  value from $1.00 to $0.01 per
  share                                             17,971                     -                   -
Accretion of liquidation
  preference on preferred stock                     (2,196)                    -                 (2,196)
Common stock issued for:
  Exercise of Prudential warrant                     2,898                     -                  2,902
  Rights redemption                                    -                       -                      1
  Employee common stock purchase
    agreements and exercise of
    common stock options, net of
    common stock tendered                               70                     -                     70
Acquisition earnouts                                    22                     -                     22
Net loss                                               -                    (18,208)            (18,208)
                                                   -------                ---------            --------
  Balance as of December 31, 1993                   48,070                 (116,978)            (68,867)

Accretion of liquidation
  Preference on preferred stock                     (2,173)                    -                 (2,173)
Elimination of mandatory
  redemption provision on
  preferred stock:
    12% Senior Convertible
      Preferred Stock                                  -                       -                 15,945
    5% Junior Convertible
      Preferred Stock                                  -                       -                 16,198
Warrants issued in connection
  with 1994 Recapitalization                           259                     -                    259
Common stock issued for:
  Stockholder rights offering and
    standby commitment                               9,847                     -                  9,891
  Litigation settlements                               678                     -                    681
  Employee common stock purchase
    agreements                                          47                     -                     47
  Employee 401(k) plan
    matching contribution                              189                     -                    190
 Net income                                            -                      2,343               2,343
                                                   -------                ---------            --------
   Balance as of December 31, 1994                 $56,917                $(114,635)           $(25,486)
                                                   =======                =========            ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                (IN THOUSANDS)

                                                                      1994               1993                 1992
                                                                      ----               ----                 ----
Cash Flows From Operating Activities:
  Net income (loss)                                                 $  2,343         $  (18,208)           $(59,676)
Adjustments to reconcile net income (loss) to net cash used
    by operating activities:
  Gain (loss) on sale of real estate and other assets                    -                   20                (556)
  Loss from equity investments                                           -                  -                   190
  Depreciation and amortization                                        1,981              2,287               3,802
  Increase (decrease) in real estate brokerage commissions
    receivable valuation allowances                                   (1,909)                25               1,981
  Other non-cash charges related to special charges
    and unusual items                                                 (2,241)            13,494              44,879
  Decrease in real estate brokerage commissions receivable             4,561              3,270               2,697
  Decrease (increase) in other asset accounts                          1,047             (2,446)              3,070
  Increase (decrease) in accounts payable                               (109)            (1,153)              1,704
  Increase (decrease) in deferred commissions payable                  2,381                900                (857)
  Decrease in other liability accounts                                (8,520)            (1,589)                (62)
                                                                    --------         ----------          ----------
       Net cash used in operating activities                            (466)            (3,400)             (2,828)
                                                                    --------         ----------          ----------
Cash Flows From Investing Activities:
  Proceeds from sale of assets                                           -                3,350               3,747
  Purchases of equipment and leasehold improvements                   (2,230)            (3,115)             (1,577)
  Proceeds from disposition of real estate joint ventures
    and real estate owned                                                344                389                 526
  Distribution from (advances to) real estate joint ventures              20                 76                (152)
  Cash payments for acquisition earnout agreements                       -                  -                   (51)
                                                                    --------         ----------            --------
       Net cash provided by (used in) investing activities            (1,866)               700               2,493
                                                                    --------         ----------            --------
Cash Flows From Financing Activities:
  Proceeds from issuance of preferred stock                              -               13,750                 -
  Offering costs related to issuance of preferred stock                  -               (1,281)                -
  Proceeds from borrowing                                              6,000              8,000                 700
  Repayment of notes payable                                            (263)            (9,067)             (1,690)
  Proceeds from issuance of common stock                               4,201                 58                 104
  Costs related to Rights Offering and issuance of common stock         (586)               -                   -
  Costs related to debt refinancing                                      (55)               -                   -
                                                                    --------         ----------            --------
     Net cash provided by (used in) financing activities               9,297             11,460                (886)
                                                                    --------         ----------            --------
Net increase (decrease) in cash and cash equivalents                   6,965              8,760              (1,221)
Cash and equivalents at beginning of the year                         16,406              7,646               8,867
                                                                    --------         ----------            --------
Cash and cash equivalents at end of the year                        $ 23,371         $   16,406            $  7,646
                                                                    ========         ==========            ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and controlled partnerships (the "Company"). The Company consolidates its majority owned subsidiary, Axiom Real Estate Management, Inc. ("Axiom"), which provides real estate property and facilities management services. However, of the seven members of Axiom's Board of Directors, the Company may elect only two and the minority shareholder may elect one. The Company and the minority shareholder voting together as a class may elect four additional directors, including the Chief Executive Officer, Chief Operating Officer and two unaffiliated directors, one of whom is nominated by the Company and one of whom is nominated by the minority shareholder. All significant intercompany accounts and transactions with unconsolidated joint ventures and partnerships accounted for under the equity method of accounting have been eliminated.

Revenue Recognition:

     Real estate sales commissions are generally recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, title to real property has passed from seller to buyer, if applicable, and no contingencies exist with respect to entitlement to the payment. Real estate leasing commissions are generally recognized at the earlier of receipt of payment or tenant occupancy, assuming the Company has possession of a signed lease agreement and no significant contingencies exist. All other commissions and fees are recognized at the time the related services have been performed by the Company, unless significant future contingencies exist.

     "Other income, net" includes revenues and expenses recognized subsequent to 1993 related to offices which the Company determined in 1993 to close in 1994. Such revenues and expenses were $17,939,000 and $17,939,000, respectively, in 1994. Also included are the revenues and expenses of miscellaneous transactions and the disposition of real estate investments.

Costs and Expenses:

     Real estate brokerage and other commission expense (salespersons' participation) is recognized concurrently with the recording of the related revenue. All other costs and expenses are recognized when incurred.

Equipment and Leasehold Improvements:

     Equipment and leasehold improvements are recorded at cost. Depreciation of equipment is computed using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over their useful lives not to exceed the terms of the respective leases. Maintenance and repairs are charged to expense as incurred.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accrued Claims and Settlements:

     The Company maintains partially self-insured programs for errors and omissions, general liability, workers' compensation and certain employee health care costs. Reserves for such partially self-insured programs are included in accrued claims and settlements and are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims, net of expected insurance reimbursements.

Income Taxes:

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

Earnings (Loss) Per Common Share and Equivalents:

     Earnings (loss) per common share and equivalents computations are based on the weighted average number of common shares outstanding after giving effect to potential dilution from common stock options and warrants. Primary earnings
(loss) per common share is the same as fully diluted earnings (loss) per common share for each year presented. Common share and per share amounts have been adjusted to give retroactive effect to the one-for-five reverse stock split on January 29, 1993. The calculation of earnings (loss) per common share includes net income (loss) adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to accretion of liquidation preference (for the periods during which the preferred stock was subject to mandatory redemption) and undeclared dividends as follows (in thousands):


                                                                Cumulative
                                           1994        1993       Total
                                          ------      ------     -------
Junior Convertible Preferred Stock:
  Accretion of liquidation preference     $  653      $  687     $ 1,340
  Undeclared dividends                       131          -          131
Senior Convertible Preferred Stock:
  Accretion of liquidation preference      1,520       1,509       3,029
  Undeclared dividends                       307          -          307
                                          ------      ------     -------
                                          $2,611      $2,196     $ 4,807
                                          ======      ======     =======

Cash and Cash Equivalents:

     The Company had cash balances of $2,096,000 and $1,275,000 at December 31, 1994 and 1993, respectively, restricted to use for errors and omissions insurance claims associated with the Company's errors and omissions insurance captive. Additionally, Axiom had cash balances of $2,490,000 and $1,103,000 at December 31, 1994 and 1993, respectively, which as a result of the structuring of the Company's majority ownership interest in Axiom, were not available for use by the Company.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Cash and Cash Equivalents (Continued):

     For purposes of the Statement of Cash Flows, cash equivalents include investments in highly liquid debt instruments which are purchased with a maturity of ninety days or less. Cash payments for interest for the three years ended December 31, 1994, 1993 and 1992 were approximately $1,418,000, $1,005,000 and $2,717,000, respectively. Cash payments for income taxes for the three years ended December 31, 1994, 1993 and 1992 were approximately $363,000, $515,000 and $949,000, respectively.


Real Estate Investments:

     Real estate investments held for sale are recorded at the lower of cost or net realizable value. The Company had a valuation allowance on real estate investments and real estate owned of approximately $3,778,000 and $3,792,000 at December 31, 1994 and 1993, respectively. In connection with the disposition of real estate investments, the Company sold a property in 1993 with a book value of approximately $413,000 in exchange for a note receivable of $1,190,000. As of December 31, 1994, the note receivable balance was $1,085,000 and revenue of $884,000 has been deferred and will be recognized under the cost recovery method.


Reclassifications:

     Certain prior year amounts have been reclassified to conform to the current year's presentation.


2. REAL ESTATE BROKERAGE COMMISSIONS RECEIVABLE

     Real estate brokerage commissions receivable consisted of the following at December 31, 1994 and 1993 (in thousands):

                                               1994             1993
                                             -------          -------

     Commissions receivable                  $17,484          $22,584
     Salespersons' participation              (9,412)          (9,951)
     Allowance for uncollectible accounts     (3,118)          (5,027)
                                             -------          -------
       Total                                   4,954            7,606
     Less portion classified as current        4,500            6,451
                                             -------          -------
     Noncurrent portion                      $   454          $ 1,155
                                             =======          =======

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements consisted of the following at December 31, 1994 and 1993 (in thousands):

                                                     1994         1993
                                                   -------       -------

    Office furniture and equipment                 $13,685       $12,701
    Leasehold improvements                           4,846         5,055
                                                   -------       -------
      Total                                         18,531        17,756
    Less accumulated depreciation and amortization  13,328        12,693
                                                   -------       -------
    Equipment and leasehold improvements, net      $ 5,203       $ 5,063
                                                   =======       =======


4. LONG-TERM DEBT AND RECAPITALIZATION

       Long-term debt consisted of the following at December 31, 1994 and 1993 (in thousands):

                                                   1994              1993
                                                 ---------         --------

    Senior Notes, 9.9%, due
      November 1, 1997 and 1998                  $  10,000         $    -

    Senior Notes, 9.9%, due November 1,
      1996 and thereafter as described below           -             10,000

    $10 million 10.65% PIK Notes, net,
      increasing to 11.65% effective
      January 1, 1996, due November 1,
      2000 and 2001                                 10,292              -


    $10 million 10.65% PIK Notes, net, due
      November 1, 1997 and thereafter as
      described below                                  -              9,067


    Revolving Credit Note at 3.5% above
      LIBOR, due November 1, 1999                    5,000              -


    Revolving Credit Note at 3.5% above
      LIBOR, due December 31, 1994                     -              5,000


    Other notes payable at various rates of
      interest, due through 2005                       899            1,406
                                                 ---------         --------
                                                    26,191           25,473

    Less portion classified as current                 508            9,336
                                                 ---------         --------

    Long-term portion                            $  25,683         $ 16,137
                                                 =========         ========

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

     Aggregate maturities of long-term debt, excluding discount amortization, for the next five years are as follows: 1995 - $508,000; 1996 - $78,000; 1997 -
$5,023,000; 1998 - $5,026,000; 1999 - $5,029,000; and thereafter, $10,850,000.

1994 Recapitalization:

     On November 1, 1994, the Company, Warburg, Pincus Investors, L.P. ("Warburg") and The Prudential Insurance Company of America ("Prudential") completed certain related party financing transactions (the "1994 Recapitalization") pursuant to agreements (the "Agreements") providing for, among other things, (1) additional equity capital through a rights offering and Standby Agreement by Warburg, (2) amendments to a debt agreement with Prudential, (3) issuance of additional warrants to purchase common stock of the Company and (4) amendments to the existing Junior and Senior Convertible Preferred Stock and warrants held by Warburg and Prudential. The debt amendments with Prudential include a provision for supplemental principal payments commencing July 1, 1998 if the Company meets certain financial tests. In addition, certain covenants of the debt agreement remain in place, but will not be in effect until April 1, 1997.

Stockholder Rights Offering:

     Through a Stockholder Rights Offering which expired October 31, 1994, common stockholders, other than Warburg and Prudential, purchased 84,542 shares of common stock at the subscription price of $2.375 per share for total proceeds of $201,000. Pursuant to a Standby Agreement, Warburg purchased 4,277,433 shares of common stock, not purchased by common stockholders in the Rights Offering, at the subscription price of $2.375 per share for total proceeds of approximately $10,159,000. As provided for in the Standby Agreement, Warburg paid for its shares with $4,000,000 in cash and through cancellation of $6,159,000 of indebtedness outstanding under an interim financing loan, including accrued interest of approximately $159,000. Warburg had made the interim financing loan pursuant to an agreement entered into in March 1994, which was terminated in connection with the consummation of the 1994 Recapitalization. Direct costs of $469,000 were capitalized in connection with the Stockholder Rights Offering.

9.9% Senior Notes:

     The 9.9% Senior Notes were issued to Prudential in 1986 and were subsequently modified in 1992 to require annual principal payments of $2 million on November 1, 1993 and 1994 and $3 million on November 1, 1995 and 1996. The 9.9% Senior Notes require semi-annual interest payments. No principal payments have been made on the 9.9% Senior Notes since the issue date. In connection with the 1994 Recapitalization, the principal payment terms were modified requiring two approximately equal installments on November 1, 1997 and 1998.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

10.65% Payment-in-Kind Notes:

     In January 1993, Prudential agreed, among other things, to convert $10 million of the then outstanding 10.65% Subordinated Notes into $10 million of 10.65% Payment-in-Kind Notes (the "10.65% PIK Notes") due November 1, 1999 (the "1993 Recapitalization"). The 10.65% PIK Notes require semi-annual interest payments, although until all of the 9.9% Senior Notes have been retired, the interest may be paid in kind by the issuance of additional 10.65% PIK Notes. Prior to the 1994 Recapitalization, principal payments were required in the amount of one third of the principal amount of the 10.65% PIK Notes outstanding on November 1 of each of 1997 and 1998 and all remaining outstanding principal amounts on November 1, 1999. In connection with the 1994 Recapitalization, the terms of the principal payments were modified requiring two approximately equal installments on November 1, 2000 and 2001. Additionally, the interest rate will increase from 10.65% to 11.65% per annum on January 1, 1996. Interest expense is being recorded on the level yield method at an effective yield rate of 11.5%. The outstanding amount of the 10.65% PIK Notes is net of $920,000 canceled by Prudential in payment of the exercise price of a warrant pursuant to the terms of the 1993 Recapitalization and unamortized discount of $323,000 and $493,000 at December 31, 1994 and 1993, respectively.

Revolving Credit Note:

     In January 1993, the Company issued to Prudential a $5 million Revolving Credit Note due December 31, 1994 as a modification of the 1991 revolving Line of credit which was to expire on February 15, 1993. The Revolving Credit Note bears interest at 3.5% above LIBOR and has certain repayment requirements and other financial covenants. Prior to the 1994 Recapitalization, upon maturity, the Company had the option of converting the note into a term note which would mature on December 31, 1996, have an interest rate of LIBOR plus 5% and require equal semi-annual principal payments beginning June 30, 1995. In connection with the 1994 Recapitalization, Prudential canceled the conversion option, extended the maturity date to November 1, 1999 and waived the Company's obligation to repay all of the outstanding principal for a 60-day period in 1994 and in subsequent years until after April 1, 1997.

Other Notes Payable:

     Other notes payable of the Company are secured by various assets with carrying values of approximately $6,856,000 and $6,249,000 at December 31, 1994 and 1993, respectively.

Axiom Credit Facility:

     The Company's subsidiary, Axiom, has a $2,050,000 credit facility with IBM which expires August 31, 1995. There were no borrowings outstanding under this credit facility as of December 31, 1994. This credit facility is collateralized by substantially all of Axiom's assets and contains certain covenants, including the maintenance of minimum levels of net worth, financial ratios and restrictions on the payments of dividends.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

Junior Convertible Preferred Stock:

     In January 1993, the Company issued 150,000 shares of 5% Junior Convertible Preferred Stock ("Junior Preferred") and five-year warrants to purchase 200,000 shares of common stock at an exercise price of $5.50 per share in exchange for $15 million of the then outstanding 10.65% Subordinated Notes. Each share of Junior Preferred is convertible, at the option of the holder, into shares of common stock of the Company determined by dividing the $100 stated value per share by the conversion price of $5.6085. Prior to the 1994 Recapitalization, each share of Junior Preferred was subject to mandatory conversion based on specific financial ratios and/or conditions. Holders of Junior Preferred are entitled to receive, out of any funds legally available, cumulative dividends payable in cash at a rate of 5% per annum compounded annually.

     The 1994 Recapitalization provided for the elimination of the mandatory redemption provision and an increase in the dividend rate effective January 1, 2002 to 10% per annum with further increases of 1% per annum effective January 1, 2003 and January 1, 2004 and 2% per annum effective January 1, 2005 and each January 1 thereafter.

     With respect to dividend rights and rights on redemption and liquidation, winding up and dissolution, the Junior Preferred ranks prior to any other equity securities of the Company, including all classes of common stock and any series of preferred stock of the Company other than the Senior Convertible Preferred Stock, which ranks prior to Junior Preferred.

     During 1994 and prior to the 1994 Recapitalization, the carrying value of the Junior Preferred was adjusted by accretion of liquidation preference due upon liquidation in the amount of $653,000, and accretion of direct costs of $27,000. On a cumulative basis, undeclared dividends and accretion of direct costs amounted to $1,340,000 and $58,000, respectively. In connection with the 1994 and 1993 Recapitalizations, the carrying value of the Junior Preferred was adjusted by direct costs of $17,000 and $183,000, respectively.

Senior Convertible Preferred Stock:

     In January 1993, the Company issued to Warburg and Joe F. Hanauer ("Hanauer") for $13,750,000 in cash, an aggregate of 137,160 shares of 12% Senior Convertible Preferred Stock ("Senior Preferred"), five-year warrants to purchase 500,000 and 200,000 shares of common stock at exercise prices of $5.00 and $5.50 per share, respectively, and five-year warrants to purchase up to 400,000 shares of common stock (the "Contingent Warrants") which become exercisable at a formula price only in the event the Company incurs a defined liability in excess of $1.5 million.

     Each share of Senior Preferred is convertible, at the option of the holder, into shares of common stock of the Company determined by dividing the $100 stated value per share by the conversion price of $2.6564 for Warburg and $2.6716 for Hanauer. Prior to the 1994 Recapitalization, each share of Senior Preferred was subject to mandatory conversion based on specific financial

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

Senior Convertible Preferred Stock (Continued):

ratios and/or conditions and anti-dilution provisions with respect to the issuance of common stock and common stock equivalents at less than the conversion price or exercise price. Holders of Senior Preferred are entitled to receive, out of any funds legally available, cumulative dividends payable in cash at a rate of 12% per annum compounded annually.

     The 1994 Recapitalization provided for the elimination of the mandatory redemption provision and an increase in the dividend rate so that at such time the dividend rate on the Junior Preferred increases above the dividend rate of the Senior Preferred, the dividend rate on the Senior Preferred will increase by the same amount. As a result of the application of the anti-dilution provisions previously existing in the Senior Preferred, the number of shares issuable upon conversion of the Senior Preferred increased from 4,551,201 shares to 5,161,456 shares. With respect to dividend rights and rights on redemption and on liquidation, winding up and dissolution, the Senior Preferred ranks prior to any other equity securities of the Company, including all classes of common stock and any other series of preferred stock of the Company.

     During 1994 and prior to the 1994 Recapitalization, the carrying value of the Senior Preferred was adjusted by accretion of liquidation preference due upon liquidation in the amount of $1,520,000 and the accretion of direct costs of $160,000. On a cumulative basis, undeclared dividends and accretion of direct costs amounted to $3,029,000 and $336,000, respectively. In connection with the 1994 and 1993 Recapitalizations, the carrying value of the Senior Preferred was adjusted by direct costs of $100,000 and $1,070,000, respectively.

New Warrants and Amendments to Existing Warrants:

     As consideration for acquiring shares of stock not purchased in the Stockholder Rights Offering in connection with the Standby Agreement, and agreeing to other financing transactions, the Company issued to Warburg a warrant to purchase 325,000 shares at an exercise price of $2.375 per share, exercisable within 5 years. As consideration for modifying the terms of the 9.9% Senior Notes, 10.65% PIK Notes and Revolving Credit Note, waiving noncompliance with and deferring application of certain covenants of the Prudential debt agreement, and agreeing to other financing transactions, the Company issued to Prudential a warrant to purchase 150,000 shares at an exercise price of $2.375 per share, exercisable within 5 years. Loan costs of $225,000 were capitalized in connection with the Prudential warrant and are being amortized over the weighted average remaining terms of the debt agreements with Prudential.

     In connection with the 1994 Recapitalization, the Company's warrants to purchase common stock issued to Warburg and Prudential in connection with the 1993 Recapitalization were amended to reduce the exercise price to $3.50 per share, eliminate certain anti-dilution provisions, and in the case of the warrants held by Prudential, extend the expiration date from January 1998 until December 1998. Prudential waived the anti-dilution provisions of its existing warrants in connection with the 1994 Recapitalization.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

As a result of the 1994 Recapitalization and application of the anti-dilution provisions previously existing in the warrants held by Warburg and Hanauer, the aggregate number of shares issuable upon conversion of such warrants increased from 726,182 to 1,034,885 shares. Loan costs of $34,000 were capitalized in connection with the Prudential warrant amendments and are being amortized over the weighted average remaining terms of the debt agreements with Prudential. The contingent warrants held by Warburg, originally issued with the Senior Preferred, to acquire up to 373,818 shares under certain circumstances, were canceled.

Prudential Long-term Debt Restrictions:

     In connection with the 1993 Recapitalization, Prudential and the Company signed an agreement (the "New Note Agreement") which contains significant restrictions on the payment of cash dividends and purchases of stock of the Company. The New Note Agreement also contains significant restrictions on the Company's (and certain of its subsidiaries') ability to, among other things, (i) incur debt and liens upon their properties, (ii) enter into guarantees and make loans, investments and advances, (iii) merge or enter into similar business combinations, (iv) conduct any business other than their present businesses, (v) sell assets, including receivables, (vi) make capital expenditures and (vii) enter into certain other transactions.

     The New Note Agreement between the Company and Prudential contains various affirmative and negative covenants, which require, among other things, that the Company (combined with certain of its subsidiaries and taken as a whole) maintain a ratio of consolidated current assets to consolidated current liabilities (the "Working Capital Ratio") as defined in the New Note Agreement, excluding the current portion of long-term debt, of greater than 1:1 at the end of each of its fiscal quarters.

     At December 31, 1993 the Company did not meet certain covenants and restrictions as established in the New Note Agreement, including the Working Capital Ratio. However, in connection with the 1994 Recapitalization, Prudential agreed to waive the requirements of the Working Capital Ratio, cumulative loss provisions and covenants restricting the Company's capital expenditures until April 1, 1997.

5. INCOME TAXES

     The provision for income taxes for the year ended December 31, 1994 consisted of federal, state and local income taxes. The provision for income taxes for the years ended December 31, 1993 and 1992 consisted entirely of state and local taxes due currently.

     At December 31, 1994, the following income tax carryforwards were available to the Company (in thousands):

                                                           Expiration
                                        Amount               Dates
                                       -------           ------------
Federal regular tax operating
  loss carryforwards                   $38,200           2001 to 2009

Federal investment tax credit
  carryforwards                        $   278           1998 to 2000

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. INCOME TAXES (CONTINUED)

     As of December 31, 1994, the Company had a federal tax net operating loss carryforward of $38.2 million and a federal investment tax credit carryforward of $278,000, after taking into effect the reduction in tax attributes resulting from the cancellation of indebtedness pursuant to Section 108(b)(2) of the Internal Revenue Code (the "Code"). The 1993 Recapitalization constituted an ownership change within the meaning of Section 382 of the Code thereby limiting the amount of post-ownership change taxable income which may be offset by the above net operating loss carryovers attributable to periods prior to the ownership change. The annual amount of net operating losses allowed under
Section 382 will be approximately $825,000. Net operating losses attributable to periods subsequent to the ownership change are approximately $21.7 million and are not subject to the limitation under Section 382.

     The Company's effective tax rate on its income (loss) before taxes differs from the statutory regular tax rate as follows:

                                               1994      1993     1992
                                               -----     -----    -----
Federal statutory rate                         35.0%     (35.0)%  (34.0)%
State income taxes (net of federal benefit)     3.7        3.3      1.0
Goodwill amortization                            -        20.9     11.6
Meals and entertainment                         5.2         -        -
Recognition of a deferred tax asset in the
    current period                            (32.3)        -        -
Losses for which no tax benefit was
    recorded in current period                   -        14.1     22.4
                                              ------      ------  ------
Effective income tax rate for the year         11.6%       3.3%     1.0%
                                              ======      ======  ======

     At December 31, 1994, net deferred tax assets totaled approximately $25.7 million. The total valuation allowance recognized for net deferred tax assets was also approximately $25.7 million. The valuation allowance decreased by approximately $900,000 during 1994.

     The differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets are: real estate investment valuation allowances, equity in partnership gains and losses, property and equipment depreciation and accrued expenses.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. INCOME TAXES (CONTINUED)


     The components of the Company's deferred tax (liabilities) and assets are as follows as of December 31, 1994 (in thousands):


Gross deferred tax liabilities - current
    Commission and fee reserves                                   $  (477)

Gross deferred tax assets - current
    Commission and fee reserves               $ 2,400
    Litigation accrual                            957
    Compensation accrual                        1,647
                                                -----
    Gross deferred tax assets - current                             5,004

Deferred tax assets valuation
  allowance - current                                              (4,527)
Gross deferred tax assets - noncurrent
    Investment in partnerships                     19
    Depreciation                                   33
    Investment tax credit                         278
    Commission and fee reserves                 2,917
    Litigation accrual                          5,127
    Net operating loss carryforwards           14,598
    Estimated net operating loss
      carryforward limitation under
      Code Section 382                         (1,765)
                                              -------
  Gross deferred tax assets - noncurrent                           21,207
Deferred tax assets valuation
  allowance - noncurrent                                          (21,207)
                                                                  -------
 Net deferred tax (liability) asset                               $   -
                                                                   ======

6. STOCK OPTIONS, STOCK PURCHASE AND EMPLOYEE 401(K) PLANS

Stock Option Plans:

     The information set forth below regarding stock option plans gives effect to the one-for-five reverse stock split in 1993. Changes in stock options were as follows for the years ended December 31, 1994, 1993 and 1992:

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. STOCK OPTIONS, STOCK PURCHASE AND EMPLOYEE 401(K) PLANS (CONTINUED)

Stock Option Plans (Continued):

                                      1994                           1993                             1992
                             -----------------------        -----------------------          -----------------------

                                             Exercise                       Exercise                        Exercise
                             Shares           Price         Shares           Price           Shares          Price
                             --------        --------       --------        --------         -------       ---------

Stock options
  outstanding at the
  beginning of the                           $2.88 to                       $5.00 to                       $5.00 to
  year                       727,701           $28.75       199,762           $51.88         209,159         $51.88

Granted or                                   $2.00 to                       $2.88 to                       $5.00 to
  regranted                   55,000            $3.13       662,000            $4.38          52,399         $10.00

Lapsed or                                    $3.50 to                       $5.00 to                       $5.00 to
  canceled                  (468,450)          $18.75      (129,395)          $51.88         (61,796)        $20.00

Exercised                       -                -           (4,666)        $6.88               -              -
                             -------         --------       -------         --------         -------       --------

Stock options
  outstanding at the                         $2.00 to                       $2.88 to                       $5.00 to
  end of the year            314,251           $28.75       727,701           $28.75         199,762         $51.88
                             -------         --------       -------         --------         -------       --------

Exercisable at end                           $2.88 to                       $6.25 to                       $11.25 to
  of the year                114,653           $28.75        51,680           $28.75         107,879          $51.88
                             =======         ========       =======         ========         =======       =========

      The Company's 1990 Amended and Restated Stock Option Plan as amended, provides for grants of options to purchase the Company's common stock. The plan was amended effective May 1993 to authorize a fixed number of 1,350,000 shares for the plan. At December 31, 1994, 1993 and 1992, 1,065,749, 627,633 and 70,282
shares were available for the grant of options, respectively. Stock options under this plan are granted at prices from 50% up to 100% of the market price per share at the dates of grant, the terms and vesting schedules of which are determined by the Compensation Committee of the Board of Directors.

     The Company's 1993 Stock Option Plan for Outside Directors provides for automatic grants to newly-elected non-management members of the Board of Directors of options to purchase 10,000 shares of common stock, at exercise prices set at the market price at the date of grant. The plan has authorized 50,000 shares for issuance. The options expire five years from the date of grant and vest over three years from such date. At December 31, 1994 and 1993, options to purchase 30,000 and 10,000 shares, respectively, were outstanding under the plan. As of December 31, 1994, 3,334 shares have vested.

Employee Common Stock Purchase Plan:

     In 1987, the Company adopted an employee stock purchase plan which enables eligible employees to purchase common stock of the Company at discounted prices. In August 1993, the plan was amended to authorize up to 200,000 shares of stock for issuance under this plan. As of December 31, 1994, 93,826 shares were available for issue. During 1994, 1993 and 1992, 6,174, 6,342 and 19,240 shares, respectively, were purchased under this plan.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. STOCK OPTIONS, STOCK PURCHASE AND EMPLOYEE 401(K) PLANS (CONTINUED)

Employee 401(k) Plans:

     The Company has a defined contribution plan covering eligible employees other than employees of Axiom. The Company contributes on a discretionary basis to the plan based upon specified percentages of voluntary employee contributions, which contributions may be made in common stock or cash, or a combination of both. Axiom has a 401(k) plan that does not provide for employer contributions to be made in stock. Discretionary contributions by the Company and other expenses for the plans amounted to approximately $548,390, $418,000, and $32,000 for 1994, 1993, and 1992, respectively.

7. RELATED PARTY TRANSACTIONS

     The Company participates in joint ventures, partnerships and trusts in which officers, directors and salespersons of the Company may also participate as investors. Such persons or their affiliates frequently provide property management and other real estate services to these entities, and such persons may manage or otherwise control such joint ventures or partnerships.

     Revenue earned by the Company for services rendered to affiliates, including joint ventures, officers and directors and their affiliates ("Related Parties"), was as follows for the years ended December 31, 1994, 1993, and 1992 (in thousands):

                                         1994          1993         1992
                                        ------        ------      -------

     Real estate brokerage              $  633        $  618      $   404
       commissions

     Real estate services
       fees and commissions             $1,489        $1,214      $ 1,235


     The Company rents office space from Related Parties. Such rent expense for the years ended December 31, 1994, 1993 and 1992 was $1,122,000, $1,312,000 and
$1,502,000, respectively.

     At December 31, 1993, the Company had $494,000 of notes and other receivables from Related Parties, which were fully reserved. See Note 4 to the Notes to Consolidated Financial Statements for information regarding long-term debt with Prudential, a Related Party.

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

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. RELATED PARTY TRANSACTIONS (CONTINUED)

     During 1993, the Company paid approximately $50,000, to a Related Party for administration of the Company's employee health plan for four of its offices.

     In connection with the 1993 Recapitalization, certain Related Parties received reimbursement of expenses totaling approximately $783,000, and one Related Party received fees of $325,000. In connection with the 1994 Recapitalization, the Company entered into agreements with certain Related Parties (see Note 4 to Notes to Consolidated Financial Statements) and paid approximately $70,000 in legal fees on behalf of Prudential.

8. COMMITMENTS AND CONTINGENCIES

Real Estate Joint Ventures and Partnerships:

     The Company has guaranteed, in the aggregate amount of $4 million, the contingent liabilities of one of its wholly-owned subsidiaries with respect to two limited partnerships in which the subsidiary formerly acted as general partner.

Noncancelable Operating Leases:

     The Company has noncancelable operating lease obligations for office space and certain equipment ranging from one to eight years, and sublease agreements under which the Company acts as sublessor. The office space leases provide for annual rent increases based on the Consumer Price Index, or other specified terms, and typically require payment of property taxes, insurance and maintenance costs.

     Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at December 31, 1994 (in thousands):

                                  Gross             Sublease
                                  Lease              Rental          Net  Lease
          Year                  Obligation           Income          Obligation
          ----                  ----------           ------          ----------
          1995                  $13,246              $1,977          $11,269

          1996                    9,823               1,662            8,161

          1997                    5,604                 460            5,144

          1998                    4,122                 127            3,995

          1999                    2,163                 127            2,036

          Thereafter              2,538                 191            2,347
                                -------              ------          -------
                 Total          $37,496              $4,544          $32,952
                                =======              ======          =======

     As a component of the Company's restructuring charges related to the downsizing and closing of certain offices, the Company has accrued for approximately $3,561,000 of the above expected future minimum rental payments net of expected sublease income of approximately $1,209,000, as of December 31, 1994.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Noncancelable Operating Leases (Continued):

     Lease and rental expense for the years ended December 31, 1994, 1993 and 1992 amounted to $15,339,000, $19,552,000 and $27,510,000, respectively, net of sublease income of $1,087,000, $1,214,000 and $1,138,000, respectively.

Legal Matters:

     The Company is involved in various claims and lawsuits arising out of the conduct of its business, as well as in connection with its participation in various joint ventures, partnerships, a trust and appraisal business, many of which may not be covered by the Company's insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations. See Note 9 to the Notes to Consolidated Financial Statements for a discussion of legal settlements during 1994.

     On March 14, 1994, Johsz, et al. v. Koll Company, et al., was filed in the
                        --------------------------------------
Orange County (California) Superior Court against the Koll Company, Grubb & Ellis Company, Koll Center Newport Number 10, a California general partnership ("Koll"), and Southern California Edison Company ("Edison"). The complaint was served on the Company in June 1994. A second complaint, Younkin, Maiona, et al.
                                                        -----------------------
v. Koll Company, et al., based on similar causes of action was filed in the same
------------------------
court on December 13, 1994 and served on the Company in February 1995. The plaintiffs in these two cases, three former Company brokers, a former Company employee, a current Company employee, and their spouses, allege that the brokers and employees acquired cancer from electromagnetic waves produced by the electric transformer owned by Edison and situated in a vault below office space leased by the Company in a building owned by Koll. The complaints allege negligence, battery, negligent infliction of emotional distress, fraudulent concealment, loss of consortium and, against Edison only, strict liability. Specific damages were not pled, but punitive as well as compensatory damages are sought. Discovery is ongoing. A trial date of August 7, 1995 has been set for the Johsz case.
    -----

     John W. Matthews, et al. v. Kidder, Peabody & Co., et al. and HSM Inc., et
     --------------------------------------------------------------------------
al., filed on January 23, 1995 in the United States District Court for the
----
Western District of Pennsylvania, is a purported class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. HSM Inc. is a wholly-owned subsidiary of the Company. The complaint alleges violations under the Racketeer Influenced and Corrupt Organizations Act, securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. No discovery has been conducted. No plaintiff class has been certified. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution are sought.

     The Company intends to vigorously defend the Johsz, Younkin and Matthews
                                                  ---------------------------
actions. Management believes it has meritorious defenses to contest the claims asserted in those actions. Based upon available information, the Company is not able to determine the financial impact, if any, of such actions, but based upon available information, believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. SPECIAL CHARGES AND UNUSUAL ITEMS

     The Company's management periodically evaluates its business strategy and direction and the carrying value of certain assets. Over the four-year period ended December 31, 1994, management implemented a variety of restructuring and recapitalization measures necessary for the Company to continue as a going concern. The financial impact of these measures, as well as other special charges, have been recorded in "Special Charges and Unusual Items" as follows (in millions):


                                    1994     1993     1992
                                   ------   -----    -----
Goodwill write-down               $  -      $10.1    $18.9

Severance and office
  closure costs                    (1.9)      2.9      6.1

Reduction in carrying value
  of equity in joint venture
  and other property
  investments
                                     -         -       2.8
Legal expense and estimated
  settlement provisions              -         -      16.2

Other, net                          (.3)      0.5      0.9
                                  ------    -----    -----
                                  $(2.2)    $13.5    $44.9
                                  ======    =====    =====

Excess of Cost Over Net Assets of Acquired Companies ("Goodwill"):

     During 1991, 1992 and 1993, the Company evaluated the carrying value of its goodwill to determine whether it would be recoverable from future operations. A number of factors were reviewed including operating results, business plans, budgets and economic projections. The evaluation was significantly impacted by the continuation of the recessionary cycle and the severe downturn in the real estate markets. In 1991 and 1992, the Company wrote-off goodwill associated with certain business entities acquired in a period of rapid expansion during the 1980's when real estate activity was at increased levels and profit margins were substantially higher than those found in the market today. As of December 31, 1992, all of the remaining unamortized goodwill was associated with commercial brokerage operations. In 1993, the Company completed a recapitalization and acquired a new executive management team which determined that additional market capitalization and a variety of restructuring efforts were needed in order for the business to

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SPECIAL CHARGES AND UNUSUAL ITEMS (CONTINUED)

Excess of Cost Over Net Assets of Acquired Companies ("Goodwill") (Continued):

continue as a going concern. The restructuring efforts in 1994 included downsizing operations and refocusing the Company's activities on its core business (commercial brokerage) functions as well as realigning the operational structure into a more centralized operation with less middle management. Recapitalization efforts in 1994 included the restructuring of the Company's debt and the infusion of cash by Warburg (See Note 4). The Company's analysis of goodwill performed in the fourth quarter of 1993 indicated that the commercial brokerage business would operate at a loss without the planned restructuring and recapitalization efforts and therefore be unable to recover goodwill. Accordingly, the remaining goodwill was written off as of December 31, 1993.

Severance and Office Closure Costs:

      During 1991, 1992 and 1993, the Company accrued estimated employee severance and office closure costs when plans were adopted to close certain unprofitable offices. During 1994, the Company paid $3.5 million in cash (relating to the termination of 37 employees and the closure of 28 offices) and made non-cash reductions of $2.2 million to these reserves. Approximately $1.2 million of the non-cash reductions in the employee severance and office closure cost reserves were a result of closing certain offices more efficiently than initially estimated and are reflected as a credit to "Special Charges and Unusual Items" in 1994. Also reflected as a credit to "Special Charges and Unusual Items" in 1994 is the non-cash adjustment of $750,000 related to the reversal of a portion of the remaining net office lease liability of the Company's residential brokerage operations which were sold in November 1994. Should the buyer of the Southern California residential brokerage operations perform under the remaining lease liability that it assumed (which extends to November 1997), remaining office closure reserves of approximately $750,000 will be reduced in future periods. Of the $4.7 million of remaining accrued severance and office closure costs at December 31, 1994, the Company estimates approximately $3.6 million will be paid in cash.

Equity Joint Venture and Other Property Investments:

      As a consequence of the recessionary cycle and depressed real estate markets, the Company made provisions to increase its valuation allowance of its partnership and joint venture investments during 1992 and 1991 to reflect reductions in estimated net realizable values. Estimated net realizable value was based on the then current market value less disposition costs.

Legal Expense and Estimated Settlement Provisions:

      The legal expense and estimated settlement provision for 1992 included an estimate for potential professional liability exposure arising from the activities of the Company's salesforce for incurred but not reported cases and the estimated costs of several significant lawsuits, two of which were settled in 1994.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SPECIAL CHARGES AND UNUSUAL ITEMS (CONTINUED)

Legal Expense and Estimated Settlement Provisions (Continued):

      In June 1994, the Company settled two consolidated actions, Donald C.
                                                                  ---------
Anderson, et al. v. Grubb & Ellis Company, et al., and Gabriel L. Aguilar, et
-----------------------------------------------------------------------------
al. v. Grubb & Ellis  Company, et al., filed on behalf of the limited partners
--------------------------------------
of a limited partnership formed to purchase an office/retail building in California in 1985 in which the Company and certain of its affiliates acted as the syndicator, the general partner of the partnership and the property manager of the investment property. The Company's portion of the settlement involved a cash payment and approximately 50,000 shares of common stock of the Company. In July 1994, the Company settled a potential claim of a former joint venture partner relating to a partnership involving the ownership and operation of commercial real estate for cash and 250,000 shares of common stock of the Company.

Other, Net:

      In 1993, "Other, net" includes $1,543,000 of gains from the sales of the Company's real estate advisory business and Northern California residential real estate operations which were transacted in the first quarter of 1993. In 1994, "Other, net" includes a $250,000 gain from the sale of the remaining residential real estate operations in Southern California.

10. CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing investments. Users of real estate services account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the large number of users and their geographic dispersion.

      The Company places substantially all its interest-bearing investments with major financial institutions and limits the amount of credit exposure to any one financial institution in accordance with policy and pursuant to restrictions in the New Note Agreement with Prudential.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                1994/(a)/
                                                                --------
                                          First           Second         Third           Fourth
                                          Quarter         Quarter        Quarter         Quarter
                                     ---------------   ------------   -------------   -------------
                                          (in thousands, except per share amounts and shares)
Operating Revenue                      $      34,345   $     45,479   $      47,004   $      56,774
                                       =============   ============   =============   =============
Operating income (loss)                $      (3,884)  $        804   $       1,224   $       5,978
                                       =============   ============   =============   =============
Income(loss) before income
  taxes                                $      (4,630)  $      1,283   $         685   $       5,312
                                       =============   ============   =============   =============
Net income (loss)                      $      (4,747)  $      1,203   $         584   $       5,303
                                       =============   ============   =============   =============
Net income (loss) per common
  share:
    Primary                            $       (1.33)  $       0.11   $       (0.02)  $        0.49
                                       =============   ============   =============   =============
    Fully diluted                      $       (1.33) $        0.11   $       (0.02)  $        0.35
                                       =============  =============   =============   =============
Weighted average common
  shares                                   4,062,136      4,114,549       4,261,351       7,275,468
                                       =============  =============   =============   =============
Common stock market price
  range (high: low)                    4 1/4 : 2 7/8  3 1/4 : 2 1/4   2 7/8 : 1 5/8   2 3/8 : 1 7/8
                                       =============  =============   =============   =============

                                                               1993/(a)/
                                                               ---------
                                         First            Second         Third          Fourth
                                         Quarter          Quarter        Quarter        Quarter
                                       ------------   -------------   -------------   -------------
                                            (in thousands, except per share amounts and shares)

Operating Revenue                      $     42,104   $      50,629   $      50,062   $      57,936
                                       ============   =============   =============   =============
Operating income (loss)                $     (3,990)  $       1,014   $        (711)  $     (12,351)
                                       ============   =============   =============   =============
Income(loss) before income
  taxes                                $     (4,562)  $         529   $        (538)  $     (13,062)
                                       ============   =============   =============   =============
Net income (loss)                      $     (4,662)  $         454   $        (638)  $     (13,362)
                                       ============   =============   =============   =============
Net loss per common share:
  Primary                              $      (1.30)  $       (0.04)  $       (0.30)  $       (3.44)
                                       ============   =============   =============   =============
  Fully diluted                        $      (1.30)  $       (0.04)  $       (0.30)  $       (3.44)
                                       ============   =============   =============   =============
Weighted average common
  shares and equivalents                  3,900,154       4,056,954       4,060,268       4,060,271
                                       ============   =============   =============   =============
Common stock market price
  range (high: low)                       8 : 1 7/8   5 7/8 : 3 3/8   4 1/2 : 2 3/4   3 5/8 : 2 5/8
                                       ============   =============   =============   =============
----------------------------------

/(a)/ See Note 9 for a discussion of special charges and unusual items recorded in the fourth quarter of 1993 and credits to special charges and unusual items recorded during 1994. Certain operating revenue and operating income (loss) amounts have been reclassified from those reported on the Form 10-Q to conform to the presentation in the December 31, 1994 Statement of Operations.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                               GRUBB & ELLIS COMPANY

                                     PART III
                                 ______________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1994 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1994 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1994 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1994 fiscal year.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           --------------------------------------------------------
           FORM 8-K
           --------

      (a)  The following documents are filed as a part of this report:

1. The following Reports of Independent Auditors and Consolidated Financial Statements are submitted herewith:

                 .  Reports of Independent Auditors.

                 . Consolidated Balance Sheets at December 31, 1994 and December 31, 1993.

                 . Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992.

                 . Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1994, 1993 and 1992.

                 . Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

                 .  Notes to Consolidated Financial Statements.

2. The following Consolidated Financial Statement Schedules are submitted herewith:

           II. Valuation and Qualifying Accounts

           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.    Exhibits required to be filed by Item 601 of Regulation S-K:

      (3)  ARTICLES OF INCORPORATION AND BYLAWS

      3.1 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, effective November 1, 1994.

      3.2 Certificate of Incorporation of the Registrant, as restated effective November 1, 1994 (not yet filed with the Secretary of State of the State of Delaware).

      3.3 Grubb & Ellis Company Bylaws, as amended effective June 1, 1994, incorporated herein by reference to Exhibit 4.21 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

      3.4 Amendment to the Grubb & Ellis Company Bylaws, effective as of June 1, 1994, incorporated herein by reference to Exhibit 4.20 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

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

      4.5 Letter agreement between The Prudential Insurance Company of America and the Registrant dated March 28, 1994, incorporated herein by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

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

      4.10 Summary of terms of proposed bridge loan and rights offering executed by Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America and the Registrant as of March 28, 1994, incorporated herein by reference to Exhibit 4.11 to the

           Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.11 Cash Collateral Account Agreement between Bank of America N.T.& S.A. and the Registrant dated as of March 29, 1994, incorporated herein by reference to Exhibit 4.12 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.12 Intercreditor Agreement between Warburg, Pincus Investors, L.P. and The Prudential Insurance Company of America dated as of March 28, 1994, incorporated herein by reference to Exhibit 4.13 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.13 Promissory Note in the amount of $250,000 dated as of January 8, 1990 executed by the Registrant in favor of DW Limited Partnership, incorporated herein by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

     4.14 Specimen of Stock Subscription Warrant No. S-4 issued to the Joe F. Hanauer Trust, dated January 29, 1993, exercisable for 25,954 shares of the Registrant's Common Stock, incorporated herein by reference to
           Exhibit 4.18 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

     4.15 Promissory Note in the amount of up to $10 million dated as of March 29, 1994, executed by the Registrant in favor of Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.15 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

     4.16 Loan and Security Agreement between the Registrant and Warburg, Pincus Investors, L.P. dated as of March 29, 1994, incorporated herein by reference to Exhibit 4.16 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

     4.17 Form of Rights Certificate in connection with 1994 Rights Offering of the Registrant, incorporated herein by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-3 filed on July 22, 1994 (Registration No. 33-54707).

     4.18 Specimen of Stock Subscription Warrant No. 16 issued to The Prudential Insurance Company of America, restated as of November 1, 1994, exercisable for 200,000 shares of the Registrant's Common Stock, incorporated herein by reference to Exhibit 4.23 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

     4.19 Specimen of Stock Subscription Warrant No. 17 issued to The Prudential Insurance Company of America, as of November 1, 1994, exercisable for 150,000 shares of the Registrant's Common Stock, incorporated herein by reference to Exhibit 4.24 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

     4.20 Specimen of Stock Subscription Warrant No. 18 issued to Warburg, Pincus Investors, L.P., restated as of November 1, 1994, exercisable for 687,358 shares of the Registrant's Common Stock, incorporated herein by reference to Exhibit 4.25 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

     4.21 Specimen of Stock Subscription Warrant No. 19 issued to Warburg, Pincus Investors, L.P., as of November 1, 1994, exercisable for 325,000 shares of the Registrant's Common Stock, incorporated herein by reference to Exhibit 4.26 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

     4.22 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $6,500,000, dated as of November 1, 1994, incorporated herein by reference to
           Exhibit 4.27 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

     4.23 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $3,500,000, dated as of November 1, 1994, incorporated herein by reference to
           Exhibit 4.28 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

     4.24 Amended Payment-In-Kind Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $10,900,834.333, dated as of November 1, 1994, incorporated herein by reference to Exhibit 4.29 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

     4.25 Amended Revolving Credit Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $5,000,000, dated as of November 1, 1994, incorporated herein by reference to Exhibit 4.30 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

           On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

     (10)  MATERIAL CONTRACTS

     10.1* Grubb & Ellis Company 1990 Amended and Restated Stock Option Plan, as amended as of May 28, 1993, incorporated herein by reference to
           Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71580).

     10.2* Description of Grubb & Ellis Company Senior Management Compensation
           Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 30, 1992 (Commission File No. 1-8122).

     10.3 Stock Purchase and Stockholder Agreement dated May 6, 1992, among GE New Corp., the Registrant and International Business Machines

     *  Management contract or compensatory plan or arrangement.

           Corporation, incorporated herein by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1992 (Commission File No. 1-8122).

     10.4 Master Management Agreement dated May 6, 1992 between International Business Machines Corporation and GE New Corp., incorporated herein by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1992 (Commission File No. 1-8122).

     10.5 Master Financing Agreement dated August 5, 1992 between IBM Credit Corporation and Axiom Real Estate Management, Inc., incorporated herein by reference to Exhibit 28.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1992 (Commission File No. 1-
           8122).

     10.6 Credit Agreement dated as of August 31, 1992, between Axiom Real Estate Management, Inc. and the Registrant, incorporated herein by reference to Exhibit 28.6 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 1992 (Commission File No. 1-8122).

     10.7 Purchase Agreement dated February 16, 1993 between the Registrant and JMB Institutional Realty Advisers, L.P., incorporated herein by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1993 (Commission File No. 1-8122).

     10.8 Purchase Agreement dated March 4, 1993 between the Registrant and Fox and Carskadon/Better Homes and Gardens, incorporated herein by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q filed May 15, 1993 (Commission File No. 1-8122).

     10.9 Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant dated January 29, 1993, incorporated herein by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1993 (Commission File No. 1-8122).

     10.10 Amendment to Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant, dated as of July 1, 1993, incorporated herein by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993 (Commission File No. 1-8122).

     10.11*1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

     10.12*Separation Agreement between the Registrant and Wilbert F. Schwartz dated as of April 25, 1994, incorporated herein by reference to
           Exhibit 10.23 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

     10.13 Standby Agreement dated July 21, 1994 between the Registrant and Warburg, Pincus Investors, L.P., incorporated herein by reference to
           Exhibit 10.1 to the Registrant's registration statement on Form S-3 filed on July 22, 1994 (Registration No. 33-54707).

     10.14 Second Amendment to the Stockholders' Agreement dated November 1, 1994, among the Registrant, Warburg, Pincus Investors, L.P., The

     * Management contract or compensatory plan or arrangement.

           Prudential Insurance Company of America, and Joe F. Hanauer, incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

     10.15 Agreement dated November 8, 1994 among the Registrant, Newco Realty Corp., Dennis Gordon, John Tillotson, Javier Uribe, and Charles Neubauer, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 1, 1994 (Commission File No. 1-8122)

     10.16 Servicemark License Agreement dated November 17, 1994 between the Registrant and Newco Realty Corp., incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 1, 1994 (Commission File No. 1-8122)

     10.17 Guaranty dated November 8, 1994 executed by Dennis Gordon, Javier Uribe, John Tillotson and Charles Neubauer, incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 1, 1994 (Commission File No. 1-8122)

     10.18*Description of Grubb & Ellis Company Management Separation
           Arrangements.


(11) Statement regarding Computation of Per Share Earnings

(21) Subsidiaries of the Registrant

(23) Consents of Independent Auditors

     23.1 Consent of Ernst & Young LLP
     23.2 Consent of Coopers & Lybrand L.L.P.

(24) Powers of Attorney

(27) Financial Data Schedule

(b)  Reports on Form 8-K:

     During the fourth quarter of 1994, a Current Report on Form 8-K dated October 24, 1994 was filed, reporting under Item 5 the registrant's earnings for third quarter 1994. In addition, a Current Report on Form 8-K dated November 17, 1994 was filed, reporting under Item 2 the sale of certain assets related to the registrant's Southern California residential brokerage operations, and a Current Report on Form 8-K dated November 17, 1994 was filed, reporting under Item 7 financial information related to such sale.


    *Management contract or compensatory plan or arrangement.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1995.

GRUBB & ELLIS COMPANY
(REGISTRANT)

                  *
by ________________________________
   Joe F. Hanauer
   Chairman of the Board and
   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                      March 30, 1995

_______________________________________
Robert J. Hanlon, Jr.
Chief Financial Officer and
Senior Vice President


                                                      March 30, 1995
_______________________________________
James E. Klescewski
Vice President and
Corporate Controller


                                                      March 30, 1995
               *
______________________________________
Joe F. Hanauer, Chairman of the Board
and Director



               *                                      March 30, 1995
______________________________________
R. David Anacker, Director



               *                                      March 30, 1995
______________________________________
Reuben S. Leibowitz, Director



               *                                      March 30, 1995
______________________________________
John D. Santoleri, Director

               *                                      March 30, 1995
______________________________________
Lawrence S. Bacow, Director



               *                                      March 30, 1995
______________________________________
Robert J. McLaughlin, Director


                                           *Pursuant to Powers of Attorney

     __________________________________
By:  Robert J. Walner, Attorney-in-Fact



                                              GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                                              SCHEDULE II - VALUATION AND QUALIFYING
                                                             ACCOUNTS
                                                          (in thousands)

            Column A                  Column B               Column C                  Column D                  Column E
   ------------------------     --------------------   ---------------------   ----------------------   ----------------------

                                                            Additions                 Deductions
                                                       ---------------------   ----------------------

                                                                                       Amounts
                                                                                    written off or
                                     Balance at            Charged to               recovered upon              Balance at
                                     beginning              costs and                repayment of                 end of
            Description              of period            expenses (1)              receivable (1)                period
   ------------------------   ----------------------   --------------------   ------------------------   ----------------------

Allowance for uncollectible
  real estate brokerage
  commissions receivable (1)
--------------------------------

Year ended December 31, 1994:             5,027                                              1,909                    3,118
Year ended December 31, 1993:             5,002                     25                                                5,027
Year ended December 31, 1992:             3,182                  1,820                                                5,002

Reserves on real estate
  investments and real
  estate owned
--------------------------------

Year ended December 31, 1994              3,792                    264                         278                    3,778
Year ended December 31, 1993:             6,366                                              2,574                    3,792
Year ended December 31, 1992:             4,255                  2,987                         876                    6,366

(1) The above additions and deletions have been presented as a net balance due to limitations in the Company's computer systems.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                              EXHIBIT INDEX/(A)/

                     FOR THE YEAR ENDED DECEMBER 31, 1994




Exhibit                                                                    Page:
-------
(3)  Articles of Incorporation and Bylaws
     3.1   Certificate of Amendment of Restated Certificate of
           Incorporation of the Registrant, effective November 1, 1994.      56

     3.2   Certificate of Incorporation of the Registrant, as
           restated effective November 1, 1994 (not yet filed
           with the Secretary of State of the State of  Delaware).           86


(10) Material Contracts

     10.18  Description of Grubb & Ellis Company Management
     Separation Arrangements.                                               126

(11) Statement regarding Computation of Per Share Earnings                  127

(21) Subsidiaries of the Registrant                                         128

(23) Consents of Independent Auditors

     23.1  Consent of Ernst & Young LLP                                     130
     23.2  Consent of Coopers & Lybrand L.L.P.                              131

(24) Powers of Attorney                                                     132

(27) Financial Data Schedule

(A) Exhibits incorporated by reference are listed in Item 14(a)3 of this report.