Form 10-K/A
GRUBB & ELLIS CO
filed 1995-03-31
CIK 216039

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


/s/ ROBERT J. HANLON, JR.                             March 30, 1995

_______________________________________
Robert J. Hanlon, Jr.
Chief Financial Officer and
Senior Vice President


/s/ JAMES E. KLESCEWSKI                               March 30, 1995

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



               *                                      March 30, 1995
______________________________________
Reuben S. Leibowitz, Director



               *                                      March 30, 1995
______________________________________
John D. Santoleri, Director

               *                                      March 30, 1995
______________________________________
Lawrence S. Bacow, Director



               *                                      March 30, 1995
______________________________________
Robert J. McLaughlin, Director


                                           *Pursuant to Powers of Attorney
     /s/ ROBERT J. WALNER
     __________________________________
By:  Robert J. Walner, Attorney-in-Fact

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st of March, 1995.

                                          Grubb & Ellis Company
                                          (Registrant)

                                          By /s/ James E. Klescenski
                                             -----------------------------------
                                             James E. Klescenski
                                             Vice President and
                                             Corporate Controller