Form 10-Q
period 1995-03-31
GRUBB & ELLIS CO
filed 1995-05-15
CIK 216039

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    March 31, 1995
                                                             -------------------
                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -------------
                   Commission File Number:          1-8122
                             -----------------------

                             GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              94-1424307
- -------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


                      One Montgomery Street, Telesis Tower,
                        San Francisco, CA  94104
                      -------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

                                    8,800,633
                -------------------------------------------------
                (Number of Shares Outstanding of the Registrant's
                          Common Stock at May 1, 1995)

                                     PART I






                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts and shares)
                                   (unaudited)


                                                       For the Three Months
                                                          Ended March 31,
                                                      ------------------------
                                                        1995          1994
                                                      -----------  -----------
Revenue:
  Commercial real estate brokerage commissions       $   29,880    $   27,779
  Real estate services fees, commissions and other        8,193         6,566
                                                     ----------    ----------
     Total Revenue                                       38,073        34,345
                                                     ----------    ----------
Costs and Expenses:
  Real estate brokerage and other commissions            17,095        15,620
  Selling, general and administrative                    12,405        11,412
  Salaries and wages                                     11,621        10,745
  Depreciation and amortization                             437           452
  Special charges and unusual items                        (119)           --
                                                     ----------    ----------
     Total costs and expenses                            41,439        38,229
                                                     ----------    ----------
       Total operating loss                              (3,366)       (3,884)

Other income and expenses:
  Interest income                                           288           133
  Other income (loss), net                                  (28)         (293)
  Interest expense to related parties                      (739)         (586)
                                                     ----------    ----------
     Loss before income taxes                            (3,845)       (4,630)

Provision for income taxes                                   66           117
                                                     ----------    ----------
       Net loss                                      $   (3,911)   $   (4,747)
                                                     ----------    ----------
                                                     ----------    ----------



Net loss applicable to common stockholders, net
 of dividends in arrears and accretion of
 liquidation preference on preferred stock in
 the amount of $701 and $638 in 1995 and 1994,
 respectively                                        $   (4,612)   $   (5,385)

Net loss per common share and equivalents            $     (.52)   $    (1.33)

Weighted average common shares outstanding            8,797,377     4,062,136




            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                     ASSETS


                                           March 31,   December 31,  March 31,
                                             1995         1994        1994
                                           ---------    ---------   ---------
                                          (unaudited)              (unaudited)
Current Assets:
  Cash and cash equivalents                $  12,462    $  23,371   $   9,859
  Real estate brokerage
    commissions receivable                     2,715        4,500       2,225
  Real estate services fees and
    other commissions receivable               3,030        3,317       2,009
  Other receivables                            2,768        3,116       4,172
  Prepaids and other current
    assets                                     1,184        2,222       2,077
                                           ---------    ---------   ---------
      Total current assets                    22,159       36,526      20,342

Noncurrent Assets:
  Real estate brokerage
    commissions receivable                       352          454       1,136
  Real estate investments held
    for sale and real estate owned             1,037        1,016       1,241
  Equipment and leasehold
    improvements, net                          5,251        5,203       4,977
  Other assets                                 1,945        2,230       1,865
                                           ---------    ---------   ---------
     Total assets                          $  30,744    $  45,429   $  29,561
                                           ---------    ---------   ---------
                                           ---------    ---------   ---------





            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets, continued
               (in thousands, except per share amounts and shares)


                                               March 31,     December 31,     March 31,
                                                 1995            1994           1994
                                               --------        --------       --------
                                              (unaudited)                    (unaudited)
LIABILITIES

Current Liabilities:
  Notes payable and current portion
    of long-term debt                          $    446       $    508      $    506
  Current portion of notes payable
    and long-term debt to related
    party                                           --             --          4,000
  Accounts payable                                2,102          1,764         1,536
  Compensation and employee benefits
    payable                                       5,330          8,556         6,375
  Deferred commissions payable                      125          5,195           180
  Accrued severance obligations                     709            876         2,323
  Accrued office closure costs                    1,236          1,346         2,782
  Accrued claims and settlements                  2,264          2,502        10,375
  Other accrued expenses                          6,346          8,430         6,005
                                               --------       --------      --------
     Total current liabilities                   18,558         29,177        34,082

Long-Term Liabilities:
  Long-term debt, net of current
    portion                                         387            391           839
  Long-term debt to related party,
    net of current portion                       25,674         25,292        24,593
  Accrued claims and settlements                 13,274         13,404         9,124
  Accrued severance obligations                     202            277           457
  Accrued office closure costs                    1,910          2,220         3,938
  Other                                             130            154            26
                                               --------       --------      --------
     Total liabilities                           60,135         70,915        73,059
                                               --------       --------      --------


Commitments and contingencies (Note 4)            --             --            --
                                               --------       --------      --------

REDEEMABLE PREFERRED STOCK

12% Senior Convertible Preferred
  Stock, $100.00 per share redemption
  value; 137,160 shares outstanding               --             --           14,857
5% Junior Convertible Preferred Stock,
  $100.00 per share redemption value;
  150,000 shares outstanding                      --             --           15,737
                                               --------       --------      --------
     Total redeemable preferred stock             --             --           30,594
                                               --------       --------      --------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
  1,000,000 shares authorized; 137,160
  shares of 12% Senior Convertible
  Preferred Stock and 150,000 shares
  of 5% Junior Convertible Preferred
  Stock outstanding                              32,143         32,143          --
Common stock, $.01 par value:
  25,000,000 shares authorized;
  8,800,633,  8,797,377 and 4,112,358
  shares issued and outstanding at
  March 31, 1995, December 31, 1994 and
  March 31, 1994, respectively                       89             89             42
Additional paid-in capital                       56,923         56,917         47,591
Retained earnings (deficit)                    (118,546)      (114,635)      (121,725)
                                               --------       --------       --------
     Total stockholders' equity (deficit)       (29,391)       (25,486)       (74,092)
                                               --------       --------       --------
       Total liabilities and
         stockholders' equity (deficit)        $ 30,744       $ 45,429       $ 29,561
                                               --------       --------       --------
                                               --------       --------       --------



         See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                            (unaudited - in thousands)




                                                            For the Three Months
                                                               Ended  March 31,
                                                           ----------------------
                                                             1995        1994
                                                           --------     -------

Cash Flows from Operating Activities:
  Net loss                                               $ (3,911)    $  (4,747)
  Adjustments to reconcile net loss to net
    cash used in operating activities                      (6,431)       (5,450)
                                                         --------      --------
     Net cash used in operating activities                (10,342)      (10,197)
                                                         --------      --------

Cash Flows from Investing Activities:
  Distribution from real estate joint ventures
    and real estate owned                                     -             40
  Purchases of equipment and leasehold
    improvements                                             (501)        (331)
                                                         --------      -------
     Net cash used in investing activities                   (501)        (291)
                                                         --------      -------

Cash Flows from Financing Activities:
  Proceeds from borrowing                                     -          4,000
  Repayment of notes payable                                  (66)         (62)
  Proceeds from issuance of common stock                      -              3
                                                         --------     --------
     Net cash provided by (used in) financing
       activities                                             (66)       3,941
                                                         --------     --------

Net decrease in cash and cash equivalents                 (10,909)      (6,547)

Cash and cash equivalents at beginning of period           23,371       16,406
                                                         --------      -------

Cash and cash equivalents at end of period               $ 12,462     $  9,859
                                                         --------     --------
                                                         --------     --------

                    -------------------------------

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

    Interest                                            $     603     $     598
    Income taxes                                              487           197








         See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements


1.  INTERIM PERIOD REPORTING

    The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and partnerships (the "Company"), and are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report and footnotes thereto on Form 10-K for the year ended December 31, 1994.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified to conform to the current presentation.

    Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Any adjustments to reserves provided in prior periods in connection with offices which management determined in 1993 to close in 1994 are reflected as "Special charges and unusual items".

 2. INCOME TAXES

    The Company's tax provision is attributable to federal, state and local income taxes assessed on profitable subsidiaries of the Company.

 3. LOSS PER COMMON SHARE AND EQUIVALENTS

    Loss per common share computations are based on the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive.

    The calculation of net loss per common share includes net loss, adjusted for amounts applicable to the Senior and Junior Preferred Stock related to undeclared dividends earned in the amounts of approximately $498,000 and $203,000, respectively, for the quarter ended March 31, 1995, and accretion of liquidation preference (for periods during which the preferred stock was subject to mandatory redemption) of $444,000 and $194,000, respectively, for the quarter ended March 31, 1994.

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

     The Company is involved in various claims and lawsuits arising in the ordinary course of business, as well as in connection with its participation in various joint ventures, partnerships, and a trust, many of which may not be covered by the Company's insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 1994 the details of a complaint, JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related complaint, YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a purported class action lawsuit, JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. The YOUNKIN case has been stayed pending appellate review of the trial court's denial of Edison's demurrer alleging that the California Public Utilities Commission has exclusive jurisdiction over the subject matter of the complaint. Except as described herein, there has been no material change with respect to these matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from commercial brokerage activities. Property management, mortgage brokerage and appraisal and consulting fees provide substantially all of the remaining revenue.

The Company has historically experienced its lowest quarterly revenue in the first quarter of each year, generally running about 20% of total annual revenues. As a percentage of total annual revenue, quarterly revenue during 1994, 1993, and 1992 ranged from a high of 30.8% to a low of 19.8%. The fourth quarter has historically provided the highest quarterly revenue due to increased activity related to clients' desire to complete transactions by year-end. Additionally, the Company operates in an industry that may be affected by various economic conditions, such as interest rates, and tax and environmental laws.

Total operating revenues of $38.1 million for the first quarter of 1995 increased by $3.7 million or 10.9% over the same period in 1994. Commercial brokerage commissions of $29.9 million increased by $2.1 million, or 7.6% over the first quarter of 1994. Commercial brokerage revenue increased primarily in the Pacific Southwest region as a result of improving market conditions for commercial real estate services coupled with the Company's efforts to increase its competitive position. Other real estate service fees of $8.2 million increased by $1.6 million, or 24.8% over the first quarter of 1994 primarily related to heightened business services activity in the Company's property management operations.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission revenue levels. Commission expense related to the commercial brokerage operations represents the major component of salespersons' participation. As a percentage of total commercial real estate brokerage commission revenue, commercial brokerage salespersons' participation expense for the first quarter of 1995 increased by .8% over the first quarter of 1994.

Total costs and expenses, other than real estate brokerage commissions expense, increased by $1.7 million, or 8.0% to $24.4 million for the first quarter of 1995 as compared to the same period in 1994. The increase was primarily attributable to increased business activity levels in the commercial brokerage branch offices and property management operations, as well as increased commitments to upgrading marketing support and information systems which management believes will contribute to future earnings.

Special charges and unusual items were favorably adjusted by $119,000 in the first quarter of 1995. The adjustment included $90,000 related to the reversal of a portion of the remaining lease liability of the Southern California residential brokerage operations sold in November 1994.

NET LOSS

Net loss of $3.9 million or $.52 per common share for the first quarter of 1995 compares favorably to the net loss of $4.7 million or $1.33 per common share for the same period in 1994. The improvement over prior year's performance was primarily related to the realization of financial benefits of closing unprofitable offices and operations, allowing management to focus on its core businesses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $10.9 million from December 31, 1994 to March 31, 1995. The decrease was mainly attributable to cash used by operations of $10.3 million, which included $2.9 million for 1994 salespersons' and managers' incentive compensation, $5.1 million for deferred salespersons' commission payments, and aggregate interest payments of $600,000 on the 9.9% Senior Notes and the Revolving Credit Note.

Working capital decreased by $3.7 million to $3.6 million during the first quarter of 1995. The Company has historically experienced the highest use of operating cash in the first quarter of the year, primarily related to the payment of year-end compensation and deferred commission payment balances which attain peak levels as a result of fourth quarter business activity. Additionally, quarterly revenues are typically at their lowest level in the first quarter.

During 1994, debt agreements with The Prudential Insurance Company of America were renegotiated and modified to provide, among other things, deferral of principal payments until November 1, 1997 and thereafter on the $15 million of principal amount of the 9.9% Senior Notes, 10.65% Payment-in-Kind Notes and the Revolving Credit Note which would have been due from 1994 through 1996.

The Company believes that its short-term and long-term cash requirements will be met by operating cash flow. With the completion of the previously mentioned long-term debt restructuring in 1994, and deployment of its 1995 business plan, management believes it will be able to focus on expanding its core commercial real estate business and should be prepared to take advantage of the improving real estate markets. However, if the Company's goals are not substantially achieved because of adverse economic conditions or other unfavorable events, the Company may find it necessary to further reduce expense levels, or undertake other actions as may be appropriate.

                                     PART II




                                 OTHER INFORMATION

                     (Items 2, 3, 4 and 5 are not applicable
                      for the quarter ended March 31, 1995)

ITEM 1.  LEGAL PROCEEDINGS

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 1994 the details of a complaint, JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related complaint, YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a purported class action lawsuit, JOHN W. MATTHEWS, ET AL.
V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. The YOUNKIN case has been stayed pending appellate review of the trial court's denial of Edison's demurrer alleging that the California Public Utilities Commission has exclusive jurisdiction over the subject matter of the complaint. Except as described herein, there has been no material change with respect to these matters.


ITEM 6(a).     EXHIBITS


     (3)  ARTICLES OF INCORPORATION AND BYLAWS

     3.1 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, effective November 1, 1994, incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

     3.2 Certificate of Incorporation of the Registrant, as restated effective November 1, 1994 (not yet filed with the Secretary of State of the State of Delaware), incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

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

          NONE

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GRUBB & ELLIS COMPANY
                                  ---------------------
                                      (Registrant)




Date:  May 12, 1995                 /s/ James E. Klescewski
                                  ----------------------------
                                  James E. Klescewski
                                  Vice President and Corporate
                                  Controller
                                  (Chief Accounting Officer)

                    Grubb & Ellis Company and Subsidiaries

                             EXHIBIT INDEX (A)

                      FOR THE QUARTER ENDED MARCH 31, 1995

EXHIBIT


(11)    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


(27)    FINANCIAL DATA SCHEDULE














(A)  Exhibits incorporated by reference are listed in Item 6(a) of this report.