Form 10-Q
period 1995-06-30
GRUBB & ELLIS CO
filed 1995-08-14
CIK 216039

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 June 30, 1995
                                                         -----------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number:          1-8122
                        -----------------------

                             GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                             94-1424307
-------------------------------                             --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


                      One Montgomery Street, Telesis Tower,
                            San Francisco, CA  94104
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
                                   8,810,220
           ----------------------------------------------------------
                (Number of Shares Outstanding of the Registrant's
                         Common Stock at August 1, 1995)

                                     PART I






                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts and shares)
                                   (unaudited)


                                                                 For the Three Months           For the Six Months
                                                                    Ended June 30,                Ended June 30,
                                                              ------------------------      ------------------------
                                                                 1995           1994           1995           1994
                                                                 ----           ----           ----           ----
 Revenue:
   Commercial real estate brokerage commissions               $ 35,454       $ 37,425       $ 65,334       $ 65,209
   Real estate services fees, commissions and other              8,466          8,054         16,659         14,615
                                                              --------       --------       --------       --------
      Total Revenue                                             43,920         45,479         81,993         79,824
                                                              --------       --------       --------       --------

 Costs and Expenses:
   Real estate brokerage and other commissions                  20,319         21,121         37,414         36,742
   Selling, general and administrative                          11,537         11,647         23,041         22,224
   Salaries and wages                                           12,178         11,730         24,700         23,310
   Depreciation and amortization                                   533            485            970            936
   Special charges and unusual items                              (558)          (308)          (677)          (308)
                                                              --------       --------       --------       --------
      Total costs and expenses                                  44,009         44,675         85,448         82,904
                                                              --------       --------       --------       --------
        Total operating income (loss)                              (89)           804         (3,455)        (3,080)

 Other income and expenses:
   Interest income                                                 134            107            422            240
   Other income, net                                               532          1,083            504            790
   Interest expense to related parties                            (723)          (711)        (1,462)        (1,297)
                                                              --------       --------       --------       --------
      Income (loss) before income taxes                           (146)         1,283         (3,991)        (3,347)

 Provision for income taxes                                        272             80            338            197
                                                              --------       --------       --------       --------
        Net income (loss)                                     $   (418)      $  1,203       $ (4,329)      $ (3,544)
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------


 Net income (loss) applicable to common
   stockholders, net of dividends in arrears
   and accretion of liquidation preference on
   preferred stock                                           $  (1,141)     $     546         (5,753)     $  (4,839)

 Net income (loss) per common share and equivalents          $    (.13)     $     .11         $ (.65)     $   (1.18)

 Weighted average common shares outstanding                  8,797,377      4,114,549      8,799,014      4,087,386


            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


                                     ASSETS


                                          June 30,      December 31,     June 30,
                                            1995           1994            1994
                                        -----------     ------------   -----------
                                        (unaudited)                    (unaudited)
Current Assets:
  Cash and cash equivalents              $  11,406      $  23,371      $  10,270
  Real estate brokerage
    commissions receivable                   2,390          4,500          2,754
  Real estate services fees and
    other commissions receivable             2,952          3,317          2,415
  Other receivables                          3,051          3,116          3,911
  Prepaids and other current
    assets                                   1,354          2,222          3,193
                                         ---------      ---------      ---------
      Total current assets                  21,153         36,526         22,543

Noncurrent Assets:
  Real estate brokerage
    commissions receivable                     412            454          1,034
  Real estate investments held
    for sale and real estate owned             828          1,016            958
  Equipment and leasehold
    improvements, net                        5,309          5,203          5,011
  Other assets                               1,789          2,230          2,596
                                         ---------      ---------      ---------
     Total assets                        $  29,491      $  45,429      $  32,142
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------

            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets, continued
               (in thousands, except per share amounts and shares)


                                                June 30,     December 31,    June 30,
                                                  1995           1994          1994
                                                --------     ------------    --------
                                               (unaudited)                  (unaudited)
LIABILITIES

Current Liabilities:
  Notes payable and current portion
    of long-term debt                          $    383       $    508       $    506
  Current portion of notes payable
    and long-term debt to related
    party                                          -              -            15,000
  Accounts payable                                2,162          1,764          1,554
  Compensation and employee benefits
    payable                                       4,820          8,556          8,455
  Deferred commissions payable                      239          5,195            189
  Accrued severance obligations                     465            876          1,600
  Accrued office closure costs                    1,086          1,346          2,713
  Accrued claims and settlements                  2,436          2,502          5,129
  Other accrued expenses                          6,947          8,430          6,834
                                              ---------      ---------      ---------
     Total current liabilities                   18,538         29,177         41,980

Long-Term Liabilities:
  Long-term debt, net of current
    portion                                         361            391            766
  Long-term debt to related party,
    net of current portion                       25,717         25,292         15,636
  Accrued claims and settlements                 12,824         13,404         11,909
  Accrued severance obligations                     202            277            373
  Accrued office closure costs                    1,348          2,220          3,566
  Other                                             294            154            142
                                              ---------      ---------      ---------
     Total liabilities                           59,284         70,915         74,372
                                              ---------      ---------      ---------

Commitments and contingencies (Note 4)             -              -               -
                                              ---------      ---------      ---------

REDEEMABLE PREFERRED STOCK

12% Senior Convertible Preferred
  Stock, $100.00 per share redemption
  value; 137,160 shares outstanding                -              -            15,366
5% Junior Convertible Preferred Stock,
  $100.00 per share redemption value;
  150,000 shares outstanding                       -              -            15,942
                                              ---------      ---------      ---------
     Total redeemable preferred stock              -              -            31,308
                                              ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
  1,000,000 shares authorized; 137,160
  shares of 12% Senior Convertible
  Preferred Stock and 150,000 shares
  of 5% Junior Convertible Preferred
  Stock outstanding                              32,143         32,143            -
Common stock, $.01 par value:
  25,000,000 shares authorized;
  8,810,220,  8,797,377 and 4,114,549
  shares issued and outstanding at
  June 30, 1995, December 31, 1994 and
  June 30, 1994, respectively                        89             89             42
Additional paid-in capital                       56,939         56,917         46,940
Retained earnings (deficit)                    (118,964)      (114,635)      (120,520)
                                              ---------      ---------      ---------
     Total stockholders' equity (deficit)       (29,793)       (25,486)       (73,538)
                                              ---------      ---------      ---------
       Total liabilities and
         stockholders' equity (deficit)        $ 29,491       $ 45,429       $ 32,142
                                              ---------      ---------      ---------
                                              ---------      ---------      ---------


            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                           (unaudited - in thousands)


                                                                For the Six Months
                                                                  Ended June 30,
                                                              ------------------------
                                                                 1995           1994
                                                                 ----           ----
Cash Flows from Operating Activities:
  Net loss                                                    $ (4,329)      $ (3,544)
  Adjustments to reconcile net loss to net
    cash used in operating activities                           (6,409)        (7,981)
                                                              --------       --------
     Net cash used in operating activities                     (10,738)       (11,525)
                                                              --------       --------


Cash Flows from Investing Activities:
  Proceeds from disposition and distribution from
    real estate joint ventures and real estate owned                31            344
  Purchases of equipment and leasehold
    improvements                                                (1,104)          (828)
                                                              --------       --------
     Net cash used in investing activities                      (1,073)          (484)
                                                              --------       --------

Cash Flows from Financing Activities:
  Proceeds from borrowing                                            -          6,000
  Repayment of notes payable                                      (154)          (134)
  Proceeds from issuance of common stock                             -              7
                                                              --------       --------
     Net cash provided by (used in) financing
       activities                                                 (154)         5,873
                                                              --------       --------

Net decrease in cash and cash equivalents                      (11,965)        (6,136)

Cash and cash equivalents at beginning of period                23,371         16,406
                                                              --------       --------

Cash and cash equivalents at end of period                    $ 11,406       $ 10,270
                                                              --------       --------
                                                              --------       --------

                               ----------------------------------

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

    Interest                                                  $    711      $     683
    Income taxes                                                   648            291


            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


1.  INTERIM PERIOD REPORTING

    The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and partnerships (the "Company"), and are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and footnotes thereto.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified to conform to the current presentation.

    Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Any adjustments to reserves provided in prior periods in connection with offices which management determined in 1993 to close in 1994 are reflected as "Special charges and unusual items".

2.  INCOME TAXES

    The Company's tax provision is attributable to federal, state and local income taxes assessed on profitable subsidiaries of the Company.

3.  EARNINGS (LOSS) PER COMMON SHARE AND EQUIVALENTS

    Earnings (loss) per common share and equivalents computations are based on the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive.

    The calculation of earnings (loss) per common share includes net income
    (loss), adjusted for amounts applicable to the Senior and Junior Preferred Stock related to undeclared dividends earned and accretion of liquidation preference (for periods during which the preferred stock was subject to mandatory redemption) as follows (in thousands):

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



                                               For the             For the
                                            Three Months         Six Months
                                           Ended June 30,      Ended June 30,
                                         ----------------    ----------------
                                          1995      1994      1995     1994
                                          ----      ----      ----     ----
 Senior Convertible Preferred Stock:
   Accretion of liquidation preference   $  --     $  460    $  --    $  904
   Undeclared dividends                     516       --      1,014      --
 Junior Convertible Preferred Stock:
   Accretion of liquidation preference      --        197       --       391
   Undeclared dividends                     207       --        410      --
                                         ------    ------    ------   ------
                                         $  723    $  657    $1,424   $1,295
                                         ------    ------    ------   ------
                                         ------    ------    ------   ------

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

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 1994 the information concerning a complaint, JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related complaint, YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a purported class action lawsuit, JOHN
     W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. The YOUNKIN case had been stayed pending appellate review of certain jurisdictional issues. The stay has been vacated and discovery is proceeding. Discovery has commenced in the MATTHEWS case. Except as described herein, there has been no material change with respect to these matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from commercial brokerage activities. Property management, mortgage brokerage and appraisal and consulting fees provide substantially all of the remaining revenue.

The Company has historically experienced its lowest quarterly revenue in the first quarter of each year with historically higher and more consistent revenue in the second and third quarters. The fourth quarter has historically provided the highest quarterly revenue due to increased activity related to clients' desire to complete transactions by year-end. As a percentage of total annual revenue, quarterly revenue during 1992 to 1994 ranged from a high of 30.8% to a low of 19.8%. Additionally, the Company operates in an industry that may be affected by various economic conditions, such as interest rates, and tax and environmental laws.

For the first six months of 1995, total revenues of $82.0 million increased by $2.0 million or 2.7% compared to the same period in 1994. Overall, commercial real estate brokerage commissions were level during the comparable periods. On a regional basis, the Pacific Southwest and Eastern regions' commercial brokerage commissions exceeded the comparable 1994 periods by $2.5 million and $1.4 million, respectively. However, the Pacific Northwest region experienced a decrease of $3.8 million which had a significant impact on the net loss for the periods as described below.

Other real estate service fees of $16.7 million for the year-to-date period increased by $2.0 million or 14.0% over the comparable 1994 period primarily as a result of heightened business services activities in the Company's property management operations.

Total revenue of $43.9 million for the second quarter of 1995 declined by $1.6 million or 3.4% from total revenue of $45.5 million for the second quarter of 1994. Second quarter commercial brokerage commissions declined by $2.0 million or 5.3% from the comparable 1994 period as a result of the revenue shortfall of $2.9 million in the Pacific Northwest. The timing of major transactions can significantly impact revenue reporting on a partial year basis, and has contributed in part, to the weaker revenue reported in the Pacific Northwest region. Increased property management fees accounted for nearly all of the $411,000 increase in other real estate service fees over the second quarter of 1994.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission revenue levels. Commission expense related to the commercial brokerage operations represents the major component of salespersons' participation. As a percentage of total commercial real estate brokerage commission revenue, commercial brokerage salespersons' participation expense for the first six months and the second quarter of 1995 increased by 200 and 300 basis points, respectively, over the comparable periods in 1994. The increased participation expense percentages were primarily related to performance of top producers and the Company's commitment to strengthen the salesforce by adding seasoned sales personnel.

Total costs and expenses, other than real estate brokerage commissions expense, increased by $1.9 million, or 4.1%, to $48.0 million for the first six months of 1995 compared to the same period in 1994. The increase was primarily attributable to increased business activity levels in the commercial brokerage branch offices and property management operations, as well as increased commitments to upgrading marketing support and information systems which management believes will contribute to future earnings.

Total costs and expenses, other than real estate brokerage commission expense, for the second quarter of 1995 were $23.7 million compared to $23.6 million for the second quarter of 1994. The leveling of expenses was primarily attributable to the controlling of expenses not related to supporting the growth in the salesforce.

Special charges and unusual items were favorably adjusted by $677,000 for the first six months of 1995 compared to $308,000 for the comparable 1994 period. The 1995 adjustment included $180,000 related to the reversal of a portion of the remaining lease liability of the Southern California residential brokerage operations sold in November 1994. The remainder of the 1995 adjustment and the 1994 adjustment related to changes in estimates and reduction of reserves established for the closure of certain offices at the end of 1993.

As of June 30, 1995, the Company had current accrued severance and office closure costs of approximately $1.6 million of which $465,000 of accrued severance costs and $812,000 of accrued office closure costs, net of expected sublease income, are expected to be paid in cash. As of June 30, 1995, the Company had long-term accrued severance costs of $202,000 which are expected to be paid in cash in 1996. Approximately $1.0 million of the $1.3 million of long-term accrued office closure costs, net of expected sublease income, is expected to be paid in cash over the next seven years. For the six month period ended June 30, 1995, the Company paid $944,000 in cash for the accrued severance and office closure costs described above.

NET LOSS

The net loss of $4.3 million or $.65 per common share for the first six months of 1995 compared unfavorably to the net loss of $3.5 million or $1.18 per common share for the same period in 1994. The decrease from prior year's performance was primarily related to lower earnings from commercial brokerage activities in the Pacific Northwest Region which was partially offset by higher earnings from property management operations and by leveling of operating expenses in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $12.0 million from December 31, 1994 to June 30, 1995. The decrease was mainly attributable to cash used by operations of $10.7 million, which included $4.0 million for 1994 salespersons' and managers' incentive compensation, $5.1 million for deferred salespersons' commission payments, and aggregate interest payments of $704,000 on the 9.9% Senior Notes and the Revolving Credit Note. Approximately $10.3 million of the $10.7 million of cash used by operations related to first quarter operations, consistent with the fact that the Company has historically experienced the highest use of operating cash in the first quarter of the year. Working capital decreased by $4.4 million to $3.0 million during the first six months of 1995.

During 1994, debt agreements with The Prudential Insurance Company of America were renegotiated and modified to provide, among other things, deferral of principal payments until November 1, 1997 and thereafter on the $15 million principal amount of the 9.9% Senior Notes, 10.65% Payment-in-Kind Notes and the Revolving Credit Note which would have been due from 1994 through 1996.

The Company believes that its short-term and long-term cash requirements will be met by operating cash flow. With the completion of the previously mentioned long-term debt restructuring in 1994, and deployment of its 1995 business plan, management believes it will be able to focus on expanding its core commercial real estate business and should be prepared to take advantage of the improving real estate markets. However, if the Company's goals are not substantially achieved because of adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expense levels, or undertake other actions as may be appropriate.

                                     PART II




                                OTHER INFORMATION

                      (Items 2, 3 and 5 are not applicable
                      for the quarter ended June 30, 1995)

ITEM 1.  LEGAL PROCEEDINGS

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 1994 information concerning a complaint, JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related complaint, YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a purported class action lawsuit, JOHN W. MATTHEWS, ET AL.
V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. The YOUNKIN case had been stayed pending appellate review of certain jurisdictional issues. The stay has been vacated and discovery is proceeding. Discovery has commenced in the MATTHEWS case. Except as described herein, there has been no material change with respect to these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1995 annual meeting of stockholders of the Company was held on May 16, 1995. The Company submitted to a vote of stockholders, through the solicitation of a proxy, the following proposal regarding the election of six directors -- representing the entire Board of Directors. The votes cast for or withheld with respect to nominees for election as director were as follows:



                                                  WITHHOLD
                                  FOR             AUTHORITY
                              ----------          ---------
Joe  F. Hanauer               15,914,850            51,725
R. David Anacker              15,917,719            48,856
Lawrence S. Bacow             15,917,506            49,069
Reuben S. Leibowitz           15,916,178            50,397
Robert J. McLaughlin          15,917,679            48,896
John D. Santoleri             15,916,220            50,355




ITEM 6(a).     EXHIBITS


     (3)  ARTICLES OF INCORPORATION AND BYLAWS


     3.1 Certificate of Incorporation of the Registrant, as restated effective November 1, 1994 incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

     3.2 Grubb & Ellis Company Bylaws, as amended effective June 1, 1994, incorporated herein by reference to Exhibit 4.21 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

     3.3 Amendment to the Grubb & Ellis Company Bylaws, effective as of June 1, 1994, incorporated herein by reference to Exhibit 4.20 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).



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


                                  GRUBB & ELLIS COMPANY
                                  ---------------------
                                      (Registrant)




Date:  August 14, 1995              /s/ James E. Klescewski
                                  ----------------------------
                                  James E. Klescewski
                                  Vice President and Corporate Controller
                                  (Chief Accounting Officer)

                     Grubb & Ellis Company and Subsidiaries

                                EXHIBIT INDEX (A)

                       for the quarter ended June 30, 1995
                       -----------------------------------

 Exhibit
 -------


(11)    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


(27)    FINANCIAL DATA SCHEDULE



(A)  Exhibits incorporated by reference are listed in Item 6(a) of this report.