Form 10-Q
period 1995-09-30
GRUBB & ELLIS CO
filed 1995-11-13
CIK 216039

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------

                 Commission File Number:          1-8122
                                        ------------------------

                             GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                             94-1424307
-------------------------------                              ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                      One Montgomery Street, Telesis Tower,
                            San Francisco, CA  94104
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                                    8,873,156
      ---------------------------------------------------------------------
                (Number of Shares Outstanding of the Registrant's
                        Common Stock at November 1, 1995)

                                     PART I






                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts and shares)
                                   (unaudited)


                                                          For the Three Months       For the Nine Months
                                                           Ended September 30,        Ended September 30,
                                                          --------------------       --------------------
                                                           1995         1994         1995          1994
                                                         --------     --------     --------      --------
   Revenue:
     Commercial real estate brokerage commissions        $ 38,686     $ 38,682     $104,020      $103,891
     Real estate services fees, commissions and other       8,676        8,322       25,335        22,937
                                                         --------     --------     --------      --------
        Total Revenue                                      47,362       47,004      129,355       126,828
                                                         --------     --------     --------      --------

   Costs and Expenses:
     Real estate brokerage and other commissions           22,705       22,511       60,119        59,252
     Selling, general and administrative                   11,259       11,540       34,300        33,729
     Salaries and wages                                    12,584       11,672       37,284        35,019
     Depreciation and amortization                            565          575        1,535         1,511
     Special charges and unusual items                       (158)        (519)        (835)         (827)
                                                         --------     --------     --------      --------
        Total costs and expenses                           46,955       45,779      132,403       128,684
                                                         --------     --------     --------      --------
          Total operating income (loss)                       407        1,225       (3,048)       (1,856)

   Other income and expenses:
     Interest income                                          139          151          561         1,113
     Other income, net                                        992           18        1,496            89
     Interest expense to related parties                     (730)        (709)      (2,192)       (2,006)
                                                         --------     --------     --------      --------
        Income (loss) before income taxes                     808          685       (3,183)       (2,660)

   Provision for income taxes                                 212          101          550           297
                                                         --------     --------     --------      --------
          Net income (loss)                              $    596     $    584     $ (3,733)     $ (2,957)
                                                         --------     --------     --------      --------
                                                         --------     --------     --------      --------



   Net income (loss) applicable to common
     stockholders, net of dividends in arrears
     and accretion of liquidation preference on
     preferred stock                                     $   (127)    $    (74)    $ (5,880)     $ (4,910)

   Net income (loss) per common share and equivalents    $   (.01)    $   (.02)    $   (.67)     $  (1.18)

   Weighted average common shares outstanding            8,814,832    4,261,351    8,808,673     4,146,011




            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                (in thousands)

                                     ASSETS


                                        September 30,    December 31,     September 30,
                                             1995           1994              1994
                                        ------------     -----------       -----------
                                         (unaudited)                       (unaudited)
Current Assets:
  Cash and cash equivalents              $  14,498       $  23,371         $  10,381
  Real estate brokerage
    commissions receivable                   2,896           4,500             2,765
  Real estate services fees and
    other commissions receivable             3,158           3,317             3,375
  Other receivables                          4,047           3,116             2,824
  Prepaids and other current
    assets                                   1,811           2,222             2,764
                                        ----------       ---------         ---------
      Total current assets                  26,410          36,526            22,109

Noncurrent Assets:
  Real estate brokerage
    commissions receivable                     554             454               457
  Real estate investments held
    for sale and real estate owned             604           1,016               915
  Equipment and leasehold
    improvements, net                        5,354           5,203             5,160
  Other assets                                 714           2,230             2,631
                                        ----------       ---------         ---------

      Total assets                      $   33,636       $  45,429         $  31,272
                                        ----------       ---------         ---------
                                        ----------       ---------         ---------



            See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets, continued
               (in thousands, except per share amounts and shares)



                                          September 30,    December 31,   September 30,
                                               1995           1994            1994
                                          -------------    ------------   -------------
                                           (unaudited)                     (unaudited)
LIABILITIES

Current Liabilities:
  Notes payable and current portion
    of long-term debt                       $     269       $    508       $    506
  Current portion of notes payable
    and long-term debt to related
    party                                          --             --          6,000
  Accounts payable                              1,534          1,764          1,079
  Compensation and employee benefits
    payable                                     8,719          8,556          8,321
  Deferred commissions payable                  1,073          5,195            540
  Accrued severance obligations                   468            876          1,237
  Accrued office closure costs                  1,031          1,346          2,553
  Accrued claims and settlements                2,372          2,502          3,715
  Other accrued expenses                        5,556          8,430          6,665
                                            ---------       --------       --------
     Total current liabilities                 21,022         29,177         30,616

Long-Term Liabilities:
  Long-term debt, net of current
    portion                                       362            391            702
  Long-term debt to related party,
    net of current portion                     26,403         25,292         24,678
  Accrued claims and settlements               13,432         13,404         13,068
  Accrued severance obligations                    --            277            287
  Accrued office closure costs                  1,349          2,220          2,496
  Other                                           138            154            265
                                            ---------       --------       --------
     Total liabilities                         62,706         70,915         72,112
                                            ---------       --------       --------

Commitments and contingencies (Note 4)             --             --             --
                                            ---------       --------       --------
                                            ---------       --------       --------

REDEEMABLE PREFERRED STOCK

12% Senior Convertible Preferred
  Stock, $100.00 per share redemption
  value; 137,160 shares outstanding                --             --         15,875
5% Junior Convertible Preferred Stock,
  $100.00 per share redemption value;
  150,000 shares outstanding                       --             --         16,147
                                            ---------       --------       --------
     Total redeemable preferred stock              --             --         32,022
                                            ---------       --------       --------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
  1,000,000 shares authorized; 137,160
  shares of 12% Senior Convertible
  Preferred Stock and 150,000 shares
  of 5% Junior Convertible Preferred
  Stock outstanding                            32,143         32,143             --
Common stock, $.01 par value:
  25,000,000 shares authorized;
  8,873,156,  8,797,377 and 4,434,232
  shares issued and outstanding at
  September 30, 1995, December 31, 1994
  and September 30, 1994, respectively             90             89             45
Additional paid-in capital                     57,065         56,917         47,028
Retained earnings (deficit)                  (118,368)      (114,635)      (119,935)
                                            ---------       --------       --------
     Total stockholders' equity (deficit)     (29,070)       (25,486)       (72,862)
                                            ---------       --------       --------
       Total liabilities and
         stockholders' equity (deficit)     $  33,636       $ 45,429       $ 31,272
                                            ---------       --------       --------
                                            ---------       --------       --------



            See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                           (unaudited - in thousands)




                                                    For the Nine Months
                                                    Ended September 30,
                                                   ---------------------
                                                       1995        1994
                                                    --------    --------
Cash Flows from Operating Activities:
  Net loss                                          $ (3,733)   $ (2,957)
  Adjustments to reconcile net loss to net
    cash used in operating activities                 (4,476)     (7,724)
                                                    --------    --------
     Net cash used in operating activities            (8,209)    (10,681)
                                                    --------    --------

Cash Flows from Investing Activities:
  Proceeds from disposition and distribution from
    real estate joint ventures and real estate owned   1,167         344
  Purchases of equipment and leasehold
    improvements                                      (1,561)     (1,526)
                                                    --------    --------
     Net cash used in investing activities              (394)     (1,182)
                                                    --------    --------

Cash Flows from Financing Activities:
  Proceeds from borrowing                                 --       6,000
  Repayment of notes payable                            (270)       (199)
  Proceeds from issuance of common stock                  --          37
                                                    --------    --------
     Net cash provided by (used in) financing
       activities                                       (270)      5,838
                                                    --------    --------

Net decrease in cash and cash equivalents             (8,873)     (6,025)

Cash and cash equivalents at beginning of period      23,371      16,406
                                                    --------    --------

Cash and cash equivalents at end of period          $ 14,498    $ 10,381
                                                    --------    --------
                                                    --------    --------

                        --------------------------------

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

    Interest                                         $ 1,320     $ 1,281
    Income taxes                                       1,000         351




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

    Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Any adjustments to reserves provided in prior periods in connection with offices which management determined in 1993 to close in 1994 are reflected as "Special charges and unusual items".

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

    The calculation of earnings (loss) per common share includes net income
    (loss), adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends earned and accretion of liquidation preference (for periods during which the preferred stock was subject to mandatory redemption) as follows (in thousands):

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


                                                       For the                    For the
                                                    Three Months                Nine Months
                                                        Ended                      Ended
                                                    September 30,              September 30,
                                               -----------------------     ----------------------
                                                   1995          1994         1995          1994
                                               ---------       -------     --------      --------
     Senior Convertible Preferred Stock:
       Accretion of liquidation preference       $    --        $  461       $   --        $1,365
       Undeclared dividends                          516            --        1,530            --
     Junior Convertible Preferred Stock:
       Accretion of liquidation preference            --           197           --           588
       Undeclared dividends                          207            --          617            --
                                                 -------        ------       ------        ------
                                                 $   723        $  658       $2,147        $1,953
                                                 -------        ------       ------        ------
                                                 -------        ------       ------        ------


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

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 1994 the information concerning a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a purported class action lawsuit, JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. A trial date of January 8, 1996 has been set in the JOHSZ case. The YOUNKIN case had been stayed pending appellate review of certain jurisdictional issues. The stay has been vacated and discovery is proceeding. Discovery has commenced in the MATTHEWS case. Except as described herein, there has been no material change with respect to these matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from commercial brokerage activities. Property and asset management, mortgage brokerage and appraisal and consulting fees provide substantially all of the remaining revenue.

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

For the first nine months of 1995, total revenues of $129.4 million increased by $2.5 million, or 2.0% over the same period in 1994. Overall, commercial real estate brokerage commissions were level during the comparable periods. On a regional basis, the Pacific Southwest and Eastern regions' commercial brokerage commissions exceeded the comparable 1994 periods by $1.5 million and $1.1 million, respectively. However, the Pacific Northwest region experienced a decrease of $2.9 million which had a significant impact on the net loss for the period.

Other real estate services fees of $25.3 million for the year-to-date period increased by $2.4 million or 10.5% over the comparable 1994 period, primarily as a result of heightened business services activities in the Company's property management operations.

Total revenue of $47.4 million for the third quarter of 1995 increased by $358,000 or .8% over total revenue of $47.0 million for the third quarter of 1994. Third quarter commercial brokerage commissions of $38.7 million were at the same level as the 1994 comparable period. Increased property management and asset management fees accounted for nearly all of the increase in other real estate services fees over the third quarter of 1995.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission revenue levels. As a percentage of total commercial real estate brokerage commission revenue, commercial brokerage salespersons' participation expense for the first nine months and the third quarter of 1995 increased by 100 and 160 basis points, respectively, over the comparable periods in 1994. The increased participation expense percentages were primarily related to performance of top producers and the Company's commitment to strengthen the salesforce by adding seasoned sales personnel. As of September 30, 1995, the Company has increased its salesforce by 7% over the December 31, 1994 level.

Total costs and expenses, other than real estate brokerage commissions expense and special charges and unusual items, increased by $2.9 million, or 4.1%, to $73.1 million for the first nine months of 1995 compared to the same period in 1994. This increase related primarily to personnel costs due to increased business activity levels in the property management operations and to a lesser degree, increases in business development activities relating to the commercial brokerage business.

Total costs and expenses, other than real estate brokerage commission expense and special charges and unusual items, for the third quarter of 1995 were $24.4 million compared to $23.8 million for the third quarter of 1994. This increase related primarily to personnel costs as described above.

Special charges and unusual items were favorably adjusted by $835,000 for the first nine months of 1995 compared to $827,000 for the comparable 1994 period. The 1995 adjustment included $370,000 related to the reversal of a portion of the remaining lease liability and certain transaction fees for the Southern California residential brokerage operations sold in November 1994. The remainder of the 1995 adjustment, and the entire 1994 adjustment, related to changes in estimates and reduction of reserves established at the end of 1993 for the closure of certain offices.

As of September 30, 1995, the Company had current accrued severance and office closure costs of approximately $1.5 million of which $468,000 of accrued severance costs and $476,000 of accrued office closure costs, net of anticipated sublease income, are expected to be paid in cash. As of September 30, 1995, approximately $1.0 million of the $1.3 million of long-term accrued office closure costs, net of anticipated sublease income, are expected to be paid in cash over the next seven years. For the nine month period ended September 30, 1995, the Company paid $1.1 million in cash for the accrued severance and office closure costs described above.

Other income, net for the third quarter of 1995 included $818,000 representing the recognition of the net effect of the sale of a note secured by certain real estate. On the year-to-date basis, other income, net also includes a $490,000 earnout payment related to the sale of a commercial brokerage operation in 1991.

NET LOSS

The net loss of $3.7 million or $.67 per common share for the first nine months of 1995 compared unfavorably to the net loss of $3.0 million or $1.18 per common share for the same period in 1994. The decrease from prior year's performance was primarily related to lower earnings from commercial brokerage activities in the Pacific Northwest region which was partially offset by higher earnings from property management operations.

Net income for the third quarter of 1995 was $596,000 ($.01 loss per common share) compared to net income of $584,000 ($.02 loss per common share) for the same period in 1994. While total revenues were nearly the same for both periods, the third quarter 1995 salaries and wages were $412,000 higher than the comparable period in 1994 due to the increased business activity levels in the property management and commercial brokerage activities as discussed above. Offsetting the impact of higher expenses was the increase in other income, net as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $2.0 million to $5.4 million during the first nine months of 1995. Cash and cash equivalents decreased by $8.9 million from December 31, 1994 to September 30, 1995. The decrease was mainly attributable to cash used by operations of $8.2 million, which included cash outflows of $4.4 million for 1994 salespersons' and managers' incentive compensation, $5.1 million for deferred salespersons' commission payments, and aggregate interest payments of $1.3 million on the 9.9% Senior Notes and the Revolving Credit Note. Major sources of cash provided by operations included $1.0 million and $1.9 million reductions in net prepaid assets and real estate brokerage commissions receivable, respectively, and the non-cash adjustment for depreciation and amortization of $1.5 million.

The Company has historically experienced the highest use of operating cash in the first quarter of the year, primarily related to the timing of incentive and deferred commission payments combined with the fact that it also historically experiences its lowest quarterly revenue. Historically, operating cash requirements reduce significantly with higher and more consistent revenue in the remaining quarters. Cash used by operations amounted to $10.3 and $.4 million for the first and second quarters of 1995, respectively. Cash provided by operations totaled $2.5 million for the third quarter.

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

                                     PART II




                                OTHER INFORMATION

                     (Items 2, 3, 4 and 5 are not applicable
                    for the quarter ended September 30, 1995)

ITEM 1.  LEGAL PROCEEDINGS

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 1994 the information concerning a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a purported class action lawsuit, JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. A trial date of January 8, 1996 has been set in the JOHSZ case. The YOUNKIN case had been stayed pending appellate review of certain jurisdictional issues. The stay has been vacated and discovery is proceeding. Discovery has commenced in the MATTHEWS case. Except as described herein, there has been no material change with respect to these matters.


ITEM 6(a).     EXHIBITS


     (3)  ARTICLES OF INCORPORATION AND BYLAWS


     3.1 Certificate of Incorporation of the Registrant, as restated effective November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

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


                                  GRUBB & ELLIS COMPANY
                                  -----------------------------
                                      (Registrant)




Date:  November 13, 1995            /s/ James E. Klescewski
                                  -----------------------------
                                  James E. Klescewski
                                  Vice President and Corporate Controller
                                  (Chief Accounting Officer)

                     Grubb & Ellis Company and Subsidiaries

                                EXHIBIT INDEX (A)

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Exhibit
-------

(11)    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


(27)    FINANCIAL DATA SCHEDULE











(A)  Exhibits incorporated by reference are listed in Item 6(a) of this report.