Form 10-K405
period 1995-12-31
GRUBB & ELLIS CO
filed 1996-03-25
CIK 216039

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1995

                                          OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission file number           1-8122.
                                 -------

                                GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    94-1424307 .
-------------------------------                    ---------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                      Identification No.)

                       One Montgomery Street, - Telesis Tower,
                              San Francisco, CA  94104
                              -------------------------
             (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of voting common stock held by nonaffiliates of the registrant as of February 1, 1996 was approximately $10,180,960.

The number of shares outstanding of the registrant's common stock as of March 1, 1996 was 8,883,970 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (December 31, 1995) are incorporated by reference into part III.

                                GRUBB & ELLIS COMPANY
                                      FORM 10-K

                                  TABLE OF CONTENTS

                                                                          PAGE

COVER PAGE                                                                   1

TABLE OF CONTENTS                                                            2

Part I.

    Item 1.   Business                                                       3

    Item 2.   Properties                                                     6

    Item 3.   Legal Proceedings                                              6

    Item 4.   Submission of Matters to a Vote of Security Holders            6

Part II.

    Item 5.   Market for the Registrant's Common Equity
                 and Related Stockholder Matters                             7

    Item 6.   Selected Financial Data                                      8-9

    Item 7.   Management's Discussion and Analysis of Financial          10-15
                   Condition and Results of Operations

    Item 8.   Financial Statements and Supplementary Data                16-40

    Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                        41

Part III.

    Item 10.  Directors and Executive Officers of the Registrant            42

    Item 11.  Executive Compensation                                        42

    Item 12.  Security Ownership of Certain Beneficial
              Owners and Management                                         42

    Item 13.  Certain Relationships and Related Transactions                42

Part IV.

    Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                    43-47

SIGNATURES                                                               48-49

FINANCIAL STATEMENT SCHEDULE                                                50

EXHIBIT INDEX                                                               51

                                GRUBB & ELLIS COMPANY

                                        PART I

ITEM 1.  BUSINESS

GENERAL

Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly and majority owned subsidiaries (the "Company") is a fully integrated real estate services company that provides real estate services to real estate owners/investors and tenants including commercial brokerage and property and facilities management. Additionally, the Company provides mortgage brokerage, appraisal, consultation and asset management services. The Company also provided residential brokerage services until November 1994 when it sold its remaining residential real estate business in Southern California.

Based on revenue, the Company is one of the largest commercial real estate services companies in the United States and is the largest such publicly-traded company (NYSE). Axiom Real Estate Management, Inc. ("Axiom"), the Company's now wholly owned subsidiary, which during 1995 was a majority owned subsidiary, provides property and facilities management services and is one of the largest property management firms in the country with approximately 61 million square feet of property under management. At December 31, 1995, the Company had 80 offices in 58 cities in 17 states and the District of Columbia, with approximately 1,150 commercial brokerage salespersons, 690 non-agent employees and 1,140 Axiom property management staff. The cost of the property management staff is substantially reimbursed by clients.

The Company maintains informal business relationships with full-service real estate firms in England, France, Italy, Germany, Mexico, the Netherlands, Asia and the Pacific Basin and has established its own representative office in Europe.


COMMERCIAL BROKERAGE

The Company acts as a sales or leasing agent for commercial properties, which include office, industrial, retail, apartment and hotel properties, as well as undeveloped land. Properties range in size and type from single, free-standing locations to multi-level, mixed-use projects. The Company's offices are typically located in or near major metropolitan areas. Commercial brokerage comprised approximately 81% of the Company's operating revenue for the year ended December 31, 1995.

The majority of commercial brokerage salespersons, who are primarily leasing agents, focus their activities on one type of commercial property (office, industrial or retail) in a specific market area. Most of the Company's other salespersons broker the sale of commercial investment property or undeveloped land. The majority of salespersons are independent contractors of the Company, although in certain offices, salespersons are hired as employees. During 1995, the Company grew its commercial brokerage sales force by nearly 8% and significantly increased its institutional and corporate services group capabilities.

OTHER REAL ESTATE SERVICES

PROPERTY MANAGEMENT

Substantially all of the Company's facilities and property management services are conducted through Axiom, which managed approximately 61 million square feet of property, including approximately 17 million square feet of facilities of International Business Machines Corporation ("IBM") as of December 31, 1995.

The Company provides property and facilities management services to owners of office, retail, industrial and multi-family residential real estate. These services include tenant relations, facilities and construction management, financial reporting and analysis, and engineering consultation. Property management clients include pension funds, developers, financial institutions, corporate and individual owners and syndicators. The principal markets for the Company's property management services are in Georgia, Illinois, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas and Washington, D.C. Property and facilities management fees constituted approximately 12% of the Company's operating revenue for the year ended December 31, 1995.

On January 24, 1996, the Company completed the purchase of the minority interest held by IBM in Axiom as further described in Note 11 of the Notes to the Consolidated Financial Statements under Item 8 of this report.

APPRAISAL AND CONSULTING

The Company offers appraisal and consulting services through offices in California, Ohio and New York. Most of these resources are located within commercial brokerage services offices. Appraisal and consulting services primarily include valuation of single properties and real estate portfolios, expert witness testimony, market and feasibility studies and investment analysis.

OTHER SERVICES

Other revenue is derived from commercial mortgage brokerage operations and from the Company's partnership and joint venture activities. Partnership and joint venture activities are not a significant portion of the Company's business, and the Company does not anticipate expansion of activity in this area.

RESIDENTIAL BROKERAGE

In November 1994, the Company sold its remaining residential brokerage operations in Southern California. Commissions from residential brokerage constituted approximately 10% of the Company's operating revenue for the year ended December 31, 1993. The Company fully reserved for the closure/sale of its residential brokerage operations in Southern California during the fourth quarter of 1993, therefore, operating revenues and expenses from residential brokerage operations in 1994 are included in "Other income, net", but have no impact on net income.

From 1989 through 1994, the Company provided residential mortgage brokerage services through Grubb & Ellis Mortgage Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company. The Company closed the remaining office in Southern California during 1994.

COMPETITION

Although the Company ranks among the largest national commercial real estate information and services organizations in the United States in terms of revenue, the real estate brokerage industry is fragmented and highly competitive. Thus, the Company's most significant competition in a particular market may be one or both of the other two national firms, and/or regional and local firms, in any combination. In addition, companies not previously engaged primarily in the real estate services business, but with substantial financial resources, now provide real estate or real estate-related services. For example, certain insurance companies, Wall Street investment firms, national property management firms and major real estate developers participate in more traditional commercial brokerage activities.

As a result of the recent recessionary economy and depressed real estate markets in much of the country, a number of real estate services firms have decreased their size and/or left the business entirely during the last five years. Real estate companies may compete on the pricing of services, service delivery capability (for example, the ability to deliver multiple services to a client or the ability to deliver the same services in a number of different markets) and/or proven record of success. Due to the relative strength and longevity of the Company's position in the markets in which it presently operates, its ability to offer clients a range of ancillary real estate services on a local, regional and national basis, decreased competition in certain markets and the Company's improved capital base, the Company believes that it can operate successfully in the future in this highly competitive industry although there can be no assurances in this regard.

ENVIRONMENTAL REGULATION

A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Additionally, new or modified environmental regulations could develop in a manner which have not, but could, adversely affect the Company's commercial brokerage and property management operations. The Company believes it is in compliance in all material respects with all environmental laws or regulations applicable to its operations.

SEASONALITY

The Company has typically experienced its lowest quarterly revenue in the first calendar quarter of each year with higher and more consistent revenue in the second and third quarters. The fourth calendar quarter has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during 1995, 1994 and 1993, as a percentage of total annual revenue, ranged from a high of 31.7% to a low of 19.8%, as adjusted to eliminate the effect of operations sold or closed.

The Company recently announced that it will be changing its reporting period from a calendar year to a fiscal year ending June 30 commencing in 1996 as further described in Note 11 of the Notes to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 2.  PROPERTIES

Inapplicable.

ITEM 3.  LEGAL PROCEEDINGS

The information called for by Item 3 is included in Note 8 of the Notes to the Consolidated Financial Statements under Item 8 of this Report, which Note is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                GRUBB & ELLIS COMPANY

                                       PART II

                                ----------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The principal markets for the Company's common stock are the New York and Pacific Stock Exchanges. The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange ("NYSE") for each quarter of 1995 and 1994.




                                           1995                         1994
                                -------------------------------------------------------
                                   High           Low            High           Low
                                ----------     ----------     ----------     ----------

First Quarter                 $   2 1/2      $   1 7/8      $   4 1/4      $   2 7/8


Second Quarter                    2 5/8          2              3 1/4          2 1/4


Third Quarter                     2 3/4          1 7/8          2 7/8          1 5/8


Fourth Quarter                    2 5/8          1 7/8          2 3/8          1 7/8



As of March 1, 1996, there were 2,428 registered holders of the Company's common stock.

No cash dividends were declared on the Company's common or preferred stock in 1995 or 1994.

Any dividend payments with respect to the common stock will be subject to the restrictions in a certain debt agreement with The Prudential Insurance Company of America ("Prudential"). The agreement prohibits the payment of cash dividends on and repurchases of the Company's common stock.

The Company does not now nor has it for some time met certain criteria for the continued listing of its common stock on the NYSE. Although the NYSE has informed the Company that it is closely monitoring the Company's continued listing status, it has not notified the Company of any plans to delist the common stock. The common stock is also listed on the Pacific Stock Exchange.
In the event of delisting by the NYSE, the Company will use its best efforts to have its common stock continue to be listed on the Pacific Stock Exchange and/or traded in another exchange or market, such as the over-the-counter market. However, the delisting of the common stock by the NYSE could have an adverse impact on the market price and liquidity of the common stock.

As of February 15, 1996, the Company had 8,883,970 shares of common stock outstanding. In addition, the Company has outstanding certain Senior Convertible Preferred Stock and Junior Convertible Preferred Stock, which are convertible into approximately 7.8 million shares of common stock, as well as warrants to purchase approximately 1.7 million shares of common stock. See Note 4 to the Notes to Consolidated Financial Statements. The Company also has outstanding options to purchase approximately

1.2 million shares of common stock under certain Company plans. Combined with the currently outstanding shares of common stock, the conversion of such shares of Senior and Junior Convertible Preferred Stock and the exercise of such warrants and options, which would result in a total of approximately 19.6 million shares of common stock, would dilute the proportionate equity interests of the holders of the common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of warrants or options), or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                 For the Years Ended December 31,(1)
                                            ----------------------------------------------------------------------
                                               1995           1994           1993           1992           1991
                                             --------       --------       --------       --------       --------
                                                     (in thousands, except per share amounts and shares)


Operating Revenue                           $ 189,736      $ 183,602     $  200,731      $ 222,962      $ 266,234


Net income (loss)                           $   1,599      $   2,343     $  (18,208)     $ (59,676)     $ (49,297)


Dividends applicable to preferred
   stockholders:
   Accretion of liquidation preference      $     -        $  (2,173)    $   (2,196)           -              -
   Dividends in arrears                     $   2,870           (438)           -              -              -


Net loss applicable
   to common stockholders                   $  (1,271)     $    (268)    $  (20,404)     $ (59,676)     $ (49,297)


Loss per common share and
   equivalents (2)                          $   (0.14)     $   (0.05)    $    (5.08)     $  (17.01)     $  (14.77)


Weighted average common shares and
   equivalents (3)                          8,824,926      4,934,806      4,019,795      3,509,303      3,336,572



--------------------------------------


(1) The Company reduced its residential real estate operations by selling certain operations or closing certain offices from 1991 through 1994. The remaining residential real estate operations were fully reserved for in December 1993. Operating revenue includes residential real estate brokerage commissions of $20.3 million, $49.2 million and $88.6 million in 1993, 1992 and 1991, respectively. Net income (loss) and per share data reported on the above table reflect expenses related to special charges and unusual items in the amounts of $13.5 million in 1993, $44.9 million in 1992 and $37.0 million in 1991. Favorable adjustments of $601,000 and $2.2 million to special charges and unusual items are included in the 1995 and 1994 results, respectively. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the Notes to Consolidated Financial Statements.

(2) Loss per common share and equivalents were $3.40 and $2.95 for the years ended December 31, 1992 and 1991, respectively, prior to the one-for-five reverse stock split on January 29, 1993.

(3) Weighted average common shares and equivalents were 17,546,513 and 16,682,858 for the years ended December 31, 1992 and 1991, respectively, prior to the one-for-five reverse stock split on January 29, 1993.

Five Year Comparison of Selected Financial and Other Data for the Company:


                                                                        As of December 31,
                                           ------------------------------------------------------------------------
                                               1995           1994           1993           1992           1991
                                             --------       --------       --------       --------       --------
                                                (in thousands, except per share amounts, shares and staff data)


Total assets                               $  46,176      $  45,429     $   42,185     $   44,672      $  81,805


Working capital
   (deficit)                               $   9,882      $   7,349     $  (17,842)    $  (33,273)     $   3,523


Long-term liabilities                      $  40,966      $  41,738     $   30,648     $   36,370      $  44,015


Redeemable convertible
  preferred stock                          $     -        $     -       $   29,900     $      -        $     -


Common stockholders'
  equity (deficit)                         $ (23,719)     $ (25,486)    $  (68,867)    $  (51,458)     $   6,466

Total staff                                    2,980          2,920          3,720          4,602          5,089

Book value per
  common share (1)                         $   (2.67)     $   (2.90)    $   (16.96)    $   (14.29)     $    1.93


Common shares
  outstanding (2)                           8,883,970      8,797,377     4,060,271      3,601,496       3,351,603


---------------------------

(1) Book value per common share was $(2.86) and $.39 as of December 31, 1992 and 1991, respectively, prior to the one-for-five reverse stock split on January 29, 1993.

(2) Common shares outstanding were 18,007,481 and 16,758,016 as of December 31, 1992 and 1991, respectively, prior to the one-for-five reverse stock split on January 29, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

OVERVIEW

During 1994, the Company substantially completed the process begun in 1990 of selling or closing unprofitable offices and non-strategic businesses and new management continued to downsize operations and lower operating costs. In November 1994, the Company completed a financial restructuring (the "1994 Recapitalization"), including a rights offering to stockholders, amendments to existing debt agreements with The Prudential Insurance Company of America ("Prudential") and amendments to existing preferred stock. The 1994 Recapitalization resulted in a total reduction of liabilities of approximately $6.2 million and increase in equity of approximately $42.2 million.

During 1995, the Company grew its commercial brokerage sales force by nearly 8% and significantly increased its institutional and corporate services group capabilities. In January 1996, the Company completed the acquisition of the the minority interest in Axiom Real Estate Management, Inc. ("Axiom"), its property and facilities management subsidiary. Now that the Company owns 100% of Axiom, it intends to create synergies that can be valuable to Axiom, the Company and their clients. Management believes that these actions have positioned the Company to better respond to its clients' needs.

1995 COMPARED TO 1994

REVENUE

Total revenue for 1995 was $189.7 million, an increase of $6.1 million or 3.3% over 1994. Revenue from commercial brokerage offices increased in 1995 by $2.3 million or 1.5% over 1994, reflecting a slower than anticipated velocity in the market for commercial real estate during the first three quarters of the year. While the Company grew its salesforce by nearly 8% during 1995, relatively little impact on full year results was realized since the time lag between producers joining the organization and new transactions being consummated is generally in excess of six months.

Real estate services fees, commissions and other fees of $35.4 million in 1995 increased $3.8 million or 12.1% over 1994. The increase in revenues relates primarily to a $3.2 million increase in property and facilities management fees over 1994.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission levels. Commercial brokerage salespersons' participation expense accounts for nearly all of real estate brokerage and other commissions expense in 1995 and 1994. As a percentage of commercial real estate brokerage revenue in 1995, commercial brokerage salespersons' participation expense increased by approximately .6% over 1994 primarily due to the performance of top producers and the Company's commitment to strengthen the salesforce by adding seasoned salespersons.

Total costs and expenses, other than salespersons' participation expense and the favorable adjustments to special charges and unusual items, of $97.0 million for 1995 increased by $2.9 million or 3.0% over 1994. This increase related primarily to personnel costs due to increased business activity levels in the property management operations and increases in business development activities relating to the commercial brokerage business.

Special charges and unusual items reflect net favorable adjustments of $601,000 and $2.2 million for 1995 and 1994, respectively. The 1995 adjustment includes a $525,000 charge for severance costs for a senior executive related to restructuring the operations of Axiom, offset by certain other credits including approximately $700,000 of non-cash reversals of previously established reserves for severance and office closure costs and the reversal of $360,000 of remaining net office lease liability related to the sale of the Southern California residential brokerage operations in 1994. The 1994 net favorable adjustment of $2.2 million to special charges and unusual items represents non-cash reversals of approximately $1.2 million related to closing certain offices more efficiently than initially estimated and $750,000 related to the reversal of the remaining net office lease liability of the residential brokerage operations mentioned above.

Interest expense to related parties of $2.9 million in 1995 increased by $110,000 over 1994. Principal outstanding on the revolving credit facility was the same in 1995 and 1994 but the interest rate, which is calculated at 2.5% above LIBOR, was higher in 1995 resulting in additional interest expense of $95,000. The increase in interest expense of $176,000 in 1995 over 1994 on the 10.65% Payment-in-Kind Notes (the "10.65% PIK Notes") was the result of the increased principal balance due to interest being paid in kind by the issuance of additional 10.65% PIK Notes. Exactly offsetting the increase in interest expense on the 10.65% PIK Notes was elimination of interest expense on the interim financing loan provided in March 1994 by Warburg Pincus Investors, L.P. ("Warburg") which was repaid by the Company in November 1994.

INCOME TAXES

The 1995 and 1994 provision for income taxes consists of state and local income taxes assessed on profitable subsidiaries of the Company and federal income taxes related solely to Axiom, the Company's subsidiary which files on a separate basis for tax purposes. Axiom will be included in the Company's consolidated tax return beginning in 1996 due to the Company's purchase of the minority interest in Axiom as described in Note 11 of the Notes to Consolidated Financial Statements.

The Company reported a taxable loss of $11.5 million on its 1994 consolidated federal income tax return and estimates that it will report a taxable loss of approximately $3.0 million for 1995.

As of December 31, 1995, the Company had net current and noncurrent deferred tax assets of $4.4 million and $20.7 million, respectively. Approximately $13.4 million of the net noncurrent deferred tax assets relate to tax net operating loss carryforwards which will be available to offset future taxable income through 2010. The Company has recorded a valuation allowance for the entire amount of the net current and noncurrent deferred tax assets as of December 31, 1995 and will continue to do so until such time that management believes that it is more likely than not that the Company will generate taxable income sufficient to realize such tax benefits. See Note 5 of Notes to Consolidated Financial Statements for additional information.

NET INCOME

The Company reported net income of $1.6 million and $2.3 million for 1995 and 1994, respectively. Net income included favorable adjustments to special charges and unusual items of $601,000 and $2.2 million in 1995 and 1994, respectively, and 1995 included $818,000 in "Other income, net" representing the net gain in the sale of a note secured by certain real estate.

Net loss per common share was $.14 and $.05 in 1995 and 1994, respectively. Net loss applicable to common stockholders is calculated by reducing net income by amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends and accretion of liquidation preference (for the periods during which the preferred stock was subject to mandatory redemption) of $2.9 million and $2.6 million in 1995 and 1994, respectively.

STOCKHOLDERS' DEFICIT

During 1995, stockholders' deficit decreased by $1.8 million from 1994 year-end as a result of 1995 net income of $1.6 million and $168,000 in respect of common stock issued in connection with the employee common stock purchase plan and the matching contribution by the Company to the employee 401(k) plan. The book value per common share increased from $(2.90) at December 31, 1994 to $(2.67) per common share at December 31, 1995 as a result of the above mentioned changes.

1994 COMPARED TO 1993

REVENUE

Total revenue for 1994 was $183.6 million, a decrease of 8.5% from $200.7 million in 1993. Excluding revenue from the Northern California residential brokerage operations and real estate advisory services which were sold during the first quarter of 1993, and certain other offices which at the end of 1993 were sold, closed, or expected to be closed, as well as government contracting business conducted through April 1994, operating revenue of $183.1 million increased by $17.0 million or 10.2% over 1993.

Revenue from commercial brokerage offices increased in 1994 by $10.2 million or 7.2% over 1993 as a result of improving markets for commercial real estate and the Company's increasing market share in specific markets.

Revenue from the Company's residential brokerage operations of $20.3 million in 1993 consisted of $3.1 million from the Northern California operations which were sold in March 1993 and $17.2 million from the Southern California operations. The Company fully reserved for the closure/sale of its remaining residential brokerage operations in Southern California during the fourth quarter of 1993, therefore, revenues and expenses from the Southern California operations were included in "Other income, net" in 1994, but have no impact on net income.

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

Total costs and expenses, other than salespersons' participation expense, of $91.9 million for 1994 decreased by 21.1% from $116.5 million in 1993. The decrease primarily resulted from a decrease in special charges and unusual items and, as explained above, because the expenses of the residential brokerage operations are included in "Other income, net" in 1994. Further excluding the cost and expenses of businesses closed or sold in 1993 and 1994, and the special charges and unusual items, 1994 costs and expenses increased by $4.2 million or 4.7% over 1993. Such expense increases were primarily a result of several key management positions being filled in the latter part of 1993 and additional investments in technology anticipated to improve profits in future years.

The Company recorded favorable adjustments of $2.2 million to special charges and unusual items in 1994 as a result of reversals of previously established reserves associated with the closure of certain offices which were accomplished more efficiently than initially estimated at the end of 1993, and the sale of the Company's remaining residential brokerage operations in November 1994. In 1993, special charges and unusual items of $13.5 million were recorded including the write-down of the remaining unamortized goodwill of $10.1 million, office closure and severance costs of $2.9 million and other charges of $500,000.

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

INCOME TAXES

The 1994 provision for income taxes was $307,000 compared to $575,000 in 1993. The 1994 tax provision consists of federal, state and local income taxes assessed on profitable subsidiaries of the Company, whereas the 1993 tax provision has no federal income tax component. The 1994 federal income tax component relates solely to Axiom, the Company's subsidiary which reported on a separate basis for tax purposes.

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

                           LIQUIDITY AND CAPITAL RESOURCES

During 1995, cash and cash equivalents increased by $3.2 million over the 1994 year-end level primarily as a result of $4.6 million of net cash provided by operating activities offset by $1.1 million of net cash used in investing activities. Net cash provided by operating activities was significantly impacted by a $5.0 million decrease in other liability accounts including claims and settlements, office closure and severance costs for which reserves were provided at the end of 1993 and 1992. The net cash used in investing activities primarily relates to $2.3 million of purchases of equipment and leasehold improvements offset by $1.2 million of proceeds from disposition of real estate joint ventures and real estate owned including the sale of a note receivable as further described in Note 1 of the Notes to Consolidated Financial Statements.

The Company has historically experienced the highest use of operating cash in the first quarter of the year, primarily related to the payment of year-end compensation and deferred commissions payable balances which attain peak levels as a result of fourth quarter business activity. Additionally, quarterly revenues are typically at their lowest level in the first quarter.

As of December 31, 1995, the Company had current accrued severance and office closure costs of approximately $1.6 million of which $776,000 of accrued severance costs and $439,000 of accrued office closure costs, net of expected sublease income, are expected to be paid in cash in 1996. Approximately $861,000 of the $1.1 million of long-term accrued office closure costs, net of expected sublease income, is expected to be paid in cash over the next six years (see Note 9 of the Notes to Consolidated Financial Statements). The funding of these cash requirements is expected to come from cash flow from operations.

Working capital improved by $2.5 million to $9.9 million at December 31, 1995 primarily as a result of the $3.2 million increase in cash and cash equivalents offset by a $927,000 reduction in prepaids and other current assets. Total current liabilities of $28.9 million at December 31, 1995 were comparable to the December 31, 1994 total of $29.2 million, however, the composition has changed. Compensation, benefits and deferred commissions payable increased by $3.3 million at December 31, 1995 over the 1994 year-end balance as a result of strong year-end revenue levels and a greater number of salespeople electing to defer commissions to 1996. Offsetting this increase in short-term liabilities was a $3.0 million reduction in accrued severance, office closure, claims, settlements and other accrued expenses.

Operating cash flow is expected to be sufficient to meet the Company's anticipated normal operating expenses. The Company's long-term cash requirements include principal payments on its long-term debt as described in
Note 4 to the Notes to Consolidated Financial Statements. To the extent that the Company's cash requirements are not met by operating cash flow, due to adverse economic conditions or other unfavorable events, the Company may find it necessary to further reduce expense levels, seek refinancing, or undertake other actions as may be appropriate. In such event, the Company anticipates that its ability to raise financing on acceptable terms would be severely limited and there can be no assurance that the Company would be able to raise additional financing.

DIVIDENDS

Any dividend payments by the Company on the common stock will be subject to restrictions on the payment of dividends in the Prudential debt agreements and the payment of all accrued and unpaid dividends on the Senior and Junior Convertible Preferred Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Axiom Real Estate Management, Inc., a 74% owned subsidiary, which statements reflect total assets of $8,612,827 and $6,417,359 as of December 31, 1995 and 1994, respectively, and total revenues of $24,960,603, $22,533,316 and $21,422,586 for the years in the period ended
December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Axiom Real Estate Management, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



San Francisco, California
February 5, 1996

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Axiom Real Estate Management, Inc.


We have audited the accompanying balance sheets of Axiom Real Estate Management, Inc. as of December 31, 1995 and 1994 and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, on January 24, 1996, pursuant to a Stock Sale Agreement, Grubb & Ellis Company became the sole stockholder of the Company by purchasing the outstanding Class B common stock from International Business Machines Corporation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiom Real Estate Management, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Pittsburgh, Pennsylvania                                Coopers & Lybrand L.L.P.
January 26, 1996

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1995 AND 1994
                                    (IN THOUSANDS)

                                        ASSETS

                                                  1995                1994
                                                 ------              ------


Current assets
  Cash and cash equivalents                    $26,611             $23,371
  Receivables:
    Real estate brokerage commissions            3,313               4,500
    Real estate services fees and other
      commissions                                3,669               3,317
    Other receivables                            3,923               3,116
  Prepaids and other current assets              1,295               2,222
                                                ------              ------
      Total current assets                      38,811              36,526

Noncurrent assets
  Real estate brokerage commissions receivable     272                 454
  Real estate investments held for sale and
    real estate owned                              579               1,016
  Equipment and leasehold improvements, net      5,563               5,203
  Other assets                                     951               2,230
                                                ------              ------
      Total assets                             $46,176             $45,429
                                                ------              ------
                                                ------              ------






                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                       GRUBB AND ELLIS COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1995 AND 1994
                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                           1995         1994
                                                         --------     --------
Current liabilities
  Notes payable and current portion of long-term debt    $    276     $    508
  Accounts payable                                          1,498        1,764
  Compensation and employee benefits payable                9,552        8,556
  Deferred commissions payable                              7,451        5,195
  Accrued severance obligations                               776          876
  Accrued office closure costs                                867        1,346
  Accrued claims and settlements                            2,132        2,502
  Other accrued expenses                                    6,377        8,430
                                                         --------     --------
      Total current liabilities                            28,929       29,177


Long-term liabilities
  Long-term debt, net of current portion                      351          391
  Long-term debt to related party, net of current portion  26,698       25,292
  Accrued claims and settlements                           12,802       13,404
  Accrued severance obligations                                16          277
  Accrued office closure costs                              1,099        2,220
  Other                                                      -             154
                                                         --------     --------
      Total liabilities                                    69,895       70,915
                                                         --------     --------


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value:  1,000,000 shares
  authorized; 137,160 shares of 12% Senior Convertible
  Preferred Stock and 150,000 shares of 5% Junior
  Convertible Preferred Stock outstanding                  32,143       32,143

Common stock, $.01 par value: 25,000,000 shares
  authorized; 8,883,970 and 8,797,377 shares issued and
  outstanding at December 31, 1995 and 1994, respectively      90           89

Additional paid-in-capital                                 57,084       56,917
Retained earnings (deficit)                              (113,036)    (114,635)
                                                         --------     --------
    Total stockholders' equity (deficit)                  (23,719)     (25,486)
                                                         --------     --------
    Total liabilities and stockholders' equity (deficit) $ 46,176    $  45,429
                                                         --------     --------
                                                         --------     --------



                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)


                                                                1995           1994           1993
                                                             ---------      ---------      ---------
Revenue
   Commercial real estate brokerage commissions             $ 154,349      $ 152,031      $ 141,875
   Residential real estate brokerage commissions                 -              -            20,266
   Real estate services fees, commissions and other            35,387         31,571         38,590
                                                            ---------      ---------      ---------
     Total revenue                                            189,736        183,602        200,731
                                                            ---------      ---------      ---------

Cost and expenses
   Real estate brokerage and other commissions                 90,385         87,578        100,250
   Selling, general and administrative                         46,317         48,456         55,958
   Salaries and wages                                          48,535         43,706         44,780
   Depreciation and amortization                                2,143          1,981          2,287
   Special charges and unusual items                             (601)        (2,241)        13,494
                                                            ---------      ---------      ---------
     Total costs and expenses                                 186,779        179,480        216,769
                                                            ---------      ---------      ---------
       Total operating income (loss)                            2,957          4,122        (16,038)

Other income and expenses
   Interest income                                                778            574            442
   Other income, net                                            1,293            806            551
   Interest expense                                               (22)           (51)          (136)
   Interest expense to related parties                         (2,911)        (2,801)        (2,452)
                                                            ---------      ---------      ---------
   Income (loss) before income taxes                            2,095          2,650        (17,633)
Provision for income taxes                                       (496)          (307)          (575)
                                                            ---------      ---------      ---------
       Net income (loss)                                    $   1,599      $   2,343      $ (18,208)
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------

Net loss applicable to common stockholders, net of
   dividends in arrears and accretion of
   liquidation preference on preferred stock in the
   amounts of $2,870, $2,611 and $2,196 in 1995, 1994
   and 1993, respectively                                   $  (1,271)     $    (268)     $ (20,404)

Net loss per common share and equivalents, giving
   retroactive effect to the one-for-five reverse
   stock split on January 29, 1993                          $    (.14)     $    (.05)     $   (5.08)

Weighted average common shares outstanding giving
   retroactive effect to the one-for-five reverse
   split on January 29, 1993                                8,824,926      4,934,806      4,019,795




                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)

                                             Common Stock                                                          Total
                                       --------------------------                    Additional     Retained    Stockholders'
                                       Outstanding                     Preferred       Paid-in-     Earnings       Equity
                                         Shares          Amount          Stock         Capital     (Deficit)      (Deficit)
                                       -----------     ----------       --------      ---------     --------      ---------
Balance as of December 31, 1992        18,007,481       $ 18,007        $    -        $  29,305     $(98,770)     $(51,458)

Effect of one-for-five reverse
  stock split and change in par
  value from $1.00 to $0.01 per
  share                               (14,405,985)       (17,971)             -          17,971            -             -

Accretion of liquidation
  preference on preferred stock                 -              -              -          (2,196)           -        (2,196)

Common stock issued for:
  Exercise of Prudential warrant          397,549              4              -           2,898            -         2,902

  Rights redemption                        42,400              1              -               -            -             1

Employee common stock purchase
  agreements and exercise of
  common stock options, net of
  common stock tendered                    14,161              -              -              70            -            70

Acquisition earnouts                        4,665              -              -              22            -            22

Net loss                                        -              -              -               -      (18,208)      (18,208)
                                       ----------        -------       --------        --------     --------       -------
  Balance as of December 31, 1993       4,060,271             41              -          48,070     (116,978)      (68,867)


Accretion of liquidation
  preference on preferred stock                 -              -              -          (2,173)           -        (2,173)

Elimination of mandatory
  redemption provision on
  preferred stock:
  12% Senior Convertible
    Preferred Stock                             -              -         15,945               -            -        15,945

  5% Junior Convertible
    Preferred Stock                             -              -         16,198               -            -        16,198

Warrants issued in connection
  with 1994 Recapitalization                    -              -              -             259            -           259

Common stock issued for:
  Stockholder rights offering and
    standby commitment                  4,361,975             44              -           9,847            -         9,891

  Litigation settlements                  299,898              3              -             678            -           681

Employee common stock purchase
  agreements                               14,525              -              -              47            -            47

Employee 401(k) plan
  matching contribution                    60,708              1              -             189            -           190

Net income                                      -              -              -               -        2,343         2,343
                                       ----------       --------       --------        --------     --------       -------

  Balance as of December 31, 1994       8,797,377             89         32,143          56,917     (114,635)      (25,486)

Employee common stock purchase
  agreements                               33,063              -              -              60            -            60

Employee 401(K) plan
  matching contribution                    53,530              1              -             107            -           108

Net Income                                                                                             1,599         1,599
                                       ----------       --------       --------        --------     --------       -------
  Balance as of December 31, 1995       8,883,970       $     90        $32,143         $57,084    $(113,036)     $(23,719)
                                       ----------       --------       --------        --------     --------       -------
                                       ----------       --------       --------        --------     --------       -------





                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                    (IN THOUSANDS)




                                                                   1995                          1994                    1993
                                                                 ---------                     ---------               ---------
Cash Flows from Operating Activities:

  Net income (loss)                                              $   1,599                     $   2,343               $ (18,208)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:


  Depreciation and amortization                                      2,143                         1,981                   2,287

  Interest expense on Payment-in-Kind Notes                          1,501                         1,301                   1,279

  Increase (decrease) in real estate brokerage commissions

     receivable valuation allowances                                   120                        (1,909)                     25

  Other non-cash charges related to special charges
     and unusual items                                                (601)                       (2,241)                 13,494

  Gain on sale of real estate and other assets                           -                            -                       20

  Decrease in real estate brokerage commissions receivable           1,249                         4,561                   3,270

  Decrease (increase) in other asset accounts                        1,426                         1,047                  (2,446)

  Decrease in accounts payable                                        (266)                         (109)                 (1,153)

  Increase in deferred commissions payable                           2,256                         2,381                     900

  Decrease in other liability accounts                              (4,833)                       (9,821)                 (2,868)
                                                                  --------                      --------                --------
    Net cash provided by (used in) operating activities              4,594                          (466)                 (3,400)
                                                                  --------                      --------                --------


Cash Flows from Investing Activities:

  Proceeds from sale of assets                                           -                             -                   3,350

  Purchases of equipment and leasehold improvements                 (2,311)                       (2,230)                 (3,115)

  Proceeds from disposition of real estate joint ventures
     and real estate owned                                           1,165                           344                     389

  Distributions from real estate joint ventures                         54                            20                      76

                                                                  --------                      --------                --------
    Net cash provided by (used in) investing activities             (1,092)                       (1,866)                    700
                                                                  --------                      --------                --------
Cash Flows From Financing Activities:
  Proceeds from issuance of preferred stock                              -                             -                  13,750

  Offering costs related to issuance of preferred stock                  -                             -                  (1,281)

  Proceeds from borrowing                                                -                         6,000                   8,000

  Repayment of notes payable                                          (262)                         (263)                 (9,067)

  Proceeds from issuance of common stock                                 -                         4,201                      58

  Costs related to Rights Offering and issuance of common stock          -                          (586)                      -

  Costs related to debt refinancing                                      -                           (55)                      -
                                                                   -------                      --------                 --------
    Net cash provided by (used in) financing activities               (262)                        9,297                   11,460
                                                                  --------                      --------                 --------

Net increase in cash and cash equivalents                            3,240                         6,965                    8,760

Cash and equivalents at beginning of the year                       23,371                        16,406                    7,646
                                                                  --------                      --------                 --------

Cash and cash equivalents at end of the year                     $  26,611                     $  23,371                $  16,406
                                                                  --------                      --------                 --------
                                                                  --------                      --------                 --------






                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY:

     Grubb & Ellis Company (the "Company") is a fully integrated real estate services company that provides real estate services to real estate owners/investors and tenants including commercial brokerage and property and facilities management. Additionally, the Company provides mortgage brokerage, appraisal, consultation and asset management services. The Company also provided residential brokerage services until November 1994 when it sold its remaining residential real estate business in Southern California.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Grubb &
Ellis Company, its wholly and majority owned and controlled subsidiaries and controlled partnerships. The Company consolidates its majority owned subsidiary, Axiom Real Estate Management, Inc. ("Axiom"), which provides real estate property and facilities management services. The minority interest in Axiom is immaterial and has been included in other long-term liabilities on the Consolidated Balance Sheets and other income, net on the Consolidated Statements of Operations. The Company acquired the minority interest in Axiom in January 1996 as further described in Note 11 to the Notes to Consolidated Financial Statements. All significant intercompany accounts and transactions with consolidated entities and transactions with unconsolidated joint ventures and partnerships accounted for under the equity method of accounting have been eliminated.

BASIS OF PRESENTATION:

     The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets. Considerable judgment is necessarily required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     SHORT-TERM FINANCIAL INSTRUMENTS - the carrying amounts of cash and cash equivalents, receivables, and obligations under accounts payable and debt instruments approximate fair value because of the short maturity of these instruments.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LONG-TERM DEBT - an estimate of the fair value of the Company's long-term debt would require the use of a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Management believes that the Company's current financial position is significantly different from its financial position during the period in which it originally acquired its long-term debt and believes that the Company would be unable to obtain similar financing given these facts and the current state of its financial matters. Accordingly, management is unable, without incurring excessive costs, to estimate its incremental borrowing rate, and considers estimation of fair value to be impracticable.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

     In October 1995, the Financial Accounting Standards Board issued statement No. 123, "Accounting for Stock-Based Compensation ("Statement 123")," which is effective for the Company's next annual reporting period. Statement 123 allows companies to either account for stock-based compensation under the new provisions of Statement 123 or under the provisions of Accounting Principles Bulletin Opinion No. 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of Statement 123 had been adopted. The Company has not yet determined whether or not to adopt Statement 123 in 1996, but does not believe that the adoption will have a material impact on the financial position or the results of operations of the Company.

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

INCOME TAXES:

     The provision for income taxes is based on income or loss recognized for financial statement purposes and includes the effects of temporary differences between such income or loss and that recognized for tax return purposes. Deferred income taxes, if any, are recorded to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts.

EARNINGS (LOSS) PER COMMON SHARE AND EQUIVALENTS:

     Earnings (loss) per common share and equivalents computations are based on the weighted average number of common shares outstanding after giving effect to potential dilution from common stock options and warrants. For specifics regarding the potential dilution from common stock options and warrants, see
Note 4 to the Notes to Consolidated Financial Statements. As calculated in accordance with Generally Accepted Accounting Principles, primary earnings
(loss) per common share is the same as fully diluted earnings (loss) per common share for each year presented. Common share and per share amounts have been adjusted to give retroactive effect to the one-for-five reverse stock split on January 29, 1993.

The calculation of earnings (loss) per common share includes net income (loss) adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends and accretion of liquidation preference (for the periods during which the preferred stock was subject to mandatory redemption) as follows (in thousands):





                                                                                                               Cumulative
                                                       1995                1994                1993               Total
                                                       ----                ----                ----               -----
  Junior Convertible Preferred Stock -
    Undeclared dividends                             $2,046              $  131              $    -              $2,177
    Accretion of liquidation preference                   -                 653                 687               1,340
  Senior Convertible Preferred Stock -
    Undeclared dividends                                824                 307                   -               1,131
    Accretion of liquidation preference                   -               1,520               1,509               3,029
                                                     ------              ------              ------              ------
                                                     $2,870              $2,611              $2,196              $7,677
                                                     ------              ------              ------              ------
                                                     ------              ------              ------              ------



                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS:

      Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with original maturities of three months or less from the date of purchase and are stated at cost.

      The Company had cash balances of $2,434,000 and $2,096,OOO at December
31, 1995 and 1994, respectively, restricted to use for errors and omissions insurance claims associated with the Company's errors and omissions insurance captive. Additionally, Axiom had cash balances of $3,476,000 and $2,490,000 at December 31, 1995 and 1994, respectively, which prior to the purchase of the minority ownership interest in Axiom in January 1996, were not available for use by the Company. The restricted net assets of Axiom amounted to approximately $2.0 million at December 31, 1995.

      For purposes of disclosure for the Consolidated Statements of Cash Flows, cash payments for interest for the three years ended December 31, 1995, 1994, and 1993 were approximately $1,427,000, $1,418,000 and $1,005,000, respectively.
Cash payments for income taxes for the three years ended December 31, 1995, 1994 and 1993 were approximately $1,209,000, $363,000 and $515,000, respectively.

REAL ESTATE INVESTMENTS:

      Real estate investments held for sale are recorded at the lower of cost or net realizable value. The Company had a valuation allowance on real estate investments and real estate owned of approximately $2,478,000 and $3,778,000 at December 31, 1995 and 1994, respectively. In connection with the disposition of real estate investments, the Company sold a property in 1993 with a book value of approximately $413,000 in exchange for a note receivable of $1,190,000, resulting in the deferral of $884,000 of revenue under the cost recovery method. The note receivable was sold at a discount in 1995 resulting in a gain of $818,000, net of the recognition of revenue previously deferred and is included in "Other income, net".

RECLASSIFICATIONS:

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. REAL ESTATE BROKERAGE COMMISSIONS RECEIVABLE

      Real estate brokerage commissions receivable consisted of the following at December 31, 1995 and 1994 (in thousands):

                                                      1995           1994
                                                    -------        -------

 Commissions receivable                             $17,270        $17,484
 Salespersons' participation                        (10,447)        (9,412)
 Allowance for uncollectible accounts                (3,238)        (3,118)
                                                    -------        -------
   Total                                              3,585          4,954
 Less portion classified as current                   3,313          4,500
                                                    -------        -------
 Noncurrent portion                                 $   272        $   454
                                                    -------        -------
                                                    -------        -------


                         GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consisted of the following at December 31, 1995 and 1994 (in thousands):

                                                       1995          1994
                                                     -------       -------

   Office furniture and equipment                    $14,844       $13,685
   Leasehold improvements                              4,886         4,846
                                                     -------       -------
     Total                                            19,730        18,531
   Less accumulated depreciation and amortization     14,167        13,328
                                                     -------       -------
   Equipment and leasehold improvements, net         $ 5,563       $ 5,203
                                                     -------       -------
                                                     -------       -------


4. LONG-TERM DEBT AND RECAPITALIZATION

     Long-term debt consisted of the following at December 31, 1995 and 1994 (in thousands):

                                                       1995          1994
                                                     -------       -------
   Senior Notes, 9.9%, due
     November 1, 1997 and 1998                       $10,000       $10,000

   $10 million 10.65% PIK Notes, net,
     increasing to 11.65% effective
     January 1, 1996, due November 1,
     2000 and 2001                                    11,698        10,292

   Revolving Credit Note at 2.5% above
     LIBOR, due November 1, 1999                       5,000         5,000

   Other notes payable at various rates of
     interest, due through 2005                          627           899
                                                     -------       -------
                                                      27,325        26,191
   Less portion classified as current                    276           508
                                                     -------       -------

   Long-term portion                                 $27,049       $25,683
                                                     -------       -------
                                                     -------       -------


                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

      Aggregate maturities of long-term debt, excluding discount amortization, for the next five years are as follows: 1996 - $276,000; 1997 - $5,029,000; 1998 - $5,033,000; 1999 - $5,036,000; 2000 - $5,952,000 and thereafter,
$6,127,000.

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

9.9% SENIOR NOTES:

      The 9.9% Senior Notes were issued to Prudential in 1986 and were subsequently modified in 1992 and in connection with the 1994 Recapitalization. The principal payment terms were modified requiring two approximately equal installments on November 1, 1997 and 1998. The 9.9% Senior Notes require semi-annual interest payments.

10.65% PAYMENT-IN-KIND NOTES:

      In January 1993, Prudential agreed, among other things, to convert $10 million of the then outstanding 10.65% Subordinated Notes into $10 million of 10.65% Payment-in-Kind Notes (the "10.65% PIK Notes") due November 1, 1999 (the "1993 Recapitalization"). The 10.65% PIK Notes require semi-annual

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

interest payments, although until all of the 9.9% Senior Notes have been retired, the interest may be paid in kind by the issuance of additional 10.65% PIK Notes. In connection with the 1994 Recapitalization, the terms of the principal payments were modified requiring two approximately equal installments on November 1, 2000 and 2001. Additionally, the interest rate will increase from 10.65% to 11.65% per annum on January 1, 1996. Interest expense is being recorded on the level yield method at an effective yield rate of 11.5%. The outstanding amount of the 10.65% PIK Notes is net of $920,000 canceled by Prudential in payment of the exercise price of a warrant pursuant to the terms of the 1993 Recapitalization and unamortized discount of $128,000 and $323,000 at December 31, 1995 and 1994, respectively.

REVOLVING CREDIT NOTE:

      The Revolving Credit Note bears interest at 2.5% above LIBOR and has certain repayment requirements and other financial covenants. Prior to the 1994 Recapitalization, upon maturity, the Company had the option of converting the note into a term note which would mature on December 31, 1996, have an interest rate of LIBOR plus 5% and require equal semi-annual principal payments beginning June 30, 1995. In connection with the 1994 Recapitalization, Prudential canceled the conversion option, extended the maturity date to November 1, 1999 and waived the Company's obligation to repay all of the outstanding principal for a 60-day period in 1994 and in subsequent years until after April 1, 1997.

OTHER NOTES PAYABLE:

      Other notes payable of the Company are secured by various assets with carrying values of approximately $411,000 and $6,856,000 at December 31, 1995 and 1994, respectively.

AXIOM CREDIT FACILITY:

      Axiom has a credit facility with a subsidiary of IBM which provides for maximum outstanding borrowings not to exceed the lesser of $2,050,000 or Axiom's borrowing base which is comprised of eligible accounts receivable as defined.
At December 31, 1995, IBM was a minority shareholder of Axiom. The credit facility expires October 19, 1998 and is subject to automatic successive three year extensions unless IBM provides ninety (90) days written notice of its intent to terminate at the end of the initial three year term or at the end of any successive three year terms. There were no borrowings outstanding under this credit facility as of December 31, 1995. Any borrowings under this credit facility would be collateralized by substantially all of Axiom's assets and subject to certain financial ratio covenants, including the maintenance of minimum levels of net worth.

JUNIOR CONVERTIBLE PREFERRED STOCK:

      In January 1993, the Company issued 150,000 shares of 5% Junior Convertible Preferred Stock ("Junior Preferred") and five-year warrants to purchase 200,000 shares of common stock at an exercise price of $5.50 per share to Prudential in exchange for $15 million of the then outstanding 10.65% Subordinated Notes. Each share of Junior Preferred is convertible, at the

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

option of the holder, into shares of common stock of the Company determined by dividing the $100 stated value per share by the conversion price of $5.6085. Prior to the 1994 Recapitalization, each share of Junior Preferred was subject to mandatory conversion based on specific financial ratios and/or conditions. Holders of Junior Preferred are entitled to receive, out of any funds legally available, cumulative dividends payable in cash at a rate of 5% per annum compounded annually.

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

      Each share of Senior Preferred is convertible, at the option of the holder, into shares of common stock of the Company determined by dividing the $100 stated value per share by the conversion price of $2.6564 for Warburg and $2.63540 for Hanauer. Prior to the 1994 Recapitalization, each share of Senior Preferred was subject to mandatory redemption based on specific financial

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

SENIOR CONVERTIBLE PREFERRED STOCK (CONTINUED):

ratios and/or conditions and anti-dilution provisions with respect to the issuance of common stock and common stock equivalents at less than the conversion price or exercise price. Holders of Senior Preferred are entitled to receive, out of any funds legally available, cumulative dividends payable in cash at a rate of 12% per annum compounded annually.

      The 1994 Recapitalization provided for the elimination of the mandatory redemption provision and an increase in the dividend rate so that at such time the dividend rate on the Junior Preferred increases above the dividend rate of the Senior Preferred, the dividend rate on the Senior Preferred will increase by the same amount. As a result of the application of the anti-dilution provisions previously existing in the Senior Preferred, the number of shares issuable upon conversion of the Senior Preferred increased from 4,551,201 shares to 5,166,029 shares. With respect to dividend rights and rights on redemption and on liquidation, winding up and dissolution, the Senior Preferred ranks prior to any other equity securities of the Company, including all classes of common stock and any other series of preferred stock of the Company.

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

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

      As a result of the 1994 Recapitalization and application of the anti-dilution provisions previously existing in the warrants held by Warburg and Hanauer, the aggregate number of shares issuable upon conversion of such warrants increased from 726,182 to 1,043,199 shares. Loan costs of $34,000 were capitalized in connection with the Prudential warrant amendments and are being amortized over the weighted average remaining terms of the debt agreements with Prudential. Contingent warrants held by Warburg, originally issued with the Senior Preferred, to acquire up to 373,818 shares under certain circumstances, were canceled.

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

5. INCOME TAXES

      The provision for income taxes for each of the three years ended December 31, 1995 consisted of state and local income taxes due currently. Additionally, the provision for income taxes for 1995 and 1994 includes federal income taxes related solely to Axiom which files on a separate tax basis for tax purposes.

      At December 31, 1995, the following income tax carryforwards were available to the Company (in thousands):

                                                               Expiration
                                                Amount            Dates
                                               -------         -----------

Federal regular tax operating
  loss carryforwards                           $39,719        2005 to 2010

Federal investment tax credit
  carryforwards                                $   278        1998 to 2000


                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. INCOME TAXES (CONTINUED)

      As of December 31, 1995, the Company had a federal tax net operating loss carryforward of $39.7 million and a federal investment tax credit carryforward of $278,000, after taking into effect the reduction in tax attributes resulting from the cancellation of indebtedness pursuant to Section 108(b)(2) of the Internal Revenue Code (the "Code"). The 1993 Recapitalization constituted an ownership change within the meaning of Section 382 of the Code thereby limiting the amount of post-ownership change taxable income which may be offset by the above net operating loss carryovers attributable to periods prior to the ownership change. The annual amount of net operating losses allowed under
Section 382 will be approximately $825,000. Net operating losses not subject to the limitation under Section 382 are approximately $19.5 million.

      The Company's effective tax rate on its income (loss) before taxes differs from the statutory federal regular tax rate as follows:

                                                1995       1994       1993
                                                -----      -----      -----
Federal statutory rate                          35.0%      35.0%     (35.0)%

State and local income taxes
    (net of federal benefit)                     9.5        3.7        3.3

Goodwill amortization                             -          -        20.9

Meals and entertainment                          6.7        5.2        -

Recognition of a deferred tax asset in the
    current period                                -       (32.3)       -

Losses for which a tax detriment (benefit)
    was recorded in current period             (27.6)        -        14.1
                                                -----      -----      -----
Effective income tax rate for the year          23.6%      11.6%       3.3%
                                                -----      -----      -----
                                                -----      -----      -----



      At December 31, 1995, net deferred tax assets totaled approximately $25.1 million. The total valuation allowance recognized for net deferred tax assets was also approximately $25.1 million. The valuation allowance decreased by approximately $600,000 during 1995.

      The differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets are: reserves for severance, office closures and claims and settlements, real estate investment valuation allowances, equity in partnership gains and losses, property and equipment depreciation and accrued expenses.

                         GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. INCOME TAXES (CONTINUED)


      The components of the Company's deferred tax (liabilities) and assets are as follows as of December 31, 1995 (in thousands):


Gross deferred tax liabilities - current
     Commission and fee reserves                                             $  (546)

Gross deferred tax assets - current
     Commission and fee reserves                                2,179
     Claims and settlements                                       972
     Compensation accrual                                       1,820
                                                                -----

     Gross deferred tax assets - current                                       4,971

Deferred tax assets valuation
  allowance - current                                                         (4,425)
Gross deferred tax assets - noncurrent
     Investment in partnerships                               $    19
     Depreciation                                                  19
     Investment tax credit                                        278
     Commission and fee reserves                                2,069
     Claims and settlements                                     4,897
     Net operating loss carryforwards                          15,192
     Estimated net operating loss
       carryforward limitation under
       Code Section 382                                        (1,770)
                                                               ------
  Gross deferred tax assets - noncurrent                                      20,704
Deferred tax assets valuation
  allowance - noncurrent                                                     (20,704)
                                                                             -------

Net deferred tax (liability) asset                                           $   -
                                                                              ------
                                                                              ------



6. STOCK OPTIONS, STOCK PURCHASE AND EMPLOYEE 401(K) PLANS

STOCK OPTION PLANS:

      The information set forth below regarding stock option plans gives effect to the one-for-five reverse stock split in 1993. Changes in stock options were as follows for the years ended December 31, 1995, 1994 and 1993:

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. STOCK OPTIONS, STOCK PURCHASE AND EMPLOYEE 401(K) PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED):

                                 1995                     1994                       1993
                         ---------------------     ---------------------     --------------------

                                      Exercise                  Exercise                 Exercise
                         Shares        Price       Shares        Price       Shares        Price
                         -------     ---------     -------      --------     -------     --------
Stock Options
  outstanding at the
  beginning of the                    $2.00 to                  $2.88 to                 $5.00 to
  year                   314,251        $28.75     727,701        $28.75     199,762       $51.88

Granted or                            $1.88 to                  $2.00 to                 $2.88 to
  regranted              892,850         $2.38      55,000         $3.13     662,000        $4.38

Lapsed or
  canceled                            $4.13 to                  $3.50 to                 $5.00 to
                         (13,701)       $23.15    (468,450)       $18.75     (129,395)     $51.88

Exercised                   -             -           -            -           (4,666)      $6.88
                         -------      --------     --------     --------      -------    --------
Stock options
  outstanding at the                  $1.88 to                  $2.00 to                 $2.88 to
  end of the year        1,193,400      $28.75     314,251        $28.75      727,701      $28.75
                         ---------    --------     -------      --------      -------    --------
                         ---------    --------     -------      --------      -------    --------

Exercisable at end                    $2.00 to                  $2.88 to                 $6.25 to
  of the year            181,285        $28.75     114,653        $28.75       51,680      $28.75
                         -------      --------     -------      --------       ------    --------
                         -------      --------     -------      --------       ------    --------


      The Company's 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company's common stock. The plan was amended effective May 1993 to authorize a fixed number of 1,350,000 shares for the plan. At December 31, 1995, 1994 and 1993, 181,934, 1,065,749 and
627,633 shares were available for the grant of options, respectively. Stock options under this plan are granted at prices from 50% up to 100% of the market price per share at the dates of grant, the terms and vesting schedules of which are determined by the Compensation Committee of the Board of Directors.

      The Company's 1993 Stock Option Plan for Outside Directors provides for automatic grants to newly-elected non-management members of the Board of Directors of options to purchase 10,000 shares for each such Director of common stock, at exercise prices set at the market price at the date of grant. The plan has authorized 50,000 shares for issuance. The options expire five years from the date of grant and vest over three years from such date. At December 31, 1995 and 1994, options to purchase 30,000 shares, were outstanding under the plan. As of December 31, 1995, options to purchase 13,335 shares have vested under this plan.

EMPLOYEE COMMON STOCK PURCHASE PLAN:

      In 1987, the Company adopted the New Employee Stock Purchase Plan which enables eligible employees to purchase common stock of the Company at discounted prices. In August 1993, the plan was amended to authorize up to 200,000 shares of stock for issuance under this plan. As of December 31, 1995, 60,763 shares were available for issue. During 1995, 1994 and 1993, 33,063, 6,174 and 6,342 shares, respectively, were purchased under this plan.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. STOCK OPTIONS, STOCK PURCHASE AND EMPLOYEE 401(k) PLANS (CONTINUED)

EMPLOYEE 401(k) PLANS:

      The Company has an employee 401(k) plan covering eligible employees other than employees of Axiom. The Company contributes on a discretionary basis to the plan based upon specified percentages of voluntary employee contributions, which employer contributions may be made in common stock or cash, or a combination of both. Axiom has an employee 401(k) plan that does not provide for employer contributions to be made in stock. Discretionary contributions by the Company and other expenses for the plans amounted to approximately $442,000, $548,000 and $418,000 for 1995, 1994 and 1993, respectively.

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

      Revenue earned by the Company for services rendered to affiliates, including joint ventures, officers and directors and their affiliates ("Related Parties"), was as follows for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                     1995          1994           1993
                                    ------        ------         ------
   Real estate brokerage            $   77        $  633         $  618
     commissions

   Real estate services
     fees and commissions           $1,182        $1,489         $1,214

      The Company rents office space from Related Parties. Such rent expense for the years ended December 31, 1995, 1994 and 1993 was $1,121,000, $1,122,000
and $1,312,000, respectively. See Note 4 to the Notes to Consolidated Financial Statements for information regarding long-term debt with Prudential, a Related Party.

      A limited partnership which is affiliated with the Company is a partner in a joint venture formed to develop an office building in Southern California. As permanent financing for the project, the joint venture borrowed $5.8 million on a non-recourse basis from a Related Party in September 1990, secured by an unamortized first mortgage on the property at a rate of 10.02% per year and a term of five years. In April 1995, in response to the joint venture's inability to make the required interest payments, the joint venture entered into a forbearance agreement with the Related Party providing for reduced interest payments, and in November 1995, the Related Party sold the loan to a third party.

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

      Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at December 31, 1995 (in thousands):


                            Gross         Sublease
                            Lease          Rental       Net Lease
          Year           Obligation        Income      Obligation
          ----           ----------       ---------    ----------
          1996            $12,342          $1,449       $10,893
          1997              7,786             403         7,383
          1998              6,212             127         6,085
          1999              3,811             127         3,684
          2000              2,579             127         2,452
          Thereafter        1,046              64           982
                          -------          ------       -------
                  Total   $33,776          $2,297       $31,479
                          -------          ------       -------
                          -------          ------       -------

      As a component of the Company's restructuring charges related to the downsizing and closing of certain offices, the Company has accrued for approximately $1,967,000 of the above expected future minimum rental payments, net of expected sublease income of approximately $816,000 as of December 31, 1995.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Lease and rental expense for the years ended December 31, 1995, 1994 and 1993 amounted to $15,820,000, $15,339,000 and $19,552,000, respectively, net of sublease income of $818,000, $1,087,000 and $1,214,000, respectively.

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

      On March 14, 1994, JOHSZ, ET AL. V. KOLL COMPANY, ET AL., was filed in the Orange County (California) Superior Court against the Koll Company, Grubb & Ellis Company, Koll Center Newport Number 10, a California general partnership ("Koll"), and Southern California Edison Company ("Edison"). The complaint was served on the Company in June 1994. A second complaint, YOUNKIN, MAIONA, ET AL.
V. KOLL COMPANY, ET AL., based on similar causes of action was filed in the same court on December 13, 1994 and served on the Company in February 1995. The plaintiffs in these two cases, three former Company brokers, a former Company employee, a current Company employee, and their spouses, allege that the brokers and employees acquired cancer from electromagnetic waves produced by the electric transformer owned by Edison and situated in a vault below office space leased by the Company in a building owned by Koll. The complaints allege negligence, battery, negligent infliction of emotional distress, fraudulent concealment, loss of consortium and, against Edison only, strict liability. Specific damages were not pled, but punitive as well as compensatory damages were sought. In the JOHSZ case, plaintiffs dismissed with prejudice all causes of action allowing punitive damages. The remaining causes of action were dismissed by summary judgment of the Superior Court, entered on December 18, 1995. Plaintiffs have appealed this summary judgment to the California Court of Appeals. In the YOUNKIN case, plaintiffs dismissed without prejudice all causes of action allowing punitive damages. Discovery is proceeding and a trial date has been set for November 4, 1996 for the remaining causes of action.

      JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC.,
ET AL., filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, is a purported class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. HSM Inc. is a wholly-owned subsidiary of the Company. The complaint alleges violations under the Racketeer Influenced and Corrupt Organizations Act, securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution are sought. On December 19, 1995 the court granted the defendants' motion to dismiss the entire complaint with regard to two of the three Partnerships, based upon the plaintiff's lack of standing in those Partnerships but denied the motion with respect to the plaintiff's standing in the third Partnership, in which the plaintiff was a unitholder. The court

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

declined to rule on the other bases for dismissal, stating that they could be raised by summary judgment motion after discovery. Discovery has commenced. No plaintiff class has been certified.

      The Company intends to vigorously defend the JOHSZ appeal, and the YOUNKIN and MATTHEWS actions. Management believes it has meritorious defenses to contest the claims asserted in those actions. Based upon available information, the Company is not able to determine the financial impact, if any, of such actions, but believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

9. SPECIAL CHARGES AND UNUSUAL ITEMS

      The Company's management periodically evaluates its business strategy and direction and the carrying value of certain assets. Over the four-year period ended December 31, 1994, management implemented a variety of restructuring and recapitalization measures necessary for the Company to continue as a going concern. The financial impact of certain of these measures, as well as other special charges, have been recorded in "Special Charges and Unusual Items".

      During 1993, the Company recorded Special Charges and Unusual Items totaling $13.5 million, including the write-off of the remaining $10.1 million of goodwill related to its commercial brokerage business, $2.9 million for severance and office closure costs and $454,000 of other net costs inclusive of the net gain from the sale of the Company's real estate advisory business and Northern California residential real estate operations.

      In 1994, the Company made non-cash reversals of approximately $2.2 million of previously established reserves for severance and office closure costs. Approximately $1.2 million of the reversals related to closing certain offices more efficiently than initially estimated and $750,000 related to the remaining net office lease liability of the Company's Southern California residential brokerage operations which were sold in November 1994.

      During 1995, the Company recorded a $601,000 net credit to Special
Charges and Unusual Items. Special charges included $525,000 of severance costs for a senior executive related to restructuring the operations of Axiom and credits to Special Charges and Unusual Items included approximately $766,000 of non-cash reversals of previously established reserves for severance and office closure costs and the reversal of an additional $360,000 of remaining net office lease liability related to the sale of the Southern California residential brokerage operations in 1994. Should the buyer of the Southern California residential brokerage operations perform under the remaining lease liability that it assumed (which extends to November 1997), remaining office closure reserves of approximately $400,000 will be reduced in future periods.

      As of December 31, 1995, the Company had current accrued severance and office closure costs of approximately $1.6 million of which $776,000 of accrued severance costs and $439,000 of accrued office closure costs, net of anticipated sublease income, are expected to be paid in cash in 1996. As of

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  SPECIAL CHARGES AND UNUSUAL ITEMS (CONTINUED)

December 31, 1995, approximately $861,000 of the $1.1 million of long-term accrued office closure costs, net of anticipated sublease income, are expected to be paid in cash over the next six years. During 1995, the Company paid $1.5 million in cash for the accrued severance and office closure costs.

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

      The Company places substantially all its interest-bearing investments with major financial institutions and limits the amount of credit exposure to any one financial institution in accordance with Company policy and pursuant to restrictions in the New Note Agreement with Prudential.

11.  SUBSEQUENT EVENTS

PURCHASE OF AXIOM MINORITY INTEREST:

      On January 24, 1996, the Company completed the purchase of the common stock held by International Business Machines Corporation ("IBM") in Axiom for a purchase price of $600,000. The Company paid $150,000 cash upon closing and will pay three additional $150,000 annual installments beginning January 1997. As a result of this transaction, the Company owns 100% of the outstanding common stock of Axiom.

      Since its inception in 1992, Axiom has provided facilities management to IBM pursuant to a facilities management agreement (the "Managed Service Agreement"). In connection with the purchase transaction, the Managed Service Agreement was modified effective January 1, 1996 providing for the extension of its term until December 31, 2000, with the option for IBM to extend it for two additional one year periods, the reduction of fees charged, and the ability for IBM to change the facilities portfolio under management by Axiom under certain circumstances. The modified Managed Service Agreement is expected to result in the reduction of annual fees paid by IBM to Axiom of approximately $1.8 million for each of the years 1996 and 1997. This reduction is expected to be offset in part by the extension of the contract, the opportunity to obtain additional business from IBM and a reduction in costs by reducing certain duplicative administrative, marketing and other costs.

CHANGE IN REPORTING PERIOD:

      On January 24, 1996, the Board of Directors of the Company determined to change the Company's fiscal year from a calendar year to a fiscal year ending June 30 commencing in 1996. This change is intended to enable management to improve the Company's planning capability related to its natural business cycle, as well as enable it to adjust operations earlier in the fiscal year based on the cash flows generated during its typically strongest revenue quarter which ends December 31.

                       GRUBB & ELLIS COMPANY AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      1995
                                                      ----
                             First           Second            Third           Fourth
                            Quarter          Quarter          Quarter          Quarter
                            -------          -------          -------          -------
                               (in thousands, except per share amounts and shares)
Operating Revenue         $      38,073    $      43,920    $      47,362    $      60,381
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Operating income (loss)   $      (3,366)   $         (89)   $         407    $       6,005
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Income(loss) before
  income taxes            $      (3,845)   $        (146)   $         808    $       5,278
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Net income (loss)         $      (3,911)   $        (418)   $         596    $       5,332
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Net income (loss)
  per common share:

  Primary                 $        (.52)   $        (.13)   $        (.01)   $         .42
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

  Fully diluted           $        (.52)   $        (.13)   $        (.01)   $         .32
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Weighted average common
  shares and equivalents      8,797,377        8,797,377        8,814,832        8,814,832
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Common stock market
  price range (high:low)  2 1/2 : 1 7/8    2 5/8 : 2        2 3/4 : 1 7/8    2 5/8 : 1 7/8
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

                                                      1994
                                                      ----
                             First           Second            Third           Fourth
                            Quarter          Quarter          Quarter          Quarter
                            -------          -------          -------          -------
                               (in thousands, except per share amounts and shares)
Operating Revenue         $      34,345    $      45,479    $      47,004    $      56,774
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Operating income (loss)   $      (3,884)   $         804    $       1,224    $       5,978
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Income(loss) before
  income taxes            $      (4,630)   $       1,283    $         685    $       5,312
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Net income (loss)         $      (4,747)   $       1,203    $         584    $       5,303
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Net income (loss) per
  common share:
    Primary               $       (1.33)   $        0.11    $       (0.02)   $        0.49
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

    Fully diluted         $       (1.33)   $        0.11    $       (0.02)   $        0.35
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Weighted average common
  shares                      4,062,136        4,114,549        4,261,351        7,275,468
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

Common stock market price
  range (high:low)        4 1/4 : 2 7/8    3 1/4 : 2 1/4    2 7/8 : 1 5/8    2 3/8 : 1 7/8
                          -------------    -------------    -------------    -------------
                          -------------    -------------    -------------    -------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                GRUBB & ELLIS COMPANY

                                      PART III
                                   --------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1995 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1995 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1995 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1995 fiscal year and the information contained in Notes 4 and 7 of the Notes to Consolidated Financial Statements.

                                GRUBB & ELLIS COMPANY

                                       PART IV
                                ---------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)     The following documents are filed as a part of this report:

1. The following Reports of Independent Auditors and Consolidated Financial Statements are submitted herewith:

              -    Reports of Independent Auditors.

              - Consolidated Balance Sheets at December 31, 1995 and December 31, 1994.

              - Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

              - Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1995, 1994 and 1993.

              - Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

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

3.  Exhibits required to be filed by Item 601 of Regulation S-K:

    (3)   ARTICLES OF INCORPORATION AND BYLAWS

    3.1 Certificate of Incorporation of the Registrant, as restated effective November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed March 31, 1995 (Commission File No. 1-8122).

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

    4.5 Amendment dated July 20, 1994 to the Senior Note, Subordinated Note and Revolving Credit Note Agreement between the Registrant and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 10.2 to the Registrant's registration statement on Form S-3 filed on July 22, 1994 (Registration No. 33-54707).

    4.6 Securities Purchase Agreement between The Prudential Insurance Company of America and the Registrant, dated as of November 2, 1992, incorporated herein by reference to Exhibit 28.4 to the Registrant's Current Report on Form 8-K filed on November 12, 1992 (Commission File No. 1-8122).

    4.7 Securities Purchase Agreement among Warburg, Pincus Investors, L.P., Joe F. Hanauer and the Registrant, dated as of November 2, 1992, incorporated herein by reference to Exhibit 28.3 to the Registrant's Current Report on Form 8-K filed on November 12, 1992 (Commission File No. 1-8122).

    4.8 Summary of terms of proposed bridge loan and rights offering executed by Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America and the Registrant as of March 28, 1994, incorporated herein by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

    4.9 Promissory Note in the amount of $250,000 dated as of January 8, 1990 executed by the Registrant in favor of DW Limited Partnership, incorporated herein by reference to Exhibit 4.14 to the Registrant's Annual Report on Form 10-K filed on March 31, 1994 (Commission File No. 1-8122).

    4.10 Specimen of Stock Subscription Warrant No. S-4 issued to the Joe F. Hanauer Trust, dated January 29, 1993, incorporated herein by reference to Exhibit 4.18 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

    4.11 Specimen of Stock Subscription Warrant No. 16 issued to The Prudential Insurance Company of America, restated as of November 1, 1994, incorporated herein by reference to Exhibit 4.23 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.12 Specimen of Stock Subscription Warrant No. 17 issued to The Prudential Insurance Company of America, as of November 1, 1994, incorporated herein by reference to Exhibit 4.24 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-
          8122).

    4.13 Specimen of Stock Subscription Warrant No. 18 issued to Warburg, Pincus Investors, L.P., restated as of November 1, 1994, incorporated herein by reference to Exhibit 4.25 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File
          No. 1-8122).

    4.14 Specimen of Stock Subscription Warrant No. 19 issued to Warburg, Pincus Investors, L.P., as of November 1, 1994, incorporated herein by reference to Exhibit 4.26 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.16 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $6,500,000, dated as of November 1, 1994, incorporated herein by reference to
          Exhibit 4.27 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.17 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $3,500,000, dated as of November 1, 1994, incorporated herein by reference to
          Exhibit 4.28 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.18 Amended Payment-In-Kind Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $10,900,834.333, dated as of November 1, 1994, incorporated herein by reference to Exhibit 4.29 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.19 Amended Revolving Credit Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $5,000,000, dated as of November 1, 1994, incorporated herein by reference to Exhibit 4.30 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.20 Payment-in-Kind Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $1,520,058.79, dated as of February 1, 1996.

          On an individual basis, instruments other than Exhibits, listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

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

    10.5 Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant dated January 29, 1993, incorporated herein by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1993 (Commission File No. 1-8122).

    10.6 Amendment to Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant, dated as of July 1, 1993, incorporated herein by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993 (Commission File No. 1-8122).

    10.7 Second Amendment to the Stockholders' Agreement dated November 1, 1994, among the Registrant, Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, and Joe F. Hanauer, incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    10.8* 1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

    10.9* Separation Agreement between the Registrant and Wilbert F. Schwartz dated as of April 25, 1994, incorporated herein by reference to
          Exhibit 10.23 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed on April 29, 1994 (Commission File No. 1-8122).

    10.11 Agreement dated November 8, 1994 among the Registrant, Newco Realty Corp., Dennis Gordon, John Tillotson, Javier Uribe, and Charles Neubauer, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 1, 1994 (Commission File No. 1-8122).

    10.12 Servicemark License Agreement dated November 17, 1994 between the Registrant and Newco Realty Corp., incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 1, 1994 (Commission File No. 1-8122).

    10.13 Guaranty dated November 8, 1994 executed by Dennis Gordon, Javier Uribe, John Tillotson and Charles Neubauer, incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 1, 1994 (Commission File No. 1-8122).

    10.14* Description of Grubb & Ellis Company Management Separation
           Arrangements, incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

    10.15* Separation Agreement between the Registrant and John C. Carpenter dated January 24, 1996.

    10.16* Employment Agreement between the Registrant and Allan D. Schuster dated November 15, 1995.

    10.17 Stock Sale Agreement between the Registrant and International Business Machines Corporation dated January 19, 1996, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1996 (Commission File No. 1-
           8122).

    10.18 Managed Service Agreement between International Business Machines Corporation and Axiom Real Estate Management, Inc. dated as of January 1, 1996, and Side Letter Agreement between the parties dated January 19, 1996, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 8, 1996 (Commission File No. 1-8122).

    10.19* Description of Neil R. Young's employment agreement.

    *  Management contract or compensatory plan or arrangement.

(11) Statement regarding Computation of Per Share Earnings

(21) Subsidiaries of the Registrant

(23) Consent of Independent Auditors

     23.1 Consent of Ernst & Young LLP
     23.2 Consent of Coopers & Lybrand L.L.P.

(24) Powers of Attorney

(27) Financial Data Schedule

     (b)  Reports on Form 8-K:  none.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 1996.

GRUBB & ELLIS COMPANY
(REGISTRANT)


by               *
   -----------------------------------
   Neil R. Young
   President and
   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ Robert J. Hanlon, Jr.                   March 25, 1996
--------------------------------------
Robert J. Hanlon, Jr.
Senior Vice President and
Chief Financial Officer


     /s/ James E. Klescewski                     March 25, 1996
--------------------------------------
James E. Klescewski
Vice President and Corporate Controller


                 *                               March 25, 1996
--------------------------------------
Joe F. Hanauer, Chairman of the Board
and Director


                 *                               March 25, 1996
--------------------------------------
R. David Anacker, Director


                 *                               March 25, 1996
--------------------------------------
Neil R. Young
President, Chief Executive
Officer and Director

GRUBB & ELLIS COMPANY
(REGISTRANT)



                 *                               March 25, 1996
----------------------------------------
Reuben S. Leibowitz, Director


                 *                               March 25, 1996
----------------------------------------
John D. Santoleri, Director



                 *                               March 25, 1996
----------------------------------------
Lawrence S. Bacow, Director



                 *                               March 25, 1996
----------------------------------------
Robert J. McLaughlin, Director



           /s/ Robert J. Walner              *Pursuant to Powers of Attorney
     -----------------------------------
By:  Robert J. Walner, Attorney-in-Fact

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    (in thousands)



                Column A                   Column B         Column C         Column D         Column E
     --------------------------------  ---------------   --------------   --------------   -------------

                                                           Additions        Deductions
                                                         --------------   --------------

                                                                              Amounts
                                                                          written off or
                                       Balance at        Charged to       recovered upon    Balance at
                                        beginning         costs and        repayment of        end of
                                        of period        expenses (1)     receivable (1)       period
              Description
     --------------------------------  ---------------   --------------   --------------   -------------
    Allowance for uncollectible
      real estate brokerage
      commissions receivable (1)
    --------------------------------

    Year ended December 31, 1995:                3,118             120               -             3,238
    Year ended December 31, 1994:                5,027              -              1,909           3,118
    Year ended December 31, 1993:                5,002              25               -             5,027


    Reserves on real estate
      investments and real
      estate owned
    --------------------------------

    Year ended December 31, 1995                 3,778              71             1,371           2,478
    Year ended December 31, 1994:                3,792             264               278           3,778
    Year ended December 31, 1993:                6,366                             2,574           3,792


    (1) The above additions and deletions have been presented as a net balance due to limitations in the Company's computer systems.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                                   EXHIBIT INDEX(A)

                         FOR THE YEAR ENDED DECEMBER 31, 1995

EXHIBIT

 (10)      Material Contracts

     10.15 Separation Agreement between the Registrant and John C. Carpenter dated January 24, 1996.

     10.16 Employment Agreement between the Registrant and Allan
           D. Schuster dated November 15, 1995.

     10.19 Description of Neil R. Young's employment agreement.

 (11)      Statement regarding Computation of Per Share Earnings

 (21)      Subsidiaries of the Registrant

 (23)      Consents of Independent Auditors

     23.1  Consent of Ernst & Young LLP
     23.2  Consent of Coopers & Lybrands L.L.P.

 (24)      Powers of Attorney

 (27)      Financial Data Schedule

 (A) Exhibits incorporated by reference are listed in Item 14(a)3 of this report.