Form 10-Q
period 1996-03-31
GRUBB & ELLIS CO
filed 1996-05-15
CIK 216039

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                March 31, 1996
                                                              --------------
                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                       Commission File Number:  1-8122
                                               --------


                             GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                            94-1424307
- ------------------------------                              ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


                     One Montgomery Street, Telesis Tower,
                           San Francisco, CA  94104
                     --------------------------------------
                    (Address of Principal Executive Offices)
                                  (Zip Code)

                                (415) 956-1990
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                    No Change
                -----------------------------------------------------
                (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                                   8,894,688
                -------------------------------------------------
                (Number of Shares Outstanding of the Registrant's
                          Common Stock at May 1, 1996)

                                     PART I



                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               (in thousands, except per share amounts and shares)
                                  (unaudited)


                                                              For the Three Months
                                                                 Ended March 31,
                                                             -----------------------
                                                                1996         1995
                                                             ----------   ----------
Revenue:
  Commercial real estate brokerage commissions               $   28,615   $   29,880
  Real estate services fees, commissions and other                8,318        8,193
                                                             ----------   ----------
     Total Revenue                                               36,933       38,073
                                                             ----------   ----------
Costs and Expenses:
  Real estate brokerage and other commissions                    17,467       17,555
  Selling, general and administrative                            11,761       12,181
  Salaries and wages                                             11,715       11,385
  Depreciation and amortization                                     674          437
  Special charges and unusual items                                (110)        (119)
                                                             ----------   ----------
     Total costs and expenses                                    41,507       41,439
                                                             ----------   ----------
       Total operating loss                                      (4,574)      (3,366)

Other income and expenses:
  Interest income                                                   226          288
  Other income, net                                                  15          (28)
  Interest expense to related parties                              (777)        (739)
                                                             ----------   ----------
       Loss before income taxes                                  (5,110)      (3,845)
Provision for income taxes                                            6           66
                                                             ----------   ----------
       Net loss                                              $   (5,116)  $   (3,911)
                                                             ----------   ----------
                                                             ----------   ----------
Net loss applicable to common stockholders,
  net of undeclared dividends earned on
  preferred stock                                            $   (5,887)  $   (4,612)

Net loss per common share and equivalents                    $     (.66)  $     (.52)

Weighted average common shares outstanding                    8,883,970    8,797,377


See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                         (unaudited - in thousands)

                                    ASSETS


                                                 March 31,       December 31,      March 31,
                                                  1996                1995           1995
                                                -----------      -----------      -----------
                                                (unaudited)                       (unaudited)
Current Assets:
  Cash and cash equivalents                     $ 9,189           $26,611            $12,462
  Real estate brokerage commissions receivable    3,229             3,313              2,715
  Real estate services fees and
    other commissions receivable                  3,265             3,669              3,030
  Other receivables                               3,640             3,923              2,768
  Prepaids and other current assets                 667             1,295              1,184
                                                -----------      -----------      -----------
      Total current assets                       19,990            38,811             22,159

Noncurrent Assets:
  Real estate brokerage commissions receivable      224               272                352
  Real estate investments held for sale
    and real estate owned                           534               579              1,037
  Equipment and leasehold improvements, net       5,374             5,563              5,251
  Other assets                                    1,652               951              1,945
                                                -----------      -----------      -----------
      Total assets                              $27,774           $46,176            $30,744
                                                -----------      -----------      -----------
                                                -----------      -----------      -----------

See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets, continued
               (in thousands, except per share amounts and shares)



                                                             March 31,    December 31,   March 31,
                                                              1996           1995          1995
                                                           -----------    -----------    -----------
                                                           (unaudited)                   (unaudited)
LIABILITIES

Current Liabilities:
  Notes payable and current portion of long-term debt         $    676       $    276      $    446
  Accounts payable                                               1,075          1,498         2,102
  Compensation and employee benefits payable                     4,986          9,552         5,330
  Deferred commissions payable                                      48          7,451           125
  Accrued severance obligations                                    713            776           709
  Accrued office closure costs                                     767            867         1,236
  Accrued claims and settlements                                 1,824          2,132         2,264
  Other accrued expenses                                         5,074          6,377         6,346
                                                           -----------    -----------    -----------
     Total current liabilities                                  15,163         28,929        18,558

Long-Term Liabilities:
  Long-term debt, net of current portion                           346            351           387
  Long-term debt to related party,
    net of current portion                                      27,450         26,698        25,674
  Accrued claims and settlements                                12,683         12,802        13,274
  Accrued severance obligations                                     --             16           202
  Accrued office closure costs                                     982          1,099         1,910
  Other                                                             --             --           130
                                                           -----------    -----------    -----------
     Total liabilities                                          56,624         69,895        60,135
                                                           -----------    -----------    -----------
Commitments and contingencies (Note 4)                              --             --            --
                                                           -----------    -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
  1,000,000 shares authorized; 137,160
  shares of 12% Senior Convertible
  Preferred Stock and 150,000 shares
  of 5% Junior Convertible Preferred Stock outstanding          32,143         32,143        32,143
Common stock, $.01 par value:
  25,000,000 shares authorized;
  8,894,688, 8,883,970 and 8,800,633
  shares issued and outstanding at
  March 31, 1996, December 31, 1995
  and March 31, 1995, respectively                                  90             90            89
Additional paid-in capital                                      57,068         57,084        56,923
Retained earnings (deficit)                                   (118,151)      (113,036)     (118,546)
                                                           -----------    -----------    -----------
     Total stockholders' equity (deficit)                      (28,850)       (23,719)      (29,391)
                                                           -----------    -----------    -----------
       Total liabilities and stockholders' equity (deficit)    $27,774       $ 46,176      $ 30,744
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                          (unaudited - in thousands)



                                                              For the Three Months
                                                                 Ended March 31,
                                                             -----------------------
                                                                1996         1995
                                                             ----------   ----------
Cash Flows from Operating Activities:
  Net loss                                                    $ (5,116)    $ (3,911)
  Adjustments to reconcile net loss to net
    cash used in operating activities                          (12,440)      (6,431)
                                                             ----------   ----------
     Net cash used in operating activities                     (17,556)     (10,342)
                                                             ----------   ----------

Cash Flows from Investing Activities:
  Proceeds from disposition and distribution from
    real estate joint ventures and real estate owned                39           --
  Purchases of equipment and leasehold improvements               (301)        (501)
                                                             ----------   ----------
     Net cash used in investing activities                        (262)        (501)
                                                             ----------   ----------
Cash Flows from Financing Activities:
  Proceeds from borrowing                                          400           --
  Repayment of notes payable                                        (4)         (66)
                                                             ----------   ----------
     Net cash used in financing activities                         396          (66)
                                                             ----------   ----------
Net decrease in cash and cash equivalents                      (17,422)     (10,909)

Cash and cash equivalents at beginning of period                26,611       23,371
                                                             ----------   ----------
Cash and cash equivalents at end of period                    $  9,189     $ 12,462
                                                             ----------   ----------
                                                             ----------   ----------

                    --------------------------------------------

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

    Interest                                                  $    603     $    603
    Income taxes                                                   398          487

See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


 1.  INTERIM PERIOD REPORTING

    The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and controlled partnerships (the "Company"), and are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and footnotes thereto.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified to conform to the current presentation.

    Operating results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for future periods. Any adjustments to reserves provided in prior periods in connection with offices which management determined in 1993 to close in 1994 are reflected as "Special charges and unusual items".

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

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements



    warrants are excluded from the computation if their effect is anti-dilutive.

    The calculation of earnings (loss) per common share includes net income
    (loss), adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends earned as follows (in thousands):



                                        1996    1995
                                       ------   -----
Senior Convertible Preferred Stock     $  557   $ 498

Junior Convertible Preferred Stock        214     203
                                       ------   -----
                                       $  771   $ 701
                                       ------   -----
                                       ------   -----

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

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 1995 the information concerning a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a purported class action lawsuit, JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. There has been no material change with respect to these matters.

                  GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements



 5.   PURCHASE OF AXIOM REAL ESTATE MANAGEMENT, INC. MINORITY INTEREST

     On January 24, 1996, the Company completed the purchase of the common stock held by International Business Machines Corporation ("IBM") in Axiom Real Estate Management, Inc. ("Axiom") for a purchase price of $600,000. The Company paid $150,000 cash upon closing and will pay three additional $150,000 annual installments beginning January 1997. As a result of this transaction, the Company owns 100% of the outstanding common stock of Axiom. The excess of the purchase price over the underlying proportionate value of the net assets acquired of approximately $450,000 has been recorded related to the purchase and will be amortized over five years.

     Since its inception in 1992, Axiom has provided facilities management to IBM pursuant to a facilities management agreement (the "Managed Service Agreement"). In connection with the purchase transaction, the Managed Service Agreement was modified effective January 1, 1996 providing for the extension of its term until December 31, 2000, with the option for IBM to extend it for two additional one year periods, the reduction of fees charged, and the ability for IBM to change the facilities portfolio under management by Axiom under certain circumstances. The modified Managed Service Agreement is expected to result in the reduction of annual fees paid by IBM to Axiom of approximately $1.8 million for each of the years 1996 and 1997. This reduction in revenue is expected to be offset in part by the extension of the contract, the opportunity to obtain additional business from IBM and a reduction in costs by reducing certain duplicative administrative, marketing and other costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from commercial brokerage activities. Property and asset management, mortgage brokerage and appraisal and consulting fees provide substantially all of the remaining revenue.

The Company has historically experienced its lowest quarterly revenue in the first calendar quarter of each year with historically higher and more consistent revenue in the second and third calendar quarters. The fourth calendar quarter has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during 1995, 1994 and 1993, as a percentage of total annual revenue, ranged from a high of 31.7% to a low of 19.8%, as adjusted to eliminate the effect of operations sold or closed. Additionally, the Company operates in an industry that may be affected by various economic conditions, such as interest rates, and tax and environmental laws.

Total revenue for the quarter ended March 31, 1996 was approximately $36.9 million, a decrease of 3.0% from revenue of $38.1 million for the same period last year. Commercial brokerage revenue decreased $1.3 million or 4.2% from the comparable 1995 period. The commercial brokerage revenue for the quarter ended March 31, 1995 was particularly strong and at a level which had not been surpassed since the comparable 1990 period. Commercial brokerage revenues for the quarter ended March 31, 1996 reflected slower paced commercial brokerage market activities which has been historically characteristic of the quarter ending March 31. Other real estate service fees of $8.3 million increased slightly over the prior year period.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission revenue levels. As a percentage of total commercial real estate brokerage commission revenue, commercial brokerage salespersons' participation expense for the first three months of 1996 increased by 200 basis points over the comparable period in 1995. The increased participation expense percentage was primarily related to performance of top producers who earned commissions at higher levels.

Total costs and expenses, other than real estate brokerage commission expense and special charges and unusual items, for the quarter ended March 31, 1996 were $24.2 million, level with the comparable prior year quarter.

Special charges and unusual items reflect net favorable adjustments of $110,000 and $119,000 for the quarters ended March 31, 1996 and 1995, respectively, primarily related to the non-cash reversal of the remaining net office lease liability of the Southern California residential brokerage operations sold in November 1994.

As of March 31, 1996, the Company had current accrued severance and office closure costs of approximately $1.5 million of which $713,000 of accrued severance costs and $403,000 of accrued office closure costs, net of expected sublease income, are expected to be paid in cash. Approximately $900,000 of the $1.0 million of long-term accrued office closure costs, net of expected sublease income, are expected to be paid in cash over the next six years.

NET LOSS

The net loss of $5.1 million or $.66 per common share for the quarter ended March 31, 1996 compared unfavorably to the net loss of $3.9 million or $.52 per common share for the same period in 1995. The decrease from prior year's performance was primarily related to lower earnings from commercial brokerage activities and higher national marketing costs reflecting the continued implementation of the strategy to integrate the Company's resources to better serve its clients.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $5.1 million to $4.8 million during the first three months of 1996. Cash and cash equivalents decreased by $17.4 million from December 31, 1995 to March 31, 1996. The decrease was mainly attributable to cash used by operations of $17.6 million, which included cash outflows of $4.0 million for 1995 salespersons' and managers' incentive compensation, $7.4 million for deferred salespersons' commission payments, and aggregate interest payments of $600,000 on the 9.9% Senior Notes and the Revolving Credit Note.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels as a result of business activity levels during the quarter ending December 31.
Additionally, quarterly revenues are typically at their lowest level of the year during the quarter ending March 31. Historically, operating cash requirements reduce significantly with higher and more consistent revenue in the subsequent quarters.

Operating cash flow is expected to be sufficient to meet the Company's anticipated normal operating expenses. The Company's long-term cash requirements include principal payments on its long-term debt as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and footnotes thereto. To the extent that the Company's cash requirements are not met by operating cash flow, due to adverse economic conditions or other unfavorable events, the Company may find it necessary to further reduce expense levels, seek refinancing, or undertake other actions as may be appropriate. In such event, the Company anticipates that its ability to raise financing on acceptable terms would be severely limited and there can be no assurance that the Company would be able to raise additional financing.

                                    PART II




                              OTHER INFORMATION

                   (Items 2, 3, 4 and 5 are not applicable
                    for the quarter ended March 31, 1996)

ITEM 1.  LEGAL PROCEEDINGS

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 1995 the information concerning a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a purported class action lawsuit, JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. There has been no material change with respect to these matters.

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

     (10)   MATERIAL CONTRACTS

     10.1 Employment agreement between Neil R. Young and the Registrant dated as of February 22, 1996.

    (11)  STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

    (27)  FINANCIAL DATA SCHEDULE


ITEM 6(b) REPORTS ON FORM 8-K

          NONE

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GRUBB & ELLIS COMPANY
                                      (Registrant)




Date:  May 15, 1996                 /s/ James E. Klescewski
                                  ----------------------------
                                  James E. Klescewski
                                  Vice President and Corporate
                                  Controller
                                  (Chief Accounting Officer)

                  Grubb & Ellis Company and Subsidiaries

                            EXHIBIT INDEX (A)

                 FOR THE QUARTER ENDED MARCH 31, 1996

EXHIBIT


(10)    MATERIAL CONTRACTS

        10.1 Employment Agreement between Neil R. Young and the Registrant dated as of February 22, 1996.

(11)    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS


(27)    FINANCIAL DATA SCHEDULE








(A)  Exhibits incorporated by reference are listed in Item 6(a) ofthis report.