Form 10-K
period 1996-06-30
GRUBB & ELLIS CO
filed 1996-09-27
CIK 216039

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the Fiscal year ended June 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to_______________

Commission file number          1-8122     .
                         -------------------

                              GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   94-1424307    .
    -------------------------------                  -------------------
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                   Identification No.)

                     One Montgomery Street, - Telesis Tower,
                            San Francisco, CA  94104
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of voting common stock held by nonaffiliates of the registrant as of August 15, 1996 was approximately $14,337,298.

The number of shares outstanding of the registrant's common stock as of August 15, 1996 was 8,916,415 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                              GRUBB & ELLIS COMPANY
                                    FORM 10-K

                                TABLE OF CONTENTS

COVER PAGE                                                                 Page
                                                                           ----

TABLE OF CONTENTS                                                            2

Part I.

     Item 1.   Business                                                      3

     Item 2.   Properties                                                    6

     Item 3.   Legal Proceedings                                             6

     Item 4.   Submission of Matters to a Vote of Security Holders           6

Part II.

     Item 5.   Market for the Registrant's Common Equity
                 and Related Stockholder Matters                             7

     Item 6.   Selected Financial Data                                     8-9

     Item 7.   Management's Discussion and Analysis of Financial         10-16
                 Condition and Results of Operations

     Item 8.   Financial Statements and Supplementary Data               17-43

     Item 9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                     43

Part III.

     Item 10.  Directors and Executive Officers of the Registrant        44-45

     Item 11.  Executive Compensation                                    46-51

     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                                   52-54

     Item 13.  Certain Relationships and Related Transactions               54

Part IV.

     Item 14.  Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K                                 55-60

SIGNATURES                                                               61-62

EXHIBIT INDEX                                                               63

                              GRUBB & ELLIS COMPANY

                                     PART I
                                  ------------

ITEM 1.   BUSINESS

GENERAL

Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (the "Company") is a commercial real estate information and services company that provides services to real estate owners/investors and tenants including commercial brokerage and property and facilities management. Additionally, the Company provides mortgage brokerage, appraisal, consultation and asset management services. The Company also provided residential brokerage services until November 1994 when it sold its remaining residential real estate business in Southern California.

Based on revenue, the Company is one of the largest commercial real estate services companies in the United States and is the largest such publicly-traded company (NYSE). Axiom Real Estate Management, Inc. ("Axiom"), presently a wholly owned subsidiary of the Company (until January 24, 1996 Axiom was a majority owned subsidiary), provides property and facilities management services and is one of the largest property management firms in the country with approximately 65 million square feet of property under management. At June 30, 1996, the Company had 87 offices in 60 cities in 18 states and the District of Columbia, with approximately 1,095 commercial brokerage salespersons, 694 non-agent employees and 1,158 Axiom property management staff. The cost of the property management staff is substantially reimbursed by clients.

The Company maintains informal business relationships with full-service real estate firms in England, France, Italy, Germany, Mexico, the Netherlands, Asia and the Pacific Basin and has established its own representative office in Europe.

The Company changed its reporting period from a calendar year to a fiscal year ending June 30 commencing in 1996 as further described in Note 1 of the Notes to the Consolidated Financial Statements under Item 8 of this Report.

COMMERCIAL BROKERAGE

The Company acts as a sales or leasing agent for commercial properties, which include office, industrial, retail, apartment and hotel properties, as well as undeveloped land. Properties range in size and type from single, free-standing locations to multi-level, mixed-use projects. The Company's offices are typically located in or near major metropolitan areas. Commercial brokerage comprised approximately 81% of the Company's operating revenue for the year ended June 30, 1996.

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

Over the past eighteen months, the Company increased its Institutional Services Group ("ISG") and Corporate Services Group ("CSG") capabilities. The objective of these groups is to provide a single source of value-added services for multi-market real estate owners and investors, all delivered through a single point of contact.

ISG services insurance companies, pension fund advisors, real estate investment trusts, syndicators and other portfolio buyers by assisting with the acquisition, sale, financing or recapitalization of real estate assets. CSG services Fortune 500 firms that outsource all or a portion of their real estate planning and implementation activities.

OTHER REAL ESTATE SERVICES

PROPERTY MANAGEMENT

Substantially all of the Company's facilities and property management services are conducted through Axiom, which managed approximately 65 million square feet of property, including approximately 18 million square feet of facilities of International Business Machines Corporation ("IBM"), as of June 30, 1996.

The Company provides property and facilities management services to owners of office, retail, industrial and multi-family residential real estate. These services include tenant relations, facilities and construction management, financial reporting and analysis, and engineering consultation. Property management clients include pension funds, developers, financial institutions, corporate and individual owners and syndicators. The principal markets for the Company's property management services are in Georgia, Illinois, Michigan, New Jersey, New York, Ohio, Pennsylvania, Texas and Washington, D.C. Property and facilities management fees constituted approximately 11% of the Company's operating revenue for the year ended June 30, 1996.

On January 24, 1996, the Company completed the purchase of the minority interest held by IBM in Axiom as further described in Note 2 of the Notes to the Consolidated Financial Statements under Item 8 of this report.

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

RESIDENTIAL BROKERAGE

In November 1994, the Company sold its remaining residential brokerage operations in Southern California. Commissions from residential brokerage constituted approximately 5% of the Company's operating revenue for the year ended June 30, 1994. The Company fully reserved for the closure/sale of its residential brokerage operations in Southern California in December 1993, therefore, operating revenues and expenses from residential brokerage operations subsequent to that date are included in "Other income, net", but have no impact on net income.

Beginning in 1989, the Company provided residential mortgage brokerage services through Grubb & Ellis Mortgage Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company. The Company completed the closure of its GEMS offices in November 1994.

COMPETITION

Although the Company ranks among the largest national commercial real estate information and services organizations in the United States in terms of revenue, the real estate brokerage industry is fragmented and highly competitive. Thus, the Company's most significant competition in a particular market may be one or both of the other two national firms, and/or regional and local firms, in any combination. In addition, companies not previously engaged primarily in the real estate services business, but with substantial financial resources, now provide real estate or real estate related services. For example, certain insurance companies, Wall Street investment firms, national property management firms and major real estate developers participate in more traditional commercial brokerage activities.

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

ENVIRONMENTAL REGULATION

A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Additionally, new or modified environmental regulations could develop in a manner which have not, but could, adversely affect the Company's commercial brokerage and property management operations. The Company's financial results and competitive position for the fiscal year 1996 have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned.

SEASONALITY

The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 1996, 1995 and 1994, as a percentage of total annual revenue, ranged from a high of 31.2% to a low of 19.0%, as adjusted to eliminate the effect of operations sold or closed.

The Company changed its reporting period from a calendar year to a fiscal year ending June 30 commencing in 1996 as further described in Note 1 of the Notes to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 2.   PROPERTIES

The Company leases all of its office space. The terms of the leases vary depending on the size and location of the office. As of June 30, 1996, the Company leased approximately 586,000 square feet of office space in 67 locations under leases which expire at various dates through June 30, 2004. For those leases which are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs. As of June 30, 1996, approximately 61,000 square feet of the above mentioned office space was subleased under agreements in which the Company acts as a sublessor. For further information, see Note 9 of the Notes to the Consolidated Financial Statements under Item 8 of this Report, which Note is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

The information called for by Item 3 is included in Note 9 of the Notes to the Consolidated Financial Statements under Item 8 of this Report, which Note is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 annual meeting of stockholders of the Company was held on May 14, 1996. At the meeting all seven directors were re-elected with the following vote:

                                           For                      Withheld
                                        ----------                  --------
     Joe F. Hanauer                     15,828,037                  181,065
     Neil R. Young                      15,829,035                  180,067
     R. David Anacker                   15,827,623                  181,479
     Lawrence S. Bacow                  15,829,123                  179,979
     Reuben S. Leibowitz                15,827,980                  181,122
     Robert J. McLaughlin               15,829,123                  179,979
     John D. Santoleri                  15,827,920                  181,182

Also at the meeting an amendment to the 1990 Amended and Restated Stock Option Plan was approved, which increased the number of shares authorized for the plan to 1,500,000 shares and provided greater flexibility in setting exercise terms, by the following vote: 15,671,542 in favor; 312,800 against; and 24,760 abstained.

                              GRUBB & ELLIS COMPANY

                                     PART II
                                  ------------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The principal markets for the Company's common stock are the New York and Pacific Stock Exchanges. The following table sets forth the high and low sales prices of the Company's common stock on the New York Stock Exchange ("NYSE") for each quarter of the years ended June 30, 1996 and 1995.


                                    1996                1995
                              ----------------    ----------------
                               High      Low       High      Low
                               ----      ---       ----      ---
First Quarter                 $2 3/4    $1 7/8    $2 7/8    $1 5/8

Second Quarter                 2 5/8     1 7/8     2 3/8     1 7/8

Third Quarter                  3         1 7/8     2 1/2     1 7/8

Fourth Quarter                 5 1/4     2 1/4     2 5/8     2

As of September 1, 1996, there were 2,367 registered holders of the Company's common stock.

No cash dividends were declared on the Company's common or preferred stock during the years ended June 30, 1996 or 1995.

Any dividend payments with respect to the common stock will be subject to the restrictions in a certain debt agreement with The Prudential Insurance Company of America ("Prudential"). The agreement prohibits the payment of cash dividends on and repurchases of the Company's common stock.

The Company currently and for some time has not met certain criteria for the continued listing of its common stock on the NYSE. Although the NYSE has informed the Company that it is closely monitoring the Company's continued listing status, it has not notified the Company of any plans to delist the common stock. The common stock is also listed on the Pacific Stock Exchange.
In the event of delisting by the NYSE, the Company will use its best efforts to have its common stock continue to be listed on the Pacific Stock Exchange and/or traded in another exchange or market, such as the over-the-counter market. However, the delisting of the common stock by the NYSE could have an adverse impact on the market price and liquidity of the common stock.

As of September 1, 1996, the Company had 8,916,415 shares of common stock outstanding. In addition, the Company has outstanding certain Senior Convertible Preferred Stock and Junior Convertible Preferred Stock, which are convertible into approximately 7.8 million shares of common stock, as well as warrants to purchase approximately 1.7 million shares of common stock. See Note 5 to the Notes to Consolidated Financial Statements. The Company also has outstanding options to purchase approximately 1.1 million shares of common stock under certain Company plans. Combined with the currently outstanding shares of common stock, the conversion of such shares of Senior and Junior Convertible Preferred Stock and the exercise of such warrants and options, which would result in a total of approximately 19.5 million shares of common stock, would dilute the proportionate equity interests of the holders of the common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of warrants or options), or the perception that such sales could occur, could adversely affect prevailing market prices for the common stock.


ITEM 6. SELECTED FINANCIAL DATA


                                                                          For the Years Ended June 30, (1)
                                                       ----------------------------------------------------------------------
                                                                                                           (Unaudited)
                                                                                                    -------------------------
                                                          1996           1995           1994           1993           1992
                                                       ----------     ----------     ----------     ----------     ----------
                                                                 (in thousands, except per share amounts and shares)


Total revenue                                          $  193,728     $  185,784     $  185,182     $  207,410     $  240,323

Net income (loss)                                      $    2,102     $    1,556     $  (17,540)    $  (58,186)    $  (49,317)

Dividends applicable to preferred
   stockholders:
   Accretion of liquidation preference                 $      -       $     (877)    $   (2,494)    $     (998)    $        -
   Dividends in arrears                                $   (3,012)    $   (1,862)    $     -        $      -       $        -

Net loss applicable
   to common stockholders                              $     (910)    $   (1,183)    $  (20,034)    $  (59,184)    $  (49,317)

Loss per common share and
   equivalents (2)                                     $     (.10)    $     (.16)    $    (4.92)    $   (15.66)    $   (14.54)


Weighted average common shares and
   equivalents (3)                                      8,870,720      7,271,257      4,073,715      3,778,645      3,390,763


- ---------------

(1) The Company reduced its residential real estate operations by selling certain operations or closing certain offices in the calendar years from 1991 through 1994. The remaining residential real estate operations were fully reserved for in December 1993. Operating revenue included residential real estate brokerage commissions of $9.0 million, $34.7 million and $61.6 million for the fiscal years ended June 30, 1994, 1993 and 1992, respectively. Net income (loss) and per share data reported on the above table reflect expenses related to special charges and unusual items in the amounts of $13.2 million, $44.9 million and $37.0 million for the fiscal years ended June 30, 1994, 1993 and 1992, respectively. Favorable adjustments of $462,000 and $2.6 million to special charges and unusual items are included in the results for the fiscal years ended June 30, 1996 and 1995, respectively. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to Consolidated Financial Statements.

(2) Loss per common share and equivalents was $2.91 for the year ended June 30, 1992 prior to the one-for-five reverse stock split on January 29, 1993.

(3) Weighted average common shares and equivalents were 16,953,818 for the year ended June 30, 1992, prior to the one-for-five reverse stock split on January 29, 1993.

Five Year Comparison of Selected Financial and Other Data for the Company:


                                                                                   As of June 30,
                                                       ----------------------------------------------------------------------
                                                                                                            Unaudited
                                                                                                    -------------------------
                                                          1996           1995           1994           1993           1992
                                                       ----------     ----------     ----------     ----------     ----------
                                                         (in thousands, except per share amounts, shares and staff data)


Total assets                                           $   29,658     $   29,741      $  32,142     $   43,628     $   71,789

Working capital
   (deficit)                                           $    6,285     $    2,615      $ (19,437)    $      527     $   (7,771)

Long-term liabilities                                  $   40,683     $   40,996      $  32,392     $   43,925     $   34,489

Redeemable convertible
  preferred stock                                      $        -     $        -      $  31,308     $   26,681     $        -

Common stockholders'
  equity (deficit)                                     $  (27,475)    $  (29,793)     $ (73,538)    $  (53,638)    $    2,037

Total staff                                                 2,947          3,070          2,983          4,291          4,322

Book value per
  common share (1)                                     $    (3.08)    $    (3.38)     $  (17.87)    $   (13.21)    $     0.58

Common shares
outstanding (2)                                         8,916,415      8,810,220      4,114,549      4,060,268      3,526,452


(1) Book value per common share was $0.12 as of June 30, 1992 prior to the one-for-five reverse stock split on January 29, 1993.

(2) Common shares outstanding were 17,632,261 as of June 30, 1992 prior to the one-for-five reverse stock split on January 29, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
OVERVIEW

On February 5, 1996, the Board of Directors of the Company changed the Company's reporting year ending December 31 to a fiscal year ending June 30 commencing in 1996. This change is intended to enable management to improve the Company's planning capability related to its natural business cycle, as well as enable it to modify business decisions earlier in the fiscal year in response to cash flows generated during its typically strongest revenue quarter which ends December 31. The consolidated financial statements for the current and prior years presented in Item 8 have been recast based on the fiscal years ending
June 30.

During 1990 to 1993, the Company recorded $113.4 million of special charges and unusual items related to the write-off of goodwill recorded in connection with business acquisitions in the middle to late 1980's, severance and office closure costs, legal expense and estimated settlement provisions and the write-off of equity investments in joint ventures and other real estate owned. Remaining unamortized goodwill was written-off in December 1993 and represented the majority of the $13.2 million of special charges and unusual items recorded in the year ended June 30, 1994 ("Fiscal 1994"). By December 1994, the Company had substantially completed the process begun in 1990 of selling and closing unprofitable offices and non-strategic businesses.

In November 1994, the Company completed a financial restructuring (the "1994 Recapitalization"), including a rights offering to stockholders, amendments to existing debt agreements with The Prudential Insurance Company of America ("Prudential") and amendments to existing preferred stock. The 1994 Recapitalization resulted in a total reduction of liabilities of approximately $6.2 million and an increase in equity of approximately $42.2 million.

In January 1996, the Company completed the acquisition of the minority interest in Axiom Real Estate Management, Inc. ("Axiom"), its property and facilities management subsidiary. Now that the Company owns 100% of Axiom, it intends to create synergies that can be valuable to Axiom, the Company and their clients.

The Company reported net income of $2.1 million and $1.6 million for the years ended June 30, 1996 ("Fiscal 1996") and June 30, 1995 ("Fiscal 1995"),
respectively. The reporting of two consecutive profitable years was last accomplished a decade ago. Operating income excluding special charges and unusual items increased from a loss of $2.3 million in Fiscal 1994 to income of $1.0 million and $2.9 million in Fiscal 1995 and Fiscal 1996, respectively. Additionally, the Company continues to monitor and control its operating costs and expenses and, since the end of Fiscal 1996, has achieved or has identified and expects to achieve, cost reductions from office relocations and consolidations, renegotiation of office leases and national vendor contracts and certain management changes.

Over the past three fiscal years, the Company increased its commercial brokerage sales force by approximately 6.3%. The increase in the sales force, combined with improving markets for commercial real estate, resulted in commercial real estate brokerage commissions of $157.6 million in Fiscal 1996, approximately 9.4% higher than Fiscal 1994. Over the past eighteen months, the Company increased its Institutional Services Group ("ISG") and Corporate Services Group ("CSG")
capabilities providing a single source of value-added services for multi-market real estate owners and investors, all seamlessly delivered through a single point of contact. The Company plans to continue to expand its ISG and CSG capabilities over the near term.

The Company anticipates that its revenues for Fiscal 1997 will generally outpace those of Fiscal 1996 as a result of the new initiatives described above. However, no assurance can be made that revenues will increase because the Company's revenues are impacted by numerous factors including the stability of its sales force, the perception of trends in the general economy, interest rate levels and anticipated and actual changes in the federal tax law. Most of these factors, plus the possibility the Company may execute favorable modifications to contracts with certain vendors or landlords, will have an impact on whether the Company will achieve anticipated operating cost reductions previously described. There are no assurances in that regard.

FISCAL 1996 COMPARED TO FISCAL 1995

REVENUE

Total revenue for Fiscal 1996 was $193.7 million, an increase of $7.9 million or 4.3% over Fiscal 1995. Revenue from commercial brokerage offices increased in Fiscal 1996 by $5.4 million or 3.6% over Fiscal 1995, reflecting a slower than anticipated velocity in the market for commercial real estate. Real estate services fees, commissions and other fees of $36.2 million in Fiscal 1996 increased $2.5 million or 7.6% over Fiscal 1995. The increase in these revenues related primarily to a $1.9 million increase in property and facilities management fees over Fiscal 1995.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission levels. Commercial brokerage salespersons' participation expense is comprised of nearly all of real estate brokerage and other commissions expense in Fiscal 1996 and Fiscal 1995. As a percentage of commercial real estate brokerage revenue in Fiscal 1996, commercial brokerage salespersons' participation expense increased by approximately 1.4% over Fiscal 1995 primarily due to the performance of top producers and the Company's commitment to strengthen the salesforce by adding seasoned salespersons.

Total costs and expenses, other than salespersons' participation expense and the favorable adjustments to special charges and unusual items, were $95.8 million in Fiscal 1996, only .7% higher than Fiscal 1995.

Special charges and unusual items reflect net favorable adjustments of $462,000 and $2.6 million for Fiscal 1996 and Fiscal 1995, respectively. The 1996 adjustment included a $525,000 charge for severance costs for a senior executive related to restructuring the operations of Axiom, offset by certain other credits including $627,000 of non-cash reversals primarily related to previously established reserves for severance and office closure costs and the reversal of $360,000 of remaining net office lease liability related to the sale of the Southern California residential brokerage operations in November 1994. The Fiscal 1995 net favorable adjustment of $2.6 million to special charges and unusual items represented non-cash reversals of approximately $1.4 million related to closing certain offices more efficiently than initially estimated and $930,000 related to the reversal of the remaining net office lease liability of the residential brokerage operations mentioned above.

Interest expense to related parties of $3.0 million in Fiscal 1996 increased by $120,000 over Fiscal 1995. An increase in interest expense of $180,000 in Fiscal 1996 over Fiscal 1995 on the 11.65% Payment-in-Kind Notes (the "11.65% PIK Notes") was the result of the increased principal balance due to interest being paid in kind by the issuance of additional 11.65% PIK Notes. Offsetting this increase was elimination of interest expense on the interim financing loan provided in March 1994 by Warburg, Pincus Investors, L.P. ("Warburg") which was repaid by the Company in November 1994. There was additional interest expense of $22,000 in Fiscal 1996 on the revolving credit facility due to an increase in the interest rate which is calculated at 2.5% above LIBOR. Principal outstanding on the revolving credit facility was the same in Fiscal 1996 and Fiscal 1995.

INCOME TAXES

The Fiscal 1996 and Fiscal 1995 provision for income taxes consists of state and local income taxes assessed on profitable subsidiaries of the Company and federal income taxes related solely to Axiom, the Company's subsidiary which filed on a separate basis for tax purposes. Axiom will be included in the Company's consolidated tax return beginning in calendar year 1996 due to the Company's purchase of the minority interest in Axiom as described in Note 2 of the Notes to Consolidated Financial Statements.

While the Company has changed its financial reporting year to a fiscal year ending June 30, it will continue to maintain the calendar year for tax reporting purposes. The Company reported taxable losses of $6.8 million and $11.5 million on its 1995 and 1994 consolidated federal income tax returns.

As of June 30, 1996, the Company had net current and noncurrent deferred tax assets of $3.0 million and $18.6 million, respectively. Approximately $14.1 million of the net noncurrent deferred tax assets relate to tax net operating loss carryforwards which will be available to offset future taxable income through 2010. The Company has recorded a valuation allowance for the entire amount of the net current and noncurrent deferred tax assets as of June 30, 1996 and will continue to do so until such time that management believes that it is more likely than not that the Company will generate taxable income sufficient to realize such tax benefits. See Note 6 of Notes to Consolidated Financial Statements for additional information.

NET INCOME

The Company reported net income of $2.1 million and $1.6 million for Fiscal 1996 and Fiscal 1995, respectively. Net income included favorable adjustments from special charges and unusual items of $462,000 and $2.6 million in Fiscal 1996 and Fiscal 1995, respectively. "Other income, net" in Fiscal 1996 included $818,000, representing the net gain in the sale of a note secured by certain real estate.

The accrued and unpaid dividends on the Company's convertible senior and junior preferred stock amounted to $3.0 million and $2.7 million for Fiscal 1996 and 1995, respectively. Taking into effect such dividends, the net loss per common share of $0.10 for Fiscal 1996 compared favorably to a net loss of $0.16 per common share for Fiscal 1995. However, the accrued dividends would no longer be payable if the preferred stock is exchanged for common stock, as allowed by the conversion provisions in the preferred stock.

STOCKHOLDERS' DEFICIT

During Fiscal 1996, stockholders' deficit decreased by $2.3 million from Fiscal 1995 as a result of Fiscal 1996 net income of $2.1 million and $216,000 in respect of common stock issued in connection with the employee common stock purchase plan and the matching contribution by the Company to the employee 401(k) plan. The book value per common share increased from $(3.38) at June 30, 1995 to $(3.08) per common share at June 30, 1996 as a result of the above mentioned changes.

FISCAL 1995 COMPARED TO FISCAL 1994

REVENUE

Total revenue for Fiscal 1995 was $185.8 million, an increase of .3% from $185.2 million for Fiscal 1994. Excluding revenue from the Southern California residential brokerage operations which were sold during November 1994, and certain other offices which at the end of 1993 were sold, closed, or expected to be closed, as well as government contracting business conducted through March 1994, Fiscal 1995 revenue of $185.8 million increased by $15.2 million or 8.9% over Fiscal 1994.

Revenue from commercial brokerage offices increased in Fiscal 1995 by $8.1 million or 5.6% over Fiscal 1994 as a result of improving markets for commercial real estate and the Company's increasing market share in specific markets.

Revenue from the Company's residential brokerage operations of $9.0 million in Fiscal 1994 was derived primarily from the Southern California operations for the period July, 1993 through December, 1993. The Company fully reserved for the closure/sale of its remaining residential brokerage operations in Southern California during the second quarter of Fiscal 1994. Consequently, revenues and expenses from the Southern California operations were included in "Other income, net" in Fiscal 1995, but have no impact on net income.

Real estate services fees, commissions and other fees of $33.6 million in Fiscal 1995 increased by $1.5 million or 4.8% over the $32.1 million in Fiscal 1994. The increase in revenues related primarily to $2.8 million increase in property and facilities management fees over Fiscal 1994, offset by lower appraisal and consulting fees and mortgage brokerage fees due to offices being closed during Fiscal 1994.

COSTS AND EXPENSES

Salespersons' participation expense as a percentage of total operating revenue decreased from 49.2% in Fiscal 1994 to 48.2% in Fiscal 1995. The decrease in participation expense as a percentage of revenue was primarily related to the fact that the Company did not reflect the revenues or expenses of the Southern California residential brokerage operations in operating income for Fiscal 1995, as the provision for the closure of such operations was recorded at the end of calendar 1993. Excluding the impact of residential brokerage operations from July through December 1993, participation expense as a percentage of revenue for Fiscal 1995 of 48.2% was slightly higher than Fiscal 1994 at 48.0%.

Total costs and expenses, other than salespersons' participation expense, of $92.6 million for Fiscal 1995 decreased by 15.5% from $109.6 million in Fiscal 1994. The decrease primarily resulted from a decrease in special charges and unusual items and, as explained above, because the expenses of the residential brokerage operations are included in "Other income, net" after December 1993. Further excluding the cost and expenses of businesses closed or sold in Fiscal 1994 and 1995, Fiscal 1995 costs and expenses increased by $4.3 million or 4.7% over Fiscal 1994. Such expense increases were primarily a result of additional investments in technology anticipated to improve profits in future years, and the filling of several key management positions.

The Company recorded favorable adjustments of $2.6 million to special charges and unusual items in Fiscal 1995. This resulted from reversals of previously established reserves associated with the closure of certain offices which were accomplished more efficiently than initially estimated at the end of calendar 1993, and the sale of the Company's remaining residential brokerage operations in November 1994. In Fiscal 1994, special charges and unusual items of $13.2 million were recorded including the write-down of the remaining unamortized goodwill of $10.1 million, office closure and severance costs of $2.9 million and other charges of $200,000.

Interest expense to related parties of $2.9 million in Fiscal 1995 increased by $417,000 over the Fiscal 1994 amount of $2.5 million primarily as a result of increased interest on the 11.65% PIK Note due to greater principal balances ($246,000) and higher interest on the revolving credit facility related to greater use in Fiscal 1995 compared to Fiscal 1994 ($104,000).

INCOME TAXES

The Fiscal 1995 provision for income taxes was $448,000 compared to $597,000 in Fiscal 1994. Both years' tax provisions consist of federal, state and local income taxes assessed on profitable subsidiaries of the Company. The federal income tax component related solely to Axiom, the Company's subsidiary which reported on a separate basis for tax purposes through calendar year 1995.

NET INCOME

Net income of $1.6 million for fiscal 1995 compared favorably to a net loss of $17.5 million for Fiscal 1994. Net income for Fiscal 1995 included $2.6 million of favorable adjustments to special charges and unusual items, whereas the net loss for Fiscal 1994 included charges of $13.2 million. Net loss per common share was $.16 in Fiscal 1995 compared to a net loss per common share of $4.92 in Fiscal 1994. Net loss applicable to common stockholders is calculated by reducing net income (loss) by undeclared dividends and accretion of liquidation preference on preferred stock of $2.7 million and $2.5 million in Fiscal 1995 and Fiscal 1994, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

During Fiscal 1996, cash and cash equivalents increased by $2.1 million primarily as a result of $3.0 million of net cash provided by operating activities offset by $634,000 of net cash used in investing activities and $219,000 of net cash used in financing activities. Net cash provided by operating activities was significantly impacted by a $3.5 million decrease in other liability accounts including claims and settlements, office closure and severance costs for which reserves were provided at the end of the 1993 and 1992 calendar years, as well as a decrease in accounts payable of $1.6 million offset by a decrease in real estate brokerage commissions receivable of $2.3 million. The net cash used in investing activities primarily related to $1.7 million of purchases of equipment and leasehold improvements offset by $1.0 million of proceeds from disposition of real estate joint ventures and real estate owned including the sale of a note receivable as further described in Note 1 of the Notes to Consolidated Financial Statements.

The Company has historically experienced the highest use of operating cash during the quarter ending March 31, primarily related to the payment of calendar year-end compensation and deferred commissions payable balances which attain peak levels as a result of calendar year end business activity. Additionally, quarterly revenues are typically at their lowest level in the quarter ending March 31.

As of June 30, 1996, the Company had current accrued severance and office closure costs of approximately $721,000 of which $82,000 of accrued severance costs and $276,000 of accrued office closure costs, net of expected sublease income, are expected to be paid in cash in fiscal 1997. Approximately $600,000 of the $1.0 million of long-term accrued office closure costs, net of expected sublease income, is expected to be paid in cash over the next six years (see
Note 10 of the Notes to Consolidated Financial Statements). The funding of these cash requirements is expected to be provided by cash flows from operations.

Working capital improved by $3.7 million to $6.3 million at June 30, 1996 primarily as a result of the $2.1 million increase in cash and cash equivalents and reductions in accrued severance and office closure costs of $830,000.

Operating cash flow is expected to be sufficient to meet the Company's anticipated normal operating expenses. The Company's long-term cash requirements include annual principal payments on its long-term debt of approximately $5.0 million in Fiscal 1998 through Fiscal 2000, $6.3 million in Fiscal 2001 and $6.4 million in Fiscal 2002. The actual principal payments in Fiscal 2001 and Fiscal 2002 may be greater if future interest due on the 11.65% Payment-in-Kind Notes is paid in kind by the issuance of additional notes.
Also, the Revolving Credit Note which matures on November 1, 1999, requires the repayment of all outstanding principal for a sixty day period during each fiscal year beginning July 1, 1997. Pursuant to its debt agreement with Prudential, beginning on April 1, 1997, the Company will be required to meet certain financial covenants and comply with certain covenants restricting capital expenditures. The Company's long-term debt is described in greater detail in
Note 5 of the Notes to Consolidated Financial Statements.

To the extent that the Company's cash requirements are not met by operating cash flow, due to adverse economic conditions or other unfavorable events, the Company may find it necessary to curtail its expansion activities, to further reduce expense levels, seek refinancing, or undertake other actions as may be appropriate. In such event, the Company anticipates that its ability to raise financing on acceptable terms would be severely limited and there can be no assurance that the Company would be able to raise additional financing.

DIVIDENDS

Any dividend payments by the Company on the common stock will be subject to restrictions on the payment of dividends in the Prudential debt agreements and the payment of all accrued and unpaid dividends on the Senior and Junior Convertible Preferred Stock.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Annual Report on Form 10-K contains "forward-looking statements: within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Company's ability to obtain these results, include (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) the success of the Company's cost reduction and expansion programs, (v) an increase in expenses related to new initiatives and service improvements and (vi) other factors described elsewhere in this Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company and Subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                             ERNST & YOUNG LLP
San Francisco, California
August 15, 1996

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
                                 (IN THOUSANDS)

                                     ASSETS

                                                       1996           1995
                                                     -------        -------

Current assets
  Cash and cash equivalents                          $13,547        $11,406
  Receivables:
    Real estate brokerage commissions                    206          2,390
    Real estate services fees and other
      commissions                                      3,172          2,952
    Other receivables                                  4,326          3,051
  Prepaids and other current assets                    1,484          1,354
                                                     -------        -------
      Total current assets                            22,735         21,153

Noncurrent assets
  Real estate brokerage commissions receivable           100            412
  Real estate investments held for sale and
    real estate owned                                    537            828
  Equipment and leasehold improvements, net            5,194          5,309
  Other assets                                         1,092          2,039
                                                     -------        -------
      Total assets                                   $29,658        $29,741
                                                     -------        -------
                                                     -------        -------



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995
               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND SHARES)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              1996       1995
                                                            --------   -------

Current liabilities
  Notes payable and current portion of long-term debt       $     28  $    383
  Accounts payable                                             1,624     2,162
  Compensation and employee benefits payable                   5,380     4,820
  Deferred commissions payable                                   201       239
  Accrued severance obligations                                   98       465
  Accrued office closure costs                                   623     1,086
  Accrued claims and settlements                               1,779     2,436
  Other accrued expenses                                       6,717     6,947
                                                            --------   -------
      Total current liabilities                               16,450    18,538


Long-term liabilities
  Long-term debt, net of current portion                         336       361
  Long-term debt to related party, net of current portion     27,514    25,967
  Accrued claims and settlements                              11,804    12,824
  Accrued severance obligations                                    -       202
  Accrued office closure costs                                   960     1,348
  Other                                                           69       294
                                                            --------   -------
      Total liabilities                                       57,133    59,534
                                                            --------   -------



STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value:  1,000,000 shares
  authorized; 137,160 shares of 12% Senior Convertible
  Preferred Stock and 150,000 shares of 5% Junior
  Convertible Preferred Stock outstanding                     32,143    32,143

Common stock, $.01 par value: 25,000,000 shares
  authorized; 8,916,415 and 8,810,220 shares issued and
  outstanding at June 30, 1996 and 1995, respectively             90        89

Additional paid-in-capital                                    57,154    56,939
Retained earnings (deficit)                                 (116,862) (118,964)
                                                            --------   -------
    Total stockholders' equity (deficit)                     (27,475)  (29,793)
                                                            --------   -------
    Total liabilities and stockholders' equity (deficit)    $ 29,658  $ 29,741
                                                            --------   -------
                                                            --------   -------



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)


                                                                              1996                1995                1994
                                                                           ----------          ----------          ----------

Revenue
   Commercial real estate brokerage commissions                            $  157,562          $  152,160          $  144,078
   Residential real estate brokerage commissions                                    -                   -               9,013
   Real estate services fees, commissions and other                            36,166              33,624              32,091
                                                                           ----------          ----------          ----------
     Total revenue                                                            193,728             185,784             185,182
                                                                           ----------          ----------          ----------

Cost and expenses
   Real estate brokerage and other commissions                                 95,037              89,596              91,071
   Selling, general and administrative                                         45,706              46,602              51,353
   Salaries and wages                                                          47,562              46,565              42,982
   Depreciation and amortization                                                2,546               2,012               2,064
   Special charges and unusual items                                             (462)             (2,606)             13,182
                                                                           ----------          ----------          ----------
     Total costs and expenses                                                 190,389             182,169             200,652
                                                                           ----------          ----------          ----------
       Total operating income (loss)                                            3,339               3,615             (15,470)


Other income and expenses
   Interest income                                                                689                 773                 451
   Other income, net                                                            1,306                 633                 614
   Interest expense                                                               (28)               (131)                (69)
   Interest expense to related parties                                         (3,006)             (2,886)             (2,469)
                                                                           ----------          ----------          ----------
   Income (loss) before income taxes                                            2,300               2,004             (16,943)
Provision for income taxes                                                       (198)               (448)               (597)
                                                                           ----------          ----------          ----------
       Net income (loss)                                                   $    2,102          $    1,556          $  (17,540)
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------


Net loss applicable to common stockholders, net of
   dividends in arrears and accretion of
   liquidation preference on preferred stock in the
   amounts of $3,012, $2,739 and $2,494 for the years
   ended June 30, 1996, 1995 and 1994, respectively                        $     (910)         $   (1,183)         $  (20,034)

Net loss per common share and equivalents                                  $     (.10)         $     (.16)         $    (4.92)

Weighted average common shares outstanding                                  8,870,720           7,271,257           4,073,715




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)


                                              Common Stock                                                            Total
                                        -------------------------                     Additional     Retained     Stockholders'
                                        Outstanding                    Preferred       Paid-in-      Earnings        Equity
                                          Shares          Amount         Stock          Capital      (Deficit)      (Deficit)
                                        ----------       --------       --------       --------      ---------      ---------

Balance as of June 30, 1993              4,060,268       $     41       $      -       $ 49,268      $(102,980)     $ (53,671)
Accretion of liquidation
  preference on preferred stock                  -              -              -         (2,494)             -         (2,494)
Employee common stock purchase
  agreements                                 3,573              -              -              8              -              8
Employee 401 (k) plan
  matching contribution                     50,708              1              -            158              -            159
Net loss                                         -              -              -              -        (17,540)       (17,540)
                                        ----------       --------       --------       --------      ---------      ---------
  Balance as of June 30, 1994            4,114,549             42              -         46,940       (120,520)       (73,538)


Accretion of liquidation
  preference on preferred stock                  -              -              -           (877)             -           (877)
Elimination of mandatory
  redemption provision on
  preferred stock:
  12% Senior Convertible
    Preferred Stock                              -              -         15,945              -              -         15,945
  5% Junior Convertible
    Preferred Stock                              -              -         16,198              -              -         16,198
Warrants issued in connection
  with 1994 Recapitalization                     -              -              -            259              -            259
Common stock issued for:
  Stockholder rights offering and
    standby commitment                   4,361,975             44              -          9,847              -          9,891
  Litigation settlements                   299,898              3              -            678              -            681

Employee common stock purchase
  agreements                                23,798              -              -             61              -             61
Employee 401(k) plan
  matching contribution                     10,000              -              -             31              -             31
Net income                                       -              -              -              -          1,556          1,556
                                        ----------       --------       --------       --------      ---------      ---------
  Balance as of June 30, 1995            8,810,220             89         32,143         56,939       (118,964)       (29,793)

Employee common stock purchase
  agreements and exercise of
  common stock options                      52,665              -              -            108              -            108
Employee 401(k) plan
  matching contribution                     53,530              1              -            107              -            108
Net income                                       -              -              -              -          2,102          2,102
                                        ----------       --------       --------       --------      ---------      ---------
  Balance as of June 30, 1996            8,916,415       $     90       $ 32,143       $ 57,154      $(116,862)     $ (27,475)
                                        ----------       --------       --------       --------      ---------      ---------
                                        ----------       --------       --------       --------      ---------      ---------



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                                         1996           1995           1994
                                                                                      ---------      ---------      ---------

Cash Flows from Operating Activities:
  Net income (loss)                                                                   $   2,102      $   1,556      $ (17,540)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
  Depreciation and amortization                                                           2,546          2,012          2,064
  Interest expense on Payment-in-Kind Notes                                               1,606          1,407          1,137
  Increase (decrease) in real estate brokerage commissions
     receivable valuation allowances                                                        199         (1,302)           (47)
  Other non-cash charges related to special charges
     and unusual items                                                                     (462)        (2,606)        13,182
  Gain on sale of real estate and other assets                                                -              -             18
  Decrease in real estate brokerage commissions receivable                                2,306          2,288            881
  Decrease (increase) in other asset accounts                                              (212)         3,064           (192)
  Increase (decrease) in accounts payable                                                (1,595)           608            484
  Increase (decrease)in deferred commissions payable                                        (38)            50            (10)
  Decrease in other liability accounts                                                   (3,458)        (6,358)        (6,169)
                                                                                      ---------      ---------      ---------
    Net cash provided by (used in) operating activities                                   2,994            719         (6,192)
                                                                                      ---------      ---------      ---------

Cash Flows from Investing Activities:
  Purchases of equipment and leasehold improvements                                      (1,724)        (2,944)        (2,554)
  Proceeds from disposition of real estate joint venture
  interests and real estate owned                                                         1,036             31            393
  Distributions from real estate joint ventures                                              54             52             96
                                                                                      ---------      ---------      ---------
    Net cash used in investing activities                                                  (634)        (2,861)        (2,065)
                                                                                      ---------      ---------      ---------

Cash Flows From Financing Activities:
  Offering costs related to issuance of preferred stock                                       -              -           (132)
  Proceeds from borrowing                                                                   400              -         14,250
  Repayment of notes payable and credit facility borrowings                                (654)          (282)        (6,833)
  Proceeds from issuance of common stock                                                     35          4,201             32
  Costs related to Rights Offering and issuance of common stock                               -           (586)             -
  Costs related to debt refinancing                                                           -            (55)             -
                                                                                      ---------      ---------      ---------
    Net cash provided by (used in) financing activities                                    (219)         3,278          7,317
                                                                                      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                                      2,141          1,136           (940)
Cash and equivalents at beginning of the year                                            11,406         10,270         11,210
                                                                                      ---------      ---------      ---------

Cash and cash equivalents at end of the year                                          $  13,547      $  11,406      $  10,270
                                                                                      ---------      ---------      ---------
                                                                                      ---------      ---------      ---------



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY:

     Grubb & Ellis Company (the "Company") is a commercial real estate information and services company that provides services to real estate owners/investors and tenants including commercial brokerage and property and facilities management. Additionally, the Company provides mortgage brokerage, appraisal, consultation and asset management services. The Company also provided residential brokerage services until November 1994 when it sold its remaining residential real estate business in Southern California.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and controlled partnerships. The Company consolidates Axiom Real Estate Management, Inc. ("Axiom"), which provides real estate property and facilities management services. As described in Note 2 to the Notes to Consolidated Financial Statements, the Company acquired the minority interest in Axiom in January 1996. Prior to the acquisition the minority interest was immaterial and has been included in other long-term liabilities on the Consolidated Balance Sheet and the related minority interest in operating results has been included in "Other income, net" on the Consolidated Statements of Operations through the date it was acquired. All significant intercompany accounts and transactions with consolidated entities and transactions with unconsolidated joint ventures and partnerships accounted for under the equity method of accounting have been eliminated.

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

CHANGE IN REPORTING PERIOD:

     On February 5, 1996, the Board of Directors of the Company changed the Company's reporting year ending December 31 to a fiscal year ending June 30 commencing in 1996. This change is intended to enable management to improve the Company's planning capability related to its natural business cycle, as well as enable it to modify business decisions earlier in the fiscal year in response to cash flows generated during its typically strongest revenue quarter which ends December 31. Reporting periods presented herein have been recast to conform to the June 30 fiscal year end.

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

     SHORT-TERM FINANCIAL INSTRUMENTS - the carrying amounts of cash and cash equivalents, receivables, and obligations under accounts payable and debt instruments approximate their fair values.

     LONG-TERM DEBT - an estimate of the fair value of the Company's long-term debt would require the use of a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Management believes that the Company's current financial position is significantly different from its financial position during the period in which it originally acquired its long-term debt and believes that the Company would be unable to obtain similar financing given these facts and the current state of its financial matters. Accordingly, management is unable, without incurring excessive costs, to estimate its incremental borrowing rate, and considers estimation of fair value of these instruments to be impracticable.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation ("Statement 123")," which is effective for the Company's next annual reporting period. Statement 123 allows companies to either account for stock-based compensation under the new provisions of Statement 123 or under the provisions of Accounting Principles Bulletin Opinion No. 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of Statement 123 had been adopted. The Company has not yet determined whether or not to adopt Statement 123 beginning in the fiscal year ending June 30, 1997, but does not believe that the adoption will have a material impact on the financial position or the results of operations of the Company.

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

     "Other income, net" includes revenues and expenses recognized subsequent to December 31, 1993 related to offices which the Company determined to close

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

after that date. Such revenues and expenses were $3,389,000 and $3,389,000 respectively, for the fiscal year ended June 30, 1994 and $13,000 and $13,000, respectively, for the fiscal year ended June 30, 1995. Also included are the revenues and expenses of miscellaneous transactions and the disposition of real estate investments.

COSTS AND EXPENSES:

    Real estate brokerage and other commission expense (salespersons' participation) is recognized concurrently with the recording of the related revenue. All other costs and expenses are recognized when incurred.

Axiom incurs salaries, wages and benefits in connection with the property and corporate facilities management services it provides which are in part reimbursed by the owners of such properties. The following is a summary of the Axiom total gross and reimbursable salaries, wages and benefits (in thousands) for the years ended June 30, 1996, 1995 and 1994. The net expense is included in salaries and wages on the Consolidated Statement of Operations.

                                              1996      1995       1994
                                            --------  --------  ---------

     Gross salaries, wages and benefits     $80,757   $65,465    $71,036

     Less: reimbursements from
       property owners                      (66,310)  (51,959)   (57,874)
                                            --------  --------   ---------

       Net salaries, wages and benefits     $14,447   $13,506    $13,162
                                            --------  --------   ---------
                                            --------  --------   ---------

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

ACCRUED CLAIMS AND SETTLEMENTS:

    The Company has maintained or currently maintains partially self-insured programs for errors and omissions, general liability, workers' compensation and certain employee health care costs. Reserves for such partially self-insured programs are included in accrued claims and settlements and are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims, net of expected insurance reimbursements.

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

EARNINGS (LOSS) PER COMMON SHARE AND EQUIVALENTS:

    Earnings (loss) per common share and equivalents computations are based on the weighted average number of common shares outstanding after giving effect to potential dilution from common stock options and warrants. For specifics regarding the potential dilution from common stock options and warrants, see
Note 5 to the Notes to Consolidated Financial Statements. As calculated in accordance with generally accepted accounting principles, primary earnings
(loss) per common share is the same as fully diluted earnings (loss) per common share for each year presented. Common share and per share amounts have been adjusted to give retroactive effect to the one-for-five reverse stock split on January 29, 1993.

    The calculation of earnings (loss) per common share includes net income
(loss) adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends and accretion of liquidation preference (for the periods during which the preferred stock was subject to mandatory redemption) as follows (in thousands):

                                                           Years Ended June 30,
                                     --------------------------------------------------------

                                                                                  Cumulative
                                             1996      1995     1994     1993       Total
                                             -------   -------  ------    ----     ----------
  Junior Convertible Preferred Stock -
    Undeclared dividends                    $   844    $  541   $   -     $   -      $1,385
    Accretion of liquidation preference         -         262      766      312       1,340
  Senior Convertible Preferred Stock -
    Undeclared dividends                      2,168     1,321      -         -        3,489
    Accretion of liquidation preference         -         615    1,728      686       3,029
                                              ------   ------   ------   ------     -------
                                             $3,012    $2,739   $2,494   $  998     $ 9,243
                                              ------   ------   ------   ------     -------
                                              ------   ------   ------   ------     -------


CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with original maturities of three months or less from the date of purchase and are stated at cost.

    The Company had cash balances of $1,683,000 and $2,377,000 at June 30, 1996 and 1995, respectively, restricted to use for errors and omissions insurance claims associated with the Company's errors and omissions insurance captive. Additionally, Axiom had cash balances of $1,357,000 at June 30, 1995, which prior to the purchase of the minority ownership interest in Axiom in January 1996, were not available for use by the Company.

    For purposes of disclosure for the Consolidated Statements of Cash Flows, cash payments for interest for the fiscal years ended June 30, 1996, 1995 and 1994 were approximately $1,425,000, $1,400,000 and $1,260,000, respectively.
Cash payments for income taxes for the fiscal years ended June 30, 1996, 1995 and 1994 were approximately $975,000, $720,000 and $533,000, respectively.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE INVESTMENTS:

    Real estate investments held for sale are recorded at the lower of cost or net realizable value. The Company had a valuation allowance on real estate investments and real estate owned of approximately $2,393,000 and $3,501,000 at June 30, 1996 and 1995, respectively. In connection with the disposition of real estate investments, the Company sold a property in December 1993 with a book value of approximately $413,000 in exchange for a note receivable of $1,190,000, resulting in the deferral of $884,000 of revenue under the cost recovery method. The note receivable was sold at a discount in August 1995 resulting in a gain of $818,000, net of the recognition of revenue previously deferred and is included in "Other income, net" for the fiscal year ended June 30, 1996.

    The following is a summary of the changes in the valuation allowance on real estate investments and real estate owned for the fiscal years ended June 30, 1996, 1995 and 1994 (in thousands):


                                              1996      1995      1994
                                            -------   -------   -------
    Balance at beginning of period          $3,501    $3,763    $6,093
    Charged to costs and expenses               31       -         -
    Amounts written off                     (1,139)     (262)   (2,330)
                                           ---------   -------   -------
      Balance at end of period              $2,393    $3,501    $3,763
                                           ---------   -------   -------
                                           ---------   -------   -------


RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  PURCHASE OF AXIOM MINORITY INTEREST

    On January 24, 1996, the Company completed the purchase of the common stock held by International Business Machines Corporation ("IBM") in Axiom for a purchase price of $600,000. The Company paid $150,000 cash upon closing and will pay three additional $150,000 annual installments beginning January 1997. As a result of this transaction, the Company owns 100% of the outstanding common stock of Axiom. The acquisition of the minority interest was accounted for as a purchase.

    Since its inception in 1992, Axiom has provided facilities management to IBM pursuant to a facilities management agreement (the "Managed Service Agreement"). In connection with the purchase transaction, the Managed Service Agreement was modified effective January 1, 1996 providing for the extension of its term until December 31, 2000, with the option for IBM to extend it for two additional one year periods, the reduction of fees charged, and the ability for IBM to change the facilities portfolio under management by Axiom under certain circumstances. The modified Managed Service Agreement resulted in the reduction of annual fees paid by IBM to Axiom of $750,000 for the fiscal year ended June 30, 1996 and is expected to result in the reduction of annual fees

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  PURCHASE OF AXIOM MINORITY INTEREST (CONTINUED)

of approximately $1.8 million and $900,000, respectively for the fiscal years ending June 30, 1997 and 1998.

This reduction is expected to be offset in part by the extension of the contract, the opportunity to obtain additional business from IBM and a reduction in costs by reducing certain duplicative administrative, marketing and other costs.

3. REAL ESTATE BROKERAGE COMMISSIONS RECEIVABLE

    Real estate brokerage commissions receivable consisted of the following at June 30, 1996 and 1995 (in thousands):


                                              1996           1995
                                            --------       --------

    Commissions receivable                  $12,389        $14,375
    Salespersons' participation              (8,903)        (8,593)
    Allowance for uncollectible accounts     (3,180)        (2,980)
                                             --------       --------
      Total                                     306          2,802
    Less portion classified as current          206          2,390
                                             --------       --------
      Noncurrent portion                    $   100        $   412
                                             --------       --------
                                             --------       --------

    The following is a summary of the changes in the allowance for uncollectible real estate brokerage commissions receivable for the fiscal years ended June 30, 1996, 1995 and 1994 (in thousands):


                                         1996      1995      1994
                                        --------  --------- ---------
    Balance at beginning of period     $  2,980  $  4,283  $  4,331
    Charged to costs and expenses           200       -         -
    Amounts written off or
      recovered upon payment
      of receivable, net                   -       (1,303)      (48)
                                        --------  --------- ---------

      Balance at end of period         $  3,180  $  2,980  $  4,283
                                        --------  --------- ---------
                                        --------  --------- ---------

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consisted of the following at June 30, 1996 and 1995 (in thousands):
                                                             1996         1995
                                                           -------      -------
  Office furniture and equipment                          $15,639      $14,684

  Leasehold improvements                                    4,858        4,871
                                                           -------      -------
    Total                                                  20,497       19,555

  Less accumulated depreciation and amortization           15,303       14,246
                                                           -------      -------
  Equipment and leasehold improvements, net               $ 5,194      $ 5,309
                                                           -------      -------
                                                           -------      -------

5. LONG-TERM DEBT AND RECAPITALIZATION

    Long-term debt consisted of the following at June 30, 1996 and 1995 (in thousands):
                                                             1996        1995
                                                           -------      -------
  LONG-TERM DEBT TO RELATED PARTY:

  Senior Notes, 9.9%, due
    November 1, 1997 and 1998                             $10,000      $10,000

  $10 million 11.65% PIK Notes, net,
    due November 1, 2000 and 2001                          12,514       10,967

  Revolving Credit Note at 2.5% above
    LIBOR, due November 1, 1999                             5,000        5,000

  LONG-TERM DEBT TO NON-RELATED PARTIES:

  Other notes payable at various rates of
    interest, due through 2005                                364          744
                                                          -------      -------
                                                           27,878       26,711
  Less portion classified as current                           28          383
                                                          -------      -------

  Long-term portion                                       $27,850      $26,328
                                                          -------      -------
                                                          -------      -------

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

     Aggregate maturities of long-term debt, excluding discount amortization, for the next five fiscal years ending June 30, are as follows: 1997 - $28,000; 1998 - $5,031,000; 1999 - $5,034,000; 2000 - $5,037,000; 2001 - $6,298,000 and
thereafter, $6,450,000.

1994 RECAPITALIZATION:

     On November 1, 1994, the Company, Warburg, Pincus Investors, L.P. ("Warburg") and The Prudential Insurance Company of America ("Prudential") completed certain related party financing transactions (the "1994 Recapitalization") pursuant to agreements (the "Agreements") providing for, among other things, (1) additional equity capital through a rights offering and Standby Agreement by Warburg, (2) amendments to a debt agreement with Prudential, (3) issuance of additional warrants to purchase common stock of the Company and (4) amendments to the existing Junior and Senior Convertible Preferred Stock and warrants held by Warburg and Prudential. The debt agreement amendments with Prudential include a provision for supplemental principal payments commencing July 1, 1998 if the Company meets certain financial tests. In addition, certain covenants of the debt agreement remain in place, but will not be in effect until April 1, 1997.

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

9.9% SENIOR NOTES:

     The 9.9% Senior Notes were issued to Prudential in 1986 and were subsequently modified in 1992 and also in connection with the 1994 Recapitalization. The principal payment terms were modified requiring two approximately equal installments on November 1, 1997 and 1998. The 9.9% Senior Notes require semi-annual interest payments.

11.65% PAYMENT-IN-KIND NOTES:

     In January 1993, Prudential agreed, among other things, to convert $10 million of the then outstanding 11% Subordinated Notes into $10 million of 10.65% Payment-in-Kind Notes (the "PIK Notes") due November 1, 1999 (the "1993
Recapitalization").    The  PIK Notes  require  semi-annual  interest  payments

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

until all of the 9.9% Senior Notes have been retired, the interest may be paid in kind by the issuance of additional PIK Notes. In connection with the 1994 Recapitalization, the terms of the principal payments were modified requiring two approximately equal installments on November 1, 2000 and 2001.
Additionally, the interest rate per annum increased from 10.65% to 11.65% (the "11.65% PIK Notes") per annum on January 1, 1996. Interest expense is being recorded on the level yield method at an effective yield rate of 11.5% per annum. The outstanding amount of the 11.65% PIK Notes is net of $920,000 canceled by Prudential in payment of the exercise price of a warrant pursuant to the terms of the 1993 Recapitalization and unamortized discount of $213,000 at June 30, 1995. Interest expense paid in kind was $1,606,000, $1,407,000 and $1,137,000 for fiscal years ending June 30, 1996, 1995 and 1994, respectively.

REVOLVING CREDIT NOTE:

     The Revolving Credit Note bears interest at 2.5% above LIBOR and has certain repayment requirements and other financial covenants. Prior to the 1994 Recapitalization, upon maturity, the Company had the option of converting the note into a term note which would mature on December 31, 1996, have an interest rate of LIBOR plus 5% and require equal semi-annual principal payments beginning June 30, 1995. In connection with the 1994 Recapitalization, Prudential canceled the conversion option, extended the maturity date to November 1, 1999 and waived the Company's obligation to repay all of the outstanding principal for a 60-day period in 1994 and in subsequent years until the fiscal year beginning July 1, 1997.

OTHER NOTES PAYABLE:

     Other notes payable of the Company are secured by various assets with carrying values of approximately $411,000 and $411,000 at June 30, 1996 and 1995, respectively.

AXIOM CREDIT FACILITY:

     Axiom has a credit facility with a subsidiary of IBM which provides for maximum outstanding borrowings not to exceed the lesser of $2,050,000 or Axiom's borrowing base which is comprised of eligible accounts receivable as defined. The credit facility expires October 19, 1998 and is subject to automatic successive three year extensions unless IBM provides ninety (90) days written notice of its intent to terminate at the end of the initial three year term or at the end of any successive three year terms. There were no borrowings outstanding under this credit facility as of June 30, 1996. Any borrowings under this credit facility would be collateralized by substantially all of Axiom's assets and subject to certain financial ratio covenants, including the maintenance of minimum levels of net worth.

JUNIOR CONVERTIBLE PREFERRED STOCK:

     In January 1993, the Company issued 150,000 shares of 5% Junior Convertible Preferred Stock ("Junior Preferred") and five-year warrants to purchase 200,000 shares of common stock at an exercise price of $5.50 per share to Prudential in exchange for $15 million of the then outstanding 10.65% Subordinated Notes.
Each share of  Junior  Preferred  is convertible, at the

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

option of the holder, into shares of common stock of the Company determined by dividing the $100 stated value per share by the conversion price of $5.6085. Each share of Junior Preferred is also subject to mandatory conversion based on specific financial ratios and/or conditions. Holders of Junior Preferred are entitled to receive, out of any funds legally available, cumulative dividends payable in cash at a rate of 5% per annum compounded annually. The Junior Preferred Stock also was subject to mandatory redemption by the Company.

     The 1994 Recapitalization provided for the elimination of the mandatory redemption provisions and an increase in the dividend rate effective January 1, 2002 to 10% per annum with further increases of 1% per annum effective January 1, 2003 and January 1, 2004 and 2% per annum effective January 1, 2005 and each January 1 thereafter.

     With respect to dividend rights and rights on redemption and liquidation, winding up and dissolution, the Junior Preferred ranks prior to any other equity securities of the Company, including all classes of common stock and any series of preferred stock of the Company other than the Senior Convertible Preferred Stock, which ranks prior to Junior Preferred.

     Prior to the 1994 Recapitalization, the carrying value of the Junior Preferred was adjusted by accretion of liquidation preference due upon liquidation in the amount of $653,000, and accretion of direct costs of $27,000. On a cumulative basis, undeclared dividends and accretion of direct costs amounted to $1,385,000 and $58,000, respectively. In connection with the 1994 and 1993 Recapitalizations, the carrying value of the Junior Preferred was adjusted by direct costs of $17,000 and $183,000, respectively.

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

     Each share of Senior Preferred is convertible, at the option of the holder, into shares of common stock of the Company determined by dividing the $100 stated value per share by the conversion price of $2.6564 for Warburg and $2.6354 for Hanauer. Each share of Senior Preferred is also subject to mandatory conversion based on specific financial ratios and/or conditions. The Senior Preferred was also subject to mandatory redemption by the Company. Hanauer's shares of Senior Preferred are subject to anti-dilution provisions with respect to the issuance of common stock and common stock equivalents at less than the conversion price. Holders of Senior Preferred are entitled to receive, out of any funds legally available, cumulative dividends payable in cash at a rate of 12% per annum compounded annually.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

SENIOR CONVERTIBLE PREFERRED STOCK (CONTINUED):

     The 1994 Recapitalization provided for the elimination of the mandatory redemption provision and an increase in the dividend rate so that at such time the dividend rate on the Junior Preferred increases above the dividend rate of the Senior Preferred, the dividend rate on the Senior Preferred will increase by the same amount. As a result of the application of the anti-dilution provisions previously existing in Warburg's Senior Preferred and currently existing in Hanauer's, the number of shares issuable upon conversion of the Senior Preferred increased from 4,551,201 shares to 5,166,028 shares. With respect to dividend rights and rights on redemption and on liquidation, winding up and dissolution, the Senior Preferred ranks prior to any other equity securities of the Company, including all classes of common stock and any other series of preferred stock of the Company.

     Prior to the 1994 Recapitalization, the carrying value of the Senior Preferred was adjusted by accretion of liquidation preference due upon liquidation in the amount of $1,520,000 and the accretion of direct costs of $160,000. On a cumulative basis, undeclared dividends and accretion of direct costs amounted to $3,489,000 and $336,000, respectively. In connection with the 1994 and 1993 Recapitalizations, the carrying value of the Senior Preferred was adjusted by direct costs of $100,000 and $1,070,000, respectively.

NEW WARRANTS AND AMENDMENTS TO EXISTING WARRANTS:

     As consideration for acquiring shares of stock not purchased in the Stockholder Rights Offering in connection with the Standby Agreement, and agreeing to other financing transactions, the Company issued to Warburg a warrant to purchase 325,000 shares at an exercise price of $2.375 per share, exercisable within 5 years. As consideration for modifying the terms of the 9.9% Senior Notes, 11.65% PIK Notes and Revolving Credit Note, waiving noncompliance with and deferring application of certain covenants of the Prudential debt agreement, and agreeing to other financing transactions, the Company issued to Prudential a warrant to purchase 150,000 shares at an exercise price of $2.375 per share, exercisable within 5 years. Loan costs of $225,000 were capitalized in connection with the Prudential warrant and are being amortized over the weighted average remaining terms of the debt agreements with Prudential.

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

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT AND RECAPITALIZATION (CONTINUED)

     As a result of the 1994 Recapitalization and application of the anti-dilution provisions previously existing in the warrants held by Warburg and currently existing in the warrants held by Hanauer, the aggregate number of shares issuable upon conversion of such warrants have increased from 726,182 to 1,048,893 shares. Loan costs of $34,000 were capitalized in connection with the Prudential warrant amendments and are being amortized over the weighted average remaining terms of the debt agreements with Prudential. Contingent warrants held by Warburg, originally issued with the Senior Preferred, to acquire up to 373,818 shares under certain circumstances, were canceled.

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

     The New Note Agreement between the Company and Prudential contains various affirmative and negative covenants, which require, among other things, that the Company (combined with certain of its subsidiaries and taken as a whole) maintain a ratio of consolidated current assets to consolidated current liabilities (the "Working Capital Ratio") as defined in the New Note Agreement, excluding the current portion of long-term debt, of not less than 1:1 at the end of each of its fiscal quarters. In connection with the 1994 Recapitalization, Prudential agreed to waive the requirements of the Working Capital Ratio, and covenants restricting the Company's capital expenditures until April 1, 1997 and eliminated the cumulative loss provision.

6. INCOME TAXES

     While the Company has changed its financial reporting year to a fiscal year ending June 30, it will continue to maintain the calendar year for tax reporting purposes. The provision for income taxes for each of the three fiscal years ended June 30, 1996, 1995 and 1994, consisted of state and local income taxes due currently. Additionally, the provision for income taxes for fiscal years ended June 30, 1995 and 1994 includes federal income taxes related solely to Axiom which filed on a separate company basis for tax purposes.

     At June 30, 1996, the following income tax carryforwards were available to the Company, after taking into effect the reduction in tax attributes resulting from the cancellation of indebtedness pursuant to Section 108(b)(2) of the Internal Revenue Code (the "Code") (in thousands):
                                                                 Expiration
                                                        Amount      Dates
                                                       -------    --------
Federal regular tax operating loss carryforwards       $41,532   2005 to 2010

Federal investment tax credit carryforwards            $   278   1998 to 2000

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES (CONTINUED)

     The 1993 Recapitalization constituted an ownership change within the meaning of Section 382 of the Code thereby limiting the amount of post-ownership change taxable income which may be offset by the above net operating loss carryovers attributable to periods prior to the ownership change. The annual amount of net operating losses allowed under Section 382 will be approximately $825,000. Net operating losses not subject to the limitation under Section 382 are approximately $21.3 million.

     The Company's effective tax rate on its income (loss) before taxes differs from the statutory federal regular tax rate as follows:

                                               Years Ended June 30,
                                          -------------------------------
                                          1996          1995       1994
                                         ------        ------     ------
Federal statutory rate                     35.0%        35.0%      (35.0)%

State and local income taxes
    (net of federal benefit)                1.9          5.1         2.2

Goodwill amortization                       -             -         21.3

Meals and entertainment                     6.3          6.6         0.8

Recognition of a deferred tax asset
     in the current period                  -          (24.2)        -

Losses for which a tax detriment
     (benefit) was recorded in current
     period                               (33.8)         -          14.2
                                         --------    ---------    --------

Effective income tax rate for the year      9.4%        22.5%        3.5%
                                         --------    ---------    --------
                                         --------    ---------    --------


     At June 30, 1996, net deferred tax assets totaled approximately $21.6 million. The total valuation allowance recognized for net deferred tax assets was also approximately $21.6 million. The valuation allowance decreased by approximately $3.2 million during the fiscal year ended June 30, 1996.

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

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES (CONTINUED)


     The components of the Company's deferred tax (liabilities) and assets are as follows as of June 30, 1996 (in thousands):

Gross deferred tax liabilities - current
     Commission and fee reserves                                        $  (489)

Gross deferred tax assets - current
     Commission and fee reserves                            $1,549
     Claims and settlements                                    356
     Compensation accrual                                      936
     Workers' compensation accrual                             652
                                                           --------
     Gross deferred tax assets - current                                  3,493

Deferred tax assets valuation
  allowance - current                                                    (3,004)

Gross deferred tax assets - noncurrent
     Investment in partnerships                                 19
     Depreciation                                               19
     Investment tax credit                                     278
     Commission and fee reserves                             1,553
     Claims and settlements                                  2,599
     Net operating loss carryforwards                       15,886
     Estimated net operating loss
       carryforward limitation under
       Code Section 382                                     (1,770)
                                                           --------
  Gross deferred tax assets - noncurrent                                 18,584

Deferred tax assets valuation
  allowance - noncurrent                                                (18,584)
                                                                        --------
  Net deferred tax (liability) asset                                     $   -
                                                                        --------
                                                                        --------

7. STOCK OPTIONS, STOCK PURCHASE AND EMPLOYEE 401(k) PLANS

STOCK OPTION PLANS:

     Changes in stock options were as follows for the fiscal years ended June 30, 1996, 1995 and 1994:

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCK OPTIONS, STOCK PURCHASE AND EMPLOYEE 401(k) PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED):


                                                   1996                            1995                        1994
                                         -------------------------      --------------------------  ------------------------
                                                         Exercise                     Exercise                      Exercise
                                          Shares          Price            Shares      Price             Shares       Price
                                         ----------    ------------    -----------   -----------        ---------   ---------
Stock Options
  outstanding at the
  beginning of the                                        $1.88 to                     $2.88 to                      $3.50 to
  year                                     651,900          $28.75       321,118         $28.75        662,900         $28.75

Granted or                                                $2.13 to                     $1.88 to                      $2.88 to
  regranted                              1,000,000           $2.38       352,850          $2.38        162,000          $4.13


Lapsed or
  canceled                                                $1.88 to                     $4.13 to                      $3.50 to
                                          (552,100)         $23.15       (22,068)        $18.75       (503,782)        $18.75

                                                          $1.88 to
Exercised                                  (14,400)          $3.13          -              -              -              -
                                         ----------    ------------    -----------   -----------        ---------   ---------
Stock options
  outstanding at the                                      $1.88 to                     $1.88 to                      $2.88 to
  end of the year                        1,085,400          $28.75       651,900         $28.75        321,118         $28.75
                                         ----------    ------------    -----------   -----------        ---------   ---------
                                         ----------    ------------    -----------   -----------        ---------   ---------

Exercisable at end                                        $1.88 to                     $2.88 to                      $3.50 to
  of the year                              300,235          $28.75       165,251         $28.75         96,461         $28.75
                                         ----------    ------------    -----------   -----------        ---------   ---------
                                         ----------    ------------    -----------   -----------        ---------   ---------


    The Company's 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company's common stock. The plan was amended effective November 1995 to authorize a total of 1,500,000 shares for issuance under the plan and to provide for flexibility in setting terms of exercise. At June 30, 1996, 1995 and 1994, the number of shares available for the grant of options were 425,534, 723,434 and 1,030,029, respectively. Stock options under this plan are granted at prices from 50% up to 100% of the market price per share at the dates of grant, the terms and vesting schedules of which have been determined by the Compensation Committee of the Board of Directors until August 1996, and thereafter, by the Board of Directors.

    The Company's 1993 Stock Option Plan for Outside Directors provides for automatic grants to newly-elected non-management members of the Board of Directors of options to purchase 10,000 shares for each such Director of common stock, at exercise prices set at the market price at the date of grant. The plan has authorized 50,000 shares for issuance. The options expire five years from the date of grant and vest over three years from such date. At June 30, 1996, 1995 and 1994, the number of shares available for the grant of options were 20,000, 20,000 and 30,000, respectively. As of June 30, 1996, options to purchase 20,001 shares have vested under this plan.

EMPLOYEE COMMON STOCK PURCHASE PLAN:

    In 1987, the Company adopted the Employee New Stock Purchase Plan which enables eligible employees to purchase common stock of the Company at discounted prices. In August 1993, the plan was amended to authorize up to 200,000 shares of stock for issuance under this plan. As of June 30, 1996, 43,546 shares were available for issue. During the fiscal years ended June 30, 1996, 1995 and 1994, the number of shares purchased under this plan were 38,265, 15,804 and 3,213, respectively.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. STOCK OPTIONS, STOCK PURCHASE AND EMPLOYEE 401(k) PLANS (CONTINUED)

EMPLOYEE 401(k) PLANS:

    The Company has an employee 401(k) plan covering eligible employees other than employees of Axiom. The Company contributes on a discretionary basis to the plan based upon specified percentages of voluntary employee contributions, which employer contributions may be made in common stock or cash, or a combination of both. Axiom has an employee 401(k) plan that does not provide for employer contributions to be made in stock. Discretionary contributions by the Company and other expenses for the plans amounted to approximately $418,000, $484,000 and $574,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

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

    Revenue earned by the Company for services rendered to affiliates, including joint ventures, officers and directors and their affiliates ("Related Parties"), was as follows for the fiscal years ended June 30, 1996, 1995 and 1994 (in thousands):

                                1996      1995     1994
                              -------   -------   ------
    Real estate brokerage    $  710    $  977    $3,215
      commissions

    Real estate services
      fees and commissions   $1,102    $  458    $  408

    The Company rents office space from Related Parties. Such rent expense was $1,122,000 for each of the fiscal years ended June 30, 1996, 1995 and 1994. See
Note 5 to the Notes to Consolidated Financial Statements for information regarding long-term debt with Prudential, a Related Party.

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

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. RELATED PARTY TRANSACTIONS (CONTINUED)

    In connection with the 1994 Recapitalization, the Company entered into agreements with certain Related Parties (see Note 5 to Notes to Consolidated Financial Statements) and paid approximately $70,000 in legal fees on behalf of Prudential.

9. COMMITMENTS AND CONTINGENCIES

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

    Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at June 30, 1996 (in thousands):

          Year         Gross          Sublease
         Ending        Lease           Rental        Net Lease
        June 30,      Obligation       Income        Obligation
        ---------     ----------      --------       ----------
         1997           $10,710        $  997         $ 9,713
         1998             7,546           176           7,370
         1999             5,570           127           5,443
         2000             3,978           127           3,851
         2001             2,329           127           2,202
         Thereafter         843            -              843
                        ---------      ---------      -----------
                        $30,976        $1,554         $29,422
                        ---------      ---------      -----------
                        ---------      ---------      -----------

    As a component of the Company's restructuring charges related to the downsizing and closing of certain offices, the Company has accrued for approximately $1,583,000 of the above expected future minimum rental payments, net of expected sublease income of approximately $669,000 as of June 30, 1996.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Lease and rental expense for the fiscal years ended June 30, 1996, 1995 and 1994 amounted to $15,104,000, $15,788,000 and $17,101,000, respectively, net of sublease income of $833,000, $947,000 and $1,161,000, respectively.

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

    On March 14, 1994, JOHSZ, ET AL. V. KOLL COMPANY, ET AL., was filed in the Orange County (California) Superior Court against the Koll Company, Grubb & Ellis Company, Koll Center Newport Number 10, a California general partnership ("Koll"), and Southern California Edison Company ("Edison"). The complaint was served on the Company in June 1994. A second complaint, YOUNKIN, MAIONA, ET AL.
V. KOLL COMPANY, ET AL., based on similar causes of action was filed in the same court on December 13, 1994 and served on the Company in February 1995. The plaintiffs in these two cases, three former Company brokers, two former Company employees, and their spouses, allege that the brokers and employees acquired cancer from electromagnetic waves produced by the electric transformer owned by Edison and situated in a vault below office space leased by the Company in a building owned by Koll. The complaints allege negligence, battery, negligent infliction of emotional distress, fraudulent concealment, loss of consortium and, against Edison only, strict liability. Specific damages were not pled, but punitive as well as compensatory damages were sought. In the JOHSZ case, plaintiffs dismissed with prejudice all causes of action allowing punitive damages. The remaining causes of action were dismissed by summary judgment of the Superior Court, entered on December 18, 1995. Plaintiffs have appealed this summary judgment to the California Court of Appeals. In the YOUNKIN case, plaintiffs dismissed without prejudice all causes of action allowing punitive damages. The case is presently stayed pending resolution of a petition for a writ of mandamus/appeal on a sanction award entered by the court against the plaintiffs.

    JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL., filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, is a purported class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. HSM Inc. is a wholly-owned subsidiary of the Company. The complaint alleges violations under the Racketeer Influenced and Corrupt Organizations Act, securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution are sought. On December 19, 1995 the court granted the defendants' motion to dismiss the entire complaint with regard to Partnerships I and III, based upon the plaintiff's lack of standing in those Partnerships

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

but denied the motion with respect to the plaintiff's standing in Partnership II, in which the plaintiff was a unitholder. The court declined to rule on the other bases for dismissal, stating that they could be raised by summary judgment motion after discovery. Plaintiff has filed a motion for leave to file an amended complaint adding new party plaintiffs in order to preserve claims relating to Partnerships I and III. Discovery has commenced. No plaintiff class has been certified.

    The Company intends to vigorously defend the JOHSZ and YOUNKIN appeals, and the YOUNKIN and MATTHEWS actions. Management believes it has meritorious defenses to contest the claims asserted in those actions. Based upon available information, the Company is not able to determine the financial impact, if any, of such actions, but believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

10. SPECIAL CHARGES AND UNUSUAL ITEMS

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

    During the fiscal year ended June 30, 1994, the Company recorded Special Charges and Unusual Items totaling $13.2 million, including the write-off of the remaining $10.1 million of goodwill related to its commercial brokerage business, $2.9 million for severance and office closure costs and $200,000 of other net costs inclusive of the net gain from the sale of the Company's real estate advisory business and Northern California residential real estate operations.

    During the fiscal year ended June 30, 1995, the Company made non-cash reversals of approximately $2.6 million of previously established reserves for severance and office closure costs. Approximately $1.4 million of the reversals related to closing certain offices more efficiently than initially estimated and $930,000 related to the reversal of the remaining net office lease liability of the Company's Southern California residential brokerage operations which were sold in November 1994.

    During the fiscal year ended June 30, 1996, the Company recorded a $462,000 net credit to Special Charges and Unusual Items. Special charges included $525,000 of severance costs for a senior executive related to restructuring the operations of Axiom and credits to Special Charges and Unusual Items included approximately $627,000 of non-cash reversals primarily related to previously established reserves for severance and office closure costs and the reversal of an additional $360,000 of remaining net office lease liability related to the sale of the Southern California residential brokerage operations in November 1994. Should the buyer of the Southern California residential brokerage operations perform under the remaining lease liability that it assumed (which extends to November 1997), remaining office closure reserves of approximately $203,000 will be reduced in future periods.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  SPECIAL CHARGES AND UNUSUAL ITEMS (CONTINUED)

    As of June 30, 1996, the Company had current accrued severance and office closure costs of approximately $721,000 of which $82,000 of accrued severance costs and $276,000 of accrued office closure costs, net of anticipated sublease income, are expected to be paid in cash during the fiscal year ending June 30, 1997. As of June 30, 1996, approximately $603,000 of the $960,000 of long-term accrued office closure costs, net of anticipated sublease income, are expected to be paid in cash over the next six years. During the fiscal year ended June 30, 1996, the Company paid $1.4 million in cash for the accrued severance and office closure costs.

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

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    Fiscal Year Ended June 30, 1996
                                                                    -------------------------------
                                                            First       Second          Third          Fourth
                                                           Quarter      Quarter        Quarter        Quarter
                                                           -------      --------       --------       --------
                                                             (in thousands, except  per share amounts and shares)

Operating Revenue                                       $  47,362    $   60,381      $  36,933      $  49,052
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

Operating income (loss)                                 $     407    $    6,005      $  (4,574)     $   1,501
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

Income(loss) before income
  taxes                                                 $     808    $    5,278      $  (5,110)     $   1,324
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

Net income (loss)                                       $     596    $    5,332      $  (5,116)     $   1,290
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

Net income (loss)
  per common share:
  Primary                                               $    (.01)   $      .42      $    (.67)     $     .06
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

  Fully diluted                                         $    (.01)   $      .32      $    (.67)     $     .08
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------
Weighted average common
  shares and equivalents                                8,827,675     8,827,675      8,827,675      8,831,513
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------
Common stock market price
  range (high:low)                                    2 3/4 : 1 7/8  2 5/8 : 1 7/8    3 : 1 7/8    5 1/4 : 2 1/4
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------


                                                                    Fiscal Year Ended June 30, 1995
                                                                    -------------------------------
                                                            First       Second          Third          Fourth
                                                           Quarter      Quarter        Quarter        Quarter
                                                           -------      --------       --------       --------
                                                             (in thousands, except  per share amounts and shares)


Operating Revenue                                       $  47,003    $   56,779      $  38,064      $  43,938
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------


Operating income (loss)                                 $   1,221    $    5,982      $  (3,370)     $    (218)
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

Income(loss) before income
  taxes                                                 $     681    $    5,309      $  (3,866)     $    (120)
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

Net income (loss)                                       $     581    $    5,299      $  (3,933)     $    (391)
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------


Net income (loss) per
    common share:
    Primary                                             $   (0.02)   $     0.49      $   (0.65)     $   (0.16)
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

    Fully diluted                                       $   (0.02)   $     0.35      $   (0.65)     $   (0.16)
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

Weighted average common
  shares                                                4,261,351     7,102,586      7,102,586      7,102,586
                                                       -----------   ------------    -----------   -----------
                                                       -----------   ------------    -----------   -----------

Common stock market price
  range (high:low)                                   2 7/8 : 1 5/8  2 3/8 : 1 7/8   2 1/2 : 1 7/8   2 5/8 : 2
                                                      ------------  -------------   ------------  ------------
                                                      ------------  -------------   ------------  ------------


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                GRUBB & ELLIS COMPANY

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         JOE F. HANAUER, 59, has been Chairman of the Board since January 1993. He served as Executive Chairman of the Company from June 1994 to September 1994 and as Chief Executive Officer of the Company from July 1994 to December 1995. Since December 1988, Mr. Hanauer has been a general partner of Combined Investments, L.P., an investment management business located in Laguna Beach, California, whose investments include real estate. Since June 1993, Mr. Hanauer has served as a director of Axiom, the Company's subsidiary engaged in property and facilities management. He has served as a director and/or officer of certain other subsidiaries of the Company since February 1993. From February 1993 until July 1994, Mr. Hanauer, through Combined Investments, L.P., also provided operational and management services to the Company. From 1977 to December 1988, Mr. Hanauer was associated with Coldwell Banker Residential Group, Inc., serving as Chairman and Chief Executive Officer from 1984. He is also a director of MAF Bancorp. Mr. Hanauer was first elected as a director of the Company in January 1993 pursuant to the Stockholders' Agreement described under Item 11 below.

         NEIL R. YOUNG, 47, was elected President, Chief Executive Officer, and a director of the Company in February 1996. He has also served as a director and/or officer of certain subsidiaries of the Company, including serving as a director of Axiom since September 1994. From December 1995 to February 1996, he held the position of President of Commercial Brokerage Operations of the Company. From March 1994 to December 1995, he was President of the Company's Eastern Region, and President of the Midwest/Texas Region from January 1993 to January 1995, when the region was reorganized as part of the Eastern Region. He served prior to 1993 as an Executive Vice President, Regional Manager, district manager and sales manager of the commercial brokerage division in the Midwest Region. In addition to his other positions he was a Senior Vice President of the Company from January 1992 until February 1996. Mr. Young has been with the Company since 1983.

         R. DAVID ANACKER, 61, has been Vice Chairman of Veriflo Corporation, an industrial equipment manufacturing firm located in Richmond, California, since November 1991. From November 1959 to November 1991, he was associated with ABM Industries, Inc. ("ABMI"), a property maintenance service firm located in San Francisco, California, serving as director from 1979 and as President and Chief Executive Officer from March 1984 through May 1989. He currently provides consulting services to ABMI. He served as a director of Axiom from August 1992 to July 1994. Mr. Anacker was elected as a director of the Company in May 1994.

         LAWRENCE S. BACOW, 44, is a professor at the Massachusetts Institute of Technology ("M.I.T.") Center for Real Estate and the M.I.T. Department of Urban Studies and Planning. He has served as Chairman of the M.I.T. Faculty since June 1995. He joined the M.I.T. Faculty in 1977 and the M.I.T. Center for Real Estate in 1983, serving as the director of the Center for Real Estate from 1990 until 1992. Professor Bacow is also a director of La Salle Street Fund and Retail Property Investors, Inc., real estate investment trusts. From December 1987 to June 1990, he was also a principal of Artel Associates, a company which provided investment banking services to real estate companies. Professor Bacow has served as a director of the Company since January 1993.

         REUBEN S. LEIBOWITZ, 49, is a Managing Director of E.M. Warburg, Pincus & Co., Inc. ("Warburg Pincus"), a venture banking and investment counseling firm, located in New York City. He has been associated with Warburg Pincus since 1984. Warburg Pincus is an affiliate of Warburg, the Company's principal stockholder. Mr. Leibowitz is also a director of Chelsea GCA Realty, Inc. and Pacific Greystone Corporation. Mr. Leibowitz was first elected as a director of the Company in January 1993 as a representative of Warburg pursuant to the Stockholders' Agreement.

         ROBERT J. MCLAUGHLIN, 63, is President of The Sutter Group, a management consulting firm located in Larkspur, California which he founded in 1982. Mr. McLaughlin has served as a director of the Company since September 1994.

         JOHN D. SANTOLERI, 32, has been a Managing Director of Warburg Pincus, located in New York City, since January 1996, and served as Vice President of Warburg Pincus from January 1995 to January 1996. From January 1992 to January 1995, Mr. Santoleri served as a Vice President of Warburg Pincus Ventures, Inc., the venture banking subsidiary of Warburg Pincus. He has been associated with Warburg Pincus since June 1989. From June 1985 to June 1989, he was associated with The Harlan Company, a New York-based real estate consulting firm, serving as Vice President from September 1988 to June 1989. Warburg, Pincus Ventures, Inc. is an affiliate of Warburg, the Company's principal stockholder. Mr. Santoleri also serves as a director of Chelsea GCA Realty, Inc. and Pacific Greystone Corporation. Mr. Santoleri was first elected as a director of the Company in January 1993 as a representative of Warburg pursuant to the Stockholders' Agreement.

EXECUTIVE Officers

         In addition to Messrs. Hanauer and Young, the following are executive officers of the Company:

         STEVEN F. POPE, 47, has been Senior Vice President and Director of Marketing of the Company since June 1994. Prior to that time, he was associated with the Commercial Investment Real Estate Institute, a real estate professional society and training firm located in Chicago, Illinois, serving as Executive Vice President from November 1984 to June 1994.

         PHILLIP D. ROYSTER, 52, has been President of the Company's Pacific Southwest Region since January 1992 and a Senior Vice President of the Company since May 1990. Since January 1996, his managerial responsibilities were extended to include the entire Western regional commercial brokerage operations of the Company. He also serves as a director and/or officer of certain subsidiaries of the Company. Mr. Royster was President of the Company's California Region from January 1990 to January 1992, and a Senior Vice President of the Company's commercial brokerage division from February 1984 to May 1990. Mr. Royster has been with the Company since 1982.

         ROBERT J. WALNER, 49, has been Senior Vice President, Corporate Secretary and General Counsel of the Company since January 1994. He also serves as a director and/or officer of certain subsidiaries of the Company, including serving as a Vice President of Axiom since January 1996. From August 1992 to January 1994, Mr. Walner was engaged in a private law and consulting practice, and was of counsel to Lawrence Walner & Associates, Ltd. in Chicago, Illinois, a law firm specializing in state and federal class action litigation on a national basis. From November 1979 to August 1992, he was Senior Vice President, General Counsel and Secretary of The Balcor Company, a subsidiary of American Express Company.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth, for all persons who served as Chief Executive Officer and for each of the persons who served as other executive officers of the Company during the 1996 fiscal year, compensation earned, including deferred compensation, for services in all capacities with the Company and its subsidiaries for the six-month transition period ended June 30, 1996, and for the calendar fiscal years ended December 31, 1995, 1994 and 1993.




                                                         SUMMARY COMPENSATION TABLE

                                                                                                         Long-Term
                                                                                                        Compensation
                                                                    Annual Compensation                    Awards
                                                     -----------------------------------------------    ------------
                                                                                                         Securities
                                                        Transition                                        Underlying       All Other
                Name and                               Period/Fiscal           Salary         Bonus      Options/SARs   Compensation
          Principal Position                         Year Ended(1)             ($)            ($)           (#)(2)           ($)
- ------------------------------------------           -----------------     ----------     ----------    ------------   ------------
Neil R. Young                                           June 30, 1996        180,000             0        450,000         2,000(3)
  President and Chief Executive Officer(4)          December 31, 1995        260,000             0         90,000         1,000(3)
                                                    December 31, 1994        171,000       124,000              0         2,000(3)
                                                    December 31, 1993        220,000        69,000         15,000         2,000(3)

Joe F. Hanauer                                          June 30, 1996         90,000             0              0         2,000(3)
  Chairman and Former                               December 31, 1995        180,000       120,000        102,850             0
  Chief Executive Officer(5)                        December 31, 1994         90,000       200,000              0        90,000
                                                    December 31, 1993              0             0        135,000       165,000

Phillip D. Royster                                      June 30, 1996         86,000             0              0         2,000(3)
  Senior Vice President and                         December 31, 1995        171,000        35,000         15,000         1,000(3)
  President of the Pacific Southwest Region         December 31, 1994        171,000        20,000              0         2,000(3)
                                                    December 31, 1993        159,000         8,000         15,000         1,000(3)

Robert J. Walner                                        June 30, 1996         70,000             0              0         2,000(3)
  Senior Vice President, General Counsel            December 31, 1995        140,000        45,000         40,000         1,000(3)
  and Corporate Secretary                           December 31, 1994        140,000        56,000         20,000         1,000(3)
                                                    December 31, 1993             --            --             --            --

Steven F. Pope                                          June 30, 1996         63,000             0              0         1,000(3)
  Senior Vice President(6)                          December 31, 1995        117,500        25,000         20,000             0
                                                    December 31, 1994         55,000        25,000              0             0
                                                    December 31, 1993             --            --             --            --

Allan D. Schuster                                       June 30, 1996         95,000             0              0        50,000
  Former President and                              December 31, 1995         29,000             0        500,000             0
  Chief Executive Officer(7)                        December 31, 1994             --            --             --            --
                                                    December 31, 1993             --            --             --            --

Robert J. Hanlon, Jr.                                   June 30, 1996         80,000             0              0       115,000
  Former Senior Vice President and                  December 31, 1995        175,000        50,000         40,000         1,000(3)
  Chief Financial Officer(8)                        December 31, 1994        175,000        70,000         15,000         2,000(3)
                                                    December 31, 1993             --            --             --            --

John F. Carpenter                                       June 30, 1996         86,000             0              0         2,000(3)
  Former Senior Vice President and                  December 31, 1995        171,000             0         25,000         1,000(3)
  President of the Pacific Northwest Region(9)      December 31, 1994        171,000        60,000              0         2,000(3)
                                                    December 31, 1993        171,000         9,000         15,000         1,000(3)
- -----------------------------------------


(1) The Company changed its fiscal year from the twelve-month calendar year ending December 31 to the twelve-month period ending June 30, resulting in a six-month transition period ended June 30, 1996.

(2) The amounts represent options to purchase the designated numbers of shares of Common Stock.

(3) Represents Company contributions to the 401(k) plan accounts of the designated individuals.

(4) Mr. Young served as Senior Vice President and President of the Eastern Region of the Company during the time periods specified, until his election as President of Commercial Brokerage Operations in December 1995, and President and Chief Executive Officer of the Company in February 1996.

(5) Mr. Hanauer served as Chief Executive Officer from July 1994 to December 1995, and as Chairman of the Board since January 1993. All other compensation for 1993 and 1994 represents amounts earned pursuant to a consulting agreement effective from February 1993 through June 1994, between the Company and Combined Investments, L.P., a company of which Mr. Hanauer is the general partner, pursuant to which Mr. Hanauer provided operational and management services to the Company prior to Mr. Hanauer's election as Chief Executive Officer.

(6) Mr. Pope joined the Company in June 1994.

(7) Mr. Schuster served as President and Chief Executive Officer from December 1995 to February 1996. All other compensation for the six-month period ended June 30, 1996 relates to a payment received by him in connection with termination of his employment. Due to his resignation, Mr. Schuster's option was canceled.

(8) Mr. Hanlon served as Senior Vice President and Chief Financial Officer from December 1993 to June 1996. All other compensation for the six-month period ended June 30, 1996 includes $2,000 in a Company contribution to his 401(k) plan account, and the balance represents amounts received in connection with termination of his employment and rendering consulting services.

(9) Mr. Carpenter served as Senior Vice President and President of the Pacific Northwest Region during the time periods specified, until his resignation from such positions in January 1996. He continued to serve as Vice President/Business Development until he resigned in July 1996.



                                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                              Potential Realizable Value at
                                                                                 Assumed Annual Rates of
                                                                                 Stock Price Appreciation
                    Individual Grants                                                For Option Term(1)
- --------------------------------------------------------------------------    ----------------------------
               Number of             Percent
              Securities           of Total
              Underlying         Options/SARs      Exercise
            Options/SARs          Granted to        or Base
                 Granted(2)       Employees in       Price      Expiration         5%             10%
       Name             (#)       Fiscal Year       ($/Sh)         Date            ($)             ($)
- ----------------  ------------   ------------     ----------    ----------     ----------      ----------
Neil R. Young(3)      50,000         5%             2.125        11/21/03        $51,000        $122,000
                     450,000        45%             2.375        02/22/06       $672,000      $1,703,000
Joe F. Hanauer             0         --                --              --             --              --
Phillip D. Royster         0         --                --              --             --              --
Robert J. Walner           0         --                --              --             --              --
Steven F. Pope             0         --                --              --             --              --
Allan D. Schuster(4) 500,000        50%             2.125        11/21/05       $668,000      $1,693,000
Robert J. Hanlon, Jr.      0         --                --              --             --              --
John F. Carpenter          0         --                --              --             --              --




(1) The potential realizable value is calculated from the market price per share, assuming the Common Stock appreciates in value at the stated percentage rate from the date of grant of an option to the expiration date. Actual gains, if any, are dependent on the future market price of the Common Stock.

(2) The amounts represent options to purchase the designated numbers of shares of Common Stock granted, at exercise prices based upon full market value on the dates of grant, under the 1990 Amended and Restated Stock Option Plan (the "1990 Plan"). Vesting accelerates upon certain conditions related to changes of control of the Company or at the discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee").

(3) Mr. Young was granted an option to purchase 50,000 shares at an exercise price of $2.125 per share on November 21, 1995, and an option to purchase 450,000 shares at an exercise price of $2.375 per share on February 22, 1996, each vesting in five, equal annual installments with the November grant commencing one year from the date of grant and the February grant commencing December 31, 1996.

(4) Mr. Schuster's option was granted on November 21, 1995 at an exercise price of $2.125 per share, vesting in five, equal annual installments commencing on December 31, 1996, and certain other vesting conditions set forth in his employment agreement with the Company. Due to his resignation, Mr. Schuster's option was canceled.


                                       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                              OPTION/SAR VALUES

                                     Shares                           Number of Securities         Value of Unexercised
                                  Acquired on                        Underlying Unexercised     In-the-Money Options/SARs at
                                    Exercise                        Options/SARs at FY-End(#)            FY-End($)
       Name                           (#)     Value Realized($)    Exercisable/Unexercisable   Exercisable/Unexercisable(1)
- ------------------                            -----------------    --------------------------   ----------------------------
Neil R. Young                          --             --                14,000/541,000              $20,000/$1,027,000
Joe F. Hanauer                        --             --                 169,284/68,566                $183,000/$163,000
Phillip D. Royster                    --             --                   9,000/21,000                $8,000/$30,000
Robert J. Walner                      --             --                  16,000/44,000                 $28,000/$90,000
Steven F. Pope                        --             --                   4,000/16,000                 $10,000/$38,000
Allan D. Schuster                      --             --                           0/0                      --
Robert J. Hanlon, Jr.                14,000        $24,000                         0/0                      --
John F. Carpenter                      --             --                 11,000/29,000                 $13,000/$49,000

- ------------------------------------------------



(1) The value of unexercised in-the-money options at fiscal year-end was calculated based on the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 1996 ($4.25 per share).

COMPENSATION OF DIRECTORS

         Only directors who are not employees of the Company and who are neither holders of five percent or more of the capital stock of the Company ("Five-Percent Holders") nor employees or affiliates of entities which are Five-Percent Holders ("Outside Directors"), receive compensation for serving on the Board of Directors (the "Board") and on its committees. Such compensation currently consists of an annual retainer fee of $15,000 and a fee of $1,000 for each Board or committee meeting attended. These fees are set by the Board.

         In addition, under the 1993 Stock Option Plan for Outside Directors, Outside Directors each receive an option to purchase 10,000 shares of Common Stock upon the date of first election to the Board, with an exercise price equal to market value on such date.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In connection with the appointment of Neil R. Young as President and Chief Executive Officer of the Company on February 22, 1996, the Company entered into an employment agreement dated as of February 22, 1996 with Mr. Young, pursuant to which he has agreed to serve in such capacities for a term expiring in June 1999, with an option to extend the term for an additional year. He will receive an annual salary of $400,000 through June 30, 1997, which salary thereafter increases to $425,000 per year. He is eligible to receive incentive compensation for fiscal years 1997, 1998 and 1999 targeted at 50% of his annual salary, based upon achievement of certain Company performance levels to be determined, with a minimum incentive payment of $125,000 to be paid with respect to the 1997 fiscal year. Mr. Young also was granted a non-qualified option to purchase 450,000 shares of Common Stock at an exercise price of $2.375 per share, with a ten-year term and five-year vesting, with the first installment vesting on December 31, 1996. Vesting of the option accelerates in the event that Mr. Young's employment extends through the fiscal year 2000, or in the event of a change in his employment following a change of control of the Company. The agreement also provides that in the event that his employment is terminated by the Company, Mr. Young will be entitled to an additional year's salary, and if Mr. Young terminates his employment, he will be entitled to six months' salary.

         Mr. Walner, Senior Vice President, General Counsel and Corporate Secretary, is entitled to receive severance compensation in an amount equal to up to nine months' salary and reimbursement of certain out-of-pocket expenses under certain circumstances relating to the location required for performance of his services, in the event that he resigns from employment with the Company.

         Mr. Schuster, formerly President and Chief Executive Officer, had entered into an employment agreement with the Company in November 1995, pursuant to which he was to be employed for a five-year term in such capacities, to receive an annual salary beginning at $350,000 and ending at $415,000, an option to purchase 500,000 shares of Common Stock at an exercise price of $2.125 per share, subject to stockholder approval of an amendment to the 1990 Plan, eligibility for incentive compensation based upon achievement of certain objectives, with a minimum bonus of $175,000 for each of the first two years of the term, and reimbursement of certain out-of-pocket expenses for relocation. The agreement provided for acceleration of vesting of the option, payment of one year's salary, and payment of certain incentive compensation, under certain conditions related to termination of Mr. Schuster's employment in the event of a change in control of the Company. On February 7, 1996, Mr. Schuster resigned from employment with the Company, effective in 60 days. On February 13, 1996, the Board accepted Mr. Schuster's resignation as President and Chief Executive Officer. Following his resignation, Mr. Schuster's stock option was canceled. The Company paid $50,000 to Mr. Schuster in connection with termination of his employment.

         In connection with termination of Mr. Hanlon's employment with the Company effective June 14, 1996, he received a payment of $88,000 and a consulting retainer of $25,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee are Reuben S. Leibowitz (Chairman) and Lawrence S. Bacow. Neither of the members of the Compensation Committee has served as an officer or employee of the Company.

         Mr. Leibowitz is a Managing Director of E.M. Warburg, Pincus & Co., Inc., an affiliate of Warburg. Warburg, Prudential and Mr. Hanauer are parties to certain agreements with, and hold certain securities of, the Company in connection with a restructuring of the Company's indebtedness and equity financing in the 1993 and 1994 Recapitalizations (the "Recapitalizations") as follows. See also, Note 5 to the Consolidated Financial Statements in Item 8 of
Part II, and "Security Ownership of Certain Beneficial Owners and Management" in
Item 12 of Part III.

         INDEBTEDNESS TO PRUDENTIAL. Pursuant to a Senior Note, Subordinated Note and Revolving Credit Note Agreement dated as of November 2, 1992, as amended (the "Note Agreement"), between the Company and Prudential, the Company has issued to Prudential, and there are currently outstanding, the following promissory notes to evidence the Company's indebtedness as indicated: a) $10 million principal amount of 9.90% Senior Notes, the principal of which is due in two equal installments in November 1997 and November 1998; b) $13.2 million principal amount of "payment-in-kind" notes (the "PIK Notes"), for which the interest rate changed from 10.65% to 11.65% per annum in January 1996, the principal of which is due in two, approximately equal installments in November 2000 and November 2001; and c) a $5 million revolving credit note with an interest rate per annum of 2.5% above LIBOR, which is due in November 1999.

         The largest aggregate indebtedness of the Company to Prudential since July 1, 1995 was approximately $28.2 million of principal, which is currently outstanding. The accrued and unpaid interest on such indebtedness was, at August 31, 1996, approximately $245,000, excluding accrued interest of approximately $2.2 million on the PIK Notes, which has been added to, and is included in, the principal indebtedness referenced above. The Note Agreement contains certain financial covenants and restrictions on the Company's ability to make loans, investments, dividends and certain other payments.

         PRUDENTIAL'S OWNERSHIP OF SECURITIES OF THE COMPANY. Prudential owns 150,000 shares of Junior Preferred Stock which are convertible to an aggregate of 2,674,511 shares of Common Stock at a conversion price per share of $5.61. The cumulative dividend rate on the Junior Preferred Stock is 5% per annum until January 2002, when it increases to 10% per annum, increasing to 11% and 12% each of the next two years, respectively. Beginning in January 2005, the rate increases by 2% each year. Prudential also owns 397,549 shares of Common Stock, acquired in 1993 through exercise of a warrant and paid for by cancellation of certain indebtedness of the Company to Prudential. In addition, Prudential owns a warrant to purchase 200,000 shares of Common Stock at an exercise price of $3.50 per share, which expires in December 1998, and a warrant to purchase 150,000 shares at an exercise price of $2.375 per share, which expires in November 1999.

         WARBURG'S OWNERSHIP OF SECURITIES OF THE COMPANY. Warburg owns 4,277,433 shares of Common Stock and 128,266 shares of Series B Senior Preferred Stock, convertible into an aggregate of 4,828,548 shares of Common Stock at a conversion price per share of $2.66. Warburg also owns a warrant to purchase 687,358 shares of Common Stock at an exercise price of $3.50 per share, which expires in January 1998, and a warrant to purchase 325,000 shares of Common Stock at an exercise price of $2.375 per share, which expires in November 1999.

         MR. HANAUER'S OWNERSHIP OF SECURITIES OF THE COMPANY. As a result of the Recapitalizations, Mr. Hanauer, through his family trust, owns 8,894 shares of Series A Senior Preferred Stock, convertible to 337,480 shares of Common Stock, with a conversion price per share of $2.64. Mr. Hanauer also owns warrants to purchase 88,383 shares of Common Stock at an exercise price of $3.61 per share and 234,742 shares of Common Stock at an exercise price of $3.41 per share. In addition, Mr. Hanauer owns warrants to purchase 38,410 shares of Common Stock, with an aggregate exercise price equal to the lesser of the amount by which certain liabilities of the Company exceed $500,000 or $3.41 multiplied by the number of shares issuable upon exercise, and which are exercisable for 90 days only in the event that the Company pays certain liabilities which exceed an aggregate of $1,500,000. All warrants owned by Mr. Hanauer expire in January 1998. The Preferred Stock and warrants owned by Mr. Hanauer have broad anti-dilution provisions. The numbers of shares of Common Stock into which the securities are convertible, and the conversion or exercise prices presented, are the result of anti-dilution adjustments through June 30, 1996.

         The dividend rate on the Senior Preferred Stock owned by both Warburg and Mr. Hanauer is 12% per annum, and will increase by 2% per annum effective beginning in January 2005.

         STOCKHOLDERS' AGREEMENT. In connection with the Recapitalizations, Warburg, Prudential, Mr. Hanauer and the Company entered into the Stockholders' Agreement in January 1993 pursuant to which such parties have agreed, among other things, to vote all of their shares of Capital Stock in favor of the election to the Board of Mr. Hanauer (through the 1995 annual stockholders' meeting), one nominee designated by Prudential, two nominees designated by Warburg and such other nominees, not running in opposition to the Prudential nominee or to the Warburg nominees, selected by the Board. Upon notice from Prudential or Warburg, the parties will vote their shares of Capital Stock in favor of the election to the Board of one additional Prudential nominee and one additional Warburg nominee. The Stockholders' Agreement also grants to Warburg, Prudential and Mr. Hanauer certain registration rights with respect to the securities received by them in the Recapitalizations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of August 15, 1996 concerning beneficial ownership of Common Stock by known beneficial holders of more than 5% of the outstanding Common Stock, directors, named executive officers, and all current directors and executive officers as a group. Unless otherwise noted, the listed persons have sole voting and dispositive powers with respect to the shares held in their names, subject to community property laws if applicable.

                                    Amount and Nature of
                                    Beneficial Ownership     Percent of Class(1)
                                  ------------------------  --------------------
Warburg, Pincus Investors, L.P.
  466 Lexington Avenue               10,118,339(2)(5)              68.6%
  New York,  NY 10017
The Prudential Insurance              3,422,060(3)(5)              28.7%
  Company of America
  Four Gateway Center
  Newark,  NJ 07102
Joe F. Hanauer                          948,142(4)(5)(6)(7)         9.7%
  Grubb & Ellis Company
  One Montgomery Street
  Telesis Tower
  San Francisco, CA 94104
Neil R. Young                            30,398(6)                    *
R. David Anacker                         14,667(6)                    *
Lawrence S. Bacow                        10,800(6)(7)                 *
Robert J. Hanlon, Jr.                     3,025                       *
Reuben S. Leibowitz                           0(2)                   --
Robert J. McLaughlin                      9,667(6)                    *
Phillip D. Royster                       13,196(6)                    *
John D. Santoleri                             0(2)                   --
Robert J. Walner                         47,606(6)(7)                 *
Allan D. Schuster                             0                      --
Steven F. Pope                           11,220(6)                    *
John F. Carpenter                        11,958(6)(7)                 *
All current directors and executive
  officers as a group (10 persons)    1,085,695(6)(7)              11.0%

*Does not exceed 1.0%.

- ---------------------------------

(1) Percentages total more than 100% due to the requirement to count derivative securities for certain purposes. The percentage of shares of Common Stock beneficially owned by each designated person assumes that no other person exercises currently outstanding warrants, options or convertible securities.

(2) At August 15, 1996, Warburg beneficially owned 10,118,339 shares of Common Stock through its ownership of (i) 4,277,433 shares of Common Stock, (ii) 128,266 shares of Series B Senior Preferred Stock which are convertible into an aggregate of 4,828,548 shares of Common Stock and (iii) currently exercisable warrants to purchase an aggregate of 1,012,358 shares of Common Stock. The sole general partner of Warburg is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Company, a New York general partnership that has the same general partners as WP ("E.M. Warburg"), manages Warburg. Lionel I. Pincus is the managing partner of WP and E.M. Warburg and may be deemed to control them. WP has a 20% interest in the profits of Warburg and, through its wholly-owned subsidiary, E.M. Warburg, Pincus & Co., Inc. ("Warburg Pincus"), owns 1.13% of the limited partnership interests in Warburg. Each of Messrs. Leibowitz and Santoleri, directors of the Company, is a Managing Director of Warburg Pincus and a general partner of WP and E.M. Warburg. As such, they may each be deemed to be a beneficial owner of an indeterminate portion of the shares of Common Stock beneficially owned by Warburg, Warburg Pincus and WP. Each of Messrs. Leibowitz and Santoleri disclaims any such beneficial ownership.

(3) At August 15, 1996, Prudential beneficially owned 3,422,060 shares of Common Stock through its ownership of (i) 397,549 shares of Common Stock,
    (ii) 150,000 shares of Junior Preferred Stock which are convertible into an aggregate of 2,674,511 shares of Common Stock, and (iii) currently exercisable warrants to purchase an aggregate of 350,000 shares of Common Stock.

(4) At August 15, 1996, Mr. Hanauer beneficially owned 942,447 shares of Common Stock, through his direct ownership of 12,037 shares of Common Stock, and through his ownership of the following securities held in a trust of which Mr. Hanauer is the trustee and he and his wife and children are beneficiaries: (i) 67,806 shares of Common Stock, (ii) 8,894 shares of Series A Senior Preferred Stock convertible into an aggregate of 337,480 shares of Common Stock, (iii) currently exercisable warrants to purchase an aggregate of 323,125 shares of Common Stock, (iv) an option granted under a Company stock option plan which is exercisable for 169,284 shares, and (v) warrants to purchase 38,410 shares of Common Stock, which will be exercisable only in the event the Company pays certain liabilities after January 29, 1993 which exceed an aggregate of $1,500,000 ("Contingent Warrants"). Such Contingent Warrants, which expire in January 1998, have an aggregate exercise price equal to the lesser of the amount by which such excess liabilities exceed $500,000 or $3.41 multiplied by the number of shares issuable upon exercise, and will be exercisable by Mr. Hanauer for a period of 90 days.

(5) Pursuant to the rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Prudential, Warburg and Mr. Hanauer may be deemed to be a "group," as defined in Section 13(d) of such Act. Prudential, Warburg and Mr. Hanauer do not affirm the existence of such a group and disclaim beneficial ownership of shares of Common Stock beneficially owned by any other party.

(6) Includes options under the Company's stock option plans which are exercisable for the following numbers of shares: Mr. Hanauer -- 169,284; Mr. Young -- 17,000; Mr. Anacker -- 6,667; Professor Bacow -- 10,000; Mr. McLaughlin -- 6,667; Mr. Royster -- 12,000; Mr. Walner -- 16,000; Mr. Pope -- 4,000; Mr. Carpenter -- 11,000; and all current directors and executive officers as a group -- 241,618.

(7) Includes 800 shares held by the son of Professor Bacow. Includes 20 shares held by Mr. Carpenter's wife and 20 shares he holds jointly with his wife. Includes shares held in trust for the benefit of immediate family members as follows: Mr. Hanauer -- 67,806; Mr. Walner -- 20,000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers, chief accounting officer and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons"), to file with the Securities and Exchange Commission and the New York Stock Exchange reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Such persons are required to furnish the Company with copies of all such forms they file.

         The Company has adopted procedures to assist its directors and officers in complying with Section 16(a), which includes assisting them in preparing forms for filing. To the Company's knowledge, based solely upon review of copies of such signed reports furnished to the Company and written representations made by each Reporting Person that no other reports were required, during the fiscal year ended June 30, 1996, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them, except for the following. Due to an administrative error following the change in the Company's fiscal year from the calendar year ending December 31 to the twelve-month period ending June 30, James Klescewski, Vice President and Corporate Controller, filed a late Form 5 reporting three exempt transactions, and Mr. Hanauer filed a late Form 5 to report one transaction which was inadvertently omitted from an earlier Form 4.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following are descriptions of certain transactions and business relationships between the Company and its directors, executive officers, and principal stockholders. See also, "Compensation Committee Interlocks and Insider Participation" above.

         As a significant institutional investor in real estate, Prudential utilizes the services of the Company (and its competitors) on a regular basis. In the ordinary course of business, Prudential, its affiliates and franchisees paid the Company approximately $1.8 million during the 1996 fiscal year for management of several of its properties and for leasing and other real estate commissions. The Company also rents office space in the ordinary course of business under a long-term lease from a partnership of which Prudential is a general partner, paying approximately $1.1 million in rent during the 1996 fiscal year.

         A limited partnership which is affiliated with the Company is a partner in a joint venture formed to develop an office building in southern California. As a permanent financing for the project, the joint venture borrowed $5.8 million on a non-recourse basis from Prudential in September 1990, secured by an unamortized first mortgage on the property, at a rate of 10.02% per year and a term maturing in September 1995. In April 1995, in response to the joint venture's inability to make the required interest payments, the joint venture entered into a forbearance agreement with Prudential providing for remittance of net operating income from the property during negotiations regarding resolution of the loan, and in November 1995, Prudential sold the loan to a third party.

                                GRUBB & ELLIS COMPANY

                                       PART IV

                                ----------------------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a)   The following documents are filed as a part of this report:

1.  The following Report of Independent Auditors and Consolidated
    Financial Statements are submitted herewith:

                -  Report of Independent Auditors.

                -  Consolidated Balance Sheets at June 30, 1996 and June 30,
                   1995.

                - Consolidated Statements of Operations for the years ended June 30, 1996, 1995 and 1994.

                - Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 1996, 1995 and 1994.

                - Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.

               -   Notes to Consolidated Financial Statements.

2. The following Consolidated Financial Statement Schedules are submitted herewith:

         II. Valuation and Qualifying Accounts (contained in Notes 1 and 3 to the Consolidated Financial Statements).

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

    4.9 Specimen of Stock Subscription Warrant No. S-4 issued to the Joe F. Hanauer Trust, dated January 29, 1993, incorporated herein by reference to Exhibit 4.18 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

    4.10 Specimen of Stock Subscription Warrant No. 16 issued to The Prudential Insurance Company of America, restated as of November 1, 1994, incorporated herein by reference to Exhibit 4.23 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.11 Specimen of Stock Subscription Warrant No. 17 issued to The Prudential Insurance Company of America, as of November 1, 1994, incorporated herein by reference to Exhibit 4.24 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.12 Specimen of Stock Subscription Warrant No. 18 issued to Warburg, Pincus Investors, L.P., restated as of November 1, 1994, incorporated herein by reference to Exhibit 4.25 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.13 Specimen of Stock Subscription Warrant No. 19 issued to Warburg, Pincus Investors, L.P., as of November 1, 1994, incorporated herein by reference to Exhibit 4.26 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.14 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $6,500,000, dated as of November 1, 1994, incorporated herein by reference to
          Exhibit 4.27 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.15 Amended Senior Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $3,500,000, dated as of November 1, 1994, incorporated herein by reference to
          Exhibit 4.28 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.16 Amended Payment-in-Kind Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $10,900,834.33, dated as of November 1, 1994, incorporated herein by reference to Exhibit 4.29 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.17 Amended Revolving Credit Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $5,000,000, dated as of November 1, 1994, incorporated herein by reference to Exhibit 4.30 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    4.18 Payment-in-Kind Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $1,520,058.79, dated as of February 1, 1996, incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K filed on March 25, 1996 (Commission File No. 1-8122).

    4.19 Payment-in-Kind Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $723,517.03, dated as of August 1, 1996.

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

(10)       Material Contracts

    10.1* Employment agreement between Neil R. Young and the Registrant dated as of February 22, 1996, incorporated herein by reference to Exhibit
           10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on May 15, 1996 (Commission File No. 1-8122).

    10.2* Grubb & Ellis Company 1990 Amended and Restated Stock Option Plan, as amended as of May 28, 1993, incorporated herein by reference to
           Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71580).

    10.3* Description of Grubb & Ellis Company Senior Management Compensation Plan, incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 30, 1992 (Commission File No. 1-8122).

    10.4 Stock Purchase and Stockholder Agreement dated May 6, 1992, among GE New Corp., the Registrant and International Business Machines Corporation, incorporated herein by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1992 (Commission File No. 1-8122).

    10.5 Master Management Agreement dated May 6, 1992 between International Business Machines Corporation and GE New Corp., incorporated herein by reference to Exhibit 28.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1992 (Commission File No. 1-8122).

    10.6 Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant dated January 29, 1993, incorporated herein by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1993 (Commission File No. 1-8122).

    10.7 Amendment to Stockholders' Agreement among Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, Joe F. Hanauer and the Registrant, dated as of July 1, 1993, incorporated herein by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993 (Commission File
           No. 1-8122).

    10.8 Second Amendment to the Stockholders' Agreement dated November 1, 1994, among the Registrant, Warburg, Pincus Investors, L.P., The Prudential Insurance Company of America, and Joe F. Hanauer, incorporated herein by reference to Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 1994 (Commission File No. 1-8122).

    10.9* 1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

    10.10 Agreement dated November 8, 1994 among the Registrant, Newco Realty Corp., Dennis Gordon, John Tillotson, Javier Uribe, and Charles Neubauer, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 1, 1994 (Commission File No. 1-8122).

    10.11 Servicemark License Agreement dated November 17, 1994 between the Registrant and Newco Realty Corp., incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 1, 1994 (Commission File No. 1-8122).

    10.12 Guaranty dated November 8, 1994 executed by Dennis Gordon, Javier Uribe, John Tillotson and Charles Neubauer, incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 1, 1994 (Commission File No. 1-8122).

    10.13* Description of Grubb & Ellis Company Management Separation
           Arrangements, incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

    10.14* Separation Agreement between the Registrant and John C. Carpenter dated January 24, 1996 incorporated herein by reference to Exhibit
           10.15 to the Registrant's Annual Report on Form 10-K filed on March 25, 1996 (Commission File No. 1-8122).

    10.15* Employment Agreement between the Registrant and Allan D. Schuster dated November 15, 1995 incorporated herein by reference to Exhibit
           10.16 to the Registrant's Annual Report on Form 10-K filed on March 25, 1996 (Commission File No. 1-8122).

    10.16 Stock Sale Agreement between the Registrant and International Business Machines Corporation dated January 19, 1996, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1996 (Commission File
           No. 1-8122).

    10.17 Managed Service Agreement between International Business Machines Corporation and Axiom Real Estate Management, Inc. dated as of January 1, 1996, and Side Letter Agreement between the parties dated January 19, 1996, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 8, 1996 (Commission File No. 1-8122).

    10.18* Settlement Agreement and Mutual Release dated June 20, 1996 between the Registrant, on the one hand, and Allan D. and Jennifer Schuster, on the other hand.

    10.19* Separation and Consulting Agreements dated June 10, 1996 and June
           15, 1996, respectively, between the Registrant and Robert J. Hanlon, Jr.

    10.20* Second Amendment to the 1990 Amended and Restated Stock Option Plan effective as of November 21, 1995.

    *  Management contract or compensatory plan or arrangement.

(11)       Statement regarding Computation of Per Share Earnings

(21)       Subsidiaries of the Registrant

(23)       Consent of Independent Auditors

    23.1   Consent of Ernst & Young LLP

(24)       Powers of Attorney

(27)       Financial Data Schedule

    (b)    Reports on Form 8-K:  none.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of September, 1996.

GRUBB & ELLIS COMPANY
(REGISTRANT)




by          *                                    September 27, 1996
  ----------------------------------------
     Neil R. Young
     President,
     Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ James E. Klescewski                          September 27, 1996
- ------------------------------------------
James E. Klescewski
Vice President and Corporate Controller
Principal Financial
and Accounting Officer



            *                                    September 27, 1996
- ------------------------------------------
Joe F. Hanauer, Chairman of the Board
and Director



            *                                    September 27, 1996
- ------------------------------------------
R. David Anacker, Director



            *                                    September 27, 1996
- ------------------------------------------
Reuben S. Leibowitz, Director

            *                                    September 27, 1996
- ------------------------------------------
John D. Santoleri, Director



            *                                    September 27, 1996
- ------------------------------------------
Lawrence S. Bacow, Director



            *                                    September 27, 1996
- ------------------------------------------
Robert J. McLaughlin, Director



/s/ Robert J. Walner
- ------------------------------------------
*By:  Robert J. Walner, Attorney-in-Fact, pursuant to Powers of Attorney

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                                   EXHIBIT INDEX(A)
                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

Exhibit
- -------
(4)   Instruments Defining the Rights of Security Holders, including Indentures

      4.19 Payment-in-Kind Note executed by the Registrant in favor of The Prudential Insurance Company of America in the amount of $723,517.03, dated as of August 1, 1996.

(10)  Material Contracts

      10.18    Settlement Agreement and Mutual Release dated June 20, 1996
               between the    Registrant, on the one hand, and Allan D. and
               Jennifer Schuster, on the other hand.

      10.19 Separation and Consulting Agreements dated June 10, 1996 and June 15, 1996, respectively, between the Registrant and Robert J. Hanlon, Jr.

      10.20 Second Amendment to the 1990 Amended and Restated Stock Option Plan effective as of November 21, 1995.

(11)  Statement Regarding Computation of Per Share Earnings

(21)  Subsidiaries of the Registrant

(23)  Consent of Independent Auditors

      23.1   Consent of Ernst & Young, LLP

(24)  Powers of Attorney

(27)  Financial Data Schedule









(A) Exhibits incorporated by reference are listed in Item 14(a)3 of this report.