Form 10-K/A
period 1996-06-30
GRUBB & ELLIS CO
filed 1996-10-08
CIK 216039

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
                                 FORM 10-K/A
                               Amendment No. 1
                            Grubb & Ellis Company
                            ---------------------

     Footnote 9 of the Notes to Consolidated Financial Statements in Item 8 of Form 10-K, filed September 27, 1996, has been changed to provide more current information with respect to recent decisions by the court in the JOHN
W. MATTHEWS, ET AL. V. KIDDER PEABODY & CO., ET AL. AND HSM INC., ET AL. legal matter.

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

    JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL., filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, is a class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. HSM Inc. is a wholly-owned subsidiary of the Company. The complaint alleges violations under the Racketeer Influenced and Corrupt Organizations Act, securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution are sought. On December 19, 1995 the court granted the defendants' motion to dismiss the entire complaint with regard to Partnerships I and III, based upon the plaintiff's lack of standing in those Partnerships

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

but denied the motion with respect to the plaintiff's standing in Partnership II, in which the plaintiff was a unitholder. The court declined to rule on the other bases for dismissal, stating that they could be raised by summary judgment motion after discovery. Plaintiff filed a motion for leave to file an amended complaint adding new party plaintiffs in order to preserve claims relating to Partnerships I and III. On September 27, 1996, the court granted plaintiff's motion to file an amended complaint to add additional plaintiffs with respect to Partnerships I and II. Also on that date, the court granted plaintiff's motion for class certification with respect to Partnerships I, II and III. Defendants intend to appeal the court's ruling permitting plaintiff to file an amended complaint. Discovery has commenced.

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


                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of October, 1996.

GRUBB & ELLIS COMPANY
(REGISTRANT)




by          *                                    October 8, 1996
  ----------------------------------------
     Neil R. Young
     President,
     Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ James E. Klescewski                          October 8, 1996
------------------------------------------
James E. Klescewski
Vice President and Corporate Controller
Principal Financial
and Accounting Officer



            *                                    October 8, 1996
------------------------------------------
Joe F. Hanauer, Chairman of the Board
and Director



            *                                    October 8, 1996
------------------------------------------
R. David Anacker, Director



            *                                    October 8, 1996
------------------------------------------
Reuben S. Leibowitz, Director

            *                                    October 8, 1996
------------------------------------------
John D. Santoleri, Director



            *                                    October 8, 1996
------------------------------------------
Lawrence S. Bacow, Director



            *                                    October 8, 1996
------------------------------------------
Robert J. McLaughlin, Director



/s/ Robert J. Walner
------------------------------------------
*By:  Robert J. Walner, Attorney-in-Fact, pursuant to Powers of Attorney