Form 10-Q
period 1996-09-30
GRUBB & ELLIS CO
filed 1996-11-14
CIK 216039

                                 FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                                        ------------------
                                 OR


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     -------------------

            Commission File Number:          1-8122
                                    -----------------------


                              GRUBB & ELLIS COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                             94-1424307
-------------------------------          --------------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)               Identification No.)


                   One Montgomery Street, Telesis Tower,
                           San Francisco, CA  94104
                   ----------------------------------------
                   (Address of Principal Executive Offices)
                                 (Zip Code)

                                 (415) 956-1990
            ---------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)


                                  No Change
    ----------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed
                             Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---
                              8,935,570
               ------------------------------------------------
              (Number of Shares Outstanding of the Registrant's
                       Common Stock at November 1, 1996)

                                     PART I



                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                     Condensed Consolidated Statements of Operations
                    (in thousands, except per share amounts and shares)
                                      (unaudited)


                                                     For the Three Months
                                                      Ended September 30,
                                                     ---------------------
                                                       1996          1995
                                                     --------      -------
Revenue:
  Commercial real estate brokerage commissions       $42,791        $38,686
  Real estate services fees, commissions and other     9,136          8,676
                                                     -------        -------
     Total Revenue                                    51,927         47,362
                                                     -------        -------
Costs and Expenses:
  Real estate brokerage and other commissions         25,939         22,962
  Selling, general and administrative                 10,690         11,184
  Salaries and wages                                  12,677         12,402
  Depreciation and amortization                          767            565
  Special charges and unusual items                      (93)          (158)
                                                     -------        -------
     Total costs and expenses                         49,980         46,955
                                                     -------        -------
       Total operating income                          1,947            407

Other income and expenses:
  Interest income                                        130            139
  Other income, net                                      (25)           992
  Interest expense to related parties                   (726)          (730)
                                                     -------        -------
       Income before income taxes                      1,326            808

Provision for income taxes                                30            212
                                                     -------        -------
       Net income                                    $ 1,296        $   596
                                                     -------        -------
                                                     -------        -------

Net income (loss) applicable to common stockholders
net of undeclared dividends earned on
  preferred stock                                    $   501        $  (127)
Net income (loss) per common share and equivalents   $   .06        $  (.01)
Weighted average common shares outstanding         8,916,567      8,814,832


              See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (in thousands)

                                     ASSETS


                                September 30,   June 30,    September 30,
                                    1996         1996            1995
                                ------------    --------    -------------
                                 (unaudited)                  (unaudited)

Current Assets:
  Cash and cash equivalents      $  14,443     $  13,547      $  14,498
  Real estate brokerage
    commissions receivable             779           206          2,896
  Real estate services fees and
    other commissions receivable     3,308         3,172          3,158
  Other receivables                  3,514         4,326          4,047
  Prepaids and other current
    assets                           1,490         1,484          1,811
                                 ---------     ---------      ---------
      Total current assets          23,534        22,735         26,410

Noncurrent Assets:
  Real estate brokerage
    commissions receivable              42           100            554
  Real estate investments held
    for sale and real estate owned     506           537            604
  Equipment and leasehold
    improvements, net                4,841         5,194          5,354
  Other assets                       1,806         1,092            714
                                 ---------     ---------      ---------
      Total assets               $  30,729     $  29,658      $  33,636
                                 ---------     ---------      ---------
                                 ---------     ---------      ---------

           See notes to condensed consolidated financial statements.

                      GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets, continued
                 (in thousands, except per share amounts and shares)


                                September 30,   June 30,    September 30,
                                    1996         1996            1995
                                ------------    --------    -------------
                                 (unaudited)                  (unaudited)
LIABILITIES

Current Liabilities:
  Notes payable and current
    portion of long-term debt    $     28      $     28       $    269
  Accounts payable                  1,683         1,624          1,534
  Compensation and employee
    benefits payable                5,398         5,380          8,719
  Deferred commissions payable      1,110           201          1,073
  Accrued severance obligations       140            98            468
  Accrued office closure costs        486           623          1,031
  Accrued claims and settlements    1,555         1,779          2,372
  Other accrued expenses            5,408         6,717          5,556
                                 --------      --------       --------
     Total current liabilities     15,808        16,450         21,022

Long-Term Liabilities:
  Long-term debt, net of current
    portion                           331           336            362
  Long-term debt to related party,
    net of current portion         28,230        27,514         26,403
  Accrued claims and settlements   11,487        11,804         13,432
  Accrued office closure costs        926           960          1,349
  Other                                98            69            138
                                 --------      --------       --------
     Total liabilities             56,880        57,133         62,706
                                 --------      --------       --------
Commitments and contingencies
 (Note 4)                             -             -               -
                                 --------      --------       --------
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
  1,000,000 shares authorized;
  137,160 shares of 12% Senior
  Convertible Preferred Stock
  and 150,000 shares of 5%
  Junior Convertible Preferred
  Stock outstanding                32,143        32,143         32,143
Common stock, $.01 par value:
  25,000,000 shares authorized;
  8,924,370, 8,916,415 and
  8,873,156  shares issued
  and outstanding at
  September 30, 1996,
  June 30, 1996
  and September 30, 1995,
  respectively                         90            90             90
Additional paid-in capital         57,182        57,154         57,065
Retained earnings (deficit)      (115,566)     (116,862)      (118,368)
                                 --------      --------       --------
     Total stockholders' equity
      (deficit)                   (26,151)      (27,475)       (29,070)
                                 --------      --------       --------
       Total liabilities and
         stockholders' equity
        (deficit)                $ 30,729      $ 29,658       $ 33,636
                                 --------      --------       --------
                                 --------      --------       --------

             See notes to condensed consolidated financial statements.

                      GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                             (unaudited - in thousands)

                                                  For the Three Months
                                                   Ended September 30,
                                                  ----------------------
                                                     1996         1995
                                                  ---------    ---------
Cash Flows from Operating Activities:
  Net income                                       $ 1,296       $   596
  Adjustments to reconcile net income to net
    cash used in operating activities                 (118)        1,933
                                                   -------       -------
     Net cash provided by operating activities       1,178         2,529
                                                   -------       -------
Cash Flows from Investing Activities:
  Proceeds from disposition and distribution from
    real estate joint ventures and real estate
    owned                                               10         1,136
  Purchases of equipment and leasehold
    improvements                                      (287)         (457)
                                                   -------       -------
     Net cash provided by (used in)
        investing activities                          (277)          679
                                                   -------       -------
Cash Flows from Financing Activities:
  Repayment of notes payable                            (5)         (116)
                                                   -------       -------
     Net cash used in financing activities              (5)         (116)
                                                   -------       -------
Net increase in cash and cash equivalents              896         3,092

Cash and cash equivalents at beginning of period    13,547        11,406
                                                   -------       -------
Cash and cash equivalents at end of period         $14,443       $14,498
                                                   -------       -------
                                                   -------       -------

                       ---------------------

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

    Interest                                       $   605       $   609
    Income taxes                                        33           352


          See notes to condensed consolidated financial statements.

                  GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements

1. INTERIM PERIOD REPORTING

   The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and controlled partnerships (the "Company"). The Company consolidates Axiom Real Estate Management, Inc. ("Axiom"), which provides real estate property and facilities management services. The Company acquired the minority interest in Axiom in January 1996. Prior to the acquisition, the minority interest was immaterial and has been included in other long-term liabilities on the Condensed Consolidated Balance Sheet and the related minority interest in operating results has been included in "Other income, net" on the Condensed Consolidated Statements of Operations through the date it was acquired.

   The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A for the year ended June 30, 1996 and footnotes thereto.

   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified to conform to the current presentation.

   Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for future periods. Any adjustments to reserves provided in prior periods in connection with offices which management determined in 1993 to close in 1994 are reflected as "Special charges and unusual items".

   On February 5, 1996, the Board of Directors of the Company determined to change the Company's fiscal year from a calendar year to a fiscal year ending June 30 commencing in 1996. This change is intended to enable management to improve the Company's planning capability related to its seasonal business cycle, as well as enable it to adjust operations earlier in the fiscal year based on the cash flows generated during its typically strongest revenue quarter which ends December 31.

                         GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

2. INCOME TAXES

   The Company's tax provision is attributable to state and local income taxes assessed on profitable subsidiaries of the Company. Additionally the provision for income taxes for the quarter ended September 30, 1995 included federal income taxes related solely to Axiom which filed on a separate company basis for tax purposes.

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

   The calculation of earnings (loss) per common share includes net income
   (loss), adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends earned as follows (in thousands):

                                             1996      1995
                                            ------    ------
   Senior Convertible Preferred Stock       $  578    $  516
   Junior Convertible Preferred Stock          217       207
                                            ------    ------
                                            $  795    $  723
                                            ------    ------
                                            ------    ------

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

   The Company previously disclosed in its Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A for the year ended June 30, 1996, information concerning

                         GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   Notes to Condensed Consolidated Financial Statements

4. COMMITMENTS AND CONTINGENCIES (CONTINUED)

   a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a class action lawsuit, JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. and HSM INC., ET AL. There has been no material change with respect to these matters.

5. SUBSEQUENT EVENT

   On October 21, 1996, Warburg, Pincus Investors, L.P. ("Warburg") and The Prudential Insurance Company of America ("Prudential") entered into an agreement (the "Sale Agreement") pursuant to which Warburg acquired from Prudential all of the outstanding debt, common stock warrants, and substantially all of the Junior Convertible Preferred Stock held by Prudential in the Company (together, the "Prudential Securities"), for $23 million plus accrued but unpaid interest on the debt. The closing occurred on October 22, 1996. Concurrently, Warburg granted the Company an option, (the "Option") until April 16, 1997, to acquire all of the Prudential Securities which Warburg acquired from Prudential, at Warburg's cost, plus interest.

   The Prudential Securities include: (a) $5.0 million Revolving Credit Note due November 1, 1999; (b) $10.0 million 9.90% Senior Notes due in equal installments November 1, 1997 and 1998; (c) $10.9 million 10.65% Subordinated Payment-In-Kind Note due November 1, 2001; (d) $2.2 million 11.65% Subordinated Payment-In-Kind Notes, due November 1, 2001; (e) 130,233 shares of Junior Convertible Preferred Stock; and (f) stock subscription warrants to subscribe for 350,000 shares of common stock.

   The Sale Agreement provides that in the event that Warburg converts its Senior Convertible Preferred Stock to common stock, Prudential will convert its Junior Convertible Preferred Stock to common stock as well.

   Prudential continues to hold 397,549 shares of common stock and 19,767 shares of Junior Convertible Preferred Stock convertible into 352,447 shares of common stock. Prudential is no longer a party to a stockholders' agreement among Prudential, Warburg, the Company and Joe F. Hanauer, a director and stockholder of the Company, which was entered into in January 1993.

   While the Option remains unexercised during the Option period, no interest or dividends will accrue or be due or payable on the Prudential Securities; however, the Company will pay to Warburg interest at an initial rate of 10% per annum, increasing to 12% per annum, as of February 1, 1997, on Warburg's $23 million investment in the Prudential Securities. The Company reimbursed

                       GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

5. SUBSEQUENT EVENT (CONTINUED)

   Warburg for accrued interest paid to Prudential at the date of closing of Warburg's purchase of the Prudential Securities of approximately $318,000. In consideration of receipt of the Option, the Company has agreed to extend the expiration date of warrants to purchase an aggregate of 1,012,358 shares of common stock of the Company, currently held by Warburg, to January 29, 2002.

   The Company is currently seeking financing with which to exercise the Option, although there can be no assurance that financing can be obtained or the Option exercised. If the Option is exercised, the Company would acquire and cancel the Junior Convertible Preferred Stock, Revolving Credit Note, 9.90% Senior Notes and the 10.65% and 11.65% Payment-In-Kind-Notes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from commercial brokerage activities. Property and asset management, mortgage brokerage and appraisal and consulting fees provide substantially all of the remaining revenue.

The Company has historically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with historically higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the three fiscal year period ended June 30, 1996, as a percentage of total annual revenue, ranged from a high of 31.2% to a low of 19.0%, as adjusted to eliminate the effect of operations sold or closed. Additionally, the Company operates in an industry that may be affected by various economic conditions, such as interest rates, and tax and environmental laws.

Total revenue for the quarter ended September 30, 1996 was $51.9 million, an increase of 9.6% over revenue of $47.4 million for the same period last year. Commercial brokerage revenue increased $4.1 million or 10.6% over the comparable 1995 period. Commercial brokerage revenues for the quarter ended September 30, 1996 reflected an improving commercial real estate marketplace. Other real estate service fees of $9.1 million increased slightly over the prior year period.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission revenue levels. As a percentage of total commercial real estate brokerage commission revenue, commercial brokerage salespersons' participation expense for the first three months of fiscal year 1997 increased by 80 basis points over the comparable period in fiscal year 1996. The increased participation expense percentage was primarily related to performance of top producers who earned commissions at higher levels.

Total costs and expenses, other than real estate brokerage commission expense, for the quarter ended September 30, 1996 were $24.0 million, level with the comparable prior year quarter.

Special charges and unusual items reflect net favorable adjustments of $93,000 and $158,000 for the quarters ended September 30, 1996 and 1995, respectively, primarily related to the non-cash reversal of the remaining net office lease liability of the Southern California residential brokerage operations sold in November 1994.

As of September 30, 1996, the Company had current accrued severance and office closure costs of approximately $626,000 of which $123,000 of accrued severance costs and $308,000 of accrued office closure costs, net of expected sublease income, are expected to be paid in cash. Approximately $566,000 of the $926,000 of long-term accrued office closure costs, net of expected sublease income, are expected to be paid in cash over the next five years.

NET INCOME (LOSS)

The net income of $1.3 million or $.06 per common share for the quarter ended September 30, 1996 compared favorably to the net income of $596,000 or a $.01 loss per common share for the same period in 1995. The increase from prior year's performance was solely related to higher earnings from commercial brokerage activities.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1.4 million to $7.8 million during the quarter ended September 30, 1996. Cash and cash equivalents increased by $896,000 from June 30, 1996 to September 30, 1996. The increase was primarily attributable to cash provided by operations of $1.2 million net of purchases of equipment and leasehold improvements of $287,000.

The Company has historically experienced the highest use of operating cash in the quarter ending March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels as a result of business activity levels during the quarter ending December 31. Historically, operating cash requirements reduce significantly with higher and more consistent revenue in the subsequent quarters.

Operating cash flow is expected to be sufficient to meet the Company's anticipated normal operating expenses. The Company's long-term cash requirements include annual principal payments on its long-term debt of approximately $5.0 million in the year ending June 30, 1998 through the year ending June 30, 2000, $6.3 million in the year ending June 30, 2001 and $6.4 million in the year ending June 30, 2002. The actual principal payments in the years ending June 30, 2001 and 2002 may be greater if future interest due on the 11.65% Payment-In-Kind Notes is paid in kind by the issuance of additional notes. Also, the Revolving Credit Note, which matures on November 1, 1999, requires the repayment of all outstanding principal for a sixty day period during each fiscal year beginning July 1, 1997. Pursuant to its debt agreement with Warburg, beginning on April 1, 1997, the Company will be required to meet certain financial covenants and beginning July 1, 1997, the Company will be required to comply with certain covenants restricting capital expenditures. The Company's long-term debt is described in greater detail in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A for the year ended June 30, 1996 and footnotes thereto. The Company is currently seeking financing with respect to the Company's purchase of its long-term debt securities, certain warrants and Junior Preferred stock as described in Note 5 to the Condensed Consolidated Financial Statements.

To the extent that the Company's cash requirements are not met by operating cash flow, due to adverse economic conditions or other unfavorable events, the Company may find it necessary to further reduce expense levels, seek financing, or undertake other actions as may be appropriate. In such event, the Company anticipates that its ability to raise financing on acceptable terms would be severely limited and there can be no assurance that the Company would be able to raise additional financing.

                                   PART II




                              OTHER INFORMATION

                      (Items 2, 3, 4 and 5 are not applicable
                     for the quarter ended September 30, 1996)

ITEM 1.  LEGAL PROCEEDINGS

    The Company previously disclosed in its Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A for the year ended June 30, 1996, information concerning a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a class action lawsuit, JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. There has been no material change with respect to these matters.

ITEM 6(a).    EXHIBITS

    (2)  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT
         LIQUIDATION OR SUCCESSION

    2.1 Sale and Assignment Agreement between Warburg, Pincus Investors, L.P. and The Prudential Insurance Company of America dated October 21, 1996, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on November 5, 1996 (Commission File No. 1-8122).

    2.2 Option Agreement between Warburg, Pincus Investors, L.P. and the Registrant dated October 21, 1996, incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the Registrant on November 5, 1996 (Commission File No. 1-8122).

    (3)  ARTICLES OF INCORPORATION AND BYLAWS

    3.1 Certificate of Incorporation of the Registrant, as restated effective November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

    3.2 Grubb & Ellis Company Bylaws, as amended and restated effective June 1, 1994.

    (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
         INCLUDING INDENTURES

    4.1 Third Amendment to Stockholders' Agreement by and among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer and The Prudential Insurance Company of America, dated October 22, 1996, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by the Registrant on November 5, 1996 (Commission File No. 1-8122).

    4.2  First Amendment to Warrant No. 18, held by Warburg,
         Pincus Investors, L.P., exercisable for 687,358 shares of common stock of the Registrant extending the expiration date to January 29, 2002.

    4.3  First Amendment to Warrant No. 19, held by Warburg,
         Pincus Investors, L.P., exercisable for 325,000 shares of common stock of the Registrant extending the expiration date to January 29, 2002.

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


                              GRUBB & ELLIS COMPANY
                              ---------------------
                                  (Registrant)




Date:  November 14, 1996          /s/ Brian D. Parker
                                  ---------------------------------
                                  Brian D. Parker
                                  Senior Vice President and
                                  Chief Financial Officer

                         Grubb & Ellis Company and Subsidiaries

                                   EXHIBIT INDEX (A)

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

EXHIBIT

(3)      ARTICLES OF INCORPORATION AND BYLAWS

    3.1 Certificate of Incorporation of the Registrant, as restated effective November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

    3.2 Grubb & Ellis Company Bylaws, as amended and restated effective June 1, 1994.

    (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
         INCLUDING INDENTURES

    4.1 Third Amendment to Stockholders' Agreement by and among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer and The Prudential Insurance Company of America, dated October 22, 1996, incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by the Registrant on November 5, 1996 (Commission File No. 1-8122).

    4.2  First Amendment to Warrant No. 18, held by Warburg,
         Pincus Investors, L.P., exercisable for 687,358 shares of common stock of the Registrant extending the expiration date to January 29, 2002.

    4.3  First Amendment to Warrant No. 19, held by Warburg,
         Pincus Investors, L.P., exercisable for 325,000 shares of common stock of the Registrant extending the expiration date to January 29, 2002.

(11)     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

(27)     FINANCIAL DATA SCHEDULE


(A) Exhibits incorporated by reference are listed in Item 6(a) of this report.