Form 10-Q
period 1996-12-31
GRUBB & ELLIS CO
filed 1997-02-13
CIK 216039

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                             December 31, 1996
                                                     ---------------------------

                                          OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

                     Commission File Number:      1-8122
                                             ----------------

                                GRUBB & ELLIS COMPANY
                 ----------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              94-1424307
--------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                            2215 Sanders Road, 4th Floor,
                                Northbrook, IL  60062
                        --------------------------------------
                       (Address of Principal Executive Offices)
                                      (Zip Code)

                                    (847) 753-9010
                  --------------------------------------------------
                 (Registrant's Telephone Number, Including Area Code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                                      19,457,643
               --------------------------------------------------------
                  (Number of Shares Outstanding of the Registrant's
                          Common Stock at February 2, 1997)

                                        PART I





                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                 (in thousands, except per share amounts and shares)
                                     (unaudited)



                                                For the Three Months           For the Six Months
                                                  Ended December 31,            Ended December 31,
                                              ------------------------      ------------------------
                                                1996           1995           1996           1995
                                             ---------      ---------      ---------      ---------
Revenue:
  Commercial real estate
    brokerage commissions                    $  56,510      $  50,329      $  99,301      $  89,015
  Real estate services fees,
    commissions and other                       11,524         10,052         20,660         18,728
                                             ---------      ---------      ---------      ---------
      Total revenue                             68,034         60,381        119,961        107,743
                                             ---------      ---------      ---------      ---------

Costs and Expenses:
  Real estate brokerage
    and other commissions                       35,214         30,652         61,153         53,614
  Selling, general and administrative           11,598         11,904         22,288         23,088
  Salaries and wages                            13,933         10,978         26,610         23,380
  Depreciation and amortization                    885            608          1,652          1,173
  Special charges and unusual items                993            234            900             76
                                             ---------      ---------      ---------      ---------
      Total costs and expenses                  62,623         54,376        112,603        101,331
                                             ---------      ---------      ---------      ---------
      Total operating income                     5,411          6,005          7,358          6,412

Other income and expenses:
Interest income                                    221            217            351            356
Other income, net                                  151           (203)           126            789
Interest expense to
  related parties                                 (599)          (741)        (1,325)        (1,471)
                                             ---------      ---------      ---------      ---------
      Income before income taxes                 5,184          5,278          6,510          6,086
        and extraordinary item
Provision for income taxes                         (37)            54            (67)          (158)
                                             ---------      ---------      ---------      ---------
Income before extraordinary item                 5,147          5,332          6,443          5,928

Extraordinary item - gain
  on extinguishment of debt, net
  of income taxes                                3,576            -            3,576            -
                                             ---------      ---------      ---------      ---------

    Net income                               $   8,723      $   5,332      $  10,019      $   5,928
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------


              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations, Continued
                  (in thousands, except per share amounts and shares)
                                     (unaudited)



                                                 For the Three Months           For the Six Months
                                                  Ended December 31,            Ended December 31,
                                              ------------------------      ------------------------
                                                1996           1995           1996           1995
                                             ---------      ---------      ---------      ---------

Net income applicable to common
  stockholders net of undeclared
  dividends earned on preferred stock        $   8,087      $   4,609      $   8,588      $   4,482
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

Net income per common share
  and equivalents:
   Primary -
     - from operations                       $     .35      $     .42      $     .43      $     .42
     - from extra-
           ordinary gain                           .27            -              .28            -
                                             ---------      ---------      ---------      ---------
                                             $     .62      $     .42      $     .71      $     .42
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

   Weighted average common
   shares and equivalents
   outstanding                              13,334,656      8,827,675     12,669,232      8,850,416
                                            ----------      ---------     ----------      ---------
                                            ----------      ---------     ----------      ---------

   Fully diluted -
     - from operations                       $     .30      $     .32      $     .37      $     .36
     - from extra-
           ordinary gain                           .20            -              .21            -
                                             ---------      ---------      ---------      ---------
                                             $     .50      $     .32      $     .58      $     .36
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

   Weighted average common
   shares and equivalents
   outstanding                              17,343,642      8,827,675     17,366,724      8,850,416
                                            ----------      ---------     ----------      ---------
                                            ----------      ---------     ----------      ---------



              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                                    (in thousands)

                                        ASSETS
                                     (unaudited)



                                          December 31,       June 30,   December 31,
                                              1996             1996         1995
                                          ------------      ---------   ------------

Current Assets:
  Cash and cash equivalents               $     28,530      $  13,547   $     26,611
  Real estate brokerage
    commissions receivable                       2,533            206          3,313
  Real estate services fees and
    other commissions receivable                 2,713          3,172          3,669
  Other receivables                              3,209          4,326          3,923
  Prepaids and other current
    assets                                       1,508          1,484          1,295
                                          ------------      ---------   ------------
      Total current assets                      38,493         22,735         38,811

Noncurrent Assets:
  Real estate brokerage
    commissions receivable                          61            100            272
  Real estate investments held
    for sale and real estate owned                 666            537            579
  Equipment and leasehold
    improvements, net                            4,828          5,194          5,563
  Other assets                                   1,611          1,092            951
                                          ------------      ---------   ------------
      Total assets                        $     45,659      $  29,658   $     46,176
                                          ------------      ---------   ------------
                                          ------------      ---------   ------------


              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets, continued
                 (in thousands, except per share amounts and shares)
                                     (unaudited)


                                          December 31,       June 30,   December 31,
                                              1996             1996         1995
                                          ------------      ---------   ------------
LIABILITIES

Current Liabilities:
  Notes payable and current portion
    of long-term debt                     $         22      $      28   $        276
  Accounts payable                               1,508          1,624          1,498
  Compensation and employee benefits
    payable                                      7,104          5,380          9,552
  Deferred commissions payable                   8,411            201          7,451
  Accrued severance obligations                    890             98            776
  Accrued office closure costs                   1,137            623            867
  Accrued claims and settlements                 1,449          1,779          2,132
  Other accrued expenses                         5,147          6,717          6,377
                                          ------------      ---------   ------------
     Total current liabilities                  25,668         16,450         28,929

Long-Term Liabilities:
  Long-term debt, net of current
    portion                                        291            336            351
  Long-term debt to related party               15,000         27,514         26,698
  Accrued claims and settlements                11,190         11,804         12,802
  Accrued office closure costs                     497            960          1,099
  Other                                            406             69             16
                                          ------------      ---------   ------------
     Total liabilities                          53,052         57,133         69,895
                                          ------------      ---------   ------------

Commitments and contingencies (Note 4)            --             --             --
                                          ------------      ---------   ------------


STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
  1,000,000 shares authorized; 137,160
  shares of 12% Senior Convertible
  Preferred Stock and 150,000 shares
  of 5% Junior Convertible Preferred
  Stock outstanding                                -           32,143         32,143
Common stock, $.01 par value:
  25,000,000 shares authorized;
  16,948,619, 8,916,415 and 8,883,970
  shares issued and outstanding at
  December 31, 1996, June 30, 1996
  and December 31, 1995, respectively              170             90             90
Additional paid-in capital                      99,280         57,154         57,084
Retained earnings (deficit)                   (106,843)      (116,862)      (113,036)
                                          ------------      ---------   ------------
     Total stockholders' equity (deficit)       (7,393)       (27,475)       (23,719)
                                          ------------      ---------   ------------
       Total liabilities and
         stockholders' equity (deficit)   $     45,659      $  29,658   $     46,176
                                          ------------      ---------   ------------
                                          ------------      ---------   ------------



              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                              (unaudited - in thousands)


                                                           For the Six Months
                                                           Ended December 31,
                                                        ----------------------
                                                          1996         1995
                                                       ---------   ----------

Cash Flows from Operating Activities:
  Net income                                           $  10,019   $    5,928
  Extraordinary item - gain on
    extinguishment of debt                                (3,576)           -
  Other adjustments to reconcile net income to net
    cash used in operating activities                      9,251        9,404
                                                       ---------   ----------
     Net cash provided by operating activities            15,694       15,332
                                                       ---------   ----------
                                                       ---------   ----------


Cash Flows from Investing Activities:
  Proceeds from disposition and distributions from
    real estate joint ventures and real estate owned          95        1,188
  Purchases of equipment and leasehold improvements         (792)      (1,207)
                                                       ---------   ----------
     Net cash used in investing activities                  (697)         (19)
                                                       ---------   ----------

Cash Flows from Financing Activities:
  Repayment of notes payable                                 (14)        (108)
  Repayment of long-term debt to related party           (10,000)          -
       Issuance of common stock                           10,000           -
                                                       ---------   ----------
          Net cash used in financing activities              (14)        (108)
                                                       ---------   ----------

Net increase in cash and cash equivalents                 14,983       15,205

Cash and cash equivalents at beginning of period          13,547       11,406
                                                       ---------   ----------

Cash and cash equivalents at end of period             $  28,530   $   26,611
                                                       ---------   ----------
                                                       ---------   ----------

                           --------------------------------

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:

    Interest                                           $   1,357   $      716
    Income taxes                                              16          561




              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

1.  INTERIM PERIOD REPORTING

    The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and controlled partnerships (the "Company"). The Company consolidates Axiom Real Estate Management, Inc. ("Axiom"), which provides real estate property and facilities management services. The Company acquired the minority interest in Axiom in January 1996, increasing its ownership to 100%. Prior to the acquisition, the minority interest was immaterial and was included in other long-term liabilities on the Condensed Consolidated Balance Sheets and the related minority interest in operating results has been included in "Other income, net" on the Condensed Consolidated Statements of Operations through the date it was acquired.

    The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A for the year ended June 30, 1996, and footnotes thereto.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified to conform to the current presentation.

    Operating results for the three months or six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for future periods.

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

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

 2. INCOME TAXES

    The Company's tax provision is attributable to state and local income taxes assessed on profitable subsidiaries of the Company. Additionally the provision for income taxes for the three months and six months ended December 31, 1995 included federal income taxes related solely to Axiom which filed on a separate company basis for tax purposes.

3.  FINANCING TRANSACTIONS

    SALE AGREEMENT - LONG-TERM DEBT -

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

    The Prudential Securities included: (a) $5 million Revolving Credit Note due November 1, 1999; (b) $10 million 9.9% Senior Notes due in equal installments on November 1, 1997 and 1998; (c) $10.9 million 10.65% Subordinated Payment-In-Kind Note due November 1, 2001; (d) $2.2 million 11.65% Subordinated Payment-In-Kind Notes, due November 1, 2001 (the "PIK Notes"); (e) 130,233 shares of Junior Convertible Preferred Stock; and (f) stock subscription warrants to subscribe for 350,000 shares of common stock.

    The Sale Agreement provided that in the event that Warburg converts its Senior Convertible Preferred Stock to common stock, Prudential will convert its remaining Junior Convertible Preferred Stock to common stock as well. As of the date of the Sale Agreement, Prudential continued to hold 397,549 shares of common stock and 19,767 shares of Junior Convertible Preferred Stock convertible into 352,447 shares of common stock.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

3.  FINANCING TRANSACTIONS (CONTINUED)

    While the Option remained unexercised during the Option period, no interest or dividends were to accrue or be due or payable on the Prudential Securities; however, the Company was obligated to pay Warburg interest at an initial rate of 10% per annum, increasing to 12% per annum as of February 1, 1997, on Warburg's $23 million investment in the Prudential Securities. In consideration of receipt of the Option, the Company agreed to extend the expiration date of warrants to purchase an aggregate of 1,012,358 shares of common stock of the Company, currently held by Warburg, to January 29, 2002.

    EQUITY INVESTMENTS -

    On December 11, 1996, the Company sold 2.5 million shares of its common stock for $10 million to the principals of the Kojaian Companies, Southfield, Michigan. The $10 million was used to purchase from Warburg, and then retire, all of the outstanding PIK Notes (approximately $13.5 million principal amount) and 130,233 shares of Junior Convertible Preferred Stock (convertible into approximately 2.3 million shares of common stock). The repurchase of the PIK Notes resulted in a $3.6 million extraordinary gain on the extinguishment of debt. There were no income taxes recorded with respect to the extraordinary gain due to the Company's available net operating loss carryforward. In connection with these transactions, Warburg retained warrants to purchase an aggregate of 325,000 shares of common stock and Joe F. Hanauer received warrants to purchase an aggregate of 25,000 shares of common stock, which Warburg acquired from Prudential. At the same time, Warburg granted the Company a second option (the "Second Option") to purchase the 9.9% Senior Notes and Revolving Credit Note held by Warburg until April 16, 1997 (which may be extended to July 15, 1997 under certain circumstances) for $13 million, plus interest, and the Option was canceled. In addition, Warburg and Joe F. Hanauer converted all of their shares of Senior Convertible Preferred Stock and Prudential converted all of its remaining shares of Junior Convertible Preferred Stock to purchase an aggregate of 5,520,624 shares of common stock.

    SUBSEQUENT EVENT -

    On January 24, 1997, the Company sold 2.5 million shares of its common stock for $11.25 million to Archon Group, L.P., a majority owned subsidiary of the international investment bank, Goldman, Sachs & Co. The $11.25 million, together with existing cash, was used to purchase from Warburg, and then retire, the $10 million of outstanding 9.9% Senior Notes and $5 million Revolving Credit Note, at a price equal

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

    3.   FINANCING TRANSACTIONS (CONTINUED)

    to $13 million plus accrued interest of approximately $96,000. This transaction will result in an extraordinary gain on the extinguishment of debt in an amount equal to approximately $2 million for the quarter ending March 31, 1997.

    As a result of the above mentioned transactions, all shares of Senior and Junior Convertible Preferred Stock of the Company have been either converted to common stock or retired as of December 31, 1996, extinguishing accrued and unpaid dividends on such stock. Additionally, all long-term debt has been eliminated as of January 27, 1997.

4.  NET INCOME PER COMMON SHARE AND EQUIVALENTS

    Net income per common share and equivalents computations are based on the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive.

    The calculation of net income per common share includes net income, adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends earned as shown below (in thousands). Since all of the preferred stock was either retired or converted to common stock on December 11, 1996 (see Note 3), undeclared dividends were only calculated through that date.

                                 For the                  For the
                             Three Months Ended       Six Months Ended
                               December 31,             December 31,
                             -------------------    --------------------
                             1996         1995       1996        1995
                             ------       ------    --------    --------
    Senior Convertible
       Preferred Stock       $  454       $  516    $  1,032    $  1,032

    Junior Convertible
         Preferred Stock        182          207         399         414
                             ------       ------    --------    --------
                             $  636       $  723    $  1,431    $  1,446
                             ------       ------    --------    --------
                             ------       ------    --------    --------

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

4.  NET INCOME PER COMMON SHARE AND EQUIVALENTS (CONTINUED)

    PRO FORMA INFORMATION -

    The information presented below presents the pro forma impact to net income per common share and equivalents assuming (a) the equity investments of $10 million in December 1996 and
    $11.25 million in January 1997 described in Note 3 above were made at the beginning of the respective periods, then concurrently (b) all outstanding long-term debt to Prudential was immediately retired and (c) all outstanding Senior and Junior Convertible Preferred Stock was also immediately retired or converted into common stock. The primary and fully diluted pro forma net income per common share calculations are the same within each period presented.


                                                For the Three Months          For the Six Months
                                                 Ended December 31,           Ended December 31,
                                             -------------------------     -------------------------
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------

Net income applicable to
  common stockholders                       $    8,087     $    4,609     $    8,588     $    4,482
Add pro forma adjustments -
  Dividends applicable to
   preferred stock                                 636            723          1,431          1,446
  Interest expense to
   related parties                                 599            741          1,325          1,471
                                            ----------     ----------     ----------     ----------
Pro forma net income applicable
  to common stockholders                    $    9,322     $    6,073     $   11,344     $    7,399
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Pro forma weighted average common
  shares and equivalents
  outstanding                               19,926,207     19,226,215     19,884,170     19,306,090
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Pro forma net income per
  common share:
  From operations                           $     0.29     $     0.32     $     0.39     $     0.38
  From extraordinary
   gain                                           0.18            -             0.18            -
                                            ----------     ----------     ----------     ----------

                                            $     0.47           0.32     $     0.57     $     0.38
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------



    The pro forma information is not necessarily indicative of the results of the Company had such transactions occurred on the days discussed above, nor does such information purport to represent the expected results for future periods.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from commercial brokerage activities. Property and asset management, mortgage brokerage, appraisal and consulting fees provide substantially all of the remaining revenue.

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

For the six months ended December 31, 1996, total revenue of $120.0 million increased by $12.2 million, or 11.3%, compared to the same period last year. Commercial brokerage revenue increased $10.3 million, or 11.6%, over the comparable 1995 period, reflecting improving conditions for commercial real estate and the Company's increasing market share in specific locations. Other real estate services fees of $20.7 million for the six months ended December 31, 1996 increased by $1.9 million, or 10.3%, as a result of higher fees for appraisal and consulting services and property management.

Total revenue for the quarter ended December 31, 1996 was $68.0 million, an increase of 12.7% over revenue of $60.4 million for the same period last year. Commercial brokerage revenue increased $6.2 million or 12.3% over the comparable 1995 period. Other real estate service fees of $11.5 million increased $1.5 million, or 14.6%, over the prior year period as described above.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission revenue levels. As a percentage of total commercial real estate brokerage commission revenue, commercial brokerage salespersons' participation expense for the first six months and the second quarter of fiscal year 1997 increased by 65 and 70 basis points, respectively, over the comparable periods in fiscal year 1996. The increased participation expense percentages were primarily related to performance of top producers who earned commissions at higher levels.

Total costs and expenses, other than real estate brokerage commission expense and special charges and unusual items, increased by $2.9 million or 6.1%, for the first six months of fiscal year 1997 compared to the same period in fiscal year 1996. The increase in costs and expenses was primarily attributable to the $3.2 million increase in salary and wages. Approximately one-half of this increase was due to changes in reserves related to partially self-insured employee benefit programs. The balance of the increase was due to (a) higher salary costs for Axiom related to increased property management activities, (b) the hiring costs and salaries related to additional senior level executives for the Institutional Services and Corporate Services Groups of the commercial brokerage operations, (c) increased salary cost, as opposed to participation expense, due to guarantees provided to commercial brokerage office District and Sales Managers in their initial year of service and (d) the impact of normal annual salary increases.

Total costs and expenses, other than real estate brokerage commission expense and special charges and unusual items, for the quarter ended December 31, 1996 increased by $2.9 million, or 12.5%, compared to the same quarter in 1995 for the same reasons identified above.

Special charges and unusual items reflect a net charge of $900,000 and $993,000, respectively, for the six and three month periods ended December 31, 1996.
These amounts included a $1.2 million charge for incremental non-recurring costs related to the relocation of the Company's corporate headquarters from San Francisco, California to Northbrook, Illinois. The Company estimates that an additional $1.3 million charge will be incurred over the six month period ending June 30, 1997, for similar costs related to the relocation.

As of December 31, 1996, the Company had current accrued severance and office closure costs of approximately $2.0 million, of which $890,000 of accrued severance costs and $903,000 of accrued office closure costs, net of expected sublease income, are expected to be paid in cash. All of the $497,000 of long-term accrued office closure costs, net of expected sublease income, are expected to be paid in cash over the next five years.

NET INCOME

The net income of $10.0 million or $.71 per common share for the six months ended December 31, 1996 compared favorably to the net income of $5.9 million or $.42 per common share for the same period in 1995. The increase over the prior year's performance was related to the $3.6 million extraordinary gain on the extinguishment of debt in connection with the financing transactions described above in Note 3 to the Condensed Consolidated Financial Statements and higher earnings from commercial brokerage activities, offset by $824,000 more in special charges and unusual items, primarily related to the relocation of the Company's corporate headquarters, and $663,000 less in other income.

The net income of $8.7 million or $.62 per common share for the quarter ended December 31, 1996 compared favorably to the net income of $5.3 million or a $.42 per common share for the same period in 1995. The increase over the prior year's performance was related to the $3.6 million extraordinary gain on the extinguishment of debt and higher earnings from commercial brokerage activities, offset by higher special charges and unusual items, primarily related to the relocation of the Company's corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $6.5 million to $12.8 million during the six months ended December 31, 1996. Cash and cash equivalents increased by $15.0 from June 30, 1996 to December 31, 1996. The increase was primarily attributable to cash provided by operations of $15.7 million net of purchases of equipment and leasehold improvements of $792,000.

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

For discussion regarding certain financing transactions, see Note 3 to Condensed Consolidated Financial Statements, which is hereby incorporated herein by reference.

The Company believes that its short-term and long-term cash requirements will be met by operating cash flow. Significant progress has been made over the seven month period ended January 31, 1997 towards improving the Company's financial condition. During the six months ended December 31, 1996, the Company sold 2.5 million shares of its common stock for aggregate proceeds of $10 million, retired all of the outstanding PIK Notes (approximately $13.5 million principal amount), retired 130,233 shares of Junior Convertible Preferred Stock (convertible into approximately 2.3 million shares of common stock) and retired all outstanding shares of Senior Convertible Preferred Stock and all remaining shares of Junior Convertible Preferred Stock which were converted into an aggregate 5,520,624 shares of common stock. In January 1997, the Company raised an additional $11.25 million of equity through the sale of 2.5 million shares of its common stock and retired the $10 million of outstanding 9.9% Senior Notes and $5 million Revolving Credit Note. As of January 27, 1997, the Company had no outstanding long-term debt. The Company is currently in negotiations to secure a bank line of credit for general corporate purposes and acquisitions.

To the extent that the Company's cash requirements are not met by operating cash flow, due to adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expense levels or undertake other actions as may be appropriate.

                                       PART II




                                  OTHER INFORMATION

                       (Items 1, 3, 4 and 5 are not applicable
                       for the quarter ended December 31, 1996)

ITEM 2.  CHANGES IN SECURITIES

    (c) Sales of Unregistered Securities during the three month period ended December 31, 1996:

    All of the following transactions were consummated in reliance on Section 4(2) of the Securities Act of 1933, as amended, in that they did not involve a public offering or sale of the Company's securities. None of the sales was underwritten.

    On December 11, 1996, the Company sold 833,334 shares of Common Stock to Mike Kojaian, and 833,333 shares of Common Stock to each of Kenneth J. Kojaian and C. Michael Kojaian, for a purchase price of $4.00 per share, or $10,000,000 in the aggregate. The purchase price was paid in cash.

    Also on December 11, 1996, the Company issued to Warburg 4,828,548 shares of Common Stock upon Warburg's conversion of 128,266 shares of Series B Senior Convertible Preferred Stock. On the same date, the Company issued to the Joe F. Hanauer Trust, 339,629 shares of Common Stock upon the conversion of 8,894 shares of Series A Senior Convertible Preferred Stock held by the trust.

    On December 16, 1996, the Company issued to Prudential 352,447 shares of Common Stock upon the conversion of 19,767 shares of Junior Convertible Preferred Stock.

    SUBSEQUENT EVENT.   On January 24, 1997, the Company sold 2,500,000 shares
of Common Stock to Archon Group, L.P. for a purchase price of $4.50 per share, or $11,250,000 in the aggregate. The purchase price was paid in cash.


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

    3.2 Grubb & Ellis Company Bylaws, as amended and restated effective June 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission File No. 1-8122).

    3.3 Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997.

    3.4 Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company.

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

    4.2 First Amendment to Warrant No. 18, held by Warburg, Pincus Investors, L.P., exercisable for 687,358 shares of common stock of the Registrant extending the expiration date to January 29, 2002, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission File No. 1-8122).

    4.3 First Amendment to Warrant No. 19, held by Warburg, Pincus Investors, L.P., exercisable for 325,000 shares of common stock of the Registrant extending the expiration date to January 29, 2002, incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission File No. 1-8122).

    4.4 Tri-Party Agreement dated as of December 11, 1996 by and among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission File No. 1-8122).

    4.5 Option Agreement dated as of December 11, 1996 by and between the Registrant and Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission file No. 1-8122).

    4.6 Stock Purchase Agreement dated as of December 11, 1996 by and among the registrant, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit

         4.3 to the Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission File No. 1-8122).

    4.7 Registration Rights agreement dated as of December 11, 1996 by and among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission File No. 1-8122).

    4.8 Purchase Agreement dated as of January 24, 1997 by and among the Registrant, and Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File No. 1-8122).

    4.9 Stock Purchase Agreement dated as of January 24, 1997 by and between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File No. 1-8122).

    4.10 Registration Rights agreement dated as of January 24, 1997 by and between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File No. 1-8122).

    4.11 Stock Subscription Warrant No. 20 dated December 11, 1996 issued to Joe F. Hanauer Trust.

    4.12 Stock Subscription Warrant No. 21 dated December 11, 1996 issued to Warburg, Pincus Investors, L.P.

    4.13 Stock Subscription Warrant No. 22 dated December 11, 1996 issued to Joe F. Hanauer Trust.

    4.14 Stock Subscription Warrant No. 23 dated December 11, 1996 issued to Warburg, Pincus Investors, L.P.

    4.15 Form of Amendment No. 1 to Stock Subscription Warrants No. 8, 9, 13 and 15 issued to Joe F. Hanauer Trust.

    4.16 Termination of Stockholders Agreement dated as of December 11, 1996 by and among the Registrant, Warburg, Pincus Investors, L.P. and Joe F. Hanauer.

    (10) MATERIAL CONTRACTS

    10.1 Property Management Services Agreement between Axiom Real Estate Management, Inc., a wholly-owned subsidiary of the Registrant, and The Chase Manhattan Bank dated as of January 1, 1997.

    (11) STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

    (27) FINANCIAL DATA SCHEDULE

ITEM 6(b)     REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated October 21, 1996 was filed, reporting under Item 5 the sale of certain notes, common stock warrants and preferred stock (the "Prudential Securities") held in the Company by The Prudential Insurance Company of America to Warburg, Pincus Investors, L.P. ("Warburg"), and the issuance of an option by Warburg to the Company for the sale by Warburg to the Company of the Prudential Securities.

    A Current Report on Form 8-K dated December 4, 1996 was filed, reporting under Item 5 the relocation of the Company's principal offices from San Francisco, California to Northbrook, Illinois.

    A Current Report on Form 8-K dated December 11, 1996 was filed, reporting under Item 5 a series of transactions whereby a portion of the Prudential Securities was purchased by the Company, a new option was issued by Warburg to the Company relating to the purchase of the remainder of the Prudential Securities, and the sale of 2,500,000 shares of Common Stock to the principals of the Kojaian Companies, Southfield, Michigan was consummated.

    SUBSEQUENT EVENT.   A Current Report on Form 8-K dated January 24, 1997 was
filed, reporting under Item 5 a series of transactions whereby the second option to purchase the remainder of the Prudential Securities was exercised by the Company and the sale of 2,500,000 shares of Common Stock to Archon Group, L.P. was consummated.

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


                                  GRUBB & ELLIS COMPANY
                                  ---------------------
                                      (Registrant)




Date:  February 13, 1997          /s/ Brian D. Parker
                                  -------------------------------
                                  Brian D. Parker
                                  Senior Vice President and
                                  Chief Financial Officer

                        Grubb & Ellis Company and Subsidiaries

                                  EXHIBIT INDEX (A)

                       FOR THE QUARTER ENDED DECEMBER 31, 1996

EXHIBIT

(3) ARTICLES OF INCORPORATION AND BYLAWS

    3.3 Certificate of Retirement with Respect to 130,233 shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997.

    3.4 Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company.

(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

    4.11 Stock Subscription Warrant No. 20 dated December 11, 1996 issued to Joe F. Hanauer Trust.

    4.12 Stock Subscription Warrant No. 21 dated December 11, 1996 issued to Warburg, Pincus Investors, L.P.

    4.13 Stock Subscription Warrant No. 22 dated December 11, 1996 issued to Joe F. Hanauer Trust.

    4.14 Stock Subscription Warrant No. 23 dated December 11, 1996 issued to Warburg, Pincus Investors, L.P.

    4.15 Form of Amendment No. 1 to Stock Subscription Warrants No. 8, 9, 13 and 15 issued to Joe F. Hanauer Trust.

    4.16 Termination of Stockholders' Agreement dated as of December 11, 1996 by and among the Registrant, Warburg, Pincus Investors, L.P. and Joe
         F. Hanauer.

(10)     MATERIAL CONTRACTS

    10.1 Property Management Services Agreement between Axiom Real Estate Management, Inc., a wholly-owned subsidiary of the Registrant, and The Chase Manhattan Bank dated as of January 1, 1997.

(11)     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

(27)     FINANCIAL DATA SCHEDULE




(A)  Exhibits incorporated by reference are listed in Item 6(a) of this report.