Form 10-Q
period 1997-03-31
GRUBB & ELLIS CO
filed 1997-05-15
CIK 216039

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1997
                                    ----------------------

                                          OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                      Commission File Number:     1-8122
                                                -----------

                                   GRUBB & ELLIS COMPANY
                (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                               94-1424307
    (State or Other Jurisdication of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

                            2215 Sanders Road, 4th Floor,
                                Northbrook, IL  60062
                          ----------------------------------
                       (Address of Principal Executive Offices)
                                      (Zip Code)

                                    (847) 753-9010
                                 --------------------
                 (Registrant's Telephone Number, Including Area Code)

                                      No Change
                                 --------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)

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

                                      19,499,568
                                 --------------------
                  (Number of Shares Outstanding of the Registrant's
                             Common Stock at May 1, 1997)

                                        PART I




                                FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                 (in thousands, except per share amounts and shares)
                                     (unaudited)


                                                                 For the Three Months        For the Nine Months
                                                                     Ended March 31,            Ended March 31,
                                                            --------------------------    -------------------------

                                                                1997            1996           1997          1996
                                                                ----            ----           ----          ----
Revenue:
    Commercial real estate brokerage commissions             $  38,993     $   28,615     $  138,294     $  117,630
    Real estate services fees, commissions and other             9,600          8,318         30,260         27,046
                                                            ----------     ----------     ----------     ----------
    Total revenue                                               48,593         36,933        168,554        144,676
                                                            ----------     ----------     ----------     ----------

  Costs and Expenses:
    Real estate brokerage and other commissions                 23,302         17,467         84,455         71,081
    Selling, general and administrative                         10,575         11,058         32,863         33,671
    Salaries and wages                                          14,493         12,418         41,103         36,273
    Depreciation and amortization                                  777            674          2,429          1,847
    Special charges and unusual items                            1,097           (110)         1,997            (34)
                                                            ----------     ----------     ----------     ----------
    Total costs and expenses                                    50,244         41,507        162,847        142,838
                                                            ----------     ----------     ----------     ----------
      Total operating income (loss)                             (1,651)        (4,574)         5,707          1,838
Other income and expenses:
    Interest income                                                287            226            638            582
    Other income, net                                               32             15            158            804
    Interest expense to  related parties                          (106)          (777)        (1,431)        (2,248)
                                                            ----------     ----------     ----------     ----------
      Income (loss) before income taxes and extraordinary
       item                                                     (1,438)        (5,110)         5,072            976

Provision for income taxes                                         (28)            (6)           (95)          (164)
                                                            ----------     ----------     ----------     ----------
Income (loss) before extraordinary item                         (1,466)        (5,116)         4,977            812

Extraordinary item - gain on extinguishment of debt              2,000              -          5,576              -
                                                            ----------     ----------     ----------     ----------

    Net income (loss)                                           $  534      $  (5,116)     $  10,553         $  812
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------


              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations, Continued
                 (in thousands, except per share amounts and shares)
                                     (unaudited)

                                                   For the Three Months           For the Nine Months
                                                       Ended March 31,               Ended March 31,
                                                --------------------------     ---------------------------
                                                   1997            1996           1997          1996
                                                   ----            ----           ----          ----
Net income (loss)applicable to
      common stockholders net of
      undeclared dividends earned
      on preferred stock                             $   534        $(5,887)       $ 9,122      $  (1,405)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

Net income (loss) per common
 share and equivalents:
    Primary -
          -from operations                           $  (.07)       $  (.66)        $  .26      $    (.16)
          -from extraordinary gain                       .10              -            .37              -
                                                ------------   ------------   ------------   ------------
                                                     $   .03        $  (.66)        $  .63      $    (.16)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

    Weighted average common
     shares and equivalents
     outstanding                                  19,963,770      8,883,970     15,150,338      8,861,519
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

    Fully diluted -
    - from operations                                $  (.07)        $ (.66)        $  .26        $  (.16)
    - from extraordinary gain                            .10              -            .30              -
                                                ------------   ------------   ------------   ------------
                                                     $   .03        $  (.66)       $   .56      $    (.16)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------


    Weighted average common
     shares and equivalents
     outstanding                                  20,162,084      8,883,970     18,787,134      8,861,519
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------




              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets
                                    (in thousands)

                                        ASSETS
                                     (unaudited)

                                              March 31,       June 30,
                                                1997            1996
                                                ----            ----
Current Assets:
   Cash and cash equivalents                  $  13,106      $  13,547
   Real estate brokerage
      commissions receivable                      1,696            206
   Real estate services fees and
      other commissions receivable                3,805          3,172
   Other receivables                              3,417          4,326
   Prepaids and other current assets              1,009          1,484
                                              ---------      ---------
         Total current assets                    23,033         22,735

Noncurrent Assets:
   Real estate investments held
      for sale and real estate owned                357            537
   Equipment and leasehold
      improvements, net                           5,206          5,194
   Other assets                                   1,837          1,192
                                              ---------      ---------
         Total assets                         $  30,433      $  29,658
                                              ---------      ---------
                                              ---------      ---------


              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets, continued
                 (in thousands, except per share amounts and shares)
                                     (unaudited)

                                                         March 31,    June 30,
                                                          1997          1996
                                                          ----          ----
LIABILITIES

Current Liabilities:
     Accounts payable                                     $   336      $1,652
     Compensation and employee benefits
       payable                                              5,140       5,581
     Accrued severance obligations                          1,082          98
     Accrued office closure costs                           1,161         623
     Accrued claims and settlements                         1,218       1,779
     Other accrued expenses                                 4,439       6,717
                                                        ---------   ---------
             Total current liabilities                     13,376      16,450

Long-Term Liabilities:
          Long-term debt to related party                       -      27,514
          Accrued claims and settlements                   11,113      11,804
          Accrued office closure costs                        449         960
          Other                                               899         405
                                                        ---------   ---------
             Total liabilities                             25,837      57,133
                                                        ---------   ---------

          STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.01 par value:
          1,000,000 shares authorized; 137,160 shares
          of 12% Senior Convertible Preferred Stock
          and 150,000 shares of 5% Junior Convertible
          Preferred Stock outstanding at June 30, 1996          -      32,143
Common stock, $.01 par value:
          25,000,000 shares authorized;
          19,499,568, 8,916,415, and 8,894,688
          shares issued and outstanding at
          March 31, 1997 and June 30, 1996,
          respectively                                        196          90
Additional paid-in capital                                110,709      57,154
Retained deficit                                         (106,309)   (116,862)
                                                        ---------   ---------
          Total stockholders' equity (deficit)              4,596     (27,475)
                                                        ---------   ---------
               Total liabilities and
               stockholders' equity (deficit)           $  30,433   $  29,658
                                                        ---------   ---------
                                                        ---------   ---------

              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                              (unaudited - in thousands)


                                                           For the Nine Months
                                                             Ended March 31,
                                                        ----------------------
                                                          1997         1996
                                                          ----         ----
Cash Flows from Operating Activities:

   Net income                                           $  10,553       $  812
   Extraordinary item - gain on extinguishment of
     debt                                                  (5,576)           -
   Other adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities                                            (2,268)      (3,036)
                                                       ----------   ----------
     Net cash provided by (used in) operating
       activities                                           2,709       (2,224)
                                                       ----------   ----------

Cash Flows from Investing Activities:

   Proceeds from disposition and distributions
     from  real estate joint ventures and real
     estate owned                                             481        1,227
   Purchases of equipment and leasehold
     improvements                                          (1,852)      (1,508)
                                                       ----------   ----------
     Net cash used in investing activities                 (1,371)        (281)
                                                       ----------   ----------

Cash Flows from Financing Activities:

   Proceeds from borrowing                                      -          400
   Repayment of notes payable                                 (29)        (112)
   Repayment of long-term debt to related party           (23,000)           -
   Issuance of common stock                                21,250            -
                                                       ----------   ----------
   Net cash (used in) provided by financing activities     (1,779)         288
                                                       ----------   ----------

Net decrease in cash and cash equivalents                    (441)      (2,217)

Cash and cash equivalents at beginning of period           13,547       11,406
                                                       ----------   ----------

Cash and cash equivalents at end of period              $  13,106     $  9,189
                                                       ----------   ----------
                                                       ----------   ----------

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for:
      Interest                                           $  1,466     $  1,319
      Income taxes                                            126          959



              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

1.   INTERIM PERIOD REPORTING

     The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and controlled partnerships (the "Company"). The Company consolidates Axiom Real Estate Management, Inc. ("Axiom"), which provides property management, facilities management and related services. In January 1996, the Company acquired the minority interest in Axiom increasing its ownership from 74% to 100%. Prior to the acquisition, the related minority interest in operating results has been included in "Other income, net" on the Condensed Consolidated Statements of Operations through the date it was acquired.

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A, for the year ended June 30, 1996, and footnotes thereto.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified to conform to the current presentation.

     Operating results for the three months or nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for future periods.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

2.   INCOME TAXES

     The Company's tax provision is attributable to state and local income taxes assessed on profitable subsidiaries of the Company. Additionally, the provision for income taxes for the nine months ended March 31, 1996 included federal income taxes related solely to Axiom which filed on a separate company basis for tax purposes through the tax year ended December 31, 1995.

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

     Pursuant to the Sale Agreement, Prudential agreed that in the event that Warburg converted its Senior Convertible Preferred Stock to common stock, Prudential would convert its remaining Junior Convertible Preferred Stock to common stock as well. As of the date of the Sale Agreement, Prudential continued to hold 397,549 shares of common stock and 19,767 shares of Junior Convertible Preferred Stock convertible into 352,447 shares of common stock.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

3.   FINANCING TRANSACTIONS (CONTINUED)

     While the Option remained unexercised during the Option period, no interest or dividends accrued or were due or payable on the Prudential Securities; however, the Company was obligated to pay Warburg interest at an initial rate of 10% per annum, increasing to 12% per annum as of February 1, 1997, on Warburg's $23 million investment in the Prudential Securities. In consideration of receipt of the Option, the Company agreed to extend the expiration date of warrants to purchase an aggregate of 1,012,358 shares of common stock of the Company, then held by Warburg, to January 29, 2002.

     EQUITY INVESTMENTS -

     On December 11, 1996, the Company sold 2.5 million shares of its common stock for $10 million to the principals of the Kojaian Companies, Southfield, Michigan. The $10 million was used to purchase from Warburg, and then retire, all of the outstanding PIK Notes (approximately $13.5 million principal amount) and 130,233 shares of Junior Convertible Preferred Stock (convertible into approximately 2.3 million shares of common stock). The repurchase of the PIK Notes resulted in a $3.6 million extraordinary gain on the extinguishment of debt for the quarter ended December 31, 1996. There were no income taxes recorded with respect to the extraordinary gain due to the Company's available net operating loss carryforward. Concurrently, Warburg and Joe F. Hanauer converted all of the Senior Convertible Preferred Stock held by them into an aggregate of 5,168,177 shares of common stock, and Mr. Hanauer agreed to cancel certain warrants held by him. In connection with these transactions, Warburg retained warrants to purchase an aggregate of 325,000 shares of common stock and Joe F. Hanauer received warrants to purchase an aggregate of 25,000 shares of common stock, which Warburg acquired from Prudential. At the same time, Warburg granted the Company a second option (the "Second Option") to purchase the 9.9% Senior Notes and Revolving Credit Note held by Warburg until April 16, 1997 for $13 million, plus interest, and the Option was cancelled. Pursuant to the Sale Agreement, Prudential converted all of its remaining shares of Junior Convertible Preferred Stock into an aggregate of 352,447 shares of common stock.


     On January 24, 1997, the Company sold 2.5 million shares of its common stock for $11.25 million to Archon Group, L.P., a majority owned subsidiary of the international investment bank, Goldman, Sachs & Co. The $11.25 million, together with existing cash, was used to exercise

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

3.   FINANCING TRANSACTIONS (CONTINUED)

     the Second Option and purchase from Warburg, and then retire, the $10 million of outstanding 9.9% Senior Notes and $5 million Revolving Credit Note, at a price equal to $13 million plus accrued interest of approximately $96,000. The purchase of these notes resulted in a $2 million extraordinary gain on the extinguishment of debt for the quarter ended March 31, 1997. There were no income taxes recorded with respect to the extraordinary gain due to the Company's available net operating loss carryforward.

     As a result of the above mentioned transactions, all shares of Senior and Junior Convertible Preferred Stock of the Company were either converted to common stock or retired as of December 31, 1996, extinguishing accrued and unpaid dividends on such stock. Additionally, all long-term debt was eliminated as of January 27, 1997.

4.   REVOLVING CREDIT FACILITY

     On March 13, 1997 the Company entered into a $15 million revolving credit facility (the "Credit Agreement") with PNC Bank, National Association ("PNC") for general corporate purposes and acquisitions. The Credit Agreement expires on March 13, 2001. Currently, the Company has no outstanding borrowings under the Credit Agreement.

     Interest on outstanding borrowings will be due quarterly in arrears and is based upon PNC's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. In connection with the Credit Agreement, the Company incurred commitment and other financing fees totaling $213,000, which will be amortized over the term of the Credit Agreement. Performance of the Company's obligations under the Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement contains certain restrictive covenants, including the prohibition of the payment of dividends, restrictions on the issuance of certain types of preferred stock, and the maintenance of certain financial ratios.

5.   NET INCOME (LOSS) PER COMMON SHARE AND EQUIVALENTS

     Net income (loss) per common share and equivalents computations are based on the weighted average number of common shares and equivalents outstanding. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

5.   NET INCOME (LOSS) PER COMMON SHARE AND EQUIVALENTS (CONTINUED)

     The calculation of net income (loss) per common share and equivalents includes net income (loss), adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends earned as shown below (in thousands). Since all of the preferred stock was either retired or converted to common stock during December, 1996 (see Note
     3), undeclared dividends were only calculated through the date of conversion or retirement.

                             For the                  For the
                      Three Months Ended         Nine Months Ended
                            March 31,               March 31,
                      ------------------       ------------------
                        1997        1996        1997         1996
                      --------    --------    --------     --------

Senior Convertible
  Preferred Stock        $  -       $  557     $  1,032    $  1,589

Junior Convertible
  Preferred Stock           -          214          -           628
                      --------    --------     --------    --------
Total undeclared
  dividends               $  -      $  771     $  1,032    $  2,217
                      --------    --------     --------    --------
                      --------    --------     --------    --------

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

5.   NET INCOME (LOSS) PER COMMON SHARE AND EQUIVALENTS (CONTINUED)

     PRO FORMA INFORMATION -

     The information presented below presents the pro forma impact to net income
     (loss) per common share and equivalents assuming (a) the equity investments of $10 million in December 1996 and $11.25 million in January 1997 described in Note 3 above were made at the beginning of the respective periods, then concurrently (b) all outstanding long-term debt to Prudential was immediately retired and (c) all outstanding Senior and Junior Convertible Preferred Stock was also immediately retired or converted into common stock.



                                                For the Three Months           For the Nine Months
                                                   Ended March 31,               Ended March 31,
                                            -----------------------------  -------------------------
                                                1997           1996            1997           1996
                                                ----           ----            ----           ----
Net income (loss) applicable
   to common stockholders                        $  534      $  (5,887)      $  9,122      $  (1,405)
Add pro forma adjustments -
   Dividends applicable to
     preferred stock                                  -            771          1,431          2,217
   Interest expense to
     related parties                                106            777          1,431          2,248
                                           ------------     ----------     ----------     ----------
Pro forma net income (loss)
   applicable to common stockholders             $  640        $(4,339)       $11,984       $  3,060
                                           ------------     ----------     ----------     ----------
                                           ------------     ----------     ----------     ----------

Pro forma weighted average
   common shares and
   equivalents outstanding                   20,630,437     19,404,594     20,219,393     19,343,886
                                           ------------     ----------     ----------     ----------
                                           ------------     ----------     ----------     ----------

Pro forma net income (loss)
   per common share(A):
   From operations                              $  (.07)       $  (.22)        $  .32         $  .16
   From extraordinary gain                          .10              -            .27              -
                                           ------------     ----------     ----------     ----------
                                                 $  .03        $  (.22)        $  .59           $.16
                                           ------------     ----------     ----------     ----------
                                           ------------     ----------     ----------     ----------


(A) The primary and fully diluted pro forma net income (loss) per common share calculations are the same within each period presented, except for the nine months ended March 31, 1997. Fully diluted pro forma net income per share for this period totalled $.58 per share, and was comprised of $.31 per share from operations and $.27 per share from extraordinary gain.

          The pro forma information is not necessarily indicative of the results of the Company had such transactions occurred on the dates discussed above, nor does such information purport to represent the expected result for future periods.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

6.   IMPACT OF CHANGE IN ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and other common stock equivalents will be excluded. The impact is expected to result in primary earnings per share for the quarter and nine months ended March 31, 1997 of $.03 and $.72 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

7.   COMMITMENTS AND CONTINGENCIES

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

     The Company previously disclosed in its Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A for the year ended June 30, 1996, information concerning a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a class action lawsuit, JOHN W. MATTHEWS, ET AL.
     V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. Since such report, there has been no material change with respect to these matters.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Certain statements in this Quarterly Report on Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties, including those listed from time to time in the Company's SEC Reports, including the Report on Form 10-K for the fiscal year ended June 30, 1996.

RESULTS OF OPERATIONS


REVENUE


The Company's revenue is derived principally from commercial brokerage activities. Property and asset management, mortgage brokerage, appraisal and consulting fees provide substantially all of the remaining revenue.

The Company has historically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with historically higher revenue in the quarters ending June 30, September 30, and December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the three fiscal year period ended June 30, 1996, as a percentage of total annual revenue, ranged from a high of 31.2% to a low of 19.0%, as adjusted to eliminate the effect of operations sold or closed. Additionally, the Company operates in an industry that may be affected by various economic conditions, such as interest rates, and tax and environmental laws.

For the nine months ended March 31, 1997, total revenue of $168.6   million
increased by $23.9 million, or 16.5%, compared to the same period last year.
Commercial brokerage revenue increased $20.7   million, or 17.6%, over the
comparable fiscal year 1996 period, reflecting healthier market conditions overall, as well as inroads the Company has been making to expand market share in specific locations across the country. Other real estate services fees of $30.3 million for the nine months ended March 31, 1997 increased by $3.2 million, or 11.9%, as a result of increased activity in appraisal and consulting services and property management.

Total revenue for the quarter ended March 31, 1997 was $48.6 million, an increase of 31.6% over revenue of $36.9 million for the same period last year. Commercial brokerage revenue increased $10.4 million or 36.3% over the comparable fiscal year 1996 period. Other real estate service fees of $9.6
million increased $1.3   million, or 15.4%, over the prior year period as
described above.

COSTS AND EXPENSES

Real estate brokerage and other commission expense (salespersons' participation) is the Company's major expense and is a direct function of gross brokerage commission revenue levels. As a percentage of total commercial real estate brokerage commission revenue, commercial brokerage salespersons' participation expense increased for the first nine months and decreased for the third quarter of fiscal year 1997 by 12 and 119 basis points, respectively, over the comparable periods in fiscal year 1996. The decrease in the third quarter participation expense percentage was primarily related to higher revenues earned by employee salespersons, whose participation expense is effectively fixed during the first part of the calendar year until their sales production levels exceed certain thresholds.

Total costs and expenses, other than real estate brokerage commission expense and special charges and unusual items, increased by $4.6 million, or 6.4%, for the first nine months of fiscal year 1997 compared to the same period in fiscal year 1996. The increase in costs and expenses was primarily attributable to the $4.8 million increase in salary and wages. Approximately one-half of this increase was due to changes in reserves related to partially self-insured employee benefit programs. The balance of the increase was due to (a) the hiring costs and salaries related to additional senior level executives for the Institutional Services and Corporate Services groups of the commercial brokerage operations, (b) increased salary cost, as opposed to participation expense, due to guarantees provided to commercial brokerage office District and Sales Managers in their initial year of service and (c) the impact of normal annual salary increases.

Total costs and expenses, other than real estate brokerage commission expense and special charges and unusual items, for the quarter ended March 31, 1997 increased by $1.7 million, or 7.0%, compared to the same quarter in fiscal year 1996 due primarily to the higher salary costs described above.

Special charges and unusual items reflect a net charge of $2.0 million and $1.1 million, respectively, for the nine and three month periods ended March 31, 1997. These amounts included a $2.1 million charge for incremental non-recurring costs related to the relocation of the Company's corporate headquarters from San Francisco, California to Northbrook, Illinois. The Company estimates that an additional $400,000 charge will be incurred in the quarter ending June 30, 1997, for similar costs related to the relocation.

As of March 31, 1997, the Company had current accrued severance and office closure costs of approximately $2.2 million, of which $1.1 million of accrued severance costs and $937,000 of accrued office closure costs, net of expected sublease income, are expected to be paid in cash. All of the $449,000 of long-term accrued office closure costs, net of expected sublease income, are expected to be paid in cash over the next five years.

NET INCOME

The net income of $10.6 million, or $.63 per common share, for the nine months ended March 31, 1997 compared favorably to the net income of $812,000, or net loss of $(.16) per common share (reflecting an adjustment for undeclared dividends related to the Senior and Junior Convertible Preferred Stock), for the same period in fiscal year 1996. The increase over the prior year's performance was related to the $5.6 million extraordinary gain on the extinguishment of debt in connection with the financing transactions described above in Note 3 to the Condensed Consolidated Financial Statements, a decrease in interest expense to related parties of $817,000 and higher earnings from commercial brokerage activities. These improvements were offset by $2.0 million more in special charges and unusual items, primarily related to the relocation of the Company's corporate headquarters, and $646,000 less in other income.

The net income of $534,000 or $.03 per common share for the quarter ended March 31, 1997 compared favorably to the net loss of $5.1 million or $(.66) per common share for the same period in fiscal year 1996. The increase over the prior year's performance was related to the $2.0 million extraordinary gain on the extinguishment of debt and higher earnings from commercial brokerage activities, offset by higher special charges and unusual items, primarily related to the relocation of the Company's corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $3.4 million to $9.7 million during the nine months ended March 31, 1997 as the Company reduced its outstanding current liabilities by $3.1 million. Cash and cash equivalents decreased by $441,000 from June 30,1996 to March 31, 1997. Cash provided by operations of $2.7 million was offset by net cash of $1.4 million used in investing activities, primarily for purchases of equipment and leasehold improvements. In addition, the Company raised $21.25 million from the issuance of common stock and used these proceeds along with existing cash to retire all of its outstanding long-term debt and 130,233 shares of Junior Convertible Preferred Stock for a total of $23 million.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels as a result of business activity levels during the quarter ended December 31. Historically, higher revenue is received in the subsequent quarters, increasing the amount of funds available to the Company to meet its operating cash requirements.

The Company believes that its short-term and long-term cash requirements will be met by operating cash flow. Significant progress has been made over the nine month period ended March 31, 1997 towards improving the Company's financial condition. During this period the Company sold 5.0 million shares of its common stock for aggregate gross proceeds of $21.25 million, retired all of the outstanding PIK Notes (approximately $13.5 million principal amount), 9.9% Senior Notes ($10 million principal amount) and the $5 million Revolving Credit Note. As of January 27, 1997, the Company had no outstanding long-term debt. Additionally, the Company retired 130,233 shares of Junior Convertible Preferred Stock (convertible into approximately 2.3 million shares of common stock) and all outstanding shares of Senior Convertible Preferred Stock, and all remaining shares of Junior Convertible Preferred Stock were converted into an aggregate 5,520,624 shares of common stock.

On March 13, 1997 the Company entered into a $15 million revolving credit facility (the "Credit Agreement") with PNC Bank, National Association ("PNC") for general corporate purposes and acquisitions. The Credit Agreement expires on March 13, 2001. Currently, the Company has no outstanding borrowings under the Credit Agreement. Interest on outstanding borrowings will be due quarterly in arrears and is based upon PNC's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. In connection with the Credit Agreement, the Company incurred commitment and other financing fees totaling $213,000, which will be amortized over the term of the Credit Agreement. Performance of the Company's obligations under the Credit Agreement is secured by substantially all of the Company's assets. The Credit Agreement contains certain restrictive covenants, including the prohibition of the payment of dividends, restrictions on the issuance of certain types of preferred stock, and the maintenance of certain financial ratios. See Part II, Item 2(b) for additional information.

For discussion regarding certain financing transactions, see Notes 3 and 4 to Condensed Consolidated Financial Statements, which are hereby incorporated herein by reference.

To the extent that the Company's cash requirements are not met by operating cash flow or borrowings under the Credit Agreement, due to adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expense levels or undertake other actions as may be appropriate.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and other common stock equivalents will be excluded. The impact is expected to result in primary earnings per share for the quarter and nine months ended March 31, 1997 of $.03 and $.72 per share, respectively.
The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                                       PART II




                                  OTHER INFORMATION

                       (Items 1, 3, 4 and 5 are not applicable
                        for the quarter ended March 31, 1997)

ITEM 2.   CHANGES IN SECURITIES

     (b) Effective March 13, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with PNC Bank, National Association ("PNC"), providing for a $15 million revolving credit facility. The facility had not been utilized
at the date of this Report.   The term of the Credit Agreement extends until
March 13, 2001. As security for the facility, PNC has a security interest in the majority of the assets of the Company and its primary subsidiaries. In addition, the material subsidiaries of the Company have guaranteed repayment of any amounts borrowed under the facility. Pursuant to the provisions of the Credit Agreement, the Company is prohibited from the payment of dividends with respect to its capital stock, and from the issuance of preferred stock unless the stock is unredeemable and not subject to any rights with respect to non-payment of dividends other than a right to cumulative dividends prior to the payment of dividends on the common stock. In addition, the consent of PNC is required prior to the amendment of the certificate of incorporation or bylaws of the Company. There are also restrictions on indebtedness, liens, guarantees, loans, investments, acquisitions, and dispositions of assets. The financial covenants of the Credit Agreement include maintaining a ratio of indebtedness to annual cash flow from operations of no more than 3.00, 2.75 and 2.50 to 1.00 at the end of each fiscal quarter during each of the periods from March 31, 1997 to December 31, 1998; March 31, 1999 to December 31, 1999; and March 31, 2000 through December 31, 2000, respectively.

     (c) Sales of Unregistered Securities during the three month period ended March 31, 1997:

     Each of the following transactions was consummated in reliance on Section 4(2) of the Securities Act of 1933, as amended, in that they did not involve a public offering or sale of the Company's securities. Neither of the sales was underwritten.

     On January 24, 1997, the Company sold 2,500,000 shares of Common Stock to Archon Group, L.P. for a purchase price of $4.50 per share, or $11,250,000 in the aggregate. The purchase price was paid in cash.

     On March 26, 1997, the Company issued to Alvin L. Swanson, Jr. 36,345 shares of Common Stock as a result of exercise of stock appreciation rights by Mr. Swanson, which were granted pursuant to the employment agreement dated as of May 20, 1992 by and between the Company and Mr. Swanson, as amended.

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

     3.3 Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

     3.4 Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

     (4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
            INDENTURES

     4.1 First Amendment to Warrant No. 18, held by Warburg, Pincus Investors, L.P., exercisable for 687,358 shares of common stock of the Registrant extending the expiration date to January 29, 2002, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission File No. 1-8122).

     4.2 First Amendment to Warrant No. 19, held by Warburg, Pincus Investors, L.P., exercisable for 325,000 shares of common stock of the Registrant extending the expiration date to January 29, 2002, incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission File No. 1-8122).

     4.3 Option Agreement dated as of December 11, 1996 by and between the Registrant and Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission file No. 1-8122).

     4.4 Stock Purchase Agreement dated as of December 11, 1996 by and among the registrant, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission File No. 1-8122).

     4.5 Registration Rights agreement dated as of December 11, 1996 by and among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian and C.

          Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission File No. 1-8122).

     4.6 Purchase Agreement dated as of January 24, 1997 by and among the Registrant, and Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File No. 1-8122).

     4.7 Stock Purchase Agreement dated as of January 24, 1997 by and between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File No. 1-8122).

     4.8 Registration Rights agreement dated as of January 24, 1997 by and between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File No. 1-8122).

     4.9 Stock Subscription Warrant No. 20 dated December 11, 1996 issued to Joe F. Hanauer Trust, incorporated herein by reference to Exhibit
          4.11 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

     4.10 Stock Subscription Warrant No. 21 dated December 11, 1996 issued to Warburg, Pincus Investors, L.P. , incorporated herein by reference to Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

     4.11 Stock Subscription Warrant No. 22 dated December 11, 1996 issued to Joe F. Hanauer Trust, incorporated herein by reference to Exhibit
          4.13 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

     4.12 Stock Subscription Warrant No. 23 dated December 11, 1996 issued to Warburg, Pincus Investors, L.P. , incorporated herein by reference to Exhibit 4.14 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

     4.13 Form of Amendment No. 1 to Stock Subscription Warrants No. 8, 9, 13 and 15 issued to Joe F. Hanauer Trust, incorporated herein by reference to Exhibit 4.15 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

     4.14 Credit Agreement by and among the Registrant, certain Subsidiaries of the Registrant, and PNC Bank, National Association dated as of March 13, 1997.

     4.15 Subordination Agreement by and among the Registrant, certain Subsidiaries of the Registrant in favor of PNC Bank, National Association dated as of March 13, 1997.

     4.16 Revolving Credit Note executed by the Registrant in favor of PNC Bank, National Association in the amount of up to $15 million dated as of March 13, 1997.

     4.17 Letter dated March 12, 1997 from IBM Credit Corporation to Axiom Real Estate Management, Inc., acknowledging release of collateral and discharge of all obligations under Revolving Loan and Security Agreement dated October 19, 1995.

     (10) MATERIAL CONTRACTS

     10.1 Master Collateral Assignment of Contract Rights to PNC Bank, National Association by the Registrant and Subsidiaries of the Registrant dated as of March 13, 1997.

     10.2 Master Agreement of Guaranty and Suretyship by and between the Registrant and Subsidiaries of the Registrant in favor of PNC Bank National Association dated as of March 13, 1997.

     10.3 Pledge Agreement among the Registrant, certain Subsidiaries of the Registrant and PNC Bank, National Association dated as of March 13, 1997.

     10.4 Security Agreement by and among the Registrant, certain Subsidiaries of the Registrant and PNC Bank, National Association dated as of March 13, 1997.

     10.5 Trademark Security Agreement by the Registrant in favor of PNC Bank, National Association dated as of March 13, 1997.


     (11) STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

     (27) FINANCIAL DATA SCHEDULE

ITEM 6(b) REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated January 24, 1997 was filed, reporting under Item 5 a series of transactions whereby the Company sold 2,500,000 shares of Common Stock to Archon Group, L.P. and purchased the remainder of the Prudential Securities (as defined in Note 3 to the Condensed Consolidated Financial Statements).

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GRUBB & ELLIS COMPANY
                                       -----------------------
                                            (Registrant)




Date:  May 15, 1997                     /s/ Brian D. Parker
                                        ---------------------
                                        Brian D. Parker
                                         Senior Vice President and
                                         Chief Financial Officer

              Grubb & Ellis Company and Subsidiaries

                        EXHIBIT INDEX (A)

               FOR THE QUARTER ENDED MARCH 31, 1997

EXHIBIT


(4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

  4.14 Credit Agreement by and among the Registrant, certain Subsidiaries of the Registrant, and PNC Bank, National Association dated as of March 13, 1997.

  4.15 Subordination Agreement by and among the Registrant, certain Subsidiaries of the Registrant in favor of PNC Bank, National Association dated as of March 13, 1997.

  4.16 Revolving Credit Note executed by the Registrant in favor of PNC Bank, National Association in the amount of up to $15 million dated as of March 13, 1997.

  4.17 Letter dated March 12, 1997 from IBM Credit Corporation to Axiom Real Estate Management, Inc., acknowledging release of collateral and discharge of all obligations under Revolving Loan and Security Agreement dated October 19, 1995.

(10)   MATERIAL CONTRACTS

  10.1 Master Collateral Assignment of Contract Rights to PNC Bank, National Association by the Registrant and Subsidiaries of the Registrant dated as of March 13, 1997.

  10.2 Master Agreement of Guaranty and Suretyship by and between the Registrant and Subsidiaries of the Registrant in favor of PNC Bank National Association dated as of March 13, 1997.


  10.3 Pledge Agreement among the Registrant, certain Subsidiaries of the Registrant and PNC Bank, National Association dated as of March 13, 1997.

  10.4 Security Agreement by and among the Registrant, certain Subsidiaries of the Registrant and PNC Bank, National Association dated as of March 13, 1997.

  10.5 Trademark Security Agreement by the Registrant in favor of PNC Bank, National Association dated as of March 13, 1997.

(11)      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

(27)      FINANCIAL DATA SCHEDULE


(A)  Exhibits incorporated by reference are listed in Item 6(a) of this report.