Form 10-K
period 1997-06-30
GRUBB & ELLIS CO
filed 1997-09-26
CIK 216039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 1-8122.

                           --------------------------

                             GRUBB & ELLIS COMPANY

             (Exact name of registrant as specified in its charter)

           DELAWARE                    94-1424307
(State or other jurisdiction of      (IRS Employer
incorporation or organization)    Identification No.)

                         2215 SANDERS ROAD, SUITE 400,
                              NORTHBROOK IL, 60062
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (847) 753-7500
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS     NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------  ----------------------------------------------
    Common Stock                 New York Stock Exchange
                                     Pacific Exchange

                           --------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting common stock held by non-affiliates of the registrant as of August 12, 1997 was approximately $74,385,000.

    The number of shares outstanding of the registrant's common stock as of August 12, 1997 was 19,511,243 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 1997) are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GRUBB & ELLIS COMPANY
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
COVER PAGE                                                                                                            1
TABLE OF CONTENTS                                                                                                     2

Part I.
  Item 1.              Business                                                                                       3
  Item 2.              Properties                                                                                     5
  Item 3.              Legal Proceedings                                                                              5
  Item 4.              Submission of Matters to a Vote of Security Holders                                            5

Part II.
  Item 5.              Market for the Registrant's Common Equity and Related Stockholder Matters                      6
  Item 6.              Selected Financial Data                                                                        7
  Item 7.              Management's Discussion and Analysis of Financial Condition and Results of                     8
                         Operations
  Item 7A.             Quantitative and Qualitative Disclosures About Market Risk                                    12
  Item 8.              Financial Statements and Supplementary Data                                                   13
  Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          34

Part III.
  Item 10.             Directors and Executive Officers of the Registrant                                            35
  Item 11.             Executive Compensation                                                                        35
  Item 12.             Security Ownership of Certain Beneficial Owners and Management                                35
  Item 13.             Certain Relationships and Related Transactions                                                35

Part IV.
  Item 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              36

SIGNATURES                                                                                                           40
EXHIBIT INDEX

                             GRUBB & ELLIS COMPANY
                                     PART I
                            ------------------------

ITEM 1. BUSINESS
  GENERAL

    Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (the "Company") is a full service commercial real estate company that provides services to real estate owners/investors and tenants including transaction services and property and facilities management. Additionally, the Company provides financial advisory services as well as consulting and strategic services with respect to commercial real estate. The Company is one of the nation's largest publicly traded commercial real estate firms, based on total revenues.

    Property and facilities management services are provided by Grubb & Ellis Management Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company since January 24, 1996 (at which time GEMS was a majority owned subsidiary). GEMS (formerly Axiom Real Estate Management, Inc.) elected to change its name in September 1997. GEMS has approximately 90.6 million square feet of property under management, while the Company's affiliates manage an additional 19.3 million square feet.

    Currently, the Company has offices and affiliates in 69 markets throughout the United States, with approximately 4,000 professionals and staff. Internationally, the Company serves the needs of its multinational clients through its European headquarters in London.

STRATEGIC INITIATIVES

    In fiscal 1997, the Company launched several initiatives designed to help meet its goal of enhancing the quality of its service lines and expanding and diversifying sources of revenue beyond traditional commercial brokerage. The Company established the Corporate Services Group and Institutional Services Group, which will utilize an innovative relationship management system to allow the Company to respond to the increasing demand from major corporate and institutional clients for expanded services through a single point of contact. The Company also launched a national affiliate program, which will enable it to enter markets where it previously did not have a formal presence and to better meet the multi-market needs of national clients. Currently, the Company has formed alliances with 13 independent brokerage firms with a presence in 16 geographic or metropolitan markets in the United States. The Company has also begun to invest in technology systems designed to keep it competitive in future years. Among them is a state-of-the-art, company-wide information sharing and research network, to be implemented over the next 12 to 18 months, which the Company believes will enable professional staff across all offices to work more efficiently, access the latest market intelligence, and more fully address clients' needs. In addition, the Company moved its corporate headquarters' operations from San Francisco to Northbrook, Illinois, in the third quarter of the year. By relocating to the Midwest, the Company's senior management team is now in closer proximity to a larger number of corporate and institutional clients. The relocation also enhances the Company's ability to provide support to its offices around the country.

ORGANIZATION

    The Company is organized to provide the following real estate related services:

TRANSACTION SERVICES

    The Company represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transactions involve various types of commercial real estate including office, industrial, retail and land. Historically, these services have represented a significant majority of the Company's revenue.

MANAGEMENT SERVICES

    GEMS provides comprehensive property management, leasing and related services for properties owned primarily by institutional investors, along with facilities management services for corporate users. Related services include asset management, product/agency leasing, lease administration, business services and engineering services.

OTHER SERVICES

    The Company addresses the financial related needs of its clients, including mortgage brokerage, investment analysis, appraisals and development financing, through established relationships with more than 200 lenders and investors. The Company's Corporate Services Group and Institutional Services Group deliver consulting and strategic planning services to their major clients. These include site selection, feasibility studies, exit strategies, market forecasts and demographics and research services.

COMPETITION

    The Company competes in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other real estate service providers, but also from mortgage banking, accounting and appraisal firms. Due to the relative strength and longevity of the Company's position in the markets in which it presently operates, its ability to offer clients a range of ancillary real estate services on a local, regional and national basis, decreased competition in certain markets and the Company's improved capital base, the Company believes that it can operate successfully in the future in this highly competitive industry, although there can be no assurances in this regard.

ENVIRONMENTAL REGULATION

    A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject the Company to liability to a buyer or lessee of property or to a purchaser of a mortgage loan. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which have not, but could adversely affect the Company's transaction and management services. The Company's financial results and competitive position for the fiscal year 1997 have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned.

SEASONALITY

    The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 1997, 1996 and 1995, as a percentage of total annual revenue, ranged from a high of 31.1% to a low of 19.0%.

SERVICE MARKS

    The Company has registered tradenames and service marks for the "Grubb & Ellis" name and logo. The right to use the "Grubb & Ellis" name is considered an important asset of the Company, and the Company actively defends and enforces such service marks.

REAL ESTATE MARKETS

    The Company's business is highly dependent on the commercial real estate markets, which in turn are impacted by such factors as the general economy, interest rates and demand for real estate in local markets. Changes in one or more of these factors could affect the Company's business, and either favorably or unfavorably impact the volume of transactions and prices or lease terms for real estate. Consequently, the Company's revenues from brokerage commissions and property management fees, operating results, cash flow and financial condition would also be impacted by changes in these factors.

ITEM 2. PROPERTIES

    The Company leases all of its office space. The terms of the leases vary depending on the size and location of the office. As of June 30, 1997, the Company leased approximately 568,000 square feet of office space in 63 locations under leases which expire at various dates through November 2005. For those leases which are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs. For further information, see Note 9 of the Notes to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 3. LEGAL PROCEEDINGS

    The information called for by Item 3 is included in Note 9 of the Notes to the Consolidated Financial Statements under Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                             GRUBB & ELLIS COMPANY
                                    PART II
                            ------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The principal markets for the Company's common stock are the New York Stock Exchange ("NYSE") and the Pacific Exchange. The following table sets forth the high and low sales prices of the Company's common stock on the NYSE for each quarter of the years ended June 30, 1997 and 1996.

                                1997                1996
                          -----------------   -----------------
                           HIGH       LOW      HIGH       LOW
                          -------   -------   -------   -------
First Quarter...........  $ 4 3/4   $ 3 1/4   $ 2 3/4   $ 1 7/8
Second Quarter..........    4 3/4     4         2 5/8     1 7/8
Third Quarter...........   10 1/8     4 1/4     3         1 7/8
Fourth Quarter..........   17 1/8     9         5 1/4     2 1/4

    As of August 12, 1997, there were 2,240 registered holders of the Company's common stock and 19,511,243 shares of common stock outstanding, of which 14,692,765 were held by persons who may be considered "affiliates" of the Company, as defined in Federal securities regulations. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options held by affiliates (see Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this report), or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

    No cash dividends were declared on the Company's common or preferred stock during the years ended June 30, 1997 or 1996, and the Company does not anticipate paying cash dividends in the foreseeable future. The Company is prohibited from paying dividends on its common stock by the terms of its revolving credit facility with PNC Bank, N.A. See Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Report. The Company's preferred stock was either retired or converted to common stock by February 1997.

    The Company currently meets the criteria of the NYSE for the continued listing of its common stock. The Company previously reported that for some time it had not met certain criteria.

ITEM 6. SELECTED FINANCIAL DATA

    Five Year Comparison of Selected Financial and Other Data for the Company:

                                                               FOR THE YEARS ENDED JUNE 30,(1)
                                            ---------------------------------------------------------------------
                                                1997           1996          1995          1994          1993
                                            -------------  ------------  ------------  ------------  ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Total revenue.............................  $     228,630  $    193,728  $    185,784  $    185,182  $    207,410
Net income (loss).........................         19,010         2,102         1,556       (17,540)      (58,186)
Dividends applicable to preferred
  stockholders:
  Accretion of liquidation preference.....       --             --               (877)       (2,494)         (998)
  Dividends in arrears....................         (1,431)       (3,012)       (1,862)      --            --
Provision for income taxes................           (372)         (198)         (448)         (597)         (500)
Reduction in deferred tax asset valuation
  allowance...............................          3,220       --            --            --            --
Net income (loss) applicable to common
  stockholders............................         17,579          (910)       (1,183)      (20,034)      (59,184)
Net income (loss) per common share and
  equivalents
  -- Primary..............................           1.04          (.10)         (.16)        (4.92)       (15.66)
  -- Fully diluted........................            .93          (.10)         (.16)        (4.92)       (15.66)
Weighted average common shares and
  equivalents
  -- Primary..............................     17,259,655     8,870,720     7,271,257     4,073,715     3,778,645
  -- Fully diluted........................     20,427,140     8,870,720     7,271,257     4,073,715     3,778,645
OTHER DATA:
EBITDA (2)................................  $      17,629  $      7,418  $      4,427  $        841  $     (6,214)

------------------------

(1) Net income (loss) and per share data reported on the above table reflect other non-recurring expenses in the amounts of $2.4 million, $13.2 million and $44.9 million for the fiscal years ended June 30, 1997, 1994 and 1993, respectively. Other non-recurring income of $462,000 and $2.6 million is included in the results for the fiscal years ended June 30, 1996 and 1995, respectively. Net income for the year ended June 30, 1997 includes $5.4 million in extraordinary gain, net of taxes, on the extinguishment of debt. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to Consolidated Financial Statements.

(2) The Company defines EBITDA as earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude other non-recurring income and expense and extraordinary items, which may not be comparable to measures of the same title reported by other companies.

                                                                    AS OF JUNE 30,                  (UNAUDITED)
                                       -------------------------------------------------------------------------
                                                                                                   -------------
                                           1997           1996           1995           1994           1993
                                       -------------  -------------  -------------  -------------  -------------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, SHARES AND STAFF DATA)
CONSOLIDATED BALANCE SHEET DATA:
Total assets.........................  $      36,696  $      29,658  $      29,741  $      32,142  $      43,628
Working capital (deficit)............         16,985          8,064          5,051        (14,308)         3,750
Long-term debt.......................       --               27,514         26,328         16,402         19,731
Other long-term liabilities..........         12,700         14,948         14,668         15,990         24,194
Redeemable convertible preferred
  stock..............................       --             --             --               31,308         26,681
Stockholders' equity (deficit).......         12,923        (27,475)       (29,793)       (73,538)       (53,638)
Book value per common share..........            .66          (3.08)         (3.38)        (17.87)        (13.21)
Common shares outstanding............     19,509,952      8,916,415      8,810,220      4,114,549      4,060,268
Total staff..........................          3,800          2,900          3,100          3,000          4,300

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Information contained in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors, which could adversely affect the Company's ability to obtain these results, include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of the new initiatives and investments and (vi) other factors described elsewhere in this Annual Report.

                             RESULTS OF OPERATIONS

OVERVIEW

    The Company reported net income of $19.0 million for the year ended June 30, 1997, and made significant progress toward improving its financial condition during the year. Aggregate gross proceeds of $21.25 million of equity capital was raised from two strategic investors, enabling the Company to retire all of its long-term debt. All outstanding Senior and Junior Convertible Preferred Stock was either retired or converted into common stock, extinguishing $10.7 million of accrued and undeclared dividends on such stock. Additionally, the Company secured a $15 million revolving credit facility for general working capital purposes. Finally, the corporate headquarters operations were moved from San Francisco, California to Northbrook, Illinois. The move is intended to serve the long-term interests of the Company by providing better access to its corporate and institutional clients.

    The Company's transaction service commissions revenue, fueled by a continued strong economy and commercial real estate markets, increased to $188.7 million in fiscal year 1997, approximately 19.6% higher than fiscal year 1996. The Company established its Institutional Services Group and Corporate Services Group which provide value-added services for multi-market real estate owners and investors, delivered through a single point of contact. The Company also established a national affiliates program to enter markets in which the Company did not have a formal presence and to better meet the multi-market needs of national clients. Currently, the Company has formed alliances with 13 independent brokerage firms with a presence in 16 geographic or metropolitan markets in the United States.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996
REVENUE

    Total revenue for fiscal year 1997 was $228.6 million, an increase of $34.9 million or 18.0% over fiscal year 1996, reflecting a continued strong national economy, robust commercial real estate markets and increased business activity across the Company's service lines. This improvement related primarily to a $31.1 million increase in transaction service commissions over fiscal year 1996. Management services and other fees of $39.9 million for fiscal year 1997 increased by $3.8 million, or 10.4%, as a result of increased activity in business services, property and facilities management, and other services fees.

COSTS AND EXPENSES

    Transaction service commission expense is the Company's major expense and is a direct function of gross transaction service commission revenue levels. As a percentage of transaction service commission revenue, related commission expense remained relatively unchanged for fiscal year 1997 as compared to fiscal year 1996.

    Total costs and expenses, other than transaction service commission expense and other non-recurring expenses, increased by $5.8 million, or 6.1%, for fiscal year 1997 compared to fiscal year 1996. The increase in costs and expenses was primarily attributable to the $7.5 million increase in salary and wages. Approximately $2.2 million of this increase was due to a reduction in reserves in fiscal year 1996 related to partially self-insured employee benefit programs. The balance of the increase was due to (a) the hiring costs and salaries related to additional senior level executives for the Institutional Services Group and Corporate Services Group, (b) increased salary cost (as opposed to participation expense) related to salary guarantees provided to District and Sales Managers in their initial year of service and (c) the impact of normal annual salary increases and incentive bonuses.

    Other non-recurring expenses of $2.4 million consist primarily of costs related to the relocation of the Company's corporate headquarters from San Francisco, California to Northbrook, Illinois.

    Interest expense to related parties decreased by $1.6 million, or 52%, resulting from the repayment of the Company's long-term debt in two installments during December 1996 and January 1997. The terms of the repayment also provided for a portion of the debt to be forgiven. As a result, the Company recognized an extraordinary gain of $5.4 million, net of taxes, in fiscal year 1997 related to this extinguishment of debt.

INCOME TAXES

    GEMS has been included in the Company's consolidated tax return beginning with calendar year 1996, due to the Company's purchase of the minority interest in GEMS in January 1996, as described in Note 1 of the Notes to Consolidated Financial Statements.

    The Company maintains a fiscal year ending June 30 for financial reporting purposes and reports on the calendar year on a consolidated basis for income tax purposes. As of June 30, 1997, the Company had net deferred tax assets of $19.5 million, with approximately $12.0 million of the net deferred tax assets relating to tax net operating loss and credit carryforwards which will be available to offset future taxable income through 2010. The Company has recorded a valuation allowance for $16.3 million against the deferred tax assets as of June 30, 1997 and will continue to do so until such time as management believes that it is more likely than not that the Company will generate taxable income sufficient to realize such tax benefits. The Company recognized a $3.2 million deferred tax benefit during fiscal 1997 which represented a partial reduction of the valuation allowance for the net deferred tax assets. Management believes that, due to favorable economic conditions, the elimination of debt and the recent trend of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the deferred tax asset. Although uncertainties exist as to these fiscal year 1998 events, the Company will continue to review its operations periodically to assess the realizability of its deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this report for additional information.

NET INCOME

    The Company reported net income of $19.0 million and $2.1 million for fiscal years 1997 and 1996, respectively. Net income for fiscal year 1997 included non-recurring expenses, a deferred tax benefit and an extraordinary gain, all of which, when netted, totaled $6.2 million, while net income for fiscal year 1996 included non-recurring income of $462,000. Excluding the effect of these items, net income in fiscal year 1997 was $12.8 million as compared to $1.6 million for fiscal year 1996.

    The accrued and undeclared dividends on the Company's convertible senior and junior preferred stock totaled $1.4 million in fiscal year 1997, prior to the conversion or retirement of all such stock in December 1996, and $3.0 million in fiscal year 1996. Earnings per common share, including such accrued dividends, of $1.04 and $.93 on a primary and fully diluted basis, respectively, were earned in fiscal year 1997, as compared to a loss of $.10 per share on both a primary and fully diluted basis in fiscal year 1996.

STOCKHOLDERS' EQUITY (DEFICIT)

    During fiscal year 1997, stockholders' equity increased $40.4 million to $12.9 million from a deficit of $27.5 million at June 30, 1996. In addition to net income of $19.0 million for fiscal year 1997, the Company received $21.0 million, net of related costs, in connection with two common stock transactions that raised new capital from two strategic investors. See Note 5 of Notes to Consolidated Financial Statements for additional information. The book value per common share issued and outstanding increased to $.66 at June 30, 1997 from $(3.08) at June 30, 1996.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

REVENUE

    Total revenue for fiscal year 1996 was $193.7 million, an increase of $7.9 million or 4.3% over fiscal year 1995. Revenue from transaction service commissions increased in fiscal year 1996 by $5.4 million or 3.6% over fiscal year 1995, reflecting a slower than anticipated growth in the market for commercial real estate. Management services and other fees of $36.2 million in fiscal year 1996 increased $2.5 million or 7.6% over fiscal year 1995. The increase in these revenues related primarily to a $1.9 million increase in property and facilities management fees over fiscal year 1995.

COSTS AND EXPENSES

    Transaction service commission expense is the Company's major expense and is a direct function of gross transaction service commission revenue levels. As a percentage of transaction service commission revenue in fiscal year 1996, transaction service commission expense increased by approximately 1.4% over fiscal year 1995 primarily due to the performance of top service professionals and the Company's commitment to strengthen its work force by adding seasoned professionals.

    Total costs and expenses, other than transaction service commission expense and other non-recurring income, were $95.8 million in fiscal year 1996, only .7% higher than fiscal year 1995.

    Other non-recurring income of $462,000 and $2.6 million was recognized in fiscal year 1996 and fiscal year 1995, respectively. The fiscal year 1996 income included recoveries of $987,000 primarily related to previously established reserves for severance and office closure costs, which were partially offset by a

$525,000 charge for severance costs for a senior executive related to restructuring the operations of GEMS. The fiscal year 1995 income of $2.6 million also represented recoveries of previously established reserves for severance and office closure costs, of which approximately $1.4 million related to closing certain offices more efficiently than initially estimated and $930,000 related to the reversal of the remaining net office lease liability of the Company's residential brokerage operations.

INCOME TAXES

    The fiscal year 1996 and fiscal year 1995 provision for income taxes consists of state and local income taxes assessed on profitable subsidiaries of the Company and federal income taxes related solely to GEMS, the Company's subsidiary which filed on a separate basis for tax purposes through calendar 1995.

NET INCOME

    The Company reported net income of $2.1 million and $1.6 million for fiscal years 1996 and 1995, respectively. Net income included $462,000 and $2.6 million of other non-recurring income in fiscal years 1996 and 1995, respectively. Other income in fiscal year 1996 included $818,000, representing the net gain in the sale of a note secured by certain real estate.

    The accrued and unpaid dividends on the Company's convertible senior and junior preferred stock amounted to $3.0 million and $2.7 million for fiscal years 1996 and 1995, respectively. Taking into effect such dividends, the net loss per common share of $0.10 for fiscal year 1996 compared favorably to a net loss of $0.16 per common share for fiscal year 1995.

STOCKHOLDERS' DEFICIT

    During fiscal year 1996, stockholders' deficit decreased by $2.3 million from fiscal 1995 as a result of fiscal year 1996 net income of $2.1 million, and $216,000 related to common stock issued in connection with the employee stock purchase plan and the matching contribution by the Company to the employee 401(k) plan. The book value per common share increased from $(3.38) at June 30, 1995 to $(3.08) per common share at June 30, 1996 as a result of the above mentioned changes.

                        LIQUIDITY AND CAPITAL RESOURCES

    During fiscal year 1997, cash and cash equivalents increased by $3.2 million, primarily as a result of $8.0 million of net cash provided by operating activities offset by $2.7 million of net cash used in investing activities and $2.1 million of net cash used in financing activities. Net cash provided by operating activities was significantly impacted by a decrease in the Company's accrued claims and settlements as well as other accrued expenses. The net cash used in investing activities related primarily to $3.2 million of purchases of equipment and leasehold improvements, offset by $513,000 of proceeds from the disposition of real estate and distributions from real estate joint ventures. The net cash used in financing activities related to the Company's use of $21.25 million from the issuance of common stock to two strategic investors, along with $1.75 million of existing cash reserves, to retire all of its outstanding long-term debt and 130,233 shares of Junior Convertible Preferred Stock.

    Working capital increased by $8.9 million to $17.0 million at June 30, 1997 primarily as a result of the increase in cash and cash equivalents of $3.2 million, the recognition of a deferred tax benefit of $3.2 million and a reduction of current liabilities of $3.6 million.

    The Company believes that its short-term and long-term cash requirements will be met by operating cash flow. Significant progress has been made during fiscal year 1997 towards improving the Company's financial condition. During this period the Company sold 5.0 million shares of its common stock for aggregate gross proceeds of $21.25 million, retired all of the outstanding Payment-in-Kind Notes (approximately $13.6 million of principal and accrued interest), Senior Notes ($10 million principal amount) and the $5 million Revolving Credit Note. As of January 27, 1997, the Company had no outstanding long-term debt. Additionally, the Company retired 130,233 shares of Junior Convertible Preferred Stock. All outstanding shares of Senior Convertible Preferred Stock and all remaining shares of Junior Convertible Preferred Stock were converted into an aggregate 5,520,624 shares of common stock.

    On March 13, 1997 the Company entered into a $15 million revolving credit facility (the "Credit Agreement") with PNC Bank, National Association ("PNC") for general corporate purposes. The Credit Agreement expires on March 13, 2001. Currently, the Company has no outstanding borrowings under the Credit Agreement. Interest on outstanding borrowings will be due quarterly in arrears and is based upon PNC's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. In connection with the Credit Agreement, the Company incurred commitment and other financing fees totaling $445,000, which will be amortized over the term of the Credit Agreement. Performance of the Company's obligations under the Credit Agreement is secured by substantially all of the Company's assets.

    For discussion regarding financing and capital related transactions, see
Note 5 of Notes to Consolidated Financial Statements in Item 8 of this report.

    To the extent that the Company's cash requirements are not met by operating cash flow or borrowings under the Credit Agreement, due to adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expense levels or undertake other actions as may be appropriate under the circumstances.

    The Company has increased its investment in various business and financial system technology initiatives, entering into preliminary contracts for intranet, human resources, and transaction services information systems. The Company's contracted commitments for these systems, including required computer hardware additions and upgrades, total approximately $1,400,000, with additional commitments being contemplated.

DIVIDENDS

    The Company's $15 million revolving credit facility contains certain restrictive covenants including the prohibition of the payment of dividends, restrictions on acquisitions, dispositions of assets, indebtedness, liens, investments, the extension of credit and the issuance of certain types of preferred stock, and the maintenance of a certain ratio of debt to cash flow. As of June 30, 1997, the Company was in compliance with all covenants of the Credit Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Grubb & Ellis Company

    We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Chicago, Illinois
August 18, 1997

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                         1997           1996
                                                                                     -------------  -------------
Current assets:
  Cash and cash equivalents........................................................  $      16,790  $      13,547
  Commissions, management and other service fees receivable........................          4,694          3,378
  Other receivables................................................................          2,097          4,326
  Prepaids and other current assets................................................          1,257          1,484
  Deferred taxes...................................................................          3,220       --
                                                                                     -------------  -------------
        Total current assets.......................................................         28,058         22,735
Noncurrent assets:
  Equipment and leasehold improvements, net........................................          5,988          5,194
  Transaction service commissions and management service and other fees
    receivable.....................................................................            525            100
  Other assets.....................................................................          2,125          1,629
                                                                                     -------------  -------------
        Total assets...............................................................  $      36,696  $      29,658
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................................................  $       1,938  $       1,652
  Compensation and employee benefits payable.......................................          4,568          5,380
  Accrued office closure costs.....................................................            788            623
  Other accrued expenses...........................................................          3,779          7,016
                                                                                     -------------  -------------
        Total current liabilities..................................................         11,073         14,671
Long-term liabilities:
  Long-term debt to related party..................................................       --               27,514
  Accrued claims and settlements...................................................         10,512         13,583
  Accrued office closure costs.....................................................            308            960
  Other liabilities................................................................          1,880            405
                                                                                     -------------  -------------
        Total liabilities..........................................................         23,773         57,133
                                                                                     -------------  -------------
Stockholders' equity (deficit):
  Preferred stock, $.01 par value: 1,000,000 shares authorized; 137,160 shares of
    12% Senior Convertible Preferred Stock and 150,000 shares of 5% Junior
    Convertible Preferred Stock outstanding at June 30, 1996.......................       --               32,143
  Common stock, $.01 par value: 25,000,000 shares authorized; 19,509,952 and
    8,916,415 shares issued and outstanding at June 30, 1997 and 1996,
    respectively...................................................................            196             90
  Additional paid-in-capital.......................................................        110,579         57,154
  Retained earnings (deficit)......................................................        (97,852)      (116,862)
                                                                                     -------------  -------------
        Total stockholders' equity (deficit).......................................         12,923        (27,475)
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity (deficit).......................  $      36,696  $      29,658
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           1997          1996          1995
                                                                       ------------  ------------  ------------
Revenue
  Transaction service commissions....................................  $    188,686  $    157,562  $    152,160
  Management services and other fees.................................        39,944        36,166        33,624
                                                                       ------------  ------------  ------------
        Total revenue................................................       228,630       193,728       185,784
                                                                       ------------  ------------  ------------
Costs and expenses
  Transaction service commissions....................................       113,460        95,037        89,596
  Salaries and wages.................................................        55,095        47,562        46,565
  Selling, general and administrative................................        43,567        45,706        46,602
  Depreciation and amortization......................................         2,964         2,546         2,012
  Other non-recurring expenses (income)..............................         2,431          (462)       (2,606)
                                                                       ------------  ------------  ------------
        Total costs and expenses.....................................       217,517       190,389       182,169
                                                                       ------------  ------------  ------------
        Total operating income.......................................        11,113         3,339         3,615
Other income and expenses
  Interest income....................................................           840           689           773
  Other income, net..................................................           281         1,306           633
  Interest expense to related parties................................        (1,453)       (3,034)       (3,017)
                                                                       ------------  ------------  ------------
        Income before income taxes and extraordinary item............        10,781         2,300         2,004
Net benefit (provision) for income taxes.............................         2,848          (198)         (448)
                                                                       ------------  ------------  ------------
Income before extraordinary item.....................................        13,629         2,102         1,556
Extraordinary item -- gain on extinguishment of debt, net of taxes of
  $195...............................................................         5,381       --            --
                                                                       ------------  ------------  ------------
        Net income...................................................  $     19,010  $      2,102  $      1,556
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Net income (loss) applicable to common stockholders, net of
  undeclared dividends earned on preferred stock in the amounts of
  $1,431, $3,012, and $2,739 for the years ended June 30, 1997, 1996,
  and 1995, respectively.............................................  $     17,579  $       (910) $     (1,183)
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Net income (loss) per common share and equivalents:
Primary --
  -- from operations.................................................  $        .73  $       (.10) $       (.16)
  -- from extraordinary gain.........................................           .31       --            --
                                                                       ------------  ------------  ------------
                                                                       $       1.04  $       (.10)         (.16)
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
  Weighted average common shares and equivalents outstanding.........    17,259,655     8,870,720     7,271,257
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Fully diluted --
  -- from operations.................................................  $        .67  $       (.10) $       (.16)
  -- from extraordinary gain.........................................           .26       --            --
                                                                       ------------  ------------  ------------
                                                                       $        .93  $       (.10) $       (.16)
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
  Weighted average common shares and equivalents outstanding.........    20,427,140     8,870,720     7,271,257
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK                                                  TOTAL
                                           ------------------------               ADDITIONAL    RETAINED    STOCKHOLDERS
                                           OUTSTANDING                PREFERRED     PAID-IN     EARNINGS       EQUITY
                                             SHARES       AMOUNT        STOCK       CAPITAL     (DEFICIT)    (DEFICIT)
                                           -----------  -----------  -----------  -----------  -----------  ------------
Balance as of June 30, 1994..............   4,114,549   $        42  $   --       $    46,940  $  (120,520)  $  (73,538)
Accretion of liquidation preference on
  preferred stock........................      --           --           --              (877)     --              (877)
Elimination of mandatory redemption
  provision on preferred stock:
  12% Senior Convertible Preferred
    Stock................................      --           --            15,945      --           --            15,945
  5% Junior Convertible Preferred Stock..      --           --            16,198      --           --            16,198
Warrants issued in connection with 1994
  Recapitalization.......................      --           --           --               259      --               259
Common stock issued for:
  Stockholder rights offering and standby
    commitment...........................   4,361,975            44      --             9,847      --             9,891
  Litigation settlements.................     299,898             3      --               678      --               681
Employee Common Stock purchases..........      23,798       --           --                61      --                61
Employee 401(k) plan matching
  contribution...........................      10,000       --           --                31      --                31
Net income...............................      --           --           --           --             1,556        1,556
                                           -----------  -----------  -----------  -----------  -----------  ------------
Balance as of June 30, 1995..............   8,810,220            89       32,143       56,939     (118,964)     (29,793)

Employee common stock purchases and
  exercise of common stock options.......      52,665       --           --               108      --               108
Employee 401(K) plan matching
  contribution...........................      53,530             1      --               107      --               108
Net income...............................      --           --           --           --             2,102        2,102
                                           -----------  -----------  -----------  -----------  -----------  ------------
Balance as of June 30, 1996..............   8,916,415            90       32,143       57,154     (116,862)     (27,475)

Employee common stock purchases and
  exercise of common stock options.......      72,913             1      --               430      --               431
Issuance of common stock, net of related
  costs..................................   5,000,000            50      --            20,907      --            20,957
Retirement of preferred stock:
  5% Junior Convertible Preferred Stock..      --           --           (14,064)      14,064      --            --
Conversion of preferred stock to common
  stock:
  12% Senior Convertible Preferred
    Stock................................   5,168,177            52      (15,945)      15,893      --            --
  5% Junior Convertible Preferred Stock..     352,447             3       (2,134)       2,131      --            --
Net income...............................      --           --           --           --            19,010       19,010
                                           -----------  -----------  -----------  -----------  -----------  ------------
Balance as of June 30, 1997..............  19,509,952   $       196  $   --       $   110,579  $   (97,852)  $   12,923
                                           -----------  -----------  -----------  -----------  -----------  ------------
                                           -----------  -----------  -----------  -----------  -----------  ------------

   The accompanying notes are an integral part of the consolidated financial statements

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Cash Flows from Operating Activities:
Net income..........................................................  $      19,010  $       2,102  $       1,556
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Extraordinary item -- gain on extinguishment of debt, net of
    tax.............................................................         (5,381)      --             --
  Deferred tax benefit..............................................         (3,220)      --             --
  Depreciation and amortization.....................................          2,964          2,546          2,012
  Interest expense on Payment-in-Kind Notes.........................            465          1,606          1,407
  Recovery of real estate valuation allowance.......................           (425)      --             --
  Other non-cash charges related to non-recurring income............       --                 (462)        (2,606)
  (Recovery of) provision for commissions, management and other
    service fees receivable valuation allowances....................         (1,306)           200         (1,303)
  Increase (decrease) in commissions, management and other service
    fees receivable.................................................           (435)         2,306          2,288
  Decrease (increase) in other assets...............................          1,775           (213)         3,065
  Increase (decrease) in accounts payable...........................            286         (1,595)           608
  (Decrease) increase in compensation and employee benefits
    payable.........................................................           (812)           (38)            50
  Decrease in other liabilities.....................................         (4,918)        (3,458)        (6,358)
                                                                      -------------  -------------  -------------
        Net cash provided by operating activities...................          8,003          2,994            719
                                                                      -------------  -------------  -------------

Cash Flows from Investing Activities:
Purchases of equipment and leasehold improvements...................         (3,216)        (1,724)        (2,944)
Proceeds from disposition of real estate and distributions from real
  estate joint ventures.............................................            513          1,090             83
                                                                      -------------  -------------  -------------
        Net cash used in investing activities.......................         (2,703)          (634)        (2,861)
                                                                      -------------  -------------  -------------

Cash Flows From Financing Activities:
Proceeds from borrowing.............................................       --                  400       --
Repayment of notes payable and credit facility borrowings...........       --                 (654)          (282)
Repayment of long-term debt to related party........................        (23,000)      --             --
Proceeds from issuance of common stock, net.........................         21,388             35          3,615
Deferred financing fees.............................................           (445)      --                  (55)
                                                                      -------------  -------------  -------------
        Net cash (used in) provided by financing activities.........         (2,057)          (219)         3,278
                                                                      -------------  -------------  -------------
Net increase in cash and cash equivalents...........................          3,243          2,141          1,136
Cash and equivalents at beginning of the year.......................         13,547         11,406         10,270
                                                                      -------------  -------------  -------------
Cash and cash equivalents at end of the year........................  $      16,790  $      13,547  $      11,406
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY:

    Grubb & Ellis Company and Subsidiaries (the "Company") is a full service commercial real estate company that provides services to real estate owners/investors and tenants including transaction services involving leasing, acquisitions and dispositions, and property and facilities management services. Additionally, the Company provides financial advisory services as well as consulting and strategic services with respect to commercial real estate.

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and controlled partnerships. The Company consolidates Grubb & Ellis Management Services, Inc. ("GEMS"), formerly named Axiom Real Estate Management, Inc., which provides property and facilities management services. As described below, the Company acquired the minority interest in GEMS in January 1996. Prior to the acquisition, the minority interest was included in other long-term liabilities on the Consolidated Balance Sheet with the related minority interest in operating results included in "Other income, net" in the Consolidated Statements of Operations. All significant intercompany accounts have been eliminated.

    On January 24, 1996, the Company completed the purchase of the common stock held by International Business Machines Corporation ("IBM") in GEMS for a purchase price of $600,000. The terms of the transaction required $150,000 cash upon closing and three additional $150,000 annual installments beginning January 1997. At June 30, 1997 and 1996, the outstanding liability to IBM totaled $300,000 and $450,000, respectively. As a result of this transaction, the Company owns 100% of the outstanding common stock of GEMS. The acquisition of the minority interest was accounted for as a purchase.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, receivables and obligations under accounts payable and debt instruments, approximate their fair values.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTING FOR STOCK-BASED COMPENSATION:

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation ("Statement 123")," which allows companies to either account for stock-based compensation under the new provisions of Statement 123 or under the provisions of Accounting Principles Bulletin Opinion No. 25 ("APB 25"). The Company elected to continue accounting for stock based compensation to its employees under the provisions of APB 25. Accordingly, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized by the Company. If the exercise price of an award is less than the fair market value of the underlying stock at the date of grant, the Company recognizes the difference as compensation expense over the vesting period of the award. The Company, however, is required to provide pro forma disclosure as if the fair value measurement provisions of Statement 123 had been adopted. See Note 7 of Notes to Consolidated Financial Statements for additional information.

REVENUE RECOGNITION:

    Real estate sales commissions are recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, title to real property has passed from seller to buyer, if applicable, and no contingencies exist with respect to entitlement to the payment. Real estate leasing commissions are recognized at the earlier of receipt of payment or tenant occupancy, assuming a lease agreement has been executed and no significant contingencies exist. All other commissions and fees are recognized at the time the related services have been performed by the Company, unless significant future contingencies exist.

COSTS AND EXPENSES:

    Real estate transaction and other commission expense is recognized concurrently with the related revenue. All other costs and expenses are recognized when incurred.

    GEMS incurs salaries, wages and benefits in connection with the property and corporate facilities management services it provides which are in part reimbursed by the owners of such properties. The following is a summary of the GEMS total gross and reimbursable salaries, wages and benefits (in thousands) for the years ended June 30, 1997, 1996 and 1995. The net expense is included in salaries and wages on the Consolidated Statements of Operations.

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Gross salaries, wages and benefits...........................  $  82,681  $  80,757  $  65,465
Less: reimbursements from property owners....................    (67,051)   (66,310)   (51,959)
                                                               ---------  ---------  ---------
Net salaries, wages and benefits.............................  $  15,630  $  14,447  $  13,506
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

    Equipment and leasehold improvements are recorded at cost. Depreciation of equipment is computed using the straight-line method over their estimated useful lives ranging from three to seven years.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Leasehold improvements are amortized using the straight-line method over their useful lives not to exceed the terms of the respective leases. Maintenance and repairs are charged to expense as incurred.

ACCRUED CLAIMS AND SETTLEMENTS:

    The Company has maintained partially self-insured programs for errors and omissions, general liability, workers' compensation and certain employee health care costs. Reserves for such partially self-insured programs are included in accrued claims and settlements and are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims.

INCOME TAXES:

    The provision for income taxes is based on income or loss recognized for financial statement purposes and includes the effects of temporary differences between such income or loss and that recognized for tax return purposes. Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies are more likely than not.

EARNINGS (LOSS) PER COMMON SHARE AND EQUIVALENTS:

    Earnings (loss) per common share and equivalents computations are based on the weighted average number of common shares outstanding after giving effect to potential dilution from common stock options and warrants. For specifics regarding the potential dilution from common stock options and warrants, see Notes 5 and 7 of the Notes to Consolidated Financial Statements. In addition, earnings (loss) per common share and equivalents computations are also presented on a fully diluted basis, giving additional effect to potential dilution from all other dilutive securities. Primary earnings (loss) per common share is the same as fully diluted earnings (loss) per common share for the years ended June 30, 1996 and 1995.

    The calculation of earnings (loss) per common share includes net income adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends and accretion of liquidation preference for the periods during which the preferred stock was subject to mandatory redemption. All of the preferred stock was either retired or converted to common stock in December, 1996 (see Note 5), and all accrued and undeclared dividends through that date were forgiven. Accrued and undeclared dividends totaled approximately $1,431,000, $3,012,000, and $2,739,000 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

IMPACT OF CHANGE IN ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the dilutive effect of stock options and other common stock equivalents currently included in calculating primary earnings per share will be excluded from basic earnings per share. The impact of this change would result in basic earnings per share of $1.22

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and diluted earnings per share of $.97 for the year ended June 30, 1997. Statement No. 128 had no impact on the calculation of earnings per share for the years ended June 30, 1996 and 1995.

CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with maturities of three months or less from the date of purchase and are stated at cost.

    Cash payments for interest were approximately $1.5 million for the fiscal year ended June 30, 1997 and $1.4 million for each of the fiscal years ended June 30, 1996 and 1995. Cash payments for income taxes for the fiscal years ended June 30, 1997, 1996 and 1995 were approximately $168,000, $975,000, and
$720,000 respectively.

RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  COMMISSIONS, MANAGEMENT AND OTHER SERVICE FEES RECEIVABLE

    Commissions, management and other service fees receivable consisted of the following at June 30, 1997 and 1996 (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Commissions and fees receivable.........................................  $  15,145  $  15,561
Commissions payable.....................................................     (8,052)    (8,903)
Allowance for uncollectible accounts....................................     (1,874)    (3,180)
                                                                          ---------  ---------
        Total...........................................................      5,219      3,478
Less portion classified as current......................................      4,694      3,378
                                                                          ---------  ---------
        Noncurrent portion..............................................  $     525  $     100
                                                                          ---------  ---------
                                                                          ---------  ---------

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

2. COMMISSIONS, MANAGEMENT AND OTHER SERVICE FEES RECEIVABLE (CONTINUED)

    The following is a summary of the changes in the allowance for uncollectible commissions, management and other service fees receivable for the fiscal years ended June 30, 1997, 1996 and 1995 (in thousands):

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Balance at beginning of year.....................................  $   3,180  $   2,980  $   4,283
Provision for bad debt...........................................     --            200     --
Recovery of allowance............................................     (1,306)    --         (1,303)
                                                                   ---------  ---------  ---------
Balance at end of year...........................................  $   1,874  $   3,180  $   2,980
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consisted of the following at June 30, 1997 and 1996 (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Office furniture and equipment..........................................  $  17,490  $  15,639
Leasehold improvements..................................................      2,451      4,858
                                                                          ---------  ---------
  Total.................................................................     19,941     20,497
Less accumulated depreciation and amortization..........................     13,953     15,303
                                                                          ---------  ---------
Equipment and leasehold improvements, net...............................  $   5,988  $   5,194
                                                                          ---------  ---------
                                                                          ---------  ---------

    During the year ended June 30, 1997, the Company wrote-off approximately $400,000 of fully depreciated office furniture and equipment and $3.4 million of fully amortized leasehold improvements.

4. REAL ESTATE

    At June 30, 1997 and 1996, the Company held investments in real estate or real estate related investments equaling $299,000 and $537,000, respectively, net of applicable valuation allowances. These amounts are included in other assets in the Consolidated Balance Sheets.

    The following is a summary of the changes in the valuation allowance for real estate investments and real estate owned for the fiscal years ended June 30, 1997, 1996 and 1995 (in thousands):

                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Balance at beginning of year...................................  $   2,393  $   3,501  $   3,763
Charged to costs and expenses..................................     --             31     --
Amounts written off............................................     (1,504)    (1,139)      (262)
Recoveries.....................................................       (425)    --         --
                                                                 ---------  ---------  ---------
Balance at end of year.........................................  $     464  $   2,393  $   3,501
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

5. FINANCING AND CAPITAL RELATED TRANSACTIONS

    During the year ended June 30, 1997, the Company retired all of its outstanding long-term debt, as further described below. At June 30, 1996, long-term debt to related party consisted of the following (in thousands):

Senior Notes, 9.9% semi-annual interest payments, principal due in two approximately equal installments on November 1, 1997 and
  1998.............................................................  $  10,000

Payment-in-Kind Notes, 11.65% semi-annual interest payments, principal due in two equal installments on November 1, 2000 and
  2001.............................................................     12,514

Revolving Credit Note, monthly interest payments of 2.5% above
  LIBOR, principal due November 1, 1999............................      5,000
                                                                     ---------
                                                                     $  27,514
                                                                     ---------
                                                                     ---------

FISCAL 1997 FINANCING TRANSACTIONS:

    SALE AGREEMENT -- LONG-TERM DEBT -- On October 21, 1996, Warburg, Pincus Investors, L.P. ("Warburg") and The Prudential Insurance Company of America ("Prudential") entered into an agreement (the "Sale Agreement") pursuant to which Warburg acquired from Prudential all of the outstanding debt, common stock warrants, and substantially all of the Junior Convertible Preferred Stock held by Prudential in the Company (together, the "Prudential Securities"), for $23 million plus accrued but unpaid interest on the debt. The closing occurred on October 22, 1996. Concurrently, Warburg granted the Company an option, (the "Option") until April 16, 1997, to acquire all of the Prudential Securities which Warburg acquired from Prudential, at Warburg's cost, plus interest.

    The Prudential Securities included: (a) $5 million Revolving Credit Note due November 1, 1999 (the "Revolving Credit Note"); (b) $10 million 9.9% Senior Notes due in equal installments on November 1, 1997 and 1998 (the "Senior Notes"); (c) $10.9 million 11.65% Subordinated Payment-In-Kind Note due November 1, 2000 and 2001; (d) $2.2 million 11.65% Subordinated Payment-In-Kind Notes, due November 1, 2000 and 2001 ((c) and (d) collectively the "PIK Notes"); (e) 130,233 shares of Junior Convertible Preferred Stock; and (f) stock subscription warrants to subscribe for 350,000 shares of common stock.

    Pursuant to the Sale Agreement, Prudential agreed that in the event that Warburg converted its Senior Convertible Preferred Stock to common stock, Prudential would convert its remaining Junior Convertible Preferred Stock to common stock. As of the date of the Sale Agreement, Prudential continued to hold 397,549 shares of common stock and 19,767 shares of Junior Convertible Preferred Stock convertible into 352,447 shares of common stock.

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

    EQUITY INVESTMENTS -- On December 11, 1996, the Company sold 2.5 million shares of its common stock for $10 million to the principals of the Kojaian Companies, Southfield, Michigan. The $10 million

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

5. FINANCING AND CAPITAL RELATED TRANSACTIONS (CONTINUED) was used to purchase from Warburg, and then retire, all of the outstanding PIK Notes (approximately $13.6 million of principal and accrued interest) and 130,233 shares of Junior Convertible Preferred Stock. The repurchase of the PIK Notes resulted in a $3.6 million extraordinary gain on the extinguishment of debt. Concurrently, Warburg and Joe F. Hanauer, a director of the Company, converted all of the Senior Convertible Preferred Stock held by them into an aggregate of 5,168,177 shares of common stock, and Mr. Hanauer agreed to cancel certain warrants held by him. In connection with these transactions, Warburg retained warrants to purchase an aggregate of 325,000 shares of common stock and Mr. Hanauer received, from Warburg, warrants to purchase an aggregate of 25,000 shares of common stock. At the same time, Warburg granted the Company a second option (the "Second Option") to purchase the Senior Notes and Revolving Credit Note held by Warburg until April 16, 1997 for $13 million, plus interest, and the Option was canceled. Pursuant to the Sale Agreement, Prudential converted all of its remaining shares of Junior Convertible Preferred Stock into an aggregate of 352,447 shares of common stock.

    On January 24, 1997, the Company sold 2.5 million shares of its common stock for $11.25 million to Archon Group, L.P., a majority owned subsidiary of the international investment bank, Goldman, Sachs & Co. The $11.25 million, together with existing cash, was used to exercise the Second Option and purchase from Warburg, and then retire, the $10 million Senior Notes and $5 million Revolving Credit Note, at a price equal to $13 million plus accrued interest of approximately $96,000. The purchase of these notes resulted in a $2 million extraordinary gain on the extinguishment of debt.

    As a result of the above mentioned transactions, all shares of Senior and Junior Convertible Preferred Stock of the Company were either converted to common stock or retired, and all accrued and undeclared dividends were forgiven.

REVOLVING CREDIT FACILITY:

    On March 13, 1997 the Company entered into a $15 million revolving credit facility (the "Credit Agreement") with PNC Bank, National Association ("PNC") for general corporate purposes and acquisitions. The Credit Agreement expires on March 13, 2001. At June 30, 1997, the Company had no outstanding borrowings under the Credit Agreement.

    Interest on outstanding borrowings will be due quarterly in arrears and is based upon PNC's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. In connection with the Credit Agreement, the Company incurred commitment and other financing fees totaling $445,000, which are being amortized over the term of the Credit Agreement. Performance of the Company's obligations under the Credit Agreement is collateralized by substantially all of the Company's assets. The Credit Agreement contains certain restrictive covenants, including the prohibition of the payment of dividends, restrictions on the issuance of certain types of preferred stock, and the maintenance of certain financial ratios.

6. INCOME TAXES

    The Company maintains a fiscal year ending June 30 for financial reporting purposes and reports on the calendar year on a consolidated basis for income tax purposes. The provision for income taxes for the fiscal years ended June 30, 1997, 1996 and 1995 consisted of currently payable state and local income taxes and in 1997 also included a federal alternative minimum tax provision of $217,000 and a deferred tax

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
benefit of $3.2 million. Additionally, the provision for income taxes for the year ended June 30, 1995 included federal income taxes related solely to Axiom, which filed on a separate basis for income tax purposes.

    At June 30, 1997, the following income tax carryforwards were available to the Company (in thousands):

                                                                                 EXPIRATION
                                                                     AMOUNT        DATES
                                                                    ---------  --------------
Federal income tax operating loss carryforwards...................  $  30,027    2007 to 2010

Federal investment tax credit carryforwards.......................        278    1998 to 2000

Federal alternative minimum tax credit carryforward...............        217      Indefinite

    In addition, certain of the Company's net operating loss carryforwards (NOL's) are limited pursuant to Section 382 of the Internal Revenue Code relating to a prior ownership change. The NOL's allowable under Section 382 are limited to approximately $825,000 per year. At June 30, 1997, the amount of NOL's not subject to limitation amounted to approximately $18.1 million.

    The Company's effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows:

                                                                       YEAR ENDED JUNE 30,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Federal statutory rate.........................................      35.0%      35.0%      35.0%
State and local income taxes (net of federal tax benefits).....        1.4        1.9        5.1
Alternative minimum tax........................................        1.3     --         --
Meals and entertainment........................................         .8        5.5        6.6
Reduction in valuation allowance...............................      (32.0)     (33.8)     (24.2)
Utilization of NOL carryforwards...............................      (22.7)    --         --
                                                                 ---------  ---------  ---------
  Effective income tax rate....................................      (16.2)%      8.6%     22.5%
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    During 1997, the Company reduced the valuation allowance against the net deferred tax assets. The reduction reflects the utilization of deferred tax assets, which lowered 1997 taxable income, and the recognition of a deferred tax asset of $3.2 million. The recognition of the deferred tax asset is based upon the expected utilization of NOL's and is classified as a current asset in the consolidated balance sheet as of June 30, 1997. Management believes that, due to favorable economic conditions, the elimination of debt and the recent trend of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the deferred tax asset. In 1996 and 1995, a valuation allowance equal to 100% of the net deferred tax asset was recorded by the Company due to the uncertainty of realization.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax bases of assets and liabilities. The components of the Company's deferred tax assets and (liabilities) are as follows as of June 30, 1997 and 1996 (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Deferred tax assets:
  Commission and fee reserves...........................................  $   2,531  $   3,102
  Insurance reserves....................................................      2,404     --
  Claims and settlements................................................      1,679      2,955
  Compensation accrual..................................................      1,090        936
  NOL and credit carryovers.............................................     11,980     14,394
  Other.................................................................        368        690
                                                                          ---------  ---------
                                                                             20,052     22,077
Deferred tax liabilities:
  Commission and fee reserves...........................................        586        489
                                                                          ---------  ---------
    Net deferred tax assets.............................................     19,466     21,588
Less valuation allowance................................................    (16,246)   (21,588)
                                                                          ---------  ---------
    Net deferred tax asset..............................................  $   3,220  $  --
                                                                          ---------  ---------
                                                                          ---------  ---------

7. STOCK OPTIONS, WARRANTS AND STOCK PURCHASE AND EMPLOYEE 401(K) PLANS

STOCK OPTION PLANS:

    Changes in stock options were as follows for the fiscal years ended June 30, 1997, 1996 and 1995:

                                                    1997                   1996                   1995
                                            ---------------------  ---------------------  --------------------
                                                        EXERCISE               EXERCISE              EXERCISE
                                              SHARES      PRICE      SHARES      PRICE     SHARES      PRICE
                                            ----------  ---------  ----------  ---------  ---------  ---------
Stock Options outstanding at the beginning              $ 1.88 to              $ 1.88 to             $ 2.88 to
  of the year.............................   1,085,400     $28.75     651,900     $28.75    321,118     $28.75
                                                        $ 3.38 to              $ 2.13 to             $ 1.88 to
Granted or regranted......................     800,000     $15.25   1,000,000      $2.38    352,850      $2.38
                                                        $ 1.88 to              $ 1.88 to             $ 4.13 to
Lapsed or canceled........................     (61,340)    $28.75    (552,100)    $23.15    (22,068)    $18.75
                                                        $ 1.88 to              $ 1.88 to                --
Exercised.................................     (21,740)    $10.00     (14,400)     $3.13     --
                                            ----------             ----------             ---------
Stock options outstanding at the end of                 $ 1.88 to              $ 1.88 to             $ 1.88 to
  the year................................   1,802,320     $27.50   1,085,400     $28.75    651,900     $28.75
                                            ----------             ----------             ---------
                                            ----------             ----------             ---------
                                                        $ 1.88 to              $ 1.88 to             $ 2.88 to
Exercisable at end of the year............     446,864     $27.50     300,235     $28.75    165,251     $28.75
                                            ----------             ----------             ---------
                                            ----------             ----------             ---------

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

7. STOCK OPTIONS, WARRANTS AND STOCK PURCHASE AND EMPLOYEE 401(K) PLANS (CONTINUED)
    During fiscal year 1997, the weighted average exercise price of options granted or regranted was $7.539 (with a weighted average fair market value of $4.395), lapsed or canceled was $4.624, exercised was $3.079 and options outstanding at June 30 was $4.810.

    The Company's 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company's common stock. The plan was amended, subject to shareholder approval, effective February 1, 1997 and June 20, 1997 to increase the authorized number of shares issuable under the plan by 300,000 and 200,000 shares, respectively, to a total of 2,000,000 shares. At June 30, 1997, 1996 and 1995, the number of shares available for the grant of options were 186,874, 425,534 and 723,434, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the market price per share at the dates of grant, the terms and vesting schedules of which have been determined by the Compensation Committee of the Board of Directors until September 1996, and thereafter, by the Board of Directors.

    The Company's 1993 Stock Option Plan for Outside Directors provides for an automatic grant to each newly-elected non-management member of the Board of Directors of an option to purchase 10,000 shares of common stock, at exercise prices set at the market price at the date of grant. The plan has authorized 50,000 shares for issuance. The options expire five years from the date of grant and vest over three years from such date. At each of June 30, 1997, 1996 and 1995, the number of shares available for the grant of options was 20,000. As of June 30, 1997, options to purchase 26,667 shares have vested under this plan.

    Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its options under the fair value method of that Statement. The fair value for the options as of July 1, 1995 was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average assumptions for 1997 and 1996, respectively, are as follows:

                                                                        1997         1996
                                                                     -----------  -----------
Risk free interest rates...........................................        6.27%        5.60%
Dividend yields....................................................           0%           0%
Volatility factors of the expected market price of the common
  stock............................................................         .586         .515
Weighted-average expected lives....................................   4.96 years   5.15 years

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted.

    The effect on 1997 and 1996 pro forma net income and pro forma earnings per common share and common share equivalent of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying Statement 123's fair value

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

7. STOCK OPTIONS, WARRANTS AND STOCK PURCHASE AND EMPLOYEE 401(K) PLANS (CONTINUED) method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported.

STOCK WARRANTS

    As of June 30, 1997, the Company had the following stock warrants outstanding, all of which expire on January 29, 2002:

 NUMBER OF    EXERCISE
 WARRANTS      PRICE
-----------  ----------
   475,000   $  2.37500
   235,045      3.40355
   887,358      3.50000
    88,496      3.60449

EMPLOYEE COMMON STOCK PURCHASE PLAN:

    In 1987, the Company adopted the Employee New Stock Purchase Plan which enables eligible employees to purchase common stock of the Company at discounted prices. As amended, up to 200,000 shares of stock were authorized for issuance under this plan. On June 30, 1997, the plan terminated pursuant to its terms. At that time, all but 20,576 shares had been issued under the plan. During the fiscal years ended June 30, 1997, 1996 and 1995, the number of shares purchased under this plan were 22,970, 38,265 and 15,804, respectively.

    On June 20, 1997, the Board of Directors adopted, subject to shareholder approval, a new employee stock purchase plan effective August 1, 1997. The new plan provides for the purchase of up to 750,000 shares of common stock by employees of the Company at a discount from market price through payroll deductions.

EMPLOYEE 401(K) PLANS:

    Prior to January 1, 1997, the Company had an employee 401(k) plan covering eligible employees other than employees of GEMS. The Company contributed on a discretionary basis to the plan based upon specified percentages of voluntary employee contributions, which employer contributions may be made in common stock or cash, or a combination of both. Prior to January 1, 1997, GEMS also had an employee 401(k) plan, but such plan did not provide for employer contributions to be made in stock. The two plans were merged together on January 1, 1997 and provide that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company and other expenses for the plans amounted to approximately $585,000, $418,000 and $484,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

8. RELATED PARTY TRANSACTIONS

    Revenue earned by the Company for services rendered to affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 1997, 1996 and 1995 (in thousands):

                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
Transaction service commissions....................................  $     836  $     710  $     977
Management services and other fees.................................  $   1,028  $   1,102  $     458

    The Company rented office space from a company which was a related party until October 1996. Such rent expense was $374,000, $1,122,000 and $1,122,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

    See Note 5 to the Notes to Consolidated Financial Statements for information regarding long-term debt with related parties.

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

    Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at June 30, 1997 (in thousands):

YEAR ENDING      LEASE
  JUNE 30,    OBLIGATIONS
------------  -----------
    1998       $  11,370
    1999           9,161
    2000           7,755
    2001           5,895
    2002           4,065
 Thereafter        4,231
              -----------
               $  42,477
              -----------
              -----------

    As a component of the Company's restructuring charges related to the closing of certain offices, the Company has accrued for approximately $1,096,000 of the above expected future minimum rental payments, net of expected sublease income of approximately $539,000 as of June 30, 1997.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Lease and rental expense for the fiscal years ended June 30, 1997, 1996 and 1995 amounted to $14,542,000, $15,104,000, and $15,788,000 respectively.

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

    On March 14, 1994, JOHSZ, ET AL. V. KOLL COMPANY, ET AL., was filed in the Orange County (California) Superior Court against the Koll Company, Grubb & Ellis Company, Koll Center Newport Number 10, a California general partnership ("Koll"), and Southern California Edison Company ("Edison"). The complaint was served on the Company in June 1994. A second complaint, YOUNKIN, MAIONA, ET AL.
V. KOLL COMPANY, ET AL., based on similar causes of action was filed in the same court on December 13, 1994 and served on the Company in February 1995. The plaintiffs in these two cases, three former Company brokers, two former Company employees, and their spouses, allege that the brokers and employees acquired cancer from electromagnetic waves produced by the electric transformer owned by Edison and situated in a vault below office space leased by the Company in a building owned by Koll. One of the plaintiffs in the YOUNKIN case has recently died of her illnesses. The complaints allege negligence, battery, negligent infliction of emotional distress, fraudulent concealment, loss of consortium and, against Edison only, strict liability. Specific damages were not pled, but punitive as well as compensatory damages were sought. In the JOHSZ case, plaintiffs dismissed with prejudice all causes of action allowing punitive damages. The remaining causes of action were dismissed by summary judgment of the Superior Court, entered on December 18, 1995. Plaintiffs have appealed this summary judgment to the California Court of Appeals. In the YOUNKIN case, plaintiffs dismissed without prejudice all causes of action allowing punitive damages. No trial date on the remaining causes of action has been set in YOUNKIN.

    JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL., filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, is a class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. HSM Inc. is a wholly-owned subsidiary of the Company. The complaint alleges violations under the Racketeer Influenced and Corrupt Organizations Act, securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution are sought. Discovery has commenced. On December 19, 1995 the court granted the defendants' motion to dismiss the entire complaint with regard to Partnerships I and III, based upon the plaintiff's lack of standing in those Partnerships but denied the motion with respect to the plaintiff's standing in Partnership II, in which the plaintiff was a unitholder. The court declined to rule on the other bases for dismissal, stating that they could be raised by summary judgment motion after discovery. Plaintiff filed a motion for leave to file an amended complaint adding new party plaintiffs in order to preserve claims relating to Partnerships I and III. On September 27, 1996, the court granted plaintiff's motion to file an amended complaint to add additional plaintiffs with respect to Partnerships I and III. Also on that date, the court granted plaintiff's motion for class certification with respect to Partnerships I, II and III.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Defendants have appealed the court's ruling permitting plaintiff to file an amended complaint. The case has been stayed, including discovery, pending the outcome of the appeal.

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

10. OTHER NON-RECURRING EXPENSE (INCOME)

    During the fiscal year ended June 30, 1995, the Company recognized recoveries of approximately $2.6 million of previously established reserves for severance and office closure costs. Approximately $1.4 million of the recoveries related to closing certain offices more efficiently than initially estimated and $930,000 related to the reversal of the remaining net office lease liability of the Company's Southern California residential brokerage operations which were sold in November 1994.

    During the fiscal year ended June 30, 1996, the Company recorded a $462,000 net credit to other non-recurring expenses. Charges included $525,000 of severance costs for a senior executive related to restructuring the operations of GEMS, while income credits included recoveries of $987,000 primarily related to previously established reserves for severance and office closure costs.

    During the fiscal year ended June 30, 1997, the Company recorded a $2.4 million charge for incremental non-recurring costs related to the relocation of the Company's corporate headquarters from San Francisco, California to Northbrook, Illinois.

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

    The Company places substantially all of its interest-bearing investments with major financial institutions and limits the amount of credit exposure to any one financial institution.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

12.  PRO FORMA INFORMATION (UNAUDITED)

    The information presented below presents the unaudited pro forma impact to net income per common share and equivalents assuming (a) the equity investments of $10 million in December 1996 and $11.25 million in January 1997 described in
Note 5 to the Notes to Consolidated Financial Statements were made at the beginning of the respective years, then concurrently (b) all outstanding long-term debt to The Prudential Insurance Company of America was immediately retired and (c) all outstanding Senior and Junior Convertible Preferred Stock was also immediately retired or converted into common stock.

                                                                            (UNAUDITED)    (UNAUDITED)
                                                                               1997           1996
                                                                           -------------  -------------
Net income (loss) applicable to common stockholders......................  $      17,579  $        (910)
Add pro forma adjustments --
  Dividends applicable to preferred stock................................          1,431          3,012
  Interest expense to related parties....................................          1,453          3,034
                                                                           -------------  -------------
Pro forma net income applicable to common stockholders...................  $      20,463  $       5,136
                                                                           -------------  -------------
                                                                           -------------  -------------
Pro forma weighted average common shares and equivalents outstanding
  -- Primary.............................................................     21,064,891     19,362,599
                                                                           -------------  -------------
                                                                           -------------  -------------
  -- Fully diluted.......................................................     21,924,395     19,362,599
                                                                           -------------  -------------
                                                                           -------------  -------------
Pro forma net income per common share:
  Primary:
    From operations......................................................  $         .71  $         .27
    From extraordinary gain..............................................            .26       --
                                                                           -------------  -------------
                                                                           $         .97  $         .27
                                                                           -------------  -------------
                                                                           -------------  -------------
  Fully diluted:
    From operations......................................................  $         .68  $         .27
    From extraordinary gain..............................................            .25       --
                                                                           -------------  -------------
                                                                           $         .93  $         .27
                                                                           -------------  -------------
                                                                           -------------  -------------

    The pro forma information is not necessarily indicative of the results of the Company had such transactions occurred on the dates discussed above, nor does such information purport to represent the expected results for future periods.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            FISCAL YEAR ENDED JUNE 30, 1997
                                                               ---------------------------------------------------------
                                                                  FIRST         SECOND          THIRD         FOURTH
                                                                 QUARTER        QUARTER        QUARTER        QUARTER
                                                               ------------  -------------  -------------  -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
Operating revenue............................................  $     51,927  $      68,034  $      48,593  $      60,076
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Operating income (loss)......................................  $      1,947  $       5,411  $      (1,651) $       5,406
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Income (loss) before income taxes and extraordinary item.....  $      1,326  $       5,184  $      (1,438) $       5,709
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Extraordinary item -- gain on extinguishment of debt.........       --       $       3,576  $       2,000  $        (195)
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Net income (loss)............................................  $      1,296  $       8,723  $         534  $       8,457
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Net income (loss) per common share and equivalents:
Primary --
  -- from operations.........................................  $        .06  $         .35  $        (.07) $         .40
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
  -- from extraordinary gain.................................       --       $         .27  $         .10  $        (.01)
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
  Weighted average common shares and equivalents
    outstanding..............................................     8,916,567     13,334,656     19,963,770     21,819,489
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Fully diluted --
  -- from operations.........................................  $        .06  $         .30  $        (.07) $         .39
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
  -- from extraordinary gain.................................       --       $         .20  $         .10  $        (.01)
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
  Weighted average common shares and equivalents
    outstanding..............................................     8,916,567     17,343,642     20,162,084     22,140,076
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
                                                                    4 3/4 :                      10 1/8 :
Common stock market price range (high:low)...................         3 1/4     4 3/4 :  4          4 1/4    17 1/8 :  9
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------

                                                                      FISCAL YEAR ENDED JUNE 30, 1996
                                                           ------------------------------------------------------
                                                              FIRST         SECOND        THIRD         FOURTH
                                                             QUARTER       QUARTER       QUARTER       QUARTER
                                                           ------------  ------------  ------------  ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
Operating revenue........................................  $     47,362  $     60,381  $     36,933  $     49,052
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Operating income (loss)..................................  $        407  $      6,005  $     (4,574) $      1,501
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Income (loss) before income taxes........................  $        808  $      5,278  $     (5,110) $      1,324
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income (loss)........................................  $        596  $      5,332  $     (5,116) $      1,290
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income (loss) per common share and equivalents:
  Primary................................................  $       (.01) $        .42  $       (.67) $        .06
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
  Fully diluted..........................................  $       (.01) $        .32  $       (.67) $        .06
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average common shares and equivalents
 outstanding.............................................     8,827,675     8,827,675     8,827,675     8,831,513
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
                                                                2 3/4 :       2 5/8 :                     5 1/4 :
Common stock market price range (high:low)...............         1 7/8         1 7/8     3 : 1 7/8         2 1/4
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                             GRUBB & ELLIS COMPANY
                                    PART III
                            ------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1997 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1997 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1997 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1997 fiscal year.

                             GRUBB & ELLIS COMPANY
                                    PART IV
                            ------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as a part of this report:

    1. The following Report of Independent Auditors and Consolidated Financial Statements are submitted herewith:

           Report of Independent Auditors

           Consolidated Balance Sheets at June 30, 1997 and June 30,
           1996.

           Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995.

           Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 1997, 1996 and 1995.

           Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995.

           Notes to Consolidated Financial Statements.

    2. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is contained in the Notes to Consolidated Financial Statements and therefore have been omitted.

    3.  Exhibits required to be filed by Item 601 of Regulation S-K:

    (3) Articles of Incorporation and Bylaws

3.1        Certificate of Incorporation of the Registrant, as restated effective November 1,
           1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual
           Report on Form 10-K filed March 31, 1995 (Commission File No. 1-8122).

3.2        Certificate of Retirement with respect to 130,233 Shares of Junior Convertible
           Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the
           Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission
           File No. 1-8122).

3.3        Certificate of Retirement with respect to 8,894 Shares of Series A Senior
           Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred
           Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis
           Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant's Quarterly Report
           on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

3.4        Grubb & Ellis Company Bylaws, as amended and restated effective June 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report
           on Form 10-Q filed on November 13, 1996 (Commission File No. 1-8122).

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

4.3        Option Agreement dated as of December 11, 1996 between the Registrant and Warburg,
           Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.2 to the
           Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission file
           No. 1-8122).

4.4        Stock Purchase Agreement dated as of December 11, 1996 among the Registrant, Mike
           Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on December 20,
           1996 (Commission File No. 1-8122).

4.5        Registration Rights Agreement dated as of December 11, 1996 among the Registrant,
           Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian
           and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the
           Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission File
           No. 1-8122).

4.6        Purchase Agreement dated as of January 24, 1997 between the Registrant and Warburg,
           Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.1 to the
           Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File
           No. 1-8122).

4.7        Stock Purchase Agreement dated as of January 24, 1997 between the Registrant and
           Archon Group, L.P., incorporated herein by reference to Exhibit 4.2 to the
           Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File
           No. 1-8122).

4.8        Registration Rights Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.3 to the
           Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File
           No. 1-8122).

4.9        Stock Subscription Warrant No. 20 dated December 11, 1996 issued to Joe F. Hanauer
           Trust, incorporated herein by reference to Exhibit 4.11 to the Registrant's
           Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No.
           1-8122).

4.10       Stock Subscription Warrant No. 21 dated December 11, 1996 issued to Warburg, Pincus
           Investors, L.P., incorporated herein by reference to Exhibit 4.12 to the
           Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission
           File No. 1-8122).

4.11       Stock Subscription Warrant No. 22 dated December 11, 1996 issued to Joe F. Hanauer
           Trust, incorporated herein by reference to Exhibit 4.13 to the Registrant's
           Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No.
           1-8122).

4.12       Stock Subscription Warrant No. 23 dated December 11, 1996 issued to Warburg, Pincus
           Investors, L.P., incorporated herein by reference to Exhibit 4.14 to the
           Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission
           File No. 1-8122).

4.13       Form of Amendment No. 1 to Stock Subscription Warrants No. 8, 9, 13 and 15 issued to
           Joe F. Hanauer Trust, incorporated herein by reference to Exhibit 4.15 to the
           Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission
           File No. 1-8122).

4.14       Credit Agreement among the Registrant, certain Subsidiaries of the Registrant, and
           PNC Bank, National Association dated as of March 13, 1997, incorporated herein by reference to Exhibit 4.14 to the Registrant's Quarterly Report on Form 10-Q filed on
           May 15, 1997 (Commission File No. 1-8122).

4.15       Subordination Agreement by and among the Registrant and certain Subsidiaries of the
           Registrant in favor of PNC Bank, National Association dated as of March 13, 1997, incorporated herein by reference to Exhibit 4.15 to the Registrant's Quarterly
           Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

4.16       Revolving Credit Note executed by the Registrant in favor of PNC Bank, National
           Association in the amount of up to $15 million dated as of March 13, 1997, incorporated herein by reference to Exhibit 4.16 to the Registrant's Quarterly
           Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

4.17       Letter dated March 12, 1997 from IBM Credit Corporation to Axiom Real Estate
           Management, Inc., acknowledging release of collateral and discharge of all obligations under Revolving Loan and Security Agreement dated October 19, 1995, incorporated herein by reference to Exhibit 4.17 to the Registrant's Quarterly
           Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10)       Material Contracts

10.1*      Employment agreement between Neil R. Young and the Registrant dated as of February
           22, 1996, incorporated herein by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q filed on May 15, 1996 (Commission File No. 1-8122).

10.2*      Grubb & Ellis Company 1990 Amended and Restated Stock Option Plan, as amended and restated as of September 25, 1996.

10.3*      Description of Grubb & Ellis Company Senior Management Compensation Plan,
           incorporated herein by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 30, 1992 (Commission File No. 1-8122).

10.4*      1993 Stock Option Plan for Outside Directors, incorporated herein by reference to
           Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November
           12, 1993 (Registration No. 33-71484).

10.5*      Description of Grubb & Ellis Company Management Separation Arrangements,
           incorporated herein by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

10.6       Master Collateral Assignment of Contract Rights to PNC Bank, National Association by
           the Registrant and Subsidiaries of the Registrant dated as of March 13, 1997, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly
           Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

10.7       Master Agreement of Guaranty and Suretyship by and between the Registrant and
           Subsidiaries of the Registrant in favor of PNC Bank National Association dated as of
           March 13, 1997, incorporated herein by reference to Exhibit 10.2 to the Registrant's
           Quarterly Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

10.8       Pledge Agreement among the Registrant, certain Subsidiaries of the Registrant and
           PNC Bank, National Association dated as of March 13, 1997, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on
           May 15, 1997 (Commission File No. 1-8122).

10.9       Security Agreement by and among the Registrant, certain Subsidiaries of the
           Registrant and PNC Bank, National Association dated as of March 13, 1997, incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly
           Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

10.10      Trademark Security Agreement by the Registrant in favor of PNC Bank, National
           Association dated as of March 13, 1997, incorporated herein by reference to Exhibit
           10.5 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1997
           (Commission File No. 1-8122).

10.11      Stock Sale Agreement between the Registrant and International Business Machines
           Corporation dated January 19, 1996, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1996 (Commission
           File No. 1-8122).

10.12      Managed Service Agreement between International Business Machines Corporation and
           Axiom Real Estate Management, Inc. dated as of January 1, 1996, and Side Letter
           Agreement between the parties dated January 19, 1996, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on
           February 8, 1996 (Commission File No. 1-8122).

------------------------

*          Management contract or compensatory plan or arrangement.

(11)       Statement regarding Computation of Per Share Earnings

(21)       Subsidiaries of the Registrant

(23)       Consent of Independent Auditors

           23.1    Consent of Ernst & Young LLP

(24)       Powers of Attorney

(27)       Financial Data Schedule

(b)        Reports on Form 8-K: none

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized on this     day of
September, 1997.

GRUBB & ELLIS COMPANY

(REGISTRANT)

By                                   *
           ----------------------------------------------------
                                Neil Young                        September 26, 1997
             CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   /s/ BRIAN D. PARKER                      September 26, 1997
---------------------------------------------------------
                     Brian D. Parker
    SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER,
        PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                            *                               September 26, 1997
---------------------------------------------------------
                     R. David Anacker
                         DIRECTOR

                            *                               September 26, 1997
---------------------------------------------------------
                    Lawrence S. Bacow
                         DIRECTOR

                            *                               September 26, 1997
---------------------------------------------------------
                      Joe F. Hanauer
                         DIRECTOR

                            *                               September 26, 1997
---------------------------------------------------------
                    C. Michael Kojaian
                         DIRECTOR

                            *                               September 26, 1997
---------------------------------------------------------
                      Sidney Lapidus
                         DIRECTOR

                            *                               September 26, 1997
---------------------------------------------------------
                   Reuben S. Leibowitz
                         DIRECTOR

                            *                               September 26, 1997
---------------------------------------------------------
                   Robert J. McLaughlin
                         DIRECTOR

                            *                               September 26, 1997
---------------------------------------------------------
                    John D. Santoleri
                         DIRECTOR

                            *                               September 26, 1997
---------------------------------------------------------
                     Todd A. Williams
                         DIRECTOR

*By:                /s/ ROBERT J. WALNER
           --------------------------------------
                      Robert J. Walner
                      ATTORNEY-IN-FACT,
               PURSUANT TO POWERS OF ATTORNEY

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                               EXHIBIT INDEX (A)
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

  EXHIBIT
-----------
       (10)  Material Contracts
             10.2  1990 Amended and Restated Stock Option Plan, as amended and restated as of September 25, 1996.
       (11)  Statement Regarding Computation of Per Share Earnings
       (21)  Subsidiaries of the Registrant
       (23)  Consent of Independent Auditors
             23.1  Consent of Ernst & Young LLP
       (24)  Powers of Attorney
       (27)  Financial Data Schedule

        (A)  Exhibits incorporated by reference are listed in Item 14(a)3 of this Report.