Form 10-Q
period 1997-09-30
GRUBB & ELLIS CO
filed 1997-11-14
CIK 216039

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                September 30, 1997
                                                  ----------------------------
                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                     Commission File Number:       1-8122
                                             ------------------

                               GRUBB & ELLIS COMPANY
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                        94-1424307
 -------------------------------                          ------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                         2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
                   ---------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)

                                (847) 753-7500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___
    ---

                                     19,588,371
                 -------------------------------------------------
                 (Number of shares outstanding of the registrant's
                         common stock at November 1, 1997)

                                    PART I





                             FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS


                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                     For the Three Months
                                                      Ended September 30,
                                                     --------------------
                                                       1997          1996
                                                   ----------     ---------
Revenue:
  Transaction service commissions                   $  52,205     $  42,791
  Management services fees                              7,058         5,728
  Other fees                                            2,836         3,308
                                                   ----------     ---------
    Total revenue                                      62,099        51,827
                                                   ----------     ---------
Costs and expenses:
  Transaction service commissions                      31,202        25,936
  Salaries and wages                                   15,859        12,677
  Selling, general and administrative                  11,995        10,694
  Depreciation and amortization                           736           767
  Other non-recurring income                              --            (93)
                                                   ----------     ---------
    Total costs and expenses                           59,792        49,981
                                                   ----------     ---------
      Total operating income                            2,307         1,846

Other income and expenses:
  Interest income                                         248           130
  Other income, net                                        31            76
  Interest expense to related parties                     --           (726)
                                                   ----------     ---------
      Income before income taxes                        2,586         1,326

Net benefit (provision) for income taxes                  449           (30)
                                                   ----------     ---------
      Net income                                    $   3,035     $   1,296
                                                   ----------     ---------
                                                   ----------     ---------

Net income applicable to common stockholders,
 net of undeclared dividends earned on
 preferred stock in 1996                            $   3,035     $     501
                                                   ----------     ---------
                                                   ----------     ---------
Net income per common share and equivalents:

     Primary -                                      $     .14     $     .06
                                                   ----------     ---------
                                                   ----------     ---------

     Fully diluted -                                $     .14     $     .06
                                                   ----------     ---------
                                                   ----------     ---------
Weighted average common shares and
 equivalents outstanding                           22,036,137     8,916,567
                                                   ----------     ---------
                                                   ----------     ---------





           See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                     ASSETS

                                                  September 30,   June 30,
                                                      1997          1997
                                                   ----------     ---------
Current assets:
  Cash and cash equivalents                        $   17,113     $  16,790
  Commissions, management services and other
   fees receivable                                      7,165         4,694
  Other receivables                                     1,983         2,097
  Prepaids and other current assets                        99         1,257
  Deferred taxes                                        3,820         3,220
                                                   ----------     ---------
      Total current assets                             30,180        28,058

Noncurrent assets:
  Equipment and leasehold improvements, net             6,917         5,988
  Commissions, management services and other
   fees receivable                                        581           525
  Other assets                                          2,280         2,125
                                                   ----------     ---------
      Total assets                                 $   39,958     $  36,696
                                                   ----------     ---------
                                                   ----------     ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $    2,034     $   1,938
  Compensation and employee benefits payable            4,963         4,568
  Accrued office closure costs                            605           788
  Other accrued expenses                                4,264         3,779
                                                   ----------     ---------
      Total current liabilities                        11,866        11,073

Long-term liabilities:
  Accrued claims and settlements                       10,l12        10,512
  Accrued office closure costs                            272           308
  Other liabilities                                     1,874         1,880
                                                   ----------     ---------
      Total liabilities                                24,124        23,773
                                                   ----------     ---------
Stockholders' equity:
  Common stock, $.01 par value: 25,000,000
   shares authorized; 19,583,571 and
   19,509,952 shares issued and outstanding
   at September 30, 1997 and June 30,
   1997, respectively                                     197           196
  Additional paid-in-capital                          110,454       110,579
  Retained earnings (deficit)                         (94,817)      (97,852)
                                                   ----------     ---------
      Total stockholders' equity                       15,834        12,923
                                                   ----------     ---------
Total liabilities and stockholders' equity         $   39,958     $  36,696
                                                   ----------     ---------
                                                   ----------     ---------


           See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                    For the three Months
                                                     Ended September 30,
                                                     -------------------
                                                      1997          1996
                                                   ----------     ---------
Cash Flows from Operating Activities
  Net income                                         $  3,035     $   1,296
  Adjustments to reconcile net income to
   net cash provided by operating activities           (1,170)         (118)
                                                   ----------     ---------
       Net cash provided by operating activities        1,865         1,178
                                                   ----------     ---------
Cash Flows from Investing Activities:
  Purchases of equipment and
   leasehold improvements                              (1,418)         (287)
  Proceeds from disposition and distribution
   from real estate joint ventures and
   real estate owned                                     --              10
                                                   ----------     ---------
       Net cash used in investing activities           (1,418)         (277)
                                                   ----------     ---------
Cash Flows from Financing Activities:
  Exercise of common stock options                       (124)         --
  Repayment of notes payable                             --              (5)
                                                   ----------     ---------
     Net cash used in financing activities               (124)           (5)
                                                   ----------     ---------
Net increase in cash and cash equivalents                 323           896

Cash and cash equivalents at beginning of period       16,790        13,547
                                                   ----------     ---------
Cash and cash equivalents at end of period         $   17,113     $  14,443
                                                   ----------     ---------
                                                   ----------     ---------
                    _________________________________


Supplemental Disclosure of Cash Flow Information:

  Cash payments during the period for:

    Interest                                                      $     605
    Income taxes                                   $      195            33






           See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM PERIOD REPORTING

     The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries and controlled partnerships (collectively, the "Company").

     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

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

     In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation.

     Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be achieved in future periods.

2.   INCOME TAXES

     The Company's tax provision consists of currently payable state and local income taxes and federal alternative minimum taxes, totaling $151,000 and $30,000 in the three months ended September 30, 1997 and 1996, respectively. In addition, the Company recognized a deferred tax benefit of $600,000 in the three months ended September 30, 1997, as a result of a reduction in the valuation allowance against the net deferred tax asset, based upon the expected utilization of net operating loss carryforwards. Management believes that, due to favorable economic conditions, the elimination of debt and the recent trend of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the deferred tax asset.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   NET INCOME PER COMMON SHARE AND EQUIVALENTS

     Net income per common share and equivalents computations are based on the weighted average number of common shares and equivalents outstanding. Common equivalent shares from stock options, stock warrants and convertible preferred stock are excluded from the computations if their effect is anti-dilutive.

     The calculation of net income per common share and equivalents for the three months ended September 30, 1996, includes adjustments for earned but undeclared dividends related to the Company's previously outstanding Senior and Junior Convertible Preferred Stock, totaling $578,000 and $217,000, respectively. All of the preferred stock was either retired or converted to common stock during December 1996.

     PRO FORMA INFORMATION --

     The information below presents (in thousands, except share data) the pro forma impact to net income per common share and equivalents for the three months ended September 30, 1996 assuming (a) equity investments of $10 million in December 1996 and $11.25 million in January 1997 were made at the beginning of the period, then concurrently (b) all outstanding long-term debt was immediately retired and (c) all outstanding Senior and Junior Convertible Preferred Stock was also immediately retired or converted into common stock.

                                                              1996
                                                              ----
     Net income applicable to common stockholders            $  501
     Add pro forma adjustments:
         Dividends applicable to preferred stock                795
         Interest expense to related parties                    726
     Pro forma net income applicable to common
      stockholders                                         $  2,022
                                                         ----------
                                                         ----------
     Pro forma weighted average common shares and
      equivalents outstanding                            19,945,000
                                                         ----------
                                                         ----------
     Pro forma net income per common share
      and equivalents (A):                               $      .10
                                                         ----------
                                                         ----------

     (A) The pro forma net income per common share and equivalents amounts are the same for both primary and fully diluted bases of calculation.

     The pro forma information is not necessarily indicative of the results of the Company had such transactions occurred on the dates discussed above, nor does such information purport to represent the expected result for future periods.

4.   IMPACT OF CHANGE IN ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, earnings per share will be computed under both basic and diluted methods, where basic earnings

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   IMPACT OF CHANGE IN ACCOUNTING STANDARDS (CONTINUED)

     per share excludes the dilutive effect of stock options and other common stock equivalents currently included in calculating primary earnings per share. The impact of this change would result in basic earnings per share of $.16 and diluted earnings per share of $.14 for the three months ended September 30, 1997.

5.   COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed, in the aggregate amount of $4 million, the contingent liabilities of one of its wholly-owned subsidiaries with respect to two limited partnerships in which the subsidiary formerly acted as general partner.

     The Company is involved in various claims and lawsuits arising out of the conduct of its business, as well as in connection with its participation in various joint ventures, partnerships, a trust, and an appraisal business, many of which may not be covered by the Company's insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

     The Company previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 1997, information concerning a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled YOUNKIN, MAIONA, ET AL. V. KOLL COMPANY, ET AL. and a class action lawsuit, JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. Since such report, there has been no material change WITH RESPECT TO THESE MATTERS.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. Such factors, which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in personnel and technology, and service improvements, (v) the success of new initiatives and investments, and (vi) other factors described in the Company's Form 10-K for the fiscal year ended June 30, 1997.

     RESULTS OF OPERATIONS

     REVENUE

     The Company's revenue is derived principally from transaction service commissions related to commercial real estate. Property and facilities management services, along with asset management, mortgage brokerage, appraisal and consulting fees, provide substantially all of the remaining revenue.

     Revenue in any given quarter during the three fiscal year period ended June 30, 1997, as a percentage of total annual revenue, ranged from a high of 31.1% to a low of 19.0%, with revenue earned in the first quarters of each of the last three fiscal years ranging from 22.7% to 25.3%. The Company has historically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with progressively higher revenue in the quarters ending June 30, September 30, and December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

     Total revenue for the quarter ended September 30, 1997 was $62.1 million, an increase of 19.8% over revenue of $51.8 million for the same period last year, reflecting a continued strong national economy, robust commercial real estate markets and increased business activity across the Company's service lines. This improvement related primarily to a $9.4 million increase in transaction service commissions over the same period in 1996. Management services fees of $7.1 million for the quarter ended September 30, 1997 increased by $1.3 million, or 23.2%, as a result of increased activity in business services and property and facilities management. These improvements were slightly offset by reduced asset management and other fees for the quarter ended September 30, 1997.

     COSTS AND EXPENSES

     Transaction service commission expense is the Company's major expense and is a direct function of gross transaction service commission revenue levels. As a percentage of transaction service commission revenue, related commission expense remained relatively unchanged for the quarter ended September 30, 1997 as compared to the same period in 1996. Commission expense related to other fee revenue is also included in transaction service commission expense for the periods reported.

     Total costs and expenses, other than transaction service commissions, increased for the three months ended September 30, 1997, by $4.5 million or 18.9% over the comparable period last year. The rise in costs is attributable in part to expenses associated with increased business activity in the Company's core businesses; higher general and administrative expense resulting from increased expenses related to marketing, research and technology; and the recruiting costs and salaries for senior-level executives hired to direct the Company's Corporate Services Group and Institutional Services Group.

     Other non-recurring income of $93,000 was recognized for the quarter ended September 30, 1996 primarily related to the recovery of previously established reserves for office closure costs.

     NET INCOME

     Net income of $3.0 million or $.14 per common share for the quarter ended September 30, 1997 compared favorably to net income of $1.3 million or $.06 per common share for the same period in 1996. The increase over the prior year's performance was related to higher net earnings from transaction and management services activities, the elimination of interest expense resulting from the extinguishment of the Company's long-term debt, and the recognition of a deferred tax benefit of $600,000 in the first quarter of fiscal 1998. This increase in income was partially offset by the increase in costs and expenses other than transaction service commissions, as described above.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, earnings per share will be computed under both basic and diluted methods, where basic earnings per share excludes the dilutive effect of stock options and other common stock equivalents currently included in calculating primary earnings per share. The impact of this change would result in basic earnings per share of $.16 and diluted earnings per share of $.14 for the three months ended September 30, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by $1.3 million to $18.3 million during the quarter ended September 30, 1997, while cash and cash equivalents increased by $323,000 during the same period. The increase was primarily attributable to cash provided by operations of $1.9 million, net of purchases of equipment and leasehold improvements of $1.4 million.

     The Company believes that its short-term and long-term cash requirements will be met by operating cash flow. In addition, the Company has a $15 million credit facility available for additional capital needs. Currently, the Company has no outstanding borrowings under the credit facility.

     To the extent that the Company's cash requirements are not met by operating cash flow or borrowings under the credit facility, due to adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expense levels or undertake other actions as may be appropriate under the circumstances.

     The Company has increased its investment in various business and technology initiatives, entering into preliminary contracts for intranet, human resources, and transaction services information systems. The Company's current contracted commitments for these systems, including required computer hardware additions and upgrades, total approximately $528,000, with additional commitments being likely.

     The Company is exploring strategic acquisition opportunities that have the potential to broaden its geographic reach and expand the depth and breadth of its current lines of business. The sources of consideration for such acquisitions could be cash, the Company's line of credit, new debt, and/or the issuance of stock. Although it is the Company's intent to actively pursue this strategy, no assurances can be made that these acquisitions will occur.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II




                               OTHER INFORMATION

                  (ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997)

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


                                  GRUBB & ELLIS COMPANY
                                      (Registrant)




Date:  November 13, 1997          /s/ Brian D. Parker
                                  -------------------------
                                  Brian D. Parker
                                  Senior Vice President and
                                  Chief Financial Officer

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                                 EXHIBIT INDEX

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

EXHIBIT


(11) STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

(27) FINANCIAL DATA SCHEDULE