Form 10-Q
period 1997-12-31
GRUBB & ELLIS CO
filed 1998-02-13
CIK 216039

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         DECEMBER 31, 1997
                                       _________________

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                  Commission File Number:  1-8122
                                           ______

                               GRUBB & ELLIS COMPANY
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

             DELAWARE                                        94-1424307
________________________________                         __________________
 (State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                           2215 Sanders Road, Suite 400,
                                Northbrook, IL 60062
                       ______________________________________
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (847) 753-7500
                                ______________________
                (Registrant's telephone number, including area code)

                                     No Change
                                ______________________
               (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No ___

                                    19,608,771
                               ______________________
                  (Number of shares outstanding of the registrant's
                        common stock at January 29, 1998)

                                       PART I






                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)

                                                     For the Three Months       For the Six Months
                                                       Ended December 31,       Ended December 31,
                                                   -----------------------     ---------------------
                                                      1997          1996           1997       1996
                                                   -----------------------     ---------------------
Revenue:
  Transaction service commissions                  $  70,061      $  56,510     $  122,266   $  99,301
  Management services fees                             7,811          5,649         14,869      11,377
  Other fees                                           3,653          5,875          6,489       9,283
                                                   ---------      ---------     ----------  ----------
     Total revenue                                    81,525         68,034        143,624     119,961
                                                   ---------      ---------     ----------  ----------

Costs and expenses:
  Transaction service commissions                     42,143         35,214         73,345      61,153
  Salaries and wages                                  18,102         13,933         33,961      26,610
  Selling, general and administrative                 13,203         11,598         25,198      22,288
  Depreciation and amortization                          796            885          1,532       1,652
  Other non-recurring expense                              -            993              -         900
                                                   ---------     ----------     ----------  ----------
     Total costs and expenses                         74,244         62,623        134,036     112,603
                                                   ---------     ----------     ----------  ----------
       Total operating income                          7,281          5,411          9,588       7,358

Other income and expenses:
  Interest income                                        281            221            529         351
  Other income, net                                       29            151             60         126
  Interest expense to related parties                      -           (599)             -      (1,325)
                                                   ---------     ----------     ----------  ----------
       Income before income taxes and
         extraordinary item                            7,591          5,184         10,177       6,510

Net benefit (provision) for income taxes                 949            (37)         1,398         (67)
                                                   ---------     ----------     ----------  ----------
Income before extraordinary gain                       8,540          5,147         11,575       6,443
Extraordinary item - gain on extinguishment
  of debt, net of taxes                                    -          3,576              -       3,576
                                                  ----------     ----------     ----------  ----------
       Net income                                   $  8,540       $  8,723      $  11,575   $  10,019
                                                  ==========     ==========     ==========  ==========
Net income applicable to common
  stockholders, net of undeclared dividends
  earned on preferred stock in 1996                 $  8,540       $  8,087      $  11,575   $   8,588
                                                  ==========     ==========     ==========  ==========
Earnings per share:
Basic:
  - from operations                                   $  .44         $  .42         $  .59      $  .51
  - from extraordinary gain                                -            .34              -         .37
                                                  ----------     ----------     ----------  ----------
                                                      $  .44         $  .76         $  .59      $  .88
                                                  ==========     ==========     ==========  ==========
  Weighted average common shares
    outstanding                                   19,592,001     10,657,026     19,566,773   9,786,797
                                                  ==========     ==========     ==========  ==========

Diluted:
  - from operations                                   $  .39         $  .29         $  .53      $  .37
  - from extraordinary gain                                -            .20              -         .20
                                                  ----------      ---------     ----------  ----------
                                                      $  .39         $  .49         $  .53      $  .57
                                                  ==========      =========     ==========  ==========
  Weighted average common shares and
    equivalents outstanding                       21,988,328     17,670,560     22,028,923  17,535,247
                                                  ==========     ==========     ==========  ==========

              See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)

                                        ASSETS


                                                           December 31,             June 30,
                                                               1997                    1997
                                                           ------------          ------------
Current assets:
   Cash and cash equivalents                                 $  33,540             $  16,790
  Commissions, management services and
    other fees receivable                                        7,064                 4,694
  Other receivables                                              2,347                 2,097
  Prepaids and other current assets                                621                 1,257
  Deferred taxes                                                 4,920                 3,220
                                                           ------------          ------------
    Total current assets                                        48,492                28,058

Noncurrent assets:
  Equipment and leasehold improvements, net                      7,807                 5,988
  Commissions, management services and other
    fees receivable                                                522                   525
  Other assets                                                   3,475                 2,125
                                                           ------------          ------------
    Total assets                                             $  60,296             $  36,696
                                                           ============          ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $   1,700             $   1,938
  Compensation and employee benefits payable                     8,498                 4,568
  Deferred commissions payable                                  11,331                   237
  Accrued office closure costs                                     393                   788
  Other accrued expenses                                         3,562                 3,542
                                                           ------------          ------------
    Total current liabilities                                   25,484                11,073

Long-term liabilities:
  Accrued claims and settlements                                 8,561                10,512
  Accrued office closure costs                                     238                   308
  Other liabilities                                              1,535                 1,880
                                                           ------------          ------------
    Total liabilities                                           35,818                23,773
                                                           ------------          ------------
Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 and
   25,000,000 shares authorized, and 19,598,371
   and 19,509,952 shares issued and outstanding
   at December 31, 1997 and June 30, 1997,
   respectively                                                    197                   196
  Additional paid-in-capital                                   110,558               110,579
  Retained earnings (deficit)                                  (86,277)              (97,852)
                                                           ------------          ------------
    Total stockholders' equity                                  24,478                12,923
                                                           ------------          ------------
    Total liabilities and stockholders' equity               $  60,296             $  36,696
                                                           ============          ============

           See notes to condensed consolidated financial statements.

                        GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                  For the Six Months Ended
                                                                          December 31,
                                                                  -------------------------
                                                                      1997          1996
                                                                  -----------    ----------
Cash Flows from Operating Activities:
  Net income                                                        $  11,575    $  10,019
  Extraordinary item-gain on extinguishment of debt                         -       (3,576)
  Adjustments to reconcile net income to net
    cash provided by operating activities                               8,089        9,251
                                                                  -----------    ----------
      Net cash provided by operating activities                        19,664       15,694
                                                                  -----------    ----------
Cash Flows from Investing Activities:
  Purchases of equipment and leasehold improvements                    (2,953)        (792)
  Proceeds from disposition and distribution from
    real estate joint ventures and real estate owned                       59           95
                                                                  -----------    ----------
      Net cash used in investing activities                            (2,894)        (697)
                                                                  -----------    ----------
Cash Flows from Financing Activities:
  Exercise of common stock options                                        (20)           -
  Repayment of notes payable                                                -          (14)
  Repayment of long-term debt to related party                              -      (10,000)
  Issuance of common stock                                                  -       10,000
                                                                  -----------    ----------
      Net cash used in financing activities                               (20)         (14)
                                                                  -----------    ----------
Net increase in cash and cash equivalents                              16,750       14,983

Cash and cash equivalents at beginning of period                       16,790       13,547
                                                                  -----------    ----------
Cash and cash equivalents at end of period                          $  33,540    $  28,530
                                                                  ===========    ==========

            ------------------------------

Supplemental Disclosure of Cash Flow Information:

     Cash payments during the period for:

       Interest                                                     $       -    $   1,357
       Income taxes                                                       528           16




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

Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be achieved in future periods.

2.   INCOME TAXES

The Company's tax provision consists of currently payable state and local income taxes and federal alternative minimum taxes, totaling $302,000 and $67,000 in the six months ended December 31, 1997 and 1996, respectively. In addition, the Company recognized a deferred tax benefit of $1,700,000 in the six months ended December 31, 1997, as a result of a reduction in the valuation allowance against the net deferred tax asset, based upon the expected utilization of net operating loss carryforwards. Management believes that, due to favorable economic conditions, the recent elimination of debt and the trend of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the deferred tax asset.

                       GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   EARNINGS PER SHARE

Earnings per share computations are based on the weighted average number of common shares and equivalents outstanding. Common equivalent shares from stock options, stock warrants and convertible preferred stock are excluded from the computations if their effect is anti-dilutive.

The calculations of earnings per share for the three month and six month periods ended December 31, 1996, include adjustments for earned but undeclared dividends related to the Company's previously outstanding convertible preferred stock. All of the preferred stock was either retired or converted to common stock during December 1996.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaced the previously reported primary and fully diluted earnings per share calculations with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.
All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):




                                              Quarter ended December 31,      Six  Months Ended Dec. 31,
                                              --------------------------      --------------------------
                                                  1997           1996             1997          1996
                                              ------------   -----------      ------------    ----------
BASIC EARNINGS PER SHARE:

Income before extraordinary gain                  $  8,540      $  5,147         $  11,575      $  6,443
Adjustments:
   Dividends-senior preferred stock                      -          (454)                -        (1,032)
   Dividends-junior preferred stock                      -          (182)                -          (399)
                                              ------------   -----------      ------------    ----------
Net income applicable to common stockholders      $  8,540      $  4,511         $  11,575      $  5,012
                                              ============   ===========      ============    ==========
Weighted average common shares outstanding          19,592        10,657            19,567         9,787
                                              ============   ===========      ============    ==========
Earnings per share - basic                        $   0.44      $   0.42         $    0.59      $   0.51
                                              ============   ===========      ============    ==========
DILUTED EARNINGS PER SHARE:

Income before extraordinary gain                  $  8,540      $  5,147         $  11,575      $  6,443
                                              ============   ===========      ============    ==========
Weighted average common shares outstanding          19,592        10,657            19,567         9,787
Weighted common stock equivalents:
   Stock options and warrants                        2,396           942             2,462           791
   Senior convertible preferred stock                    -         3,989                 -         4,578
   Junior convertible preferred stock                    -         2,083                 -         2,379
                                              ------------   -----------      ------------    ----------
Weighted average common shares and
   equivalents outstanding                          21,988        17,671            22,029        17,535
                                              ============   ===========      ============    ==========
Earnings per share - diluted                      $   0.39      $   0.29         $    0.53      $   0.37
                                              ============   ===========      ============    ==========


                   GRUBB & ELLIS COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    REVOLVING CREDIT FACILITY

On January 26, 1998, the Company amended its existing credit agreement, by adding an additional bank and expanding the credit facility available for general corporate purposes and acquisitions to $35 million from $15 million. Payment and maturity terms remained relatively unchanged, with interest due quarterly in arrears at rates contingent upon a particular financial ratio of the Company, and the agreement maturing on March 13, 2001. Performance of the Company's obligations under the credit agreement is collateralized by substantially all of the Company's assets. The credit agreement also contains certain restrictive covenants, including the prohibition of the payment of dividends, restrictions on the issuance of certain types of preferred stock, and the maintenance of certain financial ratios.


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

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from transaction service commissions related to commercial real estate. Management services fees generated from property and facilities management services, along with other fees comprised of asset management, mortgage brokerage, appraisal and consulting fees, provide substantially all of the remaining revenue.

Revenue in any given quarter during the three fiscal year period ended June 30, 1997, as a percentage of total annual revenue, ranged from a high of 31.1% to a low of 19.0%, with revenue earned in the second quarters of each of the last three fiscal years ranging from 29.8% to 31.1%. The Company has historically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with progressively higher revenue in the quarters ending June 30, September 30, and December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the six months ended December 31, 1997 was $143.6 million, an increase of 19.7% over revenue of $120.0 million for the same period last year, reflecting continued strong real estate markets and increased business activity across the Company's service lines. This improvement related primarily to a $23.0 million increase in transaction service commissions over the same period in 1996. Management services fees of $14.9 million for the six months ended December 31, 1997 increased by $3.5 million, or 30.7%, as a result of increased activity in business services and property and facilities management. The improvements in transaction service commissions and management services fees were partially offset by reduced asset management and other fees for the period.

Total revenue for the quarter ended December 31, 1997 was $81.5 million, an increase of 19.8% over revenue of $68.0 million for the same period last year. Transaction service commissions increased $13.6 million or 24.0% over the comparable 1996 period, while management services fees increased by $2.2 million, or 38.3%. Reduced asset management and other fees partially offset these improvements for the period.

COSTS AND EXPENSES

Transaction service commission expense is the Company's major expense and is a direct function of transaction related revenue levels, which include transaction service commissions and other fees. As a percentage of these revenues, related commission expense increased slightly for the six months and quarter ended December 31, 1997 as compared to the same periods in 1996 due to higher costs related to guaranteed participation amounts for newly hired professionals and higher participation percentages attributable to higher production levels. Commission expense related to other fee revenue is also included in transaction service commission expense for the periods reported.

Total costs and expenses, other than transaction service commission expense and special charges and unusual items, increased by $10.1 million, or 20.0%, for the first six months of fiscal year 1998 compared to the same period in fiscal year 1997. The increase in costs includes $3.3 million and $3.2 million of expenses associated with supporting new business and changes in executive management structure in the Company's transaction services and management services areas, respectively; and $2.9 million in salaries and operating expenses related to the Institutional Services Group and Corporate Services Group. The Company currently has 20 directors responsible for managing relationships with its largest multi-market clients. In addition, the Company also incurred increased costs related to upgrading technology, human resources systems and corporate marketing, which were offset by a reduction in self-insured reserves.

Total costs and expenses, other than transaction service commission expense and special charges and unusual items, for the quarter ended December 31, 1997 increased by $5.7 million, or 21.5%, compared to the same quarter in fiscal year 1997 due primarily to the costs described above.

Special charges and unusual items reflect charges of $900,000 for the six month period ended December 31, 1996 primarily resulting from incremental non-recurring costs incurred in the quarter ended December 31, 1996, related to the relocation of the Company's corporate headquarters from San Francisco, California to Northbrook, Illinois.

NET INCOME

Net income for the six months ended December 31, 1997 was $11.6 million, or $.53 per common share on a diluted basis, as compared to net income of $10.0 million, or $.57 per common share for the same period in fiscal year 1997. The increase over the prior year's performance was related to higher net earnings from transaction and management services activities, the elimination of interest expense resulting from the extinguishment of the Company's long-term debt in fiscal year 1997, and the recognition of a $1.7 million deferred tax benefit in fiscal year 1998. Earnings per share on a comparative basis were diluted by the impact of the increased value of stock options and warrants due to the appreciation of the Company's stock price, as well as the issuance of additional shares of common stock during fiscal year 1997. Net income for the prior period also included non-recurring charges of $900,000 related primarily to the corporate headquarters relocation and a $3.6 million extraordinary gain on the extinguishment of debt in connection with the financing transactions which occurred in December 1996. Net income before non-recurring items for the current six-month period was $9.9 million, or $0.45 per share, compared with $7.3 million, or $0.42 per share, in the first half of fiscal 1997.

Net income for the quarter ended December 31, 1997 was $8.5 million or $.39 per common share on a diluted basis, as compared to $8.7 million or $.49 per common share for the same period in fiscal year 1997. Net income includes the effect of non-recurring items which consisted of a $1.1 million deferred tax benefit in the most recent quarter, and a $3.6 million extraordinary gain on extinguishment of debt that was offset by a $1.0 million charge related to the relocation of its corporate headquarters in the comparable prior year period. Net income for the second quarter of fiscal year 1998, before non-recurring items, was $7.4 million, or $0.34 per share, compared with $6.1 million, or $0.35 per share, for the same period last year. Earnings per share on a comparative basis were diluted by the impact of the increased value of stock options and warrants due to the appreciation of the Company's stock price, as well as the issuance of additional shares of common stock during fiscal 1997.

The Company's earnings per share amounts have been calculated in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share." See Note 3 of Notes to Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $6.0 million to $23.0 million during the six months ended December 31, 1997, as the Company's cash and cash equivalents increased by $16.8 million from June 30, 1997 to December 31, 1997. Cash provided by operations of $19.7 million was offset by net cash of $2.9 million used in investing activities, primarily for purchases of equipment and leasehold improvements.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels as a result of the high volume of transaction services activity during the quarter ended December 31. Deferred commissions payable balances of approximately $11.3 million, related to revenues earned in the six months ended December 31, 1997, have been paid subsequent to the end of that period.

The Company believes that its short-term and long-term cash requirements will be met by operating cash flow. In addition, on January 26, 1998, the Company amended its credit agreement, by adding an additional bank and expanding the credit facility available for general corporate purposes and acquisitions to $35 million from $15 million. Payment terms and maturities remained relatively unchanged, although certain restrictive covenants were eliminated or modified. Currently, the Company has no outstanding borrowings under the facility. (See Item 2.(b) of Part II of this report for additional information.)

The Company has increased its investment in various business and technology initiatives, entering into contracts for intranet, human resources, general ledger and transaction services information systems. The Company's current contracted commitments for these systems, including required computer hardware additions and upgrades, total approximately $884,000, with additional commitments being likely. The primary objectives of these added technology investments were to enhance the productivity and effectiveness of the Company's staff and business processes, and to bring the Company's computer information systems into compliance with year 2000 requirements. The Company expects all of these initiatives to be completed by the end of fiscal year 1999.

The second half of fiscal 1998 should mirror the first-half of the year in many ways. Real estate markets, especially in the West where the Company has a significant presence, should remain strong. Infrastructure expenditures will continue, therefore, the Company expects to see expenses as a percentage of revenue, on a rolling twelve month basis, to continue to increase throughout fiscal 1998, before stabilizing and then decreasing in fiscal 1999.

The Company is exploring strategic acquisition opportunities that have the potential to broaden its geographic reach and expand the depth and breadth of its current lines of business. The sources of consideration for such acquisitions could be cash, the Company's line of credit, new debt, and/or the issuance of stock. Although it is the Company's intent to actively pursue this strategy, no assurances can be made that any such acquisitions will occur.

                                   PART II




                              OTHER INFORMATION

                     (ITEMS 1, 3 AND 5 ARE NOT APPLICABLE
                   FOR THE QUARTER ENDED DECEMBER 31, 1997)

ITEM 2.    CHANGES IN SECURITIES

          (a) Effective December 9, 1997, the Certificate of Incorporation of the Company was amended (the "Amendment") to increase the number of authorized shares of Common Stock, $.01 par value per share, from 25 million to 50 million shares, resulting in an increase in the authorized capital stock of the Company from 26 million to 51 million shares. In addition, the Amendment eliminated the existing designation of preferences on the authorized Preferred Stock, $.01 par value per share. There were no shares of authorized Preferred Stock outstanding as of the date of this Report. The Amendment provides that the Board of Directors retains the right to designate the preferences on any Preferred Stock which may be issued in the future.
See Item 4, "Submission of Matters to a Vote of Security Holders."

          On December 30, 1997, Warburg Pincus Investors, L.P. ("WPI") and the Company entered into an agreement whereby WPI agreed that whenever a matter is brought to the vote of the stockholders of the Company and WPI beneficially has more than 50% of the voting power entitled to vote on such matter, then WPI may vote its shares up to 50% of the voting power (the "Limit") in its discretion and WPI may vote its shares in excess of the Limit in the same proportion as the shares of voting stock owned by holders other than WPI are voted. The agreement may not be amended or terminated without the concurrence of a majority of the directors of the Company who are not officers, employees, members or partners of WPI or the Company or the holders of a majority of the stock of the Company at a stockholders' meeting, other than shares owned by WPI. In addition, the agreement may be terminated by WPI or the Company if either party has received an opinion from a certified public accounting firm that the agreement shall not be effective to divest WPI of voting power in excess of the 50% limitation for pooling of interest accounting rules.

          (b) Effective January 26, 1998, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with PNC Bank, National Association ("PNC") and American National Bank and Trust Company of Chicago ("ANB") (together, the "Banks"), providing for an increase in the existing revolving credit facility made available to the Company by PNC from $15 million to $35 million. The facility had not been utilized at the date of this Report. The term of the Credit Agreement extends until March 13, 2001. As security for the facility, the Banks have a security interest in the majority of the assets of the Company and its primary subsidiaries. In addition, the material subsidiaries of the Company have guaranteed repayment of any amounts borrowed under the facility. Pursuant to the provisions of the Credit Agreement, the Company is prohibited from the payment of dividends with respect to its capital stock, and from the issuance of preferred stock unless the stock is unredeemable and not subject to any right with respect to non-payment of dividends other than a right to cumulative dividends prior to the payment of dividends on the common stock. In addition, the consent of the Banks is required prior to the amendment of the certificate of the incorporation or bylaws of the Company. There are also restrictions on indebtedness, liens, guarantees, loans, investments, acquisitions, and dispositions of assets. The financial covenants of the Credit Agreement include maintaining a ratio of indebtedness to annual cash flow from operations of no more than 3.00, 2.75 and 2.50 to
1.00 at the end of each fiscal quarter during each of the periods from January 1, 1998 to December 31, 1998; January 1, 1999 to December 31, 1999; January 1, 2000 and thereafter, respectively.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 annual meeting of stockholders of the Company was held on November 20, 1997. The Company submitted to a vote of stockholders, through the solicitation of proxies, the following proposals: the election of ten directors, representing the entire Board of Directors; the Amendment; a proposed new Employee Stock Purchase Plan providing for 750,000 authorized shares of Common Stock; and amendments to the 1990 Amended and Restated Stock Option Plan increasing the authorized shares of Common Stock for the grant of options thereunder from 1,500,000 shares to 2,000,000 shares. See Item 2, "Changes in Securities." The votes cast for, against and withheld (or abstained) with respect to each nominee for election as director and each other proposal were as follows:


                                                     WITHHOLD
                                       FOR          AUTHORITY
                                   ----------       ---------
Neil Young                         18,217,544         17,288
R. David Anacker                   18,217,694         17,138
Lawrence S. Bacow                  18,217,512         17,320
Joe F. Hanauer                     18,217,744         17,088
C. Michael Kojaian                 18,217,371         17,461
Sidney Lapidus                     18,217,744         17,088
Reuben S. Leibowitz                18,217,744         17,088
Robert J. McLaughlin               18,217,470         17,362
John D. Santoleri                  18,216,814         18,018
Todd A. Williams                   18,216,610         18,222


                                                                             BROKER
                                      FOR           AGAINST     ABSTAINED   NON-VOTES
                                   ----------      ---------    ---------   ---------
The Amendment                      17,254,589        970,383       9,860            -
Employee Stock Purchase Plan       16,718,494        180,477      21,663    1,314,198
Amendments to Stock Option Plan    15,887,690      1,005,630      27,784    1,313,728





ITEM 6(a).   EXHIBITS

(3)     ARTICLES OF INCORPORATION AND BYLAWS

3.1 Certificate of Incorporation of the Registrant, as restated effective November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant' Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

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

3.4 Amendment to the Restated Certificate of Incorporation of Grubb & Ellis Company, filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on December 19, 1997 (Commission File No. 333-42741).

3.5 Grubb & Ellis Company Bylaws, as amended and restated effective June 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission File No. 1-8122).


(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1 Amended and Restated Credit Agreement among the Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.

4.2 Amended and Restated Subordination Agreement among the Registrant and certain subsidiaries of the Registrant in favor of PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.

4.3 Revolving Credit Note executed by the Registrant in favor of PNC Bank, National Association in the amount of $20 million dated as of January 26, 1998.

4.4 Revolving Credit Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago in the amount of $15 million dated as of January 26, 1998.

4.5 Voting Agreement between Warburg, Pincus Investors, L.P. and the Registrant dated as of December 30, 1997.

(10)     MATERIAL CONTRACTS

10.1 Amended and Restated Master Collateral Assignment of Contracts Rights to PNC Bank, National Association, as Agent by the Registrant and Subsidiaries of the Registrant as of January 26, 1998.

10.2 Amended and Restated Master Agreement of Guaranty and Suretyship by the Registrant and Subsidiaries of the Registrant in favor of PNC Bank, National Association, as Agent by the Registrant and Subsidiaries of the Registrant as of January 26, 1998.

10.3 Amended and Restated Pledge Agreement among the Registrant, certain Subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.

10.4 Amended and Restated Security Agreement among the Registrant, certain Subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.

10.5 Amended and Restated Trademark Security Agreement by the Registrant in favor of PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.

10.6 Grubb & Ellis Company 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to
Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on December 19, 1997 (Commission File No. 333-42741).

(27)    FINANCIAL DATA SCHEDULE

ITEM 6. (b)    REPORTS ON FORM 8-K

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


                                        GRUBB & ELLIS COMPANY
                                        ---------------------
                                            (Registrant)



Date:  February 13, 1998               /s/  Brian D. Parker
                                       ---------------------------------
                                         Brian D. Parker
                                         Senior Vice President and
                                         Chief Financial Officer

                       GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                                   EXHIBIT INDEX

                       FOR THE QUARTER ENDED DECEMBER 31 1997

 EXHIBIT
---------
(4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

     4.1 Amended and Restated Credit Agreement among the Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.

     4.2 Amended and Restated Subordination Agreement among the Registrant and certain subsidiaries of the Registrant in favor of PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.

     4.3 Revolving Credit Note executed by the Registrant in favor of PNC Bank, National Association in the amount of $20 million dated as of January 26, 1998.

     4.4 Revolving Credit Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago in the amount of $15 million dated as of January 26, 1998.

     4.5 Voting Agreement between Warburg, Pincus Investors, L.P. and the Registrant dated as of December 30, 1997.

(10)  MATERIAL CONTRACTS

     10.1 Amended and Restated Master Collateral Assignment of Contracts Rights to PNC Bank, National Association, as Agent by the Registrant and Subsidiaries of the Registrant as of January 26, 1998.

     10.2 Amended and Restated Master Agreement of Guaranty and Suretyship by the Registrant and Subsidiaries of the Registrant in favor of PNC Bank, National Association, as Agent by the Registrant and Subsidiaries of the Registrant as of January 26, 1998.

     10.3 Amended and Restated Pledge Agreement among the Registrant, certain Subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.

     10.4 Amended and Restated Security Agreement among the Registrant, certain Subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.

     10.5 Amended and Restated Trademark Security Agreement by the Registrant in favor of PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998.


(27)  FINANCIAL DATA SCHEDULE