Form 10-K/A
period 1997-06-30
GRUBB & ELLIS CO
filed 1998-03-23
CIK 216039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GRUBB & ELLIS COMPANY
                                   FORM 10-K/A
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
COVER PAGE                                                                                                            1
TABLE OF CONTENTS                                                                                                     2

Part II.
  Item 6.              Selected Financial Data                                                                        7
  Item 7.              Management's Discussion and Analysis of Financial Condition and Results of                     8
                         Operations
  Item 8.              Financial Statements and Supplementary Data                                                   13

Part IV.
  Item 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              36

SIGNATURES                                                                                                           40
EXHIBIT INDEX

ITEM 6. SELECTED FINANCIAL DATA

    Five Year Comparison of Selected Financial and Other Data for the Company:

                                                               FOR THE YEARS ENDED JUNE 30,(1)
                                            ---------------------------------------------------------------------
                                                1997           1996          1995          1994          1993
                                            -------------  ------------  ------------  ------------  ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Total revenue.............................  $     228,630  $    193,728  $    185,784  $    185,182  $    207,410
Net income (loss).........................         19,010         2,102         1,556       (17,540)      (58,186)
Dividends applicable to preferred
  stockholders:
  Accretion of liquidation preference.....       --             --               (877)       (2,494)         (998)
  Dividends in arrears....................         (1,431)       (3,012)       (1,862)      --            --
Provision for income taxes................           (372)         (198)         (448)         (597)         (500)
Reduction in deferred tax asset valuation
  allowance...............................          3,220       --            --            --            --
Net income (loss) applicable to common
  stockholders............................         17,579          (910)       (1,183)      (20,034)      (59,184)
Net income (loss) per common share
  -- Basic................................           1.22          (.10)         (.16)        (4.92)       (15.66)
  -- Diluted..............................            .97          (.10)         (.16)        (4.92)       (15.66)
Weighted average common shares
  -- Basic................................     14,429,971     8,870,720     7,271,257     4,073,715     3,778,645
  -- Diluted..............................     19,567,635     8,870,720     7,271,257     4,073,715     3,778,645
OTHER DATA:
EBITDA (2)................................  $      17,629  $      7,418  $      4,427  $        841  $     (6,214)

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

    The accrued and undeclared dividends on the Company's convertible senior and junior preferred stock totaled $1.4 million in fiscal year 1997, prior to the conversion or retirement of all such stock in December 1996, and $3.0 million in fiscal year 1996. Earnings per common share, including such accrued dividends, of $1.22 and $.97 on a basic and diluted basis, respectively, were earned in fiscal year 1997, as compared to a loss of $.10 per share on both a basic and diluted basis in fiscal year 1996.

    In 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaced the previously reported primary and fully diluted earnings per share calculations with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement No. 128 requirements.

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

                                          ERNST & YOUNG LLP

Chicago, Illinois
August 18, 1997, except for Note 1(k)
as to which the date
is March 21, 1998

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

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           1997          1996          1995
                                                                       ------------  ------------  ------------
Revenue
  Transaction service commissions....................................  $    188,686  $    157,562  $    152,160
  Management services and other fees.................................        39,944        36,166        33,624
                                                                       ------------  ------------  ------------
        Total revenue................................................       228,630       193,728       185,784
                                                                       ------------  ------------  ------------
Costs and expenses
  Transaction service commissions....................................       113,460        95,037        89,596
  Salaries and wages.................................................        55,095        47,562        46,565
  Selling, general and administrative................................        43,567        45,706        46,602
  Depreciation and amortization......................................         2,964         2,546         2,012
  Other non-recurring expenses (income)..............................         2,431          (462)       (2,606)
                                                                       ------------  ------------  ------------
        Total costs and expenses.....................................       217,517       190,389       182,169
                                                                       ------------  ------------  ------------
        Total operating income.......................................        11,113         3,339         3,615
Other income and expenses
  Interest income....................................................           840           689           773
  Other income, net..................................................           281         1,306           633
  Interest expense to related parties................................        (1,453)       (3,034)       (3,017)
                                                                       ------------  ------------  ------------
        Income before income taxes and extraordinary item............        10,781         2,300         2,004
Net benefit (provision) for income taxes.............................         2,848          (198)         (448)
                                                                       ------------  ------------  ------------
Income before extraordinary item.....................................        13,629         2,102         1,556
Extraordinary item -- gain on extinguishment of debt, net of taxes of
  $195...............................................................         5,381       --            --
                                                                       ------------  ------------  ------------
        Net income...................................................  $     19,010  $      2,102  $      1,556
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Net income (loss) applicable to common stockholders, net of
  undeclared dividends earned on preferred stock in the amounts of
  $1,431, $3,012, and $2,739 for the years ended June 30, 1997, 1996,
  and 1995, respectively.............................................  $     17,579  $       (910) $     (1,183)
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Net income (loss) per common share:
Basic --
  -- from operations.................................................  $        .85  $       (.10) $       (.16)
  -- from extraordinary gain.........................................           .37       --            --
                                                                       ------------  ------------  ------------
                                                                       $       1.22  $       (.10)         (.16)
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
  Weighted average common shares outstanding.........                    14,429,971     8,870,720     7,271,257
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Diluted --
  -- from operations.................................................  $        .70  $       (.10) $       (.16)
  -- from extraordinary gain.........................................           .27       --            --
                                                                       ------------  ------------  ------------
                                                                       $        .97  $       (.10) $       (.16)
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
  Weighted average common shares outstanding.........                    19,567,635     8,870,720     7,271,257
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------

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

(a)  THE COMPANY:

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

(b)  PRINCIPLES OF CONSOLIDATION:

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

(c)  BASIS OF PRESENTATION:

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

(d)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

(e)  ACCOUNTING FOR STOCK-BASED COMPENSATION:

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

(f)  REVENUE RECOGNITION:

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

(g)  COSTS AND EXPENSES:

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

(h)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

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

(i)  ACCRUED CLAIMS AND SETTLEMENTS:

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

(j)  INCOME TAXES:

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

(k)  EARNINGS (LOSS) PER COMMON SHARE:

    In 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaced the previously reported primary and fully diluted earnings per share calculations with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement No. 128 requirements.

    The calculation of earnings (loss) per common share includes net income adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends for the periods during which the preferred stock was subject to mandatory redemption. All of the preferred stock was either retired or converted to common stock in December, 1996 (see
Note 5), and all accrued and undeclared dividends through that date were forgiven.

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):


                                                       For the fiscal year ended June 30,
                                                   ---------------------------------------------
                                                   1997                 1996               1995
                                                 --------             --------           -------
Basic earnings per common share:
   Income before extraordinary gain              $13,629              $ 2,102            $ 1,556
   Adjustments:
     Dividends-senior preferred stock             (1,032)              (2,168)            (1,936)
     Dividends-junior preferred stock               (399)                (844)              (803)
                                                 --------             --------           -------
   Net income  (loss) before extraordinary
       gain applicable to common
       stockholders                              $12,198              $  (910)           $(1,183)
                                                 --------             --------           -------
                                                 --------             --------           -------
   Weighted average common shares
       outstanding - basic                         14,430                8,871              7,271
                                                 --------             --------           -------
                                                 --------             --------           -------
   Earnings (loss) per common share - basic       $  0.85              $ (0.10)           $ (0.16)
                                                 --------             --------           -------
                                                 --------             --------           -------

Diluted earnings per common share:
   Income before extraordinary gain              $13,629              $ 2,102            $ 1,556
   Adjustments:
     Dividends-senior preferred stock                --                (2,168)            (1,936)
     Dividends-junior preferred stock                --                  (844)              (803)
                                                 --------             --------           -------
   Net income (loss) before extraordinary
       gain applicable to common
       stockholders                              $13,629              $  (910)           $(1,183)
                                                 --------             --------           -------
                                                 --------             --------           -------
   Weighted average common shares
       outstanding                                14,430                8,871              7,271
   Effect of dilutive securities:
       Stock options and warrants                  1,631                  --                 --
       Senior convertible preferred stock          2,308                  --                 --
       Junior convertible preferred stock          1,199                  --                 --
                                                 --------             --------           -------
   Weighted average common shares
       outstanding - diluted                      19,568                8,871              7,271
                                                 --------             --------           -------
                                                 --------             --------           -------
   Earnings (loss) per common share - diluted    $  0.70              $ (0.10)           $ (0.16)
                                                 --------             --------           -------
                                                 --------             --------           -------

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)  CASH AND CASH EQUIVALENTS:

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

(m)  RECLASSIFICATIONS:

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

    The effect on 1997 and 1996 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying Statement 123's fair value

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

7. STOCK OPTIONS, WARRANTS AND STOCK PURCHASE AND EMPLOYEE 401(K) PLANS (CONTINUED) method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported.

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

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

12.  PRO FORMA INFORMATION (UNAUDITED)

    The information presented below presents the unaudited pro forma impact to net income per common share assuming (a) the equity investments of $10 million in December 1996 and $11.25 million in January 1997 described in Note 5 to the Notes to Consolidated Financial Statements were made at the beginning of the respective years, then concurrently (b) all outstanding long-term debt to The Prudential Insurance Company of America was immediately retired and (c) all outstanding Senior and Junior Convertible Preferred Stock was also immediately retired or converted into common stock.

                                                                            (UNAUDITED)    (UNAUDITED)
                                                                               1997           1996
                                                                           -------------  -------------
Net income (loss) applicable to common stockholders......................  $      17,579  $        (910)
Add pro forma adjustments --
  Dividends applicable to preferred stock................................          1,431          3,012
  Interest expense to related parties....................................          1,453          3,034
                                                                           -------------  -------------
Pro forma net income applicable to common stockholders...................  $      20,463  $       5,136
                                                                           -------------  -------------
                                                                           -------------  -------------
Pro forma weighted average common shares outstanding
  -- Basic...............................................................     19,434,392     19,362,599
                                                                           -------------  -------------
                                                                           -------------  -------------
  -- Diluted.............................................................     21,064,891     19,362,599
                                                                           -------------  -------------
                                                                           -------------  -------------
Pro forma net income per common share:
  Basic:
    From operations......................................................  $         .77  $         .27
    From extraordinary gain..............................................            .28       --
                                                                           -------------  -------------
                                                                           $        1.05  $         .27
                                                                           -------------  -------------
                                                                           -------------  -------------
  Diluted:
    From operations......................................................  $         .71  $         .27
    From extraordinary gain..............................................            .26       --
                                                                           -------------  -------------
                                                                           $         .97  $         .27
                                                                           -------------  -------------
                                                                           -------------  -------------

    The pro forma information is not necessarily indicative of the results of the Company had such transactions occurred on the dates discussed above, nor does such information purport to represent the expected results for future periods.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            FISCAL YEAR ENDED JUNE 30, 1997
                                                               ---------------------------------------------------------
                                                                  FIRST         SECOND          THIRD         FOURTH
                                                                 QUARTER        QUARTER        QUARTER        QUARTER
                                                               ------------  -------------  -------------  -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
Operating revenue............................................  $     51,927  $      68,034  $      48,593  $      60,076
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Operating income (loss)......................................  $      1,947  $       5,411  $      (1,651) $       5,406
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Income (loss) before income taxes and extraordinary item.....  $      1,326  $       5,184  $      (1,438) $       5,709
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Extraordinary item -- gain on extinguishment of debt.........       --       $       3,576  $       2,000  $        (195)
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Net income (loss)............................................  $      1,296  $       8,723  $         534  $       8,457
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Net income (loss) per common share:
Basic --
  -- from operations.........................................  $        .06  $         .42  $        (.08) $         .44
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
  -- from extraordinary gain.................................       --       $         .34  $         .11  $        (.01)
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
  Weighted average common shares outstanding.................     8,916,567     10,657,026     18,791,426     19,515,296
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
Diluted --
  -- from operations.........................................  $        .06  $         .30  $        (.08) $         .40
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
  -- from extraordinary gain.................................       --       $         .20  $         .11  $        (.01)
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
  Weighted average common shares outstanding.................     8,916,567     17,330,945     18,791,426     21,819,489
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------
                                                                    4 3/4 :                      10 1/8 :
Common stock market price range (high:low)...................         3 1/4     4 3/4 :  4          4 1/4    17 1/8 :  9
                                                               ------------  -------------  -------------  -------------
                                                               ------------  -------------  -------------  -------------

                                                                      FISCAL YEAR ENDED JUNE 30, 1996
                                                           ------------------------------------------------------
                                                              FIRST         SECOND        THIRD         FOURTH
                                                             QUARTER       QUARTER       QUARTER       QUARTER
                                                           ------------  ------------  ------------  ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
Operating revenue........................................  $     47,362  $     60,381  $     36,933  $     49,052
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Operating income (loss)..................................  $        407  $      6,005  $     (4,574) $      1,501
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Income (loss) before income taxes........................  $        808  $      5,278  $     (5,110) $      1,324
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income (loss)........................................  $        596  $      5,332  $     (5,116) $      1,290
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income (loss) per common share:
  Basic..................................................  $       (.01) $        .42  $       (.67) $        .06
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
  Diluted................................................  $       (.01) $        .32  $       (.67) $        .06
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average common shares outstanding...............     8,827,675     8,827,675     8,827,675     8,831,513
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
                                                                2 3/4 :       2 5/8 :                     5 1/4 :
Common stock market price range (high:low)...............         1 7/8         1 7/8     3 : 1 7/8         2 1/4
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

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