Form 10-Q/A
period 1997-09-30
GRUBB & ELLIS CO
filed 1998-03-23
CIK 216039

                                   FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


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

                                    PART I





                             FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS


                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                     For the Three Months
                                                      Ended September 30,
                                                     --------------------
                                                       1997          1996
                                                   ----------     ---------
Revenue:
  Transaction service commissions                   $  52,205     $  42,791
  Management services fees                              7,058         5,728
  Other fees                                            2,836         3,308
                                                   ----------     ---------
    Total revenue                                      62,099        51,827
                                                   ----------     ---------
Costs and expenses:
  Transaction service commissions                      31,202        25,936
  Salaries and wages                                   15,859        12,677
  Selling, general and administrative                  11,995        10,694
  Depreciation and amortization                           736           767
  Other non-recurring income                              --            (93)
                                                   ----------     ---------
    Total costs and expenses                           59,792        49,981
                                                   ----------     ---------
      Total operating income                            2,307         1,846

Other income and expenses:
  Interest income                                         248           130
  Other income, net                                        31            76
  Interest expense to related parties                     --           (726)
                                                   ----------     ---------
      Income before income taxes                        2,586         1,326

Net benefit (provision) for income taxes                  449           (30)
                                                   ----------     ---------
      Net income                                    $   3,035     $   1,296
                                                   ----------     ---------
                                                   ----------     ---------

Net income applicable to common stockholders,
 net of undeclared dividends earned on
 preferred stock in 1996                            $   3,035     $     501
                                                   ----------     ---------
                                                   ----------     ---------
Net income per common share:

     Basic  -                                      $     .16     $     .06
                                                   ----------     ---------
                                                   ----------     ---------

     Diluted -                                     $     .14     $     .06
                                                   ----------     ---------
                                                   ----------     ---------
Weighted average common shares outstanding:

     Basic -                                       19,541,544     8,916,567
                                                   ----------     ---------
                                                   ----------     ---------
     Diluted -                                     22,036,137     8,916,567
                                                   ----------     ---------
                                                   ----------     ---------





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

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   NET INCOME PER COMMON SHARE

     Net income per common share computations are based on the weighted average number of common shares outstanding. Stock options, stock warrants and convertible preferred stock are excluded from the computations of diluted earnings per share if their effect is anti-dilutive.

     The calculation of net income per common share for the three months ended September 30, 1996, includes adjustments for earned but undeclared dividends related to the Company's previously outstanding Senior and Junior Convertible Preferred Stock, totaling $578,000 and $217,000, respectively. All of the preferred stock was either retired or converted to common stock during December 1996.

     PRO FORMA INFORMATION --

     The information below presents (in thousands, except share data) the pro forma impact to net income per common share for the three months ended September 30, 1996 assuming (a) equity investments of $10 million in December 1996 and $11.25 million in January 1997 were made at the beginning of the period, then concurrently (b) all outstanding long-term debt was immediately retired and (c) all outstanding Senior and Junior Convertible Preferred Stock was also immediately retired or converted into common stock.

                                                              1996
                                                              ----
     Net income applicable to common stockholders            $  501
     Add pro forma adjustments:
         Dividends applicable to preferred stock                795
         Interest expense to related parties                    726
     Pro forma net income applicable to common
      stockholders                                         $  2,022
                                                         ----------
                                                         ----------
     Pro forma weighted average common shares
      outstanding:
          Basic -                                        19,323,000
                                                         ----------
                                                         ----------
          Diluted -                                      19,945,000
                                                         ----------
                                                         ----------
     Pro forma net income per common share (A):          $      .10
                                                         ----------
                                                         ----------

     (A) The pro forma net income per common share amounts are the same for both basic and diluted bases of calculation.

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

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                     Quarter ended September 30,
                                                                     ---------------------------
                                                                       1997              1996
                                                                     --------          ---------
     BASIC EARNINGS PER SHARE:
     Income before extraordinary gain                                $ 3,035           $1,296
     Adjustments:
       Dividends-senior preferred stock                                  --              (578)
       Dividends-junior preferred stock                                  --              (217)
                                                                     --------          ---------
     Net income applicable to common stockholders                    $ 3,035           $  501
                                                                     --------          ---------
                                                                     --------          ---------
     Weighted average common shares outstanding                       19,542            8,917
                                                                     --------          ---------
                                                                     --------          ---------
     Earnings per share - basic                                      $  0.16           $ 0.06
                                                                     --------          ---------
                                                                     --------          ---------
     DILUTED EARNINGS PER SHARE:
     Income before extraordinary gain                                $ 3,035           $  501
                                                                     --------          ---------
                                                                     --------          ---------
     Weighted average common shares outstanding                       19,542            8,917
     Effect of dilutive securities:
       Stock  options and warrants                                     2,494              --
       Senior convertible preferred stock                                --               --
       Junior convertible preferred stock                                --               --
                                                                     --------          ---------
     Weighted average common shares outstanding                        22,036           8,917
                                                                     --------          ---------
                                                                     --------          ---------
     Earnings per share - diluted                                    $  0.14           $ 0.06
                                                                     --------          ---------
                                                                     --------          ---------


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

     NET INCOME

     Net income of $3.0 million or $.14 per common share on a diluted basis for the quarter ended September 30, 1997 compared favorably to net income of $1.3 million or $.06 per common share for the same period in 1996. The increase over the prior year's performance was related to higher net earnings from transaction and management services activities, the elimination of interest expense resulting from the extinguishment of the Company's long-term debt, and the recognition of a deferred tax benefit of $600,000 in the first quarter of fiscal 1998. This increase in income was partially offset by the increase in costs and expenses other than transaction service commissions, as described above.

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



(27) FINANCIAL DATA SCHEDULE