Form 10-K/A
period 1997-06-30
GRUBB & ELLIS CO
filed 1998-05-01
CIK 216039

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                   FORM 10-K/A-2

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                          SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal year ended June 30, 1997

                                         OR

            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                          SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                   to
                                -------------------   -----------
                       Commission file number        1-8122
                                                    --------
                                  GRUBB & ELLIS COMPANY
               -------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                  Delaware                            94-1424307
           ---------------------                ----------------------
              (State or other                       (IRS Employer
              jurisdiction of                    Identification No.)
              incorporation or
                organization

                           2215 Sanders Road, Suite 400,
                              Northbrook IL, 60062
                    ---------------------------------------
                (Address of principal executive offices) (Zip Code)

                                   (847) 753-7500
                       -----------------------------------
                (Registrant's telephone number, including area code)

            Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------
             Common Stock                     New York Stock Exchange
                                                  Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  No
                                        ----   ----
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

                               GRUBB & ELLIS COMPANY

                                   FORM 10-K/A-2

                                 TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
COVER PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

TABLE OF CONTENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

Part IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . . . . .3

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

                              GRUBB & ELLIS COMPANY

                                     PART IV

                                 _______________

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

     4.10 Stock Subscription Warrant No. 21 dated December 11, 1996 issued to Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-
          8122).

     4.11 Stock Subscription Warrant No. 22 dated December 11, 1996 issued to Joe F. Hanauer Trust, incorporated herein by reference to
          Exhibit 4.13 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

     4.12 Stock Subscription Warrant No. 23 dated December 11, 1996 issued to Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.14 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-
          8122).

     4.13 Form of Amendment No. 1 to Stock Subscription Warrants No. 8, 9, 13 and 15 issued to Joe F. Hanauer Trust, incorporated herein by reference to Exhibit 4.15 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-
          8122).

     4.14 Credit Agreement among the Registrant, certain Subsidiaries of the Registrant, and PNC Bank, National Association dated as of March 13, 1997, incorporated herein by reference to Exhibit 4.14 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

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

          10.2* Grubb & Ellis Company 1990 Amended and Restated Stock Option Plan, as amended and restated as of September 25, 1996.**

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

          10.6 Master Collateral Assignment of Contract Rights to PNC Bank, National Association by the Registrant and Subsidiaries of the Registrant dated as of March 13, 1997, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-
                 8122).

          10.7 Master Agreement of Guaranty and Suretyship by and between the Registrant and Subsidiaries of the Registrant in favor of PNC Bank National Association dated as of March 13, 1997, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

          10.8 Pledge Agreement among the Registrant, certain Subsidiaries of the Registrant and PNC Bank, National Association dated as of March 13, 1997, incorporated herein by reference to Exhibit
                 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

          10.9 Security Agreement by and among the Registrant, certain Subsidiaries of the Registrant and PNC Bank, National Association dated as of March 13, 1997, incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-
                 8122).

          10.10 Trademark Security Agreement by the Registrant in favor of PNC Bank, National Association dated as of March 13, 1997, incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1997 (Commission File No. 1-8122).

          10.11 Stock Sale Agreement between the Registrant and International Business Machines Corporation dated January 19, 1996, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 8, 1996 (Commission File No. 1-8122).

          10.12 Managed Service Agreement between International Business Machines Corporation and Axiom Real Estate Management, Inc. dated as of January 1, 1996, and Side Letter Agreement between the parties dated January 19, 1996, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 8, 1996 (Commission File No. 1-
                 8122).

     (21) Subsidiaries of the Registrant **

     (23) Consent of Independent Auditors

          23.1   Consent of Ernst & Young LLP **

          23.2   Consent of Ernst & Young LLP

     (24) Powers of Attorney

          24.1   Powers of Attorney **

          24.2   Certified Board Resolutions

     (27) Financial Data Schedule**

*     Management contract or compensatory plan or arrangement.

**   Previously filed.



     (b)  Reports on Form 8-K:  none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 1998.

GRUBB & ELLIS COMPANY

(REGISTRANT)

by               *
  ______________________________
     Neil Young
     Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/    Brian D. Parker                                           April 30, 1998
________________________________
Brian D. Parker
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

                 *                                               April 30, 1998
________________________________
R. David Anacker, Director

                 *                                               April 30, 1998
________________________________
Lawrence S. Bacow, Director

                 *                                               April 30, 1998
________________________________
Joe F. Hanauer, Director

                 *                                               April 30, 1998
________________________________
C. Michael Kojaian, Director

                 *                                               April 30, 1998
________________________________
Sidney Lapidus, Director

                 *                                               April 30, 1998
________________________________
Reuben S. Leibowitz, Director

                 *                                               April 30, 1998
________________________________
Robert J. McLaughlin, Director

                 *                                               April 30, 1998
________________________________
John D.Santoleri, Director

                 *                                               April 30, 1998
________________________________
Todd A. Williams, Director



/s/ Robert J. Walner
________________________________________________________________________
*By:  Robert J. Walner, Attorney-in-Fact, pursuant to Powers of Attorney

                                      GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                                                EXHIBIT INDEX (A)

                                      FOR THE FISCAL YEAR ENDED JUNE 30, 1997

EXHIBIT

     (21) Subsidiaries of the Registrant **

     (23) Consent of Independent Auditors

          23.1   Consent of Ernst & Young LLP **

          23.2   Consent of Ernst & Young LLP

     (24) Powers of Attorney

          24.1   Powers of Attorney **

          24.2   Certified Board Resolutions

     (27) Financial Data Schedule**

**   Previously filed.



     (A) Exhibits incorporated by reference are listed in Item 14(a)3 of this Report.