Form 10-Q
period 1998-03-31
GRUBB & ELLIS CO
filed 1998-05-14
CIK 216039

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1998
                                         --------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------
                    Commission File Number:       1-8122
                                           --------------------------

                              GRUBB & ELLIS COMPANY
              --------------------------------------------------------
               (Exact name of registrant as specified in its charter)

             Delaware                                   94-1424307
    -------------------------                     ---------------------
 (State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)


                           2215 Sanders Road, Suite 400,
                                Northbrook, IL 60062
                 --------------------------------------------------
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (847) 753-7500
                 --------------------------------------------------
                (Registrant's telephone number, including area code)

                                     No Change
                 --------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reptorts required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---   ---

                                      19,638,963
                 --------------------------------------------------
                  (Number of shares outstanding of the registrant's
                          common stock at April 26, 1998)

                                     PART I






                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                      GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
                                   (UNAUDITED)


                                                          For the Three Months                      For the Nine Months
                                                             Ended March 31,                           Ended March 31,
                                                     --------------------------------         --------------------------------
                                                         1998                1997                  1998               1997
                                                     -----------         ------------         ------------        ------------
 Revenue:
      Transaction service commissions                $  46,722           $   38,993           $  168,988           $ 138,294
      Management services fees                           8,272                6,389               23,141              17,766
      Other fees                                         3,983                3,211               10,472              12,494
                                                     ----------          -----------          -----------          ----------
           Total revenue                                58,977               48,593              202,601             168,554
                                                     ----------          -----------          -----------          ----------
 Costs and expenses:
      Transaction service commissions                   27,570               23,302              100,915              84,455
      Salaries, wages and benefits                      18,406               14,493               52,367              41,103
      Selling, general and administrative               13,276               10,575               38,474              32,863
      Depreciation and amortization                        852                  777                2,384               2,429
      Other non-recurring expenses                           -                1,097                    -               1,997
                                                     ----------          -----------          -----------          ----------
           Total costs and expenses                     60,104               50,244              194,140             162,847
                                                     ----------          -----------          -----------          ----------
           Total operating (loss) income                (1,127)              (1,651)               8,461               5,707

 Other income and expenses:
      Interest income                                      336                  287                  865                 638
      Other income, net                                      -                   32                   60                 158
      Interest expense to related parties                    -                 (106)                   -              (1,431)
                                                     ----------          -----------          -----------          ----------
           (Loss) income before income taxes
            and extraordinary item                        (791)              (1,438)               9,386               5,072

 Net benefit (provision) for income taxes                3,446                  (28)               4,844                 (95)
                                                     ----------          -----------          -----------          ----------
 Income (loss) before extraordinary item                 2,655               (1,466)              14,230               4,977
 Extraordinary item - gain
   on extinguishment of
   debt, net of taxes                                        -                2,000                    -               5,576
                                                     ----------          -----------          -----------          ----------
     Net income                                      $   2,655           $      534           $   14,230           $  10,553
                                                     ----------          -----------          -----------          ----------
                                                     ----------          -----------          -----------          ----------
Net income applicable to common stockholders
  net of undeclared dividends earned on preferred
  stock in 1997                                      $   2,655           $      534           $   14,230           $   9,122
                                                     ----------          -----------          -----------          ----------
                                                     ----------          -----------          -----------          ----------

             See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
                                  (UNAUDITED)


                                                         For the Three Months                          For the Nine Months
                                                           Ended March 31,                               Ended March 31,
                                                 ----------------------------------             ---------------------------------
                                                    1998                   1997                    1998                   1997
                                                 -----------            -----------             -----------           -----------
 Earnings (loss) per share:
      Basic:
      - from operations                          $       .14            $      (.08)            $       .73           $       .28
      - from extraordinary
         gain                                              -                    .11                       -                   .44
                                                 -----------            -----------             -----------           -----------
                                                 $       .14            $       .03             $       .73           $       .72
                                                 -----------            -----------             -----------           -----------
                                                 -----------            -----------             -----------           -----------
      Weighted average common
        shares outstanding                        19,626,177             18,791,426              19,586,285            12,744,522
                                                 -----------            -----------             -----------           -----------
                                                 -----------            -----------             -----------           -----------

      Diluted:
      - from operations                          $       .12            $      (.08)            $       .65           $       .27
      - from extraordinary gain                            -                    .11                       -                   .31
                                                 -----------            -----------             -----------           -----------
                                                 $       .12            $       .03             $       .65           $       .58
                                                 -----------            -----------             -----------           -----------
                                                 -----------            -----------             -----------           -----------
      Weighted average common
         shares outstanding                       21,914,686             18,791,426              21,975,508            18,224,837
                                                 -----------            -----------             -----------           -----------
                                                 -----------            -----------             -----------           -----------


             See notes to condensed consolidated financial statements.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                      ASSETS

                                                       March 31,     June 30,
                                                         1998           1997
                                                      -----------   -----------

 Current assets:
      Cash and cash equivalents                       $   17,633    $   16,790
      Commissions, management services and other
       fees receivable                                     5,995         4,694
      Other receivables                                    1,674         2,097
      Prepaids and other current assets                      760         1,257
      Deferred tax assets, net                             8,324         3,220
                                                      ----------    ----------
        Total current assets                              34,386        28,058

 Noncurrent assets:
      Equipment and leasehold improvements, net           11,243         5,988
      Other assets                                         4,891         2,650
                                                      ----------    ----------
        Total assets                                  $   50,520    $   36,696
                                                      ----------    ----------
                                                      ----------    ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                $    1,668    $    1,938
      Compensation and employee benefits payable           8,356         4,568
      Other accrued expenses                               2,931         4,567
                                                      ----------    ----------
        Total current liabilities                         12,955        11,073

 Long-term liabilities:
      Accrued claims and settlements                       8,399        10,512
      Other liabilities                                    1,666         2,188
                                                      ----------    ----------
        Total liabilities                                 23,020        23,773
                                                      ----------    ----------


 Stockholders' equity:
      Common stock, $.01 par value: 50,000,000 and
       25,000,000 shares authorized, and 19,638,963
       and 19,509,952 shares issued and outstanding
       at March 31, 1998 and June 30, 1997,
       respectively                                          198           196
      Additional paid-in-capital                         110,925       110,579
      Retained earnings (deficit)                        (83,623)      (97,852)
                                                      ----------    ----------
        Total stockholders' equity                        27,500        12,923
                                                      ----------    ----------
        Total liabilities and stockholders' equity    $   50,520    $   36,696
                                                      ----------    ----------
                                                      ----------    ----------


              See notes to condensed consolidated financial statements.

                      GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                         For the Nine Months
                                                           Ended March 31,
                                                     --------------------------
                                                        1998            1997
                                                     -----------     ----------
 Cash Flows from Operating Activities:

      Net income                                     $  14,230       $  10,553
      Extraordinary item - gain on extinguishment
       of debt                                               -          (5,576)
      Other adjustments to reconcile net income to
       net cash provided by operating activities        (3,612)         (2,268)
                                                     -----------     ----------
           Net cash provided by operating activities    10,618           2,709
                                                     -----------     ----------
  Cash Flows from Investing Activities:

      Purchases of equipment and leasehold
       improvements                                     (7,130)         (1,852)
      Cash paid for business acquisitions and
       related costs                                    (2,937)              -
      Proceeds from disposition and distributions
       from real estate investments                         61             481
                                                     -----------     ----------
           Net cash used in investing activities       (10,006)         (1,371)
                                                     -----------     ----------
  Cash Flows from Financing Activities:

      Issuance of common stock                             347          21,250
      Deferred financing fees                             (116)              -
      Repayment of long-term debt to related
        party                                                -         (23,000)
      Repayment of notes payable                             -             (29)
                                                     -----------     ----------
           Net cash provided by (used in) financing
            activities                                     231          (1,779)
                                                     -----------     ----------
  Net increase (decrease) in cash and cash                 843            (441)
   equivalents

  Cash and cash equivalents at beginning of period      16,790          13,547
                                                     -----------     ----------
  Cash and cash equivalents at end of period         $  17,633       $  13,106
                                                     -----------     ----------
                                                     -----------     ----------

  Supplemental Disclosure of Cash Flow Information:

      Cash paid during the period for:
        Interest                                     $       -       $   1,466

        Income taxes                                       790             126

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

     Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be achieved in future periods.

     2.   INCOME TAXES

     The Company's tax provision consists of currently payable state and local income taxes and federal alternative minimum taxes, totaling $260,000 and $28,000 in the nine months ended March 31, 1998 and 1997, respectively. In addition, the Company recognized a deferred tax benefit of $5,104,000 in the nine months ended March 31, 1998, as a result of a reduction in the valuation allowance against the deferred tax assets, based upon the expected utilization of net operating loss carryforwards. Management believes that, due to favorable economic conditions, the recent elimination of debt and the trend of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax assets.

                       GRUBB & ELLIS COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     3.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaced the previously reported primary and fully diluted earnings per share calculations with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement No. 128 requirements.

     Earnings per share computations are based on the weighted average number of common shares outstanding. Stock options, stock warrants and convertible preferred stock are excluded from the computations if their effect is anti-dilutive.

     The calculation of earnings per share for the nine month period ended March 31, 1997, includes an adjustment for earned but undeclared dividends related to the Company's previously outstanding convertible preferred stock. All of the preferred stock was either retired or converted to common stock during December 1996.

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):


                                                              Quarter ended March 31,             Nine Months Ended March 31,
                                                         --------------------------------      ---------------------------------
                                                            1998                1997               1998               1997
                                                         ----------         ----------         -----------        -----------
 BASIC EARNINGS PER SHARE:

 Income (loss) before extraordinary gain                 $    2,655         $   (1,466)        $    14,230        $     4,977
 Adjustments for dividends on:
   Senior convertible preferred stock                             -                  -                   -             (1,032)
   Junior convertible preferred stock                             -                  -                   -               (399)
                                                         ----------         ----------         -----------        -----------
 Net income (loss) applicable to common stockholders
                                                         $    2,655         $   (1,466)        $    14,230        $     3,546
                                                         ----------         ----------         -----------        -----------
                                                         ----------         ----------         -----------        -----------
 Weighted average common shares outstanding                  19,626             18,791              19,586             12,745
                                                         ----------         ----------         -----------        -----------
                                                         ----------         ----------         -----------        -----------
 Earnings (loss) per share - basic                       $     0.14         $    (0.08)        $      0.73        $      0.28
                                                         ----------         ----------         -----------        -----------
                                                         ----------         ----------         -----------        -----------
 DILUTED EARNINGS PER SHARE:

 Income (loss) before extraordinary gain                 $    2,655         $   (1,466)        $    14,230        $     4,977
                                                         ----------         ----------         -----------        -----------
                                                         ----------         ----------         -----------        -----------
 Weighted average common shares outstanding                  19,626             18,791              19,586             12,745
 Effect of dilutive securities:
   Stock options and warrants                                 2,289                  -               2,390                808
   Senior convertible preferred stock                             -                  -                   -              3,075
   Junior convertible preferred stock                             -                  -                   -              1,597
                                                         ----------         ----------         -----------        -----------
 Weighted average common shares outstanding                  21,915             18,791              21,976             18,225
                                                         ----------         ----------         -----------        -----------
                                                         ----------         ----------         -----------        -----------
 Earnings (loss) per share - diluted                     $     0.12         $    (0.08)        $      0.65        $      0.27
                                                         ----------         ----------         -----------        -----------
                                                         ----------         ----------         -----------        -----------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding, among other things, future revenue growth, income and changes in expense levels. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. Such factors, which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of new initiatives and investments, and (vi) other factors described in the Company's Form 10-K for the fiscal year ended June 30, 1997.

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from transaction service commissions related to commercial real estate. Management services fees generated from property and facilities management services, along with other fees comprised of asset management, mortgage brokerage, appraisal and consulting fees, provide substantially all of the remaining revenue.

The Company has historically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with progressively higher revenue in the quarters ending June 30, September 30, and December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the three fiscal year period ended June 30, 1997, as a percentage of total annual revenue, ranged from a high of 31.1% to a low of 19.1%, with revenue earned in the third quarters of each of the last three fiscal years ranging from 19.1% to 21.3%.

Total revenue for the nine months ended March 31, 1998 was $202.6 million, an increase of 20.2% over revenue of $168.6 million for the same period last year, reflecting continued strong real estate markets and increased business activity across the Company's service lines. This improvement related primarily to a $30.7 million, or 22.2%, increase in transaction service commissions over the same period in 1997. Management services fees of $23.1 million for the nine months ended March 31, 1998 increased by $5.4 million, or 30.3%, as a result of increased activity in business services and property and facilities management. The improvements in transaction service commissions and management services fees were partially offset by reduced asset management and other fees for the period.

Total revenue for the quarter ended March 31, 1998 was $59.0 million, an increase of 21.4% over revenue of $48.6 million for the same period last year. Transaction service commissions increased $7.7 million or 19.8% over the comparable 1997 period, while management services fees increased by $1.9 million, or 29.5%. Asset management and other fees increased slightly and also contributed to the improved revenue for the period.

COSTS AND EXPENSES

Transaction service commission expense is the Company's major expense and is a direct function of transaction related revenues, which include transaction service commissions and other fees. As a percentage of these revenues, related commission expense remained relatively unchanged for the nine months and the quarter ended March 31, 1998 as compared to the same periods in 1996. Commission expense related to other fee revenue is also included in transaction service commission expense for the periods reported.

Total costs and expenses, other than transaction service commission expense, increased by $14.8 million, or 18.9%, for the first nine months of fiscal year 1998 and increased by $5.6 million, or 20.8%, for the third quarter of fiscal year 1998 compared to the same periods in fiscal year 1997. These increases were due in part to additional expenditures related to staffing and implementing the Company's Corporate Services Group and Institutional Services Group initiatives. In addition, the Company has incurred additional variable operating costs in relation to increases in its transaction and management services areas.

Special charges and unusual items for the quarter and nine month periods ended March 31, 1997 resulted primarily from incremental non-recurring costs related to the relocation of the Company's corporate headquarters from San Francisco, California to Northbrook, Illinois.

NET INCOME

Net income for the nine months ended March 31, 1998 was $14.2 million, or $.65 per common share on a diluted basis, as compared to net income of $10.6 million, or $.58 per common share for the same period in fiscal year 1997. The increase over the prior year's performance was related to higher net earnings from transaction and management services activities, the elimination of interest expense resulting from the extinguishment of the Company's long-term debt in fiscal year 1997, and the recognition of a non-recurring $5.1 million deferred tax benefit in fiscal year 1998. Net income for the prior period also included non-recurring charges of $2.0 million related primarily to the corporate headquarters relocation and a $5.6 million extraordinary gain on the extinguishment of debt in connection with the financing transactions which occurred in fiscal 1997. Net income before the above mentioned non-recurring items for the current nine-month period was $9.1 million, or $0.42 per share, compared with $7.0 million, or $0.38 per share, in the same period of fiscal 1997.

Net income for the quarter ended March 31, 1998 was $2.7 million or $.12 per common share on a diluted basis, as compared to $534,000 or $.03 per common share for the same period in fiscal year 1997. Net income includes the effect of non-recurring items which consisted of a $3.4 million deferred tax benefit in the most recent quarter, and a $2.0 million extraordinary gain on extinguishment of debt that was offset by a $1.1 million charge related to the relocation of its corporate headquarters in the comparable prior year period. The Company recognized a net loss before these non-recurring items of $749,000 for the third quarter of fiscal year 1998, or $(0.03) per share, compared with $369,000, or $(0.02) per share, for the same period last year.

The Company's earnings per share amounts have been calculated in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share". See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $4.4 million to $21.4 million during the nine months ended March 31, 1998, although the Company's cash and cash equivalents increased by only $843,000 during the same period. Cash provided by operations of $10.6 million was offset by net cash of $10.0 million used in investing activities, primarily for purchases of equipment and leasehold improvements and cash paid for business acquisitions and related costs.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels as a result of the high volume of transaction services activity during the quarter ended December 31. Deferred commissions payable balances of approximately $11.3 million, related to revenues earned in the six months ended December 31, 1997, were paid during the quarter ended March 31, 1998.

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

The Company has increased its investment in various business and technology initiatives, entering into software related contracts for intranet, human resources, general ledger and transaction services information systems. The Company has made capital expenditures totaling $2.8 million in fiscal 1998 related to these contracts, and currently expects to invest an additional $3.6 million over the next two years for these systems. The primary objectives of these added technology investments are to enhance the productivity and effectiveness of the Company's staff and business processes, and to bring the Company's computer information systems into compliance with year 2000 requirements. The Company expects all of these initiatives to be completed by the end of fiscal year 1999.

The Company anticipates that its financial results for the fourth quarter of fiscal 1998 should continue to reflect the trends reported for the first nine months of the year in many ways. Real estate markets, especially in the West where the Company has a significant presence, should remain strong. Infrastructure expenditures will continue, therefore, the Company expects to see expenses as a percentage of revenue, on a rolling twelve month basis, to continue to increase slightly during the fourth quarter of fiscal 1998, before stabilizing and then decreasing in fiscal 1999.

The Company acquired the stock of White Commercial Real Estate, a real estates services firm, in March 1998, and purchased the assets of La Cagnina & Associates, Inc. and the stock of Crane Realty & Management Co., both property management services firms, in April 1998. The Company will continue to explore strategic acquisition opportunities that have the potential to broaden its geographic reach and expand the depth of its current lines of business. The sources of consideration for such acquisitions could be cash, the Company's line of credit, new debt, and/or the issuance of stock. Although it is the Company's intent to actively pursue this strategy, no assurances can be made that any new acquisitions will occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                    PART II



                                 OTHER INFORMATION

                      (ITEMS 1, 3, 4  AND 5 ARE NOT APPLICABLE
                        FOR THE QUARTER ENDED MARCH 31, 1998)

ITEM 2(b).     CHANGES IN SECURITIES

     As previously reported, effective January 26, 1998, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with PNC Bank, National Association ("PNC") and American National Bank and Trust Company of Chicago ("ANB") (together, the "Banks"), providing for an increase in the existing revolving credit facility made available to the Company by PNC from $15 million to $35 million. The facility had not been utilized at the date of this Report. The term of the Credit Agreement extends until March 13, 2001. As security for the facility, the Banks have a security interest in the majority of the assets of the Company and its primary subsidiaries. In addition, the material subsidiaries of the Company have guaranteed repayment of any amounts borrowed under the facility. Pursuant to the provisions of the Credit Agreement, the Company is prohibited from the payment of dividends with respect to its capital stock, and from the issuance of preferred stock unless the stock is unredeemable and not subject to any right with respect to non-payment of dividends other than a right to cumulative dividends prior to the payment of dividends on the common stock. In addition, the consent of the Banks is required prior to the amendment of the certificate of the incorporation or bylaws of the Company. There are also restrictions on indebtedness, liens, guarantees, loans, investments, acquisitions, and dispositions of assets. The financial covenants of the Credit Agreement include maintaining a ratio of indebtedness to annual cash flow from operations of no more than 3.00, 2.75 and 2.50 to 1.00 at the end of each fiscal quarter during each of the periods from January 1, 1998 to December 31, 1998; January 1, 1999 to December 31, 1999; January 1, 2000 and
thereafter, respectively.

     In March 1998, the Banks and the Company agreed to an amendment of the Credit Agreement to allow for certain subordinated, short-term acquisition debt.

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

3.4 Amendment to the Restated Certificate of Incorporation of Grubb & Ellis Company, filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on December 9, 1997 (Commission File No. 333-42741).

3.5 Grubb & Ellis Company Bylaws, as amended and restated effective June 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission File No. 1-8122).

(4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1 Amended and Restated Credit Agreement among the Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998, incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

4.2 Amended and Restated Subordination Agreement among the Registrant and certain subsidiaries of the Registrant in favor of PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

4.3 Revolving Credit Note executed by the Registrant in favor of PNC Bank, National Association in the amount of $20 million dated as of January 26, 1998, incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

4.4 Revolving Credit Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago in the amount of $15 million dated as of January 26, 1998, incorporated herein by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

4.5 First Amendment to Amended and Restated Credit Agreement among the Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of March 16, 1998.

(10)  MATERIAL CONTRACTS

10.1 Amended and Restated Master Collateral Assignment of Contracts Rights to PNC Bank, National Association, as Agent by the Registrant and Subsidiaries of the Registrant as of January 26, 1998, incorporated herein by reference to
Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

10.2 Amended and Restated Master Agreement of Guaranty and Suretyship by the Registrant and Subsidiaries of the Registrant in favor of PNC Bank, National Association, as Agent by the Registrant and Subsidiaries of the Registrant as of January 26, 1998, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

10.3 Amended and Restated Pledge Agreement among the Registrant, certain Subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

10.4 Amended and Restated Security Agreement among the Registrant, certain Subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998, incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

10.5 Amended and Restated Trademark Security Agreement by the Registrant in favor of PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998, incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

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

                                        GRUBB & ELLIS COMPANY
                                        ----------------------
                                            (Registrant)




        Date: May 14, 1998              /s/  Brian D. Parker
                                        --------------------------------
                                        Brian D. Parker
                                        Senior Vice President and
                                        Chief Financial Officer

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                                 EXHIBIT INDEX

                      FOR THE QUARTER ENDED MARCH 31, 1998

EXHIBIT

(4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
       INDENTURES

4.5 First Amendment to Amended and Restated Credit Agreement among the Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of March 16, 1998.


(27)   FINANCIAL DATA SCHEDULE