Form 10-K
period 1998-06-30
GRUBB & ELLIS CO
filed 1998-09-28
CIK 216039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to           .
                         Commission file number 1-8122.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting common stock held by non-affiliates of the registrant as of August 20, 1998 was approximately $57,532,000.

    The number of shares outstanding of the registrant's common stock as of August 20, 1998 was 19,722,721 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 1998) are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GRUBB & ELLIS COMPANY
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
COVER PAGE                                                                                                            1
TABLE OF CONTENTS                                                                                                     2

Part I.
  Item 1.              Business                                                                                       3
  Item 2.              Properties                                                                                     5
  Item 3.              Legal Proceedings                                                                              5
  Item 4.              Submission of Matters to a Vote of Security Holders                                            5

Part II.
  Item 5.              Market for the Registrant's Common Equity and Related Stockholder Matters                      6
  Item 6.              Selected Financial Data                                                                        7
  Item 7.              Management's Discussion and Analysis of Financial Condition and Results of                     8
                         Operations
  Item 7A.             Quantitative and Qualitative Disclosures About Market Risk                                    13
  Item 8.              Financial Statements and Supplementary Data                                                   14
  Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          35

Part III.
  Item 10.             Directors and Executive Officers of the Registrant                                            36
  Item 11.             Executive Compensation                                                                        36
  Item 12.             Security Ownership of Certain Beneficial Owners and Management                                36
  Item 13.             Certain Relationships and Related Transactions                                                36

Part IV.
  Item 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              37

SIGNATURES                                                                                                           41
EXHIBIT INDEX

                             GRUBB & ELLIS COMPANY
                                     PART I
                            ------------------------

ITEM 1. BUSINESS
  GENERAL

    Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (the "Company") is a full service commercial real estate company that provides services to real estate owners/investors and tenants including transaction services and property and facilities management. Additionally, the Company provides consulting and strategic services with respect to commercial real estate. The Company is one of the nation's largest publicly traded commercial real estate firms, based on total revenues.

    Property and facilities management services are provided by Grubb & Ellis Management Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company since January 24, 1996 (prior to which time GEMS was a majority owned subsidiary). GEMS had approximately 125 million square feet of property under management as of June 30, 1998.

    Currently, the Company has approximately 4,400 professionals and staff, with offices and affiliates in 87 markets throughout the United States. Internationally, the Company serves the needs of its multinational clients through its European headquarters in London.

STRATEGIC INITIATIVES

    In fiscal 1998, the Company continued several initiatives it launched in fiscal 1997 which were designed to help meet its goal of enhancing the quality of its service lines and expanding and diversifying sources of revenue beyond traditional commercial brokerage. The Company continued to build its Corporate Services Group and Institutional Services Group, which utilize a relationship management system to allow the Company to respond to the increasing demand from major corporate and institutional clients for expanded services through a single point of contact. The Company also expanded its national affiliate program, which has enabled it to enter markets where it previously did not have a formal presence and to better meet the multi-market needs of national clients. Currently, the Company has formed alliances with 22 real estate services firms with a presence in 25 geographic or metropolitan markets in the United States. The Company has also invested in technology systems designed to provide a stable platform for growth and to efficiently deliver and share data with clients. Among them is what the Company believes to be a state-of-the-art, company-wide information sharing and research network which enables its professional staff across all offices to work more efficiently, access the latest market intelligence, and more fully address clients' needs.

    Since April 1998, the Company also completed six acquisitions that reinforce its strategy of increasing its transaction and management presence in key markets. Those acquisitions included: White Commercial Real Estate, a Northern California industrial real estate firm with 11 transaction professionals; Crane Realty & Management Co. and LaCagnina & Associates, two property management firms in Southern California with a total of 8.5 million square feet under management; Aequus Property Management Company, a San Antonio commercial real estate services firm with nine transaction professionals and 2.5 million square feet under management; Eagle Western Management Company, a Phoenix property management firm with 8 million square feet of property under management; and Bishop Hawk, Inc., a Northern California real estate services firm with more than 70 transaction professionals.

ORGANIZATION

    The Company is organized to provide the following real estate related services:

TRANSACTION SERVICES

    The Company represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transactions involve various types of commercial real estate, including office, industrial, retail and land. Historically, these services have represented a significant portion of the Company's revenue, and in fiscal year 1998 represented 87% of the Company's total revenue. In addition, the Company delivers consulting and strategic planning services to its clients, including site selection, feasibility studies, exit strategies, market forecasts, appraisals and demographics and research services.

MANAGEMENT SERVICES

    GEMS provides comprehensive property management, leasing and related services for properties owned primarily by institutional investors, along with facilities management services for corporate users. Related services include construction management, agency leasing, lease administration, business services and engineering services. In fiscal year 1998, these services represented the remaining 13% of the Company's total revenues.

COMPETITION

    The Company competes in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other real estate service providers, but also from accounting and appraisal firms and self managed real estate investment trusts. Due to the relative strength and longevity of the Company's position in the markets in which it presently operates, its ability to offer clients a range of real estate services on a local, regional and national basis, decreased competition in certain markets and the Company's improved capital base, the Company believes that it can operate successfully in the future in this highly competitive industry, although there can be no assurances in this regard.

ENVIRONMENTAL REGULATION

    A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject the Company to liability to a buyer or lessee of property. Property management services also could subject the Company to environmental liabilities pursuant to applicable laws and contractual obligations to property owners. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which have not, but could adversely affect the Company's transaction and management services. The Company's financial results and competitive position for the fiscal year 1998 have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned.

SEASONALITY

    The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 1998, 1997 and 1996, as a percentage of total annual revenue, ranged from a high of 31.2% to a low of 19.1%.

SERVICE MARKS

    The Company has registered tradenames and service marks for the "Grubb & Ellis" name and logo. The right to use the "Grubb & Ellis" name is considered an important asset of the Company, and the Company actively defends and enforces such service marks.

REAL ESTATE MARKETS

    The Company's business is highly dependent on the commercial real estate markets, which in turn are impacted by such factors as the general economy, interest rates and demand for real estate in local markets. Changes in one or more of these factors could either favorably or unfavorably impact the volume of transactions and prices or lease terms for real estate. Consequently, the Company's revenues from brokerage commissions and property management fees, operating results, cash flow and financial condition would also be impacted by changes in these factors.

ITEM 2. PROPERTIES

    The Company leases all of its office space. The terms of the leases vary depending on the size and location of the office. As of June 30, 1998, the Company leased approximately 600,000 square feet of office space in 70 locations under leases which expire at various dates through November 30, 2005. For those leases which are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. For further information, see
Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 3. LEGAL PROCEEDINGS

    The information called for by Item 3 is included in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                             GRUBB & ELLIS COMPANY
                                    PART II
                            ------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The principal markets for the Company's common stock are the New York Stock Exchange ("NYSE") and the Pacific Exchange. The following table sets forth the high and low sales prices of the Company's common stock on the NYSE for each quarter of the years ended June 30, 1998 and 1997.

                                1998                1997
                          -----------------   -----------------
                           HIGH       LOW      HIGH       LOW
                          -------   -------   -------   -------
First Quarter...........  $17       $12 13/16 $ 4 3/4   $ 3 1/4
Second Quarter..........   17 3/16   12 3/16    4 3/4     4
Third Quarter...........   16 3/8    10 1/8    10 1/8     4 1/4
Fourth Quarter..........   15 3/8    10 1/8    17 1/8     9

    As of August 20, 1998, there were 2,220 registered holders of the Company's common stock and 19,722,721 shares of common stock outstanding, of which 14,580,426 were held by persons who may be considered "affiliates" of the Company, as defined in Federal securities regulations. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options held by affiliates (see Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Report), or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

    No cash dividends were declared on the Company's common or preferred stock during the fiscal years ended June 30, 1998 or 1997, and the Company does not anticipate paying cash dividends in the foreseeable future. The Company is prohibited from paying dividends on its common stock by the terms of its revolving credit facility. See "Liquidity and Capital Resources" under Item 7 of this Report and Note 5 of the Notes to Consolidated Financial Statements under
Item 8 of this Report. The Company's preferred stock was either retired or converted to common stock by February 1997.

ITEM 6. SELECTED FINANCIAL DATA

    Five Year Comparison of Selected Financial and Other Data for the Company:

                                               1998           1997           1996          1995          1994
                                           -------------  -------------  ------------  ------------  ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
Total revenue............................  $     282,834  $     228,630  $    193,728  $    185,784  $    185,182
Net income (loss)........................         21,506         19,010         2,102         1,556       (17,540)
Dividends applicable to preferred
  stockholders:
  Accretion of liquidation preference....             --             --            --          (877)       (2,494)
  Dividends in arrears...................             --         (1,431)       (3,012)       (1,862)           --
Provision for income taxes...............           (447)          (372)         (198)         (448)         (597)
Reduction in deferred tax asset valuation
  allowance..............................          6,504          3,220            --            --            --
Net income (loss) applicable to common
  stockholders...........................         21,506         17,579          (910)       (1,183)      (20,034)
Net income (loss) per
  common share
  -- Basic...............................           1.10           1.22          (.10)         (.16)        (4.92)
  -- Diluted.............................            .98            .97          (.10)         (.16)        (4.92)
Weighted average common shares
  -- Basic...............................     19,607,352     14,429,971     8,870,720     7,271,257     4,073,715
  -- Diluted.............................     22,043,920     19,567,635     8,870,720     7,271,257     4,073,715
OTHER DATA:
EBITDA (2)...............................  $      19,118  $      17,629  $      7,418  $      4,427  $        841

------------------------

(1) Net income (loss) and per share data reported on the above table reflect other non-recurring expenses in the amounts of $2.4 million and $13.2 million for the fiscal years ended June 30, 1997 and 1994, respectively. Other non-recurring income of $462,000 and $2.6 million is included in the results for the fiscal years ended June 30, 1996 and 1995, respectively. Net income for the year ended June 30, 1997 includes $5.4 million in extraordinary gain, net of taxes, on the extinguishment of debt. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 of the Notes to Consolidated Financial Statements.

(2) The Company defines EBITDA as earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude other non-recurring income and expense and extraordinary items, which may not be comparable to measures of the same title reported by other companies.

                                                                    AS OF JUNE 30,                  (UNAUDITED)
                                       -------------------------------------------------------------------------
                                                                                                   -------------
                                           1998           1997           1996           1995           1994
                                       -------------  -------------  -------------  -------------  -------------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, SHARES AND STAFF DATA)
CONSOLIDATED BALANCE SHEET DATA:
Total assets.........................  $      63,518  $      36,696  $      29,658  $      29,741  $      32,142
Working capital (deficit)............         15,822         16,985          8,064          5,051        (14,308)
Long-term debt.......................             --             --         27,514         26,328         16,402
Other long-term liabilities..........         10,577         12,700         14,948         14,668         15,990
Redeemable convertible preferred
  stock..............................             --             --             --             --         31,308
Stockholders' equity (deficit).......         35,414         12,923        (27,475)       (29,793)       (73,538)
Book value per common share..........           1.80            .66          (3.08)         (3.38)        (17.87)
Common shares outstanding............     19,721,056     19,509,952      8,916,415      8,810,220      4,114,549

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, future revenue growth, income and changes in expense levels. These statements are subject to known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. Such factors, which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people and technology, and service improvements, (v) the success of new initiatives and investments, (vi) the impact of year 2000 technology issues, and (vii) other factors described elsewhere in this Annual Report.

                             RESULTS OF OPERATIONS

OVERVIEW

    The Company reported net income of $21.5 million for the year ended June 30, 1998, and made continued progress toward implementing the strategic initiatives announced in fiscal 1997.

    The Company's transaction services fees, fueled by a continued strong economy and commercial real estate markets, increased to $247.0 million in fiscal year 1998, 22.7% higher than fiscal year 1997. This growth was also impacted by the Company's continued development of its Institutional Services Group and Corporate Services Group which provide value-added services for multi-market real estate investors and owners, delivered through a single point of contact. The Company also increased the number of firms participating in the national affiliates program, currently having relationships with 22 independent real estate services firms with a presence in 25 geographic or metropolitan markets in the United States.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997
REVENUE

    The Company's revenue is derived principally from transaction services fees related to commercial real estate, including transaction commissions and asset management, appraisal and consulting fees.

Management services fees are generated from property and facilities management services, along with agency leasing commissions and construction management fees.

    Total revenue for fiscal year 1998 was $282.8 million, an increase of 23.7% over revenue of $228.6 million for fiscal year 1997, reflecting continued strong real estate markets and increased business activity across the Company's service lines. This improvement related primarily to a $45.7 million, or 22.7%, increase in transaction services fees. Management services fees of $35.8 million for fiscal year 1998 increased by $8.6 million, or 31.4%, as a result of increased activity in property and facilities management and business services.

COST AND EXPENSES

    Transaction services commission expense is the Company's major expense and bears a direct relationship to transaction services revenues, which include transaction services commission revenue and other related fees. As a percentage of these revenues, related commission expense increased slightly, due to higher participation percentages attributable to higher production levels, and higher costs related to guaranteed participation amounts for newly hired professionals.

    Total costs and expenses, other than transaction services commissions and other non-recurring expenses, increased by $26.4 million, or 26.0%, for fiscal year 1998 compared to fiscal year 1997. These increases were due in part to additional expenditures related to staffing and implementing the Company's Corporate Services Group and Institutional Services Group initiatives. In addition, the Company has incurred additional variable operating costs associated with increases in its transaction and management services businesses.

    Other non-recurring expenses for fiscal year 1997 resulted primarily from incremental non-recurring costs related to the relocation of the Company's corporate headquarters from San Francisco, California to Northbrook, Illinois.

    The repayment of the Company's long-term debt during fiscal year 1997, resulted in a decrease in interest expense of $1.3 million. Interest expense incurred in fiscal year 1998 was the result of seller financing related to business acquisitions in that year.

INCOME TAXES

    As of June 30, 1998, the Company had gross deferred tax assets of $15.9 million, with $9.7 million of the deferred tax assets relating to net operating loss and tax credit carryforwards which will be available to offset future taxable income through 2010. The Company has recorded a valuation allowance for $5.6 million against the deferred tax assets as of June 30, 1998 and will continue to do so until such time as management believes that it is more likely than not that the Company will generate taxable income sufficient to realize such tax benefits. The Company recognized a $6.5 million deferred tax benefit during fiscal 1998 which represented a partial reduction of the valuation allowance for the net deferred tax assets. Management believes that, due to favorable economic conditions, the elimination of long-term debt and the recent trend of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax assets. Although uncertainties exist as to these events, the Company will continue to review its operations periodically to assess whether its deferred tax assets may be realized. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

    GEMS has been included in the Company's consolidated tax return beginning with calendar year 1996, due to the Company's purchase of the minority interest in GEMS in January 1996, as described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

NET INCOME

    Net income for fiscal year 1998 was $21.5 million, or $.98 per common share on a diluted basis, as compared to net income of $19.0 million, or $.97 per common share for fiscal year 1997. The Company generated basic earnings per share of $1.10 and $1.22 in fiscal years 1998 and 1997, respectively. Included in net income were deferred tax benefits of $6.5 million and $3.2 million for fiscal years 1998 and 1997, respectively. Net income for the prior year also included non-recurring charges of $2.4 million related primarily to the corporate headquarters relocation and a $5.4 million extraordinary gain on the extinguishment of debt in connection with the financing transactions which occurred in fiscal 1997.

STOCKHOLDERS' EQUITY

    During fiscal year 1998, stockholders' equity increased $22.5 million to $35.4 million from $12.9 million at June 30, 1997. In addition to net income of $21.5 million for fiscal year 1998, the Company received $985,000 from the sale of common stock under its stock option plans and employee stock purchase plan. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information. The book value per common share issued and outstanding increased to $1.80 at June 30, 1998 from $.66 at June 30, 1997.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

REVENUE

    Total revenue for fiscal year 1997 was $228.6 million, an increase of $34.9 million or 18.0% over fiscal year 1996, reflecting a continued strong national economy, robust commercial real estate markets and increased business activity across the Company's service lines. This improvement related primarily to a $34.1 million increase in transaction services fees over fiscal year 1996. Management services fees of $27.2 million for fiscal year 1997 increased by $802,000, or 3.0%, as a result of increased activity in business services and property and facilities management fees.

COSTS AND EXPENSES

    As a percentage of transaction services fees, related transaction services commission expense remained relatively unchanged for fiscal year 1997 as compared to fiscal year 1996.

    Total costs and expenses, other than transaction services commission expense and other non-recurring expenses, increased by $5.8 million, or 6.1%, for fiscal year 1997 compared to fiscal year 1996. The increase in costs and expenses was primarily attributable to the $7.5 million increase in salary and wages. Approximately $2.2 million of this increase was due to a reduction in reserves in fiscal year 1996 related to partially self-insured employee benefit programs. The balance of the increase was due to (a) the hiring costs and salaries related to additional senior level executives for the Institutional Services Group and Corporate Services Group, (b) increased salary cost (as opposed to participation expense) related to salary guarantees provided to District and Sales Managers in their initial year of service and (c) the impact of normal annual salary increases and incentive bonuses.

    Other non-recurring expenses of $2.4 million in fiscal year 1997 consist primarily of costs related to the relocation of the Company's corporate headquarters from San Francisco, California to Northbrook, Illinois.

    Interest expense decreased by $1.6 million, or 52%, resulting from the repayment of the Company's long-term debt in two installments during December 1996 and January 1997. The terms of the repayment also provided for a portion of the debt to be forgiven. As a result, the Company recognized an extraordinary gain of $5.4 million, net of taxes, in fiscal year 1997 related to this extinguishment of debt.

INCOME TAXES

    As of June 30, 1997, the Company had deferred tax assets of $19.5 million, with $12.0 million of the deferred tax assets relating to tax net operating loss and credit carryforwards which will be available to offset future taxable income through 2010. The Company recorded a valuation allowance for $16.3 million against the deferred tax assets as of June 30, 1997. The Company recognized a $3.2 million deferred tax benefit during fiscal 1997 which represented a partial reduction of the valuation allowance.

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

STOCKHOLDERS' EQUITY (DEFICIT)

    During fiscal year 1997, stockholders' equity increased $40.4 million to $12.9 million from a deficit of $27.5 million at June 30, 1996. In addition to net income of $19.0 million for fiscal year 1997, the Company received $21.0 million, net of related costs, in connection with two common stock transactions that raised new capital from two strategic investors. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information. The book value per common share issued and outstanding increased to $.66 at June 30, 1997 from $(3.08) at June 30, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

    During fiscal year 1998, cash and cash equivalents decreased by $2.5 million primarily as a result of cash used in investing activities of $17.8 million, offset by cash provided by operating activities of $14.5 million and financing activities of $.8 million. Net cash provided by operating activities was negatively impacted by an increase in accounts receivable, resulting from the Company's higher revenue levels in fiscal 1998. Net cash used in investing activities related to cash paid in connection with business acquisitions of $7.6 million, primarily in the fourth quarter of fiscal year 1998, and $10.2 million of technology infrastructure investments and purchases of other equipment and leasehold improvements. Net cash provided by financing activities related to cash generated from stock option exercises and employee stock purchases, offset by minor financing fees on the Company's credit facility.

    During fiscal year 1998, working capital decreased by $1.2 million to $15.8 million primarily as a result of the decrease in cash of $2.5 million along with seller financing of $2.8 million the Company incurred related to business acquisitions in fiscal year 1998. These decreases in working capital were partially offset by increases in deferred tax assets of $2.4 million and net remaining current assets and liabilities of $1.7 million.

    The Company believes that its short-term and long-term operating cash requirements will be met by operating cash flow. In addition, on January 26, 1998, the Company amended its credit agreement, by adding an additional bank and expanding the credit facility available for general corporate purposes and acquisitions to $35 million from $15 million. Payment terms and maturities remained relatively unchanged, although certain restrictive covenants were eliminated or modified. Currently, the Company has no outstanding borrowings under the credit facility.

    To the extent that the Company's cash requirements are not met by operating cash flow or borrowings under its credit facility, in the event of adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

    The Company completed the acquisition of White Commercial Real Estate in March 1998, La Cagnina & Associates, Inc. and Crane Realty & Management Co. in April 1998, Aequus Property Management Company in May 1998, Eagle Western Management Company in June 1998 and Bishop Hawk, Inc. in July 1998 (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information). The Company will continue to explore strategic acquisition opportunities that have the potential to broaden its geographic reach, increase its market share to a significant portion and/or expand the depth of its current lines of business. The sources of consideration for such acquisitions could be cash, the Company's current credit facility, new debt, and/or the issuance of stock. Although it is the Company's intent to actively pursue this strategy, no assurances can be made that any new acquisitions will occur.

YEAR 2000 ISSUES

    During fiscal years 1997 and 1998, the Company significantly increased its investment in various technology initiatives. The Company embarked upon these initiatives to enhance the productivity of its staff and business processes, and to provide a stable platform to support the Company's future growth. In addition, this technology improvement plan has replaced most of the Company's information systems and equipment platforms, including intranet, human resources, general ledger, accounts payable and transaction services management, and consequently has brought these systems into compliance with year 2000 requirements. The Company is currently in the process of developing a new transaction services revenue system, and is completing upgrades to various remaining servers and desktop computers. The Company expects all of these initiatives to be completed, and consequently to achieve related year 2000 requirements, by the end of fiscal year 1999. The Company has made capital expenditures totaling $6.6 million through August 1998 related to these systems, and currently expects to invest an additional $1.4 million over the next sixteen months to complete its technology plan, of which $900,000 relates to software development and $500,000 to equipment upgrades. Management of the Company believes it has an effective program in place relating to its internal information systems to resolve the year 2000 issue in a timely manner.

    The Company is also assessing its exposure to year 2000 issues other than those related to internal information systems, including issues related to third party vendors, in order to develop an appropriate plan (including contingencies to address these risks). In addition to its own information systems, the Company's year 2000 plan includes consideration of building systems in properties managed by GEMS (as well as the Company's facilities), client accounting systems for GEMS clients, and telecommunications systems. The Company completed an initial evaluation of its telecommunication systems and is engaging a consultant to assist in determining how to cost-effectively upgrade or replace non-compliant telephone, voice mail, facsimile and other telecommunications equipment. The Company will face business interruption risk if telecommunications are suspended as a result of a year 2000 issue. GEMS is working with its clients (building owners) to gather information on the year 2000 readiness of building systems such as security, elevator and HVAC. For client accounting, GEMS is evaluating all its hardware, software and operating systems, and non-compliant equipment will be upgraded or replaced. GEMS has surveyed the vendors of its client accounting software and is working with its clients as well as these vendors to address these systems in a timely fashion.

    The Company is currently developing a contingency plan to address any risks associated with the Company not completing its plan before the year 2000. Since the Company cannot anticipate all possible future outcomes of the year 2000 problem, nor predict the readiness of entities with which it transacts business, there can be no assurance these events will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

DIVIDENDS

    The Company's revolving credit facility contains certain restrictive covenants including the prohibition of the payment of dividends, restrictions on acquisitions, dispositions of assets, indebtedness, liens, investments, the extension of credit and the issuance of certain types of preferred stock, and the maintenance of a certain ratio of debt to cash flow. As of June 30, 1998, the Company was in compliance with, or had received waivers with respect to, all covenants of the credit facility. The Company is currently seeking modifications to the credit facility to enhance its flexibility in conducting business operations in relation to the credit facility. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at June 30, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Grubb & Ellis Company

    We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Chicago, Illinois
August 21, 1998

                             GRUBB & ELLIS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                               1998        1997
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $   14,251  $   16,790
  Service fees receivable, net............................................................       8,006       4,549
  Other receivables.......................................................................       2,329       2,242
  Prepaids and other assets...............................................................       3,179       1,257
  Deferred tax assets.....................................................................       5,584       3,220
                                                                                            ----------  ----------
        Total current assets..............................................................      33,349      28,058
Noncurrent assets:
  Equipment, software and leasehold improvements, net.....................................      13,152       5,988
  Goodwill, net...........................................................................      10,578         320
  Deferred tax assets, net................................................................       4,140          --
  Other assets............................................................................       2,299       2,330
                                                                                            ----------  ----------
        Total assets......................................................................  $   63,518  $   36,696
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $    3,845  $    3,021
  Acquisition indebtedness................................................................       2,807          --
  Compensation and employee benefits payable..............................................       6,948       4,568
  Other accrued expenses..................................................................       3,927       3,484
                                                                                            ----------  ----------
        Total current liabilities.........................................................      17,527      11,073
Long-term liabilities:
  Accrued claims and settlements..........................................................       9,041      10,512
  Other liabilities.......................................................................       1,536       2,188
                                                                                            ----------  ----------
        Total liabilities.................................................................      28,104      23,773
                                                                                            ----------  ----------
Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 and 25,000,000 shares authorized and 19,721,056 and 19,509,952 shares issued and outstanding at June 30, 1998 and 1997,
    respectively..........................................................................         198         196
  Additional paid-in-capital..............................................................     111,562     110,579
  Retained earnings (deficit).............................................................     (76,346)    (97,852)
                                                                                            ----------  ----------
        Total stockholders' equity........................................................      35,414      12,923
                                                                                            ----------  ----------
        Total liabilities and stockholders' equity........................................  $   63,518  $   36,696
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                             GRUBB & ELLIS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           1998          1997          1996
                                                                       ------------  ------------  ------------
Revenue:
  Transaction services fees..........................................  $    247,040  $    201,389  $    167,289
  Management services fees...........................................        35,794        27,241        26,439
                                                                       ------------  ------------  ------------
        Total revenue................................................       282,834       228,630       193,728
                                                                       ------------  ------------  ------------
Costs and expenses:
  Transaction services commissions...................................       140,457       113,460        95,037
  Salaries and wages.................................................        70,680        55,095        47,562
  Selling, general and administrative................................        53,816        43,567        45,706
  Depreciation and amortization......................................         3,563         2,964         2,546
  Other non-recurring expenses (income)..............................            --         2,431          (462)
                                                                       ------------  ------------  ------------
    Total costs and expenses.........................................       268,516       217,517       190,389
                                                                       ------------  ------------  ------------
        Total operating income.......................................        14,318        11,113         3,339
Other income and expenses:
  Interest income....................................................         1,092           840           689
  Other income, net..................................................           145           281         1,306
  Interest expense...................................................          (106)       (1,453)       (3,034)
                                                                       ------------  ------------  ------------
        Income before income taxes and extraordinary item............        15,449        10,781         2,300
Net benefit (provision) for income taxes.............................         6,057         2,848          (198)
                                                                       ------------  ------------  ------------
Income before extraordinary item.....................................        21,506        13,629         2,102
Extraordinary item -- gain on extinguishment of debt, net of taxes of
  $195...............................................................            --         5,381            --
                                                                       ------------  ------------  ------------
        Net income...................................................  $     21,506  $     19,010  $      2,102
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Net income (loss) applicable to common stockholders, net of
  undeclared dividends earned on preferred stock in the amounts of
  $1,431 and $3,012 for the years ended June 30, 1997 and 1996,
  respectively.......................................................  $     21,506  $     17,579  $       (910)
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Net income (loss) per common share:
Basic --
  -- from operations.................................................  $       1.10  $        .85  $       (.10)
  -- from extraordinary gain.........................................            --           .37            --
                                                                       ------------  ------------  ------------
                                                                       $       1.10  $       1.22  $       (.10)
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
  Weighted average common shares outstanding.........................    19,607,352    14,429,971     8,870,720
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
Diluted --
  -- from operations.................................................  $        .98  $        .70  $       (.10)
  -- from extraordinary gain.........................................            --           .27            --
                                                                       ------------  ------------  ------------
                                                                       $        .98  $        .97  $       (.10)
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------
  Weighted average common shares outstanding.........................    22,043,920    19,567,635     8,870,720
                                                                       ------------  ------------  ------------
                                                                       ------------  ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                             GRUBB & ELLIS COMPANY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           COMMON STOCK                                                TOTAL
                                                     ------------------------               ADDITIONAL   RETAINED   STOCKHOLDERS
                                                     OUTSTANDING                PREFERRED     PAID-IN    EARNINGS      EQUITY
                                                       SHARES       AMOUNT        STOCK       CAPITAL    (DEFICIT)   (DEFICIT)
                                                     -----------  -----------  -----------  -----------  ---------  ------------
Balance as of June 30, 1995........................   8,810,220    $      89    $  32,143    $  56,939   $(118,964)  $  (29,793)
Employee common stock purchases and exercise of
  common stock options.............................      52,665           --           --          108          --          108
Employee 401(k) plan matching contribution.........      53,530            1           --          107          --          108
Net income.........................................          --           --           --           --       2,102        2,102
                                                     -----------       -----   -----------  -----------  ---------  ------------
Balance as of June 30, 1996........................   8,916,415           90       32,143       57,154    (116,862)     (27,475)

Employee common stock purchases and exercise of
  common stock options.............................      72,913            1           --          430          --          431
Issuance of common stock, net of related costs.....   5,000,000           50           --       20,907          --       20,957
Retirement of preferred stock:
  5% Junior Convertible Preferred Stock............          --           --      (14,064)      14,064          --           --
Conversion of preferred stock to common stock:
  12% Senior Convertible Preferred Stock...........   5,168,177           52      (15,945)      15,893          --           --
  5% Junior Convertible Preferred Stock............     352,447            3       (2,134)       2,131          --           --
Net income.........................................          --           --           --           --      19,010       19,010
                                                     -----------       -----   -----------  -----------  ---------  ------------
Balance as of June 30, 1997........................  19,509,952          196           --      110,579     (97,852)      12,923

Employee common stock purchases and exercise of
  common stock options.............................     211,104            2           --          983          --          985
Net income.........................................          --           --           --           --      21,506       21,506
                                                     -----------       -----   -----------  -----------  ---------  ------------
Balance as of June 30, 1998........................  19,721,056    $     198    $      --    $ 111,562   $ (76,346)  $   35,414
                                                     -----------       -----   -----------  -----------  ---------  ------------
                                                     -----------       -----   -----------  -----------  ---------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                             GRUBB & ELLIS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
Cash Flows from Operating Activities:
Net income......................................................................  $   21,506  $  19,010  $   2,102
Adjustments to reconcile net income to net cash provided by operating activities:
  Extraordinary item -- gain on extinguishment of debt, net of tax..............          --     (5,381)        --
  Deferred tax benefit..........................................................      (6,504)    (3,220)        --
  Depreciation and amortization.................................................       3,563      2,964      2,546
  Interest expense on Payment-in-Kind Notes.....................................          --        465      1,606
  Recovery of real estate valuation allowance...................................          --       (425)        --
  Other non-cash charges related to non-recurring income........................          --         --       (462)
  Provision (recovery) for services fees receivable valuation allowances........          96     (1,161)       200
  (Increase) decrease in services fees receivable...............................      (3,469)      (580)     2,306
  (Increase) decrease in prepaids and other assets..............................      (2,340)     2,288        877
  Increase (decrease) in accounts payable.......................................         699        286     (1,595)
  Increase (decrease) in compensation and employee benefits payable.............       2,380       (812)       (38)
  Decrease in accrued claims and settlements....................................      (1,471)    (3,071)    (1,677)
  Decrease in other liabilities.................................................         (19)    (1,847)    (2,435)
                                                                                  ----------  ---------  ---------
        Net cash provided by operating activities...............................      14,441      8,516      3,430
                                                                                  ----------  ---------  ---------

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements.....................     (10,200)    (3,216)    (1,724)
Cash paid for business acquisitions, net of cash acquired.......................      (7,580)        --         --
                                                                                  ----------  ---------  ---------
        Cash used in investing activities.......................................     (17,780)    (3,216)    (1,724)
                                                                                  ----------  ---------  ---------

Cash Flows From Financing Activities:
Repayment of long-term debt to related party....................................          --    (23,000)        --
Proceeds from borrowing.........................................................          --         --        400
Proceeds from issuance of common stock, net.....................................         985     21,388         35
Deferred financing fees.........................................................        (185)      (445)        --
                                                                                  ----------  ---------  ---------
        Net cash provided by (used in) financing activities.....................         800     (2,057)       435
                                                                                  ----------  ---------  ---------

Net (decrease) increase in cash and cash equivalents............................      (2,539)     3,243      2,141
Cash and equivalents at beginning of the year...................................      16,790     13,547     11,406
                                                                                  ----------  ---------  ---------
Cash and cash equivalents at end of the year....................................  $   14,251  $  16,790  $  13,547
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                             GRUBB & ELLIS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) THE COMPANY:

    Grubb & Ellis Company (the "Company") is a full service commercial real estate company that provides services to real estate owners/investors and tenants including transaction services involving leasing, acquisitions and dispositions, and property and facilities management services. Additionally, the Company provides consulting and strategic services with respect to commercial real estate.

(B) PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Grubb & Ellis Company, its wholly and majority owned and controlled subsidiaries and controlled partnerships. The Company consolidates Grubb & Ellis Management Services, Inc. ("GEMS"), which provides property and facilities management services. All significant intercompany accounts have been eliminated.

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

(D) REVENUE RECOGNITION:

    Real estate sales commissions are recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, title to real property has passed from seller to buyer, if applicable, and no contingencies exist with respect to entitlement to the payment. Real estate leasing commissions are recognized at the earlier of receipt of full payment or partial payment and tenant occupancy, assuming a lease agreement has been executed and no contingencies exist. All other commissions and fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist.

(E) COSTS AND EXPENSES:

    Real estate transaction and other commission expense is recognized concurrently with the related revenue. All other costs and expenses are recognized when incurred.

    GEMS incurs certain salaries, wages and benefits in connection with the property and corporate facilities management services it provides which are in part reimbursed by the owners of such properties. The following is a summary of the GEMS total gross and reimbursable salaries, wages and benefits (in

                             GRUBB & ELLIS COMPANY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) thousands) for the years ended June 30, 1998, 1997 and 1996. The net expense is included in salaries and wages on the Consolidated Statements of Operations.

                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Gross salaries, wages and benefits........................  $  101,610  $   82,681  $   80,757
Less: reimbursements from property owners.................     (79,333)    (67,051)    (66,310)
                                                            ----------  ----------  ----------
Net salaries, wages and benefits..........................  $   22,277  $   15,630  $   14,447
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

(F) ACCOUNTING FOR STOCK-BASED COMPENSATION:

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("Statement 123") allows companies to either account for stock-based compensation under the provisions of Statement 123 or under the provisions of Accounting Principles Bulletin Opinion No. 25 ("APB 25"). The Company elected to continue accounting for stock based compensation to its employees under the provisions of APB 25. Accordingly, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized by the Company. If the exercise price of an award is less than the fair market value of the underlying stock at the date of grant, the Company recognizes the difference as compensation expense over the vesting period of the award. The Company, however, is required to provide pro forma disclosure as if the fair value measurement provisions of Statement 123 had been adopted. See Note 7 of Notes to Consolidated Financial Statements for additional information.

(G) INCOME TAXES:

    Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets, such as net operating loss carryforwards, which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies is more likely than not.

(H) CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with maturities of three months or less from the date of purchase and are stated at cost.

    Cash payments for interest were approximately $127,000, $1.5 million and $1.4 million for each of the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Cash payments for income taxes for the fiscal years ended June 30, 1998, 1997 and 1996 were approximately $297,000, $168,000 and $975,000 respectively.

(I) EQUIPMENT, SOFTWARE AND LEASEHOLD IMPROVEMENTS:

    Equipment, software and leasehold improvements are recorded at cost. Depreciation of equipment is computed using the straight-line method over their estimated useful lives ranging from three to seven years. Software costs are amortized using a straight line method over their estimated useful lives ranging from three to seven years, while leasehold improvements are amortized using the straight-line method over

                             GRUBB & ELLIS COMPANY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) their useful lives not to exceed the terms of the respective leases. Maintenance and repairs are charged to expense as incurred.

(J) GOODWILL

    Goodwill, representing the excess of the cost over the net tangible assets of acquired businesses, is stated at cost and is amortized on a straight line basis over estimated future periods to be benefited, which range from 15 to 25 years. Accumulated amortization amounted to approximately $338,000 and $134,000 at June 30, 1998 and 1997, respectively.

(K) ACCRUED CLAIMS AND SETTLEMENTS:

    The Company has maintained partially self-insured programs for errors and omissions, general liability, workers' compensation and certain employee health care costs. Reserves for such partially self-insured programs are included in accrued claims and settlements and compensation and employee benefits payable, as appropriate. Reserves are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims.

(L) FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, receivables and obligations under accounts payable and debt instruments, approximate their fair values, based on similar instruments with similar risks.

(M) RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to the current year presentation.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

2.  SERVICES FEE RECEIVABLE, NET

    Service fees receivable at June 30, 1998 and 1997 consisted of the following (in thousands):

                                                                            1998       1997
                                                                         ----------  ---------
Commissions and fees receivable........................................  $   21,153  $  15,145
Commissions payable....................................................     (10,591)    (8,052)
Allowance for uncollectible accounts...................................      (2,115)    (2,019)
                                                                         ----------  ---------
        Total..........................................................       8,447      5,074
Less portion classified as current.....................................       8,006      4,549
                                                                         ----------  ---------
        Noncurrent portion (included in other assets)..................  $      441  $     525
                                                                         ----------  ---------
                                                                         ----------  ---------

    The following is a summary of the changes in the allowance for uncollectible service fees receivable for the fiscal years ended June 30, 1998, 1997 and 1996 (in thousands):

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Balance at beginning of year....................................  $   2,019  $   3,180  $   2,980
Provision for bad debt..........................................         96         --        200
Recovery of allowance...........................................         --     (1,161)        --
                                                                  ---------  ---------  ---------
Balance at end of year..........................................  $   2,115  $   2,019  $   3,180
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

3. EQUIPMENT, SOFTWARE AND LEASEHOLD IMPROVEMENTS, NET

    Equipment, software and leasehold improvements at June 30, 1998 and 1997 consisted of the following (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Furniture, equipment and software systems...............................  $  26,569  $  17,490
Leasehold improvements..................................................      3,275      2,451
                                                                          ---------  ---------
  Total.................................................................     29,844     19,941
Less accumulated depreciation and amortization..........................     16,692     13,953
                                                                          ---------  ---------
Equipment, software and leasehold improvements, net.....................  $  13,152  $   5,988
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company wrote off approximately $297,000 and $400,000 of fully depreciated furniture and equipment during the fiscal years ended June 30, 1998 and 1997, respectively, as well as $3.4 million of fully amortized leasehold improvements during fiscal year 1997.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

4. EARNINGS (LOSS) PER COMMON SHARE:

    Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128") requires disclosure of basic earnings per share which excludes any dilutive effects of options, warrants, and convertible securities and diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement No. 128 requirements.

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

    The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                               FOR THE FISCAL YEAR ENDED JUNE
                                                                             30,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Basic earnings per common share:
  Income before extraordinary gain...........................  $  21,506  $  13,629  $   2,102
  Adjustments
    Dividends-senior convertible preferred stock.............         --     (1,032)    (2,168)
    Dividends-junior convertible preferred stock.............         --       (399)      (844)
                                                               ---------  ---------  ---------
    Net income (loss) before extraordinary gain applicable to
      common stockholders....................................  $  21,506  $  12,198  $    (910)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
    Weighted average common shares outstanding -- basic......     19,607     14,430      8,871
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
  Earnings (loss) per common share -- basic..................  $    1.10  $    0.85  $   (0.10)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Diluted earnings per common share:
  Income before extraordinary gain...........................  $  21,506  $  13,629  $   2,102
  Adjustments
    Dividends--senior convertible preferred stock............         --         --     (2,168)
    Dividends--junior convertible preferred stock............         --         --       (844)
                                                               ---------  ---------  ---------
  Net income (loss) before extraordinary gain applicable to
    common stockholders......................................  $  21,506  $  13,629  $    (910)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

  Weighted average common shares outstanding.................     19,607     14,430      8,871
  Effect of dilutive securities:
    Stock options and warrants...............................      2,437      1,631         --
    Senior convertible preferred stock.......................         --      2,308         --
    Junior convertible preferred stock.......................         --      1,199         --
                                                               ---------  ---------  ---------
  Weighted average common shares outstanding.................     22,044     19,568      8,871
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
  Earnings (loss) per common share -- diluted................  $     .98  $    0.70  $   (0.10)
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

5. FINANCING AND CAPITAL RELATED TRANSACTIONS

REVOLVING CREDIT FACILITY:

    On March 13, 1997 the Company entered into a $15 million revolving credit facility (the "Credit Agreement") with PNC Bank, National Association ("PNC") for general corporate purposes and acquisitions. The Credit Agreement expires on March 13, 2001. On January 26, 1998, PNC and the Company amended the Credit Agreement by adding an additional bank and expanding the credit facility to $35 million. Payment and maturity terms remained relatively unchanged, with interest on outstanding borrowings due quarterly in arrears. Interest is based upon PNC's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. At June 30, 1998, the Company had no outstanding borrowings under the Credit Agreement.

    In connection with the Credit Agreement and the subsequent amendment, the Company incurred commitment and other financing fees totaling approximately $558,000, which are being amortized over the term of the Credit Agreement. Performance of the Company's obligations under the Credit Agreement is collateralized by substantially all of the Company's assets. The Credit Agreement contains certain restrictive covenants, including, among other things, the prohibition of the payment of dividends, restrictions on the issuance of certain types of preferred stock, and the maintenance of certain financial ratios.

FISCAL 1997 FINANCING TRANSACTIONS:

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

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

5. FINANCING AND CAPITAL RELATED TRANSACTIONS (CONTINUED)
    While the Option remained unexercised during the Option period, no interest or dividends accrued or were due or payable on the Prudential Securities; however, the Company was obligated to pay Warburg interest at an initial rate of 10% per annum, increasing to 12% per annum as of February 1, 1997, on Warburg's $23 million investment in the Prudential Securities. In consideration of receipt of the Option, the Company agreed to extend the expiration date of warrants to purchase an aggregate of 1,012,358 shares of common stock of the Company, then held by Warburg, to January 29, 2002.

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

6. INCOME TAXES

    The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision for income taxes for the fiscal years ended June 30, 1998, 1997 and 1996 consisted of currently payable state and local income taxes of $278,000, $155,000 and $198,000, respectively, and also included federal alternative minimum tax provisions of $169,000 and $217,000 in 1998 and 1997, respectively. In addition, deferred tax benefits of $6.5 million and $3.2 million were recorded in fiscal 1998 and 1997, respectively.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    At June 30, 1998, the following income tax carryforwards were available to the Company (in thousands):

                                                                                                    EXPIRATION
                                                                                        AMOUNT         DATES
                                                                                       ---------  ---------------
Federal income tax operating loss carryforwards......................................  $  23,367    2007 to 2010

Federal investment tax credit carryforwards..........................................        278    1998 to 2000

Federal alternative minimum tax credit carryforward..................................        347      Indefinite

    In addition, certain of the Company's net operating loss carryforwards ("NOL's") are limited pursuant to Section 382 of the Internal Revenue Code relating to a prior ownership change. The NOL's allowable under Section 382 are limited to approximately $825,000 per year. At June 30, 1998, the amount of NOL's not subject to limitation amounted to approximately $15.5 million.

    The Company's effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows:

                                                                               YEARS ENDED JUNE 30,
                                                                          -------------------------------
                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------
Federal statutory rate..................................................    35.0%      35.0%      35.0%
State and local income taxes (net of federal tax benefits)..............     1.2        1.4        1.9
Alternative minimum tax.................................................     1.1        1.3       --
Meals and entertainment.................................................     2.4         .8        5.5
Stock option compensation...............................................    (3.9)      --         --
Real estate partnership losses..........................................    (6.9)      --         --
Reduction in valuation allowance........................................   (53.0)     (32.0)     (33.8)
Utilization of NOL carryforwards........................................   (15.1)     (22.7)      --
                                                                                                                   -
                                                                          ---------  ---------  ---------
  Effective income tax rate.............................................   (39.2)%    (16.2)%      8.6%
                                                                                                                   -
                                                                                                                   -
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    During fiscal years 1998 and 1997, previously reserved deferred tax assets were realized which lowered the Company's taxable income for the related year. Accordingly, the Company reduced its valuation allowance to the extent of these realized assets. In addition, the Company further reduced the valuation allowance in each of fiscal years 1998 and 1997 to recognize deferred tax assets expected to be realized in future years. The recognition of deferred tax assets is based primarily upon the expected utilization of NOL and credit carryforwards. Management believes that, due to favorable economic conditions, the elimination of debt and the recent trend of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax assets.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax bases of assets and liabilities. The components of the Company's deferred tax assets and (liabilities) are as follows as of June 30, 1998 and 1997 (in thousands):

                                                                                               1998        1997
                                                                                            ----------  ----------
Deferred tax assets:
  NOL and credit carryforwards............................................................  $    9,739  $   11,980
  Insurance reserves......................................................................       3,442       2,404
  Commission and fee reserves.............................................................       1,236       1,945
  Claims and settlements..................................................................         991       1,679
  Compensation accrual....................................................................          --       1,090
  Other...................................................................................         486         368
                                                                                            ----------  ----------
    Deferred tax assets...................................................................      15,894      19,466
Less valuation allowance..................................................................      (5,585)    (16,246)
                                                                                            ----------  ----------
                                                                                                10,309       3,220
Deferred tax liabilities:
  Accumulated depreciation................................................................        (585)         --
                                                                                            ----------  ----------
    Net deferred tax asset................................................................  $    9,724  $    3,220
                                                                                            ----------  ----------
                                                                                            ----------  ----------
      Current.............................................................................  $    5,584  $    3,220
                                                                                            ----------  ----------
                                                                                            ----------  ----------
      Long-term...........................................................................  $    4,140  $       --
                                                                                            ----------  ----------
                                                                                            ----------  ----------

7. STOCK OPTIONS, WARRANTS AND STOCK PURCHASE AND EMPLOYEE 401(K) PLANS

STOCK OPTION PLANS:

    Changes in stock options were as follows for the fiscal years ended June 30, 1998, 1997 and 1996:

                                                  1998                   1997                   1996
                                         ----------------------  ---------------------  ---------------------
                                                      EXERCISE               EXERCISE               EXERCISE
                                           SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                         ----------  ----------  ----------  ---------  ----------  ---------
Stock Options outstanding at the                     $  1.88 to              $ 1.88 to              $ 1.88 to
 beginning of the year.................   1,802,320      $27.50   1,085,400     $28.75     651,900     $28.75
                                                     $ 11.13 to              $ 3.38 to              $ 2.13 to
Granted................................     815,000      $16.44     800,000     $15.25   1,000,000      $2.38
                                                     $  2.38 to              $ 1.88 to              $ 1.88 to
Lapsed or canceled.....................     (87,600)     $18.75     (61,340)    $28.75    (552,100)    $23.15
                                                     $  1.88 to              $ 1.88 to              $ 1.88 to
Exercised..............................    (146,440)     $13.50     (21,740)    $10.00     (14,400)     $3.13
                                         ----------              ----------             ----------
Stock options outstanding at the end of              $  1.88 to              $ 1.88 to              $ 1.88 to
 the year..............................   2,383,280      $27.50   1,802,320     $27.50   1,085,400     $28.75
                                         ----------              ----------             ----------
                                         ----------              ----------             ----------
                                                                             $ 1.88 to              $ 1.88 to
Exercisable at end of the year.........     635,520                 446,864     $27.50     300,235     $28.75
                                         ----------              ----------             ----------
                                         ----------              ----------             ----------

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

7. STOCK OPTIONS, WARRANTS AND STOCK PURCHASE AND EMPLOYEE 401(K) PLANS (CONTINUED)
    Weighted average information per share with respect to stock options for fiscal years ended June 30, 1998 and 1997 is as follows:

                                                                       1998         1997
                                                                    -----------  ----------
Exercise price:
  Granted.........................................................  $     11.49  $     7.54
  Lapsed or canceled..............................................        11.03        4.62
  Exercised.......................................................         3.26        3.08
  Outstanding.....................................................         6.98        4.88
Remaining life....................................................  4.75 years   4.5 years

    The Company's 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company's common stock. The plan was amended effective February 1, 1997 and June 20, 1997 to increase the authorized number of shares issuable under the plan by 300,000 and 200,000 shares, respectively, to a total of 2,000,000 shares. At June 30, 1998, 1997 and 1996, the number of shares available for the grant of options under the plan were 164,474, 186,874 and 425,534, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the market price per share at the dates of grant, the terms and vesting schedules of which had been determined by the Compensation Committee of the Board of Directors until September 1996, and thereafter, by the Board of Directors.

    The Company's 1993 Stock Option Plan for Outside Directors provides for an automatic grant to each newly-elected non-management member of the Board of Directors of an option to purchase 10,000 shares of common stock, at exercise prices set at the market price at the date of grant. The plan has authorized 50,000 shares for issuance. The options expire five years from the date of grant and vest over three years from such date. At each of June 30, 1998, 1997 and 1996, the number of shares available for the grant of options was 10,000, 20,000, and 20,000 respectively.

    The Company's 1998 Stock Option Plan provides for grants to purchase the Company's common stock. The plan authorizes the issuance of up to 2,000,000 shares, and had 1,305,000 shares available for grant as of June 30, 1998. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.

STOCK WARRANTS

    As of June 30, 1998, the Company had the following stock warrants outstanding, all of which expire on January 29, 2002:

 NUMBER OF      EXERCISE
  WARRANTS       PRICE
------------  ------------
     475,000      $2.37500
     235,045       3.40355
     887,358       3.50000
      88,496       3.60449

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

7. STOCK OPTIONS, WARRANTS AND STOCK PURCHASE AND EMPLOYEE 401(K) PLANS (CONTINUED)
EMPLOYEE COMMON STOCK PURCHASE PLANS:

    The Company's former plan (the Employee New Stock Purchase Plan) was effective from May 1987 through June 30, 1997, when it expired. It enabled eligible employees to purchase common stock of the Company at discounted prices. As amended, up to 200,000 shares of stock were authorized for issuance under this plan. When it expired, all but 20,576 shares had been issued under the plan. During the fiscal years ended June 30, 1997 and 1996, the number of shares purchased under this plan were 22,970 and 38,265, respectively.

    The Grubb & Ellis Company Employee Stock Purchase Plan was adopted effective August 1, 1997, and provides for the purchase of up to 750,000 shares of common stock by employees of the Company at a 15% discount from market price, as defined, through payroll deductions. The number of shares purchased under this plan was 79,272 during the fiscal year ended June 30, 1998.

EMPLOYEE 401(K) PLANS:

    Prior to January 1, 1997, the Company had an employee 401(k) plan covering eligible employees other than employees of GEMS. The Company contributed on a discretionary basis to the plan based upon specified percentages of voluntary employee contributions, which employer contributions may be made in common stock or cash, or a combination of both. Prior to January 1, 1997, GEMS also had an employee 401(k) plan, under which it made similar discretionary contributions; however such plan did not provide for employer contributions to be made in stock. The two plans were merged on January 1, 1997 and provide that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company and other expenses for the plans amounted to approximately $637,000, $585,000 and $418,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

PRO FORMA INFORMATION

    Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for options granted subsequent to July 1, 1996, and therefore includes grants under the 1990 Amended and Restated Stock Option Plan, 1993 Stock Option Plan for Outside Directors and 1998 Stock Option Plan, and purchases made under the Grubb & Ellis Employee Stock Purchase Plan, under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average assumptions for fiscal years 1998 and 1997, respectively, are as follows:

                                                                                            1998         1997
                                                                                         -----------  -----------
Risk free interest rates...............................................................        6.13%        6.27%
Dividend yields........................................................................           0%           0%
Volatility factors of the expected market price of the common stock....................         .625         .586
Weighted-average expected lives........................................................   4.10 years   4.96 years

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

7. STOCK OPTIONS, WARRANTS AND STOCK PURCHASE AND EMPLOYEE 401(K) PLANS (CONTINUED)
The weighted average fair value of options granted by the Company in fiscal years 1998 and 1997 using this model was $6.17 and $4.40, respectively.

    The effects on fiscal year 1998 and 1997 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying Statement 123's fair value method to the Company's stock-based awards results in net income of approximately $20,609,000, basic earnings per share of $1.05 and diluted earnings per share of $.93 for the fiscal year ended June 30, 1998. Pro forma results for fiscal year 1997 are not materially different from amounts reported.

8. RELATED PARTY TRANSACTIONS

    Revenue earned by the Company for services rendered to affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 1998, 1997 and 1996 (in thousands):

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Transaction service commissions..................................  $   3,282  $     836  $     710
Management services and other fees...............................  $   2,341  $   1,028  $   1,102

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

    Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at June 30, 1998 (in thousands):

 YEAR ENDING       LEASE
   JUNE 30,     OBLIGATIONS
--------------  -----------
     1999        $   9,408
     2000            7,829
     2001            6,014
     2002            3,821
     2003            1,718
  Thereafter         1,351
                -----------
                 $  30,141
                -----------
                -----------

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    As a component of the Company's restructuring charges related to the closing of certain offices, the Company has accrued for approximately $332,000 of the above expected future minimum rental payments (net of expected sublease income of approximately $408,000) as of June 30, 1998.

    Lease and rental expense for the fiscal years ended June 30, 1998, 1997 and 1996 amounted to $15,590,000, $14,542,000 and $15,104,000, respectively.

LEGAL MATTERS:

    On March 14, 1994, JOHSZ, ET AL. V. KOLL COMPANY, ET AL., was filed in the Orange County (California) Superior Court against the Koll Company, Grubb & Ellis Company, Koll Center Newport Number 10, a California general partnership ("Koll"), and Southern California Edison Company ("Edison"). The complaint was served on the Company in June 1994. A second complaint, YOUNKIN, MAIONA, ET AL.
V. KOLL COMPANY, ET AL., based on similar causes of action, was filed in the same court on December 13, 1994 and served on the Company in February 1995. The plaintiffs in these two cases, three former Company brokers, two former Company employees, and their spouses, allege that the brokers and employees acquired cancer from electromagnetic waves produced by the electric transformer owned by Edison and situated in a vault below office space leased by the Company in a building owned by Koll. The complaints allege negligence, battery, and negligent infliction of emotional distress, fraudulent concealment, loss of consortium and, against Edison only, strict liability. Specific damages were not pled. In the JOHSZ case, plaintiffs dismissed with prejudice all causes of action allowing punitive damages. The remaining causes of action were dismissed by summary judgment of the Superior Court, entered on December 18, 1995. Plaintiffs have appealed this summary judgment to the California Court of Appeals. This appeal remains pending. In the YOUNKIN case, plaintiff Maiona died while the suit was pending. In 1998, all of the YOUNKIN plaintiffs dismissed their claims. Maiona's heirs filed a wrongful death action (MAIONA V. SOUTHERN CALIFORNIA EDISON, ET. AL.) alleging essentially the same theory as the dismissed YOUNKIN case. The Company has moved to dismiss the MAIONA case and that motion is pending.

    JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL.,filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, is a class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. HSM Inc. is a wholly-owned subsidiary of the Company. The complaint alleges violations under the Racketeer Influenced and Corrupt Organizations Act, securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution are sought. Discovery has commenced. On December 19, 1995 the court granted the defendants' motion to dismiss the entire complaint with regard to Partnerships I and III, based upon the plaintiff's lack of standing in those Partnerships but denied the motion with respect to the plaintiff's standing in Partnership II, in which the plaintiff was a unitholder. The court declined to rule on the other bases for dismissal, stating that they could be raised by summary judgment motion after discovery. Plaintiff filed a motion for leave to file an amended complaint adding new party plaintiffs in order to preserve claims relating to Partnerships I and III. On September 27, 1996, the court granted plaintiff's motion to file an amended complaint to add additional plaintiffs with respect to Partnerships I and III. Also on that date, the court granted plaintiffs motion for class certification with respect to Partnerships I, II and III.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Defendants have appealed the court's ruling permitting plaintiff to file an amended complaint. The case has been stayed, including discovery, pending the outcome of the appeal.

    The Company intends to vigorously defend the JOHSZ appeal, and the MAIONA and MATTHEWS actions. Management believes it has meritorious defenses to contest the claims asserted in those actions. Based upon available information, the Company is not able to determine the financial impact, if any, of such actions, but believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved in various other claims and lawsuits arising out of the conduct of its business, as well as in connection with its participation in various joint ventures, partnerships, a trust and appraisal business, many of which may not be covered by the Company's insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

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

    The Company places substantially all of its interest-bearing investments with major financial institutions and limits the amount of credit exposure with any one financial institution.

12.  BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS

    The Company completed the acquisition of White Commercial Real Estate in March 1998, Crane Realty & Management Co. and certain assets of LaCagnina & Associates in April 1998, Aequus Property Management Company in May 1998 and certain assets of Eagle Western Management Company in June 1998. Each of these acquisitions has been accounted for under the purchase method of accounting, with all operations subsequent to the respective acquisition dates reflected in the Company's financial statements.

    The purchase price of these acquisitions, net of cash acquired, totaled approximately $10.6 million, including related acquisitions costs of approximately $567,000 and seller provided financing of approximately $3.0 million. The amounts due the sellers bear interest at rates ranging from 5.0% to 9.25% (with a weighted average rate of 7.86% at June 30, 1998) and have maturities totaling approximately $2,807,000 in fiscal year 1999 and approximately $170,000 in fiscal year 2000.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

12.  BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS (CONTINUED)

    In addition, terms of certain of the acquisitions provide for additional consideration up to a maximum of $700,000 which are dependent upon the achievement of certain levels of revenues earned subsequent to the date of acquisition. Due to the contingent nature of these amounts, the Company will record them as additional purchase price upon payment to the sellers.

    On July 22, 1998, the Company acquired substantially all of the assets of Bishop Hawk, Inc. for total consideration of approximately $11.1 million, which included seller financing of approximately $2.5 million. The Company will record the acquisition under the purchase method of accounting, and all operations subsequent to the acquisition date will be reflected in the Company's financial statements for the fiscal year ending 1999.

    The notes to the seller are payable in installments through July 22, 2000, and bear interest at a weighted average rate of 9.14% per annum. Up to $500,000 will be deducted from the amounts due under the notes, therefore reducing the recorded purchase price, in the event that certain revenue levels are not attained in the first year following the acquisition. The Company also will pay an additional amount ("Earnout Payment" ), which, if earned, will be payable by September 22, 1999. The Earnout Payment is payable to the extent that the gross revenue earned by the Company during the twelve months following the date of the acquisition through the efforts of the former Bishop Hawk, Inc. professionals who join the Company exceeds agreed upon levels. Due to the contingent nature of this payment, the Company will record this portion of the purchase price only to the extent it is paid to the seller.

    In connection with this acquisition, the Company incurred $3.5 million of borrowings under its credit facility, all of which were repaid by August 21, 1998.

PRO FORMA INFORMATION (UNAUDITED):

    The following unaudited pro forma financial information reflects the operations of the Company, assuming the above six acquisitions had occurred on July 1 of each year (in thousands, except share data):

                                                                         FISCAL YEAR ENDED
                                                                       ----------------------
                                                                        JUNE 30,    JUNE 30,
                                                                          1998        1997
                                                                       ----------  ----------
Total revenue........................................................  $  306,834  $  251,210
Income before taxes and extraordinary item...........................  $   17,076  $   11,810
Income before extraordinary item.....................................  $   22,498  $   14,658
Net income...........................................................  $   22,498  $   20,039

Earnings per share:
  Basic..............................................................  $     1.15  $     1.29
  Diluted............................................................  $     1.02  $     1.02

    Pro forma information does not purport to be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    FISCAL YEAR ENDED JUNE 30, 1998
                                                       ---------------------------------------------------------
                                                          FIRST         SECOND                        FOURTH
                                                         QUARTER        QUARTER     THIRD QUARTER     QUARTER
                                                       ------------  -------------  -------------  -------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
Operating revenue....................................  $     62,099  $      81,525  $      58,977  $      80,233
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
Operating income (loss)..............................  $      2,307  $       7,281  $      (1,127) $       5,857
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
Income (loss) before income taxes....................  $      2,586  $       7,591  $        (791) $       6,063
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
Net income (loss)....................................  $      3,035  $       8,540  $       2,655  $       7,276
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
Net income (loss) per common share:
Basic --.............................................  $        .16  $         .44  $         .14  $         .37
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
  Weighted average common shares outstanding.........    19,541,544     19,592,001     19,626,177     19,670,785
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
Diluted --...........................................  $        .14  $         .39  $         .12  $         .33
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
  Weighted average common shares outstanding.........    22,036,137     21,988,328     21,914,686     22,086,870
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------
Common stock market price range (high:low)...........   17.00:12.81    17.19:12.19    16.38:10.13    15.38:10.13
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------

                                                                     FISCAL YEAR ENDED JUNE 30, 1997
                                                          -----------------------------------------------------
                                                             FIRST        SECOND        THIRD         FOURTH
                                                            QUARTER      QUARTER       QUARTER       QUARTER
                                                          -----------  ------------  ------------  ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SHARES)
Operating revenue.......................................  $    51,927  $     68,034  $     48,593  $     60,076
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
Operating income (loss).................................  $     1,947  $      5,411  $     (1,651) $      5,406
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
Income (loss) before income taxes and
  extraordinary item....................................  $     1,326  $      5,184  $     (1,438) $      5,709
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
Extraordinary item -- gain on
  extinguishment of debt................................           --  $      3,576  $      2,000  $       (195)
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
Net income (loss).......................................  $     1,296  $      8,723  $        534  $      8,457
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
Net income (loss) per common share:
Basic --
  -- from operations....................................  $       .06  $        .42  $       (.08) $        .44
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
  -- from extraordinary gain............................           --  $        .34  $        .11  $       (.01)
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
  Weighted average common shares outstanding............    8,916,567    10,657,026    18,791,426    19,515,296
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
Diluted --
  -- from operations....................................  $       .06  $        .30  $       (.08) $        .40
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
  -- from extraordinary gain............................           --  $        .20  $        .11  $       (.01)
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
  Weighted average common shares outstanding............    8,916,567    17,330,945    18,791,426    21,819,489
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------
Common stock market price range (high:low)                4.75 : 3.25   4.75 : 4.00  10.13 : 4.25  17.13 : 9.00
                                                          -----------  ------------  ------------  ------------
                                                          -----------  ------------  ------------  ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                             GRUBB & ELLIS COMPANY
                                    PART III
                            ------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1998 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1998 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1998 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the 1998 fiscal year.

                             GRUBB & ELLIS COMPANY
                                    PART IV
                            ------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as a part of this report:

    1. The following Report of Independent Auditors and Consolidated Financial Statements are submitted herewith:

           Report of Independent Auditors

           Consolidated Balance Sheets at June 30, 1998 and June 30,
           1997.

           Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996.

           Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 1998, 1997 and 1996.

           Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996.

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

3.2        Amendment to the Restated Certificate of Incorporation of Grubb & Ellis Company,
           filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8
           filed on December 9, 1997 (Commission File No. 333-42741).

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

4.3        Stock Purchase Agreement dated as of December 11, 1996 among the Registrant, Mike
           Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on December 20,
           1996 (Commission File No. 1-8122).

4.4        Registration Rights Agreement dated as of December 11, 1996 among the Registrant,
           Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian
           and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the
           Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission File
           No. 1-8122).

4.5        Purchase Agreement dated as of January 24, 1997 between the Registrant and Warburg,
           Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.1 to the
           Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File
           No. 1-8122).

4.6        Stock Purchase Agreement dated as of January 24, 1997 between the Registrant and
           Archon Group, L.P., incorporated herein by reference to Exhibit 4.2 to the
           Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File
           No. 1-8122).

4.7        Registration Rights Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.3 to the
           Registrant's Current Report on Form 8-K filed on February 4, 1997 (Commission File
           No. 1-8122).

4.8        Stock Subscription Warrant No. 20 dated December 11, 1996 issued to Joe F. Hanauer
           Trust, incorporated herein by reference to Exhibit 4.11 to the Registrant's
           Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No.
           1-8122).

4.9        Stock Subscription Warrant No. 21 dated December 11, 1996 issued to Warburg, Pincus
           Investors, L.P., incorporated herein by reference to Exhibit 4.12 to the
           Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission
           File No. 1-8122).

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

4.12       Form of Amendment No. 1 to Stock Subscription Warrants No. 8, 9, 13 and 15 issued to
           Joe F. Hanauer Trust, incorporated herein by reference to Exhibit 4.15 to the
           Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission
           File No. 1-8122).

4.13       Amended and Restated Credit Agreement among the Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust
           Company of Chicago dated as of January 26, 1998, incorporated herein by reference to
           Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 13,
           1998 (Commission File No. 1-8122).

4.14       Amended and Restated Subordination Agreement among the Registrant and certain subsidiaries of the Registrant in favor of PNC Bank, National Association, and
           American National Bank and Trust Company of Chicago dated as of January 26, 1998, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report
           on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

4.15       Revolving Credit Note executed by the Registrant in favor of PNC Bank, National
           Association in the amount of $20 million dated as of January 26, 1998, incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q
           filed on February 13, 1998 (Commission File No. 1-8122).

4.16       Revolving Credit Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago in the amount of $15 million dated as of January 26,
           1998, incorporated herein by reference to Exhibit 4.4 to the Registrant's Quarterly
           Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

4.17       First Amendment to Amended and Restated Credit Agreement among the Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American
           National Bank and Trust Company of Chicago dated as of March 16, 1998, incorporated herein by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q
           filed on May 14, 1998 (Commissions File No. 1-8122).

4.18       Promissory Note Issued July 22, 1998 by Grubb & Ellis Company in favor of Bishop
           Hawk, Inc. (in the amount of $1,449,800), incorporated herein by reference to
           Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on August 5, 1998
           (Commission File No. 1-8122).

4.19       Promissory Note Issued July 22, 1998 by Grubb & Ellis Company in favor of Bishop
           Hawk, Inc. (in the amount of $1,084,020), incorporated herein by reference to
           Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on August 5, 1998
           (Commission File No. 1-8122).

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

10.2*      Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to Exhibit 4.6 to the
           Registrant's Registration Statement on Form S-8 filed on December 19, 1997
           (Registration No. 333-42741).

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

10.5*      Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998.

10.6       Amended and Restated Master Collateral Assignment of Contracts Rights to PNC Bank,
           National Association, as Agent by the Registrant and Subsidiaries of the Registrant
           as of January 26, 1998, incorporated herein by reference to Exhibit 10.1 to the
           Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission
           File No. 1-8122).

10.7       Amended and Restated Master Agreement of Guaranty and Suretyship by the Registrant
           and Subsidiaries of the Registrant in favor of PNC Bank, National Association, as
           Agent by the Registrant and Subsidiaries of the Registrant as of January 26, 1998,
           incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly
           Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).

10.8       Amended and Restated Pledge Agreement among the Registrant, certain Subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust
           Company of Chicago dated as of January 26, 1998, incorporated herein by reference to
           Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on February 13,
           1998 (Commission File No. 1-8122).

10.9       Amended and Restated Security Agreement among the Registrant, certain Subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and
           Trust Company of Chicago dated as of January 26, 1998, incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on
           February 13, 1998 (Commission File No. 1-8122).

10.10      Amended and Restated Trademark Security Agreement by the Registrant in favor of PNC
           Bank, National Association, and American National Bank and Trust Company of Chicago
           dated as of January 26, 1998, incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998
           (Commission File No. 1-8122).

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

10.13      Asset Purchase Agreement by and among Bishop Hawk, Inc., Sopilote Inc., N. Bruce
           Ashwill and Grubb & Ellis Company dated July 22, 1998 (without exhibits), incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 5, 1998 (Commission File No. 1-8122).

------------------------

*          Management contract or compensatory plan or arrangement.

(21)       Subsidiaries of the Registrant

(23)       Consent of Independent Auditors

           23.1   Consent of Ernst & Young LLP

(24)       Powers of Attorney

(27)       Financial Data Schedule

(b)        Reports on Form 8-K. A Current Report on Form 8-K was filed with the S.E.C. on
           August 5, 1998, disclosing under Item 2 the acquisition of certain assets of Bishop
           Hawk, Inc. The financial statements related to such acquisition will be filed as an amendment to the Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of September, 1998.

GRUBB & ELLIS COMPANY

(REGISTRANT)

By                                   *
           ----------------------------------------------------
                                Neil Young                        September 28, 1998
             CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By                                   *
           ----------------------------------------------------
                                Neil Young                        September 28, 1998
            CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER,
                        PRINCIPAL EXECUTIVE OFFICER

By                          /s/ BRIAN D. PARKER
           ----------------------------------------------------
                              Brian D. Parker                     September 28, 1998
            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER,
                PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                            *                               September 28, 1998
---------------------------------------------------------
                     R. David Anacker
                         DIRECTOR

                            *                               September 28, 1998
---------------------------------------------------------
                    Lawrence S. Bacow
                         DIRECTOR

                            *                               September 28, 1998
---------------------------------------------------------
                      Joe F. Hanauer
                         DIRECTOR

                            *                               September 28, 1998
---------------------------------------------------------
                    C. Michael Kojaian
                         DIRECTOR

                            *                               September 28, 1998
---------------------------------------------------------
                      Sidney Lapidus
                         DIRECTOR

                            *                               September 28, 1998
---------------------------------------------------------
                   Reuben S. Leibowitz
                         DIRECTOR

                            *                               September 28, 1998
---------------------------------------------------------
                   Robert J. McLaughlin
                         DIRECTOR

                                                            September 28, 1998
---------------------------------------------------------
                     Thomas A. Meador
                         DIRECTOR

                            *                               September 28, 1998
---------------------------------------------------------
                    John D. Santoleri
                         DIRECTOR

                            *                               September 28, 1998
---------------------------------------------------------
                     Todd A. Williams
                         DIRECTOR

*By:                /s/ ROBERT J. WALNER
           --------------------------------------
                      Robert J. Walner
                      ATTORNEY-IN-FACT,
               PURSUANT TO POWERS OF ATTORNEY

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                               EXHIBIT INDEX (A)
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

 EXHIBIT
----------
   (10)     Material Contracts
            10.5 Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998.
   (21)     Subsidiaries of the Registrant
   (23)     Consent of Independent Auditors
            23.1 Consent of Ernst & Young LLP
   (24)     Powers of Attorney
   (27)     Financial Data Schedule
    (A)     Exhibits incorporated by reference are listed in Item 14(a)3 of this Report.