Form 10-Q
period 1998-09-30
GRUBB & ELLIS CO
filed 1998-11-16
CIK 216039

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                                      ----------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                         Commission File Number: 1-8122


                              GRUBB & ELLIS COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                94-1424307
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)


                          2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 753-7500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No ___
    ---

                                   19,753,576
               ------------------------------ -------------------
                (Number of shares outstanding of the registrant's
                        common stock at November 5, 1998)

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              GRUBB & ELLIS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                       For the Three Months
                                                       Ended September 30,
                                                  ----------------------------------
                                                       1998                   1997
                                                  -------------     -----------------
Revenue:
    Transaction services fees                      $     64,213         $     54,821
    Management services fees                             11,956                7,278
                                                   ------------         ------------
           Total revenue                                 76,169               62,099
                                                   ------------         ------------
Costs and expenses:
    Transaction services commissions                     37,272               31,202
    Salaries, wages and benefits                         20,307               15,859
    Selling, general and administrative                  13,656               11,995
    Depreciation and amortization                         1,273                  736
                                                   ------------         ------------
         Total costs and expenses                        72,508               59,792
                                                   ------------         ------------
           Total operating income                         3,661                2,307

Other income and expenses:
    Interest and other income                               212                  279
    Interest expense                                       (157)                   -
                                                   ------------         ------------
          Income before income taxes                      3,716                2,586

Net (provision) benefit for income taxes                 (1,406)                 449
                                                   ------------         ------------
           Net income                              $      2,310         $      3,035
                                                   ------------         ------------
                                                   ------------         ------------
Net income per common share:

           Basic -                                 $        .12         $        .16
                                                   ------------         ------------
                                                   ------------         ------------

           Diluted -                               $        .11         $        .14
                                                   ------------         ------------
                                                   ------------         ------------
Weighted average common shares outstanding:

           Basic -                                   19,722,124           19,541,544
                                                   ------------         ------------
                                                   ------------         ------------

           Diluted -                                 21,879,551           22,036,137
                                                   ------------         ------------
                                                   ------------         ------------

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                          September 30,          June 30,
                                                               1998                1998
                                                           ------------       -----------
Current assets:
   Cash and cash equivalents                                 $  10,890         $  14,251
   Services fees receivable                                      9,944             8,006
   Other receivables                                             1,642             2,329
   Prepaids and other current assets                             3,405             3,179
   Deferred tax assets                                           5,584             5,584
                                                           ------------       -----------
         Total current assets                                   31,465            33,349

Noncurrent assets:
   Equipment and leasehold improvements, net                    13,289            13,152
   Goodwill, net                                                21,562            10,578
   Deferred tax assets                                           2,990             4,140
   Other assets                                                  2,476             2,299
                                                           ------------       -----------
        Total assets                                         $  71,782         $  63,518
                                                           ------------       -----------
                                                           ------------       -----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $   3,127         $   3,845
    Acquisition indebtedness                                     4,703             2,807
    Accrued compensation and employee benefits                   9,250             6,948
    Other accrued expenses                                       5,303             3,927
                                                           ------------       -----------
        Total current liabilities                               22,383            17,527

Long-term liabilities:
    Acquisition indebtedness                                       719               -
    Accrued claims and settlements                               9,485             9,041
    Other liabilities                                            1,235             1,536
                                                           ------------       -----------
        Total liabilities                                       33,822            28,104
                                                           ------------       -----------
Stockholders' equity:
     Common stock, $.01 par value: 50,000,000
     shares authorized; 19,753,576 and 19,721,056
     shares issued and outstanding at September 30,
     1998 and June 30, 1998, respectively                          198               198
    Additional paid-in-capital                                 111,798           111,562
    Retained earnings (deficit)                                (74,036)          (76,346)
                                                           ------------       -----------
        Total stockholders' equity                              37,960            35,414
                                                           ------------       -----------
        Total liabilities and stockholders' equity           $  71,782         $  63,518
                                                           ------------       -----------
                                                           ------------       -----------

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    For the three months ended
                                                                                          September 30,
                                                                                    ---------------------------
                                                                                      1998              1997
                                                                                    ---------        ----------
Cash Flows from Operating Activities
    Net income                                                                       $  2,310         $  3,035
    Net adjustments to reconcile net income to net cash provided by operating
       activities                                                                       4,532           (1,294)
                                                                                    ---------        ----------
          Net cash provided by operating activities                                     6,842            1,741
                                                                                    ---------        ----------
Cash Flows from Investing Activities:
    Purchases of equipment, software and leasehold improvements                        (1,008)          (1,418)
    Cash paid for business acquisitions, net of cash acquired                          (9,195)               -
                                                                                    ---------        ----------
          Net cash used in investing activities                                       (10,203)          (1,418)
                                                                                    ---------        ----------

Net (decrease) increase in cash and cash equivalents                                   (3,361)             323

Cash and cash equivalents at beginning of period                                       14,251           16,790
                                                                                    ---------        ----------
Cash and cash equivalents at end of period                                           $ 10,890         $ 17,113
                                                                                    ---------        ----------
                                                                                    ---------        ----------

                             ------------------------------------------------

Supplemental Disclosure of Cash Flow Information:

    Cash payments during the period for:

       Interest                                                                      $    110         $    195
       Income taxes                                                                       582              -

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       INTERIM PERIOD REPORTING

         The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries and controlled partnerships (collectively, the "Company").

         The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

         Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be achieved in future periods.

2.       INCOME TAXES

         The Company recognized a tax provision in the current quarter in connection with the realization of deferred tax assets related to net operating loss carryforwards. In addition, the Company recognized a tax benefit in the three months ended September 30, 1997, as a result of a reduction in the valuation allowance against its net deferred tax assets. The net provision for income taxes for the three months ended September 30, 1998 and 1997 is as follows (in `000's):

                                        For the three months ended
                                              September 30,
                               ---------------------------------------------
                                     1998                       1997
                               ------------------        -------------------
                   Current              $    256                     $ 151
                   Deferred                1,150                      (600)
                                           -----                      -----

                                        $  1,406                     $(449)
                                        ========                     =====

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  EARNINGS PER COMMON SHARE

       The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                For the three months ended September 30,
                                              ---------------------------------------------
                                                     1998                      1997
                                              --------------------      -------------------
BASIC EARNINGS PER SHARE:

Net income                                                $ 2,310        $ 3,035
                                                          -------        -------
                                                          -------        -------

Weighted average common shares outstanding                 19,722         19,542
                                                          -------        -------
                                                          -------        -------

Earnings per share - basic                                $  0.12        $  0.16
                                                          -------        -------
                                                          -------        -------
DILUTED EARNINGS PER SHARE:

Net income                                                $ 2,310        $ 3,035
                                                          -------        -------
                                                          -------        -------

Weighted average common shares outstanding                 19,722         19,542

Effect of dilutive securities:
    Stock options and warrants                              2,158          2,494
                                                          -------        -------

Weighted average diluted common shares outstanding         21,880         22,036
                                                          -------        -------
                                                          -------        -------

Earnings per share - diluted                              $  0.11        $  0.14
                                                          -------        -------
                                                          -------        -------

4.    BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS

On July 22, 1998, the Company acquired substantially all of the assets of Bishop Hawk, Inc. for total consideration of approximately $11.1 million, inclusive of seller financing totaling approximately $2.5 million. The Company has recorded the acquisition under the purchase method of accounting, and all operations subsequent to the acquisition date are reflected in the Company's financial statements for the three months ended September 30, 1998.

The notes to the seller are payable in installments through July 22, 2000, and bear interest at a weighted average rate of 9.14% per annum. Up to $500,000 will be deducted from the amounts due under the notes, therefore reducing the recorded purchase price, in the event that certain revenue levels are not attained in the first year following the acquisition. The Company also will pay an additional amount ("Earnout Payment" ), which, if earned, will be payable by September 22, 1999. The Earnout Payment is payable to the extent that the gross revenue earned by the Company during the twelve months following the date of the acquisition through the efforts of the former Bishop Hawk, Inc. professionals who join the Company exceeds agreed upon levels. Due to

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS (CONTINUED)

the contingent nature of this payment, the Company will record this portion of the purchase price only to the extent it is paid to the seller.

In connection with this acquisition, the Company incurred $3.5 million of borrowings under its credit facility, all of which were repaid by August 21, 1998.

PRO FORMA INFORMATION:

The following unaudited pro forma financial information reflects the operations of the Company for the three months ended September 30, 1997, assuming the above acquisition had occurred on July 1 of that year (in thousands, except share data):

Total revenue                                               $66,433
Income before taxes                                           2,963
Net income                                                    3,268
Earnings per share:
     Basic                                                      .17
     Diluted                                                    .15

The Company's results of operations for the three months ended September 30, 1998, which include operations of Bishop Hawk, Inc. subsequent to the date of acquisition, do not materially differ from pro forma results that would have been obtained for that period. Pro forma information does not purport to be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

4.    COMMITMENTS AND CONTINGENCIES

The Company previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 1998, information concerning a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled MAIONA V. SOUTHERN CALIFORNIA EDISON, ET AL. and a class action lawsuit, JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. and HSM INC., ET AL. Since such report, the Company's motion to dismiss the MAIONA case was granted and the Company anticipates that the plantiffs will appeal. There have been no other material changes with respect to these matters.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. Such factors, which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally,
(ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in personnel and technology, and service improvements, (v) the success of new initiatives and investments, (vi) the impact of year 2000 technology issues, (vii) the ability of the Company to integrate acquired companies and assets, and (viii) other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended
June 30, 1998.

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from transaction services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition transactions as well as fees from appraisal, consulting and asset management assignments. Management services fees comprise the remainder of the Company's revenues, and include fees related to both property and facilities management, business services, construction management and agency leasing.

Revenue in any given quarter during the three fiscal year period ended June 30, 1998, as a percentage of total annual revenue, ranged from a high of 31.2% to a low of 19.1%, with revenue earned in the first quarters of each of the last three fiscal years ranging from 22.0% to 24.4%. The Company has historically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with progressively higher revenue in the quarters ending June 30, September 30, and December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the quarter ended September 30, 1998 was $76.2 million, an increase of 22.7% over revenue of $62.1 million for the same period last year, reflecting strong real estate markets overall and increased business activity across the Company's service lines. This improvement related primarily to a $9.4 million increase in transaction services commissions over the same period in 1997. Management services fees of $12.0 million for the quarter ended September 30, 1998 increased by $4.7 million, or 64.3%, as a result of increased activity in business services and property and facilities management.

COSTS AND EXPENSES

Transaction services commission expense is the Company's major expense and is a direct function of gross transaction services commission revenue levels. As a percentage of this revenue, related commission expense increased to 58.0% for the quarter ended September 30, 1998 as compared to 56.9% for the same period in 1997. This increase was due to the Company's transaction services professionals achieving certain production thresholds earlier in 1998 than 1997.

Total costs and expenses, other than transaction services commissions and depreciation, increased for the three months ended September 30, 1998, by $6.1 million or 21.9% over the comparable period last year. The rise in costs is attributable primarily to expenses associated with increased Management Services business activity.

Depreciation and amortization expense for the three months ended September 30, 1998 increased to $1.3 million from $736,000 in the comparable period last year, as the Company placed in service numerous technology infrastructure improvements during fiscal year 1998. Amortization of the goodwill related to the Company's various business acquisitions during 1998 also contributed to this increase.

NET INCOME

Net income of $2.3 million or $.11 per common share on a diluted basis for the quarter ended September 30, 1998 decreased from net income of $3.0 million or $.14 per common share for the same period in 1997. The decrease was due primarily to a provision for income taxes of $1.4 million in the three months ended September 30, 1998 as compared to a net tax benefit of $449,000 related to a reduction in the valuation allowance against certain deferred tax assets in the same period last year. Net income for the quarter ended September 30, 1998, reflects an effective tax rate of 38 percent, compared with a rate of 6 percent in the same period last year (exclusive of the non-recurring deferred tax benefit) due to the utilization of net operating loss carryforwards from prior years. Income before taxes increased to $3.7 million for the three months ended September 30, 1998 from $2.6 million in the prior year, due primarily from increased income related to the Company's transaction services business.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $6.7 million to $9.1 million during the quarter ended September 30, 1998, while cash and cash equivalents decreased by $3.4 million during the same period. The Company used net cash provided by operating activities of $6.8 million, along with existing cash reserves, to fund investing activities of $10.2 million. Investing activities included cash paid for business acquisitions and related costs of $9.2 million, related primarily to Bishop Hawk, Inc, and purchases of equipment, software and leasehold improvements totaling $1.0 million. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

The Company believes that its short-term and long-term operating cash requirements, including its technology initiative commitments, will be met by operating cash flow. In addition, the Company has a $35 million credit facility available for additional capital needs. Currently, the Company has no outstanding borrowings under the credit facility.

To the extent that the Company's cash requirements are not met by operating cash flow or borrowings under its credit facility, in the event of adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

The Company continues to explore additional strategic acquisition opportunities that have the potential to broaden its geographic reach, increase its market share to a significant portion and/or expand the depth and breadth of its current lines of business. The sources of consideration for such acquisitions could be cash, the Company's current credit facility, new debt, and/or the issuance of stock. Although it is the Company's intent to actively pursue this strategy, no assurances can be made that any new acquisitions will occur.

YEAR 2000 ISSUES

During fiscal years 1997 and 1998, the Company significantly increased its investment in various technology initiatives. The Company embarked upon these initiatives to enhance the productivity of its staff and business processes, and to provide a stable platform to support the Company's recent and future growth. In addition, this technology improvement plan has replaced most of the Company's information systems and equipment platforms, including intranet, human resources, general ledger, accounts payable and transaction services management, and consequently has brought these systems into compliance with year 2000 requirements. The Company is currently in the process of developing a new transaction services revenue system, and is completing upgrades to various remaining servers and desktop computers. The Company expects to complete all major initiatives by the end of fiscal year 1999, and consequently to mitigate any material risk associated with the year 2000. The Company has made capital expenditures totaling $7.0 million through August 1998 related to these systems, and currently expects to invest an additional $1.3 million over the next thirteen months to complete its technology plan, of which $1.1 million relates to software development and the remainder to equipment upgrades. Management of the Company believes it has an effective program in place relating to its internal information systems to resolve the year 2000 issue in a timely manner, although no assurances can be given in this regard.

The Company is also assessing its exposure to year 2000 issues other than those related to internal information systems, including issues related to third party vendors, in order to develop an appropriate plan (including contingencies to address these risks). In addition to its own information systems, the Company's year 2000 plan includes consideration of building systems in properties managed by Grubb & Ellis Management Services ("GEMS") (as well as the Company's facilities), various property accounting systems for GEMS clients, and telecommunications systems. The Company completed an initial evaluation of its telecommunication systems and has engaged a consultant to assist in determining how to cost-effectively upgrade or replace non-compliant telephone, voice mail, facsimile and other telecommunications equipment. The Company will face business interruption risk if telecommunications are suspended as a result of a year 2000 issue. GEMS is working with its clients (property owners) to gather information on the year 2000 readiness of building systems such as security, elevator and HVAC. For client accounting, GEMS is evaluating all its hardware, software and operating systems, and non-compliant equipment will be upgraded or replaced. GEMS has surveyed the vendors of its client accounting software and is working with its clients as well as these vendors to address these systems in a timely fashion.

The Company is currently developing a contingency plan to address any risks associated with the Company not completing its plan before the year 2000. Since the Company cannot anticipate all possible outcomes of the year 2000 problem, nor predict the readiness of entities with which it transacts business, there can be no assurance these events will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at September 30, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

                                  PART II

                             OTHER INFORMATION

                  (ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998)

ITEM 1. LEGAL PROCEEDINGS

        The information called for by Item 1 is incorporated by reference from Note 4 to Notes to Condensed Consolidated
        Financial Statements.

ITEM 6(a). EXHIBITS

         (2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

         2.1 Asset Purchase Agreement by and among Bishop Hawk, Inc., Sopilote Inc., N. Bruce Ashwill and Grubb & Ellis Company dated July 22, 1998, without exhibits, incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 6, 1998 (Commission File No. 1-8122).

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

         (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

         4.1 Promissory Note issued July 22, 1998 by the Registrant in favor of Bishop Hawk, Inc. in the amount of $1,449,800, incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on August 6, 1998 (Commission File No. 1-8122)

         4.2 Promissory Note issued July 22, 1998 by the Registrant in favor of Bishop Hawk, Inc. in the amount of $1,084,020, incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on August 6, 1998 (Commission File No. 1-8122)



         (27)     FINANCIAL DATA SCHEDULE

ITEM 6(b) REPORTS ON FORM 8-K

     A Current Report was filed on August 6, 1998, as amended October 5, 1998, disclosing the acquisition of certain assets of Bishop Hawk, Inc.

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

                                          GRUBB & ELLIS COMPANY
                                          ---------------------
                                              (Registrant)




Date: November 13, 1998                   /s/ Brian D. Parker
                                          -------------------
                                          Brian D. Parker
                                          Senior Vice President and
                                          Chief Financial Officer

                              GRUBB & ELLIS COMPANY

                                  EXHIBIT INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

Exhibit

(27)     FINANCIAL DATA SCHEDULE

16