Form 10-Q
period 1998-12-31
GRUBB & ELLIS CO
filed 1999-02-12
CIK 216039

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     December 31, 1998

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


                          2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 753-7500
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No ___
    ---

                                   19,802,636
             ------------------------------------------------------
                (Number of shares outstanding of the registrant's
                        common stock at February 8, 1999)

                                     PART I





                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              GRUBB & ELLIS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                              For the Three Months Ended                 For the Six Months
                                                                    December 31,                         Ended December 31,
                                                  --------------------------------------------------------------------------------
                                                        1998                 1997                  1998                 1997
                                                  ------------          -------------         -------------          -------------
Revenue:
    Transaction services fees                     $     84,261           $     73,205          $    148,474           $    128,026
    Management services fees                            14,380                  8,320                26,336                 15,598
                                                  ------------          -------------         -------------          -------------
           Total revenue                                98,641                 81,525               174,810                143,624
                                                  ------------          -------------         -------------          -------------
Costs and expenses:
    Transaction services commissions                    50,522                 42,143                87,794                 73,345
    Salaries and wages                                  20,275                 18,102                40,582                 33,961
    Selling, general and administrative                 17,060                 13,203                30,716                 25,198
    Depreciation and amortization                        1,360                    796                 2,633                  1,532
                                                  ------------          -------------         -------------          -------------
      Total costs and expenses                          89,217                 74,244               161,725                134,036
                                                  ------------          -------------         -------------          -------------
           Total operating income                        9,424                  7,281                13,085                  9,588

Other income and expenses:
    Interest and other income                              292                    310                   504                    589
    Interest expense                                      (136)                     -                  (293)                     -
                                                  ------------          -------------         -------------          -------------
          Income before income taxes                     9,580                  7,591                13,296                 10,177

Net (provision) benefit for income taxes                (3,780)                   949                (5,186)                 1,398
                                                  ------------          -------------         -------------          -------------
           Net income                             $      5,800           $      8,540          $      8,110           $     11,575
                                                  ------------          -------------         -------------          -------------
                                                  ------------          -------------         -------------          -------------
Net income per common share:
    Basic -                                       $        .29           $        .44          $        .41           $        .59
                                                  ------------          -------------         -------------          -------------
                                                  ------------          -------------         -------------          -------------
    Diluted -                                     $        .27           $        .39          $        .37           $        .53
                                                  ------------          -------------         -------------          -------------
                                                  ------------          -------------         -------------          -------------
Weighted average common shares outstanding
    Basic -                                         19,756,374             19,592,001            19,739,249             19,566,773
                                                  ------------          -------------         -------------          -------------
                                                  ------------          -------------         -------------          -------------
    Diluted -                                       21,656,858             21,988,328            21,796,497             22,028,923
                                                  ------------          -------------         -------------          -------------
                                                  ------------          -------------         -------------          -------------

           See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                          December 31,           June 30,
                                                             1998                  1998
                                                           -----------          ---------
Current assets:
   Cash and cash equivalents                                $  31,772           $  14,251
   Services fees receivable                                    10,158               8,006
   Other receivables                                            1,530               2,329
   Prepaids and other current assets                            3,313               3,179
   Deferred tax assets                                          1,512               5,584
                                                           -----------          ---------
         Total current assets                                  48,285              33,349

Noncurrent assets:
   Equipment and leasehold improvements, net                   14,461              13,152
   Goodwill, net                                               26,966              10,578
   Deferred tax assets                                          3,769               4,140
   Other assets                                                 2,558               2,299
                                                           -----------          ---------
        Total assets                                        $  96,039           $  63,518
                                                           -----------          ---------
                                                           -----------          ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                        $   3,433           $   3,845
    Acquisition indebtedness                                    4,916               2,807
    Accrued compensation and employee benefits                 11,575               6,948
    Deferred commissions payable                               16,006                 818
    Other accrued expenses                                      4,799               3,109
                                                           -----------          ---------
        Total current liabilities                              40,729              17,527

Long-term liabilities:
    Acquisition indebtedness                                    1,019                   -
    Accrued claims and settlements                              9,274               9,041
    Other liabilities                                             954               1,536
                                                           -----------          ---------
        Total liabilities                                      51,976              28,104
                                                           -----------          ---------
Stockholders' equity:
    Common stock, $.01 par value: 50,000,000
       shares authorized; 19,799,236 and
       19,721,056 shares issued and outstanding
       at December 31, 1998 and June 30, 1998,
       respectively
                                                                  198                 198
    Additional paid-in-capital                                112,100             111,562
    Retained earnings (deficit)                               (68,235)            (76,346)
                                                           -----------          ---------
        Total stockholders' equity                             44,063              35,414
                                                           -----------          ---------
        Total liabilities and stockholders' equity          $  96,039           $  63,518
                                                           -----------          ---------
                                                           -----------          ---------

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           For the Six Months Ended
                                                                               December 31,
                                                                        ----------------------------
                                                                          1998               1997
                                                                        --------           ---------
Cash Flows from Operating Activities:
    Net income                                                           $  8,110           $ 11,575
    Adjustments to reconcile net income to net cash provided by
       operating activities                                                27,123              8,148
                                                                         --------           --------
          Net cash provided by operating activities                        35,233             19,723
                                                                         --------           --------

Cash Flows from Investing Activities:
    Purchases of equipment, software and leasehold improvements            (3,499)            (2,953)
    Cash paid for business acquisitions, net of cash acquired             (14,603)                 -
                                                                         --------           --------
          Net cash used in investing activities                           (18,102)            (2,953)
                                                                         --------           --------

Cash Flows from Financing Activities:
          Net cash used in financing activities                               390                (20)
                                                                         --------           --------

Net increase in cash and cash equivalents                                  17,521             16,750

Cash and cash equivalents at beginning of period                           14,251             16,790
                                                                         --------           --------

Cash and cash equivalents at end of period                               $ 31,772           $ 33,540
                                                                         --------           --------
                                                                         --------           --------

Supplemental Disclosure of Cash Flow Information:

    Cash payments during the period for:

       Interest                                                          $    153           $      -
       Income taxes                                                           408                528

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be achieved in future periods.

2.   INCOME TAXES

The net provision (benefit) for income taxes for the six months ended December 31, 1998 and 1997 is as follows (in thousands):

                                For the six months ended
                                     December 31,
                            -----------------------------
                              1998              1997
                            -------           -------
          Current           $   743           $   302
          Deferred            4,443            (1,700)
                            -------           -------
                            $ 5,186           $(1,398)
                            -------           -------
                            -------           -------

The Company recognized a tax benefit for the six months ended December 31, 1997, as a result of a reduction in the valuation allowance against its net deferred tax assets.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data)

                                                                 Three months ended              Six months ended
                                                                    December 31,                   December 31,
                                                                    -----------                    ------------
                                                             1998             1997             1998             1997
                                                            -------         --------         --------          -------
BASIC EARNINGS PER SHARE:

Net income                                                  $ 5,800          $ 8,540          $ 8,110          $11,575
                                                            -------         --------         --------          -------
                                                            -------         --------         --------          -------
Weighted average common shares outstanding
                                                             19,756           19,592           19,739           19,567
                                                            -------         --------         --------          -------
                                                            -------         --------         --------          -------
Earning per share - basic                                   $   .29          $   .44          $   .41          $   .59
                                                            -------         --------         --------          -------
                                                            -------         --------         --------          -------
DILUTED EARNINGS PER SHARE:

Net income                                                  $ 5,800          $ 8,540          $ 8,110          $11,575
                                                            -------         --------         --------          -------
                                                            -------         --------         --------          -------

Weighted average common shares outstanding                   19,756           19,592           19,739           19,567
Effect of dilutive securities:
    Stock options and warrants                                1,901            2,396            2,057            2,462
                                                            -------         --------         --------          -------

Weighted average diluted common shares outstanding           21,657           21,988           21,796           22,029
                                                            -------         --------         --------          -------
                                                            -------         --------         --------          -------
Earning per share - diluted                                 $   .27          $   .39          $   .37          $   .53
                                                            -------         --------         --------          -------
                                                            -------         --------         --------          -------

4.    BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS

On July 22, 1998, the Company acquired substantially all of the assets of Bishop Hawk, Inc. for total consideration of approximately $11.1 million, inclusive of seller financing totaling approximately $2.5 million. The Company has recorded the acquisition under the purchase method of accounting, and all operations of Bishop Hawk, Inc. subsequent to the acquisition date are reflected in the Company's financial statements for the six months ended December 31, 1998.

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

In December 1998, the Company acquired substantially all of the assets of Williams Property Venture d/b/a Smithy Braedon Oncor International and Smithy Braedon Oncor International Management Inc. (collectively "Smithy Braedon"). The Company also acquired substantially all of the assets of Commercial Florida Realty Partners, Inc. ("Commercial Florida") and Island Realty Services Group, Inc. ("Island Realty") in February 1999. The Company has recorded these acquisitions under the purchase method of accounting, and all operations of Smithy Braedon subsequent to the acquisition date are reflected in the Company's financial statements for the six months ended December 31, 1998. All operations of Commercial Florida and Island Realty subsequent to their acquisition dates will be reflected in the Company's financial statements beginning with the following fiscal quarter.

The purchase prices of these three acquisitions totaled approximately $8.3 million, including seller provided financing of approximately $347,000 which bears interest at an annual rate of 7.5% and becomes due in January 2000. The Company is also obligated to pay additional purchase price amounts which are contingent on revenue levels achieved during the twelve months following the acquisitions. Due to the contingent nature of these payments, the Company will record this portion of the purchase prices only to the extent they are paid to the sellers.

PRO FORMA INFORMATION:

The following unaudited pro forma financial information reflects the operations of the Company for the six months ended December 31, 1998 and 1997, assuming the above acquisitions of Bishop Hawk, Inc. and Smithy Braedon had occurred on July 1 of each period (in thousands, except share data):

                                              Six months ended
                                                December 31,
                                          1998              1997
                                       --------          --------
          Total revenue                $179,196          $156,285
          Income before taxes            13,497            11,037
          Net income                      8,233            12,099
          Earnings per share:
          Basic                             .42               .62
          Diluted                           .38               .55

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

5.   COMMITMENTS AND CONTINGENCIES

The Company previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 1998, information concerning a lawsuit entitled JOHSZ ET AL. V. KOLL COMPANY, ET AL., and a related lawsuit entitled MAIONA V. SOUTHERN CALIFORNIA EDISON, ET AL. The lawsuits alleged that the plaintiffs, employees and brokers associated with the Company, had contracted cancer from electromagnetic waves produced by an electric transformer located in a vault below office space leased by the Company. In the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, the Company disclosed that its motion to dismiss the MAIONA case was granted and that the Company anticipated that the plaintiffs would appeal. In January 1999, the MAIONA and JOHSZ matters were settled for a waiver of costs.

The Company also previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 1998, information concerning a lawsuit filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, entitled JOHN W. MATTHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. On September 26, 1996, the court granted plaintiffs' motion to file an amended complaint to add additional plaintiffs with respect to Partnerships I and III and granted plaintiffs' motion for class certification with respect to Partnerships I, II and III. Subsequently, the court entered an order granting an interlocutory appeal by defendants to the September 26, 1996 order on the question of the applicability of the Private Securities Litigation Reform Act of 1995 (the "Securities Litigation Reform Act") to this case. The case was stayed, including discovery, pending the outcome of the appeal. In November 1998 the United States Court of Appeals for the Third Circuit entered an order holding that the Securities Litigation Reform Act is not applicable to this case and that plaintiffs may proceed with their RICO claims against the defendants. Discovery is now proceeding.

The Company intends to vigorously defend the MATTHEWS action and believes it has meritorious defenses to contest the claims asserted by plaintiffs. Based upon available information, the Company is not able to determine the financial impact, if any, of such action, but believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various claims and lawsuits arising out of the conduct of its business, as well as in connection with its participation

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. Such factors, which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in personnel and technology, and service improvements, (v) the success of new initiatives and investments, (vi) the impact of Year 2000 technology issues, (vii) the ability of the Company to integrate acquired companies and assets, and (viii) other factors described in the Company's Form 10-K for the fiscal year ended June 30, 1998.

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

Revenue in any given quarter during the three fiscal year period ended
June 30, 1998, as a percentage of total annual revenue, ranged from a high of 31.2% to a low of 19.1%, with revenue earned in the second quarters of each of the last three fiscal years ranging from 28.8% to 31.1%. The Company has historically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with progressively higher revenue in the quarters ending June 30, September 30, and December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the six months ended December 31, 1998 was $174.8 million, an increase of 21.7% over revenue of $143.6 million for the same period last year, reflecting strong real estate markets overall, increased business activity across the Company's service lines and increased revenues related to the business acquisitions made in calendar 1998. This improvement related primarily to a $20.4 million increase in transaction services fees over the same period in 1997. Management services fees of $26.3 million for the six months ended December 31, 1998 increased by $10.7 million, or 68.8%, as a result of increased activity in business services and property and facilities management.

Total revenue for the quarter ended December 31, 1998 was $98.6 million, an increase of 21.0% over revenue of $81.5 million for the same period last year. Transaction services fees increased $11.1 million or 15.1% over the prior year period, while management services fees increased by $6.1 million, or 72.8%.

COSTS AND EXPENSES

Transaction services commission expense is the Company's major expense and is a direct function of gross transaction revenue levels, which include transaction services commissions and other fees. Professionals participate in transactions services fees at rates which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased for the six months and quarter ended December 31, 1998 as compared to the same periods in 1997 due to higher participation percentages related to increased production levels.

Total costs and expenses, other than transaction services commissions, increased by $13.2 million, or 21.8%, for the first six months of fiscal year 1999 compared to the same period in fiscal year 1998. The rise in costs is attributable primarily to additional variable operating costs associated with increases in its transaction and management services businesses.

Total costs and expenses, other than transaction services commissions, for the quarter ended December 31, 1998 increased by $6.6 million, or 20.5%, compared to the same quarter in fiscal year 1997 due primarily to the costs described above.

Depreciation and amortization expense for the three months and six months ended December 31, 1998 increased to $1.3 million from $796,000 and to $2.6 million from $1.5 million, respectively, in the comparable periods last year, as the Company placed in service numerous technology infrastructure improvements during the latter part of fiscal year 1998. Amortization of the goodwill related to the Company's various business acquisitions during 1998 also contributed to this increase.

NET INCOME

Net income for the six months ended December 31, 1998 was $8.1 million, or $.37 per common share on a diluted basis, as compared to net income of $11.6 million, or $.53 per common share for the same period in fiscal year 1998. The decrease was due primarily to a provision for income taxes of $5.2 million in the six months ended December 31, 1998 as compared to a net tax benefit of $1.4 million related to a reduction in the valuation allowance against certain deferred tax assets in the same period last year. Net income for the six months ended December 31, 1998 reflects an effective tax rate of 39 percent, compared with a rate of 3 percent in the same period last year (exclusive of the non-recurring deferred tax benefit) due to the utilization of net operating loss carryforwards from prior years. Income before taxes increased to $13.3 million for the six months ended December 31, 1998 from $10.2 million in the prior year, due primarily from increased income related to the Company's transaction services business.

Net income for the quarter ended December 31, 1998 was $5.8 million or $.27 per common share on a diluted basis, as compared to $8.5 million or $.39 per common share for the same period in fiscal year 1998. The decrease was due to the tax rates and deferred tax benefits described above, of which $1.1 million was recognized in the quarter ended December 31, 1997.

Income before taxes increased to $9.6 million for the quarter ended December 31, 1998 from $7.6 million for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $8.3 million to $7.6 million during the six months ended December 31, 1998. Although the Company's cash and cash equivalents increased by $17.5 million from June 30, 1998 to December 31, 1998, current liabilities increased by $23.2 million, primarily from increases in management incentive bonuses and deferred commissions owed to transaction services professionals totaling approximately $18.7 million. In addition, current deferred tax assets decreased by $4.1 million during the period, related primarily to the utilization of net operating loss carry forwards. Cash provided by operations of $35.2 million was offset by net cash of $18.1 million used in investing activities, primarily for business acquisitions (see Note 4 of Notes to Condensed Consolidated Financial Statements for additional information) and purchases of equipment and leasehold improvements.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive bonuses and deferred commission payable balances which attain peak levels as a result of the high volume of transaction services activity during the quarter ended December 31. Deferred commissions payable balances of approximately $16.0 million, related to revenues earned in the six months ended December 31, 1998, have been paid subsequent to the end of that period.

The Company believes that its short-term and long-term operating cash requirements, including its technology initiative commitments, will be met by operating cash flow and potential borrowings under its $35 million credit facility, which is available for additional capital needs. Currently, the Company has $3.0 million of borrowings under the credit facility.

To the extent that the Company's cash requirements are not met by operating cash flow or borrowings under its credit facility, in the event of adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

The Company continues to explore additional strategic acquisition opportunities that have the potential to broaden its geographic reach, significantly increase its market share and/or expand the depth and breadth of its current lines of business. The sources of consideration for such acquisitions could be cash, the Company's current credit facility, new debt, and/or the issuance of stock. Although it is the Company's intent to actively pursue this strategy, no assurances can be made that any new acquisitions will occur.

YEAR 2000 ISSUES

During fiscal years 1997 and 1998, and continuing in 1999, the Company significantly increased its investment in various technology initiatives. The Company embarked upon these initiatives to enhance the productivity of its staff and business processes, and to provide a stable platform to support the Company's recent and future growth. Pursuant to this technology improvement plan, the Company has replaced most of its information systems and equipment platforms, including intranet, human resources, general ledger, accounts payable and transaction services management, and consequently has brought these systems into compliance with year 2000 requirements. The Company has completed the design and is currently in the process of developing and implementing a new transaction services revenue system, and is completing upgrades to various remaining servers and desktop computers. The Company expects to complete these remaining initiatives by September 1999, and consequently to mitigate any material risk associated with the year 2000. The Company has made capital expenditures totaling approximately $7.5 million through December 1998 related to all of its information technology systems, and currently expects to invest an additional $1.2 to $1.5 million to complete its technology plan, the majority of which relates to software development. Management of the Company believes it has an effective program in place relating to its internal information systems to resolve the related year 2000 issue in a timely manner, although no assurances can be given in this regard.

The Company is also assessing its exposure to year 2000 issues other than those related to internal information systems, including issues related to third party vendors, in order to develop an appropriate plan (including contingencies to address these risks). In addition to its own information systems, the Company's year 2000 plan includes consideration of building systems in properties managed by Grubb & Ellis Management Services ("GEMS") as well as the Company's facilities, various property accounting systems for GEMS' clients, and telecommunications systems. The Company evaluated its telecommunication systems and currently expects to invest $1.9 million over the next few months to upgrade or replace non-compliant telephone, voice mail, facsimile and other telecommunications equipment. The Company will face business interruption risk if telecommunications are suspended as a result of a year 2000 issue. GEMS is working with its clients (property owners) to gather information on the year 2000 readiness of building systems such as security, elevator and HVAC. For client accounting, GEMS is currently upgrading non-compliant software as new versions become available from the vendors. GEMS anticipates that all of the client accounting software will be upgraded or replaced by March 1999, with one exception which is scheduled to be completed by August 1999. GEMS is working with its clients as well as these vendors to address these systems in a timely fashion, although no assurances can be given in this regard.

The Company is currently developing a contingency plan to address risks associated with the Company not completing its plan before the year 2000. Since the Company cannot anticipate all possible outcomes of the year 2000 problem, nor predict the readiness of entities with which it transacts business, there can be no assurance these events will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at December 31, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

                                     PART II




                                OTHER INFORMATION

                      (ITEMS 2, 3 AND 5 ARE NOT APPLICABLE
                    FOR THE QUARTER ENDED DECEMBER 31, 1998)

ITEM 1.  LEGAL PROCEEDINGS

The information called for by Item 1 is incorporated by reference from Note 5 to Notes to Condensed Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 annual meeting of stockholders of the Company was held on November 19, 1998. The Company submitted to a vote of stockholders, through the solicitation of proxies, the following proposals: the election of eleven directors, representing the entire Board of Directors; and an amendment to the 1993 Stock Option Plan for Outside Directors, increasing the authorized shares of Common Stock for the grant of options thereunder from 50,000 shares to 300,000 shares and providing for additional automatic grants of stock options to each outside director on his or her successive four-year anniversary of service as director (the "Amendment"). The votes cast for, against and withheld with respect to each nominee for election as director were as follows:

                                                             Withheld
                Nominee                  For                Authority
                -------                  ---                ---------
Neil Young                            18,563,004              59,812
R. David Anacker                      18,562,984              59,832
Lawrence S. Bacow                     18,563,004              59,812
Joe F. Hanauer                        18,563,004              59,812
C. Michael Kojaian                    18,562,994              59,822
Sidney Lapidus                        18,561,811              61,005
Reuben S. Leibowitz                   18,561,952              60,864
Robert J. McLaughlin                  18,563,004              58,812
Thomas E. Meador                      18,561,952              60,684
John D. Santoleri                     18,561,952              60,684
Todd A. Williams                      18,561,811              61,005

The votes cast for the Amendment were as follows: 18,000,119 in favor, 606,956 against and 15,740 abstained. There were no broker non-votes with respect to any of the nominees for director or the Amendment.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

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

(10)            MATERIAL CONTRACTS

10.1 First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998.

(27)      FINANCIAL DATA SCHEDULE.

          (b) REPORTS ON FORM 8-K

A Current Report on Form 8-K dated November 16, 1998, was filed with the Securities and Exchange Commission during the second quarter of the 1999 fiscal year, reporting under Item 5 (a) the acquisition, as of December 1, 1998, of certain assets of Williams Property Venture and Smithy Braedon Oncor International Management, Inc., a real estate services firm located in Washington, D.C.; and (b) certain developments during November 1998 in a lawsuit entitled JOHN W. MATTHEWS, ET AL V. KIDDER, PEABODY & CO., ET AL AND HSM INC., ET AL, which had previously been reported in the Company's Annual Report on Form 10-K for the 1998 fiscal year. See Note 5 to Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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


                                                GRUBB & ELLIS COMPANY
                                                ---------------------
                                                    (Registrant)



Date: February 12, 1999                         /s/  Brian D. Parker
                                                --------------------
                                                Brian D. Parker
                                                Senior Vice President and
                                                Chief Financial Officer

                              GRUBB & ELLIS COMPANY

                                EXHIBIT INDEX (A)

                     FOR THE QUARTER ENDED DECEMBER 31, 1998


EXHIBIT

(10)      MATERIAL CONTRACTS

(10.1) First Amendment to the 1993 Stock Options Plan for Outside Directors effective November 19, 1998.

(27)      FINANCIAL DATA SCHEDULE

-----------------------------
(A) Exhibits incorporated by reference are listed in Item 6 of this Report.