Form 10-Q
period 1999-03-31
GRUBB & ELLIS CO
filed 1999-05-17
CIK 216039

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            March 31, 1999
                                                     ----------------------

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

               Commission File Number:       1-8122
                                       ------------------


                              GRUBB & ELLIS COMPANY
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                         94-1424307
------------------------------------------                 -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


                         2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
               ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 753-7500
               ------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
               ------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No ___
   ----

                                  19,885,084
             ----------------------------------------------------
               (Number of shares outstanding of the registrant's
                       common stock at May 6, 1999)

                                    PART I



                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                              For the Three Months            For the Nine Months
                                                                Ended March 31,                 Ended March 31,
                                                        ------------------------------    ---------------------------
                                                              1999            1998            1999           1998
                                                          ------------    ------------    ------------    -----------
Revenue:
  Transaction services fees                               $    46,832     $    49,589     $   195,306     $   177,615
  Management services fees                                     13,130           9,388          39,466          24,986
                                                          -----------     -----------     -----------     -----------
     Total revenue                                             59,962          58,977         234,772         202,601
                                                          -----------     -----------     -----------     -----------
 Costs and expenses:
  Transaction services commissions                             26,602          27,570         114,396         100,915
  Salaries and wages                                           21,065          18,406          61,647          52,367
  Selling, general and administrative                          14,738          13,276          45,454          38,474
  Depreciation and amortization                                 1,635             852           4,268           2,384
                                                          -----------     -----------     -----------     -----------
     Total costs and expenses                                  64,040          60,104         225,765         194,140
                                                          -----------     -----------     -----------     -----------

   Total operating income (loss)                               (4,078)         (1,127)          9,007           8,461

Other income and expenses:
   Interest and other income                                      268             336             772             925
   Interest expense                                              (200)              -            (493)              -
                                                          -----------     -----------     -----------     -----------
      Income (loss) before income taxes                        (4,010)           (791)          9,286           9,386

Net benefit (provision) for income taxes                        1,604           3,446          (3,582)          4,844
                                                          -----------     -----------     -----------     -----------

Net income (loss)                                         $    (2,406)    $     2,655     $     5,704     $    14,230
                                                          ===========     ===========     ===========     ===========

Net income (loss) per common share
  Basic -                                                 $      (.12)    $       .14     $       .29     $       .73
                                                          ===========     ===========     ===========     ===========

  Diluted -                                               $      (.12)    $       .12     $       .26     $       .65
                                                          ===========     ===========     ===========     ===========

Weighted average common shares outstanding:
  Basic -                                                  19,805,429      19,626,177      19,760,990      19,586,285
                                                          ===========     ===========     ===========     ===========

  Diluted -                                                21,479,690      21,914,686      21,709,564      21,975,508
                                                          ===========     ===========     ===========     ===========








           See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                    ASSETS

                                                                                        March 31,                   June 30,
                                                                                          1999                         1998
                                                                                      ------------               -------------
Current assets:
 Cash and cash equivalents                                                            $  3,894                      $ 14,251
 Services fees receivable                                                               12,179                         8,006
 Other receivables                                                                       1,836                         2,329
 Prepaids and other current assets                                                       5,519                         3,179
 Deferred tax assets                                                                     3,307                         5,584
                                                                                      --------                      --------
     Total current assets                                                               26,735                        33,349

Noncurrent assets:
 Equipment and leasehold improvements, net                                              16,078                        13,152
 Goodwill, net                                                                          28,990                        10,578
 Deferred tax assets                                                                     3,297                         4,140
 Other assets                                                                            2,465                         2,299
                                                                                      --------                      --------

    Total assets                                                                      $ 77,565                      $ 63,518
                                                                                      ========                      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $  2,631                      $  3,845
  Credit facility indebtedness                                                           6,000                             -
  Acquisition indebtedness                                                               4,484                         2,807
  Accrued compensation and employee benefits                                             8,505                         6,948
  Other accrued expenses                                                                 3,030                         3,927
                                                                                      --------                      --------
     Total current liabilities                                                          24,650                        17,527

Long-term liabilities:
  Acquisition indebtedness                                                                 931                             -
  Accrued claims and settlements                                                         9,399                         9,041
  Other liabilities                                                                        857                         1,536
                                                                                      --------                      --------
     Total liabilities                                                                  35,837                        28,104
                                                                                      --------                      --------

Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 shares authorized; 19,819,760 and 19,721,056 shares issued and outstanding at March 31, 1999 and
    June 30, 1998, respectively                                                            198                           198
  Additional paid-in-capital                                                           112,172                       111,562
  Retained earnings (deficit)                                                          (70,642)                      (76,346)
                                                                                      --------                      --------
     Total stockholders' equity                                                         41,728                        35,414
                                                                                      --------                      --------

     Total liabilities and stockholders' equity                                       $ 77,565                      $ 63,518
                                                                                      ========                      ========




           See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                          (unaudited - in thousands)


                                                                                              For the Nine Months
                                                                                                Ended March 31,
                                                                                --------------------------------------------
                                                                                          1999                     1998
                                                                                -------------------      -------------------
Cash Flows from Operating Activities:
   Net income                                                                           $  5,704                 $ 14,230
   Adjustments to reconcile net income to net cash
     provided by operating activities                                                        952                   (3,551)
                                                                                        --------                 --------

       Net cash provided by operating activities                                           6,656                   10,679
                                                                                        --------                 --------
 Cash Flows from Investing Activities:
     Purchases of equipment, software and leasehold improvements                          (5,865)                  (7,130)

     Cash paid for business acquisitions, net of cash acquired                           (17,089)                  (2,937)
                                                                                        --------                 --------

       Net cash used in investing activities                                             (22,954)                 (10,067)
                                                                                        --------                 --------
 Cash Flows from Financing Activities:
     Proceeds from borrowings on credit facility                                           6,000                        -
     Other financing activities                                                              (59)                     231
                                                                                        --------                 --------
     Net cash provided by financing activities                                             5,941                      231
                                                                                        --------                 --------

Net increase (decrease) in cash and cash equivalents                                     (10,357)                     843

Cash and cash equivalents at beginning of period                                          14,251                   16,790
                                                                                        --------                 --------
Cash and cash equivalents at end of period                                              $  3,894                 $ 17,633
                                                                                        ========                 ========

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for:
     Interest                                                                           $    267                 $      -
     Income taxes                                                                          1,303                      790



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

Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be achieved in future periods.

2.  INCOME TAXES

The net provision (benefit) for income taxes for the nine months ended March 31, 1999 and 1998 is as follows (in thousands):

                                            For the nine months ended
                                                    March 31,
                                            -------------------------

                                                1999           1998
                                            ----------     -----------

     Current                                  $  462        $   260
     Deferred                                  3,120         (5,104)
                                              ------        -------

                                              $3,582        $(4,844)
                                              ======        =======

The Company recognized a tax benefit for the nine months ended March 31, 1998, as a result of a reduction in the valuation allowance against its net deferred tax assets.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                 Three months ended      Nine months ended
                                                                     March 31,               March 31,
                                                              ---------------------------------------------
                                                                  1999        1998       1999        1998
                                                              ---------------------------------------------
BASIC EARNINGS PER SHARE:

Net income (loss)                                                $(2,406)    $ 2,655    $ 5,704     $14,230
                                                                 =======     =======    =======     =======

Weighted average common shares outstanding                        19,805      19,626     19,761      19,586
                                                                 =======     =======    =======     =======

Earnings (loss) per share - basic                                $ (0.12)    $  0.14    $  0.29     $  0.73
                                                                 =======     =======    =======     =======

DILUTED EARNINGS PER SHARE:

Net income (loss)                                                $(2,406)    $ 2,655    $ 5,704     $14,230
                                                                 =======     =======    =======     =======

Weighted average common shares outstanding                        19,805      19,626     19,761      19,586
Effect of dilutive securities:
   Stock options and warrants (A)                                      -       2,289      1,949       2,390
                                                                 -------     -------    -------     -------

Weighted average dilutive common shares outstanding               19,805      21,915     21,710      21,976
                                                                 =======     =======    =======     =======

Earnings (loss) per share - diluted                              $ (0.12)    $  0.12    $  0.26     $  0.65
                                                                 =======     =======    =======     =======

     (A) Since the company recognized a net loss for the three months ended March 31, 1999, the effect of stock options and warrants would be anti-dilutive. These securities, which otherwise would have had a dilutive effect of approximately 1.7 million shares, have been excluded from the earnings per share calculation for the three months ended March 31, 1999.

     4.   BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS

     On July 22, 1998, the Company acquired substantially all of the assets of Bishop Hawk, Inc. for total consideration of approximately $11.1 million, inclusive of seller financing totaling approximately $2.5 million. The Company has recorded the acquisition under the purchase method of accounting, and all operations of Bishop Hawk, Inc. subsequent to the acquisition date are reflected in the Company's financial statements for the nine months ended March 31, 1999.

     The notes to the seller are payable in installments through July 22, 2000, and bear interest at a weighted average rate of 9.14% per annum. In the event that certain revenue levels are not attained in the first year following the acquisition, up to $500,000 will be deducted from the amounts due under the notes, therefore reducing the recorded purchase price. The Company also will pay an additional amount ("Earnout Payment"), which, if earned, will be payable by September 22, 1999. The Earnout Payment is payable to the extent that the gross revenue earned by the Company during the twelve months following the date of the acquisition through the efforts of the former Bishop Hawk, Inc. professionals who join the Company exceeds agreed upon levels. Due to the contingent nature of this payment, the Company will record this portion of the purchase price only to the extent

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements

4. BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS (CONTINUED)

it is paid to the seller. In connection with this acquisition, the Company incurred $3.5 million of borrowings under its credit facility, all of which were repaid by August 21, 1998.

In December 1998, the Company acquired substantially all of the assets of Williams Property Venture d/b/a Smithy Braedon Oncor International and Smithy Braedon Oncor International Management Inc. (collectively "Smithy Braedon"). The Company also acquired substantially all of the assets of Commercial Florida Realty Partners, Inc. ("Commercial Florida") and Island Realty Services Group, Inc. ("Island Realty") in February 1999. The Company has recorded these acquisitions under the purchase method of accounting, and all operations subsequent to the respective acquisition dates are reflected in the Company's financial statements for the nine months ended March 31, 1999.

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

Pro Forma Information:

The following unaudited pro forma financial information reflects the operations of the Company for the nine months ended March 31, 1999 and 1998, assuming the above acquisitions had occurred on July 1 of each period (in thousands, except share data):


                                               Nine months ended
                                                   March 31,
                                            1999            1998
                                       ------------    --------------
      Total revenue                      $239,158         $224,020
      Income before taxes                $  9,487         $ 10.534
      Net income                         $  5,827         $ 14,931
      Earnings per share:
      Basic                              $   0.29         $   0.76
      Diluted                            $   0.27         $   0.68

Pro forma information does not purport to be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements

5.  COMMITMENTS AND CONTINGENCIES

The Company previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 1998, information concerning a lawsuit entitled Johsz et al. v.
                                                               ---------------
Koll Company, et al., and a related lawsuit entitled Maiona v. Southern
---------------------                                ------------------
California Edison, et al. The lawsuits alleged that the plaintiffs, employees
------------------------
and brokers associated with the Company had contracted cancer from electromagnetic waves produced by an electric transformer located in a vault below office space leased by the Company. In the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, the Company disclosed that its motion to dismiss the Maiona case was granted and that the Company
                               ------
anticipated that the plaintiffs would appeal. In January 1999, the Maiona and
                                                                   ------
Johsz matters were settled for a waiver of costs.
-----

The Company also previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 1998, information concerning a lawsuit filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, entitled John W. Matthews, et al. v. Kidder, Peabody & Co., et al.
                       ---------------------------------------------------------
and HSM Inc., et al. On September 26, 1996, the court granted plaintiffs' motion
--------------------
to file an amended complaint to add additional plaintiffs with respect to Partnerships I and III and granted plaintiffs' motion for class certification with respect to Partnerships I, II and III. Subsequently, the court entered an order granting an interlocutory appeal by defendants to the September 26, 1996 order on the question of the applicability of the Private Securities Litigation Reform Act of 1995 (the "Securities Litigation Reform Act") to this case. The case was stayed, including discovery, pending the outcome of the appeal. In November, 1998 the United States Court of Appeals for the Third Circuit entered an order holding that the Securities Litigation Reform Act is not applicable to this case and that plaintiffs may proceed with their RICO claims against the defendants. Discovery is now proceeding. Defendants filed a petition for writ of certiorari with the United States Supreme Court appealing the Third Circuit's decision. On April 19, 1999, the United States Supreme Court denied defendants' petition.

The Company intends to vigorously defend the Matthews action and believes it has
                                             --------
meritorious defenses to contest the claims asserted by plaintiffs. Based upon available information, the Company is not able to determine the financial impact, if any, of such action, but believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various claims and lawsuits arising out of the conduct of its business, as well as in connection with its participation in various joint ventures and partnerships, many of which may not be covered by the Company's insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

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

Revenue in any given quarter during the three fiscal year period ended June 30, 1998, as a percentage of total annual revenue, ranged from a high of 31.2% to a low of 19.1%, with revenue earned in the third quarters of each of the last three fiscal years ranging from 19.1% to 21.3%. The Company has historically experienced its lowest quarterly revenue in the quarter ending March 31 of each year and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the nine months ended March 31, 1999 was $234.8 million, an increase of 15.9% over revenue of $202.6 million for the same period last year, reflecting stronger real estate markets in the first two quarters of fiscal 1999 than the prior year periods, increased business activity across the Company's service lines and the impact of the Company's recent acquisitions. This improvement related to a $17.7 million increase in transaction service commissions, which was partially offset by a decline in investment sales in the third quarter of fiscal 1999 as described below, and a $14.5 million increase in management services fees over the same period in 1998. Management services fees of $39.5 million for the nine months ended March 31, 1999 increased by 58.0%, as a result of increased activity in business services and property and facilities management.

Total revenue for the quarter ended March 31, 1999 was $60.0 million, an increase of 1.7% over revenue of $59.0 million for the same period last year. Transaction services commissions decreased $2.8 million or 5.6% over the prior year period due to a 42% decline in investment sales activity resulting from the lagging effect of the tightening credit markets in late 1998, while management services fees increased by $3.7 million, or 39.9%. The Company's acquisitions over the last twelve months positively impacted both of these service lines.

COSTS AND EXPENSES

Transaction services commission expense is the Company's major expense and is a direct function of gross transaction revenue levels, which include transaction service commissions and other fees. Professionals participate in transaction services fees at rates which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased for the nine months and quarter ended March 31, 1999 as compared to the same periods in 1998 due to higher participation percentages related to increased production levels.

Total costs and expenses, other than transaction services commissions, increased by $18.1 million, or 19.5%, for the first nine months of fiscal year 1999 compared to the same period in fiscal year 1998. The rise in costs is attributable primarily to additional variable operating costs associated with increases in its transaction and management services businesses, as well as the impact of the Company's recent acquisitions.

Total costs and expenses, other than transaction services commissions, for the quarter ended March 31, 1999 increased by $4.9 million, or 15.1%, compared to the same quarter in fiscal year 1998 due primarily to the costs described above.

Depreciation and amortization expense for the quarter and nine months ended March 31, 1999 increased to $1.6 million from $852,000 and to $4.3 million from $2.4 million, respectively, in the comparable periods last year, as the Company placed in service numerous technology infrastructure improvements during the latter part of fiscal year 1998 and early in fiscal year 1999. Amortization of the goodwill related to the Company's various business acquisitions during 1998 and 1999 also contributed to this increase.

NET INCOME

Net income for the nine months ended March 31, 1999 was $5.7 million, or $.26 per common share on a diluted basis, as compared to net income of $14.2 million, or $.65 per common share for the same period in fiscal year 1998. The decrease was due primarily to a provision for income taxes of $3.6 million in the nine months ended March 31, 1999 as compared to a net tax benefit of $4.8 million related to a reduction in the valuation allowance against certain deferred tax assets in the same period last year. Net income for the nine months ended March 31, 1999 reflects an effective tax rate of 39 percent, compared with a rate of 3 percent in the same period last year (exclusive of the non-recurring deferred tax benefit) due to the utilization of net operating loss carryforwards from prior years. Income before taxes for the nine months ended March 31, 1999 remained relatively unchanged from the same period last year.

The Company recognized a net loss for the quarter ended March 31, 1999 of $2.4 million or $.12 per common share on a diluted basis, as compared to net income of $2.7 million or $.12 per common share for the same period in fiscal year 1998. The decrease was due to primarily to the increased costs in fiscal 1999 and the net tax benefit recognized in fiscal 1998, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $13.7 million to $2.1 million during the nine months ended March 31, 1999, due primarily to $6.0 million of borrowings on the credit facility, in addition to a decrease in the Company's cash and cash equivalents of $10.4 million from June 30, 1998 to March 31, 1999. The Company used a portion of its cash reserves along with the credit facility borrowings and cash provided by operations of $6.4 million to fund $22.9 million of investing activities, primarily for business acquisitions (see Note 4 of Notes to Condensed Consolidated Financial Statements for additional information) and purchases of equipment and leasehold improvements.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels as a result of the high volume of transaction services activity during the quarter ended December
31. Deferred commissions balances of approximately $16.0 million, related to revenues earned in the six months ended December 31, 1998, were paid in the quarter ended March 31, 1999.

The Company believes that its long-term operating cash requirements, including its technology initiative commitments, will be met by operating cash flow. In addition, the Company has a $35 million credit facility available for additional capital needs. Currently, the Company has outstanding borrowings totaling $7.5 million for short-term operating cash requirements under the credit facility, of which $1.5 million was borrowed in April 1999.

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

Year 2000 Issues

During fiscal years 1997 and 1998, and continuing in 1999, the Company significantly increased its investment in various technology initiatives. The Company embarked upon these initiatives to enhance the productivity of its staff and business processes, and to provide a stable platform to support the Company's recent and future growth. In addition, this technology improvement plan has replaced most of the Company's information systems and equipment platforms, including intranet, human resources, general ledger, accounts payable and transaction services management and research, and consequently has brought these systems into compliance with year 2000 requirements. The Company is currently in the process of developing a new transaction services revenue system, and is completing upgrades to various remaining servers and desktop computers. The Company expects to complete these remaining initiatives by August 1999, and consequently to mitigate any material risk associated with the year 2000. The Company is also currently formulating a contingency plan to address the risk associated with the current revenue system which is not year 2000 compliant. The Company has made capital expenditures totaling $7.9 million through March 31, 1999 related to these systems, and currently expects to invest an additional $1.1 million over the next eight months to complete its technology plan, the majority of which relates to software development. Management of the Company believes it has an effective program in place relating to its internal information systems to resolve the year 2000 issue in a timely manner, although no assurances can be given in this regard.

The Company has assessed its exposure to year 2000 issues other than those related to internal information systems, including issues related to third party vendors, in order to develop an appropriate plan (including contingencies to address these risks). In addition to its own information systems, the Company's year 2000 plan includes consideration of building systems in properties managed by Grubb & Ellis Management Services ("GEMS") (as well as the Company's facilities), various property accounting systems for GEMS clients, and telecommunications systems. The Company evaluated its telecommunication systems and expects to invest a total of $2.3 million before the end of calendar 1999 to upgrade or replace non-compliant telephone, voice mail, facsimile and other telecommunications equipment, of which $1.4 million has been spent to date. The Company will face business interruption risk if telecommunications are suspended as a result of a year 2000 issue. GEMS is working with its clients (property owners) to gather information on the year 2000 readiness of building systems such as security, elevator and HVAC. For client accounting, GEMS has received and installed accounting software upgrades from all software vendors, with one exception that is scheduled to be completed by August 1999. GEMS is working with its clients as well as these vendors to address these systems in a timely fashion.

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

                                    PART II



                               OTHER INFORMATION

                    (ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE
                     FOR THE QUARTER ENDED MARCH 31, 1999)

Item 1.    LEGAL PROCEEDINGS.
           -----------------

The information called for by Item 1 is incorporated by reference from Note 5 to Notes to Condensed Consolidated Financial Statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

      (A)  EXHIBITS
           --------

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

3.4 Grubb & Ellis Company Bylaws, as amended and restated effective June 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission File No. 1-
8122).

(27)  Financial Data Schedule.

        (b)  REPORTS ON FORM 8-K
             -------------------

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


                                         GRUBB & ELLIS COMPANY
                                         ---------------------
                                            (Registrant)



Date:  May 14, 1999                /s/  Brian D. Parker
                                   -----------------------------------
                                   Brian D. Parker
                                   Executive Vice President
                                   and Chief Financial Officer

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                                 EXHIBIT INDEX

                     for the quarter ended March 31, 1999
                     ------------------------------------
Exhibit
-------


(27)    Financial Data Schedule