Form 10-K
period 1999-06-30
GRUBB & ELLIS CO
filed 1999-09-28
CIK 216039

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  to

                           Commission file no. 1-8122

                             GRUBB & ELLIS COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                               94-1424307
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

                                                     (847) 753-7500
     2215 Sanders Road, Suite 400,          (Registrant's telephone number,
          Northbrook, IL 60062                    including area code)

    (Address of principal executive
          offices) (Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                Name of each exchange on which
               ---------                               registered
              Common Stock                           --------------
                                                New York Stock Exchange
                                                    Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting common stock held by non-affiliates of the registrant as of August 19, 1999 was approximately $16,376,000.

   The number of shares outstanding of the registrant's common stock as of August 19, 1999 was 19,931,192 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 1999) are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             GRUBB & ELLIS COMPANY

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
COVER PAGE................................................................   1

TABLE OF CONTENTS.........................................................   2

Part I.
 Item 1. Business.........................................................   3
 Item 2. Properties.......................................................   5
 Item 3. Legal Proceedings................................................   5
 Item 4. Submission of Matters to a Vote of Security Holders..............   5

Part II.
 Item 5. Market for the Registrant's Common Equity and Related Stockholder
  Matters.................................................................   6
 Item 6. Selected Financial Data..........................................   6
 Item 7. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................   7
 Item 7A.Quantitative and Qualitative Disclosures About Market Risk.......  12
 Item 8. Financial Statements and Supplementary Data......................  12
 Item 9. Changes in and Disagreements with Accountants on Accounting and
  Financial Disclosure....................................................  35

Part III.
 Item 10. Directors and Executive Officers of the Registrant..............  35
 Item 11. Executive Compensation..........................................  35
 Item 12. Security Ownership of Certain Beneficial Owners and Management..  35
 Item 13. Certain Relationships and Related Transactions..................  35

Part IV.
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
  K.......................................................................  36

SIGNATURES................................................................  40

EXHIBIT INDEX.............................................................

                             GRUBB & ELLIS COMPANY

                                     PART I

ITEM 1. Business

General

   Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (the "Company") is a full service commercial real estate company that provides a full range of services, including transaction services and property and facilities management, to users and investors worldwide. The Company's professionals arrange the sale or lease of such business properties as industrial, retail and office buildings, as well as multi-family, hospitality and commercial land. Major multiple-market clients have a single point of contact through the firm's corporate and financial units for advisory services, including site selection, feasibility studies, market forecasts and research. The Company is one of the nation's largest publicly traded commercial real estate firms, based on total revenue.

   Property and facilities management services are provided by Grubb & Ellis Management Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company since January 24, 1996 (prior to which time GEMS was a majority owned subsidiary). GEMS had approximately 131 million square feet of property under management as of June 30, 1999.

   Currently, the Company has approximately 4,400 professionals and staff, with offices and affiliates in 90 markets throughout the United States. Internationally, the Company serves the needs of its multinational clients through its European headquarters in London.

Strategic Initiatives

   In fiscal 1999, the Company pursued several initiatives designed to help meet its goal of enhancing the quality of its service lines and expanding and diversifying sources of revenue beyond traditional commercial brokerage. The Company continued to build its Corporate Services Group and Institutional Services Group, which utilize a relationship management system to allow the Company to respond to the increasing demand from major corporate and institutional clients for expanded services through a single point of contact. The Company also expanded its national affiliate program, through alliances with 26 real estate services firms, which has enabled it to enter markets where it previously did not have a formal presence and to better meet the multi-market needs of national clients. The Company has also invested in technology systems designed to provide a stable platform for growth and to efficiently deliver and share data with clients. Among them is what the Company believes to be a state-of-the-art, company-wide information sharing and research network which enables its professional staff across all offices to work more efficiently, access the latest market intelligence, and more fully address clients' needs.

   Since July 1998, the Company also completed four acquisitions that reinforce its strategy of increasing its presence in key markets. Those acquisitions included: Bishop Hawk, Inc., a Northern California real estate services firm; Smithy Braedon Oncor International, serving the greater Washington D.C. metropolitan area; Commercial Florida Realty Partners, Inc., a southern Florida firm; and Island Realty Service Group, Inc., a real estate services firm based in Long Island, New York. In addition, in July 1999, the Company acquired substantially all of the assets of Landauer Associates, Inc., a national real estate valuation and consulting firm with offices in several major cities across the United States.

   In August 1999, the Company announced a program through which it may repurchase up to $3.0 million of its common stock on the open market. See Item 7 of this Report for additional information.

Organization

   The Company is organized to provide the real estate related services described below. Additional information on these business segments can be found in Note 13 of Notes to Consolidated Financial Statements under Item 8 of this report.

 Transaction Services

   The Company represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transactions involve various types of commercial real estate, including office, industrial, retail and land. Historically, these services have represented a significant portion of the Company's revenue, and in fiscal year 1999 represented 83% of the Company's total revenue. In addition, the Company delivers consulting and strategic planning services to its clients, including site selection, feasibility studies, exit strategies, market forecasts, appraisals and demographics and research services.

 Management Services

   GEMS provides comprehensive property management, leasing and related services for properties owned primarily by institutional investors, along with facilities management services for corporate users. Related services include construction management, agency leasing, lease administration, business services and engineering services. In fiscal year 1999, these services represented the remaining 17% of the Company's total revenue.

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

Environmental Regulation

   A number of states and localities have adopted laws and regulations imposing environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject the Company to liability to a buyer or lessee of property. Property management services also could subject the Company to environmental liabilities pursuant to applicable laws and contractual obligations to property owners. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which could adversely affect the Company's transaction and management services. The Company's financial results and competitive position for the fiscal year 1999 have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned.

Seasonality

   The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 1999, 1998 and 1997, as a percentage of total annual revenue, ranged from a high of 31.4% to a low of 19.1%.

Service Marks

   The Company has registered tradenames and service marks for the "Grubb & Ellis" name and logo. The right to use the "Grubb & Ellis" name is considered an important asset of the Company, and the Company actively defends and enforces such service marks.

Real Estate Markets

   The Company's business is highly dependent on the commercial real estate markets, which in turn are impacted by such factors as the general economy, interest rates and demand for real estate in local markets. Changes in one or more of these factors could either favorably or unfavorably impact the volume of transactions and prices or lease terms for real estate. Consequently, the Company's revenue from brokerage commissions and property management fees, operating results, cash flow and financial condition would also be impacted by changes in these factors.

ITEM 2. Properties

   The Company leases all of its office space. The terms of the leases vary depending on the size and location of the office. As of June 30, 1999, the Company leased approximately 687,000 square feet of office space in 72 locations under leases which expire at various dates through June 30, 2008. For those leases which are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. For further information, see Note 9 of the Notes to Consolidated Financial Statements under
Item 8 of this Report.

ITEM 3. Legal Proceedings

   The information called for by Item 3 is included in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                             GRUBB & ELLIS COMPANY

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The principal market for the Company's common stock is the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices of the Company's common stock on the NYSE for each quarter of the years ended June 30, 1999 and 1998.

                               1999                     1998
                             ----------------         -----------------
                             High         Low         High         Low
                             ----         ---         ----         ----
      First Quarter......... $14/1///16/  $8 3/8       $17          $12/13///16/
      Second Quarter........ $10/5///16/   $7/7///16/  $17/3///16/  $12/13///16/
      Third Quarter......... $7 7/8       $6 1/4      $16 3/8      $10 1/8
      Fourth Quarter........ $6 7/8       $ 5/1///16/ $15 3/8      $10 1/8

   As of August 19, 1999, there were 2,450 registered holders of the Company's common stock and 19,931,192 shares of common stock outstanding, of which 16,390,350 were held by persons who may be considered "affiliates" of the Company, as defined in Federal securities regulations. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options held by affiliates (see Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Report), or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

   No cash dividends were declared on the Company's common stock during the fiscal years ended June 30, 1999 or 1998, and the Company does not anticipate paying cash dividends in the foreseeable future. The Company is prohibited from paying dividends on its common stock by the terms of its revolving credit facility. See "Liquidity and Capital Resources" under Item 7 of this Report and
Note 5 of the Notes to Consolidated Financial Statements under Item 8 of this Report. The Company's preferred stock was either retired or converted to common stock by February 1997.

ITEM 6. Selected Financial Data

   Five Year Comparison of Selected Financial and Other Data for the Company:

                             1999        1998        1997       1996       1995
                          ----------  ----------  ----------  ---------  ---------
                           (in thousands, except per share amounts and shares
                                                 data)
Total revenue...........  $  314,101  $  282,834  $  228,630  $ 193,728  $ 185,784
Net income .............       8,079      21,506      19,010      2,102      1,556
Dividends applicable to
 preferred stockholders:
  Accretion of
   liquidation
   preference...........         --          --          --         --        (877)
  Dividends in arrears..         --          --       (1,431)    (3,012)    (1,862)
Provision for income
 taxes..................      (5,301)       (447)       (372)      (198)      (448)
Reduction in deferred
 tax asset valuation
 allowance..............       1,325       6,504       3,220        --         --
Net income (loss)
 applicable to common
 stockholders (1).......       8,079      21,506      17,579       (910)    (1,183)
Net income (loss) per
 common share (1)
  --Basic...............        0.41        1.10        1.22       (.10)      (.16)
  --Diluted.............        0.37         .98         .97       (.10)      (.16)
Weighted average common
 shares
  --Basic...............  19,785,715  19,607,352  14,429,971  8,870,720  7,271,257
  --Diluted.............  21,587,898  22,043,920  19,567,635  8,870,720  7,271,257
Other Data:
EBITDA (2)..............  $   18,836  $   19,118  $   17,629  $   7,418  $   4,427

--------
(1) Net income (loss) and per share data reported on the above table reflect other non-recurring expenses in the amount of $2.4 million for the fiscal year ended June 30, 1997. Other non-recurring income of $462,000 and $2.6 million is included in the results for the fiscal years ended June 30, 1996 and 1995, respectively. Net income for the year ended June 30, 1997 includes $5.4 million in extraordinary gain, net of taxes, on the extinguishment of debt. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Report.
(2) The Company defines EBITDA as earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude other non-recurring income and expense and extraordinary items, which may not be comparable to measures of the same title reported by other companies.

                                            as of June 30,
                         ------------------------------------------------------
                            1999        1998       1997      1996       1995
                         ----------  ---------- ---------- ---------  ---------
                          (in thousands, except per share amounts and shares
                                                data)
Consolidated Balance
 Sheet Data:
Total assets............ $   79,793  $   63,518 $   36,696 $  29,658  $  29,741
Working capital.........       (300)     15,822     16,985     8,064      5,051
Long-term debt..........        553         459        --     27,514     26,328
Other long-term
 liabilities............      9,688      10,118     12,700    14,948     14,668
Stockholders' equity
 (deficit)..............     44,482      35,414     12,923   (27,475)   (29,793)
Book value per common
 share..................       2.24        1.80        .66     (3.08)     (3.38)
Common shares
 outstanding............ 19,885,084  19,721,056 19,509,952 8,916,415  8,810,220

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

                             RESULTS OF OPERATIONS

Overview

   The Company reported net income of $8.1 million for the year ended June 30, 1999, and made continued progress toward implementing the strategic initiatives announced in fiscal 1997 and 1998, including significant acquisitions of Bishop Hawk, Inc. and Smithy Braedon Oncor International in fiscal 1999.

   The Company's transaction services fees, fueled by a continued strong economy and commercial real estate markets, increased to $260.1 million in fiscal year 1999, while management services fee revenue increased by 50.9% or $18.2 million for the same period.

Fiscal Year 1999 Compared to Fiscal Year 1998

Revenue

   The Company's revenue is derived principally from transaction services fees related to commercial real estate, including transaction commissions and asset management, appraisal and consulting fees. Management services fees are generated from property and facilities management services, along with agency leasing commissions and construction management fees.

   Total revenue for fiscal year 1999 was $314.1 million, an increase of 11.1% over revenue of $282.8 million for fiscal year 1998. This improvement related primarily to a $18.2 million, or 50.9%, increase in management services fees as a result of increased activity in property and facilities management and business service and continued gains in outsourcing contracts. Transaction services fees increased by $13.0 million, or 5.3%, in fiscal 1999 compared to the prior year, although such fees related to investment sales for the same periods decreased 26.6% due to fallout from the tightened credit market experienced by the real estate industry in the latter half of calendar 1999. Transaction services fees revenues, excluding fees related to investment sales, increased by 12.9% in fiscal 1999 as compared to fiscal 1998.

Cost and Expenses

   Transaction services commission expense is the Company's major expense and bears a direct relationship to transaction services fees, which include transaction services commission revenue and other related fees. As a percentage of these revenues, related commission expense increased slightly, due to higher participation percentages attributable to higher production levels, and higher costs related to guaranteed participation amounts for newly hired professionals.

   Total costs and expenses, other than transaction services commissions, increased by $22.6 million, or 17.7%, for fiscal year 1999 compared to fiscal year 1998. These increases were due to increased operating, depreciation and amortization expenses attributable to the nine acquisitions made by the Company over the last fifteen months, as well as higher variable operating costs associated with increases in its management services business.

   Interest expense incurred in fiscal year 1999 was due primarily to seller financing related to business acquisitions made in calendar year 1998, as well as credit facility borrowings in the last half of fiscal year 1999.

Income Taxes

   As of June 30, 1999, the Company had gross deferred tax assets of $11.4 million, with $5.4 million of the deferred tax assets relating to net operating loss and tax credit carryforwards which will be available to offset future taxable income through 2010. The Company has recorded a valuation allowance for $4.3 million against the deferred tax assets as of June 30, 1999 and will continue to do so until such time as management believes that it is more likely than not that the Company will generate taxable income sufficient to realize such tax benefits. The Company recognized a $1.3 million deferred tax benefit during fiscal 1999 which represented a partial reduction of the valuation allowance for the net deferred tax assets. Management believes that, due to favorable economic conditions, the elimination of long-term debt and the recent trend of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax assets. Although uncertainties exist as to these events, the Company will continue to review its operations periodically to assess whether its deferred tax assets may be realized. See Note 6 of Notes to Consolidated Financial Statements in
Item 8 of this Report for additional information.

Net Income

   Net income for fiscal year 1999 was $8.1 million, or $.37 per common share on a diluted basis, as compared to net income of $21.5 million, or $.98 per common share for fiscal year 1998. The Company generated basic earnings per share of $.41 and $1.10 in fiscal years 1999 and 1998, respectively. Included in net income were deferred tax benefits of $1.3 million and $6.5 million for fiscal years 1999 and 1998, respectively.

Stockholders' Equity

   During fiscal year 1999, stockholders' equity increased $9.1 million to $44.5 million from $35.4 million at June 30, 1998. In addition to net income of $8.1 million for fiscal year 1999, the Company received $1.0 million from the sale of common stock under its stock option plans and employee stock purchase plan. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information. The book value per common share issued and outstanding increased to $2.24 at June 30, 1999 from $1.80 at June 30, 1998.

Fiscal Year 1998 Compared to Fiscal Year 1997

Revenue

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

Cost and Expenses

   Transaction services commission expense is the Company's major expense and bears a direct relationship to transaction services fees, which include transaction services commission revenue and other related fees. As a percentage of these revenues, related commission expense increased slightly, due to higher participation percentages attributable to higher production levels, and higher costs related to guaranteed participation amounts for newly hired professionals.

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

Stockholders' Equity

   During fiscal year 1998, stockholders' equity increased $22.5 million to $35.4 million from $12.9 million at June 30, 1997. In addition to net income of $21.5 million for fiscal year 1998, the Company received $1.0 million from the sale of common stock under its stock option plans and employee stock purchase plan. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information. The book value per common share issued and outstanding increased to $1.80 at June 30, 1998 from $.66 at June 30, 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

   During fiscal year 1999, cash and cash equivalents decreased by $8.8 million primarily as a result of cash used in investing activities of $26.8 million, offset by cash provided by operating activities of $12.8 million and financing activities of $5.2 million. Net cash provided by operating activities was negatively impacted by an increase in prepaid expenses related to employment and service contracts with transaction services professionals along with prepaid calendar year 1999 income taxes. Net cash used in investing activities related to cash paid in connection with business acquisitions of $17.1 million, and $9.7 million of technology infrastructure investments and purchases of other equipment and leasehold improvements. Net cash provided by financing activities related to $7.5 million of borrowings on the Company's credit facility for working capital purposes, along with $1.0 million generated from stock option exercises and employee stock purchases. Financing activities also included the payment of $3.3 million of seller indebtedness, related to the Company's recent acquisitions.

   During fiscal year 1999, working capital decreased by $16.1 million as the Company used its working capital funds to acquire new businesses and invest in technology infrastructure and other fixed assets.

   The Company believes that its long-term operating cash requirements, including its technology initiative commitments, will be met by operating cash flow. In addition, the Company has a $35 million credit facility available for additional capital needs. As of June 30, 1999, the Company had outstanding borrowings totaling $7.5 million for short-term operating cash requirements under the credit facility, of which $4.5 million was repaid in September 1999. The Company is currently in negotiations to replace its existing credit facility, which expires in March 2001, with a facility having an increased total commitment available to the Company, and extending the expiration date to September 2004. Although it is the Company's intent to close this loan transaction, there can be no assurances that this event will occur.

   To the extent that the Company's cash requirements are not met by operating cash flow or borrowings under its credit facility, in the event of adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

   The Company completed the acquisition of Bishop Hawk, Inc. in July 1998, Smithy Braedon Oncor International in December 1998, Commercial Florida Realty Partners, Inc. in February 1999 and Landauer Associates, Inc. in July 1999 (See
Note 12 of Notes to Consolidated Financial Statements in Item 8 of this

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

   In August 1999, the Company announced a program through which it may repurchase up to $3.0 million of its common stock on the open market from time to time as market conditions warrant. The repurchase program, which is expected to take place over the next twelve months, will be financed through operating cash flow or the Company's revolving credit facility. As of September 20, 1999, the Company had repurchased approximately 162,000 of its shares under this program at a total cost of approximately $900,000.

 Year 2000 Issues

   During fiscal years 1997 through 1999, the Company significantly increased its investment in various technology initiatives. The Company embarked upon these initiatives to enhance the productivity of its staff and business processes, and to provide a stable platform to support the Company's recent and future growth. Through its three year technology plan, the Company has sought to mitigate material risks associated with the year 2000. This technology improvement plan has replaced most of the Company's information systems and equipment platforms, including intranet, human resources, general ledger, accounts payable and transaction services management and research, and consequently has brought these systems into compliance with year 2000 requirements. The Company has also completed upgrades to various servers and desktop computers. As a part of this three year plan, the Company is currently testing and implementing a new transaction services revenue system, which it expects to complete before December 1999. The Company has a contingency plan which addresses the risk associated with the current revenue system database, which is not year 2000 compliant.

   The Company has made capital expenditures totaling $9.1 million through August 30, 1999 related to these systems, and currently expects to invest an additional $1.6 million over the next four months to complete its technology plan, the majority of which relates to implementation for the revenue system. The Company has been testing its systems (including tests of the financial systems and service interruption tests) and has found no unknown problems. Management of the Company believes it has an effective program in place relating to its internal information systems to resolve the year 2000 issue in a timely manner, although no assurances can be given in this regard.

   The Company has assessed its exposure to year 2000 issues other than those related to internal information systems, including issues related to third party vendors, and developed a plan (including contingencies to address these risks). The Company evaluated its telecommunication systems and, based on this investigation, spent $2.0 million (and expects to spend another $0.3 million) to upgrade or replace non-compliant telephone, voice mail, facsimile and other telecommunications equipment. As of August 20, 1999, these replacements and upgrades were approximately 80% complete, with the remaining systems scheduled to be completed by October 31, 1999. The Company will face business interruption risk if telecommunications are suspended as a result of a year 2000 issue.

   In addition to its own systems, the Company's year 2000 plan has included evaluation of building systems in properties managed by Grubb & Ellis Management Services, Inc. ("GEMS") (as well as the Company's facilities), and various property accounting systems for GEMS clients. GEMS is working with its clients (property owners) to gather information on the year 2000 readiness of building systems such as security, elevator and HVAC. Over 90% of these building systems have been tested, and most of the remedial work is scheduled for completion by September 30, 1999. GEMS is also assisting its clients in preparing contingency plans, which will be put in place during October 1999. For client accounting, GEMS has received and installed accounting software upgrades from all software vendors, and these systems appear to be year 2000 compliant.

   Since the Company cannot anticipate all possible outcomes of the year 2000 problem, nor predict the readiness of entities with which it transacts business, there can be no assurance these events will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

 Dividends

   The Company's revolving credit facility contains certain restrictive covenants including the prohibition of the payment of dividends and restrictions on acquisitions, dispositions of assets, indebtedness, liens, investments, the extension of credit and the issuance of certain types of preferred stock, and the maintenance of a certain ratio of debt to cash flow. As of June 30, 1999, the Company was in compliance with, or had received waivers with respect to, all covenants of the credit facility.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at June 30, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 8. Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Grubb & Ellis Company

   We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
August 23, 1999

                             GRUBB & ELLIS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                             June 30, 1999 and 1998
                       (in thousands, except share data)


                                                              1999      1998
                                                            --------  --------
                                     ASSETS

Current assets:
  Cash and cash equivalents................................ $  5,500  $ 14,251
  Service fees receivable, net.............................    9,019     9,025
  Other receivables........................................    2,291     1,310
  Prepaid commissions......................................    1,618       --
  Prepaids and other assets................................    3,402     3,179
  Deferred tax assets, net.................................    2,940     5,584
                                                            --------  --------
    Total current assets...................................   24,770    33,349
Noncurrent assets:
  Equipment, software and leasehold improvements, net......   18,554    13,152
  Goodwill, net............................................   28,564    10,578
  Deferred tax assets, net.................................    3,450     4,140
  Other assets.............................................    4,455     2,299
                                                            --------  --------
    Total assets........................................... $ 79,793  $ 63,518
                                                            ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................... $  3,122  $  3,845
  Credit facility indebtedness.............................    7,500       --
  Acquisition indebtedness.................................    2,332     2,807
  Compensation and employee benefits payable...............    9,511     6,948
  Other accrued expenses...................................    2,605     3,927
                                                            --------  --------
    Total current liabilities..............................   25,070    17,527
Long-term liabilities:
  Acquisition indebtedness.................................      553       459
  Accrued claims and settlements...........................    8,837     9,041
  Other liabilities........................................      851     1,077
                                                            --------  --------
    Total liabilities......................................   35,311    28,104
                                                            --------  --------
Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 shares
   authorized; 19,885,084 and 19,721,056 shares issued and
   outstanding at June 30, 1999 and 1998, respectively.....      199       198
  Additional paid-in-capital...............................  112,550   111,562
  Retained earnings (deficit)..............................  (68,267)  (76,346)
                                                            --------  --------
    Total stockholders' equity.............................   44,482    35,414
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 79,793  $ 63,518
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             GRUBB & ELLIS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                for the years ended June 30, 1999, 1998 and 1997
                       (in thousands, except share data)

                                                1999        1998        1997
                                             ----------  ----------  ----------
Revenue:
  Transaction services fees................  $  260,071  $  247,040  $  201,389
  Management services fees.................      54,030      35,794      27,241
                                             ----------  ----------  ----------
    Total revenue..........................     314,101     282,834     228,630
                                             ----------  ----------  ----------
Costs and expenses:
  Transaction services commissions.........     151,592     140,457     113,460
  Salaries and wages.......................      83,531      70,680      55,095
  Selling, general and administrative......      61,064      53,816      43,567
  Depreciation and amortization............       6,079       3,563       2,964
  Other non-recurring expenses.............         --          --        2,431
                                             ----------  ----------  ----------
    Total costs and expenses...............     302,266     268,516     217,517
                                             ----------  ----------  ----------
    Total operating income.................      11,835      14,318      11,113
Other income and expenses:
  Interest and other income................         922       1,237       1,121
  Interest expense.........................        (702)       (106)     (1,453)
                                             ----------  ----------  ----------
    Income before income taxes and
     extraordinary item....................      12,055      15,449      10,781
Net benefit (provision) for income taxes...      (3,976)      6,057       2,848
                                             ----------  ----------  ----------
Income before extraordinary item...........       8,079      21,506      13,629
Extraordinary item--gain on extinguishment
 of debt, net of taxes of $195.............         --          --        5,381
                                             ----------  ----------  ----------
    Net income.............................  $    8,079  $   21,506  $   19,010
                                             ==========  ==========  ==========
Net income applicable to common
 stockholders, net of undeclared dividends
 earned on preferred stock in the amounts
 of $1,431 for the year ended June 30,
 1997......................................  $    8,079  $   21,506  $   17,579
                                             ==========  ==========  ==========
Net income per common share:
Basic--
  --from operations........................  $     0.41  $     1.10  $     0.85
  --from extraordinary gain................         --          --         0.37
                                             ----------  ----------  ----------
                                             $     0.41  $     1.10  $     1.22
                                             ==========  ==========  ==========
Weighted average common shares outstanding.  19,785,715  19,607,352  14,429,971
                                             ==========  ==========  ==========
Diluted--
  --from operations........................  $     0.37  $     0.98  $     0.70
  --from extraordinary gain................         --          --         0.27
                                             ----------  ----------  ----------
                                             $     0.37  $     0.98  $     0.97
                                             ==========  ==========  ==========
Weighted average common shares outstanding.  21,587,898  22,043,920  19,567,635
                                             ==========  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             GRUBB & ELLIS COMPANY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                for the years ended June 30, 1999, 1998 and 1997
                       (in thousands, except share data)

                             Common Stock                                         Total
                          ------------------            Additional Retained   Stockholders'
                          Outstanding        Preferred   Paid-in-  Earnings      Equity
                            Shares    Amount   Stock     Capital   (Deficit)    (Deficit)
                          ----------- ------ ---------  ---------- ---------  -------------
Balance as of June 30,
 1996...................   8,916,415   $ 90  $ 32,143    $ 57,154  $(116,862)   $(27,475)
Employee common stock
 purchases and net
 exercise of common
 stock options..........      72,913      1       --          430        --          431
Issuance of common
 stock, net of related
 costs..................   5,000,000     50       --       20,907        --       20,957
Retirement of preferred
 stock:
 5% Junior Convertible
  Preferred Stock.......         --     --    (14,064)     14,064        --          --
Conversion of preferred
 stock to common stock:
 12% Senior Convertible
  Preferred Stock.......   5,168,177     52   (15,945)     15,893        --          --
 5% Junior Convertible
  Preferred Stock.......     352,447      3    (2,134)      2,131        --          --
Net income..............         --     --        --          --      19,010      19,010
                          ----------   ----  --------    --------  ---------    --------
Balance as of June 30,
 1997...................  19,509,952    196       --      110,579    (97,852)     12,923
Employee common stock
 purchases and net
 exercise of common
 stock options..........     211,104      2       --          983        --          985
Net income..............         --     --        --          --      21,506      21,506
                          ----------   ----  --------    --------  ---------    --------
Balance as of June 30,
 1998...................  19,721,056    198       --      111,562    (76,346)     35,414
Employee common stock
 purchases and net
 exercise of stock
 options................     164,028      1       --          988        --          989
Net income..............         --     --        --          --       8,079       8,079
                          ----------   ----  --------    --------  ---------    --------
Balance as of June 30,
 1999...................  19,885,084   $199  $    --     $112,550  $ (68,267)   $ 44,482
                          ==========   ====  ========    ========  =========    ========



   The accompanying notes are an integral part of the consolidated financial statements.

                             GRUBB & ELLIS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                for the years ended June 30, 1999, 1998 and 1997
                                 (in thousands)

                                                    1999      1998      1997
                                                  --------  --------  --------
Cash Flows from Operating Activities:
Net income......................................  $  8,079  $ 21,506  $ 19,010
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Extraordinary item--gain on extinguishment of
   debt, net of tax.............................       --        --     (5,381)
  Deferred tax provision (benefit)..............     3,334    (6,504)   (3,220)
  Depreciation and amortization.................     6,079     3,563     2,964
  Interest expense on Payment-in-Kind Notes.....       --        --        465
  Recovery of real estate valuation allowance...       --        --       (425)
  Provision (recovery) for services fees
   receivable valuation allowances..............       547        96    (1,161)
  (Increase) decrease in services fees
   receivable...................................      (541)   (4,488)     (580)
  (Increase) decrease in prepaids and other
   assets.......................................    (4,791)   (1,321)    2,288
  Increase (decrease) in accounts payable.......      (723)      699       286
  Increase (decrease) in compensation and
   employee benefits payable....................     2,563     2,380      (812)
  Decrease in accrued claims and settlements....      (204)   (1,471)   (3,071)
  Decrease in other liabilities.................    (1,548)      (19)   (1,847)
                                                  --------  --------  --------
    Net cash provided by operating activities...    12,795    14,441     8,516
                                                  --------  --------  --------
Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold
 improvements...................................    (9,669)  (10,200)   (3,216)
Cash paid for business acquisitions, net of cash
 acquired.......................................   (17,102)   (7,580)      --
                                                  --------  --------  --------
    Cash used in investing activities...........   (26,771)  (17,780)   (3,216)
                                                  --------  --------  --------
Cash Flows From Financing Activities:
Proceeds from borrowing.........................     7,500       --        --
Repayment of acquisition indebtedness...........    (3,264)      --        --
Proceeds from issuance of common stock, net.....       989       985    21,388
Repayment of long-term debt to related party....       --        --    (23,000)
Deferred financing fees.........................       --       (185)     (445)
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities.................................     5,225       800    (2,057)
                                                  --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents                                        (8,751)   (2,539)    3,243
Cash and equivalents at beginning of the year...    14,251    16,790    13,547
                                                  --------  --------  --------
Cash and cash equivalents at end of the year....  $  5,500  $ 14,251  $ 16,790
                                                  ========  ========  ========

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

 (b) Principles of Consolidation:

   The consolidated financial statements include the accounts of Grubb & Ellis Company, and its wholly and majority owned and controlled subsidiaries and controlled partnerships, including Grubb & Ellis Management Services, Inc. ("GEMS"), which provides property and facilities management services. All significant intercompany accounts have been eliminated.

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

 (e) Costs and Expenses:

   Real estate transaction and other commission expense is recognized concurrently with the related revenue. All other costs and expenses are recognized when incurred. GEMS incurs certain salaries, wages and benefits in connection with the property and corporate facilities management services it provides which are in part reimbursed by the owners of such properties. The following is a summary of the GEMS total gross and reimbursable salaries, wages and benefits (in thousands) for the years ended June 30, 1999, 1998 and 1997. The net expense is included in salaries and wages on the Consolidated Statements of Operations.

                                                     1999      1998      1997
                                                   --------  --------  --------
      Gross salaries, wages and benefits.......... $125,126  $101,610  $ 82,681
      Less: reimbursements from property owners...  (94,753)  (79,333)  (67,051)
                                                   --------  --------  --------
      Net salaries, wages and benefits............ $ 30,373  $ 22,277  $ 15,630
                                                   ========  ========  ========

                             GRUBB & ELLIS COMPANY

 (f) Accounting for Stock-Based Compensation:

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") allows companies to either account for stock-based compensation under the provisions of Statement 123 or under the provisions of Accounting Principles Bulletin Opinion No. 25 ("APB 25"). The Company elected to continue accounting for stock based compensation to its employees under the provisions of APB 25. Accordingly, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized by the Company. If the exercise price of an award is less than the fair market value of the underlying stock at the date of grant, the Company recognizes the difference as compensation expense over the vesting period of the award. The Company, however, is required to provide pro forma disclosure as if the fair value measurement provisions of Statement 123 had been adopted. See
Note 7 of Notes to Consolidated Financial Statements for additional information.

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

   Cash payments for interest were approximately $511,000, $127,000 and $1.5 million for each of the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Cash payments for income taxes for the fiscal years ended June 30, 1999, 1998 and 1997 were approximately $474,000, $297,000 and $168,000, respectively.

 (i) Equipment, Software and Leasehold Improvements:

   Equipment, software and leasehold improvements are recorded at cost. Depreciation of equipment is computed using the straight-line method over their estimated useful lives ranging from three to seven years. Software costs consist of costs to purchase and develop software. All software costs are amortized using a straight line method over their estimated useful lives, ranging from three to seven years. Development costs are amortized once the related software is placed in service. Leasehold improvements are amortized using the straight-line method over their useful lives not to exceed the terms of the respective leases. Maintenance and repairs are charged to expense as incurred.

 (j) Goodwill

   Goodwill, representing the excess of the cost over the net tangible assets of acquired businesses, is stated at cost and is amortized on a straight line basis over estimated future periods to be benefited, which range from 15 to 25 years. Accumulated amortization amounted to approximately $1,651,000 and $338,000 at June 30, 1999 and 1998, respectively.

   In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the net carrying value of goodwill is reviewed by

                             GRUBB & ELLIS COMPANY
management if facts and circumstances, such as significant declines in revenues or number of brokers, suggest that it may be impaired. If any impairment is indicated as a result of such reviews, the Company would measure it by comparing undiscounted cash flows of a specific acquired business with the carrying value of goodwill associated therewith. If the future estimated undiscounted cash flows are not sufficient to recover the carrying value of such goodwill, such asset would be adjusted to its fair value through a charge to operations. No impairment losses have been identified in fiscal 1999, 1998 or 1997.

 (k) Accrued Claims and Settlements:

   The Company has maintained partially self-insured and deductible programs for errors and omissions, general liability, workers' compensation and certain employee health care costs. Reserves for such programs are included in accrued claims and settlements and compensation and employee benefits payable, as appropriate. Reserves are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims.

 (l) Fair Value of Financial Instruments:

   Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, receivables and obligations under accounts payable and debt instruments, approximate their fair values, based on similar instruments with similar risks.

 (m) Segment reporting:

   Effective April 1, 1999, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131) which establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The adoption of Statement 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information. See note 13 of Notes to Consolidated Financial Statements.

 (n) Reclassifications:

   Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Services Fees Receivable, net

   Service fees receivable at June 30, 1999 and 1998 consisted of the following (in thousands):

                                                               1999      1998
                                                             --------  --------
      Commissions and fees receivable....................... $ 27,017  $ 22,172
      Commissions payable...................................  (14,874)  (10,591)
      Allowance for uncollectible accounts..................   (2,662)   (2,115)
                                                             --------  --------
        Total...............................................    9,481     9,466
      Less portion classified as current....................    9,019     9,025
                                                             --------  --------
        Noncurrent portion (included in other assets)....... $    462  $    441
                                                             ========  ========

                             GRUBB & ELLIS COMPANY

   The following is a summary of the changes in the allowance for uncollectible service fees receivable for the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands):


                                                           1999   1998   1997
                                                          ------ ------ -------
      Balance at beginning of year....................... $2,115 $2,019 $ 3,180
      Provision for bad debt.............................    547     96     --
      Recovery of allowance..............................    --     --   (1,161)
                                                          ------ ------ -------
      Balance at end of year............................. $2,662 $2,115 $ 2,019
                                                          ====== ====== =======

3. Equipment, Software and Leasehold Improvements, net

   Equipment, software and leasehold improvements at June 30, 1999 and 1998 consisted of the following (in thousands):

                                                                  1999    1998
                                                                 ------- -------
      Furniture, equipment and software systems................. $33,545 $26,569
      Leasehold improvements....................................   4,097   3,275
                                                                 ------- -------
        Total...................................................  37,642  29,844
      Less accumulated depreciation and amortization............  19,088  16,692
                                                                 ------- -------
      Equipment, software and leasehold improvements, net....... $18,554 $13,152
                                                                 ======= =======

   The Company wrote off approximately $2.2 million and $297,000 of fully depreciated furniture and equipment during the fiscal years ended June 30, 1999 and 1998, respectively.

4. Earnings Per Common Share

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

   The calculation of earnings per common share for fiscal 1997 includes net income adjusted for amounts applicable to the Senior and Junior Convertible Preferred Stock related to undeclared dividends. All of the preferred stock was either retired or converted to common stock in December, 1996 (see Note 5), and all accrued and undeclared dividends through that date were forgiven.

                             GRUBB & ELLIS COMPANY

   The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                      For the fiscal year ended
                                                              June 30,
                                                      -------------------------
                                                       1999     1998     1997
                                                      ------- -------- --------
   Basic earnings per common share:
     Income before extraordinary gain...............  $ 8,079 $ 21,506 $ 13,629
     Adjustments
       Dividends--senior convertible preferred
        stock.......................................      --       --    (1,032)
       Dividends--junior convertible preferred
        stock.......................................      --       --      (399)
                                                      ------- -------- --------
       Net income before extraordinary gain
        applicable to common stockholders...........  $ 8,079 $ 21,506 $ 12,198
                                                      ======= ======== ========
     Weighted average common shares outstanding--
      basic.........................................   19,786   19,607   14,430
                                                      ======= ======== ========
     Earnings per common share--basic...............  $  0.41 $   1.10 $   0.85
                                                      ======= ======== ========
   Diluted earnings per common share:
     Net income before extraordinary gain applicable
      to common stockholders........................  $ 8,079  $21,506  $13,629
                                                      ======= ======== ========
     Weighted average common shares outstanding.....   19,786   19,607   14,430
     Effect of dilutive securities:
       Stock options and warrants...................    1,802    2,437    1,631
       Senior convertible preferred stock...........      --       --     2,308
       Junior convertible preferred stock...........      --       --     1,199
                                                      ------- -------- --------
     Weighted average common shares outstanding.....   21,588   22,044   19,568
                                                      ======= ======== ========
     Earnings per common share--diluted.............  $  0.37 $    .98 $   0.70
                                                      ======= ======== ========

   Options outstanding to purchase shares of common stock, the effect of which would be antidilutive, were 1,124,850 and 48,550 at June 30, 1999 and June 30, 1998, respectively, and were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the year.

5. Financing and Capital Related Transactions

 Revolving Credit Facility:

   On March 13, 1997 the Company entered into a $15 million revolving credit facility (the "Credit Agreement") with PNC Bank, National Association ("PNC") for general corporate purposes and acquisitions. The Credit Agreement expires on March 13, 2001. On January 26, 1998, PNC and the Company amended the Credit Agreement by adding an additional bank and expanding the credit facility to $35 million. Payment and maturity terms remained relatively unchanged, with interest on outstanding borrowings due quarterly in arrears. Interest is based upon PNC's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. At June 30, 1999, the Company had outstanding borrowings of $7.5 million under the Credit Agreement, with a weighted average interest rate of 7.0 percent.

   In connection with the Credit Agreement and the subsequent amendment, the Company incurred commitment and other financing fees totaling approximately $576,000, which are being amortized over the

                             GRUBB & ELLIS COMPANY
term of the Credit Agreement. Performance of the Company's obligations under the Credit Agreement is collateralized by substantially all of the Company's assets. The Credit Agreement contains certain restrictive covenants, including, among other things, the prohibition of the payment of dividends, restrictions on the issuance of certain types of preferred stock, and the maintenance of certain financial ratios.

 Fiscal 1997 Financing Transactions:

   During the year ended June 30, 1997, the Company retired all of its outstanding long-term debt, as further described below.

   Sale Agreement--Long-term Debt--On October 21, 1996, Warburg, Pincus Investors, L.P. ("Warburg") and The Prudential Insurance Company of America ("Prudential") entered into an agreement (the "Sale Agreement") pursuant to which Warburg acquired from Prudential all of the outstanding debt, common stock warrants, and substantially all of the Junior Convertible Preferred Stock held by Prudential in the Company (together, the "Prudential Securities"), for $23 million plus accrued but unpaid interest on the debt. The closing occurred on October 22, 1996. Concurrently, Warburg granted the Company an option, (the "Option") until April 16, 1997, to acquire all of the Prudential Securities which Warburg acquired from Prudential, at Warburg's cost, plus interest.

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

   Equity Investments--On December 11, 1996, the Company sold 2.5 million shares of its common stock for $10 million to the principals of the Kojaian Companies, Southfield, Michigan. The $10 million was used to purchase from Warburg, and then retire, all of the outstanding PIK Notes (approximately $13.6 million of principal and accrued interest) and 130,233 shares of Junior Convertible Preferred Stock. The repurchase of the PIK Notes resulted in a $3.6 million extraordinary gain on the extinguishment of debt. Concurrently, Warburg and Joe F. Hanauer, a director of the Company, converted all of the Senior Convertible Preferred Stock held by them into an aggregate of 5,168,177 shares of common stock, and Mr. Hanauer agreed to cancel certain warrants held by him. In connection with these transactions, Warburg retained warrants to purchase an aggregate of 325,000 shares of common stock and Mr. Hanauer received, from Warburg, warrants to purchase an aggregate of 25,000 shares of common stock. At the same time, Warburg granted the Company a second option (the "Second Option") to purchase the Senior Notes and Revolving Credit Note held by Warburg until

                             GRUBB & ELLIS COMPANY

April 16, 1997 for $13 million, plus interest, and the Option was canceled. Pursuant to the Sale Agreement, Prudential converted all of its remaining shares of Junior Convertible Preferred Stock into an aggregate of 352,447 shares of common stock.

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

6. Income Taxes

   The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision (benefit) for income taxes for the fiscal years ended June 30, 1999, 1998 and 1997 consisted of the following:

                                                        1999   1998     1997
                                                       ------ -------  -------
   Current
     Federal.......................................... $  227 $   169  $   217
     State and local..................................    415     278      155
                                                       ------ -------  -------
                                                          642     447      372
     Deferred.........................................  3,334  (6,504)  (3,220)
                                                       ------ -------  -------
     Net provision (benefit).......................... $3,976 $(6,057) $(2,848)
                                                       ====== =======  =======

   At June 30, 1999, the following income tax carryforwards were available to the Company (in thousands):

                                                                     Expiration
                                                            Amount     Dates
                                                            ------- ------------
   Federal income tax operating loss carryforwards......... $11,506 2007 to 2010
   Federal investment tax credit carryforwards.............     278 1999 to 2000
   Federal alternative minimum tax credit carryforward.....     624   Indefinite

                             GRUBB & ELLIS COMPANY

   In addition, certain of the Company's net operating loss carryforwards ("NOL's") are limited pursuant to Section 382 of the Internal Revenue Code ("Code") relating to a prior ownership change. The NOL's of $11.7 million allowable under Section 382 are limited to approximately $825,000 per year, subject to carryforward term limitations specified by the Code. At June 30, 1999, the amount of NOL's not subject to limitation amounted to approximately $4.4 million and are included as a deferred tax asset in the table below.

   The Company's effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows:

                                                         Years Ended June
                                                                30,
                                                         --------------------
                                                         1999   1998    1997
                                                         -----  -----   -----
   Federal statutory rate...............................  35.0%  35.0%   35.0%
   State and local income taxes (net of federal tax
    benefits)...........................................   1.9    1.2     1.4
   Alternative minimum tax..............................   1.9    1.1     1.3
   Meals and entertainment..............................   3.4    2.4      .8
   Reduction in valuation allowance..................... (11.0) (53.0)  (32.0)
   Goodwill amortization................................    .9    --      --
   Other................................................    .9    --      --
   Stock option compensation............................   --    (3.9)    --
   Real estate partnership losses.......................   --    (6.9)    --
   NOL carryforwards....................................   --   (15.1)  (22.7)
                                                         -----  -----   -----
     Effective income tax rate..........................  33.0% (39.2)% (16.2)%
                                                         =====  =====   =====

   During fiscal years 1999, 1998 and 1997, the Company reduced the valuation allowance by $1.3 million, $6.5 million and $3.2 million, respectively, to recognize deferred tax assets expected to be realized in future years. The recognition of deferred tax assets is based primarily upon the expected utilization of NOL and credit carryforwards. Management believes that, due to favorable economic conditions, the elimination of long-term debt and the Company's recent history of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax assets.

   Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax bases of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows as of June 30, 1999 and 1998 (in thousands):

                                                                1999     1998
                                                               -------  -------
   Deferred tax assets:
     NOL and credit carryforwards............................. $ 5,389  $ 9,739
     Insurance reserves.......................................   2,784    3,442
     Commission and fee reserves..............................   1,028    1,236
     Claims and settlements...................................   1,423      991
     Other....................................................     766      486
                                                               -------  -------
       Deferred tax assets....................................  11,390   15,894
   Less valuation allowance...................................   4,260    5,585
                                                               -------  -------
                                                                 7,130   10,309
   Deferred tax liabilities:
     Accumulated depreciation.................................    (740)    (585)
                                                               -------  -------
       Net deferred tax asset................................. $ 6,390  $ 9,724
                                                               =======  =======
         Current.............................................. $ 2,940  $ 5,584
                                                               =======  =======
         Long-term............................................ $ 3,450  $ 4,140
                                                               =======  =======

                             GRUBB & ELLIS COMPANY

7. Stock Options, Warrants and Stock Purchase and Employee 401(k) Plans

   Stock Option Plans:

   Changes in stock options were as follows for the fiscal years ended June 30, 1999, 1998 and 1997:

                                   1999                        1998                       1997
                         -------------------------- --------------------------- --------------------------
                          Shares    Exercise Price   Shares     Exercise Price   Shares    Exercise Price
                         ---------  --------------- ---------  ---------------- ---------  ---------------
Stock Options
 Outstanding at the
 beginning of the year.. 2,383,280  $1.88 to $27.50 1,802,320  $ 1.88 to $27.50 1,085,400  $1.88 to $28.75
Granted.................   357,500  $6.25 to $ 8.94   815,000  $11.13 to $16.44   800,000  $3.38 to $15.25
Lapsed or canceled......  (182,100) $2.38 to $27.50   (87,600) $ 2.38 to $18.75   (61,340) $1.88 to $28.75
Exercised...............   (28,400) $1.88 to $ 6.50  (146,440) $ 1.88 to $13.50   (21,740) $1.88 to $10.00
                         ---------                  ---------                   ---------
Stock options
 outstanding at the end
 of the year............ 2,530,280  $1.88 to $18.75 2,383,280  $ 1.88 to $27.50 1,802,320  $1.88 to $27.50
                         =========                  =========                   =========
Exercisable at end of
 the year............... 1,045,102                    635,520                     446,864  $1.88 to $27.50
                         =========                  =========                   =========

   The Company had 1,132,630 stock options with exercise prices ranging from $1.88 to $4.40, 429,800 stock options with exercise prices ranging from $6.25 to $8.94 and 967,850 stock options with exercise prices ranging from $11.31 to $18.75, outstanding at June 30, 1999.

   Weighted average information per share with respect to stock options for fiscal years ended June 30, 1999 and 1998 is as follows:

                                                              1999       1998
                                                           ---------- ----------
      Exercise price:
        Granted...........................................     $ 8.49     $11.49
        Lapsed or canceled................................      10.67      11.03
        Exercised.........................................       3.71       3.26
        Outstanding at June 30............................       6.96       6.98
      Remaining life...................................... 4.78 years 4.75 years

   The Company's 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company's common stock. The plan was amended effective February 1, 1997 and June 20, 1997 to increase the authorized number of shares issuable under the plan by 300,000 and 200,000 shares, respectively, to a total of 2,000,000 shares. At June 30, 1999, 1998 and 1997, the number of shares available for the grant of options under the plan were 226,124, 164,474 and 186,874, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the market price per share at the dates of grant, the terms and vesting schedules of which had been determined by the Compensation Committee of the Board of Directors until September 1996, and thereafter, by the Board of Directors.

   The Company's 1993 Stock Option Plan for Outside Directors provides for an automatic grant to each newly-elected non-management member of the Board of Directors of an option to purchase 10,000 shares of common stock, at exercise prices set at the market price at the date of grant. The options expire five years from the date of grant and vest over three years from such date. The plan originally authorized 50,000 shares for issuance, but was amended in November 1998 to increase the number of issuable shares to 300,000. In addition, the amendment provides for additional automatic grants of 8,000 shares to each outside director upon each of such director's successive fourth year anniversaries of service. These new grants expire ten years after the date of grant and vest over four years from such date. At each of June 30, 1999, 1998 and 1997, the number of shares available for the grant of options was 246,000, 10,000 and 20,000, respectively.

                             GRUBB & ELLIS COMPANY

   The Company's 1998 Stock Option Plan provides for grants of options to purchase the Company's common stock. The plan authorizes the issuance of up to 2,000,000 shares, and had 1,081,950 and 1,305,000 shares available for grant as of June 30, 1999 and 1998, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.

 Stock Warrants:

   As of June 30, 1999, the Company had the following stock warrants outstanding, all of which expire on January 29, 2002:

             Number of                        Exercise
             Warrants                          Price
             ---------                        --------
             475,000......................... $2.37500
             235,045.........................  3.40355
             887,358.........................  3.50000
              88,496.........................  3.60449

   In July 1999, the Company issued a warrant to purchase 600,000 shares of the Company's common stock to the parent company of Landauer Associates, Inc. ("LAI"), as part of the consideration granted in the acquisition of LAI. The warrants have an exercise price of $6.25 and a five year life, expiring in July 2004.

 Employee Common Stock Purchase Plans:

   The Company's former plan (the Employee New Stock Purchase Plan) was effective from May 1987 through June 30, 1997, when it expired. It enabled eligible employees to purchase common stock of the Company at discounted prices. As amended, up to 200,000 shares of stock were authorized for issuance under this plan. When it expired, all but 20,576 shares had been issued under the plan. During the fiscal year ended June 30, 1997, the number of shares purchased under this plan were 22,970.

   The Grubb & Ellis Company Employee Stock Purchase Plan was adopted effective August 1, 1997, and provides for the purchase of up to 750,000 shares of common stock by employees of the Company at a 15% discount from market price, as defined, through payroll deductions. The number of shares purchased under this plan were 135,963 and 79,272 during the fiscal years ended June 30, 1999 and 1998, respectively.

 Employee 401(k) Plans:

   Prior to January 1, 1997, the Company had an employee 401(k) plan covering eligible employees other than employees of GEMS. The Company contributed on a discretionary basis to the plan based upon specified percentages of voluntary employee contributions, which employer contributions may be made in common stock or cash, or a combination of both. Prior to January 1, 1997, GEMS also had an employee 401(k) plan, under which it made similar discretionary contributions; however such plan did not provide for employer contributions to be made in stock. The two plans were merged on January 1, 1997 and provide that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company and other expenses for the plans amounted to approximately $891,000, $637,000 and $585,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

 Pro Forma Information:

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for options granted subsequent to July 1, 1996, and therefore

                             GRUBB & ELLIS COMPANY
includes grants under the 1990 Amended and Restated Stock Option Plan, 1993 Stock Option Plan for Outside Directors and 1998 Stock Option Plan, and purchases made under the Grubb & Ellis Employee Stock Purchase Plan, under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average assumptions for fiscal years 1999, 1998 and 1997, respectively, are as follows:

                                               1999        1998        1997
                                            ----------  ----------  ----------
      Risk free interest rates.............       4.74%       6.13%       6.27%
      Dividend yields......................          0%          0%          0%
      Volatility factors of the expected
       market price of the common stock....       .627        .625        .586
      Weighted-average expected lives...... 6.00 years  4.10 years  4.96 years

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted. The weighted average fair values of options granted by the Company in fiscal years 1999, 1998 and 1997 using this model were $4.40, $6.17 and $4.40, respectively.

   The effects on fiscal year 1999, 1998 and 1997 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying Statement 123's fair value method to the Company's stock-based awards results in net income of approximately $6,645,000 and $20,609,000, basic earnings per share of $.34 and $1.05, and diluted earnings per share of $.31 and $.93 for the fiscal years ended June 30, 1999 and 1998, respectively. Pro forma results for fiscal year 1997 are not materially different from amounts reported.

 Stock Repurchase Plan:

   In August 1999, the Company announced a program through which it may repurchase up to $3.0 million of its common stock on the open market from time to time as market conditions warrant.

8. Related Party Transactions

   Revenue earned by the Company for services rendered to affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands):

                                                            1999   1998   1997
                                                           ------ ------ ------
      Transaction service commissions..................... $2,152 $3,282 $  836
      Management services and other fees.................. $3,918 $2,341 $1,028

                             GRUBB & ELLIS COMPANY

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

   Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at June 30, 1999 (in thousands):

                      Year Ending             Lease
                       June 30,            Obligations
                      -----------          -----------
              2000........................   $13,266
              2001........................    11,103
              2002........................     8,748
              2003........................     5,934
              2004........................     3,517
             Thereafter...................     3,307

   Lease and rental expense for the fiscal years ended June 30, 1999, 1998 and 1997 amounted to $18,708,000, $15,590,000 and $14,542,000, respectively.

 Legal Matters:

   On March 14, 1994, Johsz, et al. v. Koll Company, et al., was filed in the Orange County (California) Superior Court against the Koll Company, Grubb & Ellis Company, Koll Center Newport Number 10, a California general partnership ("Koll"), and Southern California Edison Company ("Edison"). The complaint was served on the Company in June 1994. A second complaint, Younkin, Maiona, et al.
v. Koll Company, et al., based on similar causes of action, was filed in the same court on December 13, 1994 and served on the Company in February 1995. The plaintiffs in these two cases, three former Company brokers, two former Company employees, and their spouses, alleged that the brokers and employees acquired cancer from electromagnetic waves produced by the electric transformer owned by Edison and situated in a vault below office space leased by the Company in a building owned by Koll. The complaints alleged negligence, battery, and negligent infliction of emotional distress, fraudulent concealment, loss of consortium and, against Edison only, strict liability. Specific damages were not pled. In the Johsz case, plaintiffs dismissed with prejudice all causes of action allowing punitive damages. The remaining causes of action were dismissed by summary judgment of the Superior Court, entered on December 18, 1995, and the plaintiffs appealed this summary judgment to the California Court of Appeals. In the Younkin case, plaintiff Maiona died while the suit was pending. In 1998, all of the Younkin plaintiffs dismissed their claims. Maiona's heirs filed a wrongful death action (Maiona v. Southern California Edison, et. al.) alleging essentially the same theory as the dismissed Younkin case. The Company moved to dismiss the Maiona case which motion was granted in September 1998. In January 1999, both the Johsz and Maiona matters were settled without any payment to the plaintiff by the Company.

   John W. Matthews, et al. v. Kidder, Peabody & Co., et al. and HSM Inc., et al., filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, is a class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. HSM Inc. is a wholly-owned subsidiary of the Company. The complaint alleges violations under the Racketeer Influenced

                             GRUBB & ELLIS COMPANY
and Corrupt Organizations Act ("RICO"), securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution are sought. On December 19, 1995 the court granted the defendants' motion to dismiss the entire complaint with regard to Partnerships I and III, based upon the plaintiff's lack of standing in those Partnerships but denied the motion with respect to the plaintiff's standing in Partnership II, in which the plaintiff was a unitholder. The court declined to rule on the other bases for dismissal, stating that they could be raised by summary judgment motion after discovery. Plaintiff filed a motion for leave to file an amended complaint adding new party plaintiffs in order to preserve claims relating to Partnerships I and III. On September 27, 1996, the court granted plaintiff's motion to file an amended complaint to add additional plaintiffs with respect to Partnerships I and III. Also on that date, the court granted plaintiffs' motion for class certification with respect to Partnerships I, II and III. Subsequently, the court entered an order granting an interlocutory appeal by defendants to the September 26, 1996 order on the question of the applicability of the Private Securities Litigation Reform Act of 1995 (the "Securities Litigation Reform Act") to this case. The case was stayed, including discovery, pending the outcome of the appeal. In November 1998 the United States Court of Appeals for the Third Circuit entered an order holding that the Securities Litigation Reform Act is not applicable to this case and that plaintiffs may proceed with their RICO claims against the defendants. Discovery is now proceeding. Defendants filed a petition for writ of certiorari with the United States Supreme Court appealing the Third Circuit's decision. On April 19, 1999, the United States Supreme Court denied defendants' petition.

   The Company intends to vigorously defend the Matthews action, and believes it has meritorious defenses to contest the claims asserted by the plaintiffs. Based upon available information, the Company is not able to determine the financial impact, if any, of such action, but believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

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

                             GRUBB & ELLIS COMPANY

12. Business Acquisitions and Related Indebtedness

 Fiscal 1998 Acquisitions

   The Company completed the acquisition of White Commercial Real Estate in March 1998, Crane Realty & Management Co. and certain assets of LaCagnina & Associates in April 1998, Aequus Property Management Company in May 1998 and certain assets of Eagle Western Management Company in June 1998. Each of these acquisitions has been accounted for under the purchase method of accounting, with all operations subsequent to the respective acquisition dates reflected in the Company's financial statements. Substantially all of the purchase prices in these acquisitions were allocated to goodwill.

   The purchase prices of these acquisitions, net of cash acquired, totaled approximately $10.6 million, including related acquisition costs of approximately $567,000 and seller provided financing of approximately $3.0 million. The amounts due the sellers bear interest at rates ranging from 5.0% to 9.25% (with a weighted average rate of 7.86% at June 30, 1998) and have maturities totaling approximately $2,807,000 in fiscal year 1999 and approximately $170,000 in fiscal year 2000.

   In addition, terms of certain of the acquisitions provide for additional consideration up to a maximum of $700,000 which is dependent upon the achievement of certain levels of revenues earned subsequent to the date of acquisition. Due to the contingent nature of these amounts, the Company will record them as additional purchase price upon payment to the sellers.

 Fiscal 1999 Acquisitions

   On July 22, 1998, the Company acquired substantially all of the assets of Bishop Hawk, Inc. for total consideration of approximately $11.1 million, which included seller financing of approximately $2.5 million. The Company has recorded the acquisition under the purchase method of accounting, with all operations subsequent to the acquisition date reflected in the Company's financial statements. The notes to the seller are payable in installments through July 22, 2000, and bear interest at a weighted average rate of 9.14% per annum. The Company was obligated to make certain incentive based payments to the seller, contingent upon the achievement of defined revenue levels for the twelve months following the acquisition date. Such revenue levels were not achieved, and therefore no further contingent obligation remain related to this acquisition. In connection with this acquisition, the Company incurred $3.5 million of borrowings under its credit facility, all of which were repaid by August 21, 1998.

   In December 1998, the Company acquired substantially all of the assets of Williams Property Venture d/b/a Smithy Braedon Oncor International and Smithy Braedon Oncor International Management Inc. (collectively "Smithy Braedon"). The Company also acquired substantially all of the assets of Commercial Florida Realty Partners, Inc. ("Commercial Florida") and Island Realty Service Group, Inc. ("Island Realty") in February 1999. The Company has recorded these acquisitions under the purchase method of accounting, and all operations subsequent to the respective acquisition dates are reflected in the Company's financial statements.

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

   Substantially all of the purchase prices in these acquisitions were allocated to goodwill.

                             GRUBB & ELLIS COMPANY

 Subsequent Period Acquisition:

   On July 30, 1999, the Company acquired substantially all of the assets of Landauer Associates, Inc. a real estate valuation and consulting firm. Consideration given the seller at closing included cash, common stock warrants (see Note 7 of Notes to Consolidated Financial Statements), and the assumption of certain liabilities. The Company will record the acquisition under the purchase method of accounting, and all operations subsequent to the acquisition date will be reflected in the Company's financial statements for the fiscal year ending June 30, 2000.

 Pro Forma Information (Unaudited):

   The following unaudited pro forma financial information reflects the operations of the Company, assuming the above ten acquisitions had occurred on July 1 of each year (in thousands, except share data):

                                                               Fiscal year ended
                                                               -----------------
                                                               June 30, June 30,
                                                                 1999     1998
                                                               -------- --------
      Total revenue........................................... $341,827 $343,118
      Income before taxes.....................................   13,158   18,007
      Net income..............................................    8,752   23,066
      Earnings per share:
        Basic.................................................     0.44     1.18
        Diluted...............................................     0.40     1.03

   Pro forma information does not purport to be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

13. Segment Information

   The Company has two reportable segments--Transaction Services and Management Services.

   The Transaction Services segment advises buyers, sellers, landlords and tenants on the sale and leasing of commercial property and includes the Company's Corporate Services, Institutional Services and national affiliate program operations.

   The Management Services segment provides property management, leasing and related services for owners of investment properties and facilities management services for corporate users.

   The fundamental distinction between the Transaction and Management Services segments lies in the nature of the revenue streams and related cost structures. Transaction Services generates revenues primarily on a commission or project fee basis. Therefore, the personnel responsible for providing these services are compensated primarily on a commission basis. The Management Services revenues are generated primarily by long term (one year or more) contractual fee arrangements. Therefore, the personnel responsible for delivering these services are compensated primarily on a salaried basis.

                             GRUBB & ELLIS COMPANY

   The Company evaluates segment performance and allocates resources based on earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). The segment information below has been prepared using the same accounting policies as those described in the summary of significant accounting policies. Corporate overhead expenses, along with interest and other income, have been allocated on a relative revenue basis to each segment.

                                                Transaction Management Company
                                                 Services    Services   Totals
                                                ----------- ---------- --------
                                                      (Amounts in $000's)
   Fiscal year ended June 30, 1999
     Total Revenues............................  $260,071    $54,030   $314,101
     EBITDA....................................    15,650      3,186     18,836
     Total Assets..............................    51,821     21,582     73,403
   Fiscal year ended June 30, 1998
     Total Revenues............................  $247,040    $35,794   $282,834
     EBITDA....................................    19,963       (845)    19,118
     Total Assets..............................    34,052     19,742     53,794
   Fiscal year ended June 30, 1997
     Total Revenues............................  $201,389    $27,241   $228,630
     EBITDA....................................    16,369      1,260     17,629
     Total Assets..............................    25,683      7,793     33,476

 Reconciliation of Segment EBITDA to Income Statement:

                                                        Fiscal Year Ended June
                                                                  30,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
   Total Segment EBITDA................................ $18,836 $19,118 $17,629
   Less:
   Depreciation & Amortization.........................   6,079   3,563   2,964
   Non-recurring expenses..............................     --      --    2,431
   Interest expense....................................     702     106   1,453
                                                        ------- ------- -------
     Income before income taxes and extraordinary
      items............................................ $12,055 $15,449 $10,781
                                                        ======= ======= =======

 Reconciliation of Segment Assets to Balance Sheet:

                                                              Fiscal Year Ended
                                                                  June 30,
                                                             -------------------
                                                              1999    1998
                                                             ------- -------
   Total segment assets..................................... $73,403 $53,794
   Deferred taxes...........................................   6,390   9,724
                                                             ------- -------
     Total assets........................................... $79,793 $63,518
                                                             ======= =======

                             GRUBB & ELLIS COMPANY

14. Selected Quarterly Financial Data (Unaudited)

                                        Fiscal Year Ended June 30, 1999
                                ------------------------------------------------
                                   First      Second       Third       Fourth
                                  Quarter     Quarter     Quarter      Quarter
                                ----------- ----------- -----------  -----------
                                  (in thousands, except per share amounts and
                                                    shares)
   Operating revenue..........  $    76,169 $    98,641 $    59,962  $    79,329
                                =========== =========== ===========  ===========
   Operating income (loss)....  $     3,661 $     9,424 $    (4,078) $     2,828
                                =========== =========== ===========  ===========
   Income (loss) before income
    taxes.....................  $     3,716 $     9,580 $    (4,010) $     2,769
                                =========== =========== ===========  ===========
   Net income (loss)..........  $     2,310 $     5,800 $    (2,406) $     2,375
                                =========== =========== ===========  ===========
   Net income (loss ) per
    common share:
   Basic--                      $      0.12 $      0.29 $     (0.12) $      0.12
                                =========== =========== ===========  ===========
     Weighted average common
      shares outstanding......       19,722      19,756      19,805       19,860
                                =========== =========== ===========  ===========
   Diluted--                    $      0.11 $      0.27 $     (0.12) $      0.11
                                =========== =========== ===========  ===========
     Weighted average common
      shares outstanding......       21,880      21,657      21,480       21,337
                                =========== =========== ===========  ===========
   Common stock market price
    range (high:low)..........   14.06:8.38  10.31:7.44   7.88:6.25    6.88:5.06
                                =========== =========== ===========  ===========

                                        Fiscal Year Ended June 30, 1998
                                ------------------------------------------------
                                   First      Second       Third       Fourth
                                  Quarter     Quarter     Quarter      Quarter
                                ----------- ----------- -----------  -----------
                                  (in thousands, except per share amounts and
                                                    shares)
   Operating revenue..........  $    62,099 $    81,525 $    58,977  $    80,233
                                =========== =========== ===========  ===========
   Operating income (loss)....  $     2,307 $     7,281 $    (1,127) $     5,857
                                =========== =========== ===========  ===========
   Income (loss) before income
    taxes                       $     2,586 $     7,591 $      (791) $     6,063
                                =========== =========== ===========  ===========
   Net income.................  $     3,035 $     8,540 $     2,655  $     7,276
                                =========== =========== ===========  ===========
   Net income per common
    share:
   Basic--                      $      0.16 $      0.44 $      0.14  $      0.37
                                =========== =========== ===========  ===========
     Weighted average common
      shares outstanding......       19,542      19,592      19,626       19,671
                                =========== =========== ===========  ===========
   Diluted--                    $      0.14 $      0.39 $      0.12  $      0.33
                                =========== =========== ===========  ===========
     Weighted average common
      shares outstanding......       22,036      21,988      21,915       22,087
                                =========== =========== ===========  ===========
   Common stock market price
    range (high:low)..........  17.00:12.81 17.19:12.19 16.38:10.13  15.38:10.13
                                =========== =========== ===========  ===========

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                             GRUBB & ELLIS COMPANY

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") no later than 120 days after the end of the 1999 fiscal year.

ITEM 11. Executive Compensation

   The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 1999 fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 1999 fiscal year.

ITEM 13. Certain Relationships and Related Transactions

   The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 1999 fiscal year.

                             GRUBB & ELLIS COMPANY

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as a part of this report:

     1. The following Report of Independent Auditors and Consolidated Financial Statements are submitted herewith:

    Report of Independent Auditors

    Consolidated Balance Sheets at June 30, 1999 and June 30, 1998.

    Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997.

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended June 30, 1999, 1998 and 1997.

    Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997.

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

     4.15 Revolving Credit Note executed by the Registrant in favor of PNC
          Bank, National Association in the amount of $20 million dated as of January 26, 1998, incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on February 13,
          1998 (Commission File No. 1-8122).
     4.16 Revolving Credit Note executed by the Registrant in favor of American
          National Bank and Trust Company of Chicago in the amount of $15 million dated as of January 26, 1998, incorporated herein by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form
          10-Q filed on February 13, 1998 (Commission File No. 1-8122).
     4.17 First Amendment to Amended and Restated Credit Agreement among the
          Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of
          Chicago dated as of March 16, 1998, incorporated herein by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q filed on May 14, 1998 (Commission File No. 1-8122).
     4.18 Amendment to Amended and Restated Credit Agreement among the
          Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of
          Chicago dated as of August 23, 1999.
     4.19 Promissory Note Issued July 22, 1998 by Grubb & Ellis Company in favor of Bishop Hawk, Inc. (in the amount of $1,084,020), incorporated herein by reference to Exhibit 2.3 to the Registrant's
          Current Report on Form 8-K filed on August 5, 1998 (Commission File
          No. 1-8122).
     4.20 Stock Subscription Warrant No. A-1 dated July 30, 1999 issued to
          Aegon USA Realty Advisors, Inc.

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

    (10) Material Contracts

     10.1* Employment agreement between Neil R. Young and the Registrant dated as of February 22, 1996, incorporated herein by reference to Exhibit
           10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May
           15, 1996 (Commission File No. 1-8122).
     10.2* First Amendment to the Employment Agreement between Neil R. Young and the Registrant dated as of May 19, 1999.
     10.3* Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on December 19, 1997 (Registration No. 333-42741).
     10.4* Description of Grubb & Ellis Company Executive Officer Incentive
           Compensation Plan.
     10.5* 1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).
     10.6 First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998, incorporated herein by reference to
           Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 12, 1999 (Commission File No. 1-8122).
     10.6* Grubb & Ellis 1998 Stock Option Plan, effective as of January 13,
           1998.
     10.7* Executive Change of Control Plan, effective as of May 10, 1999 and attached form of Acknowledgement Agreement.

     10.8  Amended and Restated Master Collateral Assignment of Contracts
           Rights to PNC Bank, National Association, as Agent by the Registrant and Subsidiaries of the Registrant as of January 26, 1998, incorporated herein by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission
           File No. 1-8122).
     10.9 Amended and Restated Master Agreement of Guaranty and Suretyship by the Registrant and Subsidiaries of the Registrant in favor of PNC
           Bank, National Association, as Agent by the Registrant and
           Subsidiaries of the Registrant as of January 26, 1998, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly
           Report on Form 10-Q filed on February 13, 1998 (Commission File No.
           1-8122).
     10.10 Amended and Restated Pledge Agreement among the Registrant, certain
           Subsidiaries of the Registrant, PNC Bank, National Association, and
           American National Bank and Trust Company of Chicago dated as of
           January 26, 1998, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on February
           13, 1998 (Commission File No. 1-8122).
     10.11 Amended and Restated Security Agreement among the Registrant, certain Subsidiaries of the Registrant, PNC Bank, National
           Association, and American National Bank and Trust Company of Chicago dated as of January 26, 1998, incorporated herein by reference to
           Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission File No. 1-8122).
     10.12 Amended and Restated Trademark Security Agreement by the Registrant in favor of PNC Bank, National Association, and American National
           Bank and Trust Company of Chicago dated as of January 26, 1998, incorporated herein by reference to Exhibit 10.5 to the Registrant's
           Quarterly Report on Form 10-Q filed on February 13, 1998 (Commission
           File No. 1-8122).
     10.13 Managed Service Agreement between International Business Machines
           Corporation and Axiom Real Estate Management, Inc. dated as of
           January 1, 1996, and Side Letter Agreement between the parties dated
           January 19, 1996, incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 8,
           1996 (Commission File No. 1-8122).
     10.14 Asset Purchase Agreement by and among Bishop Hawk, Inc., Sopilote
           Inc., N. Bruce Ashwill and Grubb & Ellis Company dated July 22, 1998
           (without exhibits), incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 5,
           1998 (Commission File No. 1-8122).

--------

*Management contract or compensatory plan or arrangement.

    (21) Subsidiaries of the Registrant

    (23) Consent of Independent Auditors

    23.1 Consent of Ernst & Young LLP

    (24) Powers of Attorney

    (27) Financial Data Schedule

   (b) None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Grubb & Ellis Company
                                           (Registrant)

                                                             *
                                          By___________________________________
                                                        Neil Young
                                              Chairman of the Board and Chief
                                                     Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                *
By_____________________________    September 28, 1999
           Neil Young
    Chairman of the Board and
     Chief Executive Officer
   Principal Executive Officer


    /s/ Brian D. Parker            September 28, 1999
-------------------------------
        Brian D. Parker
 Executive Vice President and
    Chief Financial Officer
    Principal Financial and
      Accounting Officer

                 *                   September 28, 1999
____________________________________
     R. David Anacker, Director

                 *                   September 28, 1999
____________________________________
    Lawrence S. Bacow, Director

                 *                   September 28, 1999
____________________________________
      Joe F. Hanauer, Director

                 *                   September 28, 1999
____________________________________
    C. Michael Kojaian, Director

                 *                   September 28, 1999
____________________________________
      Sidney Lapidus, Director

                 *                   September 28, 1999
____________________________________
   Reuben S. Leibowitz, Director

                 *                   September 28, 1999
____________________________________
   Robert J. McLaughlin, Director


                 *                   September 28, 1999
____________________________________
     Thomas A. Meador, Director

                 *                   September 28, 1999
____________________________________
    John D. Santoleri, Director
                 *                   September 28, 1999
____________________________________
     Todd A. Williams, Director

   /s/ Robert J. Walner
By: ___________________________
       Robert J. Walner
       Attorney-in-Fact,
    *pursuant to Powers of
           Attorney

                     Grubb & Ellis Company and Subsidiaries

                               EXHIBIT INDEX (A)

                    for the fiscal year ended June 30, 1999

 Exhibit

     (4) Instruments Defining the Rights of Security Holders, Including
 Indentures

     4.18 Amendment to Amended and Restated Credit Agreement among the Registrant, certain subsidiaries of the Registrant, PNC Bank, National Association, and American National Bank and Trust Company of Chicago dated as of August 23, 1999.

     4.20 Stock Subscription Warrant No. A-1 dated July 30, 1999 issued to Aegon USA Realty Advisors, Inc.

    (10) Material Contracts

     10.2 First Amendment to the Employment Agreement between Neil R. Young and the Registrant dated as of May 19, 1999,

     10.4 Description of Grubb & Ellis Company Executive Officer Incentive Compensation Plan.

     10.7 Executive Change of Control Plan, effective as of May 10, 1999 and attached form of Acknowledgement Agreement.

    (21) Subsidiaries of the Registrant

    (23) Consent of Independent Auditors

     23.1 Consent of Ernst & Young LLP

    (24) Powers of Attorney

    (27) Financial Data Schedule

--------
(A) Exhibits incorporated by reference are listed in Item 14(a)3 of this Report.