Form 10-Q
period 1999-09-30
GRUBB & ELLIS CO
filed 1999-11-12
CIK 216039

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                   September 30, 1999
                                                 --------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                 Commission File Number:       1-8122
                                            ------------


                              GRUBB & ELLIS COMPANY
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       94-1424307
  -------------------------------                       -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                         2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
       -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 753-7500
       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----    -----


                                  19,991,216
       -----------------------------------------------------------------
               (Number of shares outstanding of the registrant's
                       common stock at November 1, 1999)

                                     PART I




                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                             GRUBB & ELLIS COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                           For the Three Months
                                                            Ended September 30,
                                                      ------------------------------
                                                         1999               1998
                                                      -----------        -----------
Revenue:
 Transaction services fees                            $    80,332        $    64,213
 Management services fees                                  14,869             11,956
                                                      -----------        -----------
       Total revenue                                       95,201             76,169
                                                      -----------        -----------

Costs and expenses:
 Transaction services commissions                          48,176             37,272
 Salaries, wages and benefits                              23,789             20,307
 Selling, general and administrative                       15,907             13,656
 Depreciation and amortization                              1,819              1,273
                                                      -----------        -----------
       Total costs and expenses                            89,691             72,508
                                                      -----------        -----------
       Total operating income                               5,510              3,661

Other income and expenses:
 Interest and other income                                    251                212
 Interest expense                                            (192)              (157)
                                                      -----------        -----------
       Income before income taxes                           5,569              3,716

Provision for income taxes                                 (2,228)            (1,406)
                                                      -----------        -----------

       Net income                                     $     3,341        $     2,310
                                                      ===========        ===========

Net income per common share:

       Basic -                                        $       .17        $       .12
                                                      ===========        ===========

       Diluted -                                      $       .16        $       .11
                                                      ===========        ===========

Weighted average common shares outstanding:

       Basic -                                         19,851,208         19,722,124
                                                      ===========        ===========

       Diluted -                                       21,071,963         21,879,551
                                                      ===========        ===========

           See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                     Assets

                                                                                 September 30,     June 30,
                                                                                     1999            1999
                                                                                 -------------     --------
Current assets:
 Cash and cash equivalents                                                         $  8,869        $  5,500
 Services fees receivable, net                                                        7,571           9,019
 Other receivables                                                                    2,527           2,291
 Prepaids and other current assets                                                    5,583           5,020
 Deferred tax assets, net                                                             1,102           2,940
                                                                                   --------        --------
     Total current assets                                                            25,652          24,770

Noncurrent assets:
 Equipment and leasehold improvements, net                                           20,290          18,554
 Goodwill, net                                                                       30,591          28,564
 Deferred tax assets                                                                  3,450           3,450
 Other assets                                                                         3,755           4,455
                                                                                   --------        --------

    Total assets                                                                   $ 83,738        $ 79,793
                                                                                   ========        ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                  $  2,844        $  3,122
 Credit facility indebtedness                                                         3,000           7,500
 Acquisition indebtedness                                                             1,252           2,332
 Accrued compensation and employee benefits                                          11,274           9,511
 Deferred commissions payable                                                         3,657               -
 Other accrued expenses                                                               3,468           2,605
                                                                                   --------        --------
    Total current liabilities                                                        25,495          25,070

Long-term liabilities:
 Acquisition indebtedness                                                                 -             553
 Accrued claims and settlements                                                       8,866           8,837
 Other liabilities                                                                      848             851
                                                                                   --------        --------
    Total liabilities                                                                35,209          35,311
                                                                                   --------        --------

Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 shares authorized; issued and outstanding 19,766,142 shares (net of 176,000 treasury shares) at
   September 30, 1999 and 19,885,084 shares at June 30, 1999                            198             199
 Additional paid-in-capital                                                         113,257         112,550
 Retained earnings (deficit)                                                        (64,926)        (68,267)
                                                                                   --------        --------
    Total stockholders' equity                                                       48,529          44,482
                                                                                   --------        --------

    Total liabilities and stockholders' equity                                     $ 83,738        $ 79,793
                                                                                   ========        ========

           See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                             For the three months ended
                                                                    September 30,
                                                             --------------------------
                                                                 1999           1998
                                                               --------       --------
Cash Flows from Operating Activities
  Net income                                                   $  3,341       $  2,310
  Net adjustments to reconcile net income to net cash
    provided by operating activities                             10,980          4,532
                                                               --------       --------
      Net cash provided by operating activities                  14,321          6,842
                                                               --------       --------

Cash Flows from Investing Activities:
  Purchases of equipment, software and leasehold
    improvements                                                 (3,044)        (1,008)
  Cash paid for business acquisitions, net of cash acquired        (829)        (9,195)
                                                               --------       --------
     Net cash used in investing activities                       (3,873)       (10,203)
                                                               --------       --------

Cash Flows from Financing Activities:
  Repayment of acquisition debt                                  (1,633)
  Repayment of credit facility debt                              (4,500)
  Other financing uses                                             (946)
                                                               --------
                                                                 (7,079)
                                                               --------

Net increase (decrease) in cash and cash equivalents              3,369         (3,361)

Cash and cash equivalents at beginning of period                  5,500         14,251
                                                               --------       --------

Cash and cash equivalents at end of period                     $  8,869       $ 10,890
                                                               ========       ========

                       ----------------------------------

Supplemental Disclosure of Cash Flow Information:

  Cash payments during the period for:

    Interest                                                   $    293       $    110
    Income taxes                                                    542            582

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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

Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be achieved in future periods.

2. Income Taxes

The provision for income taxes for the three months ended September 30, 1999 and 1998 is as follows (in thousands):

                      For the three months ended
                            September 30,
                      --------------------------
                           1999        1998
                          ------      ------

          Current         $  390      $  256
          Deferred         1,838       1,150
                          ------      ------

                          $2,228      $1,406
                          ======      ======

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

3. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                Three months ended
                                                   September 30,
                                                -------------------
                                                  1999        1998
                                                -------     -------
   Net income                                   $ 3,341     $ 2,310
                                                =======     =======

   Basic earnings per share:
   Weighted average common shares
        outstanding                              19,851      19,722
                                                =======     =======

   Earnings per share - basic                   $  0.17     $  0.12
                                                =======     =======

   Diluted earnings per share:
   Weighted average common shares
        Outstanding                              19,851      19,722
   Effect of dilutive securities:
        Stock options and warrants                1,221       2,158
                                                -------     -------

   Weighted average dilutive common
        Shares outstanding                       21,072      21,880
                                                =======     =======

   Earnings per share - diluted                 $  0.16     $  0.11
                                                =======     =======

4. Business Acquisitions

   On July 30, 1999, the Company acquired substantially all of the assets of Landauer Associates, Inc. a real estate valuation and consulting firm. Consideration given the seller at closing included cash, common stock warrants and the assumption of certain liabilities. The Company recorded the acquisition under the purchase method of accounting, and all operations subsequent to the acquisition date are reflected in the Company's financial statements.

   Pro Forma Information:

   The Company also completed three other acquisitions during fiscal year 1999 (Williams Property Venture d/b/a Smithy Braedon Oncor International and Smithy Braedon Oncor International Management, Inc., Commercial Florida Realty Partners, Inc. and Island Realty Service Group, Inc.) whose results of operations, due to the timing of the acquisitions, are not included in the Company's financial statements for the three months ended September 30, 1998.

   The following unaudited pro forma financial information reflects the operations of the Company for the three months ended September 30, 1998, assuming the above four acquisitions had occurred on July 1, 1998 (in thousands, except per share data):

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

4. Business Acquisitions (Continued)

                                     Three months ended
                                        September 30,
                                            1998
                                     ------------------
          Total revenue                    $85,011
          Income before taxes                4,062
          Net income                         2,524
          Earnings per share:
            Basic                             0.13
            Diluted                           0.12

The Company's results of operations for the three months ended September 30, 1999, which includes operations of Landauer Associates, Inc. subsequent to the date of acquisition, do not materially differ from pro forma results that would have been obtained for that period.

Pro forma information does not purport to be indicative of the results that would have been obtained had these events occurred at the beginning of the period presented, and is not intended to be a projection of future results.

5. Segment Information

The Company has two reportable segments - Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). (Amounts in $000's)

                                                Transaction  Management  Company
                                                 Services     Services    Totals
Three months ended September 30, 1999
    Total revenue                                  $80,332     $14,869   $95,201
    EBITDA                                           6,901         679     7,580
    Total assets as of September 30, 1999           61,609      22,129    83,738

Three months ended September 30, 1998
    Total revenue                                  $64,213     $11,956   $76,169
    EBITDA                                           5,111          35     5,146
    Total assets as of June 30, 1999                59,998      19,795    79,793

Reconciliation of Segment EBITDA to Income Statement:

                                   Three months ended September 30,
                                   --------------------------------
                                      1999                   1998
                                    -------                -------
    Total segment EBITDA             $7,580                 $5,146
    Less:
    Depreciation & amortization       1,819                  1,273
    Interest expense                    192                    157
                                     ------                 ------
      Income before income taxes     $5,569                 $3,716
                                     ======                 ======

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

6. Commitments and Contingencies

The Company previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 1999, information concerning a lawsuit filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, entitled John W. Matthews, et al. v. Kidder, Peabody & Co., et al. and HSM Inc., et al. During the fiscal quarter ended September 30, 1999, there were no material developments in this matter.

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

7. Subsequent Event

On October 15, 1999 the Company entered into a new credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), and simultaneously repaid and terminated its prior credit facility. The Credit Agreement consists of a $40 million reducing revolver credit facility to be used for acquisitions and stock repurchases (of which $15 million is uncommitted), along with a $10 million revolving credit facility for working capital purposes. Interest on outstanding borrowings is due quarterly in arrears and is based upon BofA's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. Both credit facilities mature on October 15, 2004, however, the total available commitment on the reducing revolver will be reduced by 20%, 35% and 45% during the third, fourth and fifth year of the facility, respectively. Borrowings from the new Credit Agreement were used to repay loans of $3 million which were outstanding as of September 30, 1999, along with related financing costs of the facility, which are being amortized over the term of the Credit Agreement.

Performance of the Company's obligations under the Credit Agreement is collateralized by substantially all of the Company's assets. The Credit Agreement also contains certain restrictive covenants, including, among other things, the prohibition of the payment of dividends, restrictions on the issuance of certain types of preferred stock, and the maintenance of certain financial ratios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. Such factors, which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in personnel and technology, and service improvements, (v) the success of new initiatives and investments, (vi) the impact of Year 2000 technology issues, (vii) the ability of the Company to integrate acquired companies and assets, and (viii) other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

Revenue in any given quarter during the three fiscal year period ended June 30, 1999, as a percentage of total annual revenue, ranged from a high of 31.4% to a low of 19.1%, with revenue earned in the first quarters of each of the last three fiscal years ranging from 22.0% to 24.2%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ended June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the three months ended September 30, 1999 was $95.2 million, an increase of 25.0% over revenue of $76.2 million for the same period last year, reflecting stronger real estate markets than the prior year period, increased business activity across the Company's service lines and the impact of the Company's recent acquisitions. This improvement related to a $16.1 million increase in transaction services commissions and a $2.9 million increase in management services fees over the same period in 1998.

Costs and Expenses

Transaction services commission expense is the Company's major expense and is a direct function of gross transaction revenue levels, which include transaction service commissions and other fees. Professionals participate in transaction services fees at rates which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased for the quarter ended September 30, 1999 as compared to the same periods in 1998 due to higher participation percentages related to increased production levels.

Total costs and expenses, other than transaction services commissions, increased by $6.3 million, or 17.8%, for the first three months of fiscal year 2000 compared to the same period in fiscal year 1999. These increases were due to increased operating, depreciation and amortization expenses attributable to the ten acquisitions made by the Company in these fiscal years, as well as higher variable operating costs associated with increases in its management services business.

Net Income

Net income for the three months ended September 30, 1999 was $3.3 million, or $.16 per common share on a diluted basis, as compared to net income of $2.3 million, or $.11 per common share for the same period in fiscal year 1999. The increase was due primarily to increased revenues which, coupled with the benefit of stabilized fixed expenses, increased the Company's operating margin.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $14.3 million, of which $3.8 million was used in investing activities, primarily for business acquisitions and purchases of equipment and leasehold improvements, and $7.1 million was used in financing activities, primarily to repay acquisition and credit facility debt. Working capital also increased by $457,000 during the three months ended September 30, 1999.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels as a result of the high volume of transaction services activity during the quarter ended December 31. Deferred commissions balances of approximately $3,657,000 were outstanding as of September 30, 1999.

On October 15, 1999 the Company entered into a new credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), and simultaneously repaid and terminated its prior credit facility. The Credit Agreement consists of a $40 million reducing revolver credit facility to be used for acquisitions and stock repurchases (of which $15 million is uncommitted), along with a $10 million revolving credit facility for working capital purposes. Borrowings from the new Credit Agreement were used to repay loans of $3 million which were outstanding as of September 30, 1999, along with related financing costs of the facility, which are being amortized over the term of the Credit Agreement. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

In August 1999 the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of September 30, 1999 the Company had repurchased 176,000 shares at a total cost of approximately $978,000.

The Company believes that its short-term and long-term operating cash requirements, including its technology initiative commitments, will be met by operating cash flow. In addition, the Company has a $50 million credit facility available for additional capital needs.

To the extent that the Company's cash requirements are not met by operating cash flow or borrowings under its credit facility, or in the event of adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

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

Year 2000 Issues

During fiscal years 1997 through 1999, the Company significantly increased its investment in various technology initiatives. The Company embarked upon these initiatives to enhance the productivity of its staff and business processes, and to provide a stable platform to support the Company's recent and future growth. Through its three year technology plan, the Company has sought to mitigate material risks associated with the year 2000. This technology improvement plan has replaced most of the Company's information systems and equipment platforms, including intranet, human resources, general ledger, accounts payable and transaction services management and research, and consequently has brought these systems into compliance with year 2000 requirements. The Company has also completed upgrades to various servers and desktop computers. As a part of this three year plan, the Company implemented a new transaction services revenue system in November 1999.

The Company has made capital expenditures totaling $9.7 million through October 31, 1999 related to these systems, and currently expects to invest an additional $120,000 over the next two months to complete its technology plan, the majority of which relates to implementation for the revenue system. The Company has been testing its systems (including tests of the financial systems and service interruption tests) and has found no significant problems. Management of the Company believes it has an effective program in place relating to its internal information systems to resolve the year 2000 issue in a timely manner, although no assurances can be given in this regard.

The Company has assessed its exposure to year 2000 issues other than those related to internal information systems, including issues related to third party vendors, and developed a plan (including contingencies to address these risks). The Company evaluated its telecommunication systems and, based on this investigation, spent $2.0 million (and expects to spend another $225,000) to upgrade or replace non-compliant telephone, voice mail, facsimile and other telecommunications equipment. As of October 31, 1999, all replacements and upgrades were complete, except for those at two remaining offices which are scheduled to be completed by November 30, 1999. The Company will face business interruption risk if telecommunications are suspended as a result of a year 2000 issue.

In addition to its own systems, the Company's year 2000 plan has included evaluation of building systems in properties managed by Grubb & Ellis Management Services, Inc. ("GEMS") (as well as the Company's facilities), and various property accounting systems for GEMS clients. GEMS is working with its clients (property owners) to gather information on the year 2000 readiness of building systems such as security, elevator and HVAC. As of September 30, 1999, 94% of the buildings GEMS manages had completed testing, and 81% of the remediation projects were complete. GEMS is also assisting its clients in preparing contingency plans, which will be issued to property owners in November 1999. For client accounting, GEMS has received and installed accounting software upgrades from all software vendors, and the Company believes that these systems are year 2000 compliant.

Since the Company cannot anticipate all possible outcomes of the year 2000 problem, nor predict the readiness of entities with which it transacts business, there can be no assurance these events will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

                                    PART II



                               OTHER INFORMATION

                      (Items 3, 4 and 5 are not applicable
                   for the quarter ended September 30, 1999)

     Item 1.    Legal Proceedings.
                -----------------

     The information called for by Item 1 is incorporated by reference from Note 6 to Notes to Condensed Consolidated Financial Statements.

     Item 2.    Changes in Securities
                ---------------------

          (b) Effective October 15, 1999, the Company entered into a secured credit agreement with Bank of America, N.A. as Administrative Agent and a lender, and certain other lenders (the "Credit Agreement"), providing for a credit facility of up to $50 million. The term of the Credit Agreement extends until October 2004. As security for the facility, the lenders have a security interest in the majority of the assets of the Company and its primary subsidiaries. In addition, the material subsidiaries of the Company have guaranteed repayment of any amounts borrowed under the facility. Pursuant to the provisions of the Credit Agreement, the Company is prohibited from the payment of dividends or other repurchases, redemption or distributions with respect to its capital stock, other than dividends, redemptions or other distributions payable in common stock with the same economic and voting rights as the currently outstanding common stock; and the Company may repurchase shares for cash in the amount of $10 million less the amount spent on the repurchase of shares since June 30, 1999 and less the amounts spent on certain other restricted investments. There are also restrictions on indebtedness, liens, guarantees, loans, investments, acquisitions, and dispositions of assets. The financial covenants applicable during the term of the Credit Agreement include maintaining a ratio of debt to EBITDA of no more than 2.25 to 1.00 as of the last day of each fiscal quarter beginning December 31, 1999 for the period of the four fiscal quarters ending on that date; and a ratio of EBITDA to the sum of interest expense, income taxes, debt service, capital expenditures and earnout payments of at least 1.00 to 1.00 at all times.

          (c) On July 30, 1999, the Company issued to AEGON USA Realty Advisors, Inc. ("AEGON") a warrant to purchase an aggregate of 600,000 shares of common stock of the Company at an exercise price of $6.25 per share, as partial consideration for the purchase of certain assets of Landauer Associates, Inc., a subsidiary of AEGON ("Landauer"), and certain affiliates of Landauer. The transaction was consummated in reliance on
     Section 4(2) of the Securities Act of 1933, as amended, in that it did not involve a public offering or sale of the Company's securities, and was not underwritten.

     Item 6.    Exhibits and Reports on Form 8-K
                --------------------------------

         (a)  Exhibits
         -------------

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

(4)  Instruments Defining the Rights of Security Holders, including Indentures

4.1 Credit Agreement among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., American National Bank and Trust of Chicago and LaSalle Bank National Association, dated as of October 15, 1999.

4.2 Revolving Credit Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $3,714,285.71 dated as of October 15, 1999.

4.3 Revolving Credit Loan Note executed by the Registrant in favor of American National Bank and Trust of Chicago in the amount of $3,428,571.43 dated as of October 15, 1999.

4.4 Revolving Credit Loan Note executed by the Registrant in favor of LaSalle Bank National Association in the amount of $2,857,142.86 dated as of October 15, 1999.

4.5 Reducing Revolving Credit Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $9,285,714.29 dated as of October 15, 1999.

4.6 Reducing Revolving Credit Loan Note executed by the Registrant in favor of American National Bank and Trust of Chicago in the amount of $8,571,428.57 dated as of October 15, 1999.

4.7 Reducing Revolving Credit Loan Note executed by the Registrant in favor of LaSalle Bank National Association in the amount of $7,142,857.14 dated as of October 15, 1999.

4.8 Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of October 15, 1999.

4.9 Stock Subscription Warrant No. A-1 dated July 30, 1999, issued to Aegon USA Realty Advisors, Inc., incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999 (Commission File No. 1-8122).

On an individual basis, instruments other the Exhibits listed above under
Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10)  Material Contracts

10.1 Pledge Agreement between the Registrant and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

10.2 Pledge Agreement between Grubb & Ellis Management Services, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

10.3 Pledge Agreement between HSM Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

10.4 Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

10.5 Collateral Trademark Security Agreement by the Registrant in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

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


                                       GRUBB & ELLIS COMPANY
                                       ---------------------
                                           (Registrant)



Date: November 12, 1999                /s/  Brian D. Parker
                                       -----------------------------------
                                       Brian D. Parker
                                       Executive Vice President
                                       and Chief Financial Officer

                     Grubb & Ellis Company and Subsidiaries

                                 EXHIBIT INDEX

                    for the quarter ended September 30, 1999
                    ----------------------------------------
Exhibit
-------


(4)  Instruments Defining the Rights of Security Holders, including Indentures

4.1 Credit Agreement among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., American National Bank and Trust of Chicago and LaSalle Bank National Association, dated as of October 15, 1999.

4.2 Revolving Credit Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $3,714,285.71 dated as of October 15, 1999.

4.3 Revolving Credit Loan Note executed by the Registrant in favor of American National Bank and Trust of Chicago in the amount of $3,428,571.43 dated as of October 15, 1999.

4.4 Revolving Credit Loan Note executed by the Registrant in favor of LaSalle Bank National Association in the amount of $2,857,142.86 dated as of October 15, 1999.

4.5 Reducing Revolving Credit Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $9,285,714.29 dated as of October 15, 1999.

4.6 Reducing Revolving Credit Loan Note executed by the Registrant in favor of American National Bank and Trust of Chicago in the amount of $8,571,428.57 dated as of October 15, 1999.

4.7 Reducing Revolving Credit Loan Note executed by the Registrant in favor of LaSalle Bank National Association in the amount of $7,142,857.14 dated as of October 15, 1999.

4.8 Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of October 15, 1999.

(10)  Material Contracts

10.1 Pledge Agreement between the Registrant and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

10.2 Pledge Agreement between Grubb & Ellis Management Services, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

10.3 Pledge Agreement between HSM Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

10.4 Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

10.5 Collateral Trademark Security Agreement by the Registrant in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999.

(27)  Financial Data Schedule