Form 10-Q
period 1999-12-31
GRUBB & ELLIS CO
filed 2000-02-14
CIK 216039

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                   December 31, 1999
                                                    -------------------------

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                 Commission File Number:       1-8122
                                              -------------------


                              GRUBB & ELLIS COMPANY
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                             94-1424307
       -------------------------------              ---------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

                         2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                   19,709,816
 -------------------------------------------------------------------------
                (Number of shares outstanding of the registrant's
                      common stock at January 24, 2000.)

                                     PART I



                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                             GRUBB & ELLIS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                            ASSETS
                                                                December 31,           June 30,
                                                                    1999                 1999
                                                              ---------------      ---------------
Current assets:
   Cash and cash equivalents                                         $ 25,730             $  5,500
   Services fees receivable, net                                       10,729                9,019
   Other receivables                                                    2,657                2,291
   Prepaids and other current assets                                    4,991                5,020
   Deferred tax assets, net                                               885                2,940
                                                              ---------------      ---------------
       Total current assets                                            44,992               24,770

Noncurrent assets:
   Equipment and leasehold improvements, net                           20,401               18,554
   Goodwill, net                                                       30,190               28,564
   Deferred tax assets, net                                             1,767                3,450
   Other assets                                                         6,432                4,455
                                                              ---------------      ---------------
       Total assets                                                  $103,782             $ 79,793
                                                              ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $  3,446             $  3,122
   Credit facility indebtedness                                         1,000                7,500
   Acquisition indebtedness                                             1,142                2,332
   Accrued compensation and employee benefits                          14,127                9,511
   Deferred commissions payable                                        17,156                    -
   Other accrued expenses                                               3,718                2,605
                                                              ---------------      ---------------
       Total current liabilities                                       40,589               25,070

Long-term liabilities:
   Acquisition indebtedness                                                 -                  553
   Accrued claims and settlements                                       8,366                8,837
   Other liabilities                                                      802                  851
                                                              ---------------      ---------------
       Total liabilities                                               49,757               35,311
                                                              ---------------      ---------------
Stockholders' equity:
   Common stock, $.01 par value: 50,000,000 shares
       authorized; issued and outstanding
        19,691,016 (net of
       18,800 treasury shares) at December 31, 1999                       197                  199
        and
       19,885,084 shares at June 30, 1999.
   Additional paid-in-capital                                         113,063              112,550
   Retained earnings (deficit)                                        (59,235)             (68,267)
                                                              ---------------      ---------------
       Total stockholders' equity                                      54,025               44,482
                                                              ---------------      ---------------

       Total liabilities and stockholders' equity                    $103,782             $ 79,793
                                                              ===============      ===============

               See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                                (unaudited)

                                                 For the three months                     For the six months
                                                  ended December 31,                      ended December 31,
                                        -----------------------------------     -----------------------------------
                                               1999                1998                1999                1998
                                        ---------------     ---------------     ---------------     ---------------
Revenue:
   Advisory services fees                   $   100,321         $    84,261         $   180,653         $   148,474
   Management services fees                      16,966              14,380              31,835              26,336
                                        ---------------     ---------------     ---------------     ---------------
      Total revenue                             117,287              98,641             212,488             174,810
                                        ---------------     ---------------     ---------------     ---------------

Costs and expenses:
   Advisory services commissions                 62,279              50,107             109,976              87,379
   Salaries, wages and benefits                  24,443              20,275              48,232              40,582
   Selling, general and administrative           17,949              17,060              33,856              30,716
   Depreciation and amortization                  2,799               1,775               5,097               3,048
                                        ---------------     ---------------     ---------------     ---------------
      Total costs and expenses                  107,470              89,217             197,161             161,725
                                        ---------------     ---------------     ---------------     ---------------

      Total operating income                      9,817               9,424              15,327              13,085

Other income and expenses:
   Interest and other income                        287                 292                 538                 504
   Interest expense                                (101)               (136)               (293)               (293)
                                        ---------------     ---------------     ---------------     ---------------
      Income before income taxes                 10,003               9,580              15,572              13,296

Provision for income taxes                       (4,312)             (3,780)             (6,540)             (5,186)
                                        ---------------     ---------------     ---------------     ---------------

Net income                                  $     5,691         $     5,800         $     9,032         $     8,110
                                        ===============     ===============     ===============     ===============


Net income per common share
   Basic -                                  $       .29         $       .29         $       .46         $       .41
                                        ===============     ===============     ===============     ===============

   Diluted -                                $      $.27         $       .27         $       .43         $       .37
                                        ===============     ===============     ===============     ===============


Weighted average common shares
 outstanding:
   Basic -                                   19,764,149          19,756,374          19,822,359          19,739,249
                                        ===============     ===============     ===============     ===============

   Diluted -                                 21,063,369          21,656,858          21,082,347          21,796,497
                                        ===============     ===============     ===============     ===============

                    See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLDATED STATEMENTS OF CASH FLOWS
                           (unaudited - in thousands)

                                                                                  For the six months
                                                                                  ended December 31,
                                                                     -----------------------------------------
                                                                             1999                    1998
                                                                     ------------------      -----------------
Cash Flows from Operating Activities:
     Net income                                                             $     9,032               $  8,110
     Deferral of payment of commission expense                                   17,156                 15,188
     Depreciation and amortization expense                                        5,097                  3,048
     Adjustments to reconcile net income to net cash
        provided by operating activities                                          6,273                  8,887
                                                                     ------------------      -----------------
           Net cash provided by operating activities                             37,558                 35,233
                                                                     ------------------      -----------------
Cash Flows from Investing Activities:
     Purchase of equipment, software and leasehold                               (4,767)                (3,499)
        improvements
     Cash paid for business acquisitions, net of cash acquired                     (861)               (14,603)
     Other investing activities                                                  (1,500)                     -
                                                                     ------------------      -----------------
           Net cash used in investing activities                                 (7,128)               (18,102)
                                                                     ------------------      -----------------
Cash Flows from Financing Activities:
     Repayment of acquisition debt                                               (1,743)                  (149)
     Repayment of borrowings on credit facility                                 (10,000)                     -
     Borrowings on credit facility                                                3,500                      -
     Repurchase of treasury stock                                                (1,608)                     -
     Other financing activities                                                    (349)                   539
                                                                     ------------------      -----------------
     Net cash used in investing activities                                      (10,200)                   390
                                                                     ------------------      -----------------
Net increase in cash and cash equivalents                                        20,230                 17,521
Cash and cash equivalents at beginning of period                                  5,500                 14,251
                                                                     ------------------      -----------------
Cash and cash equivalents at end of period                                  $    25,730               $ 31,772
                                                                     ==================      =================

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results that may be achieved in future periods.

2.    Income Taxes

The provision for income taxes for the six months ended December 31, 1999 and 1998 is as follows (in thousands):

                                      For the six months ended
                                          December 31,
                                ---------------------------------
                                    1999                1998
                                ------------        -------------
                 Current              $2,802               $  743
                 Deferred              3,738                4,443
                                ------------        -------------
                                      $6,540               $5,186
                                ============        =============

                             GRUBB & ELLIS COMPANY
              Notes to Condensed Consolidated Financial Statements

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                               Three months ended                           Six months ended
                                                  December 31,                                December 31,
                                      -----------------------------------------     -------------------------------------
                                            1999                   1998                   1999                 1998
                                      -----------------     -------------------     -----------------     ---------------
Net income                                     $  5,691                $  5,800              $  9,032            $  8,110
                                      =================     ===================     =================     ===============
Basic earnings per share:
Weighted average common shares
outstanding                                     19,764                  19,756                19,822              19,739
                                      =================     ===================     =================     ===============
Earnings per share - basic                     $    .29                $    .29              $    .46            $    .41
                                      =================     ===================     =================     ===============
Diluted earnings per share:
Weighted average common shares
 outstanding                                    19,764                  19,756                19,822              19,739
Effect of dilutive securities:
Stock options and warrants                       1,458                   1,901                 1,340               2,057
                                     -----------------     -------------------     -----------------     ---------------
Weighted average dilutive common
 shares outstanding                             21,222                  21,657                21,162              21,796
                                     =================     ===================     =================     ===============
Earnings per share - diluted                   $   .27                 $   .27               $   .43             $   .37
                                     =================     ===================     =================     ===============

4.  Business Acquisitions

On July 30, 1999, the Company acquired substantially all of the assets of Landauer Associates, Inc., a real estate valuation and consulting firm. Consideration given to the seller at closing included cash and common stock warrants. The Company recorded the acquisition under the purchase method of accounting, and all operations subsequent to the acquisition date are reflected in the Company's financial statements.

Pro Forma Information:

The Company also completed three other acquisitions during fiscal year 1999 (Williams Property Venture d/b/a Smithy Braedon Oncor International and Smithy Braedon Oncor International Management, Inc., Commercial Florida Realty Partners, Inc. and Island Realty Service Group, Inc.) whose results of operations, due to the timing of the acquisitions, are not included in the Company's financial statements for the six months ended December 31, 1998.

The following unaudited pro forma financial information reflects the operations of the Company for the six months ended December 31, 1998, assuming the above acquisitions had occurred on July 1, 1998 (in thousands, except share data):

                             GRUBB & ELLIS COMPANY
              Notes to Condensed Consolidated Financial Statements

4.  Business Acquisitions (continued)

                               Six months ended
                                 December 31,
                                    1998
                             -------------------
Total revenue                     $191,617
Income before taxes                 13,989
Net income                           8,533
Earnings per share:
     Basic                             .43
     Diluted                           .39

The Company's results of operations for the six months ended December 31, 1999, which include operations acquired from Landauer Associates, Inc. subsequent to the date of acquisition, do not materially differ from pro forma results that would have been obtained for that period.

Pro forma information does not purport to be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

5.  Credit Facility Debt

On October 15, 1999 the Company entered into a new credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), and simultaneously repaid and terminated its prior credit facility. The Credit Agreement consists of a $40 million reducing revolver credit facility to be used for acquisitions and stock repurchases (of which $15 million is uncommitted), along with a $10 million revolving credit facility for working capital purposes. Interest on outstanding borrowings is due quarterly in arrears and is based upon BofA's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. Both credit facilities mature on October 15, 2004, however, the total available commitment on the reducing revolver will be reduced by 20%, 35% and 45% during the third, fourth and fifth year of the facility, respectively. Borrowings totaling $3 million from the new Credit Agreement were used to repay loans under the prior agreement which were outstanding as of September 30, 1999, along with related financing costs of the new facility which are being amortized over the term of the Credit Agreement. As of December 31, 1999, loans of $1.0 million were outstanding, which bear interest at an annual rate of 8.095%.

Performance of the Company's obligations under the Credit Agreement is collateralized by substantially all of the Company's assets. The Credit Agreement also contains certain restrictive covenants, including, among other things, the prohibition of the payment of dividends, restrictions on the redemption or repurchase of capital stock, and the maintenance of certain financial ratios.

                             GRUBB & ELLIS COMPANY
              Notes to Condensed Consolidated Financial Statements

6.  Segment Information

The Company has two reportable segments - Advisory Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest expense, taxes, depreciation and amortization ("EBITDA") (in thousands).

                                                                  Advisory            Management             Company
                                                                  Services             Services              Totals
Six months ended December 31, 1999
      Total revenue                                                  $180,653               $31,835            $212,488
      EBITDA                                                           19,102                 1,860              20,962
      Total assets as of December 31, 1999                             78,766                25,016             103,782
Six months ended December 31, 1998
      Total revenue                                                  $148,474               $26,336            $174,810
      EBITDA                                                           15,286                 1,351              16,637
      Total assets as of December 31, 1998                             69,076                26,963              96,039

7.    Commitments and Contingencies

The Company previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 1999, information concerning a lawsuit filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, entitled John W. Matthews, et al. v. Kidder, Peabody & Co., et al. and HSM Inc., et al. During the six months ended December 31, 1999, there were no material developments in this matter.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. Such factors, which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments,
(iv) an increase in expenses related to new initiatives, investments in personnel and technology, and service improvements, (v) the success of new initiatives and investments, (vi) the ability of the Company to integrate acquired companies and assets, and (vii) other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

RESULTS OF OPERATIONS

Revenue

The Company's revenue is derived principally from advisory services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition transactions as well as fees from valuation, consulting and asset management assignments. Management services fees comprise the remainder of the Company's revenues, and include fees related to both property management and facilities management outsourcing, business services and agency leasing.

Revenue in any given quarter during the three fiscal year period ended June 30, 1999, as a percentage of total annual revenue, ranged from a high of 31.4% to a low of 19.1%, with revenue earned in the second quarters of each of the last three fiscal years ranging from 28.8% to 31.4%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ended June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the six months ended December 31, 1999 was $212.5 million, an increase of 21.6% over revenue of $174.8 million for the same period last year, reflecting stronger real estate markets overall and increased business activity across the Company's service lines. This improvement related primarily to a $32.2 million increase in advisory services fees over the same period in 1998, which was due to an increased amount of strategic and select corporate account activity and the effect of acquisitions completed during or after the second quarter of fiscal 1999. Management services fees of $31.8 million for the six months ended December 31, 1999 increased by $5.5 million, or 20.9%, as a result of increased activity in business services and property management and facilities management outsourcing assignments.

Total revenue for the quarter ended December 31, 1999 was $117.3 million, an increase of 18.9% over revenue of $98.6 million for the same period last year. Advisory services fees increased $16.1 million or 19.1% over the prior year period, while management services fees increased by $2.6 million, or 18.0%.

Costs and Expenses

Advisory services commission expense is the Company's major expense and is a direct function of transaction related revenue levels, which include advisory service commissions and other fees. Professionals participate in advisory services fees at rates which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased by 203 basis points and 261 basis points for the six months and quarter ended December 31, 1999, respectively, as compared to the same periods in 1998. This increase was due to higher participation rates in effect at some of the companies acquired over the past two years as well as larger percentages of the fiscal 2000 revenue generated by professionals in the higher commission brackets.

Total costs and expenses, other than advisory services commissions and depreciation and amortization, increased by $10.8 million, or 15.1%, for the first six months of fiscal year 2000 compared to the same period in fiscal year 1999. For the quarter ended December 31, 1999, these same costs and expenses increased by $5.1 million, or 13.5%, compared to the same quarter in fiscal year 1999. The rise in these operating costs is attributable partially to the incremental operating and integration costs associated with the acquisition of Landauer, which was acquired in the first quarter of fiscal 2000, along with additional costs and expenses related to fiscal 1999 acquisitions and start-up costs associated with a large management services outsourcing assignment.

Depreciation and amortization expense for the quarter and six months ended December 31, 1999 increased to $2.8 million from $1.8 million and to $5.1 million from $3.1 million, respectively, in the comparable periods last year, as the Company placed in service numerous technology infrastructure improvements during the latter part of fiscal year 1999 and early in fiscal year 2000. Amortization of the goodwill related to the Company's various business acquisitions during 1998 and 1999 also contributed to this increase. The Company also signed multi-year service contracts with certain key advisory professionals, the costs of which are being amortized over the life of the respective contract which is generally two to three years. Amortization expense of $489,000 and $968,000 was recognized in the quarter and six months ended December 31, 1999, respectively, compared to $415,000 for each of the same periods in the prior year. In previously filed financial statements, these costs were included in advisory services commissions expense, and have been reclassified for comparative purposes for all periods presented.

Net Income

Net income for the six months ended December 31, 1999 was $9.0 million, or $.43 per common share on a diluted basis, as compared to net income on $8.1 million, or $.37 per common share for the same period in fiscal year 1999, primarily due to stronger operations in the first quarter of fiscal 2000. Net income for the quarter ended December 31, 1999 of $5.7 million, or $.27 per common share on a diluted basis, was relatively unchanged from the same period in fiscal 1999. Slightly improved operations for the quarter were offset by an increase in the Company's effective tax rate due to the utilization of the majority of the Company's remaining state net operating loss carryforwards in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of approximately $37.6 million in the six months ended December 31, 1999, including approximately $17.1 million from deferred commissions. Investing activities totaling $7.1 million were funded using this cash, including $4.8 million of purchases of equipment, software and leasehold improvements. The Company also funded net financing activities of $10.2 million, including $8.2 million for net credit facility and acquisition debt repayments, and $1.6 million for the repurchase of its common stock.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels as a result of the high volume of advisory services activity during the quarter ended December 31. Deferred commissions balances of approximately $17.1 million, related to revenues earned in calendar year 1999, were paid in the quarter ending March 31, 2000.

On October 15, 1999 the Company entered into a new credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), and simultaneously repaid and terminated its prior credit facility. The Credit Agreement consists of a $40 million reducing revolver credit facility to be used for acquisitions and stock repurchases (of which $15 million is uncommitted), along with a $10 million revolving credit facility for working capital purposes. Borrowings from the new Credit Agreement were used to repay outstanding loans, along with related financing costs of the new facility which are being amortized over the term of the Credit Agreement. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information. Subsequent to December 31, 1999, all remaining loans under the current facility were repaid.

In August 1999 the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of December 31, 1999 the Company had repurchased 284,000 shares at a total cost of approximately $1,608,000.

The Company believes that its short-term and long-term operating cash requirements will be met by operating cash flow. In addition, the Company's credit facility is available for additional capital needs. To the extent that the Company's cash requirements are not met by operating cash flow or borrowings under its credit facility, in the event of adverse economic conditions or other unfavorable events, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

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

Year 2000 Issues

As of December 31, 1999, the Company had completed its three year technology plan, which included initiatives to mitigate any material risks associated with the year 2000 issues. This technology plan resulted in the re-design and replacement of most of the Company's information systems and equipment platforms, including intranet, human resources, general ledger, accounts receivable/payable and advisory services fee processing and market research.

The Company also identified areas other than these information systems for which it might be at risk due to the year 2000, including telecommunication systems, third party vendors, and building and property accounting systems related to properties managed by Grubb & Ellis Management Services, Inc. ("GEMS"). As of December 31, 1999, the Company had upgraded or replaced all non-compliant telecommunication systems, identified risk issues and completed remediation projects for its managed buildings and installed upgraded software for its property accounting systems.

Through January 31, 2000, the Company has not encountered any year 2000 related issues which would have affected its operations in the areas described above. It will continue to monitor both its internal software and equipment and managed building systems over the next few months to detect whether any such problems arise. No future significant expenditures are expected related to year 2000 compliance.

                                    PART II



                               OTHER INFORMATION

                       (Items 3 and 5 are not applicable
                    for the quarter ended December 31, 1999)

Item 1.    Legal Proceedings.
           ------------------

The information called for by Item 1 is incorporated by reference from Note 7 to Notes to Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities
         ---------------------

  (b) Effective October 15, 1999, the Company entered into a secured credit agreement with Bank of America, N.A. as Administrative Agent and a lender, and certain other lenders (the "Credit Agreement"), providing for a credit facility of up to $50 million. The term of the Credit Agreement extends until October 2004. As security for the facility, the lenders have a security interest in the majority of the assets of the Company and its primary subsidiaries. In addition, the material subsidiaries of the Company have guaranteed repayment of any amounts borrowed under the facility. Pursuant to the provisions of the Credit Agreement, the Company is prohibited from the payment of dividends or other repurchases, redemption or distributions with respect to its capital stock, other than dividends, redemption or other distributions payable in common stock with the same economic and voting rights as the currently outstanding common stock; and the Company may repurchase shares for cash in the amount of $10 million less the amount spent on the repurchase of shares since June 30, 1999 and less the amounts spent on certain other restricted investments. There are also restrictions on indebtedness, liens, guarantees, loans, investments, acquisitions, and dispositions of assets. The financial covenants applicable during the term of the Credit Agreement include maintaining a ratio of debt to EBITDA of no more than 2.25 to 1.00 as of the last day of each fiscal quarter beginning December 31, 1999 for the period of the four fiscal quarters ending on that date; and a ratio of EBITDA to the sum of interest expense, income taxes, debt service, capital expenditures and earnout payments of at least 1.00 to 1.00 at all times.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The 1999 annual meeting of stockholders of the Company was held on November 18, 1999. The Company submitted to a vote of stockholders, through the solicitation of proxies, the election of nine directors, representing the entire Board of Directors. The votes cast for, against and withheld with respect to each nominee for election as director were as follows:

         Nominee               For                    Withheld
        ---------              ---                    Authority
                                                     -----------
Neil Young                  18,114,196                 48,056
R. David Anacker            18,114,316                 47,936
Joe F. Hanauer              18,114,518                 47,734
C. Michael Kojaian          18,114,055                 48,197

Sidney Lapidus             17,640,565            521,687
Reuben S. Leibowitz        17,730,422            431,830
Robert J. McLaughlin       18,114,397             47,855
John D. Santoleri          18,112,366             49,886
Todd A. Williams           18,106,657             55,595

There were no broker non-votes with respect to any of the nominees for director.

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

(4)  Instruments Defining the Rights of Security Holders, including indentures.

4.1 Credit Agreement among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., American National Bank and Trust of Chicago and LaSalle Bank National Association, dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

4.2 Revolving Credit Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $3,714,285.71 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

4.3 Revolving Credit Loan Note executed by the Registrant in favor of American National Bank and Trust of Chicago in the amount of $3,428,571.43 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

4.4 Revolving Credit Loan Note executed by the Registrant in favor of LaSalle Bank National Association in the amount of $2,857,142.86 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

4.5 Reducing Revolving Credit Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $9,285,714.29 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

4.6 Reducing Revolving Credit Loan Note executed by the Registrant in favor of American National Bank and Trust of Chicago in the amount of $8,571,428.57 dated as of October 15, 1999, incorporated herein by reference to Exhibit
     4.6 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

4.7 Reducing Revolving Credit Loan Note executed by the Registrant in favor of LaSalle Bank National Association in the amount of $7,142,857.14 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

4.8 Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

On an individual basis, instruments other than Exhibits listed above under
Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10)  Material Contracts

10.1 Pledge Agreement between the Registrant and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.2 Pledge Agreement between Grubb & Ellis Management Services, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.3 Pledge Agreement between HSM, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.4 Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit
      10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.5 Collateral Trademark Security Agreement by the Registrant in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

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


                                       GRUBB & ELLIS COMPANY
                                       ---------------------
                                         (Registrant)



Date:  February 14, 2000               /s/       Blake W. Harbaugh
                                       ------------------------------------
                                       Blake W. Harbaugh
                                       Senior Vice President and
                                       Chief Financial Officer

                     Grubb & Ellis Company and Subsidiaries

                                 EXHIBIT INDEX

                    for the quarter ended December 31, 1999
                    ---------------------------------------
Exhibit
-------

(27)  Financial Data Schedule