Form 10-Q
period 2000-03-31
GRUBB & ELLIS CO
filed 2000-05-12
CIK 216039

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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

                         2215 Sanders Road, Suite 400,
                             Northbrook, IL 60062
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (847) 753-7500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   ----   ----

                                  19,807,894
               -------------------------------------------------
               (Number of shares outstanding of the registrant's
                         common stock at May 5, 2000.)

                                    PART I



                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                             GRUBB & ELLIS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                            ASSETS

                                                       March 31,     June 30,
                                                         2000          1999
                                                       ---------     --------
Current assets:
   Cash and cash equivalents                            $ 2,502       $ 5,500
   Services fees receivable, net                         14,675         9,019
   Other receivables                                      3,033         2,291
   Prepaids and other current assets                      4,500         5,020
   Deferred tax assets, net                                 942         2,940
                                                       --------      --------
       Total current assets                              25,652        24,770
Noncurrent assets:
   Equipment and leasehold improvements, net             20,430        18,554
   Goodwill, net                                         29,995        28,564
   Deferred tax assets, net                               1,248         3,450
   Other assets                                           7,123         4,455
                                                       --------      --------
       Total assets                                     $84,448       $79,793
                                                       ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $  3,311      $  3,122
   Credit facility indebtedness                               -         7,500
   Acquisition indebtedness                                 782         2,332
   Accrued compensation and employee benefits             9,853         9,511
   Other accrued expenses                                 4,590         2,605
                                                       --------      --------
       Total current liabilities                         18,536        25,070
Long-term liabilities:
   Acquisition indebtedness                                   -           553
   Accrued claims and settlements                         8,558         8,837
   Other liabilities                                        733           851
                                                       --------      --------
       Total liabilities                                 27,827        35,311
                                                       --------      --------
Stockholders' equity:
   Common stock, $.01 par value: 50,000,000 shares
       authorized; issued and outstanding
       19,708,923 (net of 78,500 treasury shares)
       at March 31, 2000 and 19,885,084 shares at
       June 30, 1999                                        197           199
   Additional paid-in-capital                           112,999       112,550
   Retained earnings (deficit)                          (56,575)      (68,267)
                                                       --------      --------
       Total stockholders' equity                        56,621        44,482
                                                       --------      --------
       Total liabilities and stockholders' equity      $ 84,448      $ 79,793
                                                       ========      ========

           See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)

                                               For the three months            For the nine months
                                                  ended March 31,                ended March 31,
                                            ---------------------------     ---------------------------
                                               2000            1999           2000             1999
                                            -----------     -----------     -----------     -----------
Revenue:
   Advisory services fees                   $    76,869     $    46,832     $   257,522     $   195,306
   Management services fees                      16,698          13,130          48,533          39,466
                                            -----------     -----------     -----------     -----------
      Total revenue                              93,567          59,962         306,055         234,772
                                            -----------     -----------     -----------     -----------

Costs and expenses:
   Advisory services commissions                 43,892          26,226         153,868         113,605
   Salaries, wages and benefits                  25,761          21,065          73,993          61,647
   Selling, general and administrative           16,873          14,738          50,729          45,454
   Depreciation and amortization                  2,629           2,011           7,726           5,059
                                            -----------     -----------     -----------     -----------
      Total costs and expenses                   89,155          64,040         286,316         225,765
                                            -----------     -----------     -----------     -----------

      Total operating income (loss)               4,412          (4,078)         19,739           9,007

Other income and expenses:
   Interest and other income                        262             268             800             772
   Interest expense                                 (88)           (200)           (381)           (493)
                                            -----------     -----------     -----------     -----------
      Income (loss) before income taxes           4,586          (4,010)         20,158           9,286

(Provision) benefit for income taxes             (1,926)          1,604          (8,466)         (3,582)
                                            -----------     -----------     -----------     -----------

Net income (loss)                           $     2,660     $    (2,406)    $    11,692     $     5,704
                                            ===========     ===========     ===========     ===========

Net income (loss) per common share
   Basic -                                  $       .14     $      (.12)    $       .59     $       .29
                                            ===========     ===========     ===========     ===========

   Diluted -                                $       .13     $      (.12)    $       .56     $       .26
                                            ===========     ===========     ===========     ===========

Weighted average common shares
 outstanding:
   Basic -                                   19,676,369      19,805,429      19,774,590      19,760,990
                                            ===========     ===========     ===========     ===========

   Diluted -                                 20,894,089      21,479,690      21,020,492      21,709,564
                                            ===========     ===========     ===========     ===========


           See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited - in thousands)

                                                                      For the nine months
                                                                        ended March 31,
                                                                     ---------------------
                                                                       2000         1999
                                                                     --------     --------
Cash Flows from Operating Activities:
    Net income                                                       $ 11,692     $  5,704
    Depreciation and amortization expense                               7,726        5,059
    Adjustments to reconcile net income to net cash
      provided by operating activities                                 (1,421)      (4,107)
                                                                     --------     --------
        Net cash provided by operating activities                      17,997        6,656
                                                                     --------     --------
Cash Flows from Investing Activities:
    Purchase of equipment, software and leasehold improvements         (6,294)      (5,865)
    Cash paid for business acquisitions, net of cash acquired          (1,112)     (17,089)
    Other investing activities                                         (1,900)           -
                                                                     --------     --------
        Net cash used in investing activities                          (9,306)     (22,954)
                                                                     --------     --------
Cash Flows from Financing Activities:
    Repayment of acquisition debt                                      (2,103)           -
    Repayment of borrowings on credit facility                        (11,000)           -
    Borrowings on credit facility                                       3,500        6,000
    Repurchase of common stock                                         (1,983)           -
    Other financing activities                                           (103)         (59)
                                                                     --------     --------
    Net cash (used in) provided by investing activities               (11,689)       5,941
                                                                     --------     --------
        Net decrease in cash and cash equivalents                      (2,998)     (10,357)
Cash and cash equivalents at beginning of period                        5,500       14,251
                                                                     --------     --------
Cash and cash equivalents at end of period                           $  2,502     $  3,894
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

Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be achieved in future periods.

In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements and requires companies to comply with the SAB no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company has not completed its analysis of the impact of SAB 101.

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

     2.   Income Taxes

     The provision for income taxes for the nine months ended March 31, 2000 and 1999 is as follows (in thousands):

                                       For the nine months ended
                                               March 31,
                                       -------------------------
                                            2000       1999
                                           ------     ------
            Current                        $4,266     $  462
            Deferred                        4,200      3,120
                                           ------     ------
                                           $8,466     $3,582
                                           ======     ======

     3.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    Three months ended            Nine months ended
                                                         March 31,                    March 31,
                                               ------------------------     -------------------------
                                                  2000          1999           2000           1999
                                                 -------       -------        -------        -------
Net income (loss)                                $ 2,660       $(2,406)       $11,692        $ 5,704
                                                 =======       =======        =======        =======

Basic earnings per share:
Weighted average common shares outstanding        19,676        19,805         19,774         19,761
                                                 =======       =======        =======        =======
Earnings (loss) per share - basic                $   .14       $  (.12)       $   .59        $   .29
                                                 =======       =======        =======        =======

Diluted earnings per share:
Weighted average common shares outstanding        19,676        19,805         19,774         19,761
Effect of dilutive securities:
   Stock options and warrants (A)                  1,218             -          1,246          1,949
                                                 -------       -------        -------        -------
Weighted average dilutive common shares
  outstanding                                     20,894        19,805         21,020         21,710
                                                 =======       =======        =======        =======
Earnings (loss) per share - diluted              $   .13       $  (.12)       $   .56        $   .26
                                                 =======       =======        =======        =======

     (A) Since the Company recognized a net loss for the three months ended March 31, 1999, the effect of below market price stock options and warrants would be anti-dilutive. These securities which otherwise would have had a dilutive effect of approximately 1.7 million shares, have been excluded from the earnings per share calculation for the three months ended March 31, 1999.

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

Pro Forma Information:

The Company also completed three other acquisitions during fiscal year 1999 (Williams Property Venture d/b/a Smithy Braedon Oncor International and Smithy Braedon Oncor International Management, Inc., Commercial Florida Realty Partners, Inc. and Island Realty Service Group, Inc.) whose results of operations, due to the timing of the acquisitions, are not included in the Company's financial statements for the nine months ended March 31, 1999.

The following unaudited pro forma financial information reflects the operations of the Company for the nine months ended March 31, 1999, assuming the above acquisitions had occurred on July 1, 1998 (in thousands, except share data):

                                                Nine months
                                                   ended
                                                 March 31,
                                                   1999
                                             ---------------
Total revenue                                       $257,189
Income before taxes                                   10,221
Net income                                             6,275
Earnings per share:
     Basic                                               .32
     Diluted                                             .29

The Company's results of operations for the nine months ended March 31, 2000, which include operations acquired from Landauer Associates, Inc. subsequent to the date of acquisition, do not materially differ from pro forma results that would have been obtained for that period.

Pro forma information does not purport to be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

5.  Credit Facility Debt

On October 15, 1999 the Company entered into a new credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), and simultaneously repaid and terminated its prior credit facility. The Credit Agreement consists of a $40 million reducing revolver credit facility to be used for acquisitions and stock repurchases (of which $15 million is uncommitted), along with a $10 million revolving credit facility for working capital purposes. Interest on outstanding borrowings is due quarterly in arrears and is based upon BofA's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. Both credit facilities mature on October 15, 2004, however, the total available commitment on the reducing revolver will be reduced by 20%, 35% and 45% during the third, fourth and fifth year of the facility, respectively. Borrowings totaling $3 million from the new Credit Agreement were used to repay loans under the prior agreement which were outstanding as of September 30, 1999, along with related financing costs of the new facility which are being amortized over the term of the Credit Agreement. As of March 31, 2000, there were no loans outstanding.

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

                                           Advisory     Management     Company
                                           Services      Services       Totals
                                           --------     ----------     --------
Nine months ended March 31, 2000
    Total revenue                          $257,522      $48,533       $306,055
    EBITDA                                   24,757        3,508         28,265
    Total assets as of March 31, 2000        60,932       23,516         84,448
Nine months ended March 31, 1999
    Total revenue                          $195,306      $39,466       $234,772
    EBITDA                                   12,435        2,403         14,838
    Total assets as of March 31, 1999        54,191       23,374         77,565

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements


7.  Commitments and Contingencies

The Company previously disclosed in its Annual Report on Form 10-K for the year ended June 30, 1999, information concerning a lawsuit filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, entitled John W. Matthews, et al. v. Kidder, Peabody & Co., et al. and HSM Inc., et al. During the nine months ended March 31, 2000, there were no material developments in this matter.

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

Revenue in any given quarter during the three fiscal year period ended June 30, 1999, as a percentage of total annual revenue, ranged from a high of 31.4% to a low of 19.1%, with revenue earned in the third quarters of each of the last three fiscal years ranging from 19.1% to 21.3%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ended June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the nine months ended March 31, 2000 was $306.1 million, an increase of 30.4% over revenue of $234.8 million for the same period last year, reflecting stronger real estate markets overall and increased business activity across the Company's service lines. This improvement related primarily to a $62.2 million increase in advisory services fees over the same period in 1999, which was due to an increased amount of strategic and select corporate account activity and the effect of acquisitions completed during or after the second quarter of fiscal 1999. Management services fees of $48.5 million for the nine months ended March 31, 2000 increased by $9.1 million, or 23.0%, as a result of increased activity in business services and property management and facilities management outsourcing assignments.

Total revenue for the quarter ended March 31, 2000 was $93.6 million, an increase of 56% over revenue of $60 million for the same period last year. Advisory services fees increased $30 million or 64.1% over the prior year period, while management services fees increased by $3.6 million, or 27.2%.

Costs and Expenses

Advisory services commission expense is the Company's major expense and is a direct function of transaction related revenue levels, which include advisory service commissions and other fees. Professionals participate in advisory services fees at rates which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased by 158 basis points and 110 basis points for the nine months and quarter ended March 31, 2000, respectively, as compared to the same periods in 1999. This increase was due to higher participation rates in effect at some of the companies acquired over the past two years as well as larger percentages of the fiscal 2000 revenue generated by professionals in the higher commission brackets.

Total costs and expenses, other than advisory services commissions and depreciation and amortization, increased by $17.6 million, or 16.5%, for the first nine months of fiscal year 2000 compared to the same period in fiscal year 1999. For the quarter ended March 31, 2000, these same costs and expenses increased by $6.8 million, or 19.1%, compared to the same quarter in fiscal year 1999. The rise in these operating costs is attributable partially to the incremental operating and integration costs associated with the acquisition of Landauer Associates, Inc. in the first quarter of fiscal 2000, along with additional costs and expenses related to fiscal 1999 acquisitions and infrastructure and personnel to support the overall revenue growth of the Company.

Depreciation and amortization expense for the quarter and nine months ended March 31, 2000 increased to $2.6 million from $2.0 million and to $7.7 million from $5.1 million, respectively, in the comparable periods last year, as the Company placed in service numerous technology infrastructure improvements during the latter part of fiscal year 1999 and through the first half of fiscal year 2000. Amortization of the goodwill related to the Company's various business acquisitions during 1998 and 1999 also contributed to this increase. The Company also signed multi-year service contracts with certain key advisory professionals, the costs of which are being amortized over the lives of the respective contracts which are generally two to three years. Amortization expense relating to these contacts of $538,000 and $1,506,000 was recognized in the quarter and nine months ended March 31, 2000, respectively, compared to $376,000 and $791,000 for each of the same periods in the prior year. In previously filed financial statements, these costs were included in advisory services commissions expense, and have been reclassified for comparative purposes for all periods presented.

Net Income

Net income for the nine months ended March 31, 2000 was $11.7 million, or $.56 per common share on a diluted basis, as compared to net income of $5.7 million, or $.26 per common share for the same period in fiscal year 1999, primarily due to stronger operations in the third quarter of fiscal 2000. Net income for the quarter ended March 31, 2000 of $2.7 million, or $.13 per common share on a diluted basis, was an increase of $.25 per common share over the same period in fiscal 1999, due primarily to increased advisory services revenues achieved without a commensurate increase in fixed infrastructure costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of approximately $18.0 million in the nine months ended March 31, 2000. Investing activities totaling $9.3 million were funded using this cash, including $6.3 million of purchases of equipment, software and leasehold improvements and $3.0 million related to new business acquisitions and investments. The Company also funded net financing activities of $11.7 million, including $9.6 million for net credit facility and acquisition debt repayments, and $2 million for the repurchase of its common stock.

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

On October 15, 1999 the Company entered into a new credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), and simultaneously repaid and terminated its prior credit facility. The Credit Agreement consists of a $40 million reducing revolver credit facility to be used for acquisitions and stock repurchases (of which $15 million is uncommitted), along with a $10 million revolving credit facility for working capital purposes. Borrowings from the new Credit Agreement were used to repay outstanding loans, along with related financing costs of the new facility which are being amortized over the term of the Credit Agreement. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information. During the three months ended March 31, 2000, all remaining loans under the current facility were repaid.

In August 1999 the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of March 31, 2000, the Company had repurchased 359,900 shares at a total cost of approximately $1,980,000.

The Company believes that its short-term and long-term operating cash requirements will be met by operating cash flow. In addition, the Company's credit facility is available for additional capital needs. In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company's cash requirements are not met by operating cash flow or borrowings under its credit facility, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

The Company continues to explore additional strategic acquisition opportunities that have the potential to broaden its geographic reach, increase its market share to a significant portion and/or expand the depth and breadth of its current lines of business. The sources of consideration for such acquisitions could be cash, the Company's current credit facility, new debt, and/or the issuance of stock. Although it is the Company's intent to actively pursue this strategy, no assurances can be made that any additional acquisitions will be made.

In March 2000, the Company announced that it had established a global strategic alliance with Knight Frank, a London based international real estate services company, to create a common service platform to provide consistent quality service worldwide. The alliance calls for an exclusive referral arrangement in areas of shared capability, and will entail, among other initiatives, the coordination of marketing efforts, integration of market research capabilities and interconnection of technology systems. As part of the agreement, Grubb & Ellis Europe Inc., a subsidiary of the Company, will be integrated into Knight Frank.

                                    PART II



                               OTHER INFORMATION

                     (Items 1 through 5 are not applicable
                     for the quarter ended March 31, 2000)

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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

10.6 Amendment No. 1 to the Grubb & Ellis Company Executive Change of Control Plan, effective as of February 10, 2000.

10.7 First Amendment to the Grubb & Ellis Company 1998 Stock Option Plan, effective as of February 10, 2000.

(27)  Financial Data Schedule.

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


                                           GRUBB & ELLIS COMPANY
                                           ---------------------
                                             (Registrant)



Date: May 12, 2000                /s/   Blake W. Harbaugh
                                  -------------------------------------
                                         Blake W. Harbaugh
                                         Senior Vice President and
                                         Chief Financial Officer

                     Grubb & Ellis Company and Subsidiaries

                                 EXHIBIT INDEX

                      for the quarter ended March 31, 2000
                      ------------------------------------
Exhibit
-------

(10)  Material Contracts

10.6 Amendment No. 1 to the Grubb & Ellis Company Executive Change of Control Plan, effective February 10, 2000.

10.7 First Amendment to the Grubb & Ellis Company 1998 Stock Option Plan, effective as of February 10, 2000.

(27)  Financial Data Schedule