Form 10-K
period 2000-06-30
GRUBB & ELLIS CO
filed 2000-09-28
CIK 216039

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000

                                      OR
       [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                       Commission file number    1-8122
                                                 ------

                             GRUBB & ELLIS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        94-1424307
--------------------------------                     ----------------------
 (State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                          Identification No.)

                         2215 Sanders Road, Suite 400,
                     Northbrook IL, 60062
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (847) 753-7500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class     Name of each exchange on which registered
        --------------------    -----------------------------------------
             Common Stock                 New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of August 18, 2000 was approximately
$28,811,000.

The number of shares outstanding of the registrant's common stock as of August 18, 2000 was 19,874,669 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 2000) are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
COVER PAGE                                                                   1

TABLE OF CONTENTS                                                            2

Part I.

     Item 1.         Business                                                3

     Item 2.         Properties                                              6

     Item 3.         Legal Proceedings                                       6

     Item 4.         Submission of Matters to a Vote of Security Holders     6

Part II.

     Item 5.         Market for the Registrant's Common Equity
                         and Related Stockholder Matters                     7

     Item 6.         Selected Financial Data                                 8

     Item 7.         Management's Discussion and Analysis of Financial       9
                          Condition and Results of Operations

     Item 7A.        Quantitative and Qualitative Disclosures About Market
                      Risk                                                  15

     Item 8.         Financial Statements and Supplementary Data            16

     Item 9.         Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                40

Part III.

     Item 10.        Directors and Executive Officers of the Registrant     41

     Item 11.        Executive Compensation                                 41

     Item 12.        Security Ownership of Certain Beneficial
                       Owners and Management                                41

     Item 13.        Certain Relationships and Related Transactions         41

Part IV.

     Item 14.        Exhibits, Financial Statement Schedules,
                         and Reports on Form 8-K                            42

SIGNATURES                                                                  48

EXHIBIT INDEX                                                               50

                             GRUBB & ELLIS COMPANY

                                    PART I

                          ___________________________


Item 1.  Business

General

Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (the "Company") is a full service commercial real estate company. The Company has a global strategic alliance with Knight Frank, one of the leading property consulting firms in Europe and Asia. The Company, through its offices, affiliates and alliance with Knight Frank, provides a full range of real estate services, including advisory, management and consultative services, to users and investors worldwide. With the collective resources of nearly 7,000 people in 200 offices in 27 countries, the Company's professionals arrange the sale or lease of such business properties as industrial, retail and office buildings, as well as the acquisition and disposition of multi-family and hospitality properties and commercial land. Major multiple-market clients have a single point of contact through the Company's Corporate and Financial Services Groups for coordination of all services as well as site selection, feasibility studies, market forecasts and research. The Company is one of the nation's largest publicly traded commercial real estate firms, based on total revenue.

Property and facilities management services are provided by Grubb & Ellis Management Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company. GEMS had approximately 150 million square feet of property under management as of June 30, 2000.

Strategic Initiatives

In fiscal 2000, the Company continued to pursue its business strategy of diversifying its revenue beyond commercial brokerage by enhancing the quality of its service to better meet the needs of its multi-market clients. These initiatives include the Company's Corporate Services and Financial Services Groups, which utilize a relationship management system to allow the Company to respond to the increasing demand from major corporate and institutional clients for expanded services through a single point of contact. The Company also broadened its national affiliate program, through alliances with 34 real estate services firms, which has enabled it to enter markets where it previously did not have a formal presence and to better meet the multi-market needs of national clients. The Company has also invested in technology systems designed to provide a scalable platform for growth and to efficiently deliver and share data with clients. Among them is what the Company believes to be a state-of-the-art, company-wide information sharing and research network which enables its professional staff across all offices to work more efficiently, access the latest market intelligence, and more fully address clients' needs.

Since July 1998, the Company also completed four acquisitions that reinforce its strategy of increasing its presence in key markets. Those acquisitions included: Bishop Hawk, Inc., a Northern California real estate services firm; Smithy Braedon Oncor International, serving the greater

Washington D. C. metropolitan area; Commercial Florida Realty Partners, Inc., a southern Florida firm; and Island Realty Service Group, Inc., a real estate services firm based in Long Island, New York. In addition, in July 1999, the Company acquired substantially all of the assets of Landauer Associates, Inc., a national real estate valuation and consulting firm with offices in several major cities across the United States.

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

In August 1999, the Company announced its intent to repurchase, from time to time, up to $3.0 million of its common stock on the open market. See Item 7 of this Report for additional information.

Organization

The Company is organized in the following business segments, in order to provide the real estate related services described below. Additional information on these business segments can be found in Note 13 of Notes to Consolidated Financial Statements under Item 8 of this Report.

Advisory Services

The Company advises and represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transactions involve various types of commercial real estate, including office, industrial, retail, hospitality and land. In addition, the Company delivers consulting and strategic planning services to its clients, including site selection, feasibility studies, exit strategies, market forecasts, appraisals and demographics and research services. Historically, these services have represented a significant portion of the Company's revenue, and in fiscal year 2000 represented 84% of the Company's total revenue.

Management Services

GEMS provides comprehensive property management, agency leasing and related services for properties owned primarily by institutional investors, along with facilities management services for corporate users. Related services include construction management, business services and engineering services. In fiscal year 2000, these services represented the remaining 16% of the Company's total revenue.

Competition

The Company competes in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other real estate service providers, but also from accounting and appraisal firms and self-managed real estate investment trusts. Although many of the Company's competitors are local or regional firms that are substantially smaller than the Company, some of these firms are substantially larger than the Company on a local or regional basis. In general, there can be no assurance that the Company will be able to continue to compete effectively, to maintain current fee levels or margins, or maintain or increase its market share. Due to the Company's solid capital base, its relative strength and longevity in the markets in which it presently operates, and its ability to offer clients a range of real estate services on a local, regional, national and international basis, the Company believes that it can operate successfully in the future in this highly competitive industry, although there can be no assurances in this regard.

Environmental Regulation

Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company and the industry in general. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject the Company to liability
to a buyer or lessee of property.   Applicable laws and contractual obligations
to property owners could also subject the Company to environmental liabilities through the provision of management services. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. The Company may be held liable as an operator for such costs in its role as an on-site property manager. Liability can be imposed even if the original actions were legal and the Company had no knowledge of, or was not responsible for, the presence of the hazardous or toxic substances. Further, the Company may also be held responsible for the entire payment of the liability if it is subject to joint and several liability and the other responsible parties are unable to pay. The Company may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which could adversely affect the Company's advisory and management services. The Company's financial results and competitive position for the fiscal year 2000 have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned.

Seasonality

A substantial component of the Company's revenues, as well as the related commission expense, is transactional in nature and as a result is subject to seasonal fluctuations. However, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 2000, 1999 and 1998, as a percentage of total annual revenue, ranged from a high of 31.4% to a low of 19.1%.

Service Marks

The Company has registered trade names and service marks for the "Grubb & Ellis" name and logo. The right to use the "Grubb & Ellis" name is considered an important asset of the Company, and the Company actively defends and enforces such trade names and service marks.

Real Estate Markets

The Company's business is highly dependent on the commercial real estate markets, which in turn are impacted by such factors as the general economy, interest rates and demand for real estate in local markets. Changes in one or more of these factors could either favorably or unfavorably impact the volume of transactions and prices or lease terms for real estate. Consequently, the Company's revenue from advisory services and property management fees, operating results, cash flow and financial condition could also be impacted by changes in these factors.


Item 2.    Properties

The Company leases all of its office space. The terms of the leases vary depending on the size and location of the office. As of June 30, 2000, the Company leased approximately 733,000 square feet of office space in 68 locations under leases, which expire at various dates through July 31, 2010. For those leases which are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. For further information, see Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Report.

Item 3.    Legal Proceedings

The information called for by Item 3 is included in Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this Report.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                             GRUBB & ELLIS COMPANY

                                   PART   II

                          ___________________________


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The principal market for the Company's common stock is the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices of the Company's common stock on the NYSE for each quarter of the fiscal years ended June 30, 2000 and 1999.

                                                    2000                                         1999
                                 -----------------------------------------        ------------------------------------
                                           High                  Low                       High              Low
                                           ----                  ---                       ----              ---
First Quarter                    $      5 15/16              $  4 5/8             $      4  1/16         $  8 3/8
Second Quarter                   $            6              $  4 9/16            $     10  5/16         $  7 7/16
Third Quarter                    $            6              $  4 9/16            $      7  7/8          $  6 1/4
Fourth Quarter                   $       6  7/8              $  5 1/4             $      6  7/8          $  5 1/16


As of August 18, 2000, there were 1,911 registered holders of the Company's common stock and 19,874,669 shares of common stock outstanding, of which 15,072,831 were held by persons who may be considered "affiliates" of the Company, as defined in Federal securities regulations. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

No cash dividends were declared on the Company's common stock during the fiscal years ended June 30, 2000 or 1999. The Company has agreed, under the terms of its revolving credit facility, not to pay cash dividends on its common stock for the duration of the facility, without obtaining an appropriate waiver from the lenders. See "Liquidity and Capital Resources" under Item 7 of this Report.

Item 6.    Selected Financial Data

Five Year Comparison of Selected Financial and Other Data for the Company:

                                                                                for the years ended June 30,
                                                                                ----------------------------
                                                           2000            1999            1998            1997            1996
                                                           ----            ----            ----            ----            ----
                                                                   (in thousands, except per share amounts and share data)

Total revenue                                         $   413,535     $   314,101     $   282,834     $   228,630     $  193,728
Net income                                                 16,290           8,079          21,506          19,010          2,102
Dividends in arrears applicable to preferred
stockholders                                                    -               -               -          (1,431)        (3,012)
Provision for income taxes                                (10,958)         (5,301)           (447)           (372)          (198)
Reduction in deferred tax asset
  valuation allowance                                           -           1,325           6,504           3,220              -

Net income (loss) applicable to common
  stockholders (1)                                         16,290           8,079          21,506          17,579           (910)

Net income (loss) per common share (1)
  - Basic                                                     .82            0.41            1.10            1.22           (.10)
  - Diluted                                                   .77            0.37             .98             .97           (.10)

Weighted average common shares
   -Basic                                              19,779,220      19,785,715      19,607,352      14,429,971      8,870,720
   -Diluted                                            21,037,311      21,587,898      22,043,920      19,567,635      8,870,720

Other Data:

EBITDA (2)                                            $    39,472     $    20,085     $    19,118     $    17,629     $    7,418
EBITDA as a percent of  total revenue                         9.5%            6.4%            6.8%            7.7%           3.8%

(1)
  Net income (loss) and per share data reported on the above table reflect other non-recurring expenses in the amount of $2.65 and $2.4 million for the fiscal years ended June 30, 2000 and 1997, respectively. Other non-recurring income of $462,000 is included in the results for the fiscal year ended June 30, 1996.
Net income for the fiscal year ended June 30, 1997 includes $5.4 million in extraordinary gain, net of taxes, on the extinguishment of debt. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Report.

(2)
  The Company defines EBITDA as earnings before interest expense, income taxes, depreciation and amortization, adjusted to exclude other non-recurring income and expense and extraordinary items, which may not be comparable to measures of the same title reported by other companies.


                                                                        as of June 30,
                                                                        --------------

                                               2000            1999             1998             1997            1996
                                            -----------     -----------      -----------      -----------     ----------
                                                         (in thousands, except per share amounts and share data)
Consolidated Balance Sheet Data:
Total assets                                $   103,235     $    79,793      $    63,518      $    36,696     $   29,658
Working capital                                  11,883            (300)          15,822           16,985          8,064
Long-term debt                                        -             553              459                -         27,514
Other long-term liabilities                       9,551           9,688           10,118           12,700         14,948
Stockholders' equity (deficit)                   61,620          44,482           35,414           12,923        (27,475)
Book value per common share                        3.11            2.24             1.80              .66          (3.08)
Common shares outstanding                    19,810,894      19,885,084       19,721,056       19,509,952      8,916,415

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain items discussed in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe", "expect", "should," "plan," "intend" and "anticipate." Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks.

     All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     Factors which could adversely affect the Company's ability to obtain these results include, among other things:

 .    Decline in the Volume and Prices of Real Estate Transactions. The Company's
     ------------------------------------------------------------
revenue is largely based on commissions from real estate transactions. As a result, a decline in the volume of real estate available for lease or sale, or in real estate prices, could have a material adverse effect on the Company's revenues.

 .    General Economic Slowdown or Recession in the Real Estate Markets. Periods
     -----------------------------------------------------------------
of economic slowdown or recession, rising interest rates or declining demand for real estate, both on a general or regional basis, will adversely affect certain segments of the Company's business. Such economic conditions could result in a general decline in rents and sales prices, a decline in the level of investment in real estate, a decline in the value of real estate investments and an increase in defaults by tenants under their respective leases, all of which in turn would adversely affect revenues from advisory services fees and brokerage commissions which are derived from property sales, aggregate rental payments and property management fees.

 .    The Company's Debt Level and Ability to Make Principal and Interest
     -------------------------------------------------------------------
Payments. As a result of the Company's strategic initiatives, the Company may
--------
incur substantial amounts of debt. Any material downturn in the Company's revenue or increase in its costs and expenses could render the Company unable to meet its debt obligations.

 .    Expenses Related to Initiatives.  As discussed in Part I, Item 1 of this
     -------------------------------
Annual Report under "Strategic Initiatives," the Company has undertaken, and plans to continue to undertake, a number of strategic initiatives, some of which involve investments in technology systems and people.

The investments related to some or all of these new initiatives may result in significant expenditures by the Company. The Company's results of operations could be adversely affected if these strategic initiatives are unsuccessful.

 .    Impact of the Internet  A real estate advisory firm's ability to deliver
     ----------------------
quality services depends in part on the collection and dissemination of market information to its clients. Although the role of the Internet in the commercial real estate industry is still in its infancy, the risk exists that in the future it will replace some of the functions of the professional real estate advisor in these areas. This potential competition for certain services may in turn cause a downward pressure on commission rates, and therefore impact the revenues of the Company.

 .    Risks Associated with Acquisitions.  As discussed in Part I, Item I of this
     ----------------------------------
Annual Report under "Strategic Initiatives," the Company has completed a number of acquisitions and established a strategic alliance. There can be no assurance that significant difficulties in integrating operations acquired from other companies and in coordinating and integrating systems in a strategic alliance will not be encountered, including difficulties arising from the diversion of management's attention from other business concerns, the difficulty associated with assimilating groups of broad and geographically dispersed personnel and operations and the difficulty in maintaining uniform standards and policies. There can be no assurance that the integration will ultimately be successful, that the Company's management will be able to effectively manage any acquired business or that any acquisition or strategic alliance will benefit the Company overall.

 .    Liabilities Arising from Environmental Laws and Regulations. Part I, Item I
     -----------------------------------------------------------
of this Annual Report under "Environmental Regulation" discusses potential risks related to environmental laws and regulations.

 .    The Company Faces Intense Competition.  Part I, Item I of this Annual
     -------------------------------------
Report under "Competition" discusses potential risks related to competition.

 .    The Company's Revenues are Seasonal.  Part I, Item I of this Annual Report
     -----------------------------------
under "Seasonality" discusses potential risks related to the seasonal nature of the Company's business.

 .    The Company's Ability to Attract and Retain Qualified Personnel.  The
     ---------------------------------------------------------------
growth of the Company's business is largely dependent upon its ability to attract and retain qualified personnel in all areas of its business. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit its growth, and its business and operating results could suffer.

 .    Control by Existing Stockholders.  A single investor beneficially owns
     --------------------------------
approximately 46% of the outstanding common stock of the Company. As a result, this investor can significantly influence the Company's affairs and policies and the approval or disapproval of most matters submitted to a vote of the Company's stockholders, including the election of directors.

 .    Other Factors.  Other factors described elsewhere in this Annual Report.
     -------------


                             RESULTS OF OPERATIONS
Overview

The Company reported net income of $16.3 million for the year ended June 30, 2000, reflecting continued growth from its major acquisitions in fiscal year 1999, increased revenues from its focus on multi-market corporate and institutional clients, and improved cost productivity resulting from the Company's continuing investment in technology and personnel.

The Company's advisory services fees, fueled in part by a continued strong economy and commercial real estate markets, increased by 33.9% to $348.2 million in fiscal year 2000, while management services fee revenue increased by 21.0% or $11.3 million for the same period.

Fiscal Year 2000 Compared to Fiscal Year 1999

Revenue

The Company's revenue is derived principally from advisory services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition assignments as well as fees from valuation, consulting and asset management assignments. Management services fees comprise the remainder of the Company's revenues, and include fees related to property management and facilities management outsourcing, engineering and construction management services, business services and agency leasing.

Total revenue for fiscal year 2000 was $413.5 million, an increase of 31.7% from $314.1 million for fiscal year 1999, reflecting stronger real estate markets overall and increased business activity across the Company's service lines.
This improvement related primarily to an $88.1 million, or 33.9%, increase in advisory services fees as a result of growth in strategic and select corporate account activity, along with the effect of acquisitions completed in fiscal year
1999.   Management services fees of $65.4 million increased by $11.3 million, or
21.0%, in fiscal 2000 compared to the prior year, as a result of increased activity in business services and property management and facilities management outsourcing assignments.

Cost and Expenses

Advisory services commission expense is the Company's major expense and is a direct function of transaction related revenue levels, which include advisory service commissions and other fees. Professionals participate in advisory service fees at rates, which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased by 200 basis points for fiscal year 2000 as compared to fiscal year 1999. This increase was due to higher participation rates in effect at some of the companies acquired over the past two years as well as larger percentages of the fiscal year 2000 revenue generated by professionals in the higher commission brackets.

Total costs and expenses, other than advisory services commissions, depreciation and amortization and other non-recurring expenses, increased by $22.1 million, or 15.3%, for fiscal year 2000 compared to fiscal year 1999. The rise in these operating costs is attributable partially to the incremental operating and integration costs associated with the acquisition of Landauer Associates, Inc. in the first quarter of fiscal 2000, along with additional costs and expenses related to fiscal 1999 acquisitions and infrastructure and personnel to support the overall revenue growth of the Company.

Depreciation and amortization expense for fiscal year 2000 increased to $10.5 million from $7.3 million in fiscal year 1999 as the Company placed in service numerous technology infrastructure improvements during the latter part of fiscal year 1999 and through the first half of fiscal year 2000. Amortization of goodwill related to the Company's various business acquisitions during 1998 and 1999 also contributed to this increase. The Company also signed multi-year service contracts with certain advisory professionals over the last two fiscal years, the costs of which are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $2.2 million was recognized in fiscal year 2000, compared to $1.2 million in the prior year. In previously filed financial statements, these costs were included in advisory services commissions expense, and have been reclassified for comparative purposes for all periods presented.

Other non-recurring expenses totaling $2.7 million for fiscal year 2000 were recognized in connection with the resignation of the Company's former chairman and chief executive officer.

Interest expense incurred in fiscal years 2000 and 1999 was due primarily to seller financing related to business acquisitions made in calendar year 1998, as well as credit facility borrowings in the last half of fiscal year 1999.

Income Taxes

As of June 30, 2000, the Company had gross deferred tax assets of $10.0 million, with $2.8 million of the deferred tax assets relating to net operating loss carry forwards which will be available to offset future taxable income through 2008. Management believes that, due to favorable economic conditions, the elimination of long-term debt and the recent trend of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the majority of these net deferred tax assets. The Company has recorded a valuation allowance for $4.4 million against the deferred tax assets as of June 30, 2000 and will continue to do so until such time as management believes that it is more likely than not that the Company will realize such tax benefits. Although uncertainties exist as to these events, the Company will continue to review its operations periodically to assess whether and when all deferred tax assets may be realized. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Net Income

Net income for fiscal year 2000 was $16.3 million, or $.77 per common share on a diluted basis, as compared to net income of $8.1 million, or $.37 per common share for fiscal year 1999. The Company generated basic earnings per share of $.82 and $.41 in fiscal years 2000 and 1999, respectively. Included in net income were deferred tax benefits of $1.4 million and $1.3 million for fiscal years 2000 and 1999, respectively.

Stockholders' Equity

During fiscal year 2000, stockholders' equity increased $17.1 million to $61.6 million from $44.5 million at June 30, 1999. In addition to net income of $16.3 million for fiscal year 2000, the Company received $1.2 million from the sale of common stock under its stock option plans and employee stock purchase plan. The Company also issued a warrant to Aegon USA Realty Advisors, Inc., to purchase 600,000 shares of its common stock, which was valued at $1.6 million, and repurchased 359,900 shares of its common stock for approximately $2.0 million. In addition, the Company agreed to pay $1.6 million to its former chairman and chief executive officer in return for the cancellation of options to purchase 465,000 shares of common stock of the Company. See Notes 7 and 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information. The book value per common share issued and outstanding increased to $3.11 at June 30, 2000 from $2.24 at June 30, 1999.

Fiscal Year 1999 Compared to Fiscal Year 1998

Revenue

Total revenue for fiscal year 1999 was $314.1 million, an increase of 11.1% over revenue of $282.8 million for fiscal year 1998. This improvement related primarily to an $18.2 million, or 50.9%, increase in management services fees as a result of increased activity in property and facilities management and business services and continued gains in outsourcing contracts. Advisory services fees increased by $13.0 million, or 5.3%, in fiscal year 1999 compared to the prior year, although such fees related to investment sales for the same periods decreased 26.6% due to fallout from the tightened credit market experienced by the real estate industry in the latter half of calendar 1998. Advisory services fee revenues, excluding fees related to investment sales, increased by 12.9% in fiscal year 1999 as compared to fiscal year 1998.

Cost and Expenses

As a percentage of advisory services revenues, related commission expense increased slightly, due to higher participation percentages attributable to higher production levels, and higher costs related to guaranteed participation amounts for newly hired professionals.

Total costs and expenses, other than advisory services commissions, increased by $22.6 million, or 17.7%, for fiscal year 1999 compared to fiscal year 1998. These increases were due to increased operating, depreciation and amortization expenses attributable to the nine acquisitions made by the Company during fiscal year 1999 and the latter part of fiscal year 1998, as well as higher variable operating costs associated with increases in its management services business.

Interest expense incurred in fiscal year 1999 was due primarily to seller financing related to business acquisitions made in calendar year 1998, as well as credit facility borrowings in the last half of fiscal year 1999.

Income Taxes

As of June 30, 1999, the Company had gross deferred tax assets of $11.9 million, with $5.4 million of the deferred tax assets relating to net operating loss and tax credit carry forwards. The Company recorded a valuation allowance for $4.3 million against the deferred tax assets as of June 30, 1999. The Company reduced the valuation allowance by $1.3 million to recognize deferred tax assets expected to be realized in future years.

Net Income

Net income for fiscal year 1999 was $8.1 million, or $.37 per common share on a diluted basis, as compared to net income of $21.5 million, or $.98 per common share, for fiscal year 1998. The Company generated basic earnings per share of $.41 and $1.10 in fiscal years 1999 and 1998, respectively. Included in net income were deferred tax benefits of $1.3 million and $6.5 million for fiscal years 1999 and 1998, respectively.

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

                        LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2000, cash and cash equivalents increased by $12.4 million primarily as a result of cash provided by operating activities of $34.9 million offset by cash used in investing activities of $11.0 million and financing activities of $11.5 million. Net cash used in investing activities related to $8.0 million of technology infrastructure investments and purchases of other equipment and leasehold improvements and cash paid in connection with business acquisitions and investments totaling $3.0 million. Net cash used in financing activities related to $7.5 million of repayments on the Company's credit facility, $900,000 of financing fees paid in connection with the credit facility, the repayment of $2.4 million of seller indebtedness related to the Company's recent acquisitions, and the repurchase of common stock totaling $2.0 million. The Company also received $1.2 million from the issuance of stock pursuant to its employee stock purchase plan and stock option plans.

On October 15, 1999 the Company entered into a credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), and simultaneously repaid and terminated its prior credit facility. The Credit Agreement consists of a $40 million reducing revolver credit facility to be used for acquisitions and stock repurchases along with a $10 million revolving credit facility for working capital purposes. Borrowings from the Credit Agreement were used to repay outstanding loans, along with related financing costs of the new facility which are being amortized over the term of the Credit Agreement. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information. As of June 30, 2000, all remaining loans under the current facility had been repaid.

In August 1999 the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2000, the Company had repurchased 359,900 shares at a total cost of approximately $1,983,000.

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

Although current market dynamics have limited opportunities for short-term accretive acquisitions, the Company continues to explore additional strategic acquisition opportunities that have the potential to broaden its geographic reach, increase its market share to a significant portion and/or expand the depth and breadth of its current lines of business. The sources of consideration for such acquisitions could be cash, the Company's current credit facility, new debt, and/or the issuance of stock, or a combination of the above. Although it is the Company's intent to actively pursue this strategy, no assurances can be made that any additional acquisitions will be made.

The Company's revolving credit facility contains certain restrictive covenants including restrictions on the payment of dividends, acquisitions, dispositions of assets, indebtedness, liens, investments, the extension of credit and the issuance of certain types of preferred stock, and the maintenance of a certain ratio of debt to cash flow. As of June 30, 2000, the Company was in compliance with all covenants of the credit facility.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at June 30, 2000. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.



ERNST & YOUNG LLP

Chicago, Illinois
August 24, 2000

                             GRUBB & ELLIS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             June 30, 2000 and 1999
                       (in thousands, except share data)

                                     ASSETS

                                                                   2000                 1999
                                                            ------------------    -----------------
Current assets:
    Cash and cash equivalents                                 $         17,862      $         5,500
    Service fees receivable, net                                        17,060                9,019
    Other receivables                                                    3,416                2,291
    Advisor service contracts, net                                       2,364                1,618
    Prepaids and other current assets                                    2,113                3,402
    Deferred tax assets, net                                             1,132                2,940
                                                            ------------------    -----------------
            Total current assets                                        43,947               24,770

Noncurrent assets:
    Equipment, software and leasehold improvements, net                 20,501               18,554
    Goodwill, net                                                       29,559               28,564
    Deferred tax assets, net                                             3,133                3,450
    Other assets                                                         6,095                4,455
                                                            ------------------    -----------------

             Total assets                                     $       103,235       $       79,793
                                                            ==================    =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                          $         9,554       $         3,122
    Credit facility indebtedness                                            -                 7,500
    Acquisition indebtedness                                              519                 2,332
    Accrued compensation and employee benefits                         14,316                 9,511
    Other accrued expenses                                              7,675                 2,605
                                                            -----------------     -----------------
             Total current liabilities                                 32,064                25,070

Long-term liabilities:
    Acquisition indebtedness                                                -                   553
    Accrued claims and settlements                                      8,741                 8,837
    Other liabilities                                                     810                   851
                                                            -----------------     -----------------
             Total liabilities                                         41,615                35,311
                                                            -----------------     -----------------


Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 shares
      authorized; 19,810,894 and
      19,885,084 shares issued and outstanding at
      June 30, 2000 and 1999, respectively                                198                   199
    Additional paid-in-capital                                        113,399               112,550
    Retained earnings (deficit)                                       (51,977)              (68,267)
                                                           -------------------    ------------------
             Total stockholders' equity                                61,620                44,482
                                                            ------------------    ------------------

             Total liabilities and stockholders' equity              $103,235              $ 79,793
                                                            =================     =================


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
               for the years ended June 30, 2000, 1999 and 1998
                       (in thousands, except share data)

                                                                             2000            1999               1998
                                                                       ---------------   -------------    --------------
Revenue:
     Advisory services fees                                            $       348,165   $     260,071    $      247,040
     Management services fees                                                   65,370          54,030            35,794
                                                                       ---------------   -------------    --------------
      Total revenue                                                            413,535         314,101           282,834
                                                                       ---------------   -------------    --------------
Costs and expenses:
     Services commissions                                                      208,260         150,343           140,457
     Salaries, wages and benefits                                               98,383          83,531            70,680
     Selling, general and administrative                                        68,304          61,064            53,816
     Depreciation and amortization                                              10,521           7,328             3,563
     Other non-recurring expenses                                                2,650               -                 -
                                                                       ---------------   -------------    --------------
       Total costs and expenses                                                388,118         302,266           268,516
                                                                       ---------------   -------------    --------------
        Total operating income                                                  25,417          11,835            14,318
Other income and expenses:
     Interest and other income                                                     884             922             1,237
     Interest expense                                                             (413)           (702)             (106)
                                                                       ---------------   -------------    --------------
      Income before income taxes                                                25,888          12,055            15,449

 (Provision) benefit for income taxes                                           (9,598)         (3,976)            6,057
                                                                       ---------------   -------------    --------------


     Net income                                                        $        16,290   $       8,079    $       21,506
                                                                       ===============   =============    ==============


Net income per common share:
     Basic-                                                            $          0.82   $        0.41    $         1.10
                                                                       ===============   =============    ==============

     Diluted-                                                          $          0.77   $        0.37    $         0.98
                                                                       ===============   =============    ==============

 Weighted average common shares outstanding:
     Basic-                                                                 19,779,220      19,785,715        19,607,352
                                                                       ===============   =============    ==============

     Diluted-                                                               21,037,311      21,587,898        22,043,920
                                                                       ===============   =============    ==============

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended June 30, 2000, 1999 and 1998
                       (in thousands, except share data)

                                        Common Stock
                                        ------------

                                                                                         Retained          Total
                                Outstanding                        Additional            Earnings       Stockholders'
                                   Shares           Amount      Paid-In-Capital          (Deficit)         Equity
                              ---------------   -------------  -------------------  ------------------  ---------------
Balance as of June 30, 1997        19,509,952   $       196    $        110,579     $        (97,852)   $      12,923

Employee common stock
  purchases and net
  exercise of stock
  options                             211,104             2                 983                    -              985

Net income                                  -             -                   -               21,506           21,506
                              ---------------   -----------    ----------------     ----------------    -------------
Balance as of June 30, 1998        19,721,056           198             111,562              (76,346)          35,414

Employee common stock
  purchases and net
  exercise of stock
  options                             164,028             1                 988                    -              989
Net income                                  -             -                   -                8,079            8,079
                              ---------------   -----------    ----------------     ----------------    -------------
Balance as of June 30, 1999        19,885,084           199             112,550              (68,267)          44,482

Stock warrants issued                       -             -               1,620                    -            1,620

Stock repurchases                    (359,900)           (4)             (1,979)                   -           (1,983)

Employee common stock
  purchases and net
  exercise of stock
  options                             285,710             3               1,208                    -            1,211

Net income                                  -             -                   -               16,290           16,290
                              ---------------   -----------    ----------------     ----------------    -------------

Balance as of June 30, 2000        19,810,894   $       198    $        113,399     $        (51,977)   $      61,620
                              ===============   ===========    ================     ================    =============

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended June 30, 2000, 1999 and 1998
                       (in thousands, except share data)

                                                                               2000             1999          1998
                                                                          -------------     ------------   -----------
Cash Flows from Operating Activities:

Net income                                                                $      16,290     $      8,079   $    21,506
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Deferred tax provision (benefit)                                               2,125            3,334        (6,504)
   Depreciation and amortization                                                 10,521            7,328         3,563
   (Recovery) provision for services fees
       receivable valuation allowances                                             (336)             547            96
Increase in services fees receivable                                             (7,705)            (541)       (4,488)
Increase in prepaid and other assets                                             (2,135)          (6,040)       (1,321)
Increase (decrease) in accounts payable                                           6,432             (723)          699
Increase in compensation and employee benefits payable                            4,805            2,563         2,380
Decrease in accrued claims and settlements                                          (95)            (204)       (1,471)
Increase  (decrease) in other liabilities                                         5,032           (1,548)          (19)
                                                                          -------------     ------------   -----------
   Net cash provided by operating activities                                     34,934           12,795        14,441
                                                                          -------------     ------------   -----------

Cash Flows from Investing Activities:


Purchases of equipment, software and leasehold improvements                      (8,008)          (9,669)      (10,200)
Cash paid for business acquisitions, net of cash acquired                        (1,112)         (17,102)       (7,580)
Other investing activities                                                       (1,900)               -             -
                                                                          -------------     ------------   -----------
   Cash used in investing activities                                            (11,020)         (26,771)      (17,780)
                                                                          -------------     ------------   -----------

Cash Flows from Financing Activities:

Proceeds (repayment) from credit facility                                        (7,500)           7,500             -
Repayment of acquisition indebtedness                                            (2,366)          (3,264)            -
Proceeds from issuance of common stock, net                                       1,211              989           985
Repurchase of common stock                                                       (1,983)               -             -
Deferred financing fees                                                            (914)               -          (185)
                                                                          -------------     ------------   -----------
   Net cash (used in) provided by financing activities                          (11,552)           5,225           800
                                                                          -------------     ------------   -----------

Net increase  (decrease) in cash and cash equivalents                            12,362           (8,751)       (2,539)
Cash and cash equivalents at beginning of the year                                5,500           14,251        16,790
                                                                          -------------     ------------   -----------

Cash and cash equivalents at end of the year                              $      17,862     $      5,500   $    14,251
                                                                          =============     ============   ===========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

(a)  The Company:

          Grubb & Ellis Company (the "Company") is a full service commercial real estate company that provides services to real estate owners/investors and tenants including advisory services involving leasing, acquisitions and dispositions, and property and facilities management services. Additionally, the Company provides consulting and strategic services with respect to commercial real estate.

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

(c)  Basis of Presentation:

          The financial statements have been prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)  Revenue Recognition:

          Real estate sales commissions are recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized at the earlier of receipt of full payment or partial payment and tenant occupancy, assuming lease and commission agreements have been executed and no contingencies exist. All other commissions and fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist.

          In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements and requires companies to comply with the SAB not later than the fourth fiscal quarter of the fiscal year

                             GRUBB & ELLIS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies (Continued)

beginning after December 15, 1999, which for the Company would be the quarter ended June 30, 2001. Based upon current estimates, the Company would record a charge to income of approximately $5.3 million, before applicable taxes, representing the cumulative change as of July 1, 2000. Although the adoption of SAB 101 may impact the period in which leasing transaction revenues are recognized, it is not expected to impact the timing of the Company's cash flow from operations. The Company has not completed its analysis of the impact of SAB 101 for periods subsequent to June 30, 2000.

(e)  Costs and Expenses:

Real estate advisory and other commission expense are recognized concurrently with the related revenue. All other costs and expenses are recognized when incurred.

GEMS incurs certain salaries, wages and benefits in connection with the property and corporate facilities management services it provides which are in part reimbursed at cost by the owners of such properties. The following is a summary of the GEMS total gross and reimbursable salaries, wages and benefits (in thousands) for the years ended June 30, 2000, 1999 and 1998. The net expense is included in salaries and wages on the Consolidated Statements of Income.

                                                                  2000                        1999                        1998
                                                           ---------------------       ---------------------      -----------------

    Gross salaries, wages and benefits                                $132,556                 $125,126                 $101,610

    Less: reimbursements from property owners                          (94,621)                 (94,753)                 (79,333)
                                                           ---------------------       ---------------------      -----------------

    Net salaries, wages and benefits                                  $ 37,935                 $ 30,373                $ 22,277
                                                           =====================       =====================      =================

(f)  Accounting for Stock-Based Compensation:

     Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("Statement 123") allows companies to either account for stock-based compensation under the provisions of Statement 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company elected to continue accounting for stock-based compensation to its employees under the provisions of APB 25. Accordingly, because the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized by the Company. If the exercise price of an award is less than the fair market value of the underlying stock at the date of grant, the Company recognizes the difference as compensation expense over the vesting period of the award. The Company, however, is required to provide pro forma disclosure as if the fair value measurement provisions of Statement 123 had been adopted. See Note 7 of Notes to Consolidated Financial Statements for additional information.

                             GRUBB & ELLIS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies (Continued)

(g)  Income Taxes:

Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets, such as net operating loss carry forwards, which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies is more likely than not.

(h)  Cash and Cash Equivalents:

     Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with maturities of three months or less from the date of purchase and are stated at cost.

     Cash payments for interest were approximately $537,000, $511,000 and $127,000 for each of the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Cash payments for income taxes for the fiscal years ended June 30, 2000, 1999 and 1998 were approximately $4,372,000, $474,000 and $297,000, respectively.

(i)  Equipment, Software and Leasehold Improvements:

     Equipment, software and leasehold improvements are recorded at cost. Depreciation of equipment is computed using the straight-line method over their estimated useful lives ranging from three to seven years. Software costs consist of costs to purchase and develop software. All software costs are amortized using a straight-line method over their estimated useful lives, ranging from three to seven years. Development costs are amortized once the related software is placed in service. Leasehold improvements are amortized using the straight-line method over their useful lives not to exceed the terms of the respective leases. Maintenance and repairs are charged to expense as incurred.

(j)  Goodwill

     Goodwill, representing the excess of the cost over the fair value of the net tangible assets of acquired businesses, is stated at cost and is amortized on a straight line basis over estimated future periods to be benefited, which range from 15 to 25 years. Accumulated amortization amounted to approximately $3,375,000 and $1,651,000 at June 30, 2000 and 1999, respectively.

     In accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", the net carrying value of goodwill is reviewed by management if facts and circumstances, such as significant declines in revenues or number of professionals, suggest that an impairment may exist. If an impairment is identified as a result of such reviews, the Company would measure it by comparing undiscounted cash flows of a specific acquired business with the carrying value of goodwill associated therewith. If the future

                             GRUBB & ELLIS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies (Continued)

estimated undiscounted cash flows are not sufficient to recover the carrying value of such goodwill, such asset would be adjusted to its fair value through a charge to operations. No impairment losses have been identified in fiscal 2000, 1999 or 1998.

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

(l) Fair Value of Financial Instruments:

     Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, receivables and obligations under accounts payable and debt instruments, approximate their fair values, based on similar instruments with similar risks.

(m)  Reclassifications:

     Certain prior year amounts have been reclassified to conform to the current year presentation. Amortization expense for fiscal year 1999 includes amortization of $1.2 million relating to multi-year service contracts with certain advisory professionals, which was included in advisory services commission expense in previous financial statements and has been reclassified for comparative purposes.

                             GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Services Fees Receivable, net

    Service fees receivable at June 30, 2000 and 1999 consisted of the following (in thousands):


                                                                     2000                        1999
                                                           -----------------------       -----------------------
Advisory services fees receivable                            $             20,390          $             18,114
    Commissions payable                                                    (9,126)                      (14,642)
                                                           -----------------------       -----------------------
    Net advisory services receivable                                       11,264                         3,472
    Management services fees receivable                                     8,432                         8,671
    Allowance for uncollectible accounts                                   (2,326)                       (2,662)
                                                           -----------------------       -----------------------
           Total                                                           17,370                         9,481
    Less portion classified as current                                     17,060                         9,019
                                                           -----------------------       -----------------------
         Non-current portion (included in other assets)      $                310          $                462
                                                           =======================       =======================

The following is a summary of the changes in the allowance for uncollectible service fees receivable for the fiscal years ended June 30, 2000, 1999 and 1998 (in thousands):


                                                                    2000                         1999                     1998
                                                           ----------------------       -----------------------     ----------------
    Balance at beginning of year                             $              2,662          $              2,115        $      2,019
    Provision for bad debt                                                      -                           547                  96
    Recovery of allowance                                                    (336)                           -                    -
                                                           -----------------------      -----------------------     ----------------

    Balance at end of year                                   $              2,326          $             2,662         $      2,115
                                                           ======================       =======================     ================

3.    Equipment, Software and Leasehold Improvements, net

  Equipment, software and leasehold improvements at June 30, 2000, and 1999 consisted of the following (in thousands):

                                                                    2000                        1999
                                                           ----------------------      ------------------------
    Furniture, equipment and software systems                $             37,028          $            33,545
    Leasehold improvements                                                  4,577                        4.097
                                                           ----------------------      ------------------------
           Total                                                           41,605                       37,642
    Less accumulated depreciation and amortization                         21,104                       19,088
                                                           ----------------------      ------------------------
    Equipment, software and leasehold improvements, net       $            20,501          $            18,554
                                                           ======================      ========================

     The Company wrote off approximately $4.0 million and $2.2 million of furniture and equipment during the fiscal years ended June 30, 2000 and 1999, respectively. Approximately $3.7 million and $2.1 million of depreciation and amortization expense had been recorded on these assets prior to their disposition.

4.   Earnings Per Common Share

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128") requires disclosure of basic earnings per share which excludes any dilutive effects of options, warrants, and convertible securities and diluted earnings per share.

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Earnings Per Common Share (Continued)

  The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                                              For the fiscal year ended June 30,

                                                                            2000              1999              1998
                                                                          ---------        ----------        ---------
Basic earnings per common share:
     Net income applicable to common stockholders                         $  16,290         $   8,079        $   21,506
                                                                          =========        ==========        ==========
      Weighted average common shares outstanding                             19,779            19,786            19,607
                                                                          =========        ==========        ==========

       Earning per common share - basic                                   $    0.82         $    0.41        $     1.10
                                                                          =========        ==========        ==========

                                                                              For the fiscal year ended June 30,

                                                                            2000             1999              1998
                                                                          ---------       ---------         ---------
Diluted earnings per common share:

      Net income applicable to common stockholders                        $  16,290       $  8,079          $  21,506
                                                                          =========       ========          =========
      Weighted average common shares outstanding                             19,779         19,786             19,607
      Effect of dilutive securities:
          Stock options and warrants                                          1,258          1,802              2,437
                                                                          ---------       --------          ---------

      Weighted average common shares outstanding                             21,037         21,588             22,044
                                                                          =========       ========          =========
       Earning per common share - diluted                                 $    0.77       $   0.37          $     .98
                                                                          =========       ========          =========


  Options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were 1,177,800, 1,124,850 and 48,550 at June 30, 2000,
1999 and 1998, respectively, and were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the year.

5.  Credit Facility Debt

  On October 15, 1999 the Company entered into a credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), and simultaneously repaid and terminated its prior credit facility. The Credit Agreement consists of a $40 million reducing revolver credit facility to be used for acquisitions and stock repurchases, along with a $10 million revolving credit facility for working capital purposes. Interest on outstanding borrowings is due quarterly in arrears and is based upon BofA's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Credit Facility Debt (Continued)

borrowings. Both credit facilities mature on October 15, 2004, however, the total available commitment on the reducing revolver will be reduced by 20%, 35% and 45% during the third, fourth and fifth year of the facility, respectively. Borrowings totaling $3 million from the new Credit Agreement were used to repay loans under the prior agreement which were outstanding at the closing date, along with related financing costs of the new facility which are being amortized over the term of the Credit Agreement. As of June 30, 2000, there were no loans outstanding.

  Performance of the Company's obligations under the Credit Agreement is collateralized by substantially all of the Company's assets. The Credit Agreement also contains certain restrictive covenants, including, among other things, restrictions on the payment of dividends, the redemption or repurchase of capital stock, and acquisitions, investments and loans; and the maintenance of certain financial ratios.

6. Income Taxes
  The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision (benefit) for income taxes for the fiscal years ended June 30, 2000, 1999 and 1998 consisted of the following (in thousands):


                                          2000                 1999              1998
                                        --------             --------          --------
 Current
   Federal                              $  6,230             $    227          $    169
   State and local                         1,243                  415               278
                                        --------             --------          --------
                                           7,473                  642               447
   Deferred                                2,125                3,334            (6,504)
                                        --------             --------          --------
   Net provision (benefit)              $  9,598             $  3,976          $ (6,057)
                                        ========             ========          ========

  At June 30, 2000, federal income tax operating loss carry forwards ("NOL's") were available to the Company in the amount of approximately $7.3 million, which expire in 2008. Utilization of the net operating loss carryforwards is limited to approximately $960,000 per year, pursuant to Section 382 of the Internal Revenue Code ("Code") relating to a prior ownership change.

  As a result of a change in estimate in the fiscal year ended June 30, 2000 additional NOL's of approximately $2.0 million, previously considered unavailable to the Company under Section 382 (and not given accounting recognition) were identified. Approximately $1.0 million of these NOL's were utilized in fiscal year 2000, with the remaining carryforwards reflected as a component of the NOL's at June 30, 2000, discussed above.

                             GRUBB & ELLIS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Income Taxes (Continued)

  The Company's effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows for the fiscal years ended June 30:

                                                                               2000                   1999                 1998
                                                                           ------------           ------------         ------------
Federal statutory rate                                                         35.0%                  35.0%                35.0%
State and local income taxes (net of federal tax benefits)                      5.2                    1.9                  1.2
Alternative minimum tax                                                           -                    1.9                  1.1
Meals and entertainment                                                         1.3                    3.4                  2.4
Reduction in valuation allowance                                                  -                  (11.0)               (53.0)
Goodwill amortization and other                                                (2.1)                   1.8                   -
Stock option compensation                                                         -                      -                 (3.9)
Real estate partnership losses                                                    -                      -                 (6.9)
NOL carryforwards                                                              (2.3)                     -                (15.1)
                                                                           ------------           ------------         -----------

    Effective income tax rate                                                  37.1%                  33.0%               (39.2%)
                                                                           ===========            ============         ===========



    During fiscal years 1999 and 1998, the Company reduced the valuation allowance by $1.3 million and $6.5 million, respectively, to recognize deferred tax assets expected to be realized in future years. Management believes that, due to favorable economic conditions, the elimination of long-term debt and the Company's recent history of earnings, it is more likely than not that the Company will generate sufficient future taxable income to realize the net deferred tax assets.

  Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax basis of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows as of June 30, 2000 and 1999 (in thousands):

                             GRUBB & ELLIS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.  Income Taxes (Continued)

                                                                                   2000                    1999
                                                                                 --------                 -------
Deferred tax assets:
    NOL and credit carry forwards                                                 $ 2,838                 $ 5,389
    Insurance reserves                                                              2,451                   2,784
    Commission and fee reserves                                                     1,196                   1,500
    Claims and settlements                                                          1,431                   1,423
    Other                                                                           2,122                     766
                                                                                 --------                 -------

        Deferred tax assets                                                        10,038                  11,862
Less valuation allowance                                                           (4,366)                 (4,260)
                                                                                 --------                 -------
                                                                                    5,672                   7,602
Deferred tax liabilities                                                           (1,407)                 (1,212)
                                                                                 --------                 -------
    Net deferred tax asset                                                        $ 4,265                 $ 6,390
                                                                                 ========                 =======
        Current                                                                   $ 1,132                 $ 2,940
                                                                                 ========                 =======
        Long Term                                                                 $ 3,133                 $ 3,450
                                                                                 ========                 =======

7.    Stock Options, Warrants, Stock Purchase and 401 (k) Plans

Stock Option Plans:

  Changes in stock options were as follows for the fiscal years ended June 30, 2000, 1999, and 1998:

                                    2000                             1999                             1998
                           ---------------------------------------------------------------------------------------------------
                                Shares       Exercise Price      Shares       Exercise Price     Shares        Exercise Price
                           -------------    -----------------  ---------    ----------------    ---------   ------------------
Stock  options
    outstanding at the
    beginning of the year      2,530,280     $1.88 to $18.75    2,383,280     $1.88 to $27.50    1,802,320    $ 1.88 to $27.50
Granted                          845,500     $4.75 to $ 5.81      357,500     $6.25 to $ 8.94      815,000    $11.13 to $16.44
Lapsed or canceled              (648,050)    $1.88 to $20.00     (182,100)    $2.38 to $27.50     (82,600)    $ 2.38 to $18.75
Exercised                        (13,400)    $1.88 to $ 2.38      (28,400)    $1.88 to $ 6.50    (146,440)    $ 1.88 to $13.50
                           -------------                       ----------                       ----------
Stock options outstanding
at the end of the year         2,714,330     $1.88 to $16.44    2,530,280     $1.88 to $20.00    2,383,280    $ 1.88 to $27.50
                           =============                       ==========                       ==========
Exercisable at end of the
year                           1,127,182                        1,045,102                          635,520
                           =============                       ==========                       ==========

  Additional information segregated by relative ranges of exercise prices for stock options outstanding as of June 30, 2000 is as follows.

                                                                                           Weighted                      Weighted
                                                                                           Average                        Average
                                                               Weighted                    Exercise                      Exercise
       Exercise                                                 Average               Price-Outstanding              Price-Exercble
         Price                       Shares                 Remaining Life                  Shares                        Shares
-----------------------      ---------------------      ---------------------     ------------------------      -------------------
$ 1.88 to $ 4.25                     662,030                     3.02                       $ 3.29                         $ 2.95
$ 4.38 to $ 5.81                     874,500                     8.95                       $ 5.54                         $ 4.53
$ 6.25 to $ 8.94                     401,550                     7.53                       $ 8.12                         $ 7.32
$10.00 to $16.44                     776,250                     6.90                       $11.95                         $10.43
                             ------------------
                                   2,714,330
                             ==================

                             GRUBB & ELLIS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock Options, Warrants and Stock Purchase and 401 (k) Plans (Continued)

   Weighted average information per share with respect to stock options for fiscal years ended June 30, 2000 and 1999 is as follows:


                                               2000              1999
                                            ----------        ----------
Exercise price:
    Granted                                 $     5.63        $     8.49
    Lapsed or cancelled                           4.27             10.67
    Exercised                                     1.98              3.71
    Outstanding at June 30                        7.21              6.96
Remaining life                                    6.71 years        4.78 years


   The Company's 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company's common stock. The plan was amended effective February 1, 1997 and June 20, 1997 to increase the authorized number of shares issuable under the plan by 300,000 and 200,000 shares, respectively, to a total of 2,000,000 shares. At June 30, 2000, 1999 and 1998, the number of shares available for the grant of options under the plan were 543,524, 226,124 and 164,474, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the market price per share at the dates of grant, their terms and vesting schedules of which are determined by the Board of Directors.

   The Company's 1993 Stock Option Plan for Outside Directors provides for an automatic grant of an option to purchase 10,000 shares of common stock to each newly elected independent member of the Board of Directors and an automatic grant of an option to purchase 8,000 shares at the successive four year service anniversaries of each such director. The exercise prices are set at the market price at the date of grant. The options expire five years from the date of grant and vest over three years from such date. The plan was amended in November 1998 to increase the number of issuable shares authorized for the plan from 50,000 to 300,000 and to provide for the anniversary options. At each of June 30, 2000, 1999 and 1998, the number of shares available for the grant of options was 246,000, 246,000 and 10,000 respectively.

   The Company's 1998 Stock Option Plan provides for grants of options to purchase the Company's common stock. The plan authorizes the issuance of up to 2,000,000 shares, and had 567,100, 1,081,950 and 1,305,000 shares available for grant as of June 30, 2000, 1999 and 1998, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock Options, Warrants and Stock Purchase and 401 (k) Plans (Continued)

Stock Warrants

   As of June 30, 2000, the Company had the following stock warrants outstanding:

                              Number of           Exercise
                              Warrants              Price
                         -----------------    ---------------

                               475,000           $2.37500
                               235,045            3.40355
                               887,358            3.50000
                               88,496            3.60449
                               600,000            6.25000

   In July 1999, the Company issued a warrant to purchase 600,000 shares of the Company's common stock to Aegon USA Realty Advisors, Inc., the parent company of Landauer Associates, Inc. ("LAI"), as part of the consideration granted in the acquisition of LAI. The warrants have a five-year life, expiring in July 2004, while all other warrants expire in January 2002.

Employee Common Stock Purchase Plan:

   The Grubb & Ellis Company Employee Stock Purchase Plan was adopted effective August 1, 1997, and provides for the purchase of up to 750,000 shares of common stock by employees of the Company at a 15% discount from market price, as defined, through payroll deductions. The numbers of shares purchased under this plan were 272,310, 135,963 and 79,272 during the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

Employee 401 (k) Plan:

The Company has a 401(k) plan covering eligible employees and provides that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company for the plans (net of forfeitures and reimbursements received pursuant to property and corporate facilities management services agreements) amounted to approximately $514,000, $891,000, and $637,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock Options, Warrants and Stock Purchase and 401 (k) Plans (Continued)

Pro Forma Information

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for options granted subsequent to July 1, 1996, and therefore includes grants under the 1990 Amended and Restated Stock Option Plan, 1993 Stock Option Plan for Outside Directors and 1998 Stock Option Plan, and purchases made under the Grubb & Ellis Employee Stock Purchase Plan, under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average assumptions for options granted for fiscal years 2000, 1999 and 1998, respectively, are as follows:

                                                                        2000                    1999                    1998
                                                                 ------------------       ------------------      ------------------
Risk free interest rates                                               5.99%                    4.74%                   6.13%
Dividend yields                                                           0%                       0%                      0%
Volatility factors of the expected market price
   of the common stock                                                  .598                     .627                    .625
Weighted-average expected lives                                        6.00 years               6.00 years              4.10 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted. The weighted average fair values of options granted by the Company in fiscal years 2000, 1999 and 1998 using this model were $2.90, $4.40 and $6.17, respectively.

   The effects on fiscal year 2000, 1999 and 1998 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying Statement 123's fair value method to the Company's stock-based awards results in net income of approximately $14,614,000, $6,645,000 and $20,609,000, basic earnings per share of $.74, $.34 and $1.05, and diluted earnings per share of $.69, $.31 and $.93 for the fiscal years ended June 30, 2000, 1999 and 1998 respectively.

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock Options, Warrants and Stock Purchase and 401 (k) Plans (Continued)

Stock Repurchase Plan

   In August 1999, the Company announced a program through which it may repurchase up to $3.0 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2000, the Company had repurchased 359,900 shares of stock at an aggregate price of approximately $2.0 million.

8.  Related Party Transactions

Revenue earned by the Company for services rendered to affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 2000, 1999 and 1998 (in thousands):

                                              2000       1999        1998
                                            -------     ------     ------

Advisory services commissions               $11,253     $6,810     $3,282

Management services and other fees          $ 5,570     $3,859     $2,341

9.    Commitments and Contingencies

Noncancelable Operating Leases:

   The Company has noncancelable operating lease obligations for office space and certain equipment ranging from one to eight years, and sublease agreements under which the Company acts as sublessor. The office space leases provide for annual rent increases based on the Consumer Price Index, or other specific terms, and typically require payment of property taxes, insurance and maintenance costs.

   Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at June 30, 2000 (in thousands):

                       Year Ending            Lease
                         June 30,           Obligations
                     -----------------    ---------------

                           2001               $16,137
                           2002                14,138
                           2003                10,792
                           2004                 7,862
                           2005                 5,957
                           Thereafter           7,288

   Lease and rental expense for the fiscal years ended June 30, 2000, 1999 and 1998 amounted to $21,268,000, $18,708,000, and $15, 590,000, respectively.

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Commitments and Contingencies (Continued)

Legal Matters

John W. Matthews, et al. v Kidder, Peabody & Co., et al. and HSM Inc., et al.,
----------------------------------------------------------------------------
filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, is a class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. The defendants include HSM Inc., a wholly-owned subsidiary of the Company, and several subsidiaries of HSM Inc., along with other parties unrelated to HSM Inc. The complaint alleges violation under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution were sought. Following the court's dismissal of the complaint by Partnerships I and III due to the plaintiff's lack of standing, in September 1996, the district court granted plaintiff's motion to file an amended complaint to add additional plaintiffs, and granted plaintiffs' motion for class certification with respect to Partnerships I, II and III. Plaintiffs then filed an amended complaint adding new party plaintiffs in order to preserve claims relating to Partnerships I and III. The case was stayed in September 1996, pending the outcome of defendants' subsequent appeal to the United States Court of Appeals for the Third Circuit on the question of the applicability of the Private Securities Litigation Reform Act of 1995 (the "Securities Litigation Reform Act") to the case. The Third Circuit Court of Appeals entered an order in November 1998 holding that the Securities Litigation Reform Act was not applicable to this case and that plaintiffs may proceed with their RICO claims against the defendants. Defendants filed a petition for writ of certiorari with the United States Supreme Court appealing the Third Circuit's decision, which was denied on April 19, 1999. Discovery has been completed.

On August 18, 2000, the district court issued an opinion granting defendants' motions for summary judgment dismissing the federal RICO claims as time-barred under the statute of limitations. As to the state law claims for breach of fiduciary duty and negligent misrepresentation, the court declined to exercise supplemental jurisdiction and dismissed them without prejudice. The court declined to rule on defendants' motion to decertify the class because it was moot. Plaintiffs have filed a notice of appeal to the Third Circuit Court of Appeals.

The Company has, and intends to continue to, vigorously defend the Matthews
                                                                   --------
action, and believes it has meritorious defenses to contest the claims asserted by the plaintiffs. Based upon available information, the Company is not able to determine the financial impact, if any, of such action, but believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

The Company is involved in various other claims and lawsuits arising out of the conduct of its business, as well as in connection with its participation in various joint ventures, partnerships, a trust and appraisal business, many of which may not be covered by the Company's insurance policies. In

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Commitments and Contingencies (Continued)

the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

10.   Other Non-recurring Expense

   During the fiscal year ended June 30, 2000, the Company recorded a $2.7 million charge for incremental non-recurring costs related to the resignation of Neil Young, the Company's chairman and chief executive officer, on May 25, 2000. The Company and Mr. Young entered into a separation agreement which provides for payments totaling $2.7 million, prior to certain contingent amounts. The payments include $1.6 million in return for cancellation of options to purchase 465,000 shares of common stock of the Company.

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

12.  Business Acquisitions and Related Indebtedness

Fiscal 1998 Acquisitions

   The Company completed the acquisition of five companies during fiscal year 1998, for purchase prices totaling approximately $10.6 million, including seller provided financing of approximately $3.0 million, bearing interest rates ranging from 5.0% to 9.25%.

   The amounts due the sellers matured and were repaid in the amounts of $2,807,000 and $170,000 in fiscal years 1999 and 2000, respectively. The Company also paid the sellers additional consideration totaling $400,000, which was contingent upon revenue levels achieved subsequent to the date of acquisition.

Fiscal 1999 Acquisitions

   On July 22, 1998, the Company acquired substantially all of the assets of Bishop Hawk, Inc. for total consideration of approximately $11.1 million, which included seller financing of approximately $2.5 million. The Company has recorded the acquisition under the purchase method of accounting,

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Business Acquisitions and Related Indebtedness (Continued)

with all operations subsequent to the acquisition date reflected in the Company's financial statements. The notes to the seller were repaid in installments through July 2000, and bore interest at a weighted average rate of 9.14% per annum. The Company was obligated to make certain incentive based payments to the seller, contingent upon the achievement of defined revenue levels for the twelve months following the acquisition date. Such revenue levels were not achieved, and therefore no further contingent obligation remains related to this acquisition. In connection with this acquisition, the Company incurred $3.5 million of borrowings under its credit facility, all of which were repaid by August 1998.

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

   The purchase prices of these three acquisitions totaled approximately $8.3 million, including seller provided financing of approximately $347,000 which bore interest at an annual rate of 7.5% and was repaid through January 2000. The Company is also obligated to pay additional purchase price amounts, which are contingent on revenue levels achieved during the twelve months following the acquisitions. Due to the contingent nature of these payments, the Company will record this portion of the purchase prices only to the extent they are paid to the sellers.

Fiscal 2000 Acquisition:

   On July 30, 1999, the Company acquired substantially all of the assets of Landauer Associates, Inc. a real estate valuation and consulting firm. Consideration to the seller at closing included cash, common stock warrants (see
Note 7 of Notes to Consolidated Financial Statements), and the assumption of certain liabilities. The Company has recorded the acquisition under the purchase method of accounting, and all operations subsequent to the acquisition date are reflected in the Company's financial statements for the fiscal year ending June 30, 2000.

   Substantially all of the purchase prices in the fiscal years 2000, 1999 and 1998 acquisitions were allocated to goodwill.

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Business Acquisitions and Related Indebtedness (Continued)

Pro Forma Information (unaudited):

The following unaudited pro forma financial information reflects the operations of the Company, assuming the above ten acquisitions had occurred on July 1 of each year (in thousands, except share data):

                                      Fiscal year ended  Fiscal year ended
                                        June 30, 1999       June 30, 1998
                                      ------------------ ------------------
Total revenue                              $341,827            $343,118
Income before taxes                          13,158              18,007

Net income                                    8,752              23,006
Earnings per share:
    Basic                                     0.44                1.18
    Diluted                                   0.41                1.03

   The Company's results of operations for fiscal year 2000, which include operations acquired from Landauer Associates, Inc. subsequent to the date of acquisition, do not materially differ from pro forma results that would have been obtained for that period.

  Pro forma information does not purport to be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

13.  Segment Information

   The Company has two reportable segments - Advisory Services and Management Services.

   The Advisory Services segment advises buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes the Company's Corporate Services and Financial Services Groups and national affiliate program operations.

   The Management Services segment provides property management, leasing and related services for owners of investment properties and facilities management services for corporate users.

   The fundamental distinction between the Advisory Services and Management Services segments lies in the nature of the revenue streams and related cost structures. Advisory Services generates revenues primarily on a commission or project fee basis. Therefore, the personnel responsible for providing these services are compensated primarily on a commission basis. The Management Services revenues are generated primarily by long term (one year or more) contractual fee arrangements. Therefore, the personnel responsible for delivering these services are compensated primarily on a salaried basis.

                             GRUBB & ELLIS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Segment Information (Continued)

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

                                                                       Advisory          Management         Company
                                                                       Services           Services           Totals
                                                                    --------------     -------------       ----------
                                                                                    (Amounts in $000's)
Fiscal year ended June 30, 2000
    Total Revenues                                                      $348,165            $65,370          $413,535
    EBITDA                                                                34,216              5,256            39,472
    Total Assets                                                          76,380             22,590            98,970

Fiscal year ended June 30, 1999
    Total Revenues                                                      $260,071            $54,030          $314,101
    EBITDA                                                                16,899              3,186            20,085
    Total Assets                                                          51,821             21,582            73,403

Fiscal year ended June 30, 1998
    Total Revenues                                                      $247,040            $35,794          $282,834
    EBITDA                                                                19,963               (845)           19,118
    Total Assets                                                          34.052             19,742            53,794


Reconciliation of Segment EBITDA to Statements of Income:

                                                                                   Fiscal Year Ended June 30,
                                                                                   --------------------------

                                                                               2000              1999           1998
                                                                             -------            -------        -------
 Total Segment EBITDA                                                    $     39,472      $     20,085       $    19,118
 Less:
 Depreciation & amortization                                                   10,521             7,328             3,563
 Non-recurring expenses                                                         2,650                 -                 -
 Interest expense                                                                 413               702               106
                                                                         ------------      ------------       -----------
     Income before income taxes                                          $     25,888      $     12,055       $    15,449
                                                                         ============      ============       ===========

Reconciliation of Segment Assets to Balance Sheet:

                                                                                  As of June 30,
                                                                                  --------------
                                                                              2000              1999
                                                                            --------           -------
Total segment assets                                                      $    $ 98,970     $      73,403
Deferred taxes                                                                    4,265             6,390
                                                                          -------------     -------------

  Total Assets                                                            $     103,235     $      79,793
                                                                          =============     =============

                             GRUBB & ELLIS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued

14. Selected Quarterly Financial Data (unaudited)

                                                                          Fiscal Year Ended June 30, 2000
                                                                      (in thousands, except per share amounts)
                                                       ----------------------------------------------------------------------
                                                         First Quarter      Second Quarter   Third Quarter     Fourth Quarter
                                                       -----------------    --------------  ----------------   --------------
Operating revenue                                      $          95,201    $      117,287  $        93,567    $      107,480
                                                       =================    ==============  ===============    ==============
Operating income                                       $           5,510    $        9,817  $         4,412    $        5,678
                                                       =================    ==============  ===============    ==============

Income  before income taxes                            $           5,569    $       10,003  $         4,586    $        5,730
                                                       =================    ==============  ===============    ==============

Net income                                             $           3,341    $        5,691  $         2,660    $        4,598
                                                       =================    ==============  ===============    ==============

Net income per common share:

Basic-                                                 $             .17    $          .29  $           .14    $          .23
                                                       =================    ==============  ===============    ==============

    Weighted average common shares outstanding                    19,851            19,764           19,676            19,794
                                                       =================    ==============  ===============    ==============

Diluted-                                               $             .16    $          .27  $           .13    $          .22
                                                       =================    ==============  ===============    ==============

    Weighted average common shares outstanding                    21,072            21,063           20,894            21,089
                                                       =================    ==============  ===============    ==============

EBITDA                                                 $           8,059    $       12,903  $         7,303    $       11,207
                                                       =================    ==============  ===============    ==============

Common stock market price range (high: low)            $    5.94 : $4.63    $ 6.00 : $4.56  $  6.00 : $4.56    $ 6.88 : $5.25
                                                       =================    ==============  ===============    ==============

                                                                               Fiscal Year Ended June 30, 1999
                                                                         (in thousands, except per share amounts)
                                                          ---------------------------------------------------------------------
                                                            First Quarter   Second Quarter     Third Quarter     Fourth Quarter
                                                          ----------------  ---------------    -------------    ---------------
Operating revenue                                         $         76,169  $        98,641    $      59,962    $        79.329
                                                          ================  ===============    =============    ===============

Operating income (loss)                                   $          3,661  $         9,424    $      (4,078)   $         2,828
                                                          ================  ===============    =============    ===============

Income (loss) before income taxes                         $          3,716  $         9,580    $      (4,010)   $         2,769
                                                          ================  ===============    =============    ===============

Net income (loss)                                         $          2,310  $         5,800    $      (2,406)   $         2,375
                                                          ================  ===============    =============    ===============

Net income (loss) per common share:

Basic-                                                    $           0.12  $          0.29    $       (0.12)   $          0.12
                                                          ================  ===============    =============    ===============

    Weighted average common shares outstanding                      19,722           19,756           19,805             19,860
                                                          ================  ===============    =============    ===============

Diluted-                                                  $           0.11  $          0.27    $       (0.12)   $          0.11
                                                          ================  ===============    =============    ===============

    Weighted average common shares outstanding                      21,880           21,657           21,480             21.337
                                                          ================  ===============    =============    ===============

EBITDA                                                    $          5,146  $        11,491    $      (1,799)   $         5,247
                                                          ================  ===============    =============    ===============

Common stock market price range (high: low)               $ 14.06 :  $8.38  $ 10.31 : $7.44    $7.88 : $6.25    $  6.88 : $5.06
                                                          ================  ===============    =============    ===============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.

                             GRUBB & ELLIS COMPANY
                                   PART III
________________________________________________________________________________

Item 10.    Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") no later than 120 days after the end of the 2000 fiscal year.

Item 11.    Executive Compensation

The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2000 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2000 fiscal year.

Item 13.    Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2000 fiscal year.

                             GRUBB & ELLIS COMPANY
                                    PART IV

--------------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1. The following Report of Independent Auditors and Consolidated Financial Statements are submitted herewith:

        Report of Independent Auditors

        Consolidated Balance Sheets at June 30, 2000 and June 30, 1999.

        Consolidated Statements of Income for the years ended June 30, 2000, 1999 and 1998.

        Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998.

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

3.   Exhibits required to be filed by Item 601 of Regulation S-K:

     (3) Articles of Incorporation and Bylaws

     3.1 Certificate of Incorporation of the Registrant, as restated effective November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed March 31, 1995 (Commission File No. 1-8122 ).

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

     3.5 Grubb & Ellis Company Bylaws, as amended and restated effective as of May 31, 2000.


     (4) Instruments Defining the Rights of Security Holders, including Indentures.

  4.1 First Amendment to Warrant No. 18, held by Warburg, Pincus Investors, L.P., exercisable for 687,358 shares of common stock of the Registrant extending the expiration date to January 29, 2002, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission File No. 1-8122).

  4.2 First Amendment to Warrant No. 19, held Warburg, Pincus Investors, L.P., exercisable for 325,000 shares of common stock of the Registrant extending the expiration date to January 29, 2002, incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996 (Commission file No. 1-8122).

  4.3 Stock Purchase Agreement dated as of December 11, 1996 among the Registrant, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission File No. 1-8122).

  4.4 Registration Rights Agreement dated as of December 11, 1996 among the Registrant, Warburg, and Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 20, 1996 (Commission File No. 1-8122).

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

4.9 Stock Subscription Warrant No. 21 dated December 11, 1996 issued to Warburg, Pincus Investors, L. P., incorporated herein by reference to
      Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997 (Commission File No. 1-8122).

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

4.13 Credit Agreement among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A., American National Bank and Trust of Chicago and LaSalle Bank National Association, dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 11, 1999.

4.14 Revolving Credit Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $3,714,285.71 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 11, 1999.

4.15 Revolving Credit Loan Note executed by the Registrant in favor of American National Bank and Trust of Chicago in the amount of $3,428,571.43 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 11, 1999.

4.16 Revolving Credit Loan Note executed by the Registrant in favor of LaSalle Bank National Association in the amount of $2,857,142.86 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 11, 1999.

4.17 Reducing Revolving Credit Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $9,285,714.29 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 11, 1999.

4.18 Reducing Revolving Credit Loan Note executed by the Registrant in favor of American National Bank and Trust of Chicago in the amount of $8,571,428.57 dated as of October 15,

      1999, incorporated herein by reference to Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q filed on November 11, 1999.

4.19 Reducing Revolving Credit Loan Note executed by the Registrant in favor of LaSalle Bank National Association in the amount of $7,142,857.14 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q filed on November 11, 1999.

4.20 Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of October 15, 1999, incorporated herein by reference to Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-Q filed on November 11, 1999.

4.21 Promissory Note Issued July 22, 1998 by Grubb & Ellis Company in favor of Bishop Hawk, Inc. (in the amount of $1,084,020), incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on August 5, 1998 (Commission File no. 1-8122). [maybe keep in this last time since it was just repaid July 2000]

4.22 Stock Subscription Warrant No. A-1 dated July 30, 1999 issued to Aegon USA Realty Advisors, Inc., incorporated herein by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999 (Commission File No. 1-8122).

On an individual basis, instruments other than Exhibits listed above under
Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

     (10)   Material Contracts

10.1* General Release and Separation Agreement entered into between Neil Young and Grubb & Ellis Company dated as of May 30, 2000, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 2, 2000 (Registration No. 1-8122).

10.2* Employment agreement between Neil R. Young and the Registrant dated as of February 22, 1996, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1996 (Commission File No. 1-8122).

10.3* First Amendment to the Employment Agreement between Neil R. Young and the
      Registrant dated as of May 19, 1999, incorporated herein by reference to
      Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999 (Registration No. 1-8122).
 .
10.4* Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to Exhibit
      4.6 to the Registrant's Registration Statement on Form S-8 filed on December 19, 1997 (Registration No. 333-42741).

10.5* Description of Grubb & Ellis Company Executive Officer Incentive
      Compensation Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999 (Registration No. 1-8122).

10.6* 1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

10.7 First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998, incorporated herein by reference to Exhibit
       10.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 12, 1999 (Commission File No. 1-8122).

10.8* Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999 (Registration No. 1-8122).


10.9* First Amendment to the Grubb & Ellis 1998 Stock Option Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2000 (Commission file No. 1-8122).

10.10* Executive Change of Control Plan, effective as of May 10, 1999 and attached form of Acknowledgement Agreement, incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999 (Registration No. 1-8122).
 .
10.11* First Amendment to the Executive Change of Control Plan, effective as of
       February 10, 2000, incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2000 (Commission file No. 1-8122).

10.12* Second Amendment to the Executive Change of Control Plan, effective as of June 1, 2000, and attached form of Acknowledgement Agreement.

10.13* Executive Incentive Bonus and Severance Plan, effective as of June 1,
       2000.

10.14* Change of Status and Separation Agreement between Steven J. Kaplan and
       Grubb & Ellis Company, dated as of March 23, 2000, along with General Release.

10.15 Pledge Agreement between the Registrant and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.16 Pledge Agreement between Grubb & Ellis Management Services, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).


10.17 Pledge Agreement between HSM Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.18 Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit
        10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).


10.19 Collateral Trademark Security Agreement by the Registrant in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).


    *Management contract or compensatory plan or arrangement.


     (21)   Subsidiaries of the Registrant

     (23)   Consent of Independent Auditors

     23.1   Consent of Ernst & Young LLP

     (24)   Powers of Attorney

     (27)   Financial Data Schedule

(b)  Reports on Form 8-K

A current report on Form 8-K dated May 25, 2000 was filed with the Securities and Exchange Commission, reporting under Item 5 the resignation of Neil Young as Chairman of the Board, President and Chief Executive Officer of the Company, and the related financial impact of his separation agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBB & ELLIS COMPANY
(Registrant)


/s/ Brian D. Parker                                         September 28, 2000
------------------------------------------------------------
Brian D. Parker
Member, Office of the President
and Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officers
----------------------------

/s/ Brian D. Parker                                         September 28, 2000
------------------------------------------------------------
Brian D. Parker
Member, Office of the President
and Executive Vice President

      *                                                     September 28, 2000
------------------------------------------------------------
Maureen A. Ehrenberg
Member, Office of the President
and President of Grubb & Ellis Management Services, Inc.

      *                                                     September 28, 2000
------------------------------------------------------------
John G. Orrico
Member, Office of the President
and President of Grubb & Ellis Real Estate Advisory Services

* By:  Brian D. Parker, Attorney-in-Fact, pursuant to Powers Of Attorney


Principal Financial and Accounting Officer
------------------------------------------

/s/ Blake W. Harbaugh                                       September 28, 2000
------------------------------------------------------------
Blake W. Harbaugh
Senior Vice President and Chief Financial Officer

Directors
---------


      **                                               September 28, 2000
-------------------------------------------------------
R. David Anacker, Director


      **                                               September 28, 2000
-------------------------------------------------------
Joe F. Hanauer, Director


      **                                               September 28, 2000
-------------------------------------------------------
C. Michael Kojaian, Director


      **                                               September 28, 2000
-------------------------------------------------------
Sidney Lapidus, Director


      **                                               September 28, 2000
-------------------------------------------------------
Reuben S. Leibowitz, Director


      **                                               September 28, 2000
-------------------------------------------------------
Robert J. McLaughlin, Director


                                                       September 28, 2000
-------------------------------------------------------
John D. Santoleri, Director


      **                                               September 28, 2000
-------------------------------------------------------
Todd A. Williams, Director


/s/ Robert J. Walner
---------------------------------------------------------------------------
**By: Robert J. Walner, Attorney-in-Fact, pursuant to Powers Of Attorney

                    Grubb & Ellis Company and Subsidiaries

                                 EXHIBIT INDEX


                    for the fiscal year ended June 30, 2000
                    ---------------------------------------


Exhibit

(3)  Articles of Incorporation and Bylaws

  3.5 Grubb & Ellis Company Bylaws, as amended and restated effective as of May 31, 2000.

  (4)   Instruments Defining the Right of Security Holders Including Indentures

  (10)  Material Contracts

10.12 Second Amendment to the Executive Change of Control Plan, effective as of June 1, 2000, and attached form of Acknowledgement Agreement.

10.13   Executive Incentive Bonus and Severance Plan, effective as of June 1,
        2000.

10.14 Change of Status and Separation Agreement between Steven J. Kaplan and Grubb & Ellis Company, dated as of March 23, 2000, along with General Release.


     (21)  Subsidiaries of the Registrant

     (23)  Consent of Independent Auditors

     23.1  Consent of Ernst & Young LLP

     (24)  Powers of Attorney

     (27)  Financial Data Schedule

     (A) Exhibits incorporated by reference are listed in Item 14 (a) 3 of this Report