Form 10-Q
period 2000-09-30
GRUBB & ELLIS CO
filed 2000-11-14
CIK 216039

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             September 30, 2000
                                                    ------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to

                                   ------------------    -------------------

                 Commission File Number:       1-8122
                                               ------


                              GRUBB & ELLIS COMPANY
      ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             94-1424307
           --------                                             -----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                         2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
       --------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 753-7500
       --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
       --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   ----    ----

                                   19,929,822
       --------------------------------------------------------------------
               (Number of shares outstanding of the registrant's
                       common stock at November 1, 2000)

                                     PART I



                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                             GRUBB & ELLIS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                    Assets

                                                 September 30,        June 30,
                                                     2000               2000
                                                 ------------        ---------
Current assets:
  Cash and cash equivalents                         $ 22,138          $ 17,862
  Services fees receivable, net                       18,016            17,060
  Other receivables                                    4,402             3,416
  Prepaids and other current assets                    5,313             4,477
  Deferred tax assets, net                             1,075             1,132
                                                    --------          --------
    Total current assets                              50,944            43,947

Noncurrent assets:
  Equipment, software and leasehold
    improvements, net                                 21,174            20,501
  Goodwill, net                                       29,123            29,559
  Deferred tax assets, net                             2,976             3,133
  Other assets                                         6,131             6,095
                                                    --------          --------

    Total assets                                    $110,348          $103,235
                                                    ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  8,938          $  9,554
  Acquisition indebtedness                                 -               519
  Accrued compensation and employee benefits          17,098            14,316
  Deferred commissions payable                         5,585             1,097
  Other accrued expenses                               4,881             6,578
                                                    --------          --------
    Total current liabilities                         36,502            32,064

Long-term liabilities:
  Accrued claims and settlements                       8,778             8,741
  Other liabilities                                      835               810
                                                    --------          --------
    Total liabilities                                 46,115            41,615
                                                    --------          --------

Stockholders' equity:
  Common stock, $.01 par value: 50,000,000
    shares authorized; issued and outstanding
    19,881,727 shares at September 30, 2000
    and 19,810,894 shares at June 30, 2000               198               198
  Additional paid-in-capital                         113,494           113,399
  Retained earnings (deficit)                        (49,459)          (51,977)
                                                    --------          --------
   Total stockholders' equity                         64,233            61,620
                                                    --------          --------

    Total liabilities and stockholders' equity      $110,348          $103,235
                                                    ========          ========

           See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                  For the Three Months
                                                   Ended September 30,
                                              -----------------------------
                                                  2000              1999
                                              -----------       -----------

Revenue:
  Advisory services fees                      $    90,997       $    80,332
  Management services fees                         15,370            14,869
                                              -----------       -----------
    Total revenue                                 106,367            95,201
                                              -----------       -----------

Costs and expenses:
  Services commissions                             57,675            47,697
  Salaries, wages and benefits                     24,795            23,789
  Selling, general and administrative              17,107            15,907
  Depreciation and amortization                     2,876             2,298
                                              -----------       -----------
    Total costs and expenses                      102,453            89,691
                                              -----------       -----------
      Total operating income                        3,914             5,510

Other income and expenses:
  Interest and other income                           426               251
  Interest expense                                    (30)             (192)
                                              -----------       -----------
      Income before income taxe                     4,310             5,569

Provision for income taxes                          1,792             2,228
                                              -----------       -----------

      Net income                              $     2,518       $     3,341
                                              ===========       ===========

Net income per common share:

      Basic -                                 $      0.13       $      0.17
                                              ===========       ===========

      Diluted -                               $      0.12       $      0.16
                                              ===========       ===========

Weighted average common shares outstanding:

      Basic -                                  19,855,920        19,851,208
                                              ===========       ===========

      Diluted -                                21,019,631        21,071,963
                                              ===========       ===========

See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)


                                                                   For the three months ended
                                                                         September 30,
                                                                   --------------------------

                                                                     2000            1999
                                                                   --------        ---------
Cash Flows from Operating Activities
   Net income                                                      $  2,518         $  3,341
   Net adjustments to reconcile net income to net cash
     provided by operating activities                                 4,520           10,980
                                                                   --------         --------
       Net cash provided by operating activities                      7,038           14,321
                                                                   --------         --------

Cash Flows from Investing Activities:
   Purchases of equipment, software and leasehold improvements       (2,338)          (3,044)
   Cash paid for business acquisitions, net of cash acquired              -             (829)
                                                                   --------         --------
       Net cash used in investing activities                         (2,338)          (3,873)
                                                                   --------         --------

Cash Flows from Financing Activities:
   Repayment of acquisition indebtedness                               (519)          (1,633)
   Repayment of credit facility indebtedness                              -           (4,500)
   Other financing sources (uses)                                        95             (946)
                                                                   --------         --------
       Net cash used in financing activities                           (424)          (7,079)
                                                                   --------         --------

Net increase in cash and cash equivalents                             4,276            3,369

Cash and cash equivalents at beginning of period                     17,862            5,500
                                                                   --------         --------

Cash and cash equivalents at end of period                         $ 22,138         $  8,869
                                                                   ========         ========


           See notes to condensed consolidated financial statements.

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements


1.   Interim Period Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries and controlled partnerships (collectively, the "Company") and are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be achieved in future periods.

In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements and requires companies to comply with the SAB not later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999, which for the Company would be the quarter ending June 30, 2001. Based upon current estimates, the Company would record a charge to income of approximately $5.3 million, before applicable taxes, representing the cumulative change as of July 1, 2000. SAB 101 will impact the timing of leasing revenue recognition as the Company will be precluded from recognizing revenue when contingencies exist relating to the performance of third parties to the fee arrangement. Such contingencies generally include a tenant's future occupancy or the commencement of rental payments by the tenant. Although the adoption of SAB 101 may impact the period in which leasing transaction revenues are recognized, it is not expected to impact the timing of the Company's cash flow from operations. The Company has not completed its analysis of the impact of SAB 101 for periods subsequent to June 30, 2000.


2.   Income Taxes

The provision for income taxes for the three months ended September 30, 2000 and 1999 is as follows (in thousands):

                                    For the three months ended
                                           September 30,
                                    --------------------------
                                           2000           1999
                                    -----------    -----------
               Current                   $1,579         $  390
               Deferred                     213          1,838
                                    -----------    -----------

                                         $1,792         $2,228
                                    ===========    ===========

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements


3.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           For the three months ended
                                                                 September 30,
                                                         ------------------------------
                                                             2000             1999
                                                         ------------------------------
          Net income                                           $ 2,518          $ 3,341
                                                         =============    =============

          Basic earnings per share:
          Weighted average common shares outstanding            19,856           19,851
                                                         =============    =============

          Earnings per share - basic                           $  0.13          $  0.17
                                                         =============    =============

          Diluted earnings per share:
          Weighted average common shares outstanding            19,856           19,851
          Effect of dilutive securities:
               Stock options and warrants                        1,164            1,221
                                                         -------------    -------------

          Weighted average dilutive common shares
           outstanding                                          21,020           21,072
                                                         =============    =============

          Earnings per share - diluted                         $  0.12          $  0.16
                                                         =============    =============

                    GRUBB & ELLIS COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements


4.   Segment Information

The Company has two reportable segments - Advisory Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest expense, taxes, depreciation and amortization ("EBITDA") (Amounts in thousands).

                                                            Advisory            Management             Company
                                                            Services             Services              Totals
                                                       -------------------  -------------------  -------------------
     Three months ended September 30, 2000
          Total revenue                                            $90,997              $15,370             $106,367
          EBITDA                                                     6,130                1,086                7,216
          Total assets as of September 30, 2000                     87,323               23,025              110,348

     Three months ended September 30, 1999
          Total revenue                                            $80,332              $14,869             $ 95,201

          EBITDA                                                     7,380                  679                8,059
          Total assets as of September 30, 1999                     61,609               22,129               83,738


Reconciliation of Segment EBITDA to Income

                                                         Three months ended September 30,
                                                  -----------------------------------------------

                                                                   2000                      1999
                                                  ---------------------     ---------------------
          Total segment EBITDA                                   $7,216                    $8,059
          Less:
          Depreciation & amortization                             2,876                     2,298
          Interest expense                                           30                       192
                                                  ---------------------     ---------------------
               Income before income taxes                        $4,310                    $5,569
                                                  =====================     =====================

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements



5. Commitments and Contingencies

Litigation:

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

The Company has, and intends to continue to, vigorously defend the Matthews action, and believes it has meritorious defenses to contest the claims asserted by the plaintiffs. Based upon available information, the Company is not able to determine the financial impact, if any, of such action, but believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

Environmental:

A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to dry cleaning solvents in the soil and groundwater of the property. Prior assessments had determined that minimal costs would be incurred to correct the situation. However, new findings at and around the site have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission to agree upon an appropriate remediation plan. The partnership and the Company subsidiary are not able, at the time of this report, to estimate a range of costs related to the cleanup effort. The Company's management believes that the outcome of these events will not have a material adverse effect on the consolidated financial position of the Company.

General:

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or implied by these statements. Such factors which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn which could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in personnel and technology, and service improvements, (v) the success of new initiatives and investments, (vi) the ability of the Company to integrate acquired companies and assets, and
(vii) other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

RESULTS OF OPERATIONS

Revenue

The Company's revenue is derived principally from advisory services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition transactions as well as fees from valuation, consulting and asset management assignments. Management services fees comprise the remainder of the Company's revenues, and include fees related to both property and facilities management outsourcing, engineering and construction management services, business services and agency leasing.

Revenue in any given quarter during the three fiscal year period ended June 30, 2000, as a percentage of total annual revenue, ranged from a high of 31.4% to a low of 19.1%, with revenue earned in the first quarters of each of the last three fiscal years ranging from 22.0% to 24.2%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ended June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the three months ended September 30, 2000 was $106.4 million, an increase of 11.7% over revenue of $95.2 million for the same period last year. This improvement related to a $10.7 million increase in advisory services fees in the current fiscal quarter over the same period in 1999 as a result of increased activity in the technology markets, the Company's multi-market relationships, larger assignments and the continuing increase in average production per professional. Management service fees increased to $15.4 million during the quarter ended September 30, 2000 as compared to $14.9 million in the prior year. New business revenue gained during the quarter was mostly offset due to the Company resigning a marginally profitable account, which had generated approximately $3.0 million in revenue annually.

Costs and Expenses

Advisory services commission expense is the Company's major expense and is a direct function of gross transaction revenue levels, which include advisory service commissions and other fees. Professionals participate in advisory services fees at rates which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 63.4% for the quarter ended September 30, 2000 as compared to 59.4% for the same period in 1999. Unusually high average commission expense has been incurred in flourishing technology markets such as Silicon Valley, San Francisco, Denver, Washington D.C. and New York, and has resulted from strong incremental revenue growth in these markets, rather than changes to the existing compensation structure of the Company's advisory professionals.

Salaries, wages and benefits increased by $1.0 million or 4.2% in the quarter ended September 30, 2000 as compared to September 30, 1999, while selling, general and administrative expenses increased by $1.2 million, or 7.5%, for the same period. The rise in these operating costs is attributable partially to the operating and integration costs associated with Landauer Associates, Inc., acquired in the first quarter of fiscal year 2000, along with additional costs and expenses required to support the overall revenue growth of the Company.

Depreciation and amortization expense for the quarter ended September 30, 2000 increased to $2.9 million from $2.3 million in the comparable period last year, as the Company placed in service numerous technology infrastructure improvements during the first half of fiscal year 2000. The Company also holds multi-year service contracts with certain key advisory professionals, the costs of which are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $679,000 was recognized in the quarter ended September 30, 2000 compared to $479,000 for the same period in the prior year. In previously filed financial statements, these costs were included in advisory services commissions expense, and have been reclassified for comparative purposes for the prior period presented.

Net Income

Net income for the three months ended September 30, 2000 was $2.5 million, or $0.12 per common share on a diluted basis, as compared to net income of $3.3 million, or $0.16 per common share for the same period in fiscal year 2000. The decrease was due primarily to higher average commission expense related to the technology markets, along with the continued integration costs resulting from the acquisition of Landauer Associates, Inc.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $7.0 million, of which $2.3 million was used in investing activities, primarily for purchases of equipment, software and leasehold improvements, and $0.4 million was used in financing activities, primarily to repay acquisition debt. Working capital also increased by $2.6 million during the quarter ended September 30, 2000.

In August 1999 the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of September 30, 2000 the Company had repurchased 359,900 shares at a total cost of approximately $1,983,000. No shares were repurchased during the quarter ended September 30, 2000.

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

Although the current market conditions have limited opportunities for short-term accretive acquisitions, the Company continues to explore additional strategic acquisition opportunities that have the potential to broaden its geographic reach, increase its market share and/or expand the depth and breadth of its current line of business. The sources of consideration for such acquisitions could be cash, the Company's current credit facility, new debt, and/or the issuance of stock, or a combination of the above. No assurances can be made that any additional acquisitions will be made.

                                    PART II



                               OTHER INFORMATION

                     (Items 2 through 5 are not applicable
                   for the quarter ended September 30, 2000)

Item 1. Legal Proceedings
        -----------------

The disclosure called for by Item 1 is incorporated by reference to Note 5 of Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits
        --------

(3)     Articles of Incorporation and Bylaws

3.1 Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995 (Commission File No. 1-8122).

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


                                   GRUBB & ELLIS COMPANY
                                   ---------------------
                                       (Registrant)



Date:  November 14, 2000               /s/  Blake W. Harbaugh
                                       -------------------------------------
                                       Blake W. Harbaugh
                                       Senior Vice President and
                                       Chief Financial Officer

                     Grubb & Ellis Company and Subsidiaries

                                 EXHIBIT INDEX

                    for the quarter ended September 30, 2000
                    ----------------------------------------

Exhibit
-------

(27)   Financial Data Schedule