Form 10-Q
period 2000-12-31
GRUBB & ELLIS CO
filed 2001-02-14
CIK 216039

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                   December 31, 2000
                                               ---------------------
                                      OR

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

                        2215 Sanders Road, Suite 400,
                             Northbrook, IL 60062
                  -----------------------------------------
                  (Address of principal executive offices)
                                  (Zip Code)

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

                                  19,969,824
              --------------------------------------------------
              (Number of shares outstanding of the registrant's
                      common stock at January 19, 2001.)

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                             GRUBB & ELLIS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)
                                  (unaudited)

                                    ASSETS
                                                         December 31,  June 30,
                                                             2000        2000
                                                         ------------  --------
Current assets:
 Cash and cash equivalents                                 $ 65,034    $ 17,862
 Services fees receivable, net                               16,777      17,060
 Other receivables                                            3,593       3,416
 Prepaids and other current assets                            4,553       4,477
 Deferred tax assets, net                                       932       1,132
                                                           --------    --------
    Total current assets                                     90,889      43,947
Noncurrent assets:
 Equipment, software and leasehold improvements, net         21,514      20,501
 Goodwill, net                                               26,896      29,559
 Deferred tax assets, net                                     2,581       3,133
 Other assets                                                 5,544       6,095
                                                           --------    --------
    Total assets                                           $147,424    $103,235
                                                           ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $ 12,384    $  9,554
  Acquisition indebtedness                                        -         519
  Accrued compensation and employee benefits                 22,746      14,316
  Deferred commissions payable                               25,666       1,097
  Other accrued expenses                                      7,916       6,578
                                                           --------    --------
     Total current liabilities                               68,712      32,064

Long-term liabilities:
  Accrued claims and settlements                              9,049       8,741
  Other liabilities                                             989         810
                                                           --------    --------
     Total liabilities                                       78,750      41,615
                                                           --------    --------
Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 shares
     authorized; issued and outstanding 19,934,622 at
     December 31, 2000 and 19,810,894 shares at
     June 30, 2000                                              199         198
  Additional paid-in-capital                                113,986     113,399
  Retained earnings (deficit)                               (45,511)    (51,977)
                                                           --------    --------
                                                             68,674
  Total stockholders' equity                                             61,620
                                                           --------    --------

     Total liabilities and stockholders' equity            $147,424    $103,235
                                                           ========    ========

           See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)


                                                                         For the three months               For the six months
                                                                          ended December 31,                ended December 31,
                                                                      --------------------------          ----------------------
                                                                         2000           1999                 2000        1999
                                                                      -----------    -----------          ----------   ---------
Revenue:
 Advisory services fees                                               $   124,688    $   100,321          $  215,685   $  180,653
 Management services fees                                                  15,776         16,966              31,146       31,835
                                                                      -----------    -----------          ----------   ----------
  Total revenue                                                           140,464        117,287             246,831      212,488
                                                                      -----------    -----------          ----------   ----------
Costs and expenses:
 Services commissions                                                      82,129         62,279             139,804      109,976
 Salaries, wages and benefits                                              25,840         24,443              50,635       48,232
 Selling, general and administrative                                       18,145         17,949              35,252       33,856
 Depreciation and amortization                                              2,870          2,799               5,746        5,097
 Impairment and other non-recurring expenses                                2,886              -               2,886            -
                                                                      -----------   ------------          ----------   ----------
  Total costs and expenses                                                131,870        107,470             234,323      197,161
                                                                      -----------   ------------          ----------   ----------

  Total operating income                                                    8,594          9,817              12,508       15,327

Other income and expenses:
 Interest and other income                                                    674            287               1,100          538
 Interest expense                                                             (49)          (101)                (79)        (293)
                                                                      -----------   ------------          ----------   ----------
  Income before income taxes                                                9,219         10,003              13,529       15,572
Provision for income taxes                                                 (4,865)        (4,312)             (6,657)      (6,540)
                                                                      -----------   ------------          ----------   ----------
Income before extraordinary item                                            4,354          5,691               6,872        9,032
 Extraordinary loss on extinguishment of
  debt, net of tax                                                           (406)             -                (406)           -
                                                                      -----------   ------------          ----------   ----------

Net income                                                            $     3,948    $     5,691          $    6,466   $    9,032
                                                                      ===========   ============          ==========   ==========

Net income per common share:
 Basic -
    - from operations                                                 $       .22    $       .29          $      .35   $      .46
    - from extraordinary loss                                                (.02)             -                (.02)           -
                                                                      -----------   ------------          ----------   ----------
                                                                      $       .20    $       .29          $      .33   $      .46
                                                                      ===========   ============          ==========   ==========

 Diluted -
    - from operations                                                 $       .21    $       .27          $      .33   $      .43
    - from extraordinary loss                                                (.02)             -                (.02)           -
                                                                      -----------   ------------          ----------   ----------
                                                                      $       .19    $       .27          $      .31   $      .43
                                                                      ===========   ============          ==========   ==========

Weighted average common shares outstanding:
 Basic -                                                               19,922,320     19,764,149          19,889,120   19,822,359
                                                                      ===========   ============          ==========   ==========

 Diluted -                                                             20,878,998     21,063,369          20,949,314   21,082,347
                                                                      ===========   ============          ==========   ==========

           See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited - in thousands)



                                                        For the six months
                                                        ended December 31,
                                                        -------------------
                                                         2000          1999
                                                        -------       ------
Cash Flows from Operating Activities:
 Net income                                             $ 6,466      $  9,032
 Deferral of payment of commission expense               24,569        17,156
 Depreciation and amortization expense                    5,746         5,097
 Impairment of goodwill                                   2,150             -
 Extraordinary loss, net of tax                             406             -
 Accrued compensation and other benefits                  8,430         4,616
Other adjustments to reconcile net income to net cash
  provided by operating activities                        3,498         1,657
                                                       --------      --------
     Net cash provided by operating activities           51,265        37,558
                                                       --------      --------

Cash Flows from Investing Activities:
 Purchase of equipment, software and leasehold
  improvements                                           (4,161)       (4,767)
 Cash paid for business acquisitions, net of
  cash acquired                                               -          (861)
 Other investing activities                                   -        (1,500)
                                                       --------      --------
     Net cash used in investing activities               (4,161)       (7,128)
                                                       --------      --------

Cash Flows from Financing Activities:
 Repayment of acquisition indebtedness                     (519)       (1,743)
 Repayment of credit facility indebtedness                    -       (10,000)
 Borrowings on credit facility                                -         3,500
 Repurchase of common stock                                   -        (1,608)
 Other financing sources (uses)                             587          (349)
                                                       --------      --------
    Net cash provided by (used in) investing activities      68       (10,200)
                                                       --------      --------

Net increase in cash and cash equivalents                47,172        20,230
Cash and cash equivalents at beginning of period         17,862         5,500
                                                       --------      --------
Cash and cash equivalents at end of period              $65,034      $ 25,730
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

Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be achieved in future periods.

In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements and requires companies to comply with the SAB not later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999, which for the Company would be the quarter ending June 30, 2001. Based upon current estimates, the Company would record a charge to income of approximately $5.3 million, before applicable taxes, representing the cumulative change as of July 1, 2000. The adoption and implementation of SAB 101 will impact the timing of leasing revenue recognition as the Company will be precluded from recognizing revenue when contingencies exist that could affect the Company's contractual right to collect commissions pursuant to the respective commission or lease agreements. The contingencies generally relate to the performance of third parties to the fee arrangement, such as a tenant's future occupancy or the commencement of rental payments by the tenant. Although the adoption of SAB 101 may impact the period in which leasing transaction revenues are recognized, it is not expected to impact the timing of the Company's cash flow from operations. The Company has not completed its analysis of the impact of SAB 101 for periods subsequent to June 30, 2000.

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

2. Income Taxes

The provision for income taxes for the six months ended December 31, 2000 and 1999 is as follows (in thousands):

                         For the six months ended
                               December 30,
                         ------------------------
                             2000         1999
                         -----------   ----------
Current                  $     5,905   $    2,802
Deferred                         752        3,738
                         -----------   ----------
                         $     6,657   $    6,540
                         ===========   ==========


The Company's effective tax rate for financial statement purposes increased for the six months ended December 31, 2000 due to the non-deductible nature of the write-off of goodwill related to the acquisition of White Commercial Real Estate.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three months ended                 Six months ended
                                                                     December 31,                     December 31,
                                                            -----------------------------      ----------------------------
                                                                  2000          1999                2000          1999
                                                            -------------   -------------      -------------  -------------

Net income                                                  $       3,948   $       5,691      $       6,466  $       9,032
                                                            =============   =============      =============  =============
Basic earnings per share:

Weighted average common shares outstanding                         19,922          19,764             19,889         19,822
                                                            =============   =============      =============  =============
Earnings per share - basic                                  $         .20   $         .29      $         .33  $         .46
                                                            =============   =============      =============  =============
Diluted earnings per share:

Weighted average common shares outstanding                         19,922          19,764             19,889         19,822
Effect of dilutive securities:
 Stock options and warrants                                           957           1,299              1,060          1,260
                                                            -------------   -------------      -------------  -------------
Weighted average dilutive common shares outstanding                20,879          21,063             20,949         21,082
                                                            =============   =============      =============  =============

Earnings per share - diluted                                $         .19   $         .27      $         .31  $         .43
                                                            =============   =============      =============  =============

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

4. Segment Information

The Company has two reportable segments - Advisory Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest expense, taxes, depreciation and amortization, and other non-recurring expenses ("EBITDA") (amounts in thousands).

                                                         Advisory                Management               Company
                                                         Services                 Services                 Total
                                                   -------------------      ------------------      ------------------
Six months ended December 31, 2000
 Total revenue                                     $           215,685      $           31,146      $          246,831
 EBITDA                                                         20,037                   2,203                  22,240
 Total assets as of December 31, 2000                          121,678                  25,746                 147,424

Six months ended December 31, 1999
 Total revenue                                     $           180,653      $           31,835      $          212,488
 EBITDA                                                         19,102                   1,860                  20,962
 Total assets as of December 31, 1999                           78,766                  25,016                 103,782

Reconciliation of Segment EBITDA to Income Before Income Taxes

                                                    Six months ended
                                                       December 31,
                                         ---------------------------------------
                                               2000                   1999
                                         ----------------       ----------------
Total segment EBITDA                     $         22,240       $         20,962
Less:
Depreciation and amortization                       5,746                  5,097
Non-recurring expenses                              2,886                      -
Interest expense                                       79                    293
                                         ----------------       ----------------
 Income before income taxes
                                         $         13,529       $         15,572
                                         ================       ================

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

5.  Credit Facility Debt

Effective December 31, 2000, the Company entered into an amended and restated credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), which revised certain terms and provisions of its prior credit facility. The Credit Agreement provides for a $40 million term loan to be used to fund a portion of the self tender offer completed by the Company effective January 24, 2001, along with a $15 million revolving credit facility for working capital purposes. The term loan facility was funded on January 24, 2001, with the revolving credit facility remaining fully available as of February 14, 2001.

Interest on outstanding borrowings is due quarterly in arrears and is based upon BofA's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The term loan facility amortizes on a quarterly basis, totaling $8 million each year, until December 31, 2005 when both facilities mature. Certain other mandatory prepayment provisions related to the operating cash flows of the Company and receipts of certain debt, equity and/or sales proceeds also exist within the agreement.

Direct expenses related to the Credit Agreement amendment totaling approximately $560,000 have been recorded as deferred financing fees and will be amortized on a straight-line basis over the term of the agreement. Unamortized fees related to the prior agreement, totaling approximately $406,000, net of applicable taxes of approximately $207,000, were written off concurrently with the effective date of the amendment and have been recorded as an extraordinary loss in accordance with accounting principles generally accepted in the United States.

The Credit Agreement also requires the Company to enter into interest rate protection agreements, in forms and amounts acceptable to BofA as administrative agent, within 90 days of the date of the agreement, effectively fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. The initial fair value of these instruments will be determined once the Company enters into the agreements. As of the date of this report, no such agreements have been executed.

The Credit Agreement is collateralized by substantially all of the Company's assets and contains certain restrictive covenants, including, among other things: restrictions on the payment of dividends, the redemption or repurchase of capital stock, acquisitions, investments and loans; and the maintenance of certain financial ratios.

                             GRUBB & ELLIS COMPANY
            Notes to Condensed Consolidated Financial Statements

6.  Impairment and Other Non-recurring Expenses

In accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", the net carrying value of goodwill is reviewed by management if facts and circumstances suggest that an impairment may exist. Such an impairment was identified related to the remaining goodwill associated with the April 1998 acquisition of White Commercial Real Estate. The Company believes that the future estimated undiscounted cash flows of this operation are not sufficient to support the carrying value of such goodwill, and have written off the remaining asset totaling $2,150,000, and recorded such charge to other non-recurring expenses within the accompanying Condensed Consolidated Statements of Income.

The Company also incurred other non-recurring expenses totaling $736,000, primarily professional services fees, related to its recent review of strategic initiatives, including potential acquisitions, sales and mergers.

7.  Commitments and Contingencies

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

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

7.  Commitments and Contingencies (continued)

On August 18, 2000, the district court issued an opinion granting defendants' motions for summary judgment dismissing the federal RICO claims as time-barred under the statute of limitations. As to the state law claims for breach of fiduciary duty and negligent misrepresentation, the court declined to exercise supplemental jurisdiction and dismissed them without prejudice. The court declined to rule on defendants' motion to decertify the class because it was moot. Plaintiffs have appealed to the Third Circuit Court of Appeals and briefs have been filed.

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

Environmental:

A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvents in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to correct the situation. However, findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission to agree upon an appropriate remediation plan and implementation schedule. The Company's management believes that the outcome of these events will not have a material adverse effect on the consolidated financial position of the Company.

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

8.  Subsequent Event - Self Tender Offer

On December 15, 2000, the Company commenced a cash self tender offer to purchase up to 7.0 million shares of its outstanding common stock at a price of $7 per share. Shares issuable upon the exercise of outstanding stock options and warrants were also eligible for the buyback. On January 25, 2001 the Company announced the expiration of the offer period, pursuant to which approximately
19.6 million shares were tendered.

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

8.  Subsequent Event - Self Tender Offer (continued)

The Company subsequently transferred $49 million in funds to the depositary agent for disbursement to the shareholders of record, to buy back and concurrently retire 7.0 million shares of common stock at $7 per share, including 281,901 shares from options exercised by option holders.

Holders of the Company's outstanding stock warrants chose not to exercise such warrants or tender any underlying shares. The tender offer was financed through a $40 million term loan (see Note 5 of Notes to Condensed Consolidated Financial Statements) and $9 million of the Company's cash reserves. Direct expenses related to the tender offer will be charged to stockholders' equity during the quarter ending March 31, 2001.

The option exercises, and the subsequent repurchase of the resulting shares by the Company through the completion of the tender offer, will result in non-recurring compensation expense of approximately $1.0 million to the Company during the quarter ending March 31, 2001. APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations require that compensation expense be recognized to the extent that the fair value of stock repurchased by a company exceeds the exercise price of the underlying option, whenever such purchases are made within six months of the option exercise date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. Such factors which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company's increased debt level and its ability to make principal and interest payments,
(iv) expenses or capital requirements related to initiatives, investments in personnel and technology, and service improvements, (v) the success of new initiatives and investments, (vi) the ability of the Company to integrate acquired companies and assets, and (vii) other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

Revenue in any given quarter during the three fiscal year period ended June 30, 2000, as a percentage of total annual revenue, ranged from a high of 31.4% to a low of 19.1%, with revenue earned in the second quarters of each of the last three fiscal years ranging from 28.3% to 31.4%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ended June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the six months ended December 31, 2000 was $246.8 million, an increase of 16.2% over revenue of $212.5 million for the same period last year. This improvement related to a $35.0 million increase in advisory services fees in the current six months over the same period in 1999 as a result of increased real estate transaction activity in certain technology markets, the Company's multi-market relationships, larger assignments and the continuing increase in average production per professional. Management service fees decreased to $31.1 million during the six months ended December 31, 2000 as compared to $31.8 million in the prior year. New business revenue gained during the six months was offset due to the Company resigning a marginally profitable account, which had generated approximately $3.0 million in revenue annually, as well as reduced business services fees resulting from lower demand for outsourced reprographics from large corporate clients.

Total revenue for the quarter ended December 31, 2000 was $140.5 million, an increase of 19.8% over revenue of $117.3 million for the same period last year. Advisory services fees increased $24.4 million 13 or 24.3% over the prior year period, while management services fees decreased by $1.2 million, or 7.0%.

Costs and Expenses

Advisory services commission expense is the Company's largest expense and is a direct function of gross transaction revenue levels, which include advisory service commissions and other fees. Professionals participate in advisory services fees at rates which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 64.8% from 60.9% for the six months ended December 31, 2000 as compared to the same period in 1999, and increased to 65.9% from 62.1% for the respective quarters ended December 31 in the same periods. Unusually high average commission expense has been incurred in flourishing technology markets such as Silicon Valley, San Francisco, Denver, Washington D.C. and New York, and has resulted from strong incremental revenue growth in these markets and the commensurately high production per professional, rather than changes to the existing compensation structure of the Company's advisory professionals.

Salaries, wages and benefits increased by $2.4 million or 5.0% in the six months ended December 31, 2000 as compared to December 31, 1999, while selling, general and administrative expenses increased by $1.4 million, or 4.1%, for the same period. For the quarter ended December 31, 2000, salaries, wages and benefits increased by $1.4 million or 5.7% as compared to the same period in the prior year, while selling, general and administrative expense were relatively flat for the same periods. The rise in these operating costs is attributable partially to the operating and integration costs associated with Landauer Associates, Inc., acquired in the first quarter of fiscal year 2000, along with additional costs and expenses required to support the overall revenue growth of the Company.

Depreciation and amortization expense for the six months ended December 31, 2000 increased to $5.7 million from $5.1 million in the comparable period last year, as the Company placed in service numerous technology infrastructure improvements during the first half of fiscal year 2000. The Company also holds multi-year service contracts with certain key advisory professionals for which cash payments were made to the professional upon signing. These costs are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $1.4 million was recognized in the six months ended December 31, 2000, respectively, compared to $1.0 million for the same period in the prior year.

During the quarter ended December 31, 2000 the Company recognized other non-recurring expenses totaling $2.9 million, relating primarily to the impairment of goodwill related to the April 1998 acquisition of White Commercial Real Estate. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

Interest and other income increased during the three and six month periods ending December 31, 2000 as compared to the same periods in the prior year as a result of higher cash investments resulting from improved operations along with a reduction in the Company's outstanding debt.

Effective December 31, 2000, the Company amended and restated its existing credit agreement. Unamortized costs related to the prior agreement totaling $406,000, net of applicable taxes, were written off and have been recorded as an extraordinary loss from extinguishment of debt during the quarter ended December 31, 2000.

Net Income

Net income for the six months ended December 31, 2000 was $6.5 million, or $0.31 per common share on a diluted basis, as compared to net income of $9.0 million, or $.43 per common share for the same period in 14 fiscal year 2000. For the quarter ended December 31, 2000, net income was $3.9 million, or $0.19 per common share on a diluted basis, as compared to net income of $5.7 million or $0.27 per common share for the same period in fiscal year 2000. The decrease in net income for the quarter and six month period was primarily due to non-recurring and extraordinary items totaling $3.0 million on a tax effected basis, or $0.14 per diluted common share, and was partially offset by improved net operating income and net interest income earned for the periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $51.3 million, of which $4.2 million was used in investing activities, primarily for purchases of equipment, software and leasehold improvements. Financing activities for the period were minimal, as the Company repaid its remaining acquisition debt and received net proceeds from stock option and employee stock purchase plan activities. Working capital also increased by $10.3 million during the six months ended December 31, 2000.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commissions balances of approximately $25.7 million, related to revenues earned in calendar year 2000, were paid in the quarter ending March 31, 2001.

On December 15, 2000, the Company commenced a cash self tender offer ("Offer") to purchase up to 7.0 million shares of its outstanding common stock at a price of $7 per share. On January 25, 2001 the Company announced the completion of the Offer period, and subsequently transferred $49 million in funds to the depositary agent for disbursement to the shareholders of record. The Offer was funded with $9 million of the Company's cash reserves and a $40 million term loan borrowed under an amended and restated credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), which revised certain terms and provisions of its prior credit facility. The Credit Agreement also provides a $15 million revolving credit facility for working capital purposes. The term loan facility was funded on January 24, 2001, and amortizes on a quarterly basis, totaling $8 million each year, until December 31, 2005 when both facilities mature. The revolving credit facility remains fully available as of the date of this report. Certain other mandatory prepayment provisions related to the receipt by the Company of certain debt, equity and/or sales proceeds also exist within the Credit Agreement.

Additional direct expenses related to the Offer will be charged to stockholders' equity during the quarter ending March 31, 2001, as incurred. Direct expenses related to the Credit Agreement totaling approximately $560,000 have been recorded as deferred financing fees and will be amortized over the term of the agreement.

The Credit Agreement also requires the Company to enter interest rate protection agreements, within 90 days of the date of the agreement, effectively fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. Certain provision variances between these requirements and the underlying term loan will likely result in the agreements being characterized as ineffective under the definitions included within Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This characterization will likely result in a more volatile earnings impact in future periods, as the Company will be required to recognize changes in the fair value of the instruments within its earnings statements for the period being presented. The initial fair value of these instruments will be determined once the Company enters into the agreements. As of the date of this report, no such agreements have been executed.

See Notes 5 and 8 of Notes to Condensed Consolidated Financial Statements for additional information pertaining to the Offer and Credit Agreement.

In August 1999 the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of December 31, 2000 the Company had repurchased 359,900 shares at a total cost of approximately $2.0 million. No shares were repurchased under this program during the six months ended December 31, 2000.

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

                                    PART II

                               OTHER INFORMATION

                      (Items 3 and 5 are not applicable
                   for the quarter ended December 31, 2000)

Item 1. Legal Proceedings
        -----------------

The disclosure called for by Item 1 is incorporated by reference to Note 7 of Notes to Condensed Consolidated Financial Statements.

Item 2. Changes in Securities
        ---------------------

(b) Effective December 31, 2000, the Company amended and restated its secured credit agreement with Bank of America, N.A. as Administrative Agent and a lender, and certain other lenders (the "Credit Agreement"), providing for a credit facility of up to $55 million. The term of the Credit Agreement extends until December 2005. As security for the facility, the lenders have a security interest in the majority of the assets of the Company and its primary subsidiaries. In addition, the material subsidiaries of the Company have guaranteed repayment of any amounts borrowed under the facility. Pursuant to the provisions of the Credit Agreement, the Company is prohibited from the payment of dividends or other repurchases, redemption or distributions with respect to its capital stock, other than dividends, redemption or other distributions payable in common stock with the same economic and voting rights as the currently outstanding common stock; and the Company may repurchase shares for cash in the amount of $2 million during the term of the agreement. There are also restrictions on indebtedness, liens, guarantees, loans, investments, acquisitions, and dispositions of assets. The financial covenants applicable during the term of the Credit Agreement include maintaining a) a ratio of debt to EBITDA of no more than i) 2.00 to 1.00 during calendar year 2001, ii) 1.75 to
1.00 during calendar year 2002, and iii) 1.50 to 1.00 at any time thereafter; b) a ratio of EBITDA to the sum of interest expense, income taxes, debt service, capital expenditures and earnout payments of at least 1.10 to 1.00 at all times, and c) minimum EBITDA of $31,000,000 for the period of four consecutive fiscal quarters ending on the last day of any fiscal quarter.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The 2000 annual meeting of stockholders of the Company was held on November 16, 2000. The Company submitted to a vote of stockholders, through the solicitation of proxies, the election of seven directors, representing the entire Board of Directors, and approval of a stock option plan. The votes cast for and withheld with respect to each nominee for election as director were as follows:

                                                                          Shares Withholding
Nominee                                        Shares For                      Authority
-------                                        ----------                      ---------
 R. David Anacker                              18,064,307                       660,350
 Joe F. Hanauer                                18,064,403                       660,254
 C. Michael Kojaian                            18,064,509                       660,148
 Reuben S. Leibowitz                           18,063,593                       661,064
 Ian C. Morgan                                 18,061,196                       663,461
 Robert J. McLaughlin                          18,064,191                       660,466
 Todd A. Williams                              18,063,137                       661,520

There were no broker non-votes with respect to any of the nominees for director.

The votes cast for, against, abstained and broker non-votes with respect to the Grubb & Ellis 2000 Stock Option Plan were as follows: 15,143,126 shares for, 2,178,040 shares against, 16,945 shares abstained, and 1,386,546 shares representing broker non-votes.

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

 3.4 Grubb & Ellis Company Bylaws, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed on September 28, 2000 (Commission File No. 1-8122).

(4)   Instruments Defining the Rights of Security Holders, including Indentures

 4.1 Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(1) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001 (Commission File No. 1-8122).

 4.2 Note executed by the Registrant in favor of Bank of America, N.A. dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(2) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001 (Commission File No. 1-8122).

 4.3 Note executed by the Registrant in favor of LaSalle Bank National Association dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(3) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001 (Commission File No. 1-8122).

 4.4 Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(4) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001 (Commission File No. 1-8122).

 4.5 Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(5) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001 (Commission File No. 1-8122).

(10)  Material Contracts

10.1 Separation Agreement entered into between Steven D. Scruggs and Grubb & Ellis Company dated as of September 12, 2000.

10.2 Grubb & Ellis Company 2000 Stock Option Plan, effective as of November 16, 2000.

10.3 Pledge Agreement between Landauer Realty Group, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 31, 2000.

10.4 Pledge Agreement between the Registrant and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.5 Pledge Agreement between Grubb & Ellis Management Services, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.6 Pledge Agreement between HSM Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.7 Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit
      10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

10.8 Collateral Trademark Security Agreement by the Registrant in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999 (Commission File No. 1-8122).

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

                                         GRUBB & ELLIS COMPANY
                                         ---------------------

                                         (Registrant)

Date: February 14, 2001

                                         /s/ Blake W. Harbaugh
                                         ----------------------
                                         Blake W. Harbaugh
                                         Senior Vice President and
                                         Chief Financial Officer

                            Grubb & Ellis Company

                                 EXHIBIT INDEX

                    for the quarter ended December 31, 2000
                    ---------------------------------------

Exhibits
--------

(10)  Material Contracts

10.1 Separation Agreement entered into between Steven D. Scruggs and Grubb & Ellis Company dated as of September 12, 2000.

10.2 Grubb & Ellis Company 2000 Stock Option Plan, effective as of November 16, 2000.

10.3 Pledge Agreement between Landauer Realty Group, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 31, 2000.