Form 10-Q
period 2001-03-31
GRUBB & ELLIS CO
filed 2001-05-15
CIK 216039

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 2001
                                                       ---------------

                                      OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                        Commission File Number: 1-8122
                                                ---------------------------


                             GRUBB & ELLIS COMPANY
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                    94-1424307
-----------------------------------                 ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                         2215 Sanders Road, Suite 400,
                             Northbrook, IL 60062
          --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (847) 753-7500
          --------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
          --------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No ___
   ---

                                  13,318,115
--------------------------------------------------------------------------------
               (Number of shares outstanding of the registrant's
                       common stock at April 23, 2001.)

                                    PART I


                             FINANCIAL INFORMATION

Item 1. Financial Statements

                             GRUBB & ELLIS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                    ASSETS

                                                                                   March 31,                 June 30,
                                                                                     2001                     2000
                                                                                  -----------              ----------
Current assets:
  Cash and cash equivalents                                                        $ 11,193                  $ 17,862
  Services fees receivable, net                                                      27,844                    28,896
  Other receivables                                                                   3,458                     3,416
  Prepaids and other current assets                                                   6,636                     4,477
  Deferred tax assets, net                                                            1,037                     1,132
                                                                                   --------                  --------
     Total current assets                                                            50,168                    55,783

Noncurrent assets:
  Equipment, software and leasehold improvements, net                                20,774                    20,501
  Goodwill, net                                                                      26,720                    29,559
  Deferred tax assets, net                                                            2,871                     3,133
  Other assets                                                                        6,873                     6,966
                                                                                   --------                  --------
     Total assets                                                                  $107,406                  $115,942
                                                                                   ========                  ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $  2,667                  $  2,708
  Commissions payable                                                                16,664                    18,682
  Acquisition indebtedness                                                                -                       519
  Accrued compensation and employee benefits                                         12,081                    14,316
  Credit facility debt                                                                8,000                         -
  Other liabilities                                                                   5,568                     7,675
                                                                                   --------                  --------
     Total current liabilities                                                       44,980                    43,900
Long-term liabilities:
  Credit facility debt                                                               31,000                         -
  Accrued claims and settlements                                                      8,966                     8,741
  Other liabilities                                                                   2,296                     1,681
                                                                                   --------                  --------
     Total liabilities                                                               87,242                    54,322
                                                                                   --------                  --------
Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 shares
     authorized; issued and outstanding 13,265,941 at
     March 31, 2001 and 19,810,894 shares at
     June 30, 2000                                                                      133                       198
  Additional paid-in-capital                                                         66,619                   113,399
  Accumulated other comprehensive income                                               (123)                        -
  Retained earnings (deficit)                                                       (46,465)                  (51,977)
                                                                                   --------                  --------
  Total stockholders' equity                                                         20,164                    61,620
                                                                                   --------                  --------
     Total liabilities and stockholders' equity                                    $107,406                  $115,942
                                                                                   ========                  ========

           See notes to condensed consolidated financial statements.

                             GRUBB & ELLIS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                  (unaudited)

                                                                   For the three months              For the nine months
                                                                       ended March 31,                  ended March 31,
                                                             -------------------------------     ------------------------------
                                                                   2001             2000              2001              2000
                                                             -------------     -------------     ------------      ------------
Revenue:
  Advisory services fees                                    $    66,187        $    76,869       $   281,872       $   257,522
  Management services fees                                       14,537             16,698            45,683            48,533
                                                            -----------        -----------       -----------       -----------
      Total revenue                                              80,724             93,567           327,555           306,055
                                                            -----------        -----------       -----------       -----------
Costs and expenses:
  Services commissions                                           36,923             43,892           176,727           153,868
  Salaries, wages and benefits                                   24,753             25,761            75,388            73,993
  Selling, general and administrative                            16,655             16,873            51,907            50,729
  Depreciation and amortization                                   2,949              2,629             8,695             7,726
  Impairment and other non-recurring expenses                       970                  -             3,856                 -
                                                            -----------        -----------       -----------       -----------
    Total costs and expenses                                     82,250             89,155           316,573           286,316
                                                            -----------        -----------       -----------       -----------

     Total operating income (loss)                               (1,526)             4,412            10,982            19,739
Other income and expenses:
  Interest and other income                                         494                262             1,594               800
  Interest expense                                                 (613)               (88)             (692)             (381)
                                                            -----------        -----------       -----------       -----------
  Income (loss) before income taxes and
          extraordinary item                                     (1,645)             4,586            11,884            20,158
(Provision) benefit for income taxes                                691             (1,926)           (5,966)           (8,466)
                                                            -----------        -----------       -----------       -----------
Income (loss) before extraordinary item                            (954)             2,660             5,918            11,692
Extraordinary loss on extinguishment of
  debt, net of tax                                                    -                  -              (406)                -
                                                            -----------        -----------       -----------       -----------
Net income (loss)                                           $      (954)       $     2,660       $     5,512       $    11,692
                                                            ===========        ===========       ===========       ===========
Net income (loss) per common share:
Basic -
  - from operations                                         $      (.06)       $       .14       $       .32       $       .59
  - from extraordinary loss                                           -                  -              (.02)                -
                                                            -----------        -----------       -----------       -----------
                                                            $      (.06)       $       .14       $       .30       $       .59
                                                            ===========        ===========       ===========       ===========

Diluted -

  - from operations                                         $      (.06)       $       .13       $       .31       $       .56
  - from extraordinary loss                                           -                  -              (.02)                -
                                                            -----------        -----------       -----------       -----------
                                                            $      (.06)       $       .13       $       .29       $       .56
                                                            ===========        ===========       ===========       ===========
Weighted average common shares outstanding:
  Basic -                                                    15,028,181         19,676,369        18,292,462        19,774,590
                                                            ===========        ===========       ===========       ===========
  Diluted -                                                  15,911,503         20,894,089        19,293,699        21,020,492
                                                            ===========        ===========       ===========       ===========

           See notes to condensed consolidated financial statements

                             GRUBB & ELLIS COMPANY
                CONDENSED CONSOLDATED STATEMENTS OF CASH FLOWS
                          (unaudited - in thousands)

                                                                                    For the nine months
                                                                                      ended March 31,
                                                                            ---------------------------------
                                                                                2001                   2000
                                                                            ---------              ----------
Cash Flows from Operating Activities:                                       $  5,512               $ 11,692
  Net income                                                                   8,695                  7,726
  Depreciation and amortization expense                                        2,150                      -
  Impairment of goodwill                                                         406                      -
  Extraordinary loss, net of tax
  Accrued compensation and other benefits                                     (2,235)                   341
  Funding of multi-year service contracts                                     (2,298)                (1,948)
  Other adjustments to reconcile net income to net cash
    provided by operating activities                                          (3,377)                   186
                                                                            --------               --------
     Net cash provided by operating activities                                 8,853                 17,997
                                                                            --------               --------
Cash Flows from Investing Activities:
  Purchase of equipment, software and leasehold                               (5,457)                (6,294)
     improvements
  Cash paid for business acquisitions, net of cash acquired                        -                 (1,112)
  Other investing activities                                                       -                 (1,900)
                                                                            --------               --------
     Net cash used in investing activities                                    (5,457)                (9,306)
                                                                            --------               --------

Cash Flows from Financing Activities:
  Repayment of acquisition debt                                                 (519)                (2,103)
  Repayment of credit facility debt                                           (1,000)               (11,000)
  Borrowings on credit facility                                               40,000                  3,500
  Cash paid to fund self-tender offer                                        (48,752)                     -
  Repurchase of common stock                                                       -                 (1,983)
  Other financing sources (uses)                                                 206                   (103)
                                                                            --------               --------
     Net cash used in financing activities                                   (10,065)               (11,689)
                                                                            --------               --------

Net decrease in cash and cash equivalents                                     (6,669)                (2,998)
Cash and cash equivalents at beginning of period                              17,862                  5,500
                                                                            --------               --------
Cash and cash equivalents at end of period                                  $ 11,193               $  2,502
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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates, and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation, including commissions payable of approximately $18.7 million which had previously been netted against related commissions receivable. Such reclassifications have not changed previously reported results of operations or cash flows.

Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be achieved in future periods.

In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements and requires companies to comply with the SAB not later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999, which for the Company would be the quarter ending June 30, 2001. Based upon current estimates, the Company would record a charge to income of approximately $5.3 million, before applicable taxes, representing the cumulative change as of July 1, 2000. The adoption and implementation of SAB 101 will impact the timing of leasing revenue recognition as the Company will be precluded from recognizing revenue when contingencies exist that could affect the Company's contractual right to collect future commission payments pursuant to the respective commission or lease agreements. The contingencies generally relate to the performance of third parties to the fee arrangement, such as a tenant's future occupancy or the commencement of rental payments by the tenant. Although the adoption of SAB 101 may impact the period in which leasing transaction revenues are recognized, it is not expected to impact the timing of the Company's cash flow from operations. The Company has not completed its analysis of the impact of SAB 101 for periods subsequent to June 30, 2000.

The Financial Accounting Standards Board issued Statement of Financial Accounting ("SFAS") No. 138 "Accounting for Derivative Instruments and Hedging Activities" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company became subject to the requirements of SFAS No. 133 during the three months ended March 31, 2001, as a result of entering into two interest rate swaps in conjunction with a new credit agreement. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates, the computed "effectiveness" of the derivatives, as that term is defined by

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

1. Interim Period Reporting (continued)

SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

2. Income Taxes

The provision for income taxes for the nine months ended March 31, 2001 and 2000 is as follows (in thousands):


                                      For the nine months ended
                                             March 31,
                                      -----------------------
                                         2001         2000
                                      ---------      --------
               Current                 $5,609        $4,266
               Deferred                   357         4,200
                                      -------        ------
                                       $5,966        $8,466
                                      =======        ======


The Company's effective tax rate for financial statement purposes increased for the nine months ended March 31, 2001 due to the non-deductible nature of the write-off of goodwill related to the acquisition of White Commercial Real Estate.

3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                                         Three months ended             Nine months ended
                                                                              March 31,                       March 31,
                                                                       -----------------------         ---------------------
                                                                         2001            2000            2001          2000
                                                                       --------         ------          -------      -------
Net income (loss)                                                      $  (954)         $ 2,660         $ 5,512      $11,692
                                                                       =======          =======         =======      =======
Basic earnings (loss) per share:

Weighted average common shares outstanding                              15,028           19,676          18,292       19,774
                                                                       =======          =======         =======      =======
Earnings (loss) per share - basic                                      $  (.06)         $   .14         $   .30      $   .59
                                                                       =======          =======         =======      =======
Diluted earnings (loss) per share:

Weighted average common shares outstanding                              15,028           19,676          18,292       19,774
Effect of dilutive securities:
  Stock options and warrants                                               884            1,218           1,002        1,246
                                                                       -------          -------         -------      -------
Weighted average dilutive common shares outstanding                     15,912           20,894          19,294       21,020
                                                                       -------          -------         -------      -------
Earnings (loss) per share - diluted                                    $  (.06)         $   .13         $   .29      $   .56
                                                                       =======          =======         =======      =======

    The dilutive effect of stock options and warrants for the three months ended March 31, 2001 has been excluded, as their inclusion is anti-dilutive.

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

                                                            Advisory          Management         Company
                                                            Services           Services          Totals
                                                            ---------         ----------       ---------
Nine months ended March 31, 2001
     Total revenue                                           $281,872          $45,683          $327,555
     EBITDA                                                    22,454            2,673            25,127
     Total assets as of March 31, 2001                         83,611           23,795           107,406

Nine months ended March 31, 2000
     Total revenue                                           $257,522          $48,533          $306,055
     EBITDA                                                    24,757            3,508            28,265
     Total assets as of March 31, 2000                         77,626           23,516           101,142

Reconciliation of Segment EBITDA to Income Before Income Taxes

                                                                Nine months ended
                                                                     March 31,
                                                             ------------------------
                                                                2001           2000
                                                             ---------       --------
          Total segment EBITDA                                $25,127         $28,265
          Less:
          Depreciation and amortization                         8,695           7,726
          Non-recurring expenses                                3,856               -
          Interest expense                                        692             381
                                                              -------         -------
               Income before income taxes and
                  extraordinary item                          $11,884         $20,158
                                                              =======         =======

In evaluating segment performance, the Company's management utilizes EBITDA as a measure of the segment's ability to generate cash flow from its operations. Other items contained within the measurement of net income, such as interest expense and taxes, and non-recurring items, are generated and managed at the corporate administration level rather than the segment level. In addition, net income measures also include non-cash amounts such as depreciation and amortization expense.

EBITDA as presented with respect to the Company's reportable segments is an important measure of cash generated by the Company's operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items, however, it also excludes interest expense and income taxes. Management believes that EBITDA is relevant because it assists investors in evaluating the Company's ability to service its debt by providing a commonly used measure of cash available to pay interest. EBITDA also facilitates comparison of the Company's results of operations with those companies having different capital structures. Other companies may define EBITDA differently, and, as a result, such measures may not be comparable to the Company's EBITDA.

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements


5.   Credit Facility Debt

Effective December 31, 2000, the Company entered into an amended and restated credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), which revised certain terms and provisions of its prior credit facility. The Credit Agreement provides for a $40 million term loan which was used to fund a portion of the self-tender offer completed by the Company effective January 24, 2001, along with a $15 million revolving credit facility for working capital purposes. The term loan facility was funded on January 24, 2001, with the revolving credit facility remaining fully available as of May 15, 2001.

Interest on outstanding borrowings is based upon BofA's prime rate and/or the LIBOR rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate paid by the Company for the three months ended March 31, 2001 was 7.87%. The term loan facility amortizes on a quarterly basis, totaling $8 million each year, until December 31, 2005 when both facilities mature. Certain other mandatory prepayment provisions related to the operating cash flows of the Company and receipts of certain debt, equity and/or sales proceeds also exist within the agreement.

Direct expenses related to the Credit Agreement amendment totaling approximately $545,000 have been recorded as deferred financing fees and will be amortized on a straight-line basis over the term of the agreement. Unamortized fees related to the prior agreement, totaling approximately $406,000, net of applicable taxes of approximately $270,000, were written off concurrently with the effective date of the amendment and have been recorded as an extraordinary loss in accordance with accounting principles generally accepted in the United States.

Repayment of the Credit Agreement is collateralized by substantially all of the Company's assets and the Credit Agreement contains certain restrictive covenants, including, among other things: restrictions on the payment of dividends, the redemption or repurchase of capital stock, acquisitions, investments and loans; and the maintenance of certain financial ratios and minimum EBITDA levels.

The variable interest rate structure of the Credit Agreement exposes the Company to risks associated with changes in the interest rate markets. Consequently, the Credit Agreement required the Company to enter interest rate protection agreements, within 90 days of the date of the agreement, effectively fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. The Company subsequently established risk management policies and procedures to manage the cost of borrowing obligations, which include the use of interest rate swap derivatives to fix the interest rate on debt with floating rate indices. Further, the Company prohibits the use of derivative instruments for trading or speculative purposes. In March 2001, the Company entered into two interest rate swap agreements for a three year term, with banks that are parties to the Credit Agreement. As of March 31, 2001, the swap agreements had a total notional amount of $19.5 million, with a fixed annual interest rate to be paid by the Company of 5.18%, and a variable rate to be received by the Company equal to three month LIBOR borrowing rates. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

5.   Credit Facility Debt (continued)

On March 31, 2001, the derivative instruments were reported at their fair value of approximately $123,000 in other liabilities in the condensed Consolidated Balance Sheet. The offsetting amount is reported as a deferred loss in Accumulated Other Comprehensive Income. The Company's interest rate swaps are treated as cash flow hedges, which address the risk associated with future cash flows of debt transactions. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

6.   Impairment and Other Non-recurring Expenses

In accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", the net carrying value of goodwill is reviewed by management if facts and circumstances suggest that an impairment may exist. Such impairment was identified related to the remaining goodwill associated with the April 1998 acquisition of White Commercial Real Estate. A significant majority of the sales force terminated their relationship with the Company, and the office was subsequently closed with the remaining staff relocated to the Oakland, California office. The Company believed that the future estimated undiscounted cash flows of this operation were not sufficient to support the carrying value of such goodwill, and wrote off the remaining asset totaling $2,150,000, and recorded such charge to other non-recurring expenses in the nine months ended March 31, 2001 within the accompanying Condensed Consolidated Statements of Operations.

The Company also incurred other non-recurring expenses totaling $736,000, primarily professional services fees, related to its recent review of strategic initiatives, including potential acquisitions, sales and mergers, and $970,000 of stock option compensation expense related to the in the money portion of the options exercised in connection with the Company's self-tender offer.

7.   Self-Tender Offer

On December 15, 2000, the Company commenced a self-tender offer to purchase up to 7.0 million shares of its outstanding common stock at a price of $7 per share in cash. Shares issuable upon the exercise of outstanding stock options and warrants were also eligible for the buyback. On January 25, 2001 the Company announced the expiration of the offer period, pursuant to which approximately
19.6 million shares were tendered.

The Company subsequently disbursed net proceeds of approximately $48.8 million to buy back and concurrently retire 7.0 million shares of common stock, including 281,901 shares from options exercised by optionholders, and fund direct costs of the self-tender offer.

Holders of the Company's outstanding stock warrants chose not to exercise such warrants or tender any underlying shares in respect of the warrants. The tender offer was financed through a $40 million term loan (see Note 5 of Notes to Condensed Consolidated Financial Statements) and $8.8 million of the Company's cash reserves. Direct expenses totaling approximately $737,000 related to the tender offer were charged to stockholders' equity during the quarter ending March 31, 2001.

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

7.   Self-tender Offer (continued)

The option exercises, and the subsequent repurchase of the resulting shares by the Company through the completion of the tender offer, resulted in non-recurring compensation expense of approximately $970,000 to the Company during the quarter ended March 31, 2001. APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations require that compensation expense be recognized to the extent that the fair value of stock repurchased by a company exceeds the exercise price of the underlying option, whenever such purchases are made within six months of the option exercise date.

8.   Commitments and Contingencies

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

On August 18, 2000, the district court issued an opinion granting defendants' motions for summary judgment dismissing the federal RICO claims as time-barred under the statute of limitations. As to the state law claims for breach of fiduciary duty and negligent misrepresentation, the court declined to exercise supplemental jurisdiction and dismissed them without prejudice. The court declined to rule on defendants' motion to decertify the class because it was moot. Plaintiffs have appealed the summary judgment to the Third Circuit Court of Appeals and briefs have been filed. There were no material developments in this lawsuit during the period covered by this report.

Additional information concerning this lawsuit is contained in the Company's Annual Report on Form 10-K for the 2000 fiscal year, and the Quarterly Reports on Form 10-Q for the first and second fiscal quarters of 2001.

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

                             GRUBB & ELLIS COMPANY
             Notes to Condensed Consolidated Financial Statements

8.   Commitments and Contingencies (continued)

Environmental:

A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvents in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to correct the situation. However, findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Each of the partnership's partners has recently contributed new capital to finance the continuing assessment and remediation efforts. The Company's management believes that the outcome of these events will not have a material adverse effect on the consolidated financial position of the Company.

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

9.   Subsequent Event

The Company entered into an employment agreement with Barry M. Barovick as Chief Executive Officer and President effective May 15, 2001. Terms of the agreement call for, among other things, signing bonus and loan payments of up to $1.75 million to be paid within the first ninety days of the agreement.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. Such statements relate to, among other things, capital expenditures, acquisitions, operating improvements and costs, and are indicated by words or phrases such as "continuing," "believes," "expects," and similar words or phrases. Such factors which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company's increased debt level and its ability to make principal and interest payments,
(iv) expenses or capital requirements related to initiatives, investments in personnel and technology, and service improvements, (v) the success of new initiatives and investments, (vi) the ability of the Company to integrate acquired companies and assets, and (vii) other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

Revenue in any given quarter during the three fiscal year period ended June 30, 2000, as a percentage of total annual revenue, ranged from a high of 31.4% to a low of 19.1%, with revenue earned in the third quarters of each of the last three fiscal years ranging from 19.1% to 22.6%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ended June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the nine months ended March 31, 2001 was $327.6 million, an increase of 7.0% over revenue of $306.1 million for the same period last year. This improvement related to a $24.4 million increase in advisory services fees in the current nine months over the same period in 2000 as a result of increased real estate transaction activity in certain technology markets, the Company's multi-market relationships, larger assignments and the continuing increase in average annual production per professional. Management services fees decreased to $45.7 million during the nine months ended March 31, 2001 as compared to $48.5 million in the prior year. New business revenue gained during the nine months was offset due to the Company resigning a marginally profitable account, which had generated approximately $3.0 million in revenue annually, as well as reduced business services fees resulting from an unusually large one-time business services printing assignment completed during the quarter ended March 31, 2000.

Total revenue for the quarter ended March 31, 2001 was $80.7 million, a decrease of 12.8% over revenue of $93.6 million for the same period last year. Advisory services fees decreased $10.7 million or 13.9% over the prior year period, while management services fees decreased by $2.2 million, or 12.9%. The current softening in the general economy has resulted in a higher than normal slowing in real estate transaction velocity due to negative absorption and higher vacancy rates in certain markets.

Costs and Expenses

Advisory services commission expense is the Company's largest expense and is a direct function of gross transaction revenue levels, which include advisory service commissions and other fees. Professionals participate in advisory services fees at rates which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 62.7% from 59.8% for the nine months ended March 31, 2001 as compared to the same period in 2000, and decreased to 55.8% from 57.1% for the respective quarters ended March 31 in the same periods. Unusually high average commission expense had been incurred during the first six months of fiscal year 2001 in flourishing technology markets such as Silicon Valley, San Francisco, Denver, Washington D.C. and New York, and resulted from strong incremental revenue growth in these markets and the commensurately high production per professional, rather than changes to the existing compensation structure of the Company's advisory professionals. Commensurate with the downturn in advisory services commission revenues described above, the commission expenses incurred during the three months ended March 31, 2001, also declined.

Salaries, wages and benefits increased by $1.4 million or 1.9% in the nine months ended March 31, 2001 as compared to March 31, 2000, while selling, general and administrative expenses increased by $1.2 million, or 2.3%, for the same period. For the quarter ended March 31, 2001, salaries, wages and benefits decreased by $1.0 million or 3.9% as compared to the same period in the prior year, while selling, general and administrative expenses were relatively flat for the same periods.

Depreciation and amortization expense for the nine months ended March 31, 2001 increased 12.5% to $8.7 million from $7.7 million in the comparable period last year, as the Company placed in service numerous technology infrastructure improvements during the first half of fiscal year 2000. The Company also holds multi-year service contracts with certain key advisory professionals for which cash payments were made to the professional upon signing. These costs are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $2.1 million was recognized in the nine months ended March 31, 2001 compared to $1.5 million for the same period in the prior year.

During the quarter ended March 31, 2001 the Company recognized other non-recurring expenses totaling $3.9 million, relating primarily to the impairment of goodwill related to the April 1998 acquisition of White Commercial Real Estate, as well as compensation expense related to stock options exercised in connection with the Company's recently completed self-tender offer. See Notes 6 and 7 of Notes to Condensed Consolidated Financial Statements for additional information.

Interest and other income increased during the three and nine month periods ending March 31, 2001 as compared to the same periods in the prior year as a result of higher cash investments resulting from improved operations being invested prior to funding the self-tender offer and related costs during the three months ended March 31, 2001.

Effective December 31, 2000, the Company amended and restated its existing credit agreement. Unamortized costs related to the prior agreement totaling $406,000, net of applicable taxes of approximately $270,000, were written off and have been recorded as an extraordinary loss from extinguishment of debt during the quarter ended December 31, 2000.

Net Income

Net income for the nine months ended March 31, 2001 was $5.5 million, or $.29 per common share on a diluted basis, as compared to net income of $11.7 million, or $.56 per common share for the same period in fiscal year 2000. For the quarter ended March 31, 2001, a net loss was recognized totaling $954,000, or $(.06) per common share on a diluted basis, as compared to net income of $2.7 million or $.13 per common share for the same period in fiscal year 2000. The decrease in net income was primarily due to the non-recurring and extraordinary items occurring during the periods, along with the decline in net commission revenues recognized in the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $8.9 million for the nine months ended March 31, 2001 of which $5.5 million was used in investing activities, primarily for purchases of equipment, software and leasehold improvements. Financing activities for the period used cash reserves of $10.1 million. The Company used $40 million of term loan proceeds from its credit facility and $8.8 million of cash reserves to repurchase 7.0 million shares of stock in connection with a self-tender offer completed during the quarter ended March 31, 2001. Additional financing activities included scheduled principal repayments and proceeds generated from issuance of stock to option holders and the employee stock purchase plan. Working capital also decreased by $6.7 million during the nine months ended March 31, 2001, due primarily to the addition of $8.0 million of current debt obligations under the new credit facility.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of certain employee benefits and incentives and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commissions balances of approximately $25.7 million, related to revenues earned in calendar year 2000, were paid in the quarter ended March 31, 2001.

On December 15, 2000, the Company commenced a self-tender offer ("Offer") to purchase up to 7.0 million shares of its outstanding common stock at a price of $7 per share in cash. On January 25, 2001 the Company announced the completion of the Offer period, and subsequently disbursed net proceeds of approximately $48.8 million to the shareholders and optionholders and to fund direct expenses of the offer. The Offer and payment of related expenses was funded with $8.8 million of the Company's cash reserves and a $40 million term loan borrowed under an amended and restated credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), which revised certain terms and provisions of its prior credit facility. The Credit Agreement also provides a $15 million revolving credit facility for working capital purposes. The term loan facility was funded on January 24, 2001, and amortizes on a quarterly basis, totaling $8 million each year, until December 31, 2005 when both facilities mature. The revolving credit facility remains fully available as of the date of this report. Certain other mandatory prepayment provisions related to the receipt by the Company of certain debt, equity and/or sales proceeds also exist within the Credit Agreement.

Direct expenses related to the Offer totaling approximately $737,000 were charged to stockholders' equity during the quarter ended March 31, 2001, as incurred. Direct expenses related to the Credit Agreement totaling approximately $545,000 have been recorded as deferred financing fees and will be amortized over the term of the agreement.

The Credit Agreement also required the Company to enter interest rate protection agreements, within 90 days of the date of the agreement, effectively fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. The Company entered into two such agreements, each of which contains nearly identical terms. These interest rate swap agreements require the Company to pay a fixed annual interest rate of 5.18% on a notional amount representing one-half of the outstanding term loan principal, or $19.5 million as of March 31, 2001. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This characterization requires the Company to recognize changes in the fair value of the instruments within its stockholders' equity for the period being presented. The initial fair value of the instruments at March 31, 2001 reflects an obligation, and a corresponding charge has been recorded in Other Comprehensive Income in the Company's stockholders' equity.

See Notes 5 and 7 of Notes to Condensed Consolidated Financial Statements for additional information pertaining to the Offer and Credit Agreement.

In August 1999 the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of March 31, 2001 the Company had repurchased 359,900 shares at a total cost of approximately $2.0 million. No shares were repurchased under this program during the nine months ended March 31, 2001.

The Company entered into an employment agreement with Barry M. Barovick as Chief Executive Officer and President effective May 15, 2001. Terms of the agreement call for, among other things, signing bonus and loan payments of up to $1.75 million to be paid within the first ninety days of the agreement. The agreement is filed as an exhibit to this report and is incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's debt obligations are floating rate obligations whose interest rate and related monthly interested payments vary with the movement in LIBOR. See
Note 5 to the Condensed Consolidated Financial Statements. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert fifty percent of its floating rate term debt obligations to fixed rate debt obligations. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of March 31, 2001 the Company had a $19.5 million notional amount interest rate swap outstanding in which the Company pays a fixed rate of 5.18% and receives a three month LIBOR rate from the counterparties. The notional amount of the interest rate swap agreement is scheduled to decline as follows:


                    Notional Amount                Date
                  -------------------         -------------
                       $9,750,000             June 30, 2001
                        7,750,000             June 30, 2002
                        5,750,000             June 30, 2003
                        4,000,000            March 31, 2004

When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rate fall the interest rate swap agreements decline in value to the Company. As of March 31, 2001, interest rates had fallen and the interest rate swap agreement was in an unrealized loss position to the Company of approximately $123,000.

                                    PART II


                               OTHER INFORMATION


                    (Items 2, 3, 4 and 5 are not applicable
                     for the quarter ended march 31, 2001)

Item 1.   Legal Proceedings
          -----------------

The disclosure called for by Item 1 is incorporated by reference to Note 7 of Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits
     --------

(3)  Articles of Incorporation and Bylaws

3.1 Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995.

3.2 Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997.

3.3 Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997.

3.4 Grubb & Ellis Company Bylaws, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed on September 28, 2000.

(4)  Instruments Defining the Rights of Security Holders, including Indentures

4.1 Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(1) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.2 Note executed by the Registrant in favor of Bank of America, N.A. dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(2) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.3 Note executed by the Registrant in favor of LaSalle Bank National Association dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(3) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.4 Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(4) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.5 Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(5) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

(10) Material Contracts

10.1 Employment Agreement entered into between Barry M. Barovick and Grubb & Ellis Company dated as of May 15, 2001.

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


                                             GRUBB & ELLIS COMPANY
                                             ---------------------

                                             (Registrant)


Date: May 15, 2001                           /s/ Blake W. Harbaugh
                                             ---------------------
                                             Blake W. Harbaugh
                                             Senior Vice President and
                                             Chief Financial Officer

                             Grubb & Ellis Company

                                 EXHIBIT INDEX

                     for the quarter ended March 31, 2001
                     ------------------------------------


Exhibits
--------

(10)   Material Contracts

10.1 Employment Agreement entered into between Barry M. Barovick and Grubb & Ellis Company dated as of May 15, 2001.