Form 10-K
period 2001-06-30
GRUBB & ELLIS CO
filed 2001-09-28
CIK 216039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                          Commission file number 1-8122
                                                 ------

                              GRUBB & ELLIS COMPANY
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             94-1424307
 ------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 Incorporation or organization)                              Identification No.)

                          2215 Sanders Road, Suite 400,
                              NORTHBROOK IL, 60062
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (847) 753-7500
              ---------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of August 20, 2001 was approximately $14,544,021.

The number of shares outstanding of the registrant's common stock as of August 20, 2001 was 13,516,380 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 2001) are incorporated by reference into Part III of this Report.

                              GRUBB & ELLIS COMPANY
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
COVER
PAGE                                                                          1

TABLE OF CONTENTS                                                             2

Part I.

    Item 1.       Business                                                    3

    Item 2.       Properties                                                  7

    Item 3.       Legal Proceedings                                           7

    Item 4.       Submission of Matters to a Vote of Security Holders         7

Part II.

    Item 5.       Market for the Registrant's Common Equity

                        and Related Stockholder Matters                       8

    Item 6.       Selected Financial Data                                     9

    Item 7.       Management's Discussion and Analysis of Financial          10
                        Condition and Results of Operations

    Item 7A.      Quantitative and Qualitative Disclosures About Market

                      Risk                                                   20

    Item 8.       Financial Statements and Supplementary Data                21

    Item 9.       Changes in and Disagreements with Accountants

                      on Accounting and Financial Disclosure                 50

Part III.

    Item 10.      Directors and Executive Officers of the Registrant         51

    Item 11.      Executive Compensation                                     51

    Item 12.      Security Ownership of Certain Beneficial

                      Owners and Management                                  51

    Item 13.      Certain Relationships and Related Transactions             51

Part IV.

    Item 14.      Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K                              52

SIGNATURES                                                                   58

EXHIBIT INDEX                                                                59

                              GRUBB & ELLIS COMPANY

                                     PART I
                           ---------------------------


ITEM 1.  BUSINESS

GENERAL

Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (the "Company") is a full service commercial real estate company. The Company has a global strategic alliance with Knight Frank, one of the leading property consulting firms in Europe and Asia. The Company, through its offices, affiliates and alliance with Knight Frank, provides a full range of real estate services, including advisory, management and consultative services, to users and investors worldwide. With the collective resources of nearly 8,300 people in over 200 offices in 29 countries, the Company's professionals arrange the sale or lease of such business properties as industrial, retail and office buildings, as well as the acquisition and disposition of multi-family and hospitality properties and commercial land.

Major multiple-market clients have a single point of contact through the Company's national accounts program for coordination of all services. Delivered in a seamless manner across a national platform, comprehensive services inclusive of feasibility studies, market forecasts and research, are made available to large national entities. The Company is one of the nation's largest publicly traded commercial real estate firms, based on total revenue.

Property and facilities management services are provided by Grubb & Ellis Management Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company. Leveraging the management portfolio and the trend for outsourcing, additional revenues are earned in the provision of business services and project management. Positioned as a reputable national service delivery organization, agency leasing business activity generates revenues as well. GEMS had approximately 142 million square feet of property under management as of June 30, 2001.

Our global executive office is located at 55 E. 59th Street, New York, New York 10022-1122 (telephone 212-759-9700). Our principal operations center is located at 2215 Sanders Road, Suite 400, Northbrook, Illinois 60062 (telephone 847-753-7500).

STRATEGIC INITIATIVES

In fiscal 2001, the Company continued to build a national platform and develop the expertise to provide a comprehensive range of real estate advisory and consulting services. The Company's research capabilities support its transaction professionals to achieve sustained capabilities in executing transactions in the national marketplace. The Company plans to leverage its expertise and market presence in advisory and management services to become a full-service business advisory firm that corporations entrust to advise them on strategic real estate issues.

Under the direction of its new management team, the Company's strategy is to establish a strategic planning and consulting business practice unit that will be integrated with the Company's transaction and property management businesses. Through the integration of these businesses, the Company plans to promote efficiencies and maximize the potential from business development opportunities. The Company believes that these three business lines complement each other and will help insulate the Company from the cyclical nature of the real estate market, and potentially move the Company to generate more consistent, higher profit margins.

Grubb & Ellis' focus will be to provide services that go beyond facilitating a real estate transaction. The Company's expansion will be modeled around the growth and integration of its three core lines of business: (1) transaction, (2) property management and (3) consulting. The plan to integrate real estate knowledge with specific industry expertise has been initiated through the hiring of industry specialists. These specialists will support the transaction professionals in addressing challenges and issues faced by clients in specific industry sectors. Real estate knowledge will be integrated with strong transaction capability to service clients in a broader, more comprehensive delivery system.

Rather than merely executing a transaction, the Company's goal will be to advise a client on how real estate fits into their overall strategic plan. By positioning Grubb & Ellis as a business advisor to the "C" suite, the Company plans to create the platform to deliver the strategic planning and advisory real estate services that the Company believes will be the catalyst for increased success in the delivery of transactions. The Company's ability to execute this strategic plan will depend on the establishment of the consulting business unit and the integration of that unit with the Company's other lines of business, and there can be no assurance that the Company will succeed in this effort. The Company will strive to move towards an account-centric model of building client relationships and recurring revenue streams from the integrated business platform.

The Knight Frank strategic alliance will be the centerpiece for the deployment of the Company's global business strategy. With market presence in Europe, India and the Pacific Rim, the Company believes that Knight Frank is positioned to be an effective alliance partner that complements Grubb & Ellis' strengths and provides the mechanism to deliver real estate services to global enterprises. As the trend towards globalization among large entities continues to gain momentum, the Company intends to focus on global business development and capabilities.

Grubb & Ellis believes that strategic acquisitions are likely to provide the foundation for its entry into the real estate consulting business. The Company's strategy is for organic growth and consulting business expansion to occur from the platform established from the initial acquisitions. The Company's ability to assimilate acquired consulting practices within its existing infrastructure, and its effectiveness in transitioning the acquired business units, are critical to its success in realizing its goals of a fully integrated business model. There can be no assurance that the Company will be able to complete any such acquisitions or, if completed, that the Company will be able to effectively integrate the acquired businesses into its transaction services and property management businesses.

The Company's goal in the national and global marketplace is to become the premier provider of comprehensive real estate services. In doing so, Grubb & Ellis believes it will be more resilient to the economic swings that have traditionally impacted earnings and made the company a cyclical investment. In establishing higher margin consulting revenues as a more prominent part of the overall revenue mix, profit margins will potentially be higher overall.

Grubb & Ellis plans to continue to leverage the talent within the Company and the collective local market knowledge. The Company plans on capitalizing on its nationally recognized real estate research which will assist its transaction professionals to differentiate themselves in the marketplace. Upon
implementation  of  the  Company's   strategic  plan,  its  extensive   research
capabilities will support its three operating units. The Company plans to leverage the services offered by each unit, stressing synergy and integration and building account-centric relationships.

The Company has broadened its national affiliate program, through alliances with 40 real estate services firms, which has enabled it to enter markets where it previously did not have a formal presence and to better meet the multi-market needs of national clients. The Company has also invested in technology systems designed to provide a scalable platform for growth and to efficiently deliver and share data with clients. Among them is what the Company believes to be a state-of-the-art, company-wide information sharing and research network which enables its professional staff across all offices to work more efficiently, access the latest market intelligence, and more fully address clients' needs.

The Company completed a self-tender offer in February 2001 and purchased 7.0 million shares of its outstanding common stock at a price of $7.00 per share. See Item 7 of this Report for additional information.

ORGANIZATION

The Company is currently organized in the following business segments, in order to provide the real estate related services described below. Additional information on these business segments can be found in Note 15 of Notes to Consolidated Financial Statements under Item 8 of this Report.

ADVISORY SERVICES

Historically, advisory services have represented a large portion of the Company's operations, and in fiscal year 2001 represented 85% of the Company's total revenue. A significant portion of the advisory services provided by the Company are transaction related services, in which the Company represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transactions involve various types of commercial real estate, including office, industrial, retail, hospitality and land.

The Company also delivers, to a lesser extent, certain consulting related services to its advisory services clients, including site selection, feasibility studies, exit strategies, market forecasts, appraisals and demographics and research services.

MANAGEMENT SERVICES

GEMS provides comprehensive property management, agency leasing and related services for properties owned primarily by institutional investors, along with facilities management services for corporate users. Related services include construction management, business services and engineering services. In fiscal year 2001, these services represented the remaining 15% of the Company's total revenue.

COMPETITION

The Company competes in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other real estate service providers, but also from accounting and appraisal firms and self-managed real estate investment trusts. Although many of the Company's competitors are local or regional firms that are substantially smaller than the Company, some of these firms are substantially larger than the Company on a local or regional basis. In general, there can be no assurance that the Company will be able to continue to compete effectively, to maintain current fee levels or margins, or maintain or increase its market share. Due to the Company's relative strength and longevity in the markets in which it presently operates, and its ability to offer clients a range of real estate services on a local, regional, national and international basis, the Company believes that it can operate successfully in the future in this highly competitive industry, although there can be no assurances in this regard.

ENVIRONMENTAL REGULATION

Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions which have impacted the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company and the industry in general. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject the Company to liability to a buyer or lessee of property. Applicable laws and contractual obligations to property owners could also subject the Company to environmental liabilities through the provision of management services. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. The Company may be held liable as an operator for such costs in its role as an on-site property manager. Liability can be imposed even if the original actions were legal and the Company had no knowledge of, or was not responsible for, the presence of the hazardous or toxic substances. Further, the Company may also be held responsible for the entire payment of the liability if it is subject to joint and several liability and the other responsible parties are unable to pay. The Company may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which could adversely affect the Company's advisory and management services. The Company's financial results and competitive position for the fiscal year 2001 have not been materially impacted by its compliance with environmental laws or regulations, and no material capital expenditures relating to such compliance are planned. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.

SEASONALITY

A substantial component of the Company's revenues, as well as the related commission expense, is transactional in nature and as a result is subject to seasonal fluctuations. However, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 2001, 2000 and 1999, as a percentage of total annual revenue, ranged from a high of 34.3% to a low of 19.1%.

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

ITEM 2.   PROPERTIES

The Company leases all of its office space. The terms of the leases vary depending on the size and location of the office. As of June 30, 2001, the Company leased approximately 782,000 square feet of office space in 85 locations under leases, which expire at various dates through September 30, 2010. For those leases which are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. For further information, see
Note 9 of  Notes  to  Consolidated  Financial  Statements  under  Item 8 of this
Report.

ITEM 3.   LEGAL PROCEEDINGS

The information called for by Item 3 is included in Note 9 of Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                              GRUBB & ELLIS COMPANY

                                     PART II
                           ---------------------------


ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

The principal market for the Company's common stock is the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices of the Company's common stock on the NYSE for each quarter of the fiscal years ended June 30, 2001 and 2000.

                                 2001                          2000
                      --------------------------    ----------------------------
                         HIGH            LOW           HIGH            LOW
                         ----            ---           ----            ---
First Quarter            $6.50          $5.50          $5.94          $4.63
Second Quarter           $6.38          $4.13          $6.00          $4.56
Third Quarter            $6.30          $4.80          $6.00          $4.56
Fourth Quarter           $6.07          $4.50          $6.88          $5.25


As of August 20, 2001, there were 995 registered holders of the Company's common stock and 13,516,380 shares of common stock outstanding, of which 10,511,417 were held by persons who may be considered "affiliates" of the Company, as defined in Federal securities regulations. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

No cash dividends were declared on the Company's common stock during the fiscal years ended June 30, 2001 or 2000. The Company has agreed, under the terms of its revolving credit facility, not to pay cash dividends on its common stock for the duration of the facility, without obtaining an appropriate waiver from the lenders. In February 2001, the Company purchased 7.0 million shares of its common stock at $7.00 per share in cash, pursuant to a self-tender offer. See "Liquidity and Capital Resources" under Item 7 of this Report.

ITEM 6.   SELECTED FINANCIAL DATA

Five-Year Comparison of Selected Financial and Other Data for the Company:

                                                                             FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------------------------------------------------------
                                                       2001             2000             1999             1998             1997
                                                   -----------      -----------      -----------      -----------      -----------
                                                                           (in thousands, except share data)

Total revenue                                      $   411,815      $   413,535      $   314,101      $   282,834      $   228,630
Net income                                               1,369           16,290            8,079           21,506           19,010
Dividends in arrears applicable to preferred
  stockholders                                              --               --               --               --           (1,431)
Provision for income taxes                              (5,372)          (9,598)          (5,301)            (447)            (372)
Reduction in deferred tax asset
  valuation allowance                                       --               --            1,325            6,504            3,220
Income before extraordinary item and
  cumulative effect (1)                                  4,908           16,290            8,079           21,506           13,629
Income before extraordinary item and
    cumulative effect per common share (1)
  - Basic                                                  .28              .82             0.41             1.10              .85
  - Diluted                                                .27              .77             0.37              .98              .70
Weighted average common shares
  - Basic                                           17,051,546       19,779,220       19,785,715       19,607,352       14,429,971
  - Diluted                                         17,975,351       21,037,311       21,587,898       22,043,920       19,567,635

OTHER DATA:

EBITDA (2)                                         $    27,919      $    38,972      $    19,506      $    18,026      $    16,789
EBITDA as a percent of  total revenue                      6.8%             9.4%             6.2%             6.4%             7.3%

(1)

     Income and per share data reported on the above table reflect other non-recurring expenses in the amount of $6.2 million, $2.65 million and $2.4 million for the fiscal years ended June 30, 2001, 2000 and 1997, respectively. Net income for the fiscal years ended June 30, 2001 and 1997 includes an extraordinary loss of $406,000 and $5.4 million in extraordinary gain, respectively, both net of taxes, on the extinguishment of debt. Net income for the fiscal year ended June 30, 2001, also includes a charge of $3.1 million reflecting the cumulative effect of a change in an accounting principle. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 5, 12 and 13 of the Notes to Consolidated Financial Statements under Item 8 of this Report.

(2)

     The Company defines EBITDA as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-recurring income and expense and extraordinary items, which may not be comparable to measures of the same title reported by other companies. Management believes EBITDA is a relevant measurement of cash flow before interest and taxes. This form of measurement assists in evaluating the Company's ability to service its debt, and facilitates comparisons of the Company's results of operations with other companies having different capital structures.

                                                                          AS OF JUNE 30,
                                          -----------------------------------------------------------------------------
                                              2001            2000             1999             1998            1997
                                          -----------     -----------     ------------      -----------     -----------
                                                                (in thousands, except share data)
CONSOLIDATED BALANCE SHEET DATA:
Total assets                                  $92,426        $115,942          $98,451          $76,847         $45,986
Working capital                                 1,216          11,883             (300)          15,822          16,985
Long-term debt                                 29,000              --              553              459              --
Other long-term liabilities                     9,734          10,422           11,189           11,122          13,828
Stockholders' equity                           16,316          61,620           44,482           35,414          12,923
Book value per common share                      1.22            3.11             2.24             1.80             .66
Common shares outstanding                  13,358,615      19,810,894       19,885,084       19,721,056      19,509,952

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

This  Annual  Report  contains  statements  that are not  historical  facts  and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe," "expect," "should," "plan," "intend", "estimate" and "anticipate" or similar expressions. When we discuss our strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholders' value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company's ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future.

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

Factors which could adversely affect the Company's ability to obtain these results and value include, among other things:

o DECLINE IN THE VOLUME OF REAL ESTATE TRANSACTIONS AND PRICES OF REAL ESTATE. The Company's revenue is largely based on commissions from real estate transactions. As a result, a decline in the volume of real estate available for lease or sale, or in real estate prices, could have a material adverse effect on the Company's revenues.

o GENERAL ECONOMIC SLOWDOWN OR RECESSION IN THE REAL ESTATE MARKETS. Periods of economic slowdown or recession, rising interest rates or declining demand for real estate, both on a general or regional basis, will adversely affect certain segments of the Company's business. Such economic conditions could result in a general decline in rents and sales prices, a decline in the level of investment in real estate, a decline in the value of real estate investments and an increase in defaults by tenants under their respective leases, all of which in turn would adversely affect revenues from advisory services fees and brokerage commissions which are derived from property sales, aggregate rental payments and property management fees.

o THE COMPANY'S DEBT LEVEL AND ABILITY TO MAKE PRINCIPAL AND INTEREST PAYMENTS. As a result of the Company's strategic initiatives, the Company may incur substantial amounts of debt. In connection with the self-tender offer, the Company incurred approximately $40.0 million of bank debt. Any material downturn in the Company's revenue or increase in its costs and expenses could render the Company unable to meet its debt obligations.

o IMPLEMENTATION OF STRATEGIC INITIATIVES, EXPENSES OR CAPITAL EXPENDITURES RELATED TO INITIATIVES. As discussed in Part I, Item 1 of this Annual Report under "Strategic Initiatives," the Company has undertaken, and plans to continue to undertake, a number of strategic initiatives, some of which involve expansion into a new consulting business unit, integration of the Company's business units, investments in technology systems, service improvements, people and acquisitions. There can be no assurance that the Company will be able to successfully develop and expand a consulting business, whether by acquisition or organic growth, or that the Company will be able to effectively integrate its three business units. Even if the Company successfully develops and integrates the new business unit, there can be no assurance that it will result in the Company's revenues and value being less cyclical or in the Company's profit margins being more consistent and higher. The investments related to some or all of these new initiatives may result in significant expenditures by the Company. The Company's results of operations could be adversely affected if these strategic initiatives are unsuccessful.

o RISKS ASSOCIATED WITH ACQUISITIONS. As discussed in Part I, Item I of this Annual Report under "Strategic Initiatives," the Company has completed a number of acquisitions and established a strategic alliance. Also, in connection with the Company's strategic initiatives, it may undertake one or more strategic acquisitions. There can be no assurance that significant difficulties in integrating operations acquired from other companies and in coordinating and integrating systems in a strategic alliance will not be encountered, including difficulties arising from the diversion of management's attention from other business concerns, the difficulty associated with assimilating groups of broad and geographically dispersed personnel and operations and the difficulty in maintaining uniform standards and policies. There can be no assurance that the integration will ultimately be successful, that the Company's management will be able to effectively manage any acquired business or that any acquisition or strategic alliance will benefit the Company overall.

o LIABILITIES ARISING FROM ENVIRONMENTAL LAWS AND REGULATIONS. Part I, Item I of this Annual Report under "Environmental Regulation" discusses potential risks related to environmental laws and regulations.

o THE COMPANY FACES INTENSE COMPETITION. Part I, Item I of this Annual Report under "Competition" discusses potential risks related to competition.

o THE COMPANY'S REVENUES ARE SEASONAL. Part I, Item I of this Annual Report under "Seasonality" discusses potential risks related to the seasonal nature of the Company's business.

o THE COMPANY'S ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. The growth of the Company's business is largely dependent upon its ability to attract and retain qualified personnel in all areas of its business. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit its growth, and its business and operating results could suffer.

o CONTROL BY EXISTING STOCKHOLDERS. A single investor beneficially owns approximately 48% of the outstanding common stock of the Company. As a result, this investor can significantly influence the Company's affairs and policies and the approval or disapproval of most matters submitted to a vote of the Company's stockholders, including the election of directors.

o    OTHER FACTORS. Other factors described elsewhere in this Annual Report.

                              RESULTS OF OPERATIONS

OVERVIEW

The Company reported net income of $1.4 million for the year ended June 30, 2001, reflecting a significant decrease in operating income due to larger advisory service commissions expense, a reduction in management services revenue and non-recurring expenses. The current downturn in the general economy during the last half of the Company's fiscal year has impacted the Company's revenue stream and has eroded much of the operating profits realized in the first six months of the fiscal year.

ACCOUNTING CHANGE

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC staff's views regarding the recognition and reporting of revenues in financial statements. The adoption of SAB 101 is reflected as a cumulative effect of a change in accounting principle as of July 1, 2000. Under SAB 101, the Company's leasing commissions that are payable upon certain events such as tenant occupancy or commencement of rent will now be recognized upon the occurrence of such events. In addition, consulting fees will be recognized under SAB 101 generally upon the delivery of agreed upon services to the client. Historically, the Company had recognized leasing commissions at the earlier of receipt of full payment or receipt of partial payment when lease and commissions agreements had been executed and no significant contingencies existed. The Company had recognized consulting fees as employee time was incurred on a project. While this accounting change affects the timing of recognition of leasing revenues (and corresponding services commission expense) and consulting revenues, it does not impact the Company's cash flow from operations. Financial results for the year ended June 30, 2001 have been adjusted retroactively to the beginning of the year in compliance with the requirements of this accounting change. The impact of this accounting change on the fiscal year is provided in the following table:

                                                                 Income Before
                                       Advisory                   Cumulative
(In thousands)                       Services Fees   EBITDA (1)     Effect
--------------                       -------------   ---------   -------------

Operating Results - Previous Basis
  of Accounting                        $ 349,005      $ 26,865      $ 3,870
                                       ---------      --------      -------
Effect of SAB 101:

Quarter ended September 30, 2000           1,662           856          514

Quarter ended December 31, 2000            1,194           982          589

Quarter ended March 31, 2001                (515)         (885)        (531)

Quarter ended June 30, 2001                  241           101           60
                                       ---------      --------      -------

     Year ended June 30, 2001              2,582         1,054          632
                                       ---------      --------      -------


Operating Results - Before
  Cumulative Effect                      351,587        27,919        4,502

Cumulative Effect - July 1, 2000              --            --       (3,133)
                                       ---------      --------      -------

Operating Results - After
  Cumulative Effect                    $ 351,587      $ 27,919      $ 1,369
                                       =========      ========      =======

(1) The Company defines EBITDA as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude other non-recurring income and expense and extraordinary items, which may not be comparable to measures of the same title reported by other companies. Management believes EBITDA is a relevant measurement of cash flow before interest and taxes. This form of measurement assists in evaluating the Company's ability to service its debt, and facilitates comparisons of the Company's results of operations with other companies having different capital structures.

The cumulative effect of the accounting change on prior years resulted in a reduction to income for fiscal year 2001 of $3.1 million (net of applicable taxes of $2.1 million), or $.17 per diluted share. The effect of retroactive application of the accounting change to July 1, 2000 increased advisory services fees by $2.6 million, EBITDA by $1.1 million and income before the cumulative effect of the accounting change by $632,000, or $.04 per diluted share, for fiscal year 2001.

On a pro forma basis, giving effect to the change retroactive to July 1, 1999, the Company would have reported advisory services fees of $346.5 million, EBITDA of $37.7 million, and net income of $15.5 million for fiscal year 2000. Actual results reported for fiscal year 2000 included advisory services fees of $348.2 million, EBITDA of $38.9 million and net income of $16.3 million.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

REVENUE

The Company's revenue is derived principally from advisory services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition assignments as well as fees from valuation, consulting and asset management assignments. Management services fees comprise the remainder of the Company's revenues, and include fees related to property management and facilities management outsourcing, business services and agency leasing.

Total revenue for fiscal year 2001 was $411.8 million, a decrease of 0.4% from $413.5 million for fiscal year 2000. Advisory services fees remained relatively flat, as increased activity in the first half of the fiscal year from certain technology markets, multi-market relationships and larger assignments was offset in the second half of the fiscal year by the weakening general economy and its impact on the real estate industry through negative absorption and higher vacancy rates. The impact of SAB 101 on these revenues for fiscal 2001 as compared to fiscal 2000 was insignificant. Management services fees of $60.2 million in fiscal 2001 decreased by approximately $5.1 million, or 7.9% compared to the prior year. New business revenue gains were offset by the Company resigning a marginally profitable account which had generated approximately $3.0 million in annual revenue, as well as fees recognized in fiscal year 2000 resulting from an unusually large one-time business services printing assignment.

COSTS AND EXPENSES

Advisory services commission expense is the Company's largest expense and is a direct function of advisory services gross transaction revenue levels, which include advisory service commissions and other fees. Professionals participate in advisory services fees at rates which increase upon achievement of certain levels of production. As a percentage of gross advisory services transaction revenue, related commission expense increased to 61.6% from 59.8% for fiscal year 2001 as compared to fiscal year 2000. Unusually high average commission expense had been incurred during the first six months of fiscal year 2001 in flourishing technology markets such as Silicon Valley, San

Francisco, Denver, Washington D.C. and New York. This resulted from strong incremental revenue growth in these markets and the commensurately high production per professional, rather than changes to the existing compensation structure of the Company's advisory professionals. Commensurate with the subsequent downturn in advisory services commission revenues described above, the commission expenses incurred during the last six months of fiscal year 2001 also declined. The Company expects commissions as a percent of revenue to decrease over time as its transaction professionals have greater opportunities to increase their earnings potential through the Company's expanded business lines.

Salaries, wages and benefits expenses along with selling, general and administrative expenses, were relatively flat in fiscal year 2001 as compared to 2000, increasing by approximately $710,000, or 0.4%, as the Company tightened its discretionary expenditures in response to the slowing general economy.

Depreciation and amortization expense for fiscal year 2001 increased to $11.6 million from $10.5 million in fiscal year 2000 as the Company placed in service numerous technology infrastructure improvements during the first half of fiscal year 2000. The Company also holds multi-year service contracts with certain key advisory professionals for which cash payments were made to the professional upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $2.9 million was recognized in fiscal year 2001, compared to $2.2 million in the prior year.

During fiscal year 2001, the Company recognized other non-recurring expenses totaling $6.2 million, relating primarily to the impairment of goodwill related to the April 1998 acquisition of White Commercial Real Estate, as well as compensation expense related to stock options exercised in connection with the Company's recently completed self-tender offer, a writedown in the carrying basis of an investment in an internet venture, and executive severance costs related to recent senior management changes. See Notes 11 and 12 of Notes to Condensed Consolidated Financial Statements in Item 8 of this Report for additional information. Other non-recurring expenses totaling $2.7 million for fiscal year 2000 were recognized in connection with the resignation of the Company's former chairman and chief executive officer.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of fiscal 2003, which for the Company would be the quarter ending September 30, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.6 million per year.

During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Interest and other income increased during fiscal year 2001 as compared to 2000 as a result of higher available invested cash from improved operations in the first half of the fiscal year being invested prior to funding the Company's self-tender offer and related costs during the latter half of the fiscal year.

Interest expense incurred in fiscal year 2000 and through the first six months of fiscal 2001 was due primarily to seller financing related to business acquisitions made in calendar year 1998, as well as credit facility borrowings in the last half of fiscal year 1999. Interest expense incurred in the second half of fiscal year 2001 was due to the term loan borrowings related to the Company's self-tender offer.

Effective December 31, 2000, the Company amended and restated its existing credit agreement. Unamortized costs related to the prior agreement totaling $406,000 (net of applicable taxes of approximately $270,000) were written off and were recorded as an extraordinary loss from extinguishment of debt during the quarter ended December 31, 2000.

As disclosed in "Accounting Change" above, the SEC issued SAB 101 relating to the recognition of revenue for publicly owned companies. The application of SAB 101 resulted in the recognition of a cumulative effect charge of $3.1 million (net of applicable taxes effect of $2.1 million) on July 1, 2000.

INCOME TAXES

As of June 30, 2001, the Company had gross deferred tax assets of $11.4 million, with $2.5 million of the deferred tax assets relating to net operating loss carry forwards which will be available to offset future taxable income through 2008. Management believes that the Company will generate sufficient future taxable income to realize the majority of these net deferred tax assets. The Company has recorded a valuation allowance for $4.5 million against the deferred tax assets as of June 30, 2001 and will continue to do so until such time as management believes that the Company will realize such tax benefits. Although uncertainties exist as to these events, the Company will continue to review its operations periodically to assess whether and when all deferred tax assets may be realized. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

NET INCOME

Net income for fiscal year 2001 was $1.4 million, or $.08 per common share on a diluted basis, as compared to net income of $16.3 million, or $.77 per common share for fiscal year 2000. The Company generated basic earnings per share of $.08 and $.82 in fiscal years 2001 and 2000, respectively. Included in net income were deferred tax benefits of $1.4 million for fiscal year 2000.

STOCKHOLDERS' EQUITY

During fiscal year 2001, stockholders' equity decreased $45.3 million to $16.3 million from $61.6 million at June 30, 2000. In addition to net income of $1.4 million for fiscal year 2001, the Company received $1.0 million from the sale of common stock under its stock option plans and employee stock purchase plan and paid $48.8 million to shareholders in connection with a self-tender offer completed in January 2001. See Liquidity and Capital Resources below and Notes 7 and 11 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information. The book value per common share issued and outstanding decreased to $1.22 at June 30, 2001 from $3.11 at June 30, 2000.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

REVENUE

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

COSTS AND EXPENSES

As a percentage of advisory services gross transaction revenue, related commission expense increased by 200 basis points for fiscal year 2000 as compared to fiscal year 1999. This increase was due to higher participation rates in effect at some of the companies acquired over the past two years as well as larger percentages of the fiscal year 2000 revenue generated by professionals in the higher commission brackets.

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

INCOME TAXES

As of June 30, 2000, the Company had gross deferred tax assets of $10.0 million, with $2.8 million of the deferred tax assets relating to net operating loss carry forwards. The Company recorded a valuation allowance for $4.4 million against the deferred tax assets as of June 30, 2000.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company had an overall reduction in cash of $10.6 million mostly attributable to the net impact on cash reserves from the self-tender offer. The Company generated cash flow from operations of $8.0 million during fiscal year 2001, which was used to fund its purchase of equipment, software and leasehold improvements of $6.2 million, and make deferred payments of $568,000 to sellers involved in the Company's recent acquisitions. With respect to the self-tender offer completed in February 2001, the Company disbursed $48.8 million to stockholders and related costs, offset by $37 million in related net borrowings.

See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

The Company has historically experienced the highest use of operating cash in the quarter ending March 31, primarily related to the payment of certain employee benefits and incentives and deferred commission payable balances which attain peak levels during the quarter ending December 31. Deferred commissions balances of approximately $25.7 million, related to revenues earned in calendar year 2000, were paid in the quarter ended March 31, 2001.

On December 15, 2000, the Company commenced a self-tender offer ("Offer") to purchase up to 7.0 million shares of its outstanding common stock at a price of $7 per share in cash. On January 25, 2001 the Company announced the expiration of the Offer period, and subsequently disbursed net proceeds of approximately $48.8 million to the shareholders and optionholders and to fund direct expenses of the Offer. The Offer and payment of related expenses was funded with $8.8 million of the Company's cash reserves and a $40 million term loan borrowed under an amended and restated credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), which revised certain terms and provisions of its prior credit facility.

The Credit Agreement also provides a $15 million revolving credit facility for working capital purposes. The term loan facility ($40 million at inception) was funded on January 24, 2001, and amortizes on a quarterly basis, totaling $8 million each year, until December 31, 2005 when both facilities mature. The revolving credit facility remains fully available as of the date of this report. Certain other mandatory prepayment provisions related to the receipt by the Company of certain debt, equity and/or sales proceeds also exist within the Credit Agreement.

Direct expenses related to the Offer totaling approximately $795,000 were fully paid and charged to stockholders' equity during fiscal year 2001, as incurred. Direct expenses were paid related to the Credit Agreement totaling approximately $559,000, which have been recorded as deferred financing fees and will be amortized over the term of the agreement.

The Credit Agreement also required the Company to enter into interest rate protection agreements, within 90 days of the date of the agreement, effectively fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. The Company entered into two such agreements, each of which contains nearly identical terms. These interest rate swap agreements require the Company to pay a fixed annual interest rate of 5.18% on a notional amount representing one-half of the outstanding term loan principal, or $18.5 million as of June 30, 2001. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This characterization requires the Company to recognize changes in the fair value of the instruments within its stockholders' equity for the period being presented. The fair value of the instruments at June 30, 2001 reflects an obligation, and a corresponding charge has been recorded in Other Comprehensive Loss in the Company's stockholders' equity.

See Notes 5 and 11 of Notes to Consolidated Financial Statements under Item 8 of this Report for additional information pertaining to the Credit Agreement and Offer.

In August 1999 the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2001 the Company had repurchased 359,900 shares at a total cost of approximately $2.0 million. No shares were repurchased under this program during fiscal year 2001.

The Company entered into an employment agreement with Barry M. Barovick as Chief Executive Officer and President effective May 15, 2001. Terms of the agreement call for, among other things, a signing bonus and loan payments of up to $1.75 million to be paid within the first ninety days of the agreement. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

The Company continues to explore additional strategic acquisition opportunities that have the potential to expand the depth and breadth of its current lines of business and increase its market share. The sources of consideration for such acquisitions could be cash, the Company's current credit facility, net debt, and/or the issuance of stock, or a combination of the above. No assurances can be made that any additional acquisitions will be made. Warburg, Pincus Investors, L.P., a principal stockholder, may provide the Company with financing in connection with potential acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's bank debt obligations are floating rate obligations whose interest rate and related monthly interested payments vary with the movement in LIBOR. See Note 5 of Notes to the Consolidated Financial Statements under Item 8 of this Report. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert fifty percent of its floating rate term debt obligations to fixed rate debt obligations through March 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of June 30, 2001 the Company had $18.5 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three month LIBOR based rate from the counterparties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:

                   Notional Amount                Date
                   ---------------          --------------
                     $14,500,000             June 30, 2002
                      10,500,000             June 30, 2003
                       8,000,000            March 31, 2004

When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of June 30, 2001, interest rates had fallen and the interest rate swap agreement was in an unrealized loss position to the Company of approximately $68,000, net of taxes.

To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2001 (in thousands):

            Notional Amount                               $ 18,500
            Fair Value to the Company                          (68)
            Fair Value to the Company Reflecting
                Change in Interest Rates
                -100 BPS                                      (250)
                +100 BPS                                       115

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 13 to the consolidated financial statements, in fiscal 2001 the Company changed its method of accounting for revenue recognition for leasing commissions and consulting fees.

ERNST & YOUNG LLP

Chicago, Illinois
August 28, 2001

                              GRUBB & ELLIS COMPANY
                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2001 AND 2000

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                           2001          2000
                                                         --------     ---------

Current assets:
  Cash and cash equivalents                              $  7,248     $  17,862
  Service fees receivable, net                             17,897        28,896
  Other receivables                                         3,610         3,416
  Advisor service contracts, net                            3,263         2,364
  Prepaids and other current assets                         5,278         2,113
  Deferred tax assets, net                                  1,296         1,132
                                                         --------     ---------
      Total current assets                                 38,592        55,783

Noncurrent assets:
  Equipment, software and leasehold
    improvements, net                                      19,669        20,501
  Goodwill, net                                            26,328        29,559
  Deferred tax assets, net                                  3,535         3,133
  Other assets                                              4,302         6,966
                                                         --------     ---------

      Total assets                                       $ 92,426     $ 115,942
                                                         ========     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  3,330     $   2,708
  Commissions payable                                       7,952        18,682
  Acquisition indebtedness                                     --           519
  Credit facility debt                                      8,000            --
  Accrued compensation and employee benefits               13,416        14,316
  Other accrued expenses                                    4,678         7,675
                                                         --------     ---------
    Total current liabilities                              37,376        43,900

Long-term liabilities:
  Credit facility debt                                     29,000            --
  Accrued claims and settlements                            8,695         8,741
  Other liabilities                                         1,039         1,681
                                                         --------     ---------
    Total liabilities                                      76,110        54,322
                                                         --------     ---------


Stockholders' equity:
  Common stock, $.01 par value: 50,000,000 shares
      authorized; 13,358,615 and 19,810,894
      shares issued and outstanding at
      June 30, 2001 and  2000, respectively                   134           198
    Additional paid-in-capital                             66,858       113,399
    Accumulated other comprehensive loss                      (68)           --
    Retained deficit                                      (50,608)      (51,977)
                                                         --------     ---------
      Total stockholders' equity                           16,316        61,620
                                                         --------     ---------

      Total liabilities and stockholders' equity         $ 92,426     $ 115,942
                                                         ========     =========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               2001            2000            1999
                                                           -----------     -----------     -----------
Revenue:
    Advisory services fees                                 $   351,587     $   348,165     $   260,071

    Management services fees                                    60,228          65,370          54,030
                                                           -----------     -----------     -----------
      Total revenue                                            411,815         413,535         314,101
                                                           -----------     -----------     -----------
Costs and expenses:
   Services commissions                                        216,646         208,260         150,343
   Salaries, wages and benefits                                 98,847          98,383          83,531
   Selling, general and administrative                          68,550          68,304          61,064
   Depreciation and amortization                                11,635          10,521           7,328
   Impairment and other non-recurring expenses                   6,222           2,650              --
                                                           -----------     -----------     -----------
      Total costs and expenses                                 401,900         388,118         302,266
                                                           -----------     -----------     -----------
        Total operating income                                   9,915          25,417          11,835
Other income and expenses:
   Interest and other income                                     1,787             884             922
   Interest expense                                             (1,422)           (413)           (702)
                                                           -----------     -----------     -----------
      Income before income taxes, extraordinary item
         and  cumulative effect                                 10,280          25,888          12,055

Provision for income taxes                                      (5,372)         (9,598)         (3,976)
                                                           -----------     -----------     -----------
Income before extraordinary item and cumulative effect           4,908          16,290           8,079
Extraordinary loss on extinguishment of debt, net of tax          (406)             --              --
                                                           -----------     -----------     -----------
Income before cumulative effect of accounting change             4,502          16,290           8,079
Cumulative effect of accounting change, net of tax              (3,133)             --              --
                                                           -----------     -----------     -----------
   Net income                                              $     1,369     $    16,290     $     8,079
                                                           ===========     ===========     ===========
Net income per common share:
   Basic-
   - before extraordinary item and cumulative effect       $      0.28     $      0.82     $      0.41
   - from extraordinary loss                                     (0.02)             --              --
   - from cumulative effect of accounting change                 (0.18)             --              --
                                                           -----------     -----------     -----------
                                                           $      0.08     $      0.82     $      0.41
                                                           ===========     ===========     ===========

   Diluted-
   -before extraordinary item and cumulative effect        $      0.27     $      0.77     $      0.37
   -from extraordinary loss                                      (0.02)             --              --
   -from cumulative effect of accounting change                  (0.17)             --              --
                                                           -----------     -----------     -----------
                                                           $      0.08     $      0.77     $      0.37
                                                           ===========     ===========     ===========
Weighted average common shares outstanding:
   Basic-                                                   17,051,546      19,779,220      19,785,715
                                                           ===========     ===========     ===========

   Diluted-                                                 17,975,351      21,037,311      21,587,898
                                                           ===========     ===========     ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                        Common Stock
                                  ------------------------                  Accumulated
                                                              Additional       Other        Retained       Total          Total
                                  Outstanding                  Paid-In-    Comprehensive    Earnings    Comprehensive  Stockholders'
                                     Shares         Amount     Capital          Loss        (Deficit)      Income         Equity
                                  ------------      ------    ----------   -------------    --------    -------------  ------------
Balance as of July 1, 1998          19,721,056      $ 198      $ 111,562      $     --      $(76,346)                    $ 35,414


Employee common stock
  purchases and net
  exercise of stock
  options                              164,028          1            988            --            --                          989
Net income                                  --         --             --            --         8,079                        8,079
                                    ----------      -----      ---------      --------      --------                     --------
Balance as of June 30, 1999         19,885,084        199        112,550            --       (68,267)                      44,482

Stock warrants issued                       --         --          1,620                          --                        1,620

Stock repurchases                     (359,900)        (4)        (1,979)                         --                       (1,983)

Employee common stock
  purchases and net
  exercise of stock
  options                              285,710          3          1,208                          --                        1,211

Net income                                  --         --             --                      16,290                       16,290
                                  ------------      -----      ---------      --------      --------                     --------
Balance as of June 30, 2000         19,810,894        198        113,399            --       (51,977)                      61,620

Self-tender offer repurchases       (7,000,073)       (70)       (48,740)           --            --                      (48,810)

Employee common stock
  purchases and net
  exercise of stock options            547,794          6          2,199            --            --                        2,205
Net income                                  --         --             --            --         1,369      $  1,369          1,369

Change in value of cash
  flow hedge, net of tax                    --         --             --           (68)           --           (68)           (68)
                                                                                                          --------
Total comprehensive income                                                                                $  1,301
                                  ------------      -----      ---------      --------      --------      ========       --------

Balance as of June 30, 2001         13,358,615      $ 134      $  66,858      $    (68)     $(50,608)                    $ 16,316
                                  ============      =====      =========      ========      ========                     ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        2001          2000          1999
                                                                      --------      --------      --------
Cash Flows from Operating Activities:

Net income                                                            $  1,369      $ 16,290      $  8,079
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Deferred tax provision (benefit)                                       (566)        2,125         3,334
   Depreciation and amortization                                        11,635        10,521         7,328
   Extraordinary loss, net of tax                                          406            --            --
   Cumulative effect of accounting change, net of tax                    3,133            --            --
   Impairment of goodwill and other investments                          3,000            --            --
   (Recovery) provision for services fees
       receivable valuation allowances                                    (195)         (336)          547
    Stock option compensation expense                                    1,219            --            --
Funding of multi-year service contracts                                 (3,637)       (2,773)           --
Increase in services fees receivable                                    (3,962)       (2,384)       (5,373)
(Increase) decrease in prepaid and other assets                           (623)        1,268        (6,537)
Increase in accounts and commissions payable                                92         1,111         4,109
Increase (decrease) in compensation and employee benefits payable         (900)        4,805         2,563
Decrease in accrued claims and settlements                                 (46)          (95)         (204)
Increase  (decrease) in other liabilities                               (2,916)        4,402        (1,051)
                                                                      --------      --------      --------
     Net cash provided by operating activities                           8,009        34,934        12,795
                                                                      --------      --------      --------

Cash Flows from Investing Activities:

Purchases of equipment, software and leasehold improvements             (6,153)       (8,008)       (9,669)
Cash paid for business acquisitions, net of cash acquired                 (568)       (1,112)      (17,102)
Other investing activities                                                  --        (1,900)           --
                                                                      --------      --------      --------
    Cash used in investing activities                                   (6,721)      (11,020)      (26,771)
                                                                      --------      --------      --------

Cash Flows from Financing Activities:

Repayment of credit facility debt                                       (3,000)       (7,500)           --
Borrowings on credit facility                                           40,000            --         7,500
Repayment of acquisition indebtedness                                     (519)       (2,366)       (3,264)
Proceeds from issuance of common stock, net                                986         1,211           989
Cash paid to fund self-tender offer                                    (48,810)           --            --
Repurchase of common stock                                                  --        (1,983)           --
Deferred financing fees                                                   (559)         (914)           --
                                                                      --------      --------      --------
   Net cash (used in) provided by financing activities                 (11,902)      (11,552)        5,225
                                                                      --------      --------      --------

Net increase  (decrease) in cash and cash equivalents                  (10,614)       12,362        (8,751)
Cash and cash equivalents at beginning of the year                      17,862         5,500        14,251
                                                                      --------      --------      --------

Cash and cash equivalents at end of the year                          $  7,248      $ 17,862      $  5,500
                                                                      ========      ========      ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  THE COMPANY

Grubb & Ellis Company (the "Company") is a full service commercial real estate company that provides services to real estate owners/investors and tenants including advisory services involving leasing, acquisitions and dispositions, and property and facilities management services. Additionally, the Company provides consulting and strategic services with respect to commercial real estate.

(B)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Grubb & Ellis Company, and its wholly owned subsidiaries, including Grubb & Ellis Management Services, Inc. ("GEMS"), which provides property and facilities management services. All significant intercompany accounts have been eliminated.

(C)  BASIS OF PRESENTATION

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

(D)  REVENUE RECOGNITION

Real estate sales commissions are recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist.

Effective July 1, 2000, the Company changed its method of accounting to comply with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements. See Note 13 for additional information.

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(E)  COSTS AND EXPENSES

Real estate advisory and other commission expenses are recognized concurrently with the related revenue. All other costs and expenses are recognized when incurred.

GEMS incurs certain salaries, wages and benefits in connection with the property and corporate facilities management services it provides which are in part reimbursed at cost by the owners of such properties. The following is a summary of the GEMS total gross and reimbursable salaries, wages and benefits (in thousands) for the years ended June 30, 2001, 2000 and 1999. The net expense is included in salaries, wages and benefits on the Consolidated Statements of Income.

                                               2001         2000         1999
                                            ---------    ---------    ---------

Gross salaries, wages and benefits          $ 140,667    $ 132,556    $ 125,126

Less: reimbursements from property owners    (104,648)     (94,621)     (94,753)
                                            ---------    ---------    ---------

Net salaries, wages and benefits            $  36,019    $  37,935    $  30,373
                                            =========    =========    =========

(F)  ACCOUNTING FOR STOCK-BASED COMPENSATION

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

(G)  INCOME TAXES

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

(H)  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with maturities of three months or less from the date of purchase and are stated at cost.

Cash payments for interest were approximately $1,383,000, $537,000 and $511,000 for each of the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Cash payments for income taxes for the fiscal years ended June 30, 2001, 2000 and 1999 were approximately $10,303,000, $4,372,000 and $474,000, respectively.

(I)  ADVISOR SERVICE CONTRACTS

The Company holds multi-year service contracts with certain key advisory professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $2.9 million and $2.2 million was recognized in fiscal years 2001 and 2000, respectively.

(J)  EQUIPMENT, SOFTWARE AND LEASEHOLD IMPROVEMENTS

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

(K)  GOODWILL

Goodwill, representing the excess of the cost over the fair value of the net tangible assets of acquired businesses, is stated at cost and is amortized on a straight line basis over estimated future periods to be benefited, which range from 15 to 25 years. Accumulated amortization amounted to approximately $4,704,000 and $3,375,000 at June 30, 2001 and 2000, respectively.

The net  carrying  value of  goodwill is  reviewed  by  management  if facts and
circumstances,   such  as   significant   declines  in  revenues  or  number  of
professionals, suggest that an impairment may exist. If an impairment is identified as a result of such reviews, the Company would measure it by comparing undiscounted cash flows of a specific acquired business with the carrying value of goodwill

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

associated therewith. If the future estimated undiscounted cash flows are not sufficient to recover the carrying value of such goodwill, such asset would be adjusted to its fair value through a charge to operations. An impairment loss of $2,150,000 was recognized in fiscal 2001 (See Note 12 of Notes to Consolidated Financial Statements for additional information). No impairment losses were identified in fiscal 2000 or 1999.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of fiscal 2003, which for the Company would be the quarter ending September 30, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.6 million per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

(L)  ACCRUED CLAIMS AND SETTLEMENTS

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

(M)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(N)  FAIR VALUE OF DERIVATIVE INSTRUMENTS AND HEDGED ITEMS

The Financial Accounting Standards Board issued Statement of Financial Accounting ("SFAS") No. 138 "Accounting for Derivative Instruments and Hedging Activities" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company became subject to the requirements of SFAS No. 133 during March 2001, as a result of entering into two interest rate swaps in conjunction with a new credit agreement. See Note 5 of Notes to Consolidated Financial Statements for additional information. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates, the computed "effectiveness" of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

(O)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. Commissions payable and other liabilities of approximately $12.7 million, respectively, at June 30, 2000, were offset against service fees receivables and other assets in previous financial statements, and have been reclassified to commissions payable and other liabilities for comparative purposes.

2.   SERVICES FEES RECEIVABLE, NET

Service fees receivable at June 30, 2001 and 2000 consisted of the following (in thousands):

                                                           2001          2000
                                                         --------      --------

Advisory services fees receivable                        $  9,969      $ 23,971
Management services fees receivable                         8,886         8,432
  Allowance for uncollectible accounts                       (834)       (2,326)
                                                         --------      --------
      Total                                                18,021        30,077
  Less portion classified as current                       17,897        28,896
                                                         --------      --------
    Non-current portion (included in other assets)       $    124      $  1,181
                                                         ========      ========

The following is a summary of the changes in the allowance for uncollectible service fees receivable for the fiscal years ended June 30, 2001, 2000 and 1999 (in thousands):

                                                    2001        2000       1999
                                                  -------     -------     ------

Balance at beginning of year                      $ 2,326     $ 2,662     $2,115
Reduction from change in accounting principle      (1,297)         --         --
Provision for bad debt                                 --          --        547
Recovery of allowance                                (195)       (336)        --
                                                  -------     -------     ------

Balance at end of year                            $   834     $ 2,326     $2,662
                                                  =======     =======     ======

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   EQUIPMENT, SOFTWARE AND LEASEHOLD IMPROVEMENTS, NET

Equipment, software and leasehold improvements at June 30, 2001 and 2000 consisted of the following (in thousands):

                                                               2001        2000
                                                             -------     -------

Furniture, equipment and software systems                    $40,954     $37,028
Leasehold improvements                                         5,060       4,577
                                                             -------     -------
    Total                                                     46,014      41,605
Less accumulated depreciation and amortization                26,345      21,104
                                                             -------     -------
Equipment, software and leasehold improvements, net          $19,669     $20,501
                                                             =======     =======

          The Company wrote off approximately $1.7 million and $4.0 million of furniture and equipment during the fiscal years ended June 30, 2001 and 2000, respectively. Approximately $1.3 million and $3.7 million of accumulated depreciation and amortization expense had been recorded on these assets prior to their disposition in the fiscal years ended June 30, 2001 and 2000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                             For the
                                                    fiscal year ended June 30,
                                                   2001        2000        1999
                                                 -------     -------     -------
Basic earnings per common share:
  Income before extraordinary item
    and cumulative effect                        $ 4,908     $16,290     $ 8,079
                                                 =======     =======     =======
  Weighted average common shares
    outstanding                                   17,052      19,779      19,786
                                                 =======     =======     =======
   Earnings per common share - basic             $  0.28     $  0.82     $  0.41
                                                 =======     =======     =======

                                                             For the
                                                    fiscal year ended June 30,
                                                   2001        2000        1999
                                                 -------     -------     -------
Diluted earnings per common share:
  Income before extraordinary item
    and cumulative effect                        $ 4,908     $16,290     $ 8,079
                                                 =======     =======     =======
  Weighted average common shares outstanding 17,052 19,779 19,786 Effect of dilutive securities:
    Stock options and warrants                       923       1,258       1,802
                                                 -------     -------     -------

  Weighted average common shares outstanding      17,975      21,037      21,588
                                                 =======     =======     =======

  Earnings per common share - diluted            $  0.27     $  0.77     $  0.37
                                                 =======     =======     =======

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   EARNINGS PER COMMON SHARE (CONTINUED)

Options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were 1,661,697, 1,177,800, and 1,124,850 at June 30,
2001, 2000 and 1999, respectively, and were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the year.

5.   CREDIT FACILITY DEBT

Effective December 31, 2000, the Company entered into an amended and restated credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), which revised certain terms and provisions of its prior credit facility. The Credit Agreement provides for a $40 million term loan which was used to fund a portion of the self-tender offer completed by the Company effective January 24, 2001, along with a $15 million revolving credit facility for working capital purposes. The term loan facility was funded on January 24, 2001, with the revolving credit facility remaining fully available as of June 30, 2001.

Interest on outstanding borrowings is based upon BofA's prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on the Credit Agreement obligations during fiscal year 2001 was 7.35%. The term loan facility amortizes on a quarterly basis, totaling $8 million each year, until December 31, 2005 when both facilities mature. Certain other mandatory prepayment provisions related to the operating cash flows of the Company and receipts of certain debt, equity and/or sales proceeds also exist within the agreement.

Direct expenses related to the Credit Agreement amendment totaling approximately $559,000 have been recorded as deferred financing fees and will be amortized over the term of the agreement. Unamortized fees related to the prior agreement, totaling approximately $406,000 (net of applicable taxes of approximately $270,000) were written off concurrently with the effective date of the amendment and have been recorded as an extraordinary loss in accordance with accounting principles generally accepted in the United States.

The variable interest rate structure of the Credit Agreement exposes the Company to risks associated with changes in the interest rate markets. Consequently, the Credit Agreement required the Company to enter interest rate protection agreements, within 90 days of the date of the agreement, effectively fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. The Company subsequently established risk management policies and procedures to manage the cost of borrowing obligations, which include the use of interest rate swap derivatives to fix the interest rate on debt with floating rate indices. Further, the Company prohibits the use of derivative instruments for trading or speculative purposes. In March 2001, the Company entered into two interest rate swap agreements

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   CREDIT FACILITY DEBT (CONTINUED)

for a three year term, with banks that are parties to the Credit Agreement. As of June 30, 2001, the swap agreements had a total notional amount of $18.5 million, with a fixed annual interest rate to be paid by the Company of 5.18%, and a variable rate to be received by the Company equal to three month LIBOR based borrowing rates. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

On June 30, 2001, the derivative instruments were reported at their fair value of approximately $68,000, net of applicable taxes, in other liabilities in the condensed Consolidated Balance Sheet. The offsetting amount is reported as a deferred loss in Accumulated Other Comprehensive Loss. The Company's interest rate swaps are treated as cash flow hedges, which address the risk associated with future variable cash flows of debt transactions. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

Repayment of the Credit Agreement is collateralized by substantially all of the Company's assets and the Credit Agreement contains certain restrictive covenants, including, among other things: restrictions on indebtedness, the payment of dividends, the redemption or repurchase of capital stock, acquisitions, investments and loans; and the maintenance of certain financial ratios and minimum cash flow levels.

In August 2001, the Company entered into an amendment to the Credit Agreement which amended financial covenants related to minimum cash flow levels and acceptable fixed cost ratios. The amendment also increased the interest margin by 0.25% over the rate effective in fiscal 2001.

6.   INCOME TAXES

The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision for income taxes for the fiscal years ended June 30, 2001, 2000 and 1999, which includes the income tax impact attributed to the extraordinary item ($270,000) and the cumulative effect adjustment ($2,089,000), consisted of the following (in thousands):

                                            2001            2000           1999
                                          -------          ------         ------
Current

  Federal                                 $ 3,095          $6,230         $  227
  State and  local                            484           1,243            415
                                          -------          ------         ------
                                            3,579           7,473            642
  Deferred                                   (566)          2,125          3,334
                                          -------          ------         ------
  Net provision                           $ 3,013          $9,598         $3,976
                                          =======          ======         ======

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES (CONTINUED)

At June 30, 2001, federal income tax operating loss carryforwards ("NOL's") were available to the Company in the amount of approximately $6.3 million, which expire in 2008. Utilization of the net operating loss carryforwards is limited to approximately $960,000 per year, pursuant to Section 382 of the Internal Revenue Code ("Code") relating to a prior ownership change. At June 30, 2001, the Company also had a book capital loss carryforward of $850,000 which can be used to offset future book capital gains.

As a result of a change in estimate in the fiscal year ended June 30, 2000 additional NOL's of approximately $2.0 million, previously considered unavailable to the Company under Code Section 382 (and not given accounting recognition) were identified. Approximately $1.0 million of these NOL's were utilized in fiscal year 2000, with the remaining carryforwards reflected as a component of the NOL's at June 30, 2001, discussed above.

The Company's effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows for the fiscal years ended June 30:

                                                2001        2000         1999
                                               ------      ------       ------

Federal statutory rate                           35.0%       35.0%        35.0%
State and local income taxes
  (net of federal tax benefits)                   3.9         5.2          1.9
Alternative minimum tax                            --          --          1.9
Meals and entertainment                           3.2         1.3          3.4
Increase (decrease) in valuation allowance         --          --        (11.0)
Goodwill impairment                               8.1          --           --
Goodwill amortization and other                   2.1        (2.1)         1.8
NOL carryforwards                                  --        (2.3)          --
                                               ------      ------       ------

  Effective income tax rate                      52.3%       37.1%        33.0%
                                               ======      ======       ======

During fiscal year 1999, the Company reduced the valuation allowance by $1.3 million to recognize deferred tax assets expected to be realized in future years. Management believes that the Company will generate sufficient future taxable income to realize the net deferred tax assets.

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INCOME TAXES (CONTINUED)

Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax basis of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows as of June 30, 2001 and 2000 (in thousands):

                                                            2001           2000
                                                        --------       --------
Deferred tax assets:
    NOL and credit carry forwards                       $  2,464       $  2,838
    Insurance reserves                                     2,677          2,451
    Commission and fee reserves                              641          1,196
    Claims and settlements                                 1,534          1,431
    Accounting change, deferred for tax basis              1,014             --
    Deferred compensation plan                             1,298            821
    Other                                                  1,746          1,301
                                                        --------       --------
        Deferred tax assets                               11,374         10,038
Less valuation allowance                                  (4,530)        (4,366)
                                                        --------       --------
                                                           6,844          5,672
Deferred tax liabilities                                  (2,013)        (1,407)
                                                        --------       --------
    Net deferred tax asset                              $  4,831       $  4,265
                                                        ========       ========
        Current                                         $  1,296       $  1,132
                                                        ========       ========
        Long Term                                       $  3,535       $  3,133
                                                        ========       ========

7.   STOCK OPTIONS, WARRANTS, STOCK PURCHASE AND 401(K) PLANS

STOCK OPTION PLANS

Changes in stock options were as follows for the fiscal years ended June 30, 2001, 2000, and 1999:

                                                2001                              2000                             1999
                                   -----------------------------     -----------------------------     -----------------------------
                                    Shares       Exercise Price        Shares      Exercise Price       Shares       Exercise Price
                                   ---------     ---------------     ---------     ---------------     ---------     ---------------
Stock  options
  outstanding at the
  beginning of the year            2,714,330     $1.88 to $16.44     2,530,280     $1.88 to $20.00     2,383,280     $1.88 to $27.50
Granted                              620,000      $4.80 to $6.44       845,500      $4.75 to $5.81       357,500      $6.25 to $8.94
Lapsed or canceled                  (310,895)    $1.88 to $13.50      (648,050)    $1.88 to $20.00      (182,100)    $2.38 to $27.50
Exercised                           (468,920)     $1.88 to $6.50       (13,400)     $1.88 to $2.38       (28,400)     $1.88 to $6.50
                                   ---------                         ---------                         ---------
Stock options outstanding
  at the end of the year           2,554,515     $1.88 to $16.44     2,714,330     $1.88 to $16.44     2,530,280     $1.88 to $20.00
                                   =========                         =========                         =========

Exercisable at end of
  the year                         1,095,007                         1,127,182                         1,045,102
                                   =========                         =========                         =========

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCK OPTIONS, WARRANTS, STOCK PURCHASE AND 401(K) PLANS (CONTINUED)

Additional information segregated by relative ranges of exercise prices for stock options outstanding as of June 30, 2001 is as follows:

                                 Weighted        Weighted          Weighted
                                 Average         Average            Average
                                  Years          Exercise          Exercise
    Exercise                    Remaining   Price-Outstanding  Price-Exercisable
     Price            Shares      Life            Shares            Shares
-----------------   ---------   ---------   -----------------  -----------------

 $1.88 to $4.25       293,118     2.59           $3.60              $3.48
 $4.80 to $5.81     1,165,744     8.80           $5.30              $5.79
 $5.94 to $8.94       346,165     6.35           $8.08              $8.07
$10.00 to $16.44      749,488     5.92           $11.97            $11.96
                    ---------
                    2,554,515
                    =========

Weighted average information per share with respect to stock options for fiscal years ended June 30, 2001 and 2000 is as follows:

                                                   2001               2000
                                                 --------           --------
Exercise price:
  Granted                                        $   4.88           $   5.63
  Lapsed or cancelled                                6.21               4.27
  Exercised                                          3.56               1.98
  Outstanding at June 30                             7.45               7.21
Remaining life                                   6.88 years         6.71 years

The Company's 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company's common stock for a total of 2,000,000 shares. At June 30, 2001, 2000 and 1999, the number of shares available for the grant of options under the plan were 595,014, 543,524 and 226,124, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the market price per share at the dates of grant, their terms and vesting schedules of which are determined by the Board of Directors.

The Company's 1993 Stock Option Plan for Outside Directors provides for an automatic grant of an option to purchase 10,000 shares of common stock to each newly elected independent member of the Board of Directors and an automatic grant of an option to purchase 8,000 shares at the successive four year service anniversaries of each such director. The exercise prices are set at the market price at the date of grant. The options expire five years from the date of grant and vest over three years from such date. The plan was amended in November 1998 to increase the number of issuable shares authorized for the plan from 50,000 to 300,000 and to provide for the anniversary options. The number of shares available for grant was 254,000 at June 30, 2001 and 246,000 at each of June 30, 2000 and 1999.

The Company's 1998 Stock Option Plan provides for grants of options to purchase the Company's common stock. The plan authorizes the issuance of up to 2,000,000 shares, and had 786,105, 567,100, and 1,081,950 shares available for grant as of June 30, 2001, 2000 and 1999, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCK OPTIONS, WARRANTS, STOCK PURCHASE AND 401(K) PLANS (CONTINUED)

schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.

The Company's 2000 Stock Option Plan, which was approved by the stockholders effective November 16, 2000, provides for grants of options to purchase the Company's common stock. The plan authorizes the issuance of up to 1,500,000 shares, and had 900,000 shares available for grant as of June 30, 2001. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, the full Board of Directors.

STOCK WARRANTS

As of June 30, 2001, the Company had the following stock warrants outstanding:

                  Number of Shares
                 Subject to Warrants            Exercise Price
                 -------------------            --------------

                       475,000                     $2.37500
                       235,045                      3.40355
                       887,358                      3.50000
                       88,496                       3.60449
                       600,000                      6.25000

In July 1999, the Company issued a warrant to purchase 600,000 shares of the Company's common stock to Aegon USA Realty Advisors, Inc., the parent company of Landauer Associates, Inc. ("LAI"), as part of the consideration granted in the acquisition of LAI. The warrant has a five-year life, expiring in July 2004, while all other warrants expire in January 2002.

EMPLOYEE STOCK PURCHASE PLAN

The Grubb & Ellis Company Employee Stock Purchase Plan was adopted effective August 1, 1997, and provides for the purchase of up to 750,000 shares of common stock by employees of the Company at a 15% discount from market price, as defined, through payroll deductions. The numbers of shares purchased under this plan were 182,683, 272,310 and 135,963 during the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCK OPTIONS, WARRANTS, STOCK PURCHASE AND 401(K) PLANS (CONTINUED)

EMPLOYEE 401 (K) PLAN

The Company has a 401(k) plan covering eligible employees and provides that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company for the plans (net of forfeitures and reimbursements received pursuant to property and corporate facilities management services agreements) amounted to approximately $1,083,000, $514,000, and $891,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

PRO FORMA INFORMATION

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for options granted subsequent to July 1, 1996, and therefore includes grants under the 1990 Amended and Restated Stock Option Plan, 1993 Stock Option Plan for Outside Directors, 1998 Stock Option Plan and 2000 Stock Option Plan and purchases made under the Grubb & Ellis Employee Stock Purchase Plan, under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average assumptions for options granted for fiscal years 2001, 2000 and 1999, respectively, are as follows:

                                            2001          2000          1999
                                         ----------    ----------    ----------

Risk free interest rates                     5.23%         5.99%         4.74%
Dividend yields                                 0%            0%            0%
Volatility factors of the expected
  market price of the common stock           .587          .598          .627
Weighted-average expected lives          6.00 years    6.00 years    6.00 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted. The weighted average fair values of options granted by the Company in fiscal years 2001, 2000 and 1999 using this model were $4.86, $2.90 and $4.40 respectively.

The effects on fiscal year 2001, 2000 and 1999 pro forma net income and pro forma earnings per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying Statement 123's fair value method to the Company's stock-based awards results in net income (loss) of approximately

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCK OPTIONS, WARRANTS AND STOCK PURCHASE AND 401 (K) PLANS (CONTINUED)

($246,000),  $14,614,000  and  $6,645,000,  basic  earnings  (loss) per share of
($.01), $.74 and $.34, and diluted earnings (loss) per share of ($.01), $.69 and $.31 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

STOCK REPURCHASE PLAN

In August 1999, the Company announced a program through which it may repurchase up to $3.0 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2001, the Company had repurchased 359,900 shares of stock at an aggregate price of approximately $2.0 million. No shares were repurchased under this program during fiscal year 2001.

8.   RELATED PARTY TRANSACTIONS

Revenue earned by the Company for services rendered to affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 2001, 2000 and 1999 (in thousands):

                                                  2001         2000        1999
                                                -------      -------      ------

Advisory services fees                          $10,391      $10,182      $6,810

Management services and other fees              $ 9,342      $ 6,615      $3,859

The Company entered into certain contractual employment and compensation agreements with its new chief executive, financial and operating officers during and subsequent to fiscal year 2001. Terms of these agreements included, among other things, i) signing bonuses totaling $528,500, ii) guaranteed initial year bonuses totaling $810,000, iii) loans totaling $1.8 million with repayment terms tied to retention bonuses and continued employment, iv) retention bonuses, net of taxes, sufficient to repay the executive loan obligations in (iii) above, and
v) options to purchase 850,000 shares of the Company's common stock, exercisable at current market prices. All payments related to the signing bonuses and loans were made to the officers on or before August 15, 2001.

9.   COMMITMENTS AND CONTINGENCIES

NONCANCELABLE OPERATING LEASES

The Company has noncancelable operating lease obligations for office space and certain equipment ranging from one to nine years, and sublease agreements under which the Company acts as sublessor. The office space leases provide for annual rent increases based on the Consumer Price Index, or other specific terms, and typically require payment of property taxes, insurance and maintenance costs.

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at June 30, 2001 (in thousands):

                Year Ending June 30,           Lease Obligations
                --------------------           -----------------
                        2002                       $15,128
                        2003                        11,813
                        2004                         9,005
                        2005                         7,236
                        2006                         4,619
                     Thereafter                      6,234

Lease and rental expense for the fiscal years ended June 30, 2001, 2000 and 1999 amounted to $22,288,000, $21,268,000, and $18,708,000, respectively.

LITIGATION

JOHN W. MATHEWS, ET AL. V. KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL., filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, is a class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. The defendants include HSM Inc., a wholly-owned subsidiary of the Company, and several subsidiaries of HSM Inc., along with other parties unrelated to HSM Inc. The complaint alleges violations under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution were sought.

On August 18, 2000, the district court issued an opinion granting defendants' motions for summary judgment dismissing the federal RICO claims as time-barred under the statute of limitations. As to the state law claims for breach of fiduciary duty and negligent misrepresentation, the court declined to exercise supplemental jurisdiction and dismissed them without prejudice. The court declined to rule on defendants' motion to decertify the class because it was moot. Plaintiffs appealed the summary judgment to the Third Circuit Court of Appeals. On July 31, 2001, the appeals court affirmed and upheld the dismissal of the Plaintiffs' claims. The Plaintiffs' petition for rehearing was denied on August 28, 2001.

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has, and intends to continue to, vigorously defend the MATHEWS action, and believes it has meritorious defenses to contest the claims asserted by the plaintiffs. Based upon available information, the Company is not able to determine the financial impact, if any, of such action, but believes that the outcome will not have a material adverse effect on the Company's financial position or results of operations.

ENVIRONMENTAL

A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvents in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to correct the situation. However, findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Each of the partnership's partners has recently contributed new capital to finance the continuing assessment and remediation efforts. The Company's share of anticipated costs to remediate and monitor this situation is estimated at approximately $600,000. As of June 30, 2001, approximately $120,000 of this amount has been paid, and the remaining $480,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company's management believes that the outcome of these events will not have a material adverse effect on the consolidated financial position of the Company.

GENERAL

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

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  CONCENTRATION OF CREDIT RISK (CONTINUED)

The Company places substantially all of its interest-bearing investments with major financial institutions and limits the amount of credit exposure with any one financial institution.

The Company believes it has limited exposure to the extent of non-performance by the counterparties of each interest rate swap agreement as each counterparty is a major financial institution and the Company does not anticipate their non-performance.

11.  SELF TENDER OFFER

On December 15, 2000, the Company commenced a self-tender offer to purchase up to 7.0 million shares of its outstanding common stock at a price of $7 per share in cash. Shares issuable upon the exercise of outstanding stock options and warrants were also eligible for the buyback. On January 25, 2001 the Company announced the expiration of the offer period.

The Company subsequently disbursed net proceeds of approximately $48.8 million to buy back and concurrently retire 7.0 million shares of common stock, including 281,901 shares from options exercised by optionholders, and fund direct costs of the self-tender offer.

Holders of the Company's outstanding stock warrants chose not to exercise such warrants and tender any underlying shares in respect of the warrants. The tender offer was financed through a $40 million term loan (see Note 5 of Notes to Consolidated Financial Statements) and $8.8 million of the Company's cash reserves. Direct expenses totaling approximately $795,000 related to the tender offer were charged to stockholders' equity during the fiscal year ended June 30, 2001.

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

12.  IMPAIRMENT AND OTHER NON-RECURRING EXPENSE

In accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", the net carrying value of goodwill is reviewed by management if facts and circumstances suggest that an impairment may exist. Such impairment was identified related to the remaining goodwill associated with the April 1998 acquisition of White Commercial Real Estate. A significant majority of the sales force terminated their relationship with the Company, and the office was subsequently closed with the remaining staff relocated to the Oakland, California office. The Company believed that the future estimated

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  IMPAIRMENT AND OTHER NON-RECURRING EXPENSE (CONTINUED)

undiscounted cash flows of this operation were not sufficient to support the carrying value of such goodwill, and wrote off the remaining asset totaling $2,150,000, and recorded such charge to other non-recurring expenses in the fiscal year ended June 30, 2001.

The Company also incurred other non-recurring expense totaling $736,000, primarily professional services fees, related to its recent review of strategic initiatives, including potential acquisitions, sales and mergers, $970,000 of stock option compensation expense related to the in the money portion of the options exercised in connections with the Company's self-tender offer, $1,516,000 of executive severance costs related to recent senior management changes, and $850,000 related to a write-down of the carrying basis of an investment in commercial real estate services internet venture. The Company's decision to write-down its interest in the internet venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan.

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

13.  CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC staff's views regarding the recognition and reporting of revenues in financial statements. At June 30, 2001, the Company changed its method of accounting for revenue recognition for leasing commissions and consulting fees, in compliance with SAB 101, as a cumulative effect of a change in accounting principle, effective July 1, 2000. As such, operating results for the year ended June 30, 2001 are presented in compliance with the requirements of this accounting change. Historically, the Company had recognized leasing commissions at the earlier of receipt of full payment or receipt of partial payment when lease and commissions agreements had been executed and no significant contingencies existed. The Company had recognized consulting fees as employee time was incurred on a project. Under the new accounting method, adopted retroactive to July 1, 2000, the Company's leasing commissions that are payable upon certain events such as tenant occupancy or commencement of rent will now be recognized upon the occurrence of such events. In addition, consulting fees will be recognized under SAB 101 generally upon the delivery of agreed upon services to the client. While this accounting change affects the timing of recognition of leasing and consulting revenues (and corresponding services commission expense), it does not impact the Company's cash flow from operations.

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

The cumulative effect of the accounting change for prior years resulted in a reduction to income for fiscal year 2001 of $3.1 million, net of applicable taxes of $2.1 million. The effect of the change in fiscal year 2001 was to increase revenues by $2.6 million and income before the cumulative effect of the accounting change by $632,000, or $.04 per diluted common share. The effect of the change on income for each quarter of fiscal year 2001 is provided in Note 16.

14.  BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS

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

The purchase prices of these three acquisitions totaled approximately $8.3 million, including seller provided financing of approximately $347,000 which bore interest at an annual rate of 7.5% and was repaid through January 2000. The Company was also obligated to pay additional purchase price amounts, which were contingent on revenue levels achieved during the twelve to twenty-four months following the acquisitions. Due to the contingent nature of these payments, the Company recorded this portion of the purchase prices only to the extent they were paid to the sellers. Additional such payments of $568,000 and $535,000 were paid to the sellers during the fiscal years 2001 and 2000, respectively, and no further obligations exist at June 30, 2001.

                             GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS (CONTINUED)

FISCAL 2000 ACQUISITION

On July 30, 1999, the Company acquired substantially all of the assets of Landauer Associates, Inc. a real estate valuation and consulting firm. Consideration to the seller at closing included cash, a common stock warrant (see Note 7 of Notes to Consolidated Financial Statements), and the assumption of certain liabilities. The Company has recorded the acquisition under the purchase method of accounting, and all operations subsequent to the acquisition date are reflected in the Company's financial statements.

Substantially all of the purchase prices in the fiscal years 2001, 2000 and 1999 acquisitions were allocated to goodwill.

PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma financial information reflects the operations of the Company, assuming the above five acquisitions had occurred on July 1 of each year (in thousands, except share data):

                                                    Fiscal year ended
                                                      June 30, 1999
                                                    -----------------
         Total revenue                                   $ 341,827
         Income before taxes                                13,158

         Net income                                          8,752
         Earnings per share:
             Basic                                            0.44
             Diluted                                          0.41

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

15.  SEGMENT INFORMATION

The Company has two reportable segments - Advisory Services and Management Services.

The Advisory Services segment advises buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes the Company's national accounts groups and national affiliate program operations.

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SEGMENT INFORMATION (CONTINUED)

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

The Company evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding other non-recurring or extraordinary items. EBITDA as presented with respect to the Company's reportable segments is an important measure of cash generated by the Company's operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items, however, it also excludes interest and income taxes. Management believes that EBITDA is relevant because it assists investors in evaluating the Company's ability to service its debt by providing a commonly used measure of cash available to pay interest. EBITDA also facilitates comparison of the Company's results of operations with those companies having different capital structures. Other companies may define EBITDA differently, and, as a result, such measures may not be comparable to the Company's EBITDA.

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

                                           Advisory     Management      Company
                                           Services      Services        Totals
                                           --------     ----------      --------
                                                   (Amounts in thousands)
Fiscal year ended June 30, 2001
    Total Revenues                         $351,587       $60,228       $411,815
    EBITDA                                   25,705         2,214         27,919
    Total Assets                             66,461        21,134         87,595

Fiscal year ended June 30, 2000
    Total Revenues                         $348,165       $65,370       $413,535
    EBITDA                                   33,716         5,256         38,972
    Total Assets                             89,087        22,590        111,677

Fiscal year ended June 30, 1999
    Total Revenues                         $260,071       $54,030       $314,101
    EBITDA                                   16,320         3,186         19,506

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SEGMENT INFORMATION (CONTINUED)

RECONCILIATION OF SEGMENT EBITDA TO STATEMENTS OF INCOME (IN THOUSANDS):

                                              FISCAL YEAR ENDED JUNE 30,
                                       ----------------------------------------
                                         2001            2000            1999
                                       --------        --------        --------

Total Segment EBITDA                   $ 27,919        $ 38,972        $ 19,506
Less:
Depreciation & amortization             (11,635)        (10,521)         (7,328)
Non-recurring expenses                   (6,222)         (2,650)             --
Net interest income (expense)               218              87            (123)
                                       --------        --------        --------
    Income before income taxes         $ 10,280        $ 25,888        $ 12,055
                                       ========        ========        ========

RECONCILIATION OF SEGMENT ASSETS TO BALANCE SHEET (IN THOUSANDS):

                                                          AS OF JUNE 30,
                                                    ----------------------------
                                                      2001                 2000
                                                    -------             --------

Total segment assets                                $87,595             $111,677
Deferred taxes                                        4,831                4,265
                                                    -------             --------

    Total Assets                                    $92,426             $115,942
                                                    =======             ========

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          FISCAL YEAR ENDED JUNE 30, 2001
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   First Quarter        Second Quarter        Third Quarter        Fourth Quarter
                                                   =============         =============        =============         =============
Operating revenue as restated                      $     108,029         $     141,658        $      80,209         $      81,919
                                                   =============         =============        =============         =============

Operating income (loss)                            $       4,770         $       9,576        $      (2,411)        $      (2,020)
                                                   =============         =============        =============         =============

Income (loss) before extraordinary
  item and cumulative effect                       $       3,032         $       4,943        $      (1,485)        $      (1,582)
                                                   =============         =============        =============         =============

Net (loss) income                                  $        (101)        $       4,537        $      (1,485)        $      (1,582)
                                                   =============         =============        =============         =============

Income (loss) before extraordinary
  item and cumulative effect
  per common share:

Basic-                                             $         .15         $         .25        $        (.10)        $        (.12)
                                                   =============         =============        =============         =============

  Weighted average common shares outstanding              19,856                19,922               15,028                13,315
                                                   =============         =============        =============         =============

Diluted-                                           $         .14         $         .24        $        (.10)        $        (.12)
                                                   =============         =============        =============         =============

  Weighted average common shares outstanding              21,020                20,879               15,028                13,315
                                                   =============         =============        =============         =============

EBITDA                                             $       7,717         $      15,411        $       1,459         $       3,332
                                                   =============         =============        =============         =============

Common stock market price range (high: low)        $6.50 : $5.50         $6.38 : $4.13        $6.30 : $4.80         $6.07 : $4.50
                                                   =============         =============        =============         =============

Previously reported quarterly results for fiscal year 2001 have been restated to comply with the SAB 101 accounting change (see Note 13 of Notes to Financial Statements). First quarter results have been reduced by the $3.1 million cumulative effect of the accounting change for prior years. In addition, second quarter results include an extraordinary loss $406,000, net of taxes.

The table below reflects the impact of the adoption of SAB 101 to each of the previously reported quarterly results of fiscal year 2001.

                                                               Income (Loss) on the    Current Period Effect
                                                               Basis of the Previous    of Accounting Change            Adjusted
(In thousands)                                                   Accounting Policy         (net of taxes)              Income (1)
-----------------------------------------------                --------------------    ---------------------        ---------------
Income (loss) for the year ended June 30, 2001:
Quarter ended September 30, 2000                                  $         2,518          $           514          $         3,032
Quarter ended December 31, 2000                                             3,948                      589                    4,537
Quarter ended March 31, 2001                                                 (954)                    (531)                  (1,485)
Quarter ended June 30, 2001                                                (1,642)                      60                   (1,582)
                                                                  ---------------          ---------------          ---------------

Income Before Cumulative Effect                                   $         3,870          $           632          $         4,502
                                                                  ===============          ===============          ===============

(1)  Represents adjusted income before cumulative effect on prior years.

                              GRUBB & ELLIS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                             FISCAL YEAR ENDED JUNE 30, 2000
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                        ----------------------------------------------------------------------------
                                                        First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                                                        -------------        -------------        -------------        -------------
Operating revenue                                       $      95,201        $     117,287        $      93,567        $     107,480
                                                        =============        =============        =============        =============

Operating income                                        $       5,510        $       9,817        $       4,412        $       5,678
                                                        =============        =============        =============        =============


Net income                                              $       3,341        $       5,691        $       2,660        $       4,598
                                                        =============        =============        =============        =============

Net income per common share:

Basic-                                                  $        0.17        $        0.29        $        0.14               $0 .23
                                                        =============        =============        =============        =============

   Weighted average common shares outstanding                  19,851               19,764               19,676               19,794
                                                        =============        =============        =============        =============

Diluted-                                                       $0 .16        $        0.27        $        0.13        $        0.22
                                                        =============        =============        =============        =============

   Weighted average common shares outstanding                  21,072               21,063               20,894               21,089
                                                        =============        =============        =============        =============

EBITDA                                                  $       7,978        $      12,778        $       7,122        $      11,094
                                                        =============        =============        =============        =============

Common stock market price range (high: low)             $5.94 : $4.63        $6.00 : $4.56        $6.00 : $4.56        $6.88 : $5.25
                                                        =============        =============        =============        =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              GRUBB & ELLIS COMPANY
                                    PART III
--------------------------------------------------------------------------------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") no later than 120 days after the end of the 2001 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2001 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2001 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2001 fiscal year.

                              GRUBB & ELLIS COMPANY
                                     PART IV
--------------------------------------------------------------------------------


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1. The following Report of Independent Auditors and Consolidated Financial Statements are submitted herewith:

            Report of Independent Auditors

            Consolidated Balance Sheets at June 30, 2001 and June 30, 2000.

            Consolidated Statements of Income for the years ended June 30, 2001, 2000 and 1999.

            Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999.

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

3.    Exhibits required to be filed by Item 601 of Regulation S-K:

      (3)   ARTICLES OF INCORPORATION AND BYLAWS

3.1 Certificate of Incorporation of the Registrant as restated to include all amendments through November 1, 1994, which was filed with the Delaware Secretary of State on May 19, 1995, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 31, 1995.

3.2 Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant's Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

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

            Secretary  State  on  January  22,  1997,   incorporated  herein  by
            reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q filed on February 13, 1997.

3.5 Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed on September 28, 2000.

      (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

4.1 First Amendment to Warrant No. 18, held by Warburg, Pincus Investors, L.P., exercisable for 687,358 shares of common stock of the Registrant extending the expiration date to January 29, 2002, incorporated herein by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996.

4.2 First Amendment to Warrant No. 19, held Warburg, Pincus Investors, L.P., exercisable for 325,000 shares of common stock of the Registrant extending the expiration date to January 29, 2002, incorporated herein by reference to Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 1996.

4.3 Stock Purchase Agreement dated as of December 11, 1996 among the Registrant, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on December 20, 1996.

4.4 Registration Rights Agreement dated as of December 11, 1996 among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 20, 1996.

4.5 Purchase Agreement dated as of January 24, 1997 between the Registrant and Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 4, 1997.

4.6 Stock Purchase Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on February 4, 1997.

4.7 Registration Rights Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on February 4, 1997.

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

4.13 Stock Subscription Warrant No. A-1 dated July 30, 1999 issued to Aegon USA Realty Advisors, Inc., incorporated herein by reference to
            Exhibit 4.20 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999.

4.14 Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(1) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.15        Note executed by the  Registrant  in favor of Bank of America,  N.A.
            dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(2) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.16 Note executed by the Registrant in favor of LaSalle Bank National Association dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(3) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.17 Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(4) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.18 Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(5) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.19 First Amendment dated August 22, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000.

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

      (10)  MATERIAL CONTRACTS

10.1* Employment Agreement entered into between Barry M. Barovick and the Registrant dated as of May 15, 2001, incorporated by reference to
            Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2001.

10.2* Stock Purchase Agreement entered into between Barry M. Barovick and the Registrant dated as of May 15, 2001, incorporated herein by reference to Exhibit 4.8 to the Registrant's registration statement on Form S-8 filed on June 15, 2001 (File No. 333-63136).

10.3* Loan Agreement and Retention Bonus Program entered into between Barry M. Barovick and the Registrant, and Promissory Note executed by Mr. Barovick, dated as of May 15, 2001.

10.4* Employment Agreement entered into between Mark R. Costello and the Registrant dated as of July 5, 2001.

10.5*       Loan Agreement and Retention Bonus Program entered into between Mark
            R. Costello and the Registrant, and Promissory Note executed by Mr. Costello, dated as of July 23, 2001.

10.6* Employment Agreement entered into between Ian Y. Bress and the Registrant dated as of June 18, 2001.

10.7* General Release and Separation Agreement entered into between Neil Young and Grubb & Ellis Company dated as of May 30, 2000, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 2, 2000.

10.8* Separation Agreement entered into between Steven D. Scruggs and Grubb & Ellis Company dated as of September 12, 2000 incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2001.

10.9* Separation Agreement entered into between Brian D. Parker and the Registrant dated as of June 28, 2001.

10.10* Separation Agreement entered into between John G. Orrico and the Registrant dated as of August 22, 2001.

10.11* Change of Status and Separation Agreement entered into between Blake Harbaugh and the Registrant dated as of July 26, 2001.

10.12* Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on December 19, 1997 (Registration No. 333-42741).

10.13* 1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

10.14* First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998, incorporated herein by reference to
            Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 12, 1999.

10.15* Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999. . 10.16* First Amendment to the Grubb & Ellis 1998 Stock Option Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2000.

10.17* Grubb & Ellis Company 2000 Stock Option Plan, effective November 16, 2000, incorporated by herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2001.

10.18* Description of Grubb & Ellis Company Executive Officer Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999.

10.19* Executive Change of Control Plan, effective as of May 10, 1999 and attached form of Acknowledgement Agreement, incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999.

10.20* First Amendment to the Executive Change of Control Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit
            10.6 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2000.

10.21* Second Amendment to the Executive Change of Control Plan, effective as of June 1, 2000, and attached form of Acknowledgement Agreement, incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on September 28, 2000.

10.22* Executive Incentive Bonus and Severance Plan, effective as of June 1, 2000, incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed on September 28, 2000.

10.23 Pledge Agreement between Landauer Realty Group, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 31, 2000, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2001.

10.24 Pledge Agreement between the Registrant and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

10.25 Pledge Agreement between Grubb & Ellis Management Services, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

10.26 Pledge Agreement between HSM Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

10.27 Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

10.28 Collateral Trademark Security Agreement by the Registrant in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

*Management contract or compensatory plan or arrangement.

(21)        SUBSIDIARIES OF THE REGISTRANT

(23)        CONSENT OF INDEPENDENT AUDITORS
            23.1   Consent of Ernst & Young LLP

(24)        POWERS OF ATTORNEY AND RESOLUTIONS OF THE BOARD OF DIRECTORS

(B)         REPORTS FILED ON FORM 8-K - NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBB & ELLIS COMPANY

(REGISTRANT)

/s/ BARRY M. BAROVICK                                         September 28, 2001
--------------------------------------------------------------
Barry M. Barovick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

/s/ BARRY M. BAROVICK                                         September 28, 2001
--------------------------------------------------------------
Barry M. Barovick
President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ IAN Y. BRESS                                              September 28, 2001
--------------------------------------------------------------
Ian Y. Bress
Chief Financial Officer

DIRECTORS

            **                                                September 28, 2001
--------------------------------------------------------------
R. David Anacker, Director


/s/ BARRY M. BAROVICK                                         September 28, 2001
--------------------------------------------------------------
Barry M. Barovick, Director


            **                                                September 28, 2001
--------------------------------------------------------------
Joe F. Hanauer, Director


            **                                                September 28, 2001
--------------------------------------------------------------
C. Michael Kojaian, Director


            **                                                September 28, 2001
 -------------------------------------------------------------
Reuben S. Leibowitz, Director


            **                                                September 28, 2001
--------------------------------------------------------------
Ian C. Morgan, Director


            **                                                September 28, 2001
--------------------------------------------------------------
Todd A. Williams, Director


/S/ ROBERT J. WALNER
--------------------------------------------------------------------------------
**By: Robert J. Walner, Attorney-in-Fact, pursuant to Powers Of Attorney

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES
                            EXHIBIT INDEX ((LAMBDA))
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

EXHIBIT

(4)   INSTRUMENTS DEFINING THE RIGHT OF SECURITY HOLDERS INCLUDING INDENTURES

   4.19 First Amendment dated August 22, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000.

   (10)  (10) MATERIAL CONTRACTS

   10.3 Loan Agreement and Retention Bonus Program entered into between Barry M. Barovick and the Registrant, and Promissory Note executed by Mr. Barovick, dated as of May 15, 2001.

   10.4 Employment Agreement entered into between Mark R. Costello and the Registrant dated as of July 5, 2001.

   10.5     Loan Agreement and Retention Bonus Program entered into between Mark
            R. Costello and the Registrant, and Promissory Note executed by Mr. Costello, dated as of July 23, 2001.

   10.6 Employment Agreement entered into between Ian Y. Bress and the Registrant dated as of June 18, 2001.

   10.9 Separation Agreement entered into between Brian D. Parker and the Registrant dated as of June 28, 2001.

   10.10 Separation Agreement entered into between John G. Orrico and the Registrant dated as of August 22, 2001.

   10.11 Change of Status and Separation Agreement entered into between Blake Harbaugh and the Registrant dated as of July 26, 2001.

(21)  SUBSIDIARIES OF THE REGISTRANT

(23)  CONSENT OF INDEPENDENT AUDITORS

   23.1     Consent of Ernst & Young LLP

(24)  POWERS OF ATTORNEY

(A) Exhibits incorporated by reference are listed in Item 14 (a) 3 of this Report