Form 10-Q
period 2001-09-30
GRUBB & ELLIS CO
filed 2001-11-14
CIK 216039

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               September 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                         Commission File Number: 1-8122
                                                 -------

                              GRUBB & ELLIS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              94-1424307
------------------------------                               -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                          2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 753-7500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___

                                   13,558,428
                -------------------------------------------------
                (Number of shares outstanding of the registrant's
                        common stock at November 1, 2001)

                                     PART I





                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GRUBB & ELLIS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                        September 30,  June 30,
                                                            2001         2001
                                                          --------     --------
Current assets:
  Cash and cash equivalents                               $  4,924     $  7,248
  Service fees receivable, net                              16,457       17,897
  Other receivables                                          3,418        3,610
  Professional service contracts, net                        4,025        3,263
  Prepaids and other current assets                          9,121        5,278
  Deferred tax assets, net                                   1,421        1,296
                                                          --------     --------
        Total current assets                                39,366       38,592

Noncurrent assets:
  Equipment, software and leasehold
    improvements, net                                       19,402       19,669
  Goodwill, net                                             25,937       26,328
  Deferred tax assets, net                                   3,753        3,535
  Other assets                                               3,835        4,302
                                                          --------     --------

       Total assets                                       $ 92,293     $ 92,426
                                                          ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  2,248     $  3,330
  Commissions payable                                        5,312        7,952
  Credit facility debt                                       8,000        8,000
  Accrued compensation and employee benefits                16,569       13,416
  Deferred commissions payable                               3,433          293
  Other accrued expenses                                     4,969        4,385
                                                          --------     --------
      Total current liabilities                             40,531       37,376

Long-term liabilities:
  Credit facility debt                                      27,000       29,000
  Accrued claims and settlements                             8,987        8,695
  Other liabilities                                          1,338        1,039
                                                          --------     --------
      Total liabilities                                     77,856       76,110
                                                          --------     --------

Stockholders' equity:
  Common stock, $.01 par value:
    50,000,000 shares authorized; issued and
    outstanding 13,517,380 shares at
    September 30, 2001 and 13,358,615 shares
    at June 30, 2001                                           135          134
  Additional paid-in-capital                                67,513       66,858
  Accumulated other comprehensive loss                        (337)         (68)
  Retained deficit                                         (52,874)     (50,608)
                                                          --------     --------
      Total stockholders' equity                            14,437       16,316
                                                          --------     --------

      Total liabilities and stockholders' equity          $ 92,293     $ 92,426
                                                          ========     ========

           See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      For the three months ended
                                                             September 30,
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------

Revenue:
  Transaction services fees                           $    62,942   $    92,730
  Management services fees                                 13,846        15,370
                                                      -----------   -----------
     Total revenue                                         76,788       108,100
                                                      -----------   -----------

Costs and expenses:
  Services commissions                                     36,793        58,481
  Salaries, wages and benefits                             25,153        24,795
  Selling, general and administrative                      15,415        17,107
  Depreciation and amortization                             2,800         2,876
                                                      -----------   -----------
    Total costs and expenses                               80,161       103,259
                                                      -----------   -----------
        Total operating income (loss)                      (3,373)        4,841

Other income and expenses:
    Interest income                                            98           355
    Interest expense                                         (632)          (30)
                                                      -----------   -----------
      Income (loss) before income taxes
        and cumulative effect                              (3,907)        5,166


Benefit (provision) for income taxes                        1,641        (2,134)
                                                      -----------   -----------

Income (loss) before cumulative effect
  of accounting change                                     (2,266)        3,032

Cumulative effect of accounting change, net of tax             --        (3,133)
                                                      -----------   -----------

        Net loss                                      $    (2,266)  $      (101)
                                                      ===========   ===========

Net income (loss) per common share:

        Basic -
        -before cumulative effect                     $     (0.17)  $      0.15
        -from cumulative effect of accounting change           --         (0.16)
                                                      -----------   -----------
                                                      $     (0.17)  $     (0.01)
                                                      ===========   ===========
        Diluted -
        -before cumulative effect                     $     (0.17)  $      0.14
        -from cumulative effect of accounting change           --         (0.15)
                                                      -----------   -----------
                                                      $     (0.17)  $     (0.01)
                                                      ===========   ===========

Weighted average common shares outstanding:

        Basic -                                        13,447,107    19,855,920
                                                      ===========   ===========

        Diluted -                                      13,447,107    21,019,631
                                                      ===========   ===========

           See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the
                                                             three months ended
                                                                September 30,
                                                            -------------------
                                                              2001        2000
                                                            -------    --------

Cash Flows from Operating Activities

  Net loss                                                  $(2,266)   $   (101)
  Cumulative effect of accounting change, net of tax             --       3,133
  Depreciation and amortization expense                       2,800       2,876
  Adjustments to reconcile net loss to net cash
    provided by operating activities                            (55)      1,130
                                                            -------    --------
      Net cash provided by operating activities                 479       7,038
                                                            -------    --------

Cash Flows from Investing Activities:
  Purchases of equipment, software and
    leasehold improvements                                   (1,364)     (2,338)
                                                            -------    --------
      Net cash used in investing activities                  (1,364)     (2,338)
                                                            -------    --------

Cash Flows from Financing Activities:
  Repayment of credit facility debt                          (2,000)         --
  Repayment of acquisition debt                                  --        (519)

  Other financing sources                                       561          95
                                                            -------    --------
      Net cash used in financing activities                  (1,439)       (424)
                                                            -------    --------

Net increase (decrease) in cash and cash equivalents         (2,324)      4,276

Cash and cash equivalents at beginning of period              7,248      17,862
                                                            -------    --------

Cash and cash equivalents at end of period                  $ 4,924    $ 22,138
                                                            =======    ========


           See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM PERIOD REPORTING

The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries (collectively, the "Company") and are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

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

Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be achieved in future periods.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of fiscal 2003, which for the Company would be the quarter ending September 30, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net operating income of approximately $1.6 million per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

2.   TOTAL COMPREHENSIVE INCOME

The Company is a party to two interest rate swap agreements which effectively fix the interest rate on fifty percent of the Company's outstanding term loan obligations. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities."

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $269,000 of loss during the three months ended September 30, 2001. This loss, along with the Company's net loss of $2,266,000 for the three months ended September 30, 2001, results in a Total Comprehensive Loss of $2,535,000, or $0.18 per share, for the period.


                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   INCOME TAXES

The benefit (provision) for income taxes for the three months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                     For the
                                               three months ended
                                                  September 30,
                                             -----------------------

                                              2001             2000
                                             ------          -------

          Current                            $1,298          $(1,921)
          Deferred                              343             (213)
                                             ------          -------

                                             $1,641          $(2,134)
                                             ======          =======


4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                          For the
                                                    three months ended
                                                       September 30,
                                                   ---------------------
                                                      2001        2000
                                                   ---------     -------

     INCOME (LOSS) BEFORE CUMULATIVE EFFECT        $  (2,266)    $ 3,032
                                                   =========     =======

     BASIC EARNINGS PER SHARE:
     Weighted average common shares outstanding       13,447      19,856
                                                   =========     =======

     Earnings (loss) per share - basic             $   (0.17)    $  0.15
                                                   =========     =======

     DILUTED EARNINGS PER SHARE:
     Weighted average common shares outstanding       13,447      19,856
     Effect of dilutive securities:
       Stock options and warrants (A)                     --       1,164
                                                   ---------     -------

     Weighted average dilutive common shares
       outstanding                                    13,447      21,020
                                                   =========     =======

     Earnings (loss) per share - diluted           $   (0.17)    $  0.14
                                                   =========     =======

(A) Since the Company recognized a loss before cumulative effect for the three months ended September 30, 2001, the effect of stock options and warrants would be anti-dilutive. These securities, which otherwise would have had a dilutive effect of approximately 588,000 shares, have been excluded from the earnings per share calculation for the three months ended September 30, 2001.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   CHANGE IN ACCOUNTING PRINCIPLE

In the fourth quarter of the fiscal year ended June 30, 2001, the Company changed its method of accounting for revenue recognition for leasing commissions and consulting fees in compliance with Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective July 1, 2000. The cumulative effect of the accounting change on prior years resulted in a reduction to income of $3.1 million, net of applicable taxes of $2.1 million, which is included in net income for the quarter ended September 30, 2000.

Operating results for the first quarters of fiscal years 2002 and 2001 are presented herein in compliance with the requirements of this change in accounting principle. The effect of the accounting change on the quarter ended September 30, 2000, which has been restated from prior reported results, was to increase revenue by $1.7 million, related commission expense by $806,000 and after-tax income by $514,000 from the amounts previously reported.

For the three month periods ended September 30, 2001 and 2000, the Company recognized revenue, net of related services commission expense, totaling $166,000 and $2.4 million, respectively, that was included in the $5.2 million pre-tax cumulative effect adjustment at July 1, 2000. While this accounting change affects the timing of recognition of leasing and consulting revenues (and corresponding services commission expense), it does not impact the Company's cash flow from operations.

6.   SEGMENT INFORMATION

The Company has two reportable segments - Transaction Services (formerly described as "Advisory Services" in prior reports) and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other non-recurring expenses ("EBITDA") (amounts in thousands).

                                         Transaction   Management     Company
                                           Services     Services       Totals
                                           --------     --------     ---------
Three months ended September 30, 2001
  Total revenue                            $ 62,942     $ 13,846     $  76,788
  EBITDA                                       (555)         (18)         (573)
  Total assets as of September 30, 2001      70,757       21,536        92,293

Three months ended September 30, 2000
  Total revenue                            $ 92,730     $ 15,370     $ 108,100
  EBITDA                                      7,038          679         7,717
  Total assets as of September 30, 2000      84,350       23,030       107,380

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   SEGMENT INFORMATION (CONTINUED)

RECONCILIATION OF SEGMENT EBITDA TO INCOME BEFORE INCOME TAXES

                                                   Three months ended
                                                      September 30,
                                                   -------------------
                                                     2001        2000
                                                   -------     -------
          Total segment EBITDA                     $  (573)    $ 7,717
          Less:
          Depreciation & amortization               (2,800)     (2,876)
          Net interest income (expense)               (534)        325
                                                   -------     -------
              Income (loss) before income taxes    $(3,907)    $ 5,166
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

Management believes that EBITDA as presented with respect to the Company's reportable segments is an important measure of cash generated by the Company's operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items, however, it also excludes interest and income taxes. Management believes that EBITDA is relevant because it assists investors in evaluating the Company's ability to service its debt by providing a commonly used measure of cash available to pay interest. EBITDA should not be considered as an alternative to net income or cash flows from operating activities (which are determined in accordance with GAAP), as an indicator of operating performance or a measure of liquidity. EBITDA also facilitates comparison of the Company's results of operations with those companies having different capital structures. Other companies may define EBITDA differently, and, as a result, such measures may not be comparable to the Company's EBITDA.

7.   CREDIT FACILITY DEBT

In August 2001, the Company entered into an amendment to the previously amended and restated credit agreement arranged by Bank of America, N.A., which amended financial covenants related to minimum cash flow levels and fixed cost ratios. The amendment also increased the interest margin by 0.25% over the rate effective in fiscal 2001.

The Company's financial results were further impacted by the terrorist attacks on September 11th and, as a result, certain covenants provided for in the amendment were not achieved for the September 30, 2001 reporting period. The Company received a waiver from the banks relative to these covenant shortfalls, and is currently negotiating a further amendment to the credit agreement to provide sufficient covenant relief in future reporting periods.

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

ENVIRONMENTAL:

A  corporate  subsidiary  of  the  Company  owns  a 33%  interest  in a  general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvent in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Each of the partnership's partners has recently contributed new capital to finance the continuing assessment and remediation efforts. The Company's share of anticipated costs to remediate and monitor this situation is estimated at approximately $600,000. As of September 30, 2001, approximately $210,000 of this amount has been paid and the remaining $390,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company's management believes that the outcome of these events will not have a material adverse effect on the consolidated financial position of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. Such statements relate to, among other things, capital expenditures, acquisitions, operating improvements and costs, and are indicated by words or phrases such as "continuing," "believes," "expects," and similar words or phrases. Such factors which could adversely affect the Company's ability to obtain these results include, among other things, (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company's ability to implement, and the success of, new initiatives and investments, including the Company's new consulting business practice and the integration of that practice with the Company's existing expertise, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

RESULTS OF OPERATIONS

REVENUE

The Company's revenue is derived principally from transaction services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition assignments as well as fees from valuation, consulting and asset management assignments. Management services fees comprise the remainder of the Company's revenues, and include fees related to both property and facilities management outsourcing, business services and agency leasing.

Revenue in any given quarter during the three fiscal year period ended June 30, 2001, as a percentage of total annual revenue, ranged from a high of 34.4% to a low of 19.1%, with revenue earned in the first quarters of each of the last three fiscal years ranging from 23.0% to 26.2%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ended June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue for the three months ended September 30, 2001 was $76.8 million, a decrease of 29.0% from revenue of $108.1 million for the same period last year. Significantly affecting this decline was a $29.8 million decrease in transaction services fees in the current fiscal quarter over the same period in 2000. This resulted from decreased activity in the technology markets as well as the current softening in the general economy and its impact on the real estate industry through negative absorption and higher vacancy rates, particularly in the office sector. The terrorist attacks of September 11th created additional marketplace instability and further deterioration of overall economic conditions. Management service fees decreased to $13.8 million during the quarter ended September 30, 2001 as compared to $15.4 million in the prior year, due primarily to decreased agency leasing and business services fees.

COSTS AND EXPENSES

Services commission expense is the Company's largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive services commissions at rates which increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense decreased to 58.5% for the quarter ended September 30, 2001 as compared to 63.1% for the same period in 2000. This decrease was due to unusually high average commission expense incurred during the prior year in technology markets such as Silicon Valley, San Francisco, Denver, Washington D.C. and New York, resulting from higher production per professional.

Salaries, wages and benefits were relatively flat, increasing by only $358,000 or 1.4% during the quarter ended September 30, 2001 as compared to September 30, 2000. Selling, general and administrative expenses decreased by $1.7 million, or 9.9%, for the same period. The net decrease in these operating costs of $1.3 million resulted from the company tightening its discretionary expenditures in response to the slowing general economy.

Depreciation and amortization expense for the quarter ended September 30, 2001 decreased slightly to $2.8 million from $2.9 million in the comparable period last year. The Company also holds multi-year service contracts with certain key professionals, the costs of which are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $662,000 was recognized in the quarter ended September 30, 2001 compared to $679,000 for the same period in the prior year.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of fiscal 2003, which for the Company would be the quarter ending September 30, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net operating income of approximately $1.6 million per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Interest income decreased during the quarter ended September 30, 2001 as compared to September 30, 2000 as a result of lower available invested cash.

Interest expense was incurred during the quarter ended September 30, 2001 due to the Company's term loan borrowings in January 2001 under the credit facility, while interest expense incurred during the quarter ended September 30, 2000 was due primarily to seller financing related to business acquisitions made in calendar year 1998, as well as credit facility borrowings in the last half of fiscal year 1999.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") relating to the recognition of revenue for publicly owned companies. The adoption of SAB 101 resulted in the recognition of a cumulative effect charge of $3.1 million (net of applicable taxes of $2.1 million) on July 1, 2000.

NET LOSS

The net loss for the three months ended September 30, 2001 was $2.3 million, or $0.17 per common share on a diluted basis, as compared to a net loss of $101,000, or $0.01 per common share for the same period in the prior fiscal year. The increase in the net loss was primarily due to the decline in net transaction services revenues recognized in the quarter ended September 30, 2001 partially offset by the cumulative effect from the change in accounting principle recognized during the quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flow from operations of $479,000, while $1.4 million was used in investing activities for purchases of equipment, software and leasehold improvements, and $1.4 million was used in financing activities, primarily related to the repayment of credit facility borrowings totaling $2.0 million.

See Note 6 of Notes to Condensed  Consolidated Financial Statements in Item 1 of
this  Report  for  information  concerning  earnings  before  interest,   taxes,
depreciation and amortization.

In August 2001, the Company entered into an amendment to the previously amended and restated credit agreement arranged by Bank of America, N.A., which amended financial covenants related to minimum cash flow levels and fixed cost ratios. The amendment also increased the interest margin by 0.25% over the rate effective in fiscal 2001. The Company's financial results were further impacted by the terrorist attacks on September 11th and, as a result, certain covenants provided for in the amendment were not achieved for the September 30, 2001 reporting period. The tragic events exacerbated the deterioration in economic conditions that were being felt prior to the attacks. The Company received a waiver from the banks relative to these covenant shortfalls, and is currently negotiating a further amendment to the credit agreement to provide sufficient covenant relief in future reporting periods.

The Company entered into certain contractual employment and compensation agreements with its new chief executive, chief financial and chief operating officers both during and prior to the three months ended September 30, 2001. Terms of these agreements included, among other things, in the aggregate i) signing bonuses totaling $550,000, ii) guaranteed initial year bonuses totaling $925,000, iii) loans totaling $1.8 million with repayment terms tied to retention bonuses and continued employment, iv) retention bonuses, net of taxes, sufficient to repay the executive loan obligations in (iii) above, and v) options to purchase 850,000 shares of the Company's common stock, exercisable at current market prices on the dates of grant. The Company had funded all signing bonuses and loans as of September 30, 2001, while the guaranteed initial year bonuses are expected to be funded on the anniversary dates of the respective officers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert fifty percent of its floating rate term debt obligations to fixed rate debt obligations through March, 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of September 30, 2001 the Company had $17.5 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three month LIBOR based rate from the counterparties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:


                       Notional Amount                 Date
                       ---------------            --------------
                           $14,500,000             June 30, 2002
                            10,500,000             June 30, 2003
                             8,000,000            March 31, 2004

When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of September 30, 2001, interest rates had fallen and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $337,000, net of taxes.

To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2001 (in thousands):

               Notional Amount                             $17,500
               Fair Value to the Company                      (337)
               Change in Fair Value to the Company
                 Reflecting Change in Interest Rates
                 - 100 BPS                                    (167)
                 + 100 BPS                                     162

The company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

                                     PART II


                                OTHER INFORMATION

                      (ITEMS 2 THROUGH 5 ARE NOT APPLICABLE
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001)

ITEM 1. LEGAL PROCEEDINGS

The disclosure called for by Item 1 is incorporated by reference to Note 8 of Notes to Condensed Consolidated Financial Statements.

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

(10)      Material Contracts

10.1* First Amendment to the Employment Agreement between Ian Y. Bress and the Registrant, . dated as of October 3, 2001.

        * Management contract or compensatory plan or arrangement.

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


                                                    GRUBB & ELLIS COMPANY
                                                    ---------------------
                                                          (Registrant)



Date: November 14, 2001                             /s/ Ian Y. Bress
                                                    ----------------------------
                                                    Ian Y. Bress
                                                    Chief Financial Officer

                              GRUBB & ELLIS COMPANY

                                  EXHIBIT INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

EXHIBIT

(10)      Material Contracts

10.1 First Amendment to Employment Agreement between Ian Y. Bress and the Registrant, dated as of October 3, 2001.