Form 10-Q
period 2001-12-31
GRUBB & ELLIS CO
filed 2002-02-14
CIK 216039

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended                       DECEMBER 31, 2001

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                         Commission File Number: 1-8122
                                                 -----------------------------


                              GRUBB & ELLIS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           94-1424307
-----------------------------------                         -------------------
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

                                   14,897,763
                      ------------------------------------
                (Number of shares outstanding of the registrant's
                        common stock at January 31, 2002)

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GRUBB & ELLIS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                     December 31,    June 30,
                                                                        2001           2001
                                                                     -----------    -----------
Current assets:
   Cash and cash equivalents                                         $    25,621    $     7,248
   Services fees receivable, net                                          19,050         17,897
   Other receivables                                                       3,603          3,610
   Professional service contracts, net                                     3,095          3,263
   Prepaids and other current assets                                       8,366          5,278
   Deferred tax assets, net                                                1,261          1,296
                                                                     -----------    -----------
         Total current assets                                             60,996         38,592

Noncurrent assets:
   Equipment, software and leasehold improvements, net                    18,891         19,669
   Goodwill, net                                                          25,546         26,328
   Deferred tax assets, net                                                3,439          3,535
   Other assets                                                            2,938          4,302
                                                                     -----------    -----------

        Total assets                                                 $   111,810    $    92,426
                                                                     ===========    ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $     3,494    $     3,330
    Commissions payable                                                   12,894          7,952
    Credit facility debt                                                   8,000          8,000
    Accrued compensation and employee benefits                            19,787         13,416
    Deferred commissions payable                                          14,467            293
    Other accrued expenses                                                 4,562          4,385
                                                                     -----------    -----------
        Total current liabilities                                         63,204         37,376

Long-term liabilities:
    Credit facility debt                                                  24,000         29,000
    Accrued claims and settlements                                         7,340          8,695
    Other liabilities                                                      1,343          1,039
                                                                     -----------    -----------
        Total liabilities                                                 95,887         76,110
                                                                     -----------    -----------

Stockholders' equity:
    Common stock, $.01 par value: 50,000,000 shares authorized;
          13,558,428 shares issued and outstanding at
          December 31, 2001 and 13,358,615 shares at June 30, 2001           136            134
    Additional paid-in-capital                                            67,656         66,858
    Accumulated other comprehensive loss                                    (288)           (68)
    Retained deficit                                                     (51,581)       (50,608)
                                                                     -----------    -----------
        Total stockholders' equity                                        15,923         16,316
                                                                     -----------    -----------

        Total liabilities and stockholders' equity                   $   111,810    $    92,426
                                                                     ===========    ===========

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  For the three months                  For the six months
                                                                   ended December 31,                   ended December 31,
                                                             -------------------------------     --------------------------------
                                                                 2001                2000             2001              2000
                                                             ------------      -------------     -------------      -------------
  Revenue:
     Transaction services fees                               $     87,658      $     125,961     $     150,600      $     218,691
     Management services fees                                      13,700             15,776            27,546             31,146
                                                             ------------      -------------     -------------      -------------
        Total revenue                                             101,358            141,737           178,146            249,837
                                                             ------------      -------------     -------------      -------------

  Costs and expenses:
     Services commissions                                          53,385             82,341            90,178            140,822
     Salaries, wages and benefits                                  26,049             25,840            51,202             50,635
     Selling, general and administrative                           17,604             18,145            33,019             35,252
     Depreciation and amortization                                  2,790              2,870             5,590              5,746
     Impairment and other non-recurring items                      (1,700)             2,886            (1,700)             2,886
                                                             ------------      -------------     -------------      -------------
        Total costs and expenses                                   98,128            132,082           178,289            235,341
                                                             ------------     - ------------     -------------      -------------

                  Total operating income (loss)                     3,230              9,655              (143)            14,496

  Other income and expenses:
     Interest income                                                  101                595               199                950
     Interest expense                                                (615)               (49)           (1,247)               (79)
                                                             ------------      -------------     -------------      -------------
        Income (loss) before income taxes, extraordinary
           item and cumulative effect                               2,716             10,201            (1,191)            15,367
  Benefit (provision) for income taxes                             (1,422)            (5,258)              219             (7,392)
                                                             ------------      -------------     -------------      -------------
  Income (loss) before extraordinary item and cumulative
    effect                                                          1,294              4,943              (972)             7,975
  Extraordinary loss on extinguishment of debt, net of tax             --               (406)               --               (406)
                                                             ------------      -------------     -------------      -------------
  Income (loss) before cumulative effect of accounting
    change                                                          1,294              4,537              (972)             7,569
  Cumulative effect of accounting change, net of tax                   --                 --                --             (3,133)
                                                             ------------      -------------     -------------      -------------
            Net income (loss)                                $      1,294      $       4,537     $        (972)     $       4,436
                                                             ============      =============     =============      =============
  Net income (loss) per common share:
     Basic -
       -  before extraordinary item and cumulative effect    $        .10      $         .25     $        (.07)     $         .40
       -  from extraordinary loss                                      --               (.02)               --               (.02)
       -  from cumulative effect of accounting change                  --                 --                --               (.16)
                                                             ------------      -------------     -------------      -------------
                                                             $        .10      $         .23     $        (.07)     $         .22
                                                             ============      =============     =============      =============
     Diluted -
       -  before extraordinary item and cumulative effect    $        .09      $         .24     $        (.07)     $         .38
       -  from extraordinary loss                                      --               (.02)               --               (.02)
       -  from cumulative effect of accounting
          change                                                       --                 --                --               (.15)
                                                             ------------      -------------     -------------      -------------
                                                             $        .09      $         .22     $        (.07)     $         .21
                                                             ============      =============     =============      =============
  Weighted average common shares outstanding:
     Basic -                                                   13,545,489         19,922,320        13,496,298         19,889,120
                                                             ============      =============     =============      =============
     Diluted -                                                 13,679,015         20,878,998        13,496,298         20,949,314
                                                             ============      =============     =============      =============

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      For the six months ended
                                                                           December 31,
                                                                     ------------------------
                                                                        2001          2000
                                                                     ----------    ----------
Cash Flows from Operating Activities
    Net income (loss)                                                $     (972)   $    4,436
    Cumulative effect of accounting change, net of tax                       --         3,133
    Deferral of payment of commission expense                            14,174        24,569
    Depreciation and amortization expense                                 5,590         5,746
    Impairment of goodwill                                                   --         2,150
    Extraordinary loss, net of tax                                           --           406
    Accrued compensation and other benefits                               6,371         8,430
    Other adjustments to reconcile net income (loss) to net cash
          provided by operating activities                                  178         2,395
                                                                     ----------    ----------
           Net cash provided by operating activities                     25,341        51,265
                                                                     ----------    ----------

Cash Flows from Investing Activities:
    Purchases of equipment, software and leasehold improvements          (2,551)       (4,161)
                                                                     ----------    ----------
          Net cash used in investing activities                          (2,551)       (4,161)
                                                                     ----------    ----------

Cash Flows from Financing Activities:
    Repayment of credit facility debt                                    (5,000)           --
    Repayment of acquisition debt                                            --          (519)
    Other financing sources                                                 583           587
                                                                     ----------    ----------
               Net cash provided by (used in) financing activities       (4,417)           68
                                                                     ----------    ----------

Net increase in cash and cash equivalents                                18,373        47,172

Cash and cash equivalents at beginning of period                          7,248        17,862
                                                                     ----------    ----------

Cash and cash equivalents at end of period                           $   25,621    $   65,034
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

         Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be achieved in future periods.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of fiscal 2003, which for the Company would be the quarter ending September 30, 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net operating income of approximately $1.6 million per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of July 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         2.  TOTAL COMPREHENSIVE INCOME

         The Company is a party to two interest rate swap agreements that effectively fix the interest rate on fifty percent of the Company's outstanding term loan obligations. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities."

         The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $220,000 of an unrealized loss during the six months ended December 31, 2001. This loss, along with the Company's net loss of $972,000 for the six months

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         2.  TOTAL COMPREHENSIVE INCOME (CONTINUED)

         ended December 31, 2001, results in a Total Comprehensive Loss of $1,192,000, or $0.09 per diluted share, for the period.

         3.  INCOME TAXES

         The benefit (provision) for income taxes for the six months ended December 31, 2001 and 2000 is as follows (in thousands):

                                           For the six months ended
                                                 December 31,
                                         ----------------------------

                                             2001            2000
                                         ------------    ------------

                           Current       $        350    $     (6,640)

                           Deferred              (131)           (752)
                                         ------------    ------------

                                         $        219    $     (7,392)
                                         ============    ============

         The Company's effective tax rate for financial statement purposes was impacted by the high ratio of permanent differences to its taxable loss for the six months ended December 31, 2001.

         4.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                               For the three months ended           For the six months ended
                                                                      December 31,                        December 31,
                                                            ---------------------------------    --------------------------------
                                                                2001                  2000          2001                 2000
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                    $    1,294             $    4,943     $     (972)          $    7,975
                                                            ==========             ==========     ==========           ==========
BASIC EARNINGS PER SHARE:

Weighted average common shares outstanding                      13,545                 19,922         13,496               19,889
                                                            ==========             ==========     ==========           ==========
Earnings (loss) per share - basic                           $     0.10             $     0.25     $    (0.07)          $      .40
                                                            ==========             ==========     ==========           ==========
DILUTED EARNINGS PER SHARE:                                     13,545                 19,922         13,496               19,889
Weighted average common shares outstanding
Effect of dilutive securities:
   Stock options and warrants (A)                                  134                    957           --                  1,060
                                                            ----------             ----------     ----------           ----------
Weighted average dilutive common shares outstanding             13,679                 20,879         13,496               20,949
                                                            ==========             ==========     ==========           ==========
Earnings (loss) per share - diluted                         $     0.09             $     0.24     $    (0.07)          $      .38
                                                            ==========             ==========     ==========           ==========

(A) Since the Company recognized a loss before extraordinary items for the six months ended December 31, 2001, the effect of stock options and warrants would be anti-dilutive. These securities, which otherwise would have had a dilutive effect of approximately 361,000 shares, have been excluded from the earnings per share calculation for the six months ended December 31, 2001.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         4.   EARNINGS PER SHARE (CONTINUED)

         In January 2002, the Company issued an additional 1,337,358 shares of its common stock upon the exercise of certain warrants held by its largest stockholder, Warburg, Pincus Investors, L.P., which were scheduled to expire on January 29, 2002. The aggregate purchase price of the common stock was approximately $4.2 million, reflecting an average weighted price of $3.11 per share. Additional warrants held by a director of the Company exercisable for a total of 337,827 shares of common stock at a weighted average price of $3.46 expired on January 29, 2002.

         5.   CHANGE IN ACCOUNTING PRINCIPLE

         In the fourth quarter of the fiscal year ended June 30, 2001, the Company changed its method of accounting for revenue recognition for leasing commissions and consulting fees in compliance with Staff
         Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective July 1, 2000. The cumulative effect of the accounting change on prior years resulted in a reduction to income of $3.1 million, net of applicable taxes of $2.1 million, which is included in net income for the six months ended December 31, 2000.

         Operating results for the first six months of fiscal years 2002 and 2001 are presented herein in compliance with the requirements of this change in accounting principle. The effect of the accounting change on the six months ended December 31, 2000, which has been restated from prior reported results, was to increase revenue by $2.9 million, related commission expense by $1.0 million and after-tax income by $1.1 million from the amounts previously reported.

         For the six month periods ended December 31, 2001 and 2000, the Company recognized revenue, net of related services commission expense, totaling $203,000 and $3.7 million, respectively, that was included in the $5.2 million pre-tax cumulative effect adjustment at July 1, 2000. While this accounting change affects the timing of recognition of leasing and consulting revenues (and corresponding services commission expense), it does not impact the Company's cash flow from operations.

         6.   SEGMENT INFORMATION

         The Company has two reportable segments - Transaction Services (formerly described as "Advisory Services" in prior reports) and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other non-recurring expenses ("EBITDA") (amounts in thousands).

                                           Transaction   Management     Company
                                            Services      Services       Totals
                                            --------      --------      --------
Six months ended December 31, 2001
    Total revenue                           $150,600      $ 27,546      $178,146
    EBITDA                                     3,944          (197)        3,747
    Total assets as of December 31, 2001      91,343        20,467       111,810
Six months ended December 31, 2000
    Total revenue                           $218,691      $ 31,146      $249,837
    EBITDA                                    20,925         2,203        23,128
    Total assets as of December 31, 2000     132,278        25,746       158,024

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         6.   SEGMENT INFORMATION (CONTINUED)

      RECONCILIATION OF SEGMENT EBITDA TO INCOME (LOSS) BEFORE INCOME TAXES

                                             SIX MONTHS ENDED DECEMBER 31,
                                             -----------------------------
                                                 2001              2000
                                             ----------         ----------

     Total segment EBITDA                    $    3,747         $   23,128
     Less:
     Depreciation & amortization                 (5,590)            (5,746)
     Non-recurring items                          1,700             (2,886)
     Net interest income (expense)               (1,048)               871
                                             ----------         ----------

         Income (loss) before income taxes   $   (1,191)        $   15,367
                                             ==========         ==========


         In evaluating segment performance, the Company' s management utilizes EBITDA as a measure of the segment's ability to generate cash flow from its operations. Other items contained within the measurement of net income, such as interest and taxes, and non-recurring items, are generated and managed at the corporate administration level rather than the segment level. In addition, net income measures also include non-cash amounts such as depreciation and amortization expense.

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

         7.   CREDIT FACILITY DEBT

         In each of August 2001 and November 2001, the Company entered into separate amendment agreements on its term loan and line of credit facility arranged by Bank of America, N.A., which amended financial covenants related to minimum cash flow levels and fixed cost ratios. The amendments also increased the interest margin by 0.50% over the original terms. As a result of continuing deterioration in both the general economy as well as the real estate services industry, the Company failed to achieve certain financial covenants contained in the amended agreement. The Company has received a waiver from the banks for covenant violations existing for the quarter ended December 31, 2001. The waiver expires on February 28, 2002, and the Company is currently negotiating a restructuring of its credit agreement to align the financial covenant requirements with the current economic environment. While management is actively pursuing the restructuring of the credit agreement, there can be no assurances that the Company will be successful.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         8.   COMMITMENTS AND CONTINGENCIES

         LITIGATION/RECOVERY OF LOSS RESERVES:

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

         On August 18, 2000, the district court issued an opinion granting defendants' motions for summary judgment dismissing the federal RICO claims as time-barred under the statute of limitations. As to the state law claims for breach of fiduciary duty and negligent misrepresentation, the court declined to exercise supplemental jurisdiction and dismissed them without prejudice. The court declined to rule on defendants' motion to decertify the class because it was moot. Plaintiffs appealed the summary judgment to the Third Circuit Court of Appeals. On July 31, 2001, the appeals court affirmed and upheld the dismissal of the Plaintiffs' claims. The Plaintiffs' petition for rehearing was denied on August 28, 2001, and the Plaintiffs' time for filing any further appeals or related claims expired in both federal and state courts in the quarter ended December 31, 2001. Accordingly, the Company has recognized a non-recurring item in relation to the recovery of loss reserves previously recorded in connection with this case (see Note 9 for additional information).

         ENVIRONMENTAL:

         A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvent in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Both the Company and each of the partnership's other partners have contributed new capital to finance the continuing assessment and remediation efforts, although there can be no assurance that such future contributions will be made by the other partners. The Company's share of anticipated costs to remediate and monitor this situation is estimated at approximately $600,000. As of December 31, 2001, approximately $210,000 of this amount has been paid and the remaining $390,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company's management believes that the outcome of these events will not have a material adverse effect on the consolidated financial position of the Company.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

         INSOLVENT INSURANCE PROVIDER:

         In fiscal years 1999 and 2000, the Company's primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively "Reliance"). The Company has six open claims that were covered by Reliance policies upon the exhaustion of a self-insured retention. In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, and as a result casts doubt on the recovery of the Company's open claims. The Company has established loss reserves for the estimated settlement costs of the claims and recognized a non-recurring charge in its financial statements for the quarter ended December 31, 2001 (see Note 9 for further information). The Company is seeking reimbursement for the costs of defense, settlement and/or judgment on these claims both from appropriate state insurance guaranty associations and from the liquidator. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore has not assumed any potential recoveries in establishing its reserves.

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

         9.   NON-RECURRING ITEMS

         In the three months ended December 31, 2001, the Company concluded long standing litigation proceedings for which it had previously recorded loss reserves equal to its estimated financial exposure. In addition, the Company recorded loss reserves during this period as a result of the liquidation proceedings surrounding one of its insurance carriers. (See Note 8 for additional information.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other non-recurring expense totaling $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. As a result of these events, the Company has recognized net non-recurring income of $1.7 million for the six months ended December 31, 2001.

         10.  SUBSEQUENT EVENTS

         PENDING ACQUISITION:

         In January 2002, the Company entered into an agreement to acquire substantially all of the assets of the Wadley-Donovan Group, Inc. a professional real estate services firm located in northern New Jersey. Wadley-Donovan Group, Inc. specializes in site selection and providing economic development strategies primarily for Fortune 100 companies and state, local and regional government agencies and municipalities. The transaction is structured as all cash with a purchase price of $2.3 million, and is scheduled to close by

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         10.  SUBSEQUENT EVENTS (CONTINUED)

         the end of February 2002. Closing of the acquisition is subject only to typical closing conditions of transactions of this type, and is not subject to financing.

         PUBLIC RIGHTS OFFERING:

         In January 2002, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, pursuant to which it presently intends to distribute rights to purchase shares of its common stock to stockholders of record as of the close of business on February 25, 2002. A standby group consisting of our largest stockholder and certain members of executive management have agreed to enter into an agreement with the Company to purchase all of the shares offered under the rights offering that are not purchased by the other stockholders of the Company. Each full right will entitle the holder to subscribe for one share of common stock at a subscription price equal to the market price of the stock as of the effective date of the offering. Each stockholder (except for those in the standby group) who exercises all of their rights to subscribe to the stock being offered is being granted an over-subscription privilege to purchase additional shares (if any) that are available. While it is the Company's intent to proceed with the rights offering, there can be no assurance that the offering will be completed.

         The aggregate net proceeds to Grubb & Ellis from this offering are currently expected to be approximately $10.8 million, after deducting fees and estimated expenses of approximately $200,000. Expected uses of the proceeds include implementing the Company's various strategic initiatives, financing strategic acquisitions and general working capital purposes.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. Such statements relate to, among other things, capital expenditures, acquisitions, operating improvements and costs, and are indicated by words or phrases such as "continuing," "believes," "expects," and similar words or phrases. Such factors which could adversely affect the Company's ability to obtain these results include, among other things,
         (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company's ability to implement, and the success of, new initiatives and investments, including the Company's new consulting business practice and the integration of that practice with the Company's existing expertise, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in each of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, filed on September 28, 2001, and the Company's registration statement on Form S-3 filed on January 29, 2002.

         RESULTS OF OPERATIONS

         REVENUE

         The Company's revenue is derived principally from transaction services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition assignments as well as fees from appraisal and advisory services. Management services fees comprise the remainder of the Company's revenues, and include fees related to both property and facilities management outsourcing, business services and agency leasing.

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

         Total revenue for the six months ended December 31, 2001 was $178.1 million, a decrease of 28.7% from revenue of $250.0 million for the same period last year. Significantly affecting this decline was a $68.0 million decrease in transaction services fees in the current fiscal period over the same period in 2000. This resulted from decreased activity in the technology markets as well as the current softening in the general economy and its impact on the real estate industry through negative absorption and higher vacancy rates, particularly in the office sector. The terrorist attacks of September 11th created additional marketplace instability and further deterioration of overall economic conditions. Management service fees decreased to $27.5 million during the six months ended December 31, 2001 as compared to $31.1 million in the prior year, due primarily to decreased agency leasing and business services fees.

         Total revenue for the quarter ended December 31, 2001 was $101.4 million, a decrease of 28.5% over revenue of $141.7 million for the same period last year. Transaction services fees decreased $38.3 million or 30.4% over the prior year period, while management services decreased by $2.1 million or 13.2%.

         COSTS AND EXPENSES

         Services commissions expense is the Company's largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive services commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense decreased to 59.9% for the six months ended December 31, 2001 as compared to 64.4% for the same period in 2000 and decreased to 60.9% from 65.4% for the respective quarters ended December 31 in the same periods. These decreases were due to unusually high average commission expense incurred during the prior year in technology markets such as Silicon Valley, San Francisco, Denver, Washington D.C. and New York, resulting from higher production per professional.

         Salaries, wages and benefits were relatively flat, increasing by only $567,000 or 1.1% during the six months ended December 31, 2001 as compared to December 31, 2000, primarily due to higher health care insurance costs. Selling, general and administrative expenses decreased by $2.2 million, or 6.3%, for the same period. The net decrease in these operating costs of $1.6 million resulted from the company tightening its discretionary expenditures in response to the slowing general economy.

         Depreciation and amortization expense for the six months ended December 31, 2001 decreased slightly to $5.6 million from $5.7 million in the comparable period last year. The Company also holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $1.3 million was recognized in the six months ended December 31, 2001 compared to $1.4 million for the same period in the prior year.

         In the three months ended December 31, 2001, the Company concluded long standing litigation proceedings for which it had previously recorded loss reserves equal to its estimated financial exposure. In addition, the Company recorded loss reserves during this period as a result of the liquidation proceedings surrounding one of its insurance carriers. (See Note 8 of Notes to Condensed Consolidated Financial Statements in
         Item 1 of this Report for additional information.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other non-recurring expense totaling $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. As a result of these events, the Company has recognized net non-recurring income of $1.7 million for the six months ended December 31, 2001.

         During the quarter ended December 31, 2000 the Company recognized other non-recurring expenses totaling $2.9 million relating primarily to the impairment of goodwill related to the April 1998 acquisition of White Commercial Real Estate.

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of fiscal 2003, which for the Company would be the quarter ending September 30, 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net operating income of approximately $1.6 million per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill as of July 1,

         2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         Interest income decreased during the three and six month periods ended December 31, 2001 as compared to the same periods in the prior year as a result of lower available invested cash.

         Interest expense incurred during the six months ended December 31, 2001 was due to the Company's term loan borrowings in January 2001 under the credit facility, while interest expense incurred during the six months ended December 31, 2000 was due primarily to seller financing related to business acquisitions made in calendar year 1998.

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

         NET INCOME (LOSS)

         The net loss for the six months ended December 31, 2001 was $1.0 million, or $0.07 per common share on a diluted basis, as compared to net income of $4.4 million, or $0.21 per common share for the same period in the prior fiscal year. For the quarter ended December 31, 2001, net income was $1.3 million, or $0.09 per common share on a diluted basis, as compared to net income of $4.5 million or $0.22 per common share for the same period in fiscal year 2000. The decrease in net income was primarily due to the decline in net transaction services revenues recognized in the six months ended December 30, 2001 partially offset by the non-recurring items and the cumulative effect from the change in accounting principle recognized during the prior fiscal year's comparable period.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash flow from operations of $25.3 million, used $2.6 million in investing activities for purchases of equipment, software and leasehold improvements, and used $4.4 million for net financing activities, primarily related to the repayment of credit facility borrowings totaling $5.0 million.

         The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $14.5 million, related to revenues earned in calendar year 2001, were paid in January 2002, and incentive bonuses of approximately $9.2 million are expected to be paid in late February 2002.

         See Note 6 of Notes to Condensed  Consolidated  Financial Statements in
         Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

         In each of August 2001 and November 2001, the Company entered into separate amendment agreements on its term loan and line of credit facility arranged by Bank of America, N.A., which amended financial covenants related to minimum cash flow levels and fixed cost ratios. The amendments also increased the interest margin by 0.50% over the original terms. As a result of continuing deterioration in both the general economy as well as the real estate services industry, the Company failed to achieve certain financial covenants contained in the amended agreement. The Company has received a waiver from the banks for covenant violations existing for the quarter ended December 31, 2001. The waiver expires on February 28, 2002, and the Company is currently negotiating a restructuring of its credit agreement to align the financial covenant requirements with the current economic environment. While management is actively pursuing the restructuring of the credit agreement, there can be no assurances that the Company will be successful.

         In January 2002, the Company issued an additional 1,337,358 shares of its common stock upon the exercise of certain warrants held by its largest stockholder, Warburg, Pincus Investors, L.P., which were scheduled to expire on January 29, 2002. The aggregate purchase price of the common stock was approximately $4.2 million, reflecting an average weighted price of $3.11 per share.

         In January 2002, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, pursuant to which it presently intends to distribute rights to purchase shares of its common stock to stockholders of record as of the close of business on February 25, 2002. A standby group consisting of our largest stockholder and certain members of executive management have agreed to enter into an agreement with the Company to purchase all of the shares offered under the rights offering that are not purchased by the other stockholders of the Company. Each full right will entitle the holder to subscribe for one share of common stock at a subscription price equal to the market price of the stock as of the effective date of the offering. Each stockholder (except for those in the standby group) who exercises all of their rights to subscribe to the stock being offered is being granted an over-subscription privilege to purchase additional shares (if any) that are available. While it is the Company's intent to proceed with the rights offering, there can be no assurance that the offering will be completed.

         The aggregate net proceeds to Grubb & Ellis from this offering are currently expected to be approximately $10.8 million, after deducting fees and estimated expenses of approximately $200,000. Expected uses of the proceeds include implementing the Company's various strategic initiatives, financing strategic acquisitions and general working capital purposes.

         The Company believes that its short-term and long-term operating cash requirements will be met by operating cash flow, the expected proceeds from the public rights offering and/or debt financing. In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company's cash requirements are not met by operating cash flow or available borrowings, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

         The Company continues to explore additional strategic acquisition opportunities that have the potential to expand the depth and breadth of its current lines of business and increase its market share. The sources of consideration for such acquisitions could be cash, the Company's current credit facility, new debt, and/or the issuance of stock, or a combination of the above. No assurances can be made that any additional acquisitions will be made or that financing will be available under terms and conditions acceptable to the Company.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert fifty percent of its floating rate term debt obligations to fixed rate debt obligations through March, 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of December 31, 2001 the Company had $16.0 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three month LIBOR based rate from the counter-parties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:

                    Notional Amount             Date
                    ---------------        --------------
                      $14,500,000           June 30, 2002
                       10,500,000           June 30, 2003
                        8,000,000          March 31, 2004


         When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of December 31, 2001, interest rates had fallen since the Company had entered into the agreements, and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $288,000, net of taxes.

         To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2001 (in thousands):

              Notional Amount                           $ 16,000
              Fair Value to the Company                     (288)
              Change in Fair Value to the Company
                Reflecting Change in Interest Rates
                - 100 BPS                                   (143)
                + 100 BPS                                    140

         The Company does not utilize financial instruments for trading or other
         speculative   purposes,   nor  does  it  utilize  leveraged   financial
         instruments.

                                     PART II



                                OTHER INFORMATION

                      (ITEMS 2, 3 AND 5 ARE NOT APPLICABLE
                    FOR THE QUARTER ENDED DECEMBER 31, 2001)

ITEM 1. LEGAL PROCEEDINGS

The disclosure called for by Item 1 is incorporated by reference to Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 annual meeting of stockholders of the Company was held on November 16, 2001. The Company submitted to a vote of stockholders, through the solicitation of proxies, the election of seven directors, representing the entire Board of Directors, and approval of a stock option plan. The votes cast for and withheld with respect to each nominee for election as director were as follows:

                 NOMINEE                 SHARES FOR     SHARES WITHOLDING
                 -------                 ----------         AUTHORITY
                                                        -----------------
            R. David Anacker             12,643,247           54,186
            Barry M. Barovick            12,232,872          464,561
            Joe F. Hanauer               12,633,809           63,624
            C. Michael Kojaian           12,633,342           64,091
            Reuben S. Leibowitz          12,632,863           64,570
            Ian C. Morgan                12,632,499           64,934
            Todd A. Williams             12,633,052           64,381

There were no broker non-votes with respect to any of the nominees for director.

The votes cast for, against, and abstained and broker non-votes with respect to the amendment to the Grubb & Ellis Employee Stock Purchase Plan were as follows:
11,387,211 shares for, 169,472 shares against, 22,853 shares abstained, and 1,117,897 shares representing broker non-votes.

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

(4)      INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,   INCLUDING
         INDENTURES

4.1 Second Amendment dated November 29, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000.

(10)     MATERIAL CONTRACTS

10.1* Employment Agreement entered into between Robert J. Walner and the Registrant, dated as of December 14, 2001.

         * Management contract of compensatory plan or arrangement.

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

                                                         GRUBB & ELLIS COMPANY
                                                         ---------------------
                                                             (Registrant)



Date:    February 14, 2002                               /s/ IAN Y. BRESS
                                                         -----------------------
                                                         Ian Y. Bress
                                                         Chief Financial Officer

                              GRUBB & ELLIS COMPANY
                                  EXHIBIT INDEX

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

EXHIBIT

(4)      INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,   INCLUDING
         INDENTURES

4.1 Second Amendment dated November 29, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000.

(10)     MATERIAL CONTRACTS

10.1* Employment Agreement entered into between Robert J. Walner and the Registrant, dated as of December 14, 2001.

         * Management contract of compensatory plan or arrangement.