Form 10-Q
period 2002-03-31
GRUBB & ELLIS CO
filed 2002-05-13
CIK 216039

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                         March 31, 2002
                                                            --------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For the transition period from __________________ to ___________________

                 Commission File Number: 1-8122
                                         ----------------------


                              GRUBB & ELLIS COMPANY
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            94-1424307
-----------------------------------                         --------------------
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

Yes  X  No ___
   ----


                                   15,002,962
                (Number of shares outstanding of the registrant's
                          common stock at May 10, 2002)

                                     PART I





                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                              GRUBB & ELLIS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                       March 31,                 June 30,
                                                                                        2002                       2001
                                                                                ---------------------     ---------------------
Current assets:
   Cash and cash equivalents                                                           $       8,045             $       7,248
   Services fees receivable, net                                                              13,308                    17,897
   Other receivables                                                                           3,805                     3,610
   Professional service contracts, net                                                         3,116                     3,263
   Prepaids and other current assets                                                           5,269                     5,278
   Deferred tax assets, net                                                                    5,489                     1,296
                                                                                ---------------------     ---------------------
        Total current assets                                                                  39,032                    38,592

Noncurrent assets:
   Equipment, software and leasehold improvements, net                                        18,523                    19,669
   Goodwill, net                                                                              27,349                    26,328
   Deferred tax assets, net                                                                    3,788                     3,535
   Other assets                                                                                2,804                     4,302
                                                                                ---------------------     ---------------------
        Total assets                                                                   $      91,496             $      92,426
                                                                                =====================     =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                   $       2,054             $       3,330
    Commissions payable                                                                        3,811                     7,952
    Credit facility debt                                                                      10,000                     8,000
    Accrued compensation and employee benefits                                                15,478                    13,416
    Other accrued expenses                                                                     3,918                     4,678
                                                                                ---------------------     ---------------------
        Total current liabilities                                                             35,261                    37,376

Long-term liabilities:
    Credit facility debt                                                                      28,000                    29,000
    Note payable - affiliate                                                                   5,049                         -
    Accrued claims and settlements                                                             7,353                     8,695
    Other liabilities                                                                          2,122                     1,039
                                                                                ---------------------     ---------------------
        Total liabilities                                                                     77,785                    76,110
                                                                                ---------------------     ---------------------

Stockholders' equity:
    Common stock, $.01 par value: 50,000,000 shares authorized;
        14,948,384  shares issued and outstanding at
        March 31, 2002 and 13,358,615 shares at June 30, 2001                                    149                       134
    Additional paid-in-capital                                                                71,923                    66,858
    Accumulated other comprehensive loss                                                        (195)                      (68)
    Retained deficit                                                                         (58,166)                  (50,608)
                                                                                ---------------------     ---------------------
        Total stockholders' equity                                                            13,711                    16,316
                                                                                ---------------------     ---------------------
        Total liabilities and stockholders' equity                                     $      91,496             $      92,426
                                                                                =====================     =====================

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                     For the three months           For the nine months
                                                        ended March 31,               ended March 31,
                                                  -------------------------   ---------------------------
                                                    2002            2001          2002           2001
                                                  -----------    ----------   -----------     -----------
  Revenue:
     Transaction services fees                    $   45,574        67,075        197,550     $   289,538
     Management services fees                         12,611        13,085         38,781          40,459
                                                  -----------   ----------    -----------     -----------
        Total revenue                                 58,185        80,160        236,331         329,997
                                                  -----------   ----------    -----------     -----------

  Costs and expenses:
     Services commissions                             25,082        37,293        115,260         178,115
     Salaries, wages and benefits                     23,110        24,753         74,312          75,388
     Selling, general and administrative              15,708        16,655         48,727          51,907
     Depreciation and amortization                     2,688         2,949          8,278           8,695
     Impairment and other non-recurring items          2,377           970            677           3,856
                                                  -----------   ----------    -----------     -----------
        Total costs and expenses                      68,965        82,620        247,254         317,961
                                                  -----------   ----------    -----------     -----------

                  Total operating income (loss)      (10,780)       (2,460)       (10,923)         12,036

  Other income and expenses:
     Interest income                                     121           543            320           1,493
     Interest expense                                   (696)         (613)        (1,943)           (692)
                                                  -----------   ----------    -----------     -----------
        Income (loss) before income taxes,
           extraordinary item and cumulative
              effect                                  (11,355)      (2,530)       (12,546)         12,837
  Benefit (provision) for income taxes                  4,769        1,045          4,988          (6,347)
                                                  -----------   -----------   -----------     -----------

  Income (loss) before extraordinary item and
    cumulative effect                                  (6,586)      (1,485)        (7,558)          6,490
  Extraordinary loss on extinguishment
    of debt, net of tax                                     -            -              -            (406)
                                                  -----------   ----------    -----------     -----------
  Income (loss) before cumulative effect of
    accounting change                                  (6,586)      (1,485)        (7,558)          6,084
  Cumulative effect of accounting change,
     net of tax                                             -            -              -          (3,133)
                                                  -----------   ----------    -----------     -----------
            Net income (loss)                      $   (6,586)   $  (1,485)   $    (7,558)    $     2,951
                                                  ===========   ==========    ===========     ===========

  Net income (loss) per common share:
     Basic -
        -   before extraordinary
              item and cumulative effect          $      (.45)   $    (.10)   $      (.55)    $       .35
        -   from extraordinary loss                         -            -              -            (.02)
        -   from cumulative effect
              of accounting change                          -            -              -            (.17)
                                                  -----------   ----------    -----------     -----------
                                                  $      (.45)   $    (.10)   $      (.55)    $       .16
                                                  ===========   ==========    ===========     ===========

     Diluted -
        -   before extraordinary item
              and cumulative effect               $      (.45)   $     (.10)  $      (.55)    $       .33
        -   from extraordinary loss                         -             -             -            (.02)
        -   from cumulative effect
              of accounting change                          -             -             -            (.16)
                                                  -----------   -----------   -----------     -----------
                                                  $      (.45)   $     (.10)  $      (.55)    $       .15
                                                  ===========   ===========   ===========     ===========

  Weighted average common shares outstanding:
     Basic -                                       14,585,189    15,028,181    13,853,964      18,292,462
                                                  ===========   ===========   ===========     ===========
     Diluted -                                     14,585,189    15,028,181    13,853,964      19,293,699
                                                  ===========   ===========   ===========     ===========





            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            For the nine months ended
                                                                                                    March 31,
                                                                                     ----------------------------------------
                                                                                            2002                  2001
                                                                                     -------------------   -------------------
Cash Flows from Operating Activities
    Net income (loss)                                                                       $    (7,558)           $    2,951
    Cumulative effect of accounting change, net of tax                                                -                 3,133
    Depreciation and amortization expense                                                         8,278                 8,695
    Impairment of goodwill                                                                            -                 2,150
    Extraordinary loss, net of tax                                                                    -                   406
    Accrued compensation and other benefits                                                       2,062                (2,235)
    Funding of multi-year service contracts                                                      (1,268)               (2,298)
    Other adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities                                             (5,099)               (3,949)
                                                                                     -------------------    ------------------
          Net cash provided by (used in) operating activities                                    (3,585)                8,853
                                                                                     -------------------    ------------------

Cash Flows from Investing Activities:
    Purchases of equipment, software and leasehold improvements                                  (3,961)               (5,457)
    Cash paid for business acquisition                                                           (2,295)                    -
                                                                                     -------------------    ------------------
          Net cash used in investing activities                                                  (6,256)               (5,457)
                                                                                     -------------------    ------------------

Cash Flows from Financing Activities:
    Repayment of credit facility debt                                                            (5,000)               (1,000)
    Borrowings on credit facility debt                                                            6,000                40,000
    Repayment of acquisition debt                                                                     -                  (519)
    Borrowings from affiliate                                                                     5,000                     -
    Proceeds from issuance of common stock, net                                                   5,081                     -
    Cash paid to fund self-tender offer                                                               -               (48,752)
    Other financing sources
                                                                                                   (443)                  206
                                                                                     -------------------    ------------------
               Net cash provided by (used in) financing activities                               10,638               (10,065)
                                                                                     -------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                                797                (6,669)

Cash and cash equivalents at beginning of period                                                  7,248                17,862
                                                                                     -------------------    ------------------

Cash and cash equivalents at end of period                                                  $     8,045            $   11,193
                                                                                     ===================    ==================





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

         Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be achieved in future periods.

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

         2.    TOTAL COMPREHENSIVE INCOME

         The Company is a party to two interest rate swap agreements that effectively fix the interest rate on a portion of the Company's outstanding term loan obligations. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities."

         The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $127,000 of an unrealized loss during the nine months ended March 31, 2002. This loss, along with the Company's net loss of $7.6 million for the nine months ended March 31, 2002, results in a Total Comprehensive Loss of $7.7 million for the period.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         3.    INCOME TAXES

         The benefit (provision) for income taxes for the nine months ended March 31, 2002 and 2001 is as follows (in thousands):

                                   For the nine months ended
                                           March 31,
                          --------------------------------------------

                                 2002                    2001
                          --------------------    --------------------

Current                     $            542        $         (5,990)
Deferred                               4,446                    (357)
                          --------------------    --------------------

                          $            4,988        $         (6,347)
                          ====================    ====================

         4.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                               For the three months ended           For the nine months ended
                                                                       March 31,                            March 31,
                                                            ---------------------------------    --------------------------------
                                                                2002              2001               2002               2001
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       $   (6,586)       $     (1,485)        $  (7,558)         $  6,490
                                                            =============    ================    ==============     =============
BASIC EARNINGS PER SHARE:
Weighted average common shares outstanding                        14,585              15,028            13,854            18,292
                                                            =============    ================    ==============     =============
Earnings (loss) per share - basic                             $    (0.45)       $      (0.10)        $   (0.55)         $   0.35

                                                            =============    ================    ==============     =============
DILUTED EARNINGS PER SHARE:
Weighted average common shares outstanding                        14,585              15,028            13,854            18,292
Effect of dilutive securities:
   Stock options and warrants (A)                                      -                   -                 -             1,002
                                                            -------------    ----------------    --------------     -------------
Weighted average dilutive common shares outstanding               14,585              15,028            13,854            19,294
                                                            =============    ================    ==============     =============
Earnings (loss) per share - diluted                           $    (0.45)       $      (0.10)        $   (0.55)         $   0.33
                                                            =============    ================    ==============     =============

(A) Since the Company recognized a loss before extraordinary items for the three months ended March 31, 2002 and 2001, and for the nine months ended March 31, 2002, the effect of stock options and warrants would be anti-dilutive. These securities, which otherwise would have had a dilutive effect of approximately 11,000 and 244,000 shares for the three months and nine months ended March 31, 2002, respectively, and 884,000 shares for the three months ended March 31, 2001, have been excluded from the earnings per share calculation.

         In January 2002, the Company issued an additional 1,337,358 shares of its common stock upon the exercise of certain warrants held by its largest stockholder, Warburg, Pincus Investors, L.P., which were scheduled to expire on January 29, 2002. The aggregate purchase price of the common stock was approximately $4.2 million, reflecting an average weighted price of $3.11 per share. Additional warrants held by a director of the Company, exercisable for a total of 337,827 shares of common stock at a weighted average price of $3.46, expired on January 29, 2002.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         5.  CHANGE IN ACCOUNTING PRINCIPLE

         In the fourth quarter of the fiscal year ended June 30, 2001, the Company changed its method of accounting for revenue recognition for leasing commissions and consulting fees in compliance with Staff
         Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective July 1, 2000. The cumulative effect of the accounting change on prior years resulted in a reduction to income of $3.1 million, net of applicable taxes of $2.1 million, which is included in net income for the nine months ended March 31, 2001.

         Operating results for the first nine months of fiscal years 2002 and 2001 are presented herein in compliance with the requirements of this change in accounting principle. The effect of the accounting change on the nine months ended March 31, 2001, which has been restated from prior reported results, was to increase revenue by $2.3 million, related commission expense by $1.4 million and after-tax income by $572,000 from the amounts previously reported.

         For the nine month periods ended March 31, 2002 and 2001, the Company recognized revenue, net of related services commission expense, totaling $221,000 and $3.8 million, respectively, that was included in the $5.2 million pre-tax cumulative effect adjustment at July 1, 2000. While this accounting change affects the timing of recognition of leasing and consulting revenues (and corresponding services commission expense), it does not impact the Company's cash flow from operations.

         6.    SEGMENT INFORMATION

         The Company has two reportable segments - Transaction Services (formerly described as "Advisory Services" in prior reports) and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other non-recurring expenses ("EBITDA") (amounts in thousands).

                                                        Transaction                  Management                 Company
                                                         Services                     Services                   Totals
                                                 -------------------------    ----------------------    ------------------------
Nine months ended March  31, 2002
    Total revenue                                      $    197,550                 $    38,781                $   236,331
    EBITDA                                                   (1,058)                       (910)                    (1,968)
    Total assets as of March 31, 2002                        71,162                      20,334                     91,496
Nine months ended March 31, 2001
    Total revenue                                      $    289,538                 $    40,459                $   329,997
    EBITDA                                                   24,824                        (237)                    24,587
    Total assets as of March 31, 2001                        73,175                      22,620                     95,795

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         6.    SEGMENT INFORMATION (CONTINUED)

         RECONCILIATION OF SEGMENT EBITDA TO INCOME (LOSS) BEFORE INCOME TAXES


                                                                 Nine Months Ended March 31,
                                                                 ---------------------------
                                                                2002                    2001

                                                       ---------------------    ---------------------
Total segment EBITDA                                        $  (1,968)              $   24,587
Less:
Depreciation & amortization                                    (8,278)                  (8,695)
Non-recurring items                                              (677)                  (3,856)
Net interest income (expense)                                  (1,623)                      801
                                                       ---------------------    ---------------------
    Income (loss) before income taxes                       $ (12,546)              $   12,837
                                                       =====================    =====================


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

         7.    BUSINESS ACQUISITION

         In February 2002, the Company acquired substantially all of the assets of the Wadley-Donovan Group, Inc., a professional real estate services firm located in northern New Jersey. Wadley-Donovan Group, Inc. specializes in site selection, consulting and providing economic development strategies primarily for Fortune 100 companies and state, local and regional government agencies and municipalities. Consideration given to the seller at closing equaled $2.3 million and was all cash. The Company recorded the acquisition under the purchase method of accounting in accordance with the Financial Accounting Standards No. 141 "Business Combinations" and substantially all of the purchase price has been preliminarily allocated to goodwill, attributable to the workforce acquired. All operations subsequent to the acquisition date are reflected in the Company's financial statements.

         8.    CREDIT FACILITY DEBT

         In each of August 2001 and November 2001, the Company entered into separate amendment agreements on its term loan and line of credit facility arranged by Bank of America, N.A., ("Bank of America") which amended financial covenants related to minimum cash flow levels and fixed cost ratios. The amendments

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         8.    CREDIT FACILITY DEBT (CONTINUED)

         also increased the interest margin by 0.50% over the original terms. As a result of continuing deterioration in both the general economy as well as the real estate services industry, the Company's operations for the quarter ended December 31, 2001 resulted in non-compliance with certain financial covenants contained in the amended agreement. Although the Company had received a waiver with respect to these covenant defaults from the banks, the waiver expired on February 28, 2002.

         Effective March 8, 2002, the Company completed the restructuring of its credit facility that was effected in accordance with the terms and conditions of a third amendment to the credit agreement ("Third Amendment"). Upon giving effect to the Third Amendment, the Company was in compliance with its covenants under the credit facility. Under the terms of the Third Amendment, $5,000,000 of principal amortization of the term loan that was previously due in calendar year 2002 has been deferred, certain financial covenants relating to the Company's cash flows and operations were revised, and the commitment under the revolving loan portion has been reduced from $15,000,000 to $6,000,000 (and will be further reduced to $5,000,000 in June 2002). In addition, Warburg, Pincus Investors, L.P. ("Warburg Pincus"), the Company's largest stockholder, became an additional junior lender under the credit facility. Consequently, upon the execution of the Third Amendment, the Company received gross proceeds of $11,000,000, $6,000,000 under the credit facility revolver and $5,000,000 from Warburg Pincus pursuant to a convertible secured promissory note (the "$5,000,000 Subordinated Note").

         Simultaneously with the Third Amendment, the Company, Bank of America (as administrative agent), and Warburg Pincus also entered into an option purchase agreement (the "Option Agreement") whereby the Company obtained the right (which right is assignable to the banks) to cause Warburg Pincus to deliver to the Company an additional $6,000,000 in June 2002 upon substantially the same terms and conditions as the $5,000,000 Subordinated Note. Any such additional $6,000,000 loan is to be evidenced by a separate, convertible secured promissory note (the "$6,000,000 Subordinated Note") and will retire the $6,000,000 advanced under the credit facility in March 2002. All sums evidenced by the $5,000,000 Subordinated Note and the $6,000,000 Subordinated Note (collectively, the "Subordinated Notes") are subordinate to all other indebtedness under the credit facility. The Subordinated Notes are demand obligations that bear interest at the rate of 15% per annum, compound quarterly, although no payments of interest or principal may be made until the credit facility has been terminated. In addition, all principal and interest and reasonable costs evidenced by the Subordinated Notes are subject to conversion ("the Conversion Amount"), generally at the option of the holder, into 11,000 shares of the Company's newly created Series A Preferred Stock having a stated value of $1,000 per share. Each of the shares of the Series A Preferred Stock accrue dividends at 15% per annum, compounded quarterly, and are not convertible into any other securities of the Company or subject to redemption under any circumstances whatsoever, and vote with the Common Stock on all matters as if each share of Series A Preferred Stock was the equivalent of 1,887 shares of Common Stock, subject to adjustment. The Series A Preferred Stock has a preference upon liquidation, dissolution and certain change of control transactions equal to the greater of two times the Conversion Amount or the equivalent of 50% of the consideration to be paid to all equity holders of the Company on a fully diluted basis as if the liquidation, dissolution or change in control transaction had occurred in March 2002, subject to adjustment. The holders of Series A Preferred Stock also have veto rights over certain corporate actions of the Company, including but not limited to the payment of dividends, issuance of capital stock, and change in control transactions. The rights and obligations of Warburg Pincus under the Third Amendment, the Subordinated Notes, and the Option Agreement are assignable and transferable subject to the consent of Bank of America (as administrative agent), which consent shall not be unreasonably withheld.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         8.  CREDIT FACILITY DEBT (CONTINUED)

         Pursuant to the Option Agreement, the Company also received the right to replace the financing arrangements ("Refinancing Right") contemplated by the Option Agreement. Specifically, upon the receipt of at least approximately $15,000,000 from the sale of equity or subordinated debt securities, and the tendering to Warburg Pincus, or its assigns, on or before April 30, 2002 of (i) the entire principal amount of the $5,000,000 Subordinated Note, plus accrued interest thereon and reasonable costs with respect thereto, and (ii) the sum of $4,158,431, to re-purchase 1,337,358 shares of common stock acquired by Warburg Pincus in January 2002, as the Option Agreement, and all of the debt and equity securities issued and issuable thereunder, will automatically be terminated; provided, however that in the event the Company receives on or before April 30, 2002 a non-binding letter of intent, term sheet or similar documentation that sets forth the terms of a transaction which the Company, in good faith, reasonably believes will provide the Company with the requisite funds to effect the Refinancing Right, then the Company will have until May 14, 2002 to effect the Refinancing Right. The Company signed a binding letter of agreement to effect the Refinancing Right on April 14, 2002. See Note 11 for additional information.

         On March 8, 2002, the Company withdrew its registration statement on Form S-3 that it had filed with the Staff of the Securities and Exchange Commission on January 29, 2002, in connection with its proposed rights offering for shares of its common stock for up to $11 million.

         9.  COMMITMENTS AND CONTINGENCIES

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

         On August 18, 2000, the district court issued an opinion granting defendants' motions for summary judgment dismissing the federal RICO claims as time-barred under the statute of limitations. As to the state law claims for breach of fiduciary duty and negligent misrepresentation, the court declined to exercise supplemental jurisdiction and dismissed them without prejudice. The court declined to rule on defendants' motion to decertify the class because it was moot. Plaintiffs appealed the summary judgment to the Third Circuit Court of Appeals. On July 31, 2001, the appeals court affirmed and upheld the dismissal of the Plaintiffs' claims. The Plaintiffs' petition for rehearing was denied on August 28, 2001, and the Plaintiffs' time for filing any further appeals or related claims expired in both federal and state courts in the quarter ended December 31, 2001. Accordingly, the Company has recognized a non-recurring item in relation to the recovery of loss reserves previously recorded in connection with this case. (See Note 10 for additional information.)

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         ENVIRONMENTAL:

         A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvent in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Both the Company and each of the partnership's other partners have contributed new capital to finance the continuing assessment and remediation efforts, although there can be no assurance that such future contributions will be made by the other partners. The Company's share of anticipated costs to remediate and monitor this situation is estimated at approximately $600,000. As of March 31, 2002, approximately $345,000 of this amount has been paid and the remaining $255,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company's management believes that the outcome of these events will not have a material adverse effect on the consolidated financial position of the Company.

         INSOLVENT INSURANCE PROVIDER:

         In fiscal years 1999 and 2000, the Company's primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively "Reliance"). The Company has six open claims that were covered by Reliance policies upon the exhaustion of a self-insured retention. In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, and as a result casts doubt on the recovery of the Company's open claims. The Company has established loss reserves for the estimated settlement costs of the claims and recognized a non-recurring charge in its financial statements for the quarter ended December 31, 2001. (See Note 10 for additional information.) The Company is seeking reimbursement for the costs of defense, settlement and/or judgment on these claims both from appropriate state insurance guaranty associations and from the liquidator. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore has not assumed any potential recoveries in establishing its reserves.

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

         10.  NON-RECURRING ITEMS

         During the second quarter of fiscal year 2001, the Company concluded long standing litigation proceedings on the John W. Matthews, et.al.v. Kidder, Peabody & Co., et.al. and HSM Inc., et.al. ("Matthews") case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company's insurance carriers ("Reliance" liquidation). (See
         Note 9 for additional information.) The positive outcome of the Matthews case,



                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         10.   NON-RECURRING ITEMS (CONTINUED)

         partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other non-recurring expense in its second fiscal quarter totaling $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. In the third fiscal quarter (three months ended March 31, 2002), the Company recorded additional charges of $2.4 million to other non-recurring expenses, consisting of $1.0 million of severance costs related to a reduction of salaried overhead and $1.4 million related to office closure costs. As a result of these events, the Company has recognized a net non-recurring loss of $677,000 for the nine months ended March 31, 2002.

         11.  SUBSEQUENT EVENT

         On April 15, 2002, the Board of Directors, upon the recommendation of a special committee of disinterested members of the Board of Directors, ratified the Company's entering into a binding letter agreement dated April 14, 2002 with Kojaian Ventures, L.L.C. ("KV") to exercise the Refinancing Right contained in the Option Agreement. (See Note 8 for additional information.) KV is wholly owned by C. Michael Kojaian, who is a director of the Company and, along with his father, currently owns approximately 11.4% of the Company's issued and outstanding common stock. As more fully described below, subsequent to the closing of the transaction contemplated by the Letter Agreement, it can reasonably be expected that a change in control of the Company will effectively occur.


         The Special Committee recommended that the Board of Directors approve the financing offered by KV, pursuant to the Letter Agreement, subject to conditions set forth below, as it is on more favorable terms and conditions to the Company than the financing provided by Warburg Pincus pursuant to the Option Agreement. The form of KV's proposed investment shall be substantially identical to the form of the $11,000,000 Subordinated Debt that Warburg Pincus was to provide pursuant to the Option Agreement, PROVIDED, HOWEVER, that the proposed $11,000,000 Subordinated Debt to be provided by KV is more favorable to the Company in two (2) material respects.

         First, the interest rate on the $11,000,000 Subordinated Debt to be provided by KV will be 12% per annum as opposed to the current 15% per annum. Similarly, the Series A Preferred Stock into which the $11,000,000 Subordinated Debt is convertible will have a coupon of 12% per annum rather than 15% per annum, as is currently the case with the Series A Preferred Stock issuable to Warburg Pincus. Second, the Series A Preferred Stock that KV is entitled to receive, like the Series A Preferred Stock issuable to Warburg Pincus, will also have preference on liquidation, dissolution and certain change in control transactions, but it will be equal to the greater of (i) 1.5 times the Conversion Amount, plus the accrued dividend thereon at the rate of 12% per annum (provided such liquidation, dissolution, or change of control transaction takes place within twelve (12) months after the closing of the transactions contemplated by the Letter Agreement, and thereafter it will increase to 2 times the Conversion Amount plus the accrued dividend thereon at the rate of 12% per annum), or (ii) the equivalent of 40% percent of the consideration to be paid to all the equity holders of the Company, not on a fully diluted basis, but rather, on an "Adjusted Outstanding Basis." For purposes of determining this liquidation preference, the Adjusted Outstanding Basis is equal to the shares of Common Stock outstanding as of the date of the closing of the transactions contemplated by the Letter Agreement (the "Closing of the KV Transaction") plus the shares of Common Stock underlying the following options (i) those Common Stock options that have been granted and are outstanding as of the Closing of the KV Transaction that have an exercise price equal to or less than $5.00 per share (other than those Common Stock options, if any, that are cancelled within 12 months after the Closing of the KV Transaction), plus (ii) all Common Stock options that are currently authorized and subsequently issued within twelve (12) months of the Closing of the KV Transaction, plus (iii) 50% of all Common Stock options, if any, subsequently authorized and issued within twelve (12) months after the Closing of the KV Transaction ("Newly Authorized Options"), provided that the number of Newly Authorized Options to be taken into account for the purposes of this calculation shall not exceed the number of any Common Stock options cancelled during such 12-month period. Accordingly, the voting power of the Series A Preferred Stock, upon issuance to KV, would currently be 40% of the Company on an Adjusted Outstanding Basis, and approximately 44% on a primary share basis.

         Upon receipt of $15,158,431 (plus accrued interest and expenses) from KV, the Company will redeem, at cost, the 1,337,358 shares of Common Stock issued to Warburg Pincus earlier this year and reissue an equal number of shares of Common Stock to KV at the same per share price of approximately $3.11. The Company will also pay down $6,000,000 of revolving debt under its Credit Facility.

         Accordingly, upon the Closing of the KV Transaction, KV and its affiliated parties would have the power to acquire voting control over the Company's shares by converting the $11,000,000 Subordinated Debt. In the event of the conversion of the $11,000,000 Subordinated Debt into Series A Preferred Stock, there would be a change in control of the Company, as KV and its affiliated parties would have in excess of 50% of the voting power of the Company (subject to adjustment) and Warburg Pincus, which currently owns approximately 48% of the issued and outstanding Common Stock of the Company (and upon issuance of the Series A Preferred Stock, would have had approximately 78% of the voting power), would have approximately 22% of the voting power of the Company (subject to adjustment). In connection with the KV Transaction, that certain voting agreement (the "Voting Agreement") entered into on January 24th, 1997, by C. Michael Kojaian and his father (collectively, the "Kojaians"), Warburg Pincus and the Goldman Sachs Group, Inc. ("Goldman Sachs"), pursuant to which each of the parties to the Voting Agreement have agreed to vote all of their shares for the other's Board nominees, is not being amended. Presently, Warburg Pincus has two (2) nominees on the Board of Directors, and each of the Kojaians and Goldman Sachs has one nominee on the Board of Directors.

         The entering into of definitive agreements with KV is subject to certain terms and conditions. Specifically, those conditions are: receipt by the Company of all necessary consents, approvals or waivers required by the Banks pursuant to the Credit Facility; receipt by the Special Committee from an independent financial advisor of a written opinion to the effect that the transactions contemplated by the Letter Agreement are fair to the Company from a financial point of view (the "Fairness Opinion"); satisfaction of all legal requirements, including those under applicable securities laws and regulations; and definitive documentation embodying the terms of the Letter Agreement satisfactory to the Company and KV. (See Note 8 for additional information.)

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. Such statements relate to, among other things, capital expenditures, acquisitions, operating improvements and costs, and are indicated by words or phrases such as "continuing," "believes," "expects," and similar words or phrases. Such factors which could adversely affect the Company's ability to obtain these results include, among other things,
         (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company's ability to implement, and the success of, new initiatives and investments, including the Company's new consulting business practice and the integration of that practice with the Company's existing expertise, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, filed on September 28, 2001.

         RESULTS OF OPERATIONS

         REVENUE

         The Company's revenue is derived principally from transaction services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and advisory services. Management services fees comprise the remainder of the Company's revenues, and include fees related to both property and facilities management outsourcing and business services.

         Revenue in any given quarter during the three fiscal year period ended June 30, 2001, as a percentage of total annual revenue, ranged from a high of 34.4% to a low of 19.1%, with revenue earned in the third quarters of each of the last three fiscal years ranging from 19.1% to 22.6%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ended June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

         Total revenue for the nine months ended March 31, 2002 was $236.3 million, a decrease of 28.4% from revenue of $330.0 million for the same period last year. Significantly affecting this decline was a $92.0 million decrease in transaction services fees in the current fiscal period over the same period in 2001. This resulted from decreased activity in the technology markets as well as the current softening in the general economy and its impact on the real estate industry through negative absorption and higher vacancy rates, particularly in the office sector. The terrorist attacks of September 11th created additional marketplace instability and further deterioration of overall economic conditions. Management service fees remained relatively flat decreasing to $38.8 million during the nine months ended March 31, 2002 as compared to $40.5 million in the prior year.

         Total revenue for the quarter ended March 31, 2002 was $58.2 million, a decrease of 27.4% over revenue of $80.2 million for the same period last year. Transaction services fees decreased $21.5 million or 32.1% over the prior year period, while management services decreased by $474,000 or 3.6%.

         COSTS AND EXPENSES

         Services commissions expense is the Company's largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive services commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense decreased to 58.3% for the nine months ended March 31, 2002 as compared to 61.5% for the same period in 2001 and decreased to 55.0% from 55.6% for the respective quarters ended March 31 in the same periods. These decreases were due to unusually high average commission expense incurred during the prior year in technology markets such as Silicon Valley, San Francisco, Denver, Washington D.C. and New York, resulting from higher production per professional.

         Salaries, wages and benefits were relatively flat; decreasing by $1.1 million or 1.4% during the nine months ended March 31, 2002 as compared to March 31, 2001. Selling, general and administrative expenses decreased by $3.2 million, or 6.1%, for the same period. The decrease in these operating costs of $4.3 million resulted from the company tightening its discretionary expenditures in response to the slowing general economy.

         Depreciation and amortization expense for the nine months ended March 31, 2002 decreased to $8.3 million from $8.7 million in the comparable period last year. The Company also holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $1.7 million was recognized in the nine months ended March 31, 2002 compared to $2.1 million for the same period in the prior year.

         During the second quarter of fiscal year 2001, the Company concluded long standing litigation proceedings on the John W. Matthews, et.al. v. Kidder, Peabody & Co., et.al. and HSM Inc., et.al. ("Matthews") case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded during this period as a result of the liquidation proceedings surrounding one of the Company's insurance carriers ("Reliance" liquidation). (See Note 9 for additional information.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other non-recurring expense in its second fiscal quarter totaling $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. In the Company's third fiscal quarter (three months ended March 31, 2002), the Company recorded additional charges of $2.4 million to other non-recurring expenses, consisting of $1.0 million of severance costs related to a reduction of salaried overhead and $1.4 million related to office closure costs. As a result of these events, the Company has recognized a net non-recurring loss of $677,000 for the nine months ended March 31, 2002.

         During the nine months ended March 31, 2001 the Company recognized other non-recurring expenses totaling $3.9 million, relating primarily to the impairment of goodwill related to the April 1998 acquisition of White Commercial Real Estate as well as compensation expense related to stock options exercised in connection with the Company's self-tender offer.

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

         Interest income decreased during the three and nine month periods ended March 31, 2002 as compared to the same periods in the prior year as a result of lower available invested cash.

         Interest expense incurred during the nine months ended March 31, 2002 was due to the Company's term loan borrowings under the credit facility and the note payable-affiliate funded in March 2002. Interest expense incurred during the nine months ended March 31, 2001 was due primarily to seller financing related to business acquisitions made in calendar year 1998.

         Effective December 31, 2000, the Company restructured its credit agreement. Unamortized costs related to the prior agreement totaling $406,000, net of applicable taxes, were written off and have been recorded as an extraordinary loss from extinguishment of debt during the quarter ended December 31, 2000.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") relating to the recognition of revenue for publicly owned companies. The adoption of SAB 101 resulted in the recognition of a cumulative effect charge of $3.1 million (net of applicable taxes of $2.1 million) on July 1, 2000.

         NET INCOME (LOSS)

         The net loss for the nine months ended March 31, 2002 was $7.6 million, or $0.55 per common share on a diluted basis, as compared to net income of $3.0 million, or $0.15 per common share for the same period in the prior fiscal year. For the quarter ended March 31, 2002, the net loss was $6.6 million, or $0.45 per common share on a diluted basis, as compared to a net loss of $1.5 million or $0.10 per common share for the same period in fiscal year 2001. The decrease in net income was primarily due to the decline in net transaction services revenues recognized in the nine months ended March 31, 2002 partially offset by the decreases in operating expenses and non-recurring items and the cumulative effect from the change in accounting principle recognized during the prior fiscal year's comparable period.

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended March 31, 2002, the Company used cash flow of $3.6 million for operating activities, used $6.2 million in investing activities for purchases of equipment, software and leasehold improvements and a business acquisition. Net financing activities generated $10.6 million primarily related to the funding of the $5.0 million Warburg Pincus Subordinated Note and proceeds of $5.1 million from the issuance of common stock.

         The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive bonuses and deferred commissions payable balances that attain peak levels during the quarter ended December 31. Deferred commissions balances of approximately $14.5 million, related to revenues earned in calendar year 2001, were paid in the quarter ended March 31, 2002.

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

         In each of August 2001 and November 2001, the Company entered into separate amendment agreements on its term loan and line of credit facility arranged by Bank of America, N.A., ("Bank of America") which amended financial covenants related to minimum cash flow levels and fixed cost ratios. The amendments also increased the interest margin by 0.50% over the original terms. As a result of continuing deterioration in both the general economy as well as the real estate services industry, the Company's operations for the quarter ended December 31, 2001 resulted in non-compliance with certain financial covenants contained in the amended agreement. Although the Company had received a waiver with respect to these covenant defaults from the banks, the waiver expired on February 28, 2002.

         Effective March 8, 2002, the Company completed the restructuring of its credit facility that was effected in accordance with the terms and conditions of a third amendment to the credit agreement ("Third Amendment"). Upon giving effect to the Third Amendment, the Company was in compliance with its covenants under the credit facility. Under the terms of the Third Amendment, $5,000,000 of principal amortization of the term loan that was previously due in calendar year 2002 has been deferred, certain financial covenants relating to the Company's cash flows and operations were revised, and the commitment under the revolving loan portion has been reduced from $15,000,000 to $6,000,000 (and will be further reduced to $5,000,000 in June 2002). In addition, Warburg, Pincus Investors, L.P. ("Warburg Pincus"), the Company's largest stockholder, became an additional junior lender under the credit facility. Consequently, upon the execution of the Third Amendment, the Company received gross proceeds of $11,000,000, $6,000,000 under the credit facility revolver and $5,000,000 from Warburg Pincus pursuant to a convertible secured promissory note (the "$5,000,000 Subordinated Note").

         Simultaneously with the Third Amendment, the Company, Bank of America (as administrative agent), and Warburg Pincus also entered into an option purchase agreement (the "Option Agreement") whereby the Company obtained the right (which right is assignable to the banks) to cause Warburg Pincus to deliver to the Company an additional $6,000,000 in June 2002 upon substantially the same terms and conditions as the $5,000,000 Subordinated Note. Any such additional $6,000,000 loan is to be evidenced by a separate, convertible secured promissory note (the "$6,000,000 Subordinated Note") and will retire the $6,000,000 advanced under the credit facility in March 2002. All sums evidenced by the $5,000,000 Subordinated Note and the $6,000,000 Subordinated Note (collectively, the "Subordinated Notes") are subordinate to all other indebtedness under the credit facility. The Subordinated Notes are demand obligations that bear interest at the rate of 15% per annum, compound quarterly, although no payments of interest or principal may be made until the credit facility has been terminated. In addition, all principal and interest and reasonable costs evidenced by the Subordinated Notes are subject to conversion ("the Conversion Amount"), generally at the option of the holder, into 11,000 shares of the Company's newly created Series A Preferred Stock having a stated value of $1,000 per share. Each of the shares of the Series A Preferred Stock accrue dividends at 15% per annum, compounded quarterly, and are not convertible into any other securities of the Company or subject to redemption under any circumstances whatsoever, and vote with the Common Stock on all matters as if each share of Series A Preferred Stock was the equivalent of 1,887 shares of Common Stock, subject to adjustment. The Series A Preferred Stock has a preference upon liquidation, dissolution and certain change of control transactions equal to the greater of two times the Conversion Amount or the equivalent of 50% of the consideration to be paid to all equity holders of the Company on a fully diluted basis as if the liquidation, dissolution or change in control transaction had occurred in March 2002, subject to adjustment. The holders of Series A Preferred Stock also have veto rights over certain corporate actions of the Company, including but not limited to the payment of dividends, issuance of capital stock, and change in control transactions. The rights and obligations of Warburg Pincus under the Third Amendment, the Subordinated Notes, and the Option Agreement are assignable and transferable subject to the consent of Bank of America (as administrative agent), which consent shall not be unreasonably withheld.

         Pursuant to the Option Agreement, the Company also received the right to replace the financing arrangements ("Refinancing Right") contemplated by the Option Agreement. Specifically, upon the receipt of at least approximately $15,000,000 from the sale of equity or subordinated debt securities, and the tendering to Warburg Pincus, or its assigns, on or before April 30, 2002 of (i) the entire principal amount of the $5,000,000 Subordinated Note, plus accrued interest thereon and reasonable costs with respect thereto, and (ii) the sum of $4,158,431, to re-purchase 1,337,358 shares of common stock acquired by Warburg Pincus in January 2002, as the Option Agreement, and all of the debt and equity securities issued and issuable thereunder, will automatically be terminated; provided, however, that in the event the Company receives on or before April 30, 2002 a non-binding letter of intent, term sheet or similar documentation that sets forth the terms of a transaction which the Company, in good faith, reasonably believes will provide the Company with the requisite funds to effect the Refinancing Right, then the Company will have until May 14, 2002, to effect the Refinancing Right. The Company signed a binding letter agreement to effect the Refinancing Right on April 14, 2002. See Note 11 for additional information.

         In January 2002, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, pursuant to which it intended to distribute rights to purchase shares of its common stock to stockholders of record as of the close of business on February 25, 2002. On March 8, 2002, the Company withdrew its registration statement on Form S-3 that it had filed with the Staff of the Securities and Exchange Commission in January 2002, in connection with its proposed rights offering.

         The Company believes that its short-term and long-term operating cash requirements will be met by operating cash flow, and/or debt and equity financing. In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company's cash requirements are not met by operating cash flow or available debt or equity proceeds, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company's bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March, 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of March 31, 2002 the Company had $16.0 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three-month LIBOR based rate from the counter-parties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:



                  Notional Amount                  Date
              ------------------------      --------------------
                          $14,500,000             June 30, 2002
                           10,500,000             June 30, 2003
                            8,000,000            March 31, 2004


         When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of March 31, 2002, there was a net decline in interest rates since the Company had entered into the agreements, and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $195,000, net of taxes.

         To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2002 (in thousands):

                     Notional Amount                                 $16,000
                     Fair Value to the Company                          (195)
                     Change in Fair Value to the Company
                         Reflecting Change in Interest Rates
                         - 100 BPS                                      (119)
                         + 100 BPS                                       117

         The Company does not utilize financial instruments for trading or other
         speculative   purposes,   nor  does  it  utilize  leveraged   financial
         instruments.

                                     PART II




                                OTHER INFORMATION

                      (ITEMS 2, 3 AND 5 ARE NOT APPLICABLE
                      FOR THE QUARTER ENDED MARCH 31, 2002)

ITEM 1. LEGAL PROCEEDINGS

The disclosure called for by Item 1 is incorporated by reference to Note 9 of Notes to Condensed Consolidated Financial Statements.

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

(4)      INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,   INCLUDING
         INDENTURES

4.1 Second Amendment dated November 29, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000 incorporated herein by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2002 (Commission File No. 1-8122).

4.2 Third Amendment dated March 7, 2002 to Amended and Restated Credit Agreement dated as of December 31, 2000 by and among the Registrant, various financial institutions, and Bank of America, N.A., as Administrative Agent incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).

4.3 Form of Subordination Agreement, executed by Warburg, Pincus Investors, L.P. in favor of Bank of America, N.A., as Agent, and the Lenders, which is an Exhibit to the Option Purchase Agreement incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).

4.4 Option Purchase Agreement dated March 7, 2002 by and among the Registrant, Warburg, Pincus Investors, L.P. and Bank of America, N.A., as Administrative Agent incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).

4.5 Certified Copy of Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 8, 2002 incorporated herein by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).

4.6 Copy of $5,000,000 Convertible Promissory Note and Security Agreement dated March 7, 2002 issued by the Registrant to Warburg, Pincus Investors, L.P. incorporated herein by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).

4.7 Form of $6,000,000 Convertible Promissory Note and Security Agreement of the Registrant which is an Exhibit to the Option Purchase Agreement to be payable to the order of Warburg, Pincus Investors, L.P. incorporated herein by reference to Exhibit 6 to the Registrant's Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).

4.8 Letter Agreement dated April 14, 2002 by and between the Registrant and Kojaian Ventures, L.L.C. incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on April 19, 2002 (Commission File No. 1-8122).

(b)      REPORTS ON FORM 8-K

         A Current Report on Form 8-K dated March 8, 2002, was filed with the Securities and Exchange Commission on March 12, 2002, reporting under
         Item 5 (a) the summary of the terms of the third amendment dated as of March 7, 2002 to the amended and restated credit agreement dated as of December 31, 2000, the subordination agreement executed by Warburg, Pincus Investors, L.P. and the option purchase agreement dated as of March 7, 2002 by and among the Company, Warburg, Pincus Investors, L.P. and Bank of America and (b) the withdrawal of the Company's registration statement on Form S-3 that it had filed with the staff of the Securities and Exchange Commission on January 29, 2002. See Note 8 to Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

         A Current Report on Form 8-K dated April 15, 2002, was filed with the Securities and Exchange Commission on April 19, 2002, reporting under
         Item 1 a change in control of the Company. See Note 8 to Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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


                                        GRUBB & ELLIS COMPANY
                                        ---------------------
                                            (Registrant)



Date: May 13, 2002                      /s/ Ian Y. Bress
                                        ------------------------------
                                            Ian Y. Bress
                                            Chief Financial Officer

                              GRUBB & ELLIS COMPANY

                                  EXHIBIT INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2002

EXHIBIT
-------

 None.