Form 10-K
period 2002-06-30
GRUBB & ELLIS CO
filed 2002-10-15
CIK 216039

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

                                    DELAWARE
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)
                  2215 SANDERS ROAD, SUITE 400, NORTHBROOK, IL
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   94-1424307
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                                     60062
                                   (ZIP CODE)

                                 (847) 753-7500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                           --------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                               TITLE OF EACH CLASS
                                  COMMON STOCK

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                            NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 20, 2002 was approximately $8,071,474.

      The number of shares outstanding of the registrant's common stock as of September 20, 2002 was 15,078,299 shares.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 2002) are incorporated by reference into Part III of this Report.

================================================================================

                              GRUBB & ELLIS COMPANY
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             Page

  COVER PAGE .............................................................................................     1

  TABLE OF CONTENTS ......................................................................................     2

  PART I

  Item 1.        Business ................................................................................     3

  Item 2.        Properties ..............................................................................     6

  Item 3.        Legal Proceedings .......................................................................     6

  Item 4.        Submission of Matters to a Vote of Security Holders .....................................     6

  PART II.

  Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters ...............     7

  Item 6.        Selected Financial Data .................................................................     8

  Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations ...     9

  Item 7A.       Quantitative and Qualitative Disclosures About Market Risk ..............................    18

  Item 8.        Financial Statements and Supplementary Data .............................................    19

  Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....    43

  PART III.

  Item 10.       Directors and Executive Officers of the Registrant ......................................    43

  Item 11.       Executive Compensation ..................................................................    43

  Item 12.       Security Ownership of Certain Beneficial Owners and Management ..........................    43

  Item 13.       Certain Relationships and Related Transactions ..........................................    43

  PART IV.

  Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................    44

  SIGNATURES .............................................................................................    49

  CERTIFICATIONS .........................................................................................    50

  EXHIBIT INDEX ..........................................................................................    52

                              GRUBB & ELLIS COMPANY

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (the "Company") is an integrated real estate services firm. The Company utilizes more than 1,000 transaction professionals in 42 owned offices, and over 400 transactions professionals in 47 affiliate offices. Including its alliance with Knight Frank, one of Europe's leading real estate consulting firms, it has the collective resources of over 8,000 individuals in 200 offices in 29 countries around the world. The Company is one of the nation's largest publicly traded commercial real estate firms, based on total revenue.

      The Company, through its offices, affiliates and alliance with Knight Frank provides a full range of real estate services, including transaction, management and consulting services, to users and investors worldwide. Professionals throughout Grubb & Ellis strategize, arrange and advise on the sale, acquisition or lease of such business properties as industrial, retail and office buildings, as well as the acquisition and disposition of multi-family properties and commercial land.

      Major multiple-market clients have a single point of contact through the Company's global accounts program for coordination of all services. Delivered in a seamless manner across a global platform, comprehensive services inclusive of feasibility studies, site selection, market forecasts and research are made available to large companies and investors.

      Property and facilities management services are provided by Grubb & Ellis Management Services, Inc. ("GEMS"), a wholly owned subsidiary of the Company. Leveraging the management portfolio and the trend for outsourcing, additional revenues are earned in the provision of business services and construction management. Operating on a national scale, GEMS had approximately 152 million square feet of property under management as of June 30, 2002.

      Our global executive office is located at 55 E. 59th Street, New York, New York 10022-1122 (telephone 212-759-9700). Our principal operations center is located at 2215 Sanders Road, Suite 400, Northbrook, Illinois 60062 (telephone 847-753-7500).

CURRENT BUSINESS PLATFORM AND ORGANIZATION

      Historically, Grubb & Ellis' transaction services operations have generated approximately 85% of the Company's revenue, with leasing transactions providing approximately 75% of the transaction revenue and dispositions and acquisitions accounting for the remaining 25%. The leasing activity represents a balanced blend of tenant representation, landlord representation and dual-representation. Grubb & Ellis' transaction professionals are supported by the Company's in-depth market research which is regarded by real estate professionals and other industry constituents as one of the leading sources for market data in the real estate industry.

      The management services group has traditionally represented approximately 15% of the Company's revenue. Management service fees are generated from third-party property management, facilities management, business services, and other related activities. The Grubb & Ellis Management Services business unit provides its customers with client accounting, engineering services, independent property management, and corporate facilities management.

      The Company is currently organized in the following business segments, in order to provide the real estate related services described below. Additional information on these business segments can be found in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report.

TRANSACTION SERVICES

      Historically, transaction services have represented a large portion of the Company's operations, and in fiscal year 2002 represented 84% of the Company's total revenue. A significant portion of the transaction services provided by the Company are transaction related services, in which the Company represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transactions involve various types of commercial real estate, including office, industrial, retail, hospitality, multi-family and land.

      The Company also delivers, to a lesser extent, certain consulting related services primarily to its transaction services clients, including site selection, feasibility studies, exit strategies, market forecasts, appraisals, strategic planning and research services.

MANAGEMENT SERVICES

      GEMS provides comprehensive property management and related services for properties owned primarily by institutional investors, along with facilities management services for corporate users. Related services include construction management, business services and engineering services. In fiscal year 2002, these services represented the remaining 16% of the Company's total revenue.

STRATEGIC INITIATIVES

      In fiscal 2002, the Company continued to build a global platform and develop the expertise to provide a comprehensive range of integrated real estate transaction and advisory services. The Company plans to leverage its expertise and market presence in transaction and management services to become a full-service business advisory firm that corporations entrust to advise them on strategic real estate issues. The Company continued its efforts this past fiscal year in positioning itself as a leading provider of comprehensive real estate services. In order to maximize the potential of the integrated services platform, the Company will focus on building value-added services such as global consulting, project management and capital markets capabilities. The Company's platform will continue to strive for differentiation and competitive advantage in the pursuit of transaction services business.

      Grubb & Ellis will strive to build real estate advisory capabilities that provide the depth and specialty expertise that will enhance its delivery of transaction services and position the Company as a strategic advisor to corporate America. The Company will continue to build comprehensive value-added services that address the strategic complexities of real estate decisions faced by business entities and other constituents in the real estate industry. As a prelude to executing a transaction, the Company will seek to advise a client on how real estate fits into its overall strategic plan. By positioning Grubb & Ellis as a business advisor to corporate executive management, the Company plans to create the platform to deliver the strategic planning and advisory real estate services that the Company believes will be the catalyst for increased success in the delivery of transactions. The Company will focus on an account-centric model of building client relationships and recurring revenue streams from the integrated business platform in furtherance of its goal to provide real estate services to an identifiable and sustainable customer base. In addition, if successfully implemented, Grubb & Ellis believes, among other things, that the Company would then be more resilient to the economic swings that have traditionally impacted the Company's earnings.

      The Knight Frank strategic alliance is the centerpiece for the advancement of the Company's global business strategy. With market presence in Europe, India and the Pacific Rim, the Company believes that Knight Frank is positioned to be an effective alliance partner that complements Grubb & Ellis' strengths and provides the mechanism to deliver real estate services to global enterprises. As the trend towards globalization among large entities continues to gain momentum, the Company intends to focus on global business development and capabilities.

      Grubb & Ellis has focused its efforts in penetrating the lucrative "middle market" of real estate operating companies, REITs, and real estate investors/owners in the delivery of transaction services on complex dispositions and investment sale transactions. The Company's senior investment transaction professionals have developed strategic relationships in the institutional investment marketplace that provide recurring revenues from investment sales activities involving pension advisors, opportunity funds, and other constituents that invest in commercial properties.

      In February 2002, the Company acquired substantially all of the assets of the Wadley-Donovan Group, Inc., a professional real estate services firm located in northern New Jersey. This group specializes in site selection, consulting and providing economic development strategies primarily for Fortune 100 companies and state, local and regional government agencies and municipalities. The Company continues to explore additional strategic acquisition opportunities that have the potential to expand the depth and breadth of its current lines of business and increase its market share. The Company's ability to assimilate acquired advisory practices and new strategic initiatives, and its effectiveness in transitioning the overall related infrastructure, are critical to its success in realizing its goals of a fully integrated business model. There can be no assurance that the Company will be able to complete any further acquisitions or introductions of new strategic initiatives.

      Grubb & Ellis plans to continue to leverage the talent within the Company and the collective local market knowledge to differentiate themselves in the marketplace. In building the integrated business services platform, the Company plans to leverage each of its specialty operating areas, stressing synergy and integration in growing account-centric relationships among prominent owners and users of real estate.

      The  Company  has  broadened  its  national  affiliate  program,   through
alliances with 39 real estate services firms, which has enabled it to enter markets where it previously did not have a formal presence and to better meet the multi-market needs of global clients. The Company has also invested in technology systems designed to provide a scalable platform for growth and to efficiently deliver and share data with clients. Among them is what the Company believes to be a state-of-the-art, company-wide information sharing and research network which enables its professional staff across all offices to work more efficiently, access the latest market intelligence, and more fully address clients' needs.

INDUSTRY AND COMPETITION

      The commercial real estate industry is large and fragmented. The estimated $4 trillion of commercial real estate in the United States produces annual sales transactions valued at $500 billion and annual lease transactions valued at $200 billion. The gross market for annual brokerage commissions is estimated at approximately $19 billion. On a national basis, the commercial brokerage industry is highly fragmented with the half-dozen leading firms generating approximately 10% of the revenue.

      As a result of the current economic downturn, at present, lease rates have declined or stabilized in many markets. Absorption rates have dropped significantly and vacancy rates have increased in many markets. Leasing commission rates have held firm, although sales commission rates have come under pressure, especially for larger institutional-grade properties. These factors have contributed to an industry-wide decline in commission revenue.

      The Company competes in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other real estate service providers, but also from boutique real estate advisory firms, appraisal firms and self-managed real estate investment trusts. Although many of the Company's competitors are local or regional firms that are substantially smaller than the Company, some of the Company's competitors are substantially larger than the Company on a local or regional basis. In general, there can be no assurance that the Company will be able to continue to compete effectively, to maintain current fee levels or margins, or maintain or increase its market share. Due to the Company's relative strength and longevity in the markets in which it presently operates, and its ability to offer clients a range of real estate services on a local, regional, national and international basis, the Company believes that it can operate successfully in the future in this highly competitive industry, although there can be no assurances in this regard.

ENVIRONMENTAL REGULATION

      Federal,  state  and  local  laws  and  regulations  impose  environmental controls, disclosure rules and zoning restrictions that have impacted the management, development, use, and/or sale of real estate. The Company's financial results and competitive position for the fiscal year 2002 have not been materially impacted by its compliance with environmental laws or regulations. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company and the industry in general. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject the Company to liability to a buyer or lessee of property. Applicable laws and contractual obligations to property owners could also subject the Company to environmental liabilities through the provision of management services. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. The Company may be held liable as an operator for such costs in its role as an on-site property manager. Liability can be imposed even if the original actions were legal and the Company had no knowledge of, or was not responsible for, the presence of the hazardous or toxic substances. Further, the Company may also be held responsible for the entire payment of the liability if it is subject to joint and several liability and the other responsible parties are unable to pay. The Company may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner that could adversely affect the Company's transaction and management services. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

SEASONALITY

      Since the majority of the Company's revenues are derived from transaction services which are seasonal in nature, the Company's revenue stream and the related commission expense are also subject to seasonal fluctuations. However, the Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 2002, 2001 and 2000, as a percentage of total annual revenue, ranged from a high of 34.4% to a low of 18.6%.

SERVICE MARKS

      The Company has registered trade names and service marks for the "Grubb & Ellis" name and logo and certain other trade names. The right to use the "Grubb & Ellis" name is considered an important asset of the Company, and the Company actively defends and enforces such trade names and service marks.

REAL ESTATE MARKETS

      The Company's business is highly dependent on the commercial real estate markets, which in turn are impacted by numerous factors, including but not limited to the general economy, interest rates and demand for real estate in local markets. Changes in one or more of these factors could either favorably or unfavorably impact the volume of transactions and prices or lease terms for real estate. Consequently, the Company's revenue from transaction services and property management fees, operating results, cash flow and financial condition are impacted by these factors, among others.

SECURITIES EXCHANGE LISTING

     The Company's common stock is currently listed on the New York Stock Exchange ("NYSE") pursuant to a listing agreement. As previously disclosed by the Company, the NYSE had accepted the Company's proposed business plan to attain compliance with the NYSE's listing standard on or before July 4, 2003.
This plan had been submitted in response to a notification received by the Company on January 4, 2002 regarding non-compliance with such listing standards. As a result of the business plan's acceptance, the Company's common stock continued to be traded on the exchange, subject to the Company maintaining compliance with the plan and periodic review by the NYSE. Upon completion of a recent review, the NYSE announced on October 8, 2002 that the Company's common stock will be de-listed from the NYSE, due primarily to the Company's book value and market capitalization value being below minimum levels required by their listing standards. The Company is making arrangements to have its common stock traded on the over-the-counter market ("OTC") and is scheduled to cease trading on the NYSE prior to the opening on Thursday October 17, 2002. Although the Company is seeking an orderly transition and has reason to believe the NYSE will effectuate the same, there can be no assurance that the OTC will accept the Company's shares for listing prior to their de-listing from the NYSE, or at all, and that there will be no interruption of the public listing of the Company's common stock.

ITEM 2. PROPERTIES

      The Company leases all of its office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of June 30, 2002, the Company leased approximately 801,000 square feet of office space in 88 locations under leases, which expire at various dates through December 31, 2011. For those leases that are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. For further information, see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                              GRUBB & ELLIS COMPANY

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET AND PRICE INFORMATION

      The principal market for the Company's common stock is the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices of the Company's common stock on the NYSE for each quarter of the fiscal years ended June 30, 2002 and 2001.

                                                            2002                               2001
                                                  ------------------------           ------------------------
                                                   High               Low             High               Low
                                                  ------            ------           ------            ------
      First Quarter                                $5.40             $3.35            $6.50             $5.50
      Second Quarter                               $4.10             $2.31            $6.38             $4.13
      Third Quarter                                $3.10             $2.35            $6.30             $4.80
      Fourth Quarter                               $4.25             $2.30            $6.07             $4.50

      As of September 20, 2002, there were 1,225 registered holders of the Company's common stock and 15,078,299 shares of common stock outstanding, of which 11,409,447 were held by persons who may be considered "affiliates" of the Company, as defined in Federal securities regulations. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

      No cash dividends were declared on the Company's common stock during the fiscal years ended June 30, 2002 or 2001. The Company has agreed, under the terms of its revolving credit facility, not to pay cash dividends on its common stock for the duration of the facility, without obtaining an appropriate waiver from the lenders.

SALES OF UNREGISTERED SECURITIES

      On January 23, 2002, Warburg, Pincus Investors, L.P. exercised warrants to purchase an aggregate of 1,337,358 shares of Common Stock of the Company at a weighted average price of approximately $3.11 per share, in cash. The shares were exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), in that the transaction did not involve a public offering or sale of the Company's securities ("Section 4(2) Exemption.").

      On January 28, 2002, the Company issued to Joe F. Hanauer, a director of the Company, 1,977 shares of Common Stock of the Company, upon the surrender and cashless exercise of a warrant to purchase 10,714 shares of Common Stock of the Company at an exercise price of $2.375 per share. The issuance of the 1,977 shares was exempt as a Section 4(2) Exemption.

      Effective May 14, 2002, the Company repurchased the shares issued to Warburg, Pincus Investors, L.P. at the same aggregate purchase price paid for them. At the same date, the Company issued and sold to Kojaian Ventures, L.L.C. ("KV") the same number of shares of common stock, at the same purchase price. The shares were exempt from the registration requirements under Section 4(2) of the Act, as a Section 4(2) Exemption.

      Also effective May 14, 2002, the Company issued to KV a promissory note in the face amount of $11,237,500, the outstanding principal, accrued interest and certain costs of which were convertible, generally at the option of the holder, to shares of a new Series A Preferred Stock. On September 19, 2002, KV converted the promissory note to 11,725 shares of Series A Preferred Stock. The shares were exempt from the registration requirements under Section 4(2) of the Act as a Section 4(2) Exemption. The net proceeds of the note were used in part to pay down revolving debt of the Company under its credit agreement and in part for working capital purposes.

      See Notes 6 and 17 of Notes to Consolidated Financial Statements, and such disclosure is incorporated herein by reference.

      None of the sales described above was underwritten.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information on equity compensation plans of the Company as of June 30, 2002.

                                                                                              Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                            Number of securities to be            Weighted average            equity compensation
                             issued upon exercise of             exercise price of              plans (excluding
                               outstanding options,             outstanding options,        securities reflected in
                                warrants and rights              warrants and rights               column (a))
Plan Category                           (a)                              (b)                           (c)
--------------                 ---------------------             -------------------          ---------------------
Equity Compensation
plans approved by
security holders                     1,625,603                          $5.36                      2,417,153(1)

Equity compensation
plans not approved by
security holders                     1,191,258                          $7.59                        755,355

Total                                2,816,861                          $6.30                      3,172,508(1)


(1)Includes 915,782 shares authorized for issuance under the Company's Employee Stock Purchase Plan, a plan intending to qualify under Section 423 of the Internal Revenue Code of 1986, as amended.

EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS

      Grubb & Ellis 1998 Stock  Option  Plan--this  information  can be found in
Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

      Five-Year Comparison of Selected Financial and Other Data for the Company:

                                                                   FOR THE YEARS ENDED JUNE 30,
                                               -----------------------------------------------------------------------
                                                   2002           2001          2000           1999           1998
                                                  ------         ------        ------         ------         ------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Total revenue ..............................   $  313,476     $  411,962     $  413,919    $  314,101     $  282,834
Net income (loss) ..........................      (15,477)         1,369         16,290         8,079         21,506
Benefit (provision) for income taxes .......        1,187         (5,372)        (9,598)       (5,301)          (447)
(Increase) reduction in deferred tax asset
  valuation allowance ......................       (5,214)            --             --         1,325          6,504
Income (loss) before extraordinary item and
  cumulative effect (1) ....................      (15,477)         4,908         16,290         8,079         21,506
Income (loss) before extraordinary item and
  cumulative effect per common share (1)
  - Basic ..................................        (1.09)          0.28           0.82          0.41           1.10
  - Diluted ................................        (1.09)          0.27           0.77          0.37           0.98
Weighted average common shares
  - Basic ..................................   14,147,618     17,051,546     19,779,220    19,785,715     19,607,352
  - Diluted ................................   14,147,618     17,975,351     21,037,311    21,587,898     22,043,920

(1)Income and per share data reported on the above table reflect other non-recurring expenses in the amount of $1.75 million, $6.2 million and $2.65 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Net income for the fiscal year ended June 30, 2001 includes an extraordinary loss of $406,000, net of taxes, on the extinguishment of debt and a charge of $3.1 million reflecting the cumulative effect of a change in an accounting principle. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 5, 13 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

                                                                          AS OF JUNE 30,
                                               -----------------------------------------------------------------------
                                                  2002           2001          2000           1999           1998
                                                  -----          -----         -----          -----          -----
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Total assets ............................         $ 90,377       $  92,426    $  115,942     $  98,451    $  76,847
Working capital .........................            4,251           1,216        11,883          (300)      15,822
Long-term debt ..........................           36,660          29,000            --           553          459
Other long-term liabilities .............           10,396           9,734        10,422        11,189       11,122
Stockholders' equity ....................            5,866          16,316        61,620        44,482       35,414
Book value per common share .............             0.39            1.22          3.11          2.24         1.80
Common shares outstanding ...............       15,028,839      13,358,615    19,810,894    19,885,084   19,721,056

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe," "expect," "should," "strive", "plan," "intend", "estimate" and "anticipate" or similar expressions. When we discuss our strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholders' value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company's ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future.

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

      Factors that could adversely affect the Company's ability to obtain these results and value include, among other things:

      o DECLINE IN THE VOLUME OF REAL ESTATE TRANSACTIONS AND PRICES OF REAL ESTATE. The Company's revenue is largely based on commissions from real estate transactions. As a result, a decline in the volume of real estate available for lease or sale, or in real estate prices, could have a material adverse effect on the Company's revenues.

      o GENERAL ECONOMIC SLOWDOWN OR RECESSION IN THE REAL ESTATE MARKETS. Periods of economic slowdown or recession, rising interest rates or declining demand for real estate, both on a general or regional basis, will adversely affect certain segments of the Company's business. Such economic conditions could result in a general decline in rents and sales prices, a decline in the level of investment in real estate, a decline in the value of real estate investments and an increase in defaults by tenants under their respective leases, all of which in turn would adversely affect revenues from transaction services fees and brokerage commissions which are derived from property sales and aggregate rental payments, property management fees and consulting and other service fees.

      o THE COMPANY'S DEBT LEVEL AND ABILITY TO MAKE PRINCIPAL AND INTEREST PAYMENTS. The Company currently has $31.75 million of outstanding debt incurred in connection with the self-tender offer. Any material downturn in the Company's revenue or increase in its costs and expenses could render the Company unable to meet its debt obligations. The Company is subject to credit facility covenants which are based on the achievement of certain cash flow levels. Should these cash flow levels not be achieved, it is possible that the Company would be found to be in default of its credit facility.

      o IMPLEMENTATION OF STRATEGIC INITIATIVES, EXPENSES OR CAPITAL EXPEND-ITURES RELATED TO INITIATIVES. As discussed in Part I, Item 1 of this Annual Report under "Strategic Initiatives," the Company has undertaken, and plans to continue to undertake, a number of strategic initiatives, some of which involve expansion into a new specialty areas, integration of the Company's business units, investments in technology systems, service improvements, people and acquisitions. There can be no assurance that the Company will be able to successfully develop and expand its expertise in specialty areas, whether by acquisition or organic growth, or that the Company will be able to effectively integrate its core business units. Even if the Company successfully develops and deploys its integrated services platform, there can be no assurance that it will result in the Company's revenues and value being less cyclical or in the Company's profit margins being more consistent and higher. The investments related to some or all of these new initiatives may result in significant expenditures by the Company. The Company's results of operations could be adversely affected if these strategic initiatives are unsuccessful.

      o RISKS ASSOCIATED WITH ACQUISITIONS. As discussed in Part I, Item I of this Annual Report under "Strategic Initiatives," the Company has completed an acquisition and established a strategic alliance. Also, in connection with the Company's strategic initiatives, it may undertake one or more additional strategic acquisitions. There can be no assurance that significant difficulties in integrating operations acquired from other companies and in coordinating and integrating systems in a strategic alliance will not be encountered, including difficulties arising from the diversion of management's attention from other business concerns, the difficulty associated with assimilating groups of broad and geographically dispersed personnel and operations and the difficulty in maintaining uniform standards and policies. There can be no assurance that the integration will ultimately be successful, that the Company's management will be able to effectively manage any acquired business or that any acquisition or strategic alliance will benefit the Company overall.

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

      o CONTROL BY EXISTING STOCKHOLDERS. A single investor has in excess of 50% of the voting power of the Company. As a result, this investor can influence the Company's affairs and policies and the approval or disapproval of most matters submitted to a vote of the Company's stockholders, including the election of directors.

      o OTHER FACTORS. Other factors are described elsewhere in this Annual Report.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

      Real estate sales commissions are recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist. Consulting revenue is recognized generally upon the delivery of agreed upon services to the client.

IMPAIRMENT OF GOODWILL

      In assessing the recoverability of the Company's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On July 1, 2002, the

Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The Company has completed the transitional impairment tests of goodwill as of July 1, 2002 and has determined that no goodwill impairment will impact the earnings and financial position of the Company as of that date. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

DEFERRED TAXES

      The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that the Company considers is more likely than not to be realized in future tax filings. In assessing this allowance, the Company considers future taxable earnings along with ongoing and potential tax planning strategies. Additional timing differences, future earnings trends and/or tax strategies may occur which could warrant a corresponding adjustment to the valuation allowance.

INSURANCE AND CLAIM RESERVES

      The Company has maintained partially self-insured and deductible programs for errors and omissions, general liability, workers' compensation and certain employee health care costs. Reserves are based upon an estimate provided by an independent actuarial firm of the aggregate of the liability for reported claims and an estimate of incurred but not reported claims.

      The Company is also subject to various proceedings, lawsuits and other claims related to environmental, labor and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters. A determination of the amount of reserves, if any, for these contingencies is made after careful analysis of each individual issue. New developments in each matter, or changes in approach such as a change in settlement strategy in dealing with these matters, may warrant an increase or decrease in the amount of these reserves.

                              RESULTS OF OPERATIONS

OVERVIEW

      The Company reported a net loss of $15.5 million for the year ended June 30, 2002, primarily due to the decline in net transaction services revenues, partially offset by the decreases in operating expenses and non-recurring items and the cumulative effect from the change in accounting principle recognized during the prior fiscal year.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

REVENUE

      The Company's revenue is derived principally from transaction services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management services fees comprise the remainder of the Company's revenues, and include fees related to both property and facilities management outsourcing and business services.

      Total revenue for fiscal year 2002 was $313.5 million, a decrease of 23.9% from revenue of $412.0 million for fiscal year 2001. Significantly affecting this decline was a $96.4 million decrease in transaction services fees in the current fiscal year from the prior fiscal year. This resulted from decreased activity in the technology markets as well as the current softening in the general economy and its impact on the real estate industry through negative absorption and higher vacancy rates, particularly in the office sector. The terrorist attacks of September 11, 2001 created additional marketplace instability and further deterioration of overall economic conditions across the United States. Management services fees remained relatively flat decreasing to $51.4 million during the 2002 fiscal year as compared to $53.5 million in the prior fiscal year.

COSTS AND EXPENSES

      Services commissions expense is the Company's largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive services commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense decreased to 58.0% for fiscal year 2002 as compared to 60.4% for fiscal year 2001. This decrease was due to unusually high average commission expense incurred during the prior year in technology markets such as Silicon Valley, San Francisco, Denver, Washington D.C. and New York, resulting from higher production per professional.

      Salaries, wages and benefits were relatively flat, decreasing by $1.4 million or 1.4% during fiscal year 2002 as compared to 2001. Selling, general and administrative expenses decreased by $2.7 million, or 4.0%, for the same period. The decrease in these operating costs of $4.1 million resulted from the Company tightening its discretionary expenditures in response to the slowing general economy.

      Depreciation and amortization expense for fiscal year 2002 decreased to $10.7 million from $11.6 million in fiscal year 2001. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $2.1 million was recognized in fiscal year 2002, compared to $2.9 million in the prior year due to a reduction in the number of new service contracts executed in the current year.

      During fiscal year 2002, the Company concluded long standing litigation proceedings on the JOHN W. MATTHEWS, ET AL. V KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. ("Matthews") case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company's insurance carriers ("Reliance" liquidation). (See Note 10 of Notes to Consolidated Statements in Item 8 of this Report for additional information.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of income from claim related reserves. The Company also incurred other non-recurring expenses in fiscal year 2002 totaling $3.9 million, consisting of $1.0 million of severance costs related to a reduction of salaried overhead, $2.1 million related to office closure costs, $300,000 related to costs incurred for the retirement of the Warburg Pincus $5,000,000 Subordinated Note and for the evaluation of an unsolicited purchase offer from a third party, and $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. As a result of these events, the Company has recognized a net non-recurring expense of $1,749,000 for fiscal year 2002.

      During fiscal year 2001, the Company recognized other non-recurring expenses totaling $6.2 million, relating primarily to the impairment of goodwill related to the April 1998 acquisition of White Commercial Real Estate, as well as compensation expense related to stock options exercised in connection with the Company's self-tender offer, an initial write down in the carrying basis of an investment in an internet venture, and executive severance costs related to prior senior management changes. (See Notes 12 and 13 of Notes to Consolidated Statements in Item 8 of this Report for additional information.)

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of fiscal 2003, which for the Company would be the quarter ending September 30, 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net operating income of approximately $1.6 million per year. The Company has completed the transitional impairment tests of goodwill as of July 1, 2002 and has determined that no goodwill impairment will impact the earnings and financial position of the Company as of that date.

      Interest income decreased during fiscal year 2002 as compared to fiscal year 2001 as a result of lower available invested cash and lower interest rates.

      Interest expense incurred during fiscal year 2002 was due to the Company's term loan borrowings under the credit facility related to the Company's self-tender offer, and the note payable-affiliate funded in March 2002. Interest expense incurred during the first half of fiscal year 2001 was due primarily to seller financing related to business acquisitions made in calendar year 1998. Interest expense incurred in the second half of fiscal year 2001 was due to the term loan borrowings under the credit facility.

      Effective December 31, 2000, the Company restructured its credit agreement with Bank of America, N.A. as agent and lender and certain other lenders ("Credit Agreement"). Unamortized costs related to the prior agreement totaling $406,000, net of applicable taxes, were written off and have been recorded as an extraordinary loss from extinguishment of debt during fiscal year 2001.

      As disclosed in "Accounting Change" below, the SEC issued SAB 101 relating to the recognition of revenue for publicly owned companies. The application of SAB 101 resulted in the recognition of a cumulative effect charge of $3.1 million (net of applicable taxes of $2.1 million) on July 1, 2000.

INCOME TAXES

      As of June 30, 2002, the Company had gross deferred tax assets of $14.6 million, with $5.4 million of the deferred tax assets relating to net operating loss carry forwards which will be available to offset future taxable income through 2012. Management believes that the Company will generate sufficient future taxable income to realize a portion of these net deferred tax assets. The Company has recorded a valuation allowance for $9.7 million against the deferred tax assets as of June 30, 2002 and will continue to do so until such time as management believes that the Company will realize such tax benefits. Although uncertainties exist as to these events, the Company will continue to review its operations periodically to assess whether and when all deferred tax assets may be realized. The net income tax benefit recorded in 2002 reflects a charge for an increase in the valuation allowance of $5.2 million compared to a charge of $200,000 in 2001. See Note 7 of Notes to Consolidated Financial Statements in
Item 8 of this Report for additional information.

NET INCOME

      The net loss for fiscal year 2002 was $15.5 million, or $(1.09) per common share on a diluted basis, as compared to net income of $1.4 million, or $.08 per common share for fiscal year 2001.

STOCKHOLDERS' EQUITY

      During fiscal year 2002, stockholders' equity decreased $10.4 million to $5.9 million from $16.3 million at June 30, 2001. The net loss of $15.5 million for fiscal year 2002 was partially offset by the receipt of $5.2 million of proceeds from the exercise of warrants along with the sale of common stock under the Company's stock option plans and employee stock purchase plan. See Liquidity and Capital Resources below and Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information. The book value per common share issued and outstanding decreased to $0.39 at June 30, 2002 from $1.22 at June 30, 2001.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

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

      The cumulative effect of the accounting change on prior years resulted in a reduction to income for fiscal year 2001 of $3.1 million (net of applicable taxes of $2.1 million), or $.17 per diluted share. The effect of retroactive application of the accounting change to July 1, 2000 increased transaction services fees by $2.6 million, EBITDA by $1.1 million and income before the cumulative effect of the accounting change by $632,000, or $.04 per diluted share, for fiscal year 2001.

      On a pro forma basis, giving effect to the change retroactive to July 1, 1999, the Company would have reported transaction services fees of $354.0 million, EBITDA of $37.7 million, and net income of $15.5 million for fiscal year 2000. Actual results reported for fiscal year 2000 included transaction services fees of $355.7 million, EBITDA of $38.9 million and net income of $16.3 million.

REVENUE

      Total revenue for fiscal year 2001 was $412.0 million, a decrease of 0.5% from $413.9 million for fiscal year 2000. Transaction services fees remained relatively flat, as increased activity in the first half of the fiscal year from certain technology markets, multi-market relationships and larger assignments was offset in the second half of the fiscal year by the weakening general economy and its impact on the real estate industry through negative absorption and higher vacancy rates. The impact of SAB 101 on these revenues for fiscal 2001 as compared to fiscal 2000 was insignificant. Management services fees of $53.5 million in fiscal 2001 decreased by approximately $4.7 million, or 8.1% compared to the prior year. New business revenue gains were offset by the
Company resigning a marginally profitable account which had generated approximately $3.0 million in annual revenue, as well as fees recognized in fiscal year 2000 resulting from an unusually large one-time business services printing assignment.

COSTS AND EXPENSES

      As a percentage of transaction services gross transaction revenue, related commission expense increased to 60.4% from 58.5% for fiscal year 2001 as compared to fiscal year 2000. Unusually high average commission expense had been incurred during the first six months of fiscal year 2001 in once flourishing technology markets such as Silicon Valley, San Francisco, Denver, Washington D.C. and New York. This resulted from strong incremental revenue growth in these markets and the commensurately high production per professional, rather than changes to the existing compensation structure of the Company's transaction professionals. Commensurate with the subsequent downturn in transaction services commission revenues described above, the commission expenses incurred during the last six months of fiscal year 2001 also declined.

      Salaries, wages and benefits expenses, along with selling, general and administrative expenses, were relatively flat in fiscal year 2001 as compared to fiscal year 2000, increasing by approximately $710,000, or 0.4%.

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

      During fiscal year 2001, the Company recognized other non-recurring expenses totaling $6.2 million, relating primarily to the impairment of goodwill related to the April 1998 acquisition of White Commercial Real Estate, as well as compensation expense related to stock options exercised in connection with the Company's self-tender offer, a writedown in the carrying basis of an investment in an internet venture, and executive severance costs related to senior management changes. Other non-recurring expenses totaling $2.7 million for fiscal year 2000 were recognized in connection with the resignation of the Company's former chairman and chief executive officer.

      Interest income increased during fiscal year 2001 as compared to fiscal year 2000 as a result of higher available invested cash from improved operations in the first half of the fiscal year being invested prior to funding the Company's self-tender offer and related costs during the latter half of the fiscal year.

      Interest expense incurred in fiscal year 2000 and through the first six months of fiscal year 2001 was due primarily to seller financing related to business acquisitions made in calendar year 1998, as well as credit facility borrowings in the last half of fiscal year 1999. Interest expense incurred in the second half of fiscal year 2001 was due to the term loan borrowings related to the Company's self-tender offer.

INCOME TAXES

      As of June 30, 2001, the Company had gross deferred tax assets of $11.4 million, with $2.5 million of the deferred tax assets relating to net operating loss carry forwards. The Company recorded a valuation allowance for $4.5 million against the deferred tax assets as of June 30, 2001.

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

STOCKHOLDERS' EQUITY

      During fiscal year 2001, stockholders' equity decreased $45.3 million to $16.3 million from $61.6 million at June 30, 2000. In addition to net income of $1.4 million for fiscal year 2001, the Company received $2.2 million from the sale of common stock under its stock option plans and employee stock purchase plan and paid $48.8 million to shareholders in connection with a self-tender offer completed in January 2001. The book value per common share issued and outstanding decreased to $1.22 at June 30, 2001 from $3.11 at June 30, 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

      During fiscal year 2002, cash and cash equivalents increased by $6.8 million primarily as a result of cash generated by operating activities of $4.3 million and financing activities of $10.0 million offset by cash used in investing activities of $7.4 million. Cash used in investing activities related to $5.1 million of purchases of equipment, software and leasehold improvements and $2.3 million related to a business acquisition. Net financing activities primarily related to the funding of an $11.2 million loan by Kojaian Ventures, L.L.C. ("KV"), and related issuance of a promissory note to KV ("KV Subordinated Note") and proceeds of $5.2 million from the issuance of common stock offset by the net repayment of the credit facility term loan debt totaling $5.3 million.

      The Company has historically experienced the highest use of operating cash in the quarter ending March 31, primarily related to the payment of certain employee benefits and incentives and deferred commission payable balances that attain peak levels during the quarter ending December 31. Deferred commissions balances of approximately $14.5 million, related to revenues earned in calendar year 2001, were paid in the quarter ended March 31, 2002.

      See Note 16 of Notes to  Consolidated  Financial  Statements  in Item 8 of
this  Report  for  information  concerning  earnings  before  interest,   taxes,
depreciation and amortization.

      In January 2002, the Company issued an additional 1,337,358 shares of its common stock upon the exercise of certain warrants held by its largest stockholder, Warburg, Pincus Investors, L.P., which were scheduled to expire on January 29, 2002. The aggregate purchase price of the common stock was approximately $4.2 million, reflecting an average weighted price of $3.11 per share.

      In each of August 2001 and November 2001, the Company entered into amendments to its credit agreement that amended financial covenants related to minimum cash flow levels and fixed cost ratios. The amendments also increased the interest margin by 0.50% over the original terms. As a result of continuing deterioration in both the general economy as well as the real estate services industry, the Company's operations for the quarter ended December 31, 2001 resulted in non-compliance with certain financial covenants contained in the amended agreement. The Company received a waiver with respect to these covenant defaults that expired on February 28, 2002.

      Effective March 8, 2002, the Company completed the restructuring of its credit facility that was effected in accordance with the terms and conditions of a third amendment to the credit agreement ("Third Amendment"). Upon giving effect to the Third Amendment, the Company was and is in compliance with its covenants under the credit facility. Under the terms of the Third Amendment, $5,000,000 of principal amortization of the term loan that was previously due in calendar year 2002 was deferred, certain financial covenants relating to the Company's cash flows and operations were revised, and the commitment under the revolving loan portion was reduced from $15,000,000 to $6,000,000 (and was further reduced to $5,000,000 in June 2002).

      Simultaneously with the Third Amendment, the Company, Bank of America (as administrative agent), and Warburg, Pincus Investors, L.P. ("Warburg Pincus") also entered into an option purchase agreement (the "Option Agreement") whereby Warburg Pincus funded a $5,000,000 promissory note (the "$5,000,000 Subordinated Note") and granted the Company the right (which right was assignable to the banks) to cause Warburg Pincus to deliver to the Company an additional $6,000,000 in June 2002 upon substantially the same terms and conditions as the $5,000,000 Subordinated Note (the "$6,000,000 Subordinated Note"). All sums evidenced by the $5,000,000 Subordinated Note and the $6,000,000 Subordinated Note (collectively, the "Subordinated Notes") were subordinate to all other indebtedness under the credit facility. The Subordinated Notes were demand obligations bearing interest at the rate of 15% per annum, compounded quarterly, although no payments of interest or principal were permitted until the credit facility was terminated. In addition, all principal and interest and reasonable costs evidenced by the Subordinated Notes were subject to conversion generally at the option of the holder, into 11,000 shares of the Company's newly created Series A Preferred Stock having a stated value of $1,000 per share.

      Pursuant to the Option Agreement, the Company also received the right to replace the Warburg Pincus financing arrangements ("Refinancing Right") by a certain date, contemplated by the Option Agreement. Specifically, upon the receipt of at least approximately $15,000,000 from the sale of equity or subordinated debt securities, and the tendering to Warburg Pincus, or its assigns, on or before the extended date of May 14, 2002, of (i) the entire principal amount of the $11,000,000 Subordinated Notes, plus accrued interest thereon and reasonable costs with respect thereto, and (ii) the sum of $4,158,431, to re-purchase 1,337,358 shares of common stock acquired by Warburg Pincus in January 2002, all of the debt and equity securities issued and issuable thereunder, will automatically be terminated.

      On May 13, 2002, the Company effected a closing of a financing with Kojaian Ventures, L.L.C. ("KV") which is wholly-owned by C. Michael Kojaian, who is a member of the Board of Directors of the Company and, along with his father, owned, subsequent to the closing of the KV financing, approximately 20% of the Company's issued and outstanding Common Stock. In addition, certain affiliated real estate entities of KV, in the aggregate, are substantial clients of the Company. The Company accepted the financing offered by KV based, in part, upon the fact that the KV financing, which replaced the financing provided by Warburg Pincus in March 2002, was on more favorable terms and conditions to the Company than the Warburg Pincus financing.

      Accordingly, on the closing of the KV Transaction on May 13, 2002, KV paid to the Company an aggregate of $15,386,580 which provided the Company with the necessary funds, which the Company used, to (i) repay the $5,000,000 Subordinated Note and accrued interest thereon of $137,500, (ii) pay $100,000 of Warburg Pincus' reasonable, documented out-of-pocket expenses associated with the $5,000,000 Subordinated Note, (iii) repurchase, at cost, 1,337,358 shares of Common Stock held by Warburg Pincus for a price per share of $3.11, or an aggregate purchase price of $4,158,431, and (iv) pay down $6,000,000 of revolving debt under the Company's Credit Facility. In exchange therefore, KV received (i) a convertible subordinated note in the principal amount of $11,237,500 (the "KV Debt"), and (ii) 1,337,358 shares of Common Stock at a price of $3.11 per share. As a consequence, upon the closing of the KV Transaction, the Option Agreement was terminated, and KV replaced Warburg Pincus as a junior lender under the Credit Facility. The form of KV's financing is substantially identical to the form of the $11,000,000 Subordinated Debt that Warburg Pincus was to provide pursuant to the Option Agreement, provided, however, that the KV Debt is more favorable to the Company in two (2) material respects.

      First, the interest rate on the KV Debt is 12% per annum as opposed to 15% per annum. Similarly, the Series A Preferred Stock into which the KV Debt is convertible has a coupon of 12% per annum, compounded quarterly, rather than 15% per annum, compounded quarterly. Second, the Series A Preferred Stock that KV is entitled to receive, like the Series A Preferred Stock that was issuable to Warburg Pincus, has approximately a 40% preference on liquidation, dissolution and certain change in control transactions rather than the 50% preference on the Warburg Pincus financing. KV's liquidation preference is the greater of (i) 1.5 times the Conversion Amount, plus the accrued dividend thereon at the rate of 12% per annum (provided such liquidation, dissolution, or change of control transaction takes place within twelve (12) months after May 13, 2002, and thereafter it will increase to 2 times the Conversion Amount plus the accrued dividend thereon at the rate of 12% per annum), or (ii) the equivalent of 40% percent of the consideration to be paid to all the equity holders of the Company, not on a fully diluted basis as was the case in the Warburg Pincus financing, but rather, on an "Adjusted Outstanding Basis" (as defined in the underlying documents).

      On September 19, 2002, Kojaian Ventures, L.L.C. ("KV"), a related party, exercised its right to convert the subordinated debt instruments it held into preferred stock of the Company. (See Notes 6 and 19 for additional information.) As a result of this conversion, 11,725 shares of the Company's Series A Preferred Stock were issued, with a face value of $1,000 per share. The outstanding related party principal and interest obligations totaling $10,967,000 (net of issuance costs of $758,000), will be reclassified to stockholders' equity.

      The preferred stock contains liquidation preference and voting rights equal to 1,007 common shares for each share of preferred stock, or a total of 11,807,075 common share equivalents. As a consequence of the conversion, there has been a change in the control of the Company, as these equivalents, along with 3,762,884 shares of outstanding common stock owned by KV or its affiliates, represent approximately 60% of the total voting power of the Company. The preferred stock is not convertible into any other securities of the Company or subject to redemption. Warburg Pincus, which currently owns approximately 39% of the issued and outstanding common stock of the Company, has approximately 22% of the voting power.

      Interest on outstanding borrowings under the credit facility is based upon BofA's prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on the Credit Agreement obligations during fiscal year 2002 was 5.68%. The term loan facility amortizes on a monthly basis through December 2002, and then on a quarterly basis, until December 31, 2005 when both facilities mature.

      Certain other mandatory prepayment provisions related to the operating cash flows of the Company and receipts of certain debt, equity and/or sales proceeds also exist within the agreement. Scheduled principal payments are as follows (in thousands):

                     YEAR ENDING
                       JUNE 30                       AMOUNT
                   ---------------              ----------------
                        2003                        $  5,750
                        2004                           9,875
                        2005                          11,125
                        2006                           5,000
                                                    --------
                                                    $ 31,750
                                                    ========

      Direct expenses related to the Credit Agreement and amendments totaling approximately $1,070,000 have been recorded as deferred financing fees and are amortized over the term of the agreement. Unamortized fees related to the prior credit facility agreement, totaling approximately $406,000 (net of applicable taxes of approximately $270,000) were written off concurrently with the effective date of the Credit Agreement and have been recorded as an extraordinary loss in accordance with accounting principles generally accepted in the United States during the fiscal year ended June 30, 2001.

      The variable interest rate structure of the Credit Agreement exposes the Company to risks associated with changes in the interest rate markets. Consequently, the Credit Agreement required the Company to enter interest rate protection agreements, within 90 days of the date of the agreement, initially fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. The Company subsequently established risk management policies and procedures to manage the cost of borrowing obligations, which include the use of interest rate swap derivatives to fix the interest rate on debt with floating rate indices. Further, the Company prohibits the use of derivative instruments for trading or speculative purposes. In March 2001, the Company entered into two interest rate swap agreements for a three year term, with banks that are parties to the Credit Agreement. As of June 30, 2002, the swap agreements had a total notional amount of $14.5 million, with a fixed annual interest rate to be paid by the Company of 5.18%, and a variable rate to be received by the Company equal to three month LIBOR based borrowing rates. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

      On June 30, 2002, the derivative instruments were reported at their fair value of approximately $283,000, net of applicable taxes, in other liabilities in the condensed Consolidated Balance Sheet. The offsetting amount is reported as a deferred loss in Accumulated Other Comprehensive Loss. The Company's interest rate swaps are treated as cash flow hedges, which address the risk associated with future variable cash flows of debt transactions. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

      Repayment of the Credit Agreement is collateralized by substantially all of the Company's assets and the Credit Agreement contains certain restrictive covenants, including, among other things: achievement of minimum EBITDA levels as defined in the agreement, restrictions on indebtedness, the payment of dividends, the redemption or repurchase of capital stock, acquisitions, investments and loans; and the maintenance of certain financial ratios.

      In January 2002, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, pursuant to which it intended to distribute rights to purchase shares of its common stock to stockholders of record as of the close of business on February 25, 2002. On March 8, 2002, the Company withdrew this Registration Statement due to commencement of other financing arrangements for the Company.

      In August 1999, the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2002, the Company had repurchased 359,900 shares at a total cost of approximately $2.0 million. No shares were repurchased under this program during fiscal years 2002 and 2001.

      The Company has a $5.0 million revolver facility under its Credit Agreement for intended short term borrowing needs. Letters of credit totaling $1.35 million have been issued by the Company, thus reducing the available borrowings under the revolver facility.

      Pursuant to the terms of its Credit Agreement, as amended, the Company is required to achieve minimum EBITDA levels from operations totaling $12.1 million for the next fiscal year ended June 30, 2003. In addition, principal repayments totaling $5.8 million are scheduled to become due during the 2003 fiscal year.

     The Company's common stock is currently listed on the New York Stock Exchange ("NYSE") pursuant to a listing agreement. As previously disclosed by the Company, the NYSE had accepted the Company's proposed business plan to attain compliance with the NYSE's listing standard on or before July 4, 2003.
This plan had been submitted in response to a notification received by the Company on January 4, 2002 regarding non-compliance with such listing standards. As a result of the business plan's acceptance, the Company's common stock continued to be traded on the exchange, subject to the Company maintaining compliance with the plan and periodic review by the NYSE. Upon completion of a recent review, the NYSE announced on October 8, 2002 that the Company's common stock will be de-listed from the NYSE, due primarily to the Company's book value and market capitalization value being below minimum levels required by their listing standards. The Company is making arrangements to have its common stock traded on the over-the-counter market ("OTC") and is scheduled to cease trading on the NYSE prior to the opening on Thursday October 17, 2002. Although the Company is seeking an orderly transition and has reason to believe the NYSE will effectuate the same, there can be no assurance that the OTC will accept the Company's shares for listing prior to their de-listing from the NYSE, or at all, and that there will be no interruption of the public listing of the Company's common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See Note 5 of Notes to the Consolidated Financial Statements in Item 8 of this Report. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of June 30, 2002, the Company had $14.5 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three-month LIBOR based rate from the counter-parties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:

                    NOTIONAL AMOUNT                    DATE
                    ---------------              ----------------
                      $10,500,000                  June 30, 2003
                        8,000,000                 March 31, 2004

      When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of June 30, 2002, there was a net decline in interest rates since the Company had entered into the agreements, and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $283,000, net of taxes.

      To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2002 (in thousands):

       Notional Amount ......................................    $ 14,500
       Fair Value to the Company ............................        (283)
       Change in Fair Value to the Company Reflecting
         Change in Interest Rates
           -100 BPS .........................................         (99)
           +100 BPS .........................................          97

      The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Grubb & Ellis Company

      We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 14 to the consolidated financial statements, in fiscal 2001 the Company changed its method of accounting for revenue recognition for leasing commissions and consulting fees.




ERNST & YOUNG LLP

Chicago, Illinois
September 19, 2002, except
for the third paragraph of Note 17,
as to which the date is October 8, 2002

                              GRUBB & ELLIS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                              2002           2001
                                                                                             ------         ------
Current assets:
   Cash and cash equivalents .........................................................     $ 14,085        $  7,248
   Services fees receivable, net .....................................................       13,212          17,897
   Other receivables .................................................................        3,396           3,610
   Professional service contracts, net ...............................................        1,974           3,263
   Prepaid income taxes ..............................................................        6,890           4,598
   Prepaid and other current assets ..................................................          586             680
   Deferred tax assets, net ..........................................................        1,563           1,296
                                                                                           --------        --------
     Total current assets ............................................................       41,706          38,592

Noncurrent assets:
   Equipment, software and leasehold improvements, net ...............................       17,843          19,669
   Goodwill, net .....................................................................       26,958          26,328
   Deferred tax assets, net ..........................................................          947           3,535
   Other assets ......................................................................        2,923           4,302
                                                                                           --------        --------
     Total assets ....................................................................     $ 90,377        $ 92,426
                                                                                           ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................................     $  5,569        $  3,330
   Commissions payable ...............................................................        5,347           7,952
   Credit facility debt ..............................................................        5,750           8,000
   Accrued compensation and employee benefits ........................................       16,243          13,416
   Other accrued expenses ............................................................        4,546           4,678
                                                                                           --------        --------
     Total current liabilities .......................................................       37,455          37,376
Long-term liabilities:
   Credit facility debt ..............................................................       26,000          29,000
   Note payable--affiliate, net ......................................................       10,660              --
   Accrued claims and settlements ....................................................        7,823           8,695
   Other liabilities .................................................................        2,573           1,039
                                                                                           --------        --------
     Total liabilities ...............................................................       84,511          76,110
                                                                                           --------        --------
Stockholders' equity:
   Common stock, $.01 par value: 50,000,000 shares authorized; 15,028,839 and
     13,358,615 shares issued and outstanding at June 30, 2002 and 2001, respectively           150             134
   Additional paid-in-capital ........................................................       72,084          66,858
   Accumulated other comprehensive loss ..............................................         (283)            (68)
   Retained deficit ..................................................................      (66,085)        (50,608)
                                                                                           --------        --------
     Total stockholders' equity ......................................................        5,866          16,316
                                                                                           --------        --------
     Total liabilities and stockholders' equity ......................................     $ 90,377        $ 92,426
                                                                                           ========        ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GRUBB & ELLIS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 2002         2001          2000
                                                                               --------     --------      --------
Revenue:
   Transaction  services fees .............................................     $262,077     $358,462      $355,704
   Management services fees ...............................................       51,399       53,500        58,215
                                                                              ----------   ----------    ----------
     Total revenue ........................................................      313,476      411,962       413,919
                                                                              ----------   ----------    ----------
Costs and expenses:
   Services commissions ...................................................      151,900      216,646       208,260
   Salaries, wages and benefits ...........................................       97,497       98,847        98,383
   Selling, general and administrative ....................................       65,828       68,550        68,304
   Depreciation and amortization ..........................................       10,706       11,635        10,521
   Impairment and other non-recurring expenses ............................        1,749        6,222         2,650
                                                                              ----------   ----------    ----------
     Total costs and expenses .............................................      327,680      401,900       388,118
                                                                              ----------   ----------    ----------

     Total operating income (loss) ........................................      (14,204)      10,062        25,801
Other income and expenses:
   Interest income ........................................................          401        1,640           500
   Interest expense .......................................................       (2,861)      (1,422)         (413)
                                                                              ----------   ----------    ----------
     Income (loss) before income taxes,
      extraordinary item and cumulative effect ............................      (16,664)      10,280        25,888
Benefit (provision) for income taxes ......................................        1,187       (5,372)       (9,598)
                                                                              ----------   ----------    ----------
Income (loss) before extraordinary item and cumulative effect .............      (15,477)       4,908        16,290
Extraordinary loss on extinguishment of debt, net of tax ..................           --         (406)           --
                                                                              ----------   ----------    ----------
Income (loss) before cumulative effect of accounting change ...............      (15,477)       4,502        16,290
Cumulative effect of accounting change, net of tax ........................           --       (3,133)           --
                                                                              ----------   ----------    ----------
   Net income (loss) ......................................................     $(15,477)    $  1,369      $ 16,290
                                                                              ==========   ==========    ==========
Net income (loss) per common share:
   Basic-
   - before extraordinary item and cumulative effect ......................     $  (1.09)    $   0.28      $   0.82
   - from extraordinary loss ..............................................           --        (0.02)           --
   - from cumulative effect of accounting change ..........................           --        (0.18)           --
                                                                              ----------   ----------    ----------
 ..........................................................................     $  (1.09)    $   0.08      $   0.82
                                                                              ==========   ==========    ==========
   Diluted-
   - before extraordinary item and cumulative effect ......................     $  (1.09)    $   0.27      $   0.77
   - from extraordinary loss ..............................................           --        (0.02)           --
   - from cumulative effect of accounting change ..........................           --        (0.17)           --
                                                                              ----------   ----------    ----------
 ..........................................................................     $  (1.09)    $   0.08      $   0.77
                                                                              ==========   ==========    ==========
Weighted average common shares outstanding:
   Basic- .................................................................   14,147,618   17,051,546    19,779,220
                                                                              ==========   ==========    ==========
   Diluted- ...............................................................   14,147,618   17,975,351    21,037,311
                                                                              ==========   ==========    ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GRUBB & ELLIS COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                          Common Stock
                                      ------------------                    Accumulated
                                                             Additional        Other       Retained       Total            Total
                                      Outstanding             Paid-In-     Comprehensive   Earnings    Comprehensive   Stockholders'
                                        Shares      Amount     Capital         Loss        (Deficit)   Income (Loss)      Equity
                                      -----------   ------   ----------    -------------   ---------   -------------   ------------
Balance as of July 1, 1999 ........   19,885,084     $199     $112,550         $  --       $(68,267)                     $ 44,482
Stock warrants issued .............           --       --        1,620                           --                         1,620
Stock repurchases .................     (359,900)      (4)      (1,979)                          --                        (1,983)
Employee common stock
   purchases and net exercise of
   stock options ..................      285,710        3        1,208                           --                         1,211
Net income ........................           --       --           --                       16,290                        16,290
                                      ----------     ----     --------        ------       --------                      --------
Balance as of June 30, 2000 .......   19,810,894      198      113,399            --        (51,977)                       61,620
Self-tender offer repurchases .....   (7,000,073)     (70)     (48,740)           --             --                       (48,810)
Employee common stock
   purchases and net exercise of
   stock options ..................      547,794        6        2,199            --             --                         2,205
Net income ........................           --       --           --            --          1,369     $   1,369           1,369
Change in value of cash
  flow hedge, net of tax ..........           --       --           --           (68)            --           (68)            (68)
                                                                                                        ---------
Total comprehensive income ........                                                                     $   1,301
                                      ----------     ----     --------        ------       --------     =========        --------
Balance as of June 30, 2001 .......   13,358,615      134       66,858           (68)       (50,608)                       16,316
Employee common stock
   purchases and net exercise of
   stock options ..................      330,889        3        1,076                                                      1,079
Proceeds from stock warrant
   exercises, net .................    1,339,335       13        4,150                                                      4,163
Net loss ..........................           --       --           --                      (15,477)    $ (15,477)        (15,477)
Change in value of cash
   flow hedge, net of tax .........           --       --           --          (215)            --          (215)           (215)
                                                                                                        ---------
Total comprehensive loss ..........                                                                     $ (15,692)
                                      ----------     ----     --------        ------       --------     =========        --------
Balance as of June 30, 2002 .......   15,028,839     $150     $ 72,084         $(283)      $(66,085)                     $  5,866
                                      ==========     ====     ========        ======       ========                      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GRUBB & ELLIS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  2002         2001          2000
                                                                                --------     --------      --------
Cash Flows from Operating Activities:
Net income (loss) ..........................................................    $(15,477)   $   1,369      $ 16,290
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Deferred tax provision (benefit) ........................................       2,321         (566)        2,125
   Depreciation and amortization ...........................................      10,706       11,635        10,521
   Extraordinary loss, net of tax ..........................................          --          406            --
   Cumulative effect of accounting change, net of tax ......................          --        3,133            --
   Impairment  and other non-cash non-recurring expenses ...................         374        3,000            --
   Recovery for services fees receivable valuation allowances ..............        (229)        (195)         (336)
   Stock option compensation expense .......................................          --        1,219            --
Funding of multi-year service contracts ....................................        (793)      (3,637)       (2,773)
(Increase) decrease in services fees receivable ............................       4,724       (3,962)       (2,384)
(Increase) decrease in prepaid income taxes ................................      (2,292)      (4,598)        1,084
(Increase) decrease in prepaid and other assets ............................       1,662        3,975           184
Increase (decrease) in accounts and commissions payable ....................        (255)          92         1,111
Increase (decrease) in accrued compensation and employee benefits ..........       2,828         (900)        4,805
Increase (decrease) in accrued claims and settlements ......................       1,328          (46)          (95)
Increase  (decrease) in other liabilities ..................................        (578)      (2,916)        4,402
                                                                                --------    ---------      --------
     Net cash provided by operating activities .............................       4,319        8,009        34,934
                                                                                --------    ---------      --------

Cash Flows from Investing Activities:

Purchases of equipment, software and leasehold improvements ................      (5,147)      (6,153)       (8,008)
Cash paid for business acquisitions, net of cash acquired ..................      (2,295)        (568)       (1,112)
Other investing activities .................................................          --           --        (1,900)
                                                                                --------    ---------      --------

     Cash used in investing activities .....................................      (7,442)      (6,721)      (11,020)
                                                                                --------    ---------      --------

Cash Flows from Financing Activities:

Repayment of credit facility debt ..........................................     (11,250)      (3,000)       (7,500)
Borrowings on credit facility debt .........................................       6,000       40,000            --
Repayment of acquisition indebtedness ......................................          --         (519)       (2,366)
Repayment of borrowings from affiliate .....................................      (5,000)          --            --
Borrowings from affiliate ..................................................      16,237           --            --
Proceeds from issuance of common stock, net ................................       1,079          986         1,211
Proceeds from stock warrant exercises, net .................................       4,163           --            --
Cash paid to fund self-tender offer ........................................          --      (48,810)           --
Repurchase of common stock .................................................          --           --        (1,983)
Issuance and deferred financing fees .......................................      (1,269)        (559)         (914)
                                                                                --------    ---------      --------

     Net cash provided by (used in) financing activities ...................       9,960      (11,902)      (11,552)
                                                                                --------    ---------      --------

Net increase  (decrease) in cash and cash equivalents ......................       6,837      (10,614)       12,362
Cash and cash equivalents at beginning of the year .........................       7,248       17,862         5,500
                                                                                --------    ---------      --------

Cash and cash equivalents at end of the year ...............................    $ 14,085    $   7,248      $ 17,862
                                                                                ========    =========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

(d) REVENUE RECOGNITION

      Real estate sales commissions are recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist. Consulting revenue is recognized generally upon the delivery of agreed upon services to the client.

      Effective July 1, 2000, the Company changed its method of accounting to comply with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarized the SEC staff's views regarding the recognition and reporting of revenues in financial statements. See Note 14 for additional information.

(e) COSTS AND EXPENSES

      Real estate transaction services and other commission expenses are recognized concurrently with the related revenue. All other costs and expenses are recognized when incurred.

      GEMS incurs certain salaries, wages and benefits in connection with the property and corporate facilities management services it provides which are in part reimbursed at cost by the owners of such properties. The following is a summary of the GEMS total gross and reimbursable salaries, wages and benefits (in thousands) for the years ended June 30, 2002, 2001 and 2000. The net expense is included in salaries, wages and benefits on the Consolidated Statements of Operations.

                                                                                2002        2001        2000
                                                                             ---------   ---------   ---------
Gross salaries, wages and benefits ......................................    $ 151,078   $ 140,667   $ 132,556
Less: reimbursements from property owners ...............................     (117,970)   (104,648)    (94,621)
                                                                             ---------   ---------   ---------
Net salaries, wages and benefits ........................................    $  33,108   $  36,019   $  37,935
                                                                             =========   =========   =========

                              GRUBB & ELLIS COMPANY

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

(f) ACCOUNTING FOR STOCK-BASED COMPENSATION

      Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("Statement 123") allows companies to either account for stock-based compensation under the provisions of Statement 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company elected to continue accounting for stock-based compensation to its employees under the provisions of APB 25. Accordingly, because the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized by the Company. If the exercise price of an award is less than the fair market value of the underlying stock at the date of grant, the Company recognizes the difference as compensation expense over the vesting period of the award. The Company, however, is required to provide pro forma disclosure as if the fair value measurement provisions of Statement 123 had been adopted. See Note 8 of Notes to Consolidated Financial Statements for additional information.

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

      Cash payments for interest were approximately $2,892,000, $1,383,000 and $537,000 for each of the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Cash payments for income taxes for the fiscal years ended June 30, 2002, 2001 and 2000 were approximately $360,000, $10,303,000 and $4,372,000, respectively. Cash refunds for income taxes totaling approximately $1,576,000 were received in the fiscal year ended June 30, 2002.

(i) TRANSACTION SERVICE CONTRACTS

      The Company holds multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $2.1 million, $2.9 million and $2.2 million was recognized in fiscal years 2002, 2001 and 2000, respectively.

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

(k) GOODWILL

      Goodwill, representing the excess of the cost over the fair value of the net tangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over estimated future periods to be benefited, which range from 15 to 25 years. Accumulated amortization amounted to approximately $5,815,000 and $4,704,000 at June 30, 2002 and 2001, respectively. The Company wrote-off approximately $454,000 of fully amortized goodwill in 2002.

                              GRUBB & ELLIS COMPANY

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


      The net carrying value of goodwill is reviewed by management if facts and circumstances, such as significant declines in revenues or number of professionals,  suggest  that an  impairment  may  exist.  If an  impairment  is identified as a result of such reviews, the Company would measure it by comparing undiscounted cash flows of a specific acquired business with the carrying value of goodwill associated therewith. If the future estimated undiscounted cash flows are not sufficient to recover the carrying value of such goodwill, such asset would be adjusted to its fair value through a charge to operations. An impairment loss of $2,150,000 was recognized in fiscal 2001. (See
Note 13 of Notes to Consolidated Financial Statements for additional information.) No goodwill impairment losses were identified in fiscal 2002 or 2000.

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

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first fiscal quarter of fiscal 2003, which for the Company would be the quarter ending September 30, 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $1.6 million per year. The Company has completed the transitional impairment tests of goodwill as of July 1, 2002 and has determined that no goodwill impairment will impact the earnings and financial position of the Company as of that date.

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

(n) FAIR VALUE OF DERIVATIVE INSTRUMENTS AND HEDGED ITEMS

      The Financial Accounting Standards Board issued Statement of Financial Accounting ("SFAS") No. 138 "Accounting for Derivative Instruments and Hedging Activities" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company became subject to the requirements of SFAS No. 133 during March 2001, as a result of entering into two interest rate swap agreements in conjunction with a new credit agreement. See Note 5 of Notes to Consolidated Financial Statements for additional information. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates, the computed "effectiveness" of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

                              GRUBB & ELLIS COMPANY

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

(o) RECLASSIFICATIONS

      Certain amounts in prior periods have been reclassified to conform to the current year presentation. Agency leasing fees of approximately $6.7 million and $7.2 million were reclassified from management services fees to transaction service fees for fiscal years 2001 and 2000, respectively. Such reclassifications have not changed previously reported results of operations or cash flows.

2.  SERVICES FEES RECEIVABLE, NET

      Services fees receivable at June 30, 2002 and 2001 consisted of the following (in thousands):

                                                                                               2002         2001
                                                                                             --------     --------
Transaction services fees receivable ...................................................    $   6,005     $  9,969
Management services fees receivable ....................................................        8,126        8,886
   Allowance for uncollectible accounts ................................................         (605)        (834)
                                                                                            ---------     --------

     Total .............................................................................       13,526       18,021

   Less portion classified as current ..................................................       13,212       17,897
                                                                                            ---------     --------

   Non-current portion (included in other assets) ......................................    $     314     $    124
                                                                                            =========     ========

      The   following  is  a  summary  of  the  changes  in  the  allowance  for uncollectible services fees receivable for the fiscal years ended June 30, 2002, 2001 and 2000 (in thousands):

                                                                                2002          2001         2000
                                                                              --------      --------     --------
Balance at beginning of year ..............................................    $   834      $  2,326     $  2,662
Reduction from change in accounting principle .............................         --        (1,297)          --
Recovery of allowance .....................................................       (229)         (195)        (336)
                                                                               -------      --------     --------

Balance at end of year ....................................................    $   605      $    834     $  2,326
                                                                               =======      ========     ========

3.  EQUIPMENT, SOFTWARE AND LEASEHOLD IMPROVEMENTS, NET

      Equipment, software and leasehold improvements at June 30, 2002 and 2001 consisted of the following (in thousands):

                                                                                               2002         2001
                                                                                             --------     --------
Furniture, equipment and software systems ..............................................      $43,436      $40,954
Leasehold improvements .................................................................        6,636        5,060
                                                                                              -------      -------
     Total .............................................................................       50,072       46,014
Less accumulated depreciation and amortization .........................................       32,229       26,345
                                                                                              -------      -------
Equipment, software and leasehold improvements, net ....................................      $17,843      $19,669
                                                                                              =======      =======

      The Company wrote off approximately $1.1 million and $1.7 million of furniture and equipment during the fiscal years ended June 30, 2002 and 2001, respectively. Approximately $0.9 million and $1.3 million of accumulated depreciation and amortization expense had been recorded on these assets prior to their disposition in the fiscal years ended June 30, 2002 and 2001, respectively.

4.  EARNINGS (LOSS) PER COMMON SHARE

      Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128")requires disclosure of basic earnings per share that excludes any dilutive effects of options, warrants, and convertible securities and diluted earnings per share.

                              GRUBB & ELLIS COMPANY

4.  EARNINGS (LOSS) PER COMMON SHARE--(CONTINUED)



      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                                                           FOR THE
                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                                -------------------------------
                                                                                2002         2001          2000
                                                                                ----         ----          ----
Basic earnings per common share:
   Income (loss) before extraordinary item and cumulative effect ........     $(15,477)     $  4,908     $ 16,290
                                                                              ========      ========     ========

   Weighted average common shares outstanding ...........................       14,148        17,052       19,779
                                                                              ========      ========     ========
   Earnings (loss) per common share--basic ..............................     $  (1.09)     $   0.28     $   0.82
                                                                              ========      ========     ========

                                                                                           FOR THE
                                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                                -------------------------------
                                                                                2002         2001          2000
                                                                                ----         ----          ----
Diluted earnings per common share:
   Income (loss) before extraordinary item and cumulative effect ........     $(15,477)     $  4,908     $ 16,290
                                                                              ========      ========     ========
   Weighted average common shares outstanding ...........................       14,148        17,052       19,779
   Effect of dilutive securities:
     Stock options and warrants (A) .....................................           --           923        1,258
                                                                              --------      --------     --------
   Weighted average common shares outstanding ...........................       14,148        17,975       21,037
                                                                              ========      ========     ========
   Earnings (loss) per common share--diluted ............................     $  (1.09)     $   0.27     $   0.77
                                                                              ========      ========     ========

      Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were 2,816,861, 1,661,697, and 1,177,800 at June 30, 2002, 2001 and 2000, respectively, and were not included in the computation of diluted earnings per share either because the option exercise price was greater than the average market price of the common shares for the year or in 2002, an operating loss was reported.

5.  CREDIT FACILITY DEBT

      Effective December 31, 2000, the Company entered into an amended and restated credit agreement ("Credit Agreement") arranged by Bank of America, N.A. ("BofA"), which revised certain terms and provisions of its prior credit facility. The Credit Agreement provided for a $40 million term loan that was used to fund a portion of the self-tender offer completed by the Company effective January 24, 2001, along with a $15 million revolving credit facility for working capital purposes.

      In each of August 2001 and November 2001, the Company entered into amendments to its Credit Agreement that amended financial covenants related to minimum cash flow levels and fixed cost ratios. The amendments also increased the interest margin by 0.50% over the original terms. As a result of continuing deterioration in both the general economy as well as the real estate services industry, the Company's operations for the quarter ended December 31, 2001 resulted in non-compliance with certain financial covenants contained in the amended agreement. The Company received a waiver with respect to these covenant defaults that expired on February 28, 2002.

      Effective March 8, 2002, the Company completed the restructuring of its credit facility that was effected in accordance with the terms and conditions of a third amendment to the Credit Agreement ("Third Amendment"). Upon giving effect to the Third Amendment, the Company was and is in compliance with its covenants under the credit facility. Under the terms of the Third Amendment, $5,000,000 of principal amortization of the term loan that was previously due in calendar year 2002 was deferred, certain financial covenants relating to the Company's cash flows and operations were revised, and the commitment under the revolving loan portion was reduced from $15,000,000 to $6,000,000 (and was further reduced to $5,000,000 in June 2002).

                              GRUBB & ELLIS COMPANY

5.  CREDIT FACILITY DEBT--(CONTINUED)

      Simultaneously with the Third Amendment, the Company, Bank of America (as administrative agent), and Warburg, Pincus Investors, L.P. ("Warburg Pincus") also entered into an option purchase agreement (the "Option Agreement") whereby Warburg Pincus funded a $5,000,000 promissory note (the "$5,000,000 Subordinated Note") and granted the Company the right (which right was assignable to the banks) to cause Warburg Pincus to deliver to the Company an additional $6,000,000 in June 2002 upon substantially the same terms and conditions as the $5,000,000 Subordinated Note (the "$6,000,000 Subordinated Note"). All sums evidenced by the $5,000,000 Subordinated Note and the $6,000,000 Subordinated Note (collectively, the "Subordinated Notes") were subordinate to all other indebtedness under the credit facility. The Subordinated Notes were demand obligations bearing interest at the rate of 15% per annum, compounded quarterly, although no payments of interest or principal were permitted until the credit facility was terminated. In addition, all principal and interest and reasonable costs evidenced by the Subordinated Notes were subject to conversion generally at the option of the holder, into 11,000 shares of the Company's newly created Series A Preferred Stock, subject to adjustment for accrued interest thereon, having a stated value of $1,000 per share.

      Pursuant to the Option Agreement, the Company also received the right to replace the Warburg Pincus financing arrangements ("Refinancing Right") by a certain date, contemplated by the Option Agreement. Specifically, upon the receipt of at least approximately $15,000,000 from the sale of equity or subordinated debt securities, and the tendering to Warburg Pincus, or its assigns, on or before the extended date of May 14, 2002, of (i) the entire principal amount of the $11,000,000 Subordinated Notes, plus accrued interest thereon and reasonable costs with respect thereto, and (ii) the sum of $4,158,431, to re-purchase 1,337,358 shares of common stock acquired by Warburg Pincus in January 2002, all of the debt and equity securities issued and issuable thereunder, will automatically be terminated. On May 13, 2002, the Company exercised the Refinancing Right and entered into a replacement financing arrangement with Kojaian Ventures, L.L.C. See Note 6, Note Payable-Affiliate, for additional information.

      The Company currently has a $5.0 million revolver facility under its Credit Agreement for intended short term borrowing needs. Letters of credit totaling $1.35 million have been issued by the Company, thus reducing the available borrowings under the revolver facility.

      Interest on outstanding borrowings under the credit facility is based upon BofA's prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on the Credit Agreement obligations during fiscal year 2002 was 5.68%. The term loan facility amortizes on a monthly basis through December 2002, and then on a quarterly basis, until December 31, 2005 when both facilities mature.

      Certain other mandatory prepayment provisions related to the operating cash flows of the Company and receipts of certain debt, equity and/or sales proceeds also exist within the Credit Agreement.

      Scheduled principal payments are as follows (in thousands):

                     YEAR ENDING
                        JUNE 30                    AMOUNT
                   -----------------              --------
                         2003                     $ 5,750
                         2004                       9,875
                         2005                      11,125
                         2006                       5,000
                                                  -------
                                                  $31,750
                                                  =======

      Direct expenses related to the Credit Agreement and amendments totaling approximately $1,070,000 have been recorded as deferred financing fees and are amortized over the term of the agreement. Unamortized fees related to the prior credit facility agreement, totaling approximately $406,000 (net of applicable taxes of approximately $270,000) were written off concurrently with the effective date of the Credit Agreement and have been recorded as

                              GRUBB & ELLIS COMPANY

5.  CREDIT FACILITY DEBT--(CONTINUED)

an extraordinary loss in accordance with accounting principles generally accepted in the United States during the fiscal year ended June 30, 2001.

      The variable interest rate structure of the Credit Agreement exposes the Company to risks associated with changes in the interest rate markets. Consequently, the Credit Agreement required the Company to enter interest rate protection agreements, within 90 days of the date of the agreement, initially fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. The Company subsequently established risk management policies and procedures to manage the cost of borrowing obligations, which include the use of interest rate swap derivatives to fix the interest rate on debt with floating rate indices. Further, the Company prohibits the use of derivative instruments for trading or speculative purposes. In March 2001, the Company entered into two interest rate swap agreements for a three year term, with banks that are parties to the Credit Agreement. As of June 30, 2002, the swap agreements had a total notional amount of $14.5 million, with a fixed annual interest rate to be paid by the Company of 5.18%, and a variable rate to be received by the Company equal to three month LIBOR based borrowing rates. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

      On June 30, 2002, the derivative instruments were reported at their fair value of approximately $283,000, net of applicable taxes, in other liabilities in the condensed Consolidated Balance Sheet. The offsetting amount is reported as a deferred loss in Accumulated Other Comprehensive Loss. The Company's interest rate swaps are treated as cash flow hedges, which address the risk associated with future variable cash flows of debt transactions. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

      Repayment of the Credit Agreement is collateralized by substantially all of the Company's assets and the Credit Agreement contains certain restrictive covenants, including, among other things: achievement of minimum EBITDA levels as defined in the agreement, restrictions on indebtedness, the payment of dividends, the redemption or repurchase of capital stock, acquisitions, investments and loans; and the maintenance of certain financial ratios.

6.  NOTE PAYABLE--AFFILIATE

      On May 13, 2002, the Company effected a closing of a financing with Kojaian Ventures, L.L.C. ("KV") which is wholly-owned by C. Michael Kojaian, who is a member of the Board of Directors of the Company and, along with his father, owned, subsequent to the closing of the KV financing, approximately 20% of the Company's issued and outstanding Common Stock. In addition, certain affiliated real estate entities of KV, in the aggregate, are substantial clients of the Company. The Company accepted the financing offered by KV based, in part, upon the fact that the KV financing, which replaced the financing provided by Warburg Pincus in March 2002 (see Note 5 for additional information), was on more favorable terms and conditions to the Company than the Warburg Pincus financing.

      Accordingly, on the closing of the KV financing on May 13, 2002, KV paid to the Company an aggregate of $15,386,580 which provided the Company with the necessary funds, which the Company used, to (i) repay the $5,000,000 Subordinated Note and accrued interest thereon of $137,500, (ii) pay $100,000 of Warburg Pincus' reasonable, documented out-of-pocket expenses associated with the $5,000,000 Subordinated Note, (iii) repurchase, at cost, 1,337,358 shares of Common Stock held by Warburg Pincus for a price per share of $3.11, or an aggregate purchase price of $4,158,431, and (iv) pay down $6,000,000 of revolving debt under the Company's Credit Agreement. In exchange therefore, KV received (i) a convertible subordinated note in the principal amount of $11,237,500 (the "KV Debt"), and (ii) 1,337,358 shares of Common Stock at a price of $3.11 per share. As a consequence, upon the closing of the KV Transaction, the Option Agreement was terminated, and KV replaced Warburg Pincus as a junior lender under the Credit Facility. The form of KV's financing is substantially identical to the form of the $11,000,000 Subordinated Notes that Warburg Pincus was to provide pursuant to the Option Agreement, provided, however, that the KV Debt is more favorable to the Company in two (2) material respects.

                              GRUBB & ELLIS COMPANY

6.  NOTE PAYABLE--AFFILIATE--(CONTINUED)

      First, the interest rate on the KV Debt is 12% per annum as opposed to 15% per annum. Similarly, the Series A Preferred Stock into which the KV Debt is convertible has a coupon of 12% per annum, compounded quarterly, rather than 15% per annum, compounded quarterly. Second, the Series A Preferred Stock that KV is entitled to receive, like the Series A Preferred Stock that was issuable to Warburg Pincus, has approximately a 40% preference on liquidation, dissolution and certain change in control transactions rather than the 50% preference on the Warburg Pincus financing. KV's liquidation preference is the greater of (i) 1.5 times the Conversion Amount, plus the accrued dividend thereon at the rate of 12% per annum (provided such liquidation, dissolution, or change of control transaction takes place within twelve (12) months after May 13, 2002, and thereafter it will increase to 2 times the Conversion Amount plus the accrued dividend thereon at the rate of 12% per annum), or (ii) the equivalent of 40% percent of the consideration to be paid to all the equity holders of the Company, not on a fully diluted basis as was the case in the Warburg Pincus financing, but rather, on an "Adjusted Outstanding Basis" (as defined in the underlying documents).

      On September 19, 2002, the conversion rights existing under the KV Debt were exercised. See Note 17, Subsequent Event, for additional information.

7.  INCOME TAXES

      The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision for income taxes for the fiscal years ended June 30, 2002, 2001 and 2000, which includes the income tax impact attributed to the extraordinary item ($270,000) and the cumulative effect adjustment ($2,089,000) in 2001, consisted of the following (in thousands):

                                                                                 2002         2001          2000
                                                                                 ----         ----          ----
Current
   Federal ..............................................................      $(4,051)       $3,095       $6,230
   State and local ......................................................          381           484        1,243
                                                                               -------        ------       ------
                                                                                (3,670)        3,579        7,473
  Deferred ..............................................................        2,483          (566)       2,125
                                                                               -------        ------       ------
   Net provision (benefit) ..............................................      $(1,187)       $3,013       $9,598
                                                                               =======        ======       ======

      The Company recorded prepaid taxes totaling approximately $6,890,000 and $4,598,000 as of June 30, 2002 and 2001, respectively. Included in these assets are tax refund receivables resulting from filed federal and state returns totaling approximately $2,584,000 and $2,920,000 for the tax years ended
December 31, 2001 and 2000, respectively. Also included are tax effected operating loss carrybacks totaling approximately $4,306,000 and $1,678,000 at June 30, 2002 and 2001, respectively, which the Company will or has realized primarily against federal tax liability payments made in prior tax years.

      After  giving  effect to its income tax returns  filed for  calendar  year
2001, the Company has approximately $8,300,000 of remaining prior year tax liability payments against which it can apply its current carrybacks as of June 30, 2002.

      At June 30, 2002, federal income tax operating loss carryforwards ("NOL's") were available to the Company in the amount of approximately $11.7 million, which expire from 2008 to 2012. Utilization of certain of these net operating loss carryforwards totaling $5.4 million is limited to approximately $960,000 per year, pursuant to Section 382 of the Internal Revenue Code ("Code") relating to a prior ownership change. At June 30, 2002, the Company also had a book capital loss carryforward of $1,350,000 that can be used to offset future book capital gains.

      As a result of a change in estimate in the fiscal year ended June 30, 2000 additional NOL's of approximately $2.0 million, previously considered unavailable to the Company under Code Section 382 (and not given accounting recognition) were identified. Approximately $1.0 million of these NOL's were utilized in fiscal year 2000, with the remaining carryforwards reflected as a component of the NOL's at June 30, 2002, discussed above.

                              GRUBB & ELLIS COMPANY

7.  Income Taxes--(Continued)



      The Company's effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows for the fiscal years ended June 30:

                                                                                  2002         2001          2000
                                                                                --------     --------      --------
Federal statutory rate .....................................................      34.0%         35.0%        35.0%
State and local income taxes (net of federal tax benefits) .................       5.2           3.9          5.2
Meals and entertainment ....................................................      (2.2)          3.2          1.3
Increase in valuation allowance ............................................     (31.3)           --           --
Goodwill impairment ........................................................        --           8.1           --
Goodwill amortization and other ............................................       1.4           2.1         (2.1)
NOL carryforwards ..........................................................        --            --         (2.3)
                                                                                ------        ------       ------
   Effective income tax rate ...............................................       7.1%         52.3%        37.1%
                                                                                ======        ======       ======

      During fiscal year 2002, the Company increased the valuation allowance it carries against its deferred tax assets by approximately $5.2 million to reflect uncertainty in regards to the realization of the assets in future periods.

      Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax basis of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows as of June 30, 2002 and 2001 (in thousands):

                                                                                               2002         2001
                                                                                               ----         ----
Deferred tax assets:
   NOL and credit carry forwards .......................................................     $  5,435     $  2,464
   Insurance reserves ..................................................................        3,887        2,677
   Commission and fee reserves .........................................................          725          641
   Claims and settlements ..............................................................          679        1,534
   Accounting change, deferred for tax basis ...........................................          609        1,014
   Deferred compensation plan ..........................................................        1,409        1,298
   Other ...............................................................................        1,870        1,746
                                                                                             --------     --------
     Deferred tax assets ...............................................................       14,614       11,374
Less valuation allowance ...............................................................       (9,745)      (4,530)
                                                                                             --------     --------
 .......................................................................................        4,869        6,844
Deferred tax liabilities ...............................................................       (2,359)      (2,013)
                                                                                             --------     --------
   Net deferred tax asset ..............................................................     $  2,510     $  4,831
                                                                                             ========     ========
     Current ...........................................................................     $  1,563     $  1,296
                                                                                             ========     ========
     Long Term .........................................................................     $    947     $  3,535
                                                                                             ========     ========

                              GRUBB & ELLIS COMPANY

8.  STOCK OPTIONS, WARRANTS, STOCK PURCHASE AND 401(K) PLANS

STOCK OPTION PLANS

      Changes in stock options were as follows for the fiscal years ended June 30, 2002, 2001, and 2000:

                                            2002                            2001                             2000
                                 ---------------------------     ---------------------------     ----------------------------
                                  SHARES     EXERCISE PRICE       SHARES     EXERCISE PRICE       SHARES      EXERCISE PRICE
                                 --------   ----------------     --------   ----------------     --------    ----------------
Stock options
   outstanding at the
   beginning of the year ....   2,554,515     $1.88 to $16.44   2,714,330    $1.88 to $16.44     2,530,280    $1.88 to $20.00
Granted .....................     868,000     $2.60 to $4.95      620,000    $4.80 to $6.44        845,500    $4.75 to $5.81
Lapsed or canceled ..........    (577,777)    $4.25 to $13.50    (310,895)   $1.88 to $13.50      (648,050)   $1.88 to $20.00
Exercised ...................     (27,877)    $1.88 to $4.25     (468,920)   $1.88 to $6.50        (13,400)   $1.88 to $2.38
                                ---------                       ---------                        ---------
Stock options outstanding
   at the end of the year ...   2,816,861     $1.88 to $16.44   2,554,515    $1.88 to $16.44     2,714,330    $1.88 to $16.44
                                =========                       =========                        =========
Exercisable at end
  of the Year ...............   1,267,861                       1,095,007                        1,127,182
                                =========                       =========                        =========

      Additional information segregated by relative ranges of exercise prices for stock options outstanding as of June 30, 2002 is as follows:

                                                            WEIGHTED         WEIGHTED             WEIGHTED
                                                             AVERAGE          AVERAGE              AVERAGE
                                                              YEARS          EXERCISE             EXERCISE
               EXERCISE                                     REMAINING    PRICE-OUTSTANDING    PRICE-EXERCISABLE
                 PRICE                   SHARES               LIFE            SHARES               SHARES
          -----------------            ----------          -----------   -----------------    -----------------
            $1.88 to $3.05               403,937              9.05             2.89                 2.70
            $3.13 to $4.80             1,076,633              8.09             4.43                 4.18
            $4.95 to $11.13              822,241              7.18             6.84                 5.75
           $11.31 to $16.44              514,050              5.02             12.03                8.81
                                       ---------
                                       2,816,861
                                       =========

      Weighted average information per share with respect to stock options for fiscal years ended June 30, 2002 and 2001 is as follows:

                                                                                            2002            2001
                                                                                            ----            ----
Exercise price:
Granted ............................................................................   $    3.73       $    4.88
  Lapsed or cancelled ..............................................................        8.00            6.21
  Exercised ........................................................................        2.05            3.56
  Outstanding at June 30 ...........................................................        6.30            7.45
Remaining life .....................................................................        7.40 years      6.88 years


      The Company's 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company's common stock for a total of 2,000,000 shares. At June 30, 2002, 2001 and 2000, the number of shares available for the grant of options under the plan were 795,371, 595,014 and 543,524, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the market price per share at the dates of grant, their terms and vesting schedules of which are determined by the Board of Directors.

      The Company's 1993 Stock Option Plan for Outside Directors provides for an automatic grant of an option to purchase 10,000 shares of common stock to each newly elected independent member of the Board of Directors and an automatic grant of an option to purchase 8,000 shares at the successive four year service anniversaries of each such director. The exercise prices are set at the market price at the date of grant. The initial options expire five years from the date of grant

                              GRUBB & ELLIS COMPANY

8.  STOCK OPTIONS, WARRANTS, STOCK PURCHASE AND 401(K) PLANS--(CONTINUED)

and vest over three years from such date. The anniversary options vest over four years from the date of grant and expire ten years from such date. The plan was amended in November 1998 to increase the number of issuable shares authorized for the plan from 50,000 to 300,000 and to provide for the anniversary options. The number of shares available for grant was 236,000, 254,000 and 246,000 at June 30, 2002, 2001 and 2000, respectively.

      The Company's 1998 Stock Option Plan provides for grants of options to purchase the Company's common stock. The plan authorizes the issuance of up to 2,000,000 shares, and had 755,355, 786,105, and 567,100 shares available for grant as of June 30, 2002, 2001 and 2000, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.

      The Company's 2000 Stock Option Plan, provides for grants of options to purchase the Company's common stock. The plan authorizes the issuance of up to 1,500,000 shares, and had 470,000 and 900,000 shares available for grant as of June 30, 2002 and 2001, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, the full Board of Directors.

STOCK WARRANTS

      In July 1999, the Company issued a warrant to purchase 600,000 shares of the Company's common stock at $6.25 per share to Aegon USA Realty Advisors, Inc., the parent company of Landauer Associates, Inc. ("LAI"), as part of the consideration granted in the acquisition of LAI. The warrant has a five-year life, expiring in July 2004, and remains outstanding as of June 30, 2002.

      During January 2002, warrants were exercised resulting in the issuance of 1,339,335 common shares and proceeds of approximately $4.2 million. Other warrants, representing 337,827 common shares, expired on January 29, 2002.

EMPLOYEE STOCK PURCHASE PLAN

      The Grubb & Ellis Company Employee Stock Purchase Plan provides for the purchase of up to 1,750,000 shares of common stock by employees of the Company at a 15% discount from market price, as defined, through payroll deductions. The numbers of shares purchased under this plan were 178,012, 182,683 and 272,310 during the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

      The Company has a 401(k) plan covering eligible employees and provides that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company for the plans (net of forfeitures and reimbursements received pursuant to property and corporate facilities management services agreements) amounted to approximately $1,209,000, $1,083,000, and
$514,000  for  the  plan  years  ended   December  31,  2001,   2000  and  1999,
respectively.

PRO FORMA INFORMATION

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for options granted subsequent to July 1, 1996, and therefore includes grants under the 1990 Amended and Restated Stock Option Plan, 1993 Stock Option Plan for Outside Directors, 1998 Stock Option Plan and 2000 Stock Option Plan and purchases made under the Grubb & Ellis Employee Stock Purchase Plan, under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average assumptions for options granted for fiscal years 2002, 2001 and 2000, respectively, are as follows:

                                                                                  2002         2001          2000
                                                                                --------     --------      --------
Risk free interest rates ..................................................     4.43%        5.23%         5.99%
Dividend yields ...........................................................        0%           0%            0%
Volatility factors of the expected market price
  Of the common stock .....................................................      607         .587          .598
Weighted-average expected lives ...........................................     6.00 years   6.00 years    6.00 years

                              GRUBB & ELLIS COMPANY

8.  STOCK OPTIONS, WARRANTS, STOCK PURCHASE AND 401(K) PLANS--(CONTINUED)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted. The weighted average fair values of options granted by the Company in fiscal years 2002, 2001 and 2000 using this model were $2.24, $4.86 and $2.90, respectively.

      The effects on fiscal year 2002, 2001 and 2000 pro forma net income (loss) and pro forma earnings (loss) per common share of amortizing to expense the estimated fair value of stock options are not necessarily representative of the effects on net income (loss) to be reported in future years due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying Statement 123's fair value method to the Company's stock-based awards results in net income (loss) of approximately ($17,258,000), ($246,000) and $14,614,000, basic earnings (loss)
per share of ($1.22), ($.01) and $.74, and diluted earnings (loss) per share of ($1.22), ($.01) and $.69 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

STOCK REPURCHASE PLAN

      In August 1999, the Company announced a program through which it may repurchase up to $3.0 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2002, the Company had repurchased 359,900 shares of stock at an aggregate price of approximately $2.0 million. No shares were repurchased under this program during fiscal years 2002 or 2001.

9.  RELATED PARTY TRANSACTIONS

      The Company provides both transaction and management services to parties which are related to principal stockholders and/or directors of the Company, primarily Kojaian affiliated entities (collectively, "Kojaian Companies") and Archon Group, L.P. ("Archon"). In addition, the Company also paid asset management fees to the Kojaian Companies and Archon related to properties the Company manages on their behalf. Revenue earned by the Company for services rendered to these and other affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 2002, 2001 and 2000 (in thousands):

                                                                                2002         2001          2000
                                                                                ----         ----          ----
Transaction Services
   Kojaian Companies ....................................................     $    700      $  1,686     $  1,742
   Archon ...............................................................        4,176        10,999        8,947
   Others ...............................................................          481           654        1,208
                                                                              --------      --------     --------
                                                                                 5,357        13,339       11,897
                                                                              --------      --------     --------
Management Services
   Kojaian Companies ....................................................        6,064         5,446        3,348
   Archon ...............................................................        3,476         3,604        3,221
                                                                              --------      --------     --------
                                                                                 9,540         9,050        6,569
   Less: asset management fees
   Kojaian Companies ....................................................        2,750         2,061        1,277
   Archon ...............................................................          242           175           28
                                                                              --------      --------     --------
                                                                                 6,548         6,814        5,264
                                                                              --------      --------     --------
   Total ................................................................     $ 11,905      $ 20,153     $ 17,161
                                                                              ========      ========     ========

                              GRUBB & ELLIS COMPANY

9.  RELATED PARTY TRANSACTIONS--(CONTINUED)

      In August 2002, the Company entered into a lease for 16,800 square feet of office space in Southfield, Michigan within a building owned by an entity related to the Kojaian Companies. The lease provides for an annual average base rent of $365,400 over the ten year life of the lease.

      The Company entered into certain contractual employment and compensation agreements with its new chief executive, financial and operating officers during fiscal years 2002 and 2001. Terms of these agreements included, among other things, i) signing bonuses totaling $528,500, ii) guaranteed initial year bonuses totaling $810,000, iii) loans totaling $1.8 million with repayment terms tied to retention bonuses and continued employment, iv) retention bonuses, net of taxes, sufficient to repay the executive loan obligations in (iii) above, and
v) options to purchase 850,000 shares of the Company's common stock, exercisable at current market prices, none of which have been exercised as of June 30, 2002. All payments related to the signing bonuses and loans were made to the officers by August 15, 2001, and the guaranteed initial year bonuses, along with a retention bonus sufficient to repay $500,000 of the loans, were paid in June and July 2002.

      In July 2002, the chief operating officer's employment agreement with the Company was terminated. Non-recurring expenses totaling approximately $900,000 will be recognized during the first quarter of fiscal year 2003.

10.  COMMITMENTS AND CONTINGENCIES

NON-CANCELABLE OPERATING LEASES

      The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to nine years, and sublease agreements under which the Company acts as sublessor. The office space leases provide for annual rent increases based on the Consumer Price Index, or other specific terms, and typically require payment of property taxes, insurance and maintenance costs.

      Future minimum payments under non-cancelable operating leases with an initial term of one year or more were as follows at June 30, 2002 (in thousands):

             Year Ending June 30,                Lease Obligations
          ------------------------            -----------------------
                      2003                        $     18,029
                      2004                              13,588
                      2005                              11,463
                      2006                               8,666
                      2007                               5,999
                Thereafter                              15,090

      Lease and rental expense for the fiscal years ended June 30, 2002, 2001 and 2000 amounted to $22,695,000, $22,288,000, and $21,268,000, respectively.

LITIGATION/RECOVERY OF LOSS RESERVES

      JOHN W. MATTHEWS, ET AL. V KIDDER, PEABODY & Co., ET AL. AND HSM INC., ET AL. filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, was a class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the "Partnerships") during the period beginning in 1982 and continuing through 1986. The defendants include HSM Inc., a wholly owned subsidiary of the Company, and several subsidiaries of HSM Inc., along with other parties unrelated to HSM Inc. The complaint alleged violation under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants' organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution were sought.

                              GRUBB & ELLIS COMPANY

10.  COMMITMENTS AND CONTINGENCIES--(CONTINUED)



      On August 18, 2000, the district court issued an opinion granting defendants' motions for summary judgment dismissing the federal RICO claims as time-barred under the statute of limitations. As to the state law claims for breach of fiduciary duty and negligent misrepresentation, the court declined to exercise supplemental jurisdiction and dismissed them without prejudice. The court declined to rule on defendants' motion to decertify the class because it was moot. Plaintiffs appealed the summary judgment to the Third Circuit Court of Appeals. On July 31, 2001, the appeals court affirmed and upheld the dismissal of the Plaintiffs' claims. The Plaintiffs' petition for rehearing was denied on August 28, 2001, and the Plaintiffs' time for filing any further appeals or related claims expired in both federal and state courts in the quarter ended December 31, 2001. Accordingly, the Company has recognized a non-recurring item in relation to the recovery of loss reserves previously recorded in connection with this case. (See Note 13 of Notes to Consolidated Financial Statements.)

ENVIRONMENTAL

      A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvent in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Both the Company and each of the partnership's other partners have contributed new capital to finance the continuing assessment and remediation efforts, although there can be no assurance that such future contributions will be made by the other partners. The Company's share of anticipated costs to remediate and monitor this situation is estimated at approximately $818,000. As of June 30, 2002, approximately $351,000 of this amount has been paid and the remaining $467,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company's management believes that the outcome of these events will not have a material adverse effect on the consolidated financial position of the Company.

INSOLVENT INSURANCE PROVIDER

      In fiscal years 1999 and 2000, the Company's primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively "Reliance"). The Company has six open claims that were covered by Reliance policies upon the exhaustion of a self-insured retention. In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, and as a result casts doubt on the recovery of the Company's open claims. The Company has established loss reserves for the estimated settlement costs of the claims and recognized a non-recurring charge in its financial statements for the quarter ended December 31, 2001. (See Note 13 of Notes to Consolidated Financial Statements.) The Company is seeking reimbursement for the costs of defense, settlement and/or judgment on these claims both from appropriate state insurance guaranty associations and from the liquidator. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore has not assumed any potential recoveries in establishing its reserves.

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

11.  CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing investments. Users of real estate services account for a substantial portion of trade receivables and

                              GRUBB & ELLIS COMPANY

11.  CONCENTRATION OF CREDIT RISK--(CONTINUED)

collateral   is  generally  not  required.   The  risk   associated   with  this
concentration is limited due to the large number of users and their geographic dispersion.

      The Company places substantially all of its interest-bearing investments with major financial institutions and limits the amount of credit exposure with any one financial institution.

      The Company believes it has limited exposure to the extent of non-performance by the counterparties of each interest rate swap agreement as each counterparty is a major financial institution and, accordingly, the Company does not anticipate their non-performance.

12.  SELF-TENDER OFFER

      On December 15, 2000, the Company commenced a self-tender offer to purchase up to 7.0 million shares of its outstanding common stock at a price of $7 per share in cash. Shares issuable upon the exercise of outstanding stock options and warrants were also eligible for the buyback. On January 25, 2001 the Company announced the expiration of the offer period.

      The Company subsequently disbursed net proceeds of approximately $48.8 million to buy back and concurrently retire approximately 7.0 million shares of common stock, including 281,901 shares from options exercised by option holders, and fund direct costs of the self-tender offer.

      Holders of the Company's outstanding stock warrants chose not to exercise such warrants and tender any underlying shares in respect of the warrants. The tender offer was financed through a $40 million term loan (See Note 5 of Notes to Consolidated Financial Statements.) and $8.8 million of the Company's cash reserves. Direct expenses totaling approximately $795,000 related to the tender offer were charged to stockholders' equity during the fiscal year ended June 30, 2001.

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

13.  IMPAIRMENT AND OTHER NON-RECURRING EXPENSES

      During the fiscal year ended June 30, 2002, the Company concluded long standing litigation proceedings on the JOHN W. MATTHEWS, ET AL. V KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. ("Matthews") case for which it had previously recorded loss reserves. (See Note 10 of Notes to Consolidated Financial Statements.) In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company's insurance carriers ("Reliance" liquidation). (See Note 10 of Notes to Consolidated Financial Statements.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred a $500,000 non-recurring expense related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. The Company recorded additional charges of $3.4 million to other non-recurring expenses, consisting of $1.0 million of severance costs related to a reduction of salaried overhead, $2.1 million related to office closure costs and $300,000 related to costs incurred for the retirement of the Warburg Pincus $5,000,000 Subordinated Note and for the evaluation of an unsolicited purchase offer from a third party. As a result of these events, the Company has recognized a net non-recurring expense of $1,749,000 in the fiscal year ended June 30, 2002.

      In accordance with Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", the net carrying value of goodwill is reviewed by management if facts and circumstances suggest that an impairment may exist. Such impairment was identified related to the remaining goodwill associated with the April 1998 acquisition of White Commercial Real Estate. A significant majority of the sales

                              GRUBB & ELLIS COMPANY

13.  IMPAIRMENT AND OTHER NON-RECURRING EXPENSES--(CONTINUED)

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

      The Company also incurred other non-recurring expense in the fiscal year ended June 30, 2001 totaling $736,000, primarily professional services fees, related to its recent review of strategic initiatives, including potential acquisitions, sales and mergers, $970,000 of stock option compensation expense related to the in the money portion of the options exercised in connection with the Company's self-tender offer, $1,516,000 of executive severance costs related to senior management changes, and $850,000 related to a write-down of the carrying basis of an investment in commercial real estate services internet venture.

      During the fiscal year ended June 30, 2000, the Company recorded a $2.7 million charge for incremental non-recurring costs related to the resignation of Neil Young, the Company's former chairman and chief executive officer, on May 25, 2000. The Company and Mr. Young entered into a separation agreement that provided for payments totaling $2.7 million, prior to certain contingent amounts. The payments included $1.6 million in return for cancellation of options to purchase 465,000 shares of common stock of the Company.

14.  CHANGE IN ACCOUNTING PRINCIPLE

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the SEC staff's views regarding the recognition and reporting of revenues in financial statements. At June 30, 2001, the Company changed its method of accounting for revenue recognition for leasing commissions and consulting fees, in compliance with SAB 101, and reported such change as a cumulative effect of a change in accounting principle, effective July 1, 2000. As such, operating results for the years ended June 30, 2002 and 2001 are presented in compliance with the requirements of this accounting change. Historically, the Company had recognized leasing commissions at the earlier of receipt of full payment or receipt of partial payment when lease and commissions agreements had been executed and no significant contingencies existed. The Company had recognized consulting fees as employee time was incurred on a project. Under the new accounting method, adopted retroactive to July 1, 2000, the Company's leasing commissions that are payable upon certain events such as tenant occupancy or commencement of rent will now be recognized upon the occurrence of such events. In addition, consulting fees will be recognized under SAB 101 generally upon the delivery of agreed upon services to the client. While this accounting change affects the timing of recognition of leasing and consulting revenues (and corresponding services commission expense), it does not impact the Company's cash flow from operations.

      The cumulative effect of the accounting change for prior years resulted in a reduction to income for fiscal year 2001 of $3.1 million, net of applicable taxes of $2.1 million. The effect of the change in fiscal year 2001 was to increase revenues by $2.6 million and income before the cumulative effect of the accounting change by $632,000, or $.04 per diluted common share.

      For the fiscal years ended June 30, 2002 and 2001, the Company recognized revenue, net of related services commission expense, totaling $319,000 and $4.1 million, respectively, that was included in the $5.2 million pre-tax cumulative effect adjustment at July 1, 2000.

15.  BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS

FISCAL 2002 ACQUISITION

     In February 2002, the Company acquired substantially all of the assets of the Wadley-Donovan Group, Inc., a professional real estate services firm located in northern New Jersey. Wadley-Donovan Group, Inc. specializes in site

                              GRUBB & ELLIS COMPANY

15.  BUSINESS ACQUISITIONS AND RELATED INDEBTEDNESS--(CONTINUED)

selection, consulting and providing economic development strategies primarily for Fortune 100 companies and state, local and regional government agencies and municipalities. Consideration given to the seller at closing equaled $2.3 million. The Company has recorded the acquisition under the purchase method of accounting. All operations subsequent to the acquisition date are reflected in the Company's financial statements.

FISCAL 2000 ACQUISITION

      In July 1999, the Company acquired substantially all of the assets of Landauer Associates, Inc. a real estate valuation and consulting firm. Consideration to the seller at closing included cash, a common stock warrant (See Note 8 of Notes to Consolidated Financial Statements.), and the assumption of certain liabilities. The Company has recorded the acquisition under the purchase method of accounting, and all operations subsequent to the acquisition date are reflected in the Company's financial statements.

      Substantially all of the purchase prices in the fiscal years 2002 and 2000 acquisitions were allocated to goodwill.

16.  SEGMENT INFORMATION

      The Company has two reportable segments - Transaction Services (formerly described as "Advisory Services" in prior reports) and Management Services.

      The Transaction Services segment advises buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes the Company's national accounts groups and national affiliate program operations.

      The Management Services segment provides property management and related services for owners of investment properties and facilities management services for corporate users.

      The fundamental distinction between the Transaction Services and Management Services segments lies in the nature of the revenue streams and related cost structures. Transaction Services generates revenues primarily on a commission or project fee basis. Therefore, the personnel responsible for providing these services are compensated primarily on a commission basis. The Management Services revenues are generated primarily by long term (one year or more) contractual fee arrangements. Therefore, the personnel responsible for delivering these services are compensated primarily on a salaried basis.

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

      Management believes that EBITDA as presented with respect to the Company's reportable segments is an important measure of cash generated by the Company's operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items, however, it also excludes interest and income taxes. Management believes that EBITDA is relevant because it assists investors in evaluating the Company's ability to service its debt by providing a commonly used measure of cash available to pay interest. EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP), as an indicator of operating performance or a measure of liquidity. EBITDA also facilitates comparison of the Company's results of operations with those companies having different capital structures. Other companies may define EBITDA differently, and, as a result, such measures may not be comparable to the Company's EBITDA.

                              GRUBB & ELLIS COMPANY

16.  SEGMENT INFORMATION--(CONTINUED)

                                                                             TRANSACTION    MANAGEMENT     COMPANY
                                                                               SERVICES      SERVICES      TOTALS
                                                                             -----------    ----------     -------
                                                                                    (AMOUNTS IN THOUSANDS)
Fiscal year ended June 30, 2002
  Total Revenues ........................................................     $262,077       $51,399     $313,476
  EBITDA ................................................................          598        (2,347)      (1,749)
  Total Assets ..........................................................       60,866        20,111       80,977

Fiscal year ended June 30, 2001
  Total Revenues ........................................................     $358,462       $53,500     $411,962
  EBITDA ................................................................       32,433        (4,514)      27,919
  Total Assets ..........................................................       61,863        21,134       82,997

Fiscal year ended June 30, 2000
  Total Revenues ........................................................     $355,704       $58,215     $413,919
  EBITDA ................................................................       40,871        (1,899)      38,972

RECONCILIATION OF SEGMENT EBITDA TO STATEMENTS OF OPERATIONS (IN THOUSANDS):

                                                                                   FISCAL YEAR ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                2002          2001          2000
                                                                             ---------      --------      --------
Total Segment EBITDA ....................................................     $ (1,749)     $ 27,919     $ 38,972
 Less:
 Depreciation & amortization ............................................      (10,706)      (11,635)     (10,521)
 Non-recurring expenses .................................................       (1,749)       (6,222)      (2,650)
 Net interest income (expense) ..........................................       (2,460)          218           87
                                                                              --------      --------     --------
   Income before income taxes ...........................................     $(16,664)     $ 10,280     $ 25,888
                                                                              ========      ========     ========

RECONCILIATION OF SEGMENT ASSETS TO BALANCE SHEET (IN THOUSANDS):

                                                                                                AS OF JUNE 30,
                                                                                            ---------------------
                                                                                              2002          2001
                                                                                            --------      -------
Total segment assets .................................................................      $ 80,977     $ 82,997
Current tax assets ...................................................................         6,890        4,598
Deferred taxes assets ................................................................         2,510        4,831
                                                                                            --------     --------
  Total Assets .......................................................................      $ 90,377     $ 92,426
                                                                                            ========     ========

17.  SUBSEQUENT EVENTS

ISSUANCE OF PREFERRED STOCK

      On September 19, 2002, Kojaian Ventures, L.L.C. ("KV"), a related party, exercised its right to convert a subordinated debt instrument it held into preferred stock of the Company. (See Note 6 for additional information.) As a result of this conversion, 11,725 shares of the Company's Series A Preferred Stock were issued, with a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $10,967,000 (net of issuance costs of $758,000), will be reclassified to stockholders' equity.

      The preferred stock contains liquidation preference and voting rights equal to 1,007 common shares for each share of preferred stock, or a total of 11,807,075 common share equivalents. As a consequence of the conversion, there has been a change in the control of the Company, as these equivalents, along with 3,762,884 shares of outstanding common stock owned by KV or its affiliates, represent approximately 58% of the total voting power of the Company. The preferred stock is not convertible into any other securities of the Company or subject to redemption. Warburg Pincus, which currently

                              GRUBB & ELLIS COMPANY

17.  SUBSEQUENT EVENTS--(CONTINUED)

owns approximately 39% of the issued and outstanding common stock of the Company, has approximately 22% of the voting power.

SECURITIES EXCHANGE LISTING

     The Company's common stock is currently listed on the New York Stock Exchange ("NYSE") pursuant to a listing agreement. As previously disclosed by the Company, the NYSE had accepted the Company's proposed business plan to attain compliance with the NYSE's listing standard on or before July 4, 2003.
This plan had been submitted in response to a notification received by the Company on January 4, 2002 regarding non-compliance with such listing standards. As a result of the business plan's acceptance, the Company's common stock continued to be traded on the exchange, subject to the Company maintaining compliance with the plan and periodic review by the NYSE. Upon completion of a recent review, the NYSE announced on October 8, 2002 that the Company's common stock will be de-listed from the NYSE, due primarily to the Company's book value and market capitalization value being below minimum levels required by their listing standards. The Company is making arrangements to have its common stock traded on the over-the-counter market ("OTC") and is scheduled to cease trading on the NYSE prior to the opening on Thursday October 17, 2002. Although the Company is seeking an orderly transition and has reason to believe the NYSE will effectuate the same, there can be no assurance that the OTC will accept the Company's shares for listing prior to their de-listing from the NYSE, or at all, and that there will be no interruption of the public listing of the Company's common stock.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  Fiscal Year Ended June 30, 2002
                                                              (in thousands, except per share amounts)
                                            --------------------------------------------------------------------------
                                            First Quarter        Second Quarter       Third Quarter      Fourth Quarter
                                            -------------        --------------      --------------      -------------
Operating revenue .......................   $      76,788         $     101,358       $      58,185      $      77,145
                                            =============         =============       =============      =============
Operating income (loss) .................   $      (3,373)        $       3,230       $     (10,780)     $      (3,281)
                                            =============         =============       =============      =============
Income (loss) before extraordinary item .   $      (2,266)        $       1,294       $      (6,586)     $      (7,919)
                                            =============         =============       =============      =============
Net (loss) income .......................   $      (2,266)        $       1,294       $      (6,586)     $      (7,919)
                                            =============         =============       =============      =============
Income (loss) before extraordinary item
  and cumulative effect per common share:
Basic-- .................................   $        (.17)        $         .10       $        (.45      $        (.53)
                                            =============         =============       =============      =============
  Weighted average common
     shares outstanding .................          13,447                13,545              14,585             15,032
                                            =============         =============       =============      =============
Diluted-- ...............................   $        (.17)        $         .09       $        (.45)     $        (.53)
                                            =============         =============       =============      =============
  Weighted average common
     shares outstanding .................          13,447                13,679              14,585             15,032
                                            =============         =============       =============      =============
EBITDA ..................................   $        (573)        $       4,320       $      (5,715)     $         219
                                            =============         =============       =============      =============
Common stock market
  price range (high: low) ...............   $5.40 : $3.35         $4.10 : $2.31       $3.10 : $2.35      $4.25 : $2.30
                                            =============         =============       =============      =============

                              GRUBB & ELLIS COMPANY

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)--(CONTINUED)


                                                                  Fiscal Year Ended June 30, 2002
                                                              (in thousands, except per share amounts)
                                            --------------------------------------------------------------------------
                                            First Quarter        Second Quarter       Third Quarter      Fourth Quarter
                                            -------------        --------------      --------------      -------------
Operating revenue .......................   $     108,100         $     141,737       $      80,160      $      81,965
                                            =============         =============       =============      =============
Operating income (loss) .................   $       4,841         $       9,655       $      (2,460)     $      (1,974)
                                            =============         =============       =============      =============
Income (loss) before extraordinary item
and cumulative effect ...................   $       3,032         $       4,943       $      (1,485)     $      (1,582)
                                            =============         =============       =============      =============
Net (loss) income .......................   $        (101)        $       4,537       $      (1,485)     $      (1,582)
                                            =============         =============       =============      =============
Income (loss) before extraordinary item
  and cumulative effect per common share:
Basic-- .................................   $         .15         $         .25       $        (.10)     $        (.12)
                                            =============         =============       =============      =============
  Weighted average common
     shares outstanding .................          19,856                19,922              15,028             13,315
                                            =============         =============       =============      =============
Diluted-- ...............................   $         .14         $         .24       $        (.10)     $        (.12)
                                            =============         =============       =============      =============
  Weighted average common
     shares outstanding .................          21,020                20,879              15,028             13,315
                                            =============         =============       =============      =============
EBITDA ..................................   $       7,717         $      15,411       $       1,459      $       3,332
                                            =============         =============       =============      =============
Common stock market
  price range (high: low) ...............   $6.50 : $5.50         $6.38 : $4.13       $6.30 : $4.80      $6.07 : $4.50
                                            =============         =============       =============      =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item 10 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") no later than 120 days after the end of the 2002 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by Item 11 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2002 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2002 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2002 fiscal year.

                              GRUBB & ELLIS COMPANY

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

1. The following Report of Independent Auditors and Consolidated Financial Statements are submitted herewith:

            Report of Independent Auditors

            Consolidated Balance Sheets at June 30, 2002 and June 30, 2001.

            Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000.

            Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000

            Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000.

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

3.5 Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 8, 2002 incorporated herein by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed on March 12, 2002.

3.6 Certificate of Amendment of Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, incorporated herein by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

3.7 Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed on September 28, 2000.

3.8 Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002.

(4)    INSTRUMENTS   DEFINING   THE  RIGHTS  OF  SECURITY   HOLDERS,   INCLUDING
       INDENTURES.

4.1 Stock Purchase Agreement dated as of December 11, 1996 among the Registrant, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on December 20, 1996.

4.2 Registration Rights Agreement dated as of December 11, 1996 among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 20, 1996.

4.3 Purchase Agreement dated as of January 24, 1997 between the Registrant and Warburg, Pincus Investors, L.P., incorporated herein by reference to
       Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on February 4, 1997.

4.4 Stock Purchase Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to
       Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on February 4, 1997.

4.5 Registration Rights Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to
       Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on February 4, 1997.

4.6 Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

4.7 Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 and executed by Grubb & Ellis Company, incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

4.8 Stock Subscription Warrant No. A-1 dated July 30, 1999 issued to Aegon USA Realty Advisors, Inc., incorporated herein by reference to Exhibit
       4.20 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999.

4.9 Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(1) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.10 Note executed by the Registrant in favor of Bank of America, N.A. dated as of December 31, 2000, incorporated herein by reference to Exhibit
       (b)(2) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.11 Note executed by the Registrant in favor of LaSalle Bank National Association dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(3) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.12 Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(4) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.13 Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(5) to the Registrant's Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.

4.14 First Amendment dated August 22, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to
       Exhibit 4.19 to the Registrant's Annual Report on Form 10-K filed on September 28, 2001.

4.15 Second Amendment dated November 29, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000 incorporated herein by reference to Exhibit
       4.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2002.

4.16 Third Amendment dated March 7, 2002 to Amended and Restated Credit Agreement dated as of December 31, 2000 by and among the Registrant, various financial institutions, and Bank of America, N.A., as Administrative Agent incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on March 12, 2002.

4.17 Form of Subordination Agreement, executed by Warburg, Pincus Investors, L.P. in favor of Bank of America, N.A., as Agent, and the Lenders, which is an Exhibit to the Option Purchase Agreement incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on March 12, 2002.

4.18 Option Purchase Agreement dated March 7, 2002 by and among the Registrant, Warburg, Pincus Investors, L.P. and Bank of America, N.A., as Administrative Agent incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed on March 12, 2002.

4.19 Fourth Amendment dated as of May 13, 2002 to the Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

4.20 Copy of $5,000,000 Convertible Promissory Note and Security Agreement dated March 7, 2002 issued by the Registrant to Warburg, Pincus
       Investors, L.P. incorporated herein by reference to Exhibit 5 to the Registrant's Current Report on Form 8-K filed on March 12, 2002.

4.21 Form of $6,000,000 Convertible Promissory Note and Security Agreement of the Registrant which is an Exhibit to the Option Purchase Agreement to be payable to the order of Warburg, Pincus Investors, L.P. incorporated herein by reference to Exhibit 6 to the Registrant's Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).

4.22 Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

4.23 Copy of Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 issued by the Registrant to Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

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

       (10) MATERIAL CONTRACTS

10.1* Employment Agreement entered into between Barry M. Barovick and the Registrant dated as of May 15, 2001, incorporated herein by reference to
       Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2001.

10.2* Stock Purchase Agreement entered into between Barry M. Barovick and the Registrant dated as of May 15, 2001, incorporated herein by reference to
       Exhibit 4.8 to the Registrant's registration statement on Form S-8 filed on June 15, 2001 (File No. 333-63136).

10.3* Loan Agreement and Retention Bonus Program entered into between Barry M. Barovick and the Registrant, and Promissory Note executed by Mr. Barovick, dated as of May 15, 2001, incorporated herein by reference to
       Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed on September 28, 2001.

10.4* Employment Agreement entered into between Mark R. Costello and the Registrant dated as of July 5, 2001, incorporated herein by reference to
       Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on September 28, 2001.

10.5* Loan Agreement and Retention Bonus Program entered into between Mark R. Costello and the Registrant, and Promissory Note executed by Mr. Costello, dated as of July 23, 2001, incorporated herein by reference to
       Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on September 28, 2001.

10.6* Separation Agreement entered into between Mark R. Costello and the Registrant, and General Release executed by Mr. Costello, dated as of July 12, 2002.

10.7* Employment Agreement entered into between Ian Y. Bress and the Registrant dated as of June 18, 2001, incorporated herein by reference to Exhibit
       10.6 to the Registrant's Annual Report on Form 10-K, filed on September 28, 2001.

10.8* First Amendment to Employment Agreement entered into between Ian Y. Bress and the Registrant dated as of October 3, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on November 14, 2001.

10.9*  Employment  Agreement  entered  into  between  Robert J.  Walner  and the
       Registrant dated as of December 14, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on February 14, 2002.

10.10* Change of Status and  Separation  Agreement  entered into  between  Blake
       Harbaugh and the Registrant dated as of July 26, 2001.

10.11* Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to
       Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on December 19, 1997 (Registration No. 333-42741).

10.12* 1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).

10.13* First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998, incorporated herein by reference to Exhibit
       10.1 to the Registrant's Quarterly Report on Form 10-Q filed on February 12, 1999.

10.14* Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999.

10.15* First Amendment to the Grubb & Ellis 1998 Stock Option Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2000.

10.16* Grubb & Ellis  Company  2000 Stock Option  Plan,  effective  November 16,
       2000, incorporated by herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2001.

10.17* Description  of  Grubb  &  Ellis  Company   Executive  Officer  Incentive
       Compensation Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999.

10.18* Executive Change of Control Plan, effective as of May 10, 1999 and attached form of Acknowledgement Agreement, incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on September 28, 1999.

10.19* First Amendment to the Executive Change of Control Plan,  effective as of
       February 10, 2000, incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2000.

10.20* Second Amendment to the Executive Change of Control Plan, effective as of
       June 1, 2000, and attached form of Acknowledgement Agreement, incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on September 28, 2000.

10.21* Executive  Incentive  Bonus and Severance  Plan,  effective as of June 1,
       2000,   incorporated   herein  by  reference  to  Exhibit  10.13  to  the
       Registrant's Annual Report on Form 10-K filed on September 28, 2000.

10.22 Pledge Agreement between Landauer Realty Group, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 31, 2000, incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on February 14, 2001.

10.23 Pledge Agreement between the Registrant and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

10.24 Pledge Agreement between Grubb & Ellis Management Services, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

10.25 Pledge Agreement between HSM Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

10.26 Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit
       10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

10.27 Collateral Trademark Security Agreement by the Registrant in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1999.

10.28 Letter Agreement dated April 14, 2002 by and between the Registrant and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed April 19, 2002.

10.29 Letter Amendment dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed May 14, 2002.


*Management contract or compensatory plan or arrangement.

(21) SUBSIDIARIES OF THE REGISTRANT

(23) CONSENT OF INDEPENDENT AUDITORS
        23.1 Consent of Ernst & Young LLP

(24) POWERS OF ATTORNEY

(99)

99.1 SARBANES-OXLEY ACT, SECTION 906 CERTIFICATION

99.2 ANNUAL EARNINGS RELEASE FOR THE FISCAL YEAR ENDED JUNE 30, 2002

(B)  REPORTS FILED ON FORM 8-K

      A Current Report on Form 8-K dated April 15, 2002 was filed with the Securities and Exchange Commission on April 19, 2002, disclosing under Item 1 a change in control of the Registrant due to certain financing transactions.

      A Current Report on Form 8-K dated May 13, 2002, was filed with the Securities and Exchange Commission on May 14, 2002, disclosing under Item 1 a change in control of the Registrant due to certain financing transactions.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRUBB & ELLIS COMPANY
(REGISTRANT)

                 /s/ Barry M. Barovick                   October 11, 2002
             -----------------------------
                   Barry M. Barovick
   President, Chief Executive Officer and a director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER

                 /s/ Barry M. Barovick                   October 11, 2002
             -----------------------------
                   Barry M. Barovick
   President, Chief Executive Officer and a director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                   /s/ Ian Y. Bress                      October 11, 2002
             -----------------------------
                     Ian Y. Bress
                Chief Financial Officer

DIRECTORS
                                                         October 11, 2002
             -----------------------------
              R. David Anacker, Director
                          **                             October 11, 2002
             -----------------------------
              Anthony G. Antone, Director
                          **                             October 11, 2002
             -----------------------------
             C. Michael Kojaian, Director
                          **                             October 11, 2002
             -----------------------------
             Reuben S. Leibowitz, Director
                          **                             October 11, 2002
             -----------------------------
                Ian C. Morgan, Director
                          **                             October 11, 2002
             -----------------------------
             Steven H. Shepsman, Director
                                                         October 11, 2002
             -----------------------------
              Todd A. Williams, Director



                   /s/ Ian Y. Bress
             -----------------------------
**By: Ian Y. Bress, Attorney-in-Fact, pursuant to Powers Of Attorney

                                 CERTIFICATIONS

     I, Barry M. Barovick, certify that:

     1.   I have  reviewed  this  annual  report  on Form  10-K of Grubb & Ellis
          Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     Date: October 11, 2002

                                             /s/ Barry M. Barovick
                                     ------------------------------------
                                               Barry M. Barovick
                               President, Chief Executive Officer and a director

                                 CERTIFICATIONS

     I, Ian Y. Bress, certify that:

     1.   I have  reviewed  this  annual  report  on Form  10-K of Grubb & Ellis
          Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     Date: October 11, 2002

                                                /s/ Ian Y. Bress
                                     ------------------------------------
                                                  Ian Y. Bress
                                             Chief Financial Officer

                     GRUBB & ELLIS COMPANY AND SUBSIDIARIES

                                  EXHIBIT INDEX
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002


EXHIBIT

(3)     ARTICLES OF INCORPORATION AND BYLAWS

3.8 Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences, and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of the State of Delaware on September 13, 2002.

(10)    MATERIAL CONTRACTS

10.6 Separation Agreement entered into between Mark R. Costello and the Registrant, and General Release executed by Mr. Costello, dated as of July 12, 2002.

(21)    SUBSIDIARIES OF THE REGISTRANT

(23)    CONSENT OF INDEPENDENT AUDITORS

23.1    Consent of Ernst & Young LLP

(24)    POWERS OF ATTORNEY

(99)

99.1    Sarbanes-Oxley Act, Section 906 Certification

99.2    Annual Earnings Release for the fiscal year ended June 30, 2002

(A) Exhibits incorporated by reference are listed in Item 14 (a) 3 of this Report