Form 10-Q
period 2002-09-30
GRUBB & ELLIS CO
filed 2002-11-15
CIK 216039

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

Yes _X_    No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___    No _X_

                                   15,116,825
             ------------------------------------------------------
                (Number of shares outstanding of the registrant's
                        common stock at November 1, 2002)

                                     PART I





                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GRUBB & ELLIS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                               September 30,   June 30,
                                                                                   2002          2002
                                                                               -------------  ---------
Current assets:
   Cash and cash equivalents                                                     $ 11,202     $ 14,085
   Services fees receivable, net                                                   13,918       13,212
   Other receivables                                                                3,036        3,396
   Professional service contracts, net                                              1,589        1,974
   Prepaid income taxes                                                             6,950        6,890
   Prepaid and other current assets                                                 1,638          586
   Deferred tax assets, net                                                         1,657        1,563
                                                                                 --------     --------
         Total current assets                                                      39,990       41,706
Noncurrent assets:
   Equipment, software and leasehold improvements, net                             17,186       17,843
   Goodwill, net                                                                   26,958       26,958
   Deferred tax assets, net                                                         1,004          947
   Other assets                                                                     3,143        2,923
                                                                                 --------     --------

        Total assets                                                             $ 88,281     $ 90,377
                                                                                 ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $  4,524     $  5,569
    Commissions payable                                                             5,011        5,347
    Credit facility debt                                                            7,300        5,750
    Accrued compensation and employee benefits                                     17,080       16,243
    Deferred commissions payable                                                    1,276          403
    Other accrued expenses                                                          4,702        4,143
                                                                                 --------     --------
        Total current liabilities                                                  39,893       37,455
Long-term liabilities:
    Credit facility debt                                                           24,000       26,000
    Note payable - affiliate, net                                                      --       10,660
    Accrued claims and settlements                                                  7,354        7,823
    Other liabilities                                                               2,406        2,573
                                                                                 --------     --------
        Total liabilities                                                          73,653       84,511
                                                                                 --------     --------
Stockholders' equity:
    Preferred stock: 1,000,000 shares authorized; 11,725 Series A shares
          issued and outstanding at $1,000 stated value at September 30, 2002      11,725           --
    Common stock, $.01 par value: 50,000,000 shares authorized;
          15,078,299 shares issued and outstanding at September 30, 2002
          and 15,028,839 shares at June 30, 2002                                      151          150
    Additional paid-in-capital                                                     71,403       72,084
    Accumulated other comprehensive loss                                             (332)        (283)
    Retained deficit                                                              (68,319)     (66,085)
                                                                                 --------     --------
        Total stockholders' equity                                                 14,628        5,866
                                                                                 --------     --------

        Total liabilities and stockholders' equity                               $ 88,281     $ 90,377
                                                                                 ========     ========

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                             For the three months ended
                                                                    September 30,
                                                           -----------------------------
                                                                2002             2001
                                                           ------------     ------------
Revenue:
    Transaction services fees                              $     64,651     $     63,610
    Management services fees                                     12,199           13,178
                                                           ------------     ------------
       Total revenue                                             76,850           76,788
                                                           ------------     ------------
Costs and expenses:
    Services commissions                                         38,112           36,793
    Salaries, wages and benefits                                 22,873           25,153
    Selling, general and administrative                          15,680           15,415
    Depreciation and amortization                                 2,047            2,800
    Other non-recurring expense                                     900               --
                                                           ------------     ------------
       Total costs and expenses                                  79,612           80,161
                                                           ------------     ------------
                Total operating loss                             (2,762)          (3,373)

Other income and expenses:
    Interest income                                                  93              116
    Interest expense                                               (934)            (650)
                                                           ------------     ------------
        Loss before income taxes                                 (3,603)          (3,907)

Benefit for income taxes                                          1,369            1,641
                                                           ------------     ------------

Net loss                                                         (2,234)          (2,266)

Preferred stock dividends accrued                                   (42)              --
                                                           ------------     ------------

Net loss to common stockholders                            $     (2,276)    $     (2,266)
                                                           ============     ============

Net loss per weighted average common share outstanding:

           Basic -                                         $      (0.15)    $      (0.17)
                                                           ============     ============

           Diluted -                                       $      (0.15)    $      (0.17)
                                                           ============     ============

Weighted average common shares outstanding:

           Basic -                                           15,071,848       13,447,107
                                                           ============     ============

           Diluted -                                         15,071,848       13,447,107
                                                           ============     ============




            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 For the three months ended
                                                                         September 30,
                                                                 --------------------------
                                                                     2002        2001
                                                                   --------     --------
Cash Flows from Operating Activities
    Net loss                                                       $ (2,234)    $ (2,266)
    Depreciation and amortization expense                             2,047        2,800
    Other adjustments to reconcile net loss to net cash
        provided by (used in) operating activities                   (1,358)         (55)
                                                                   --------     --------
          Net cash provided by (used in) operating activities        (1,545)         479
                                                                   --------     --------

Cash Flows from Investing Activities:
    Purchases of equipment, software and leasehold improvements        (915)      (1,364)
                                                                   --------     --------
          Net cash used in investing activities                        (915)      (1,364)
                                                                   --------     --------

Cash Flows from Financing Activities:
    Repayment of credit facility debt                                  (450)      (2,000)
    Other financing sources                                              27          561
                                                                   --------     --------
          Net cash used in financing activities                        (423)      (1,439)
                                                                   --------     --------

Net decrease in cash and cash equivalents                            (2,883)      (2,324)

Cash and cash equivalents at beginning of period                     14,085        7,248
                                                                   --------     --------

Cash and cash equivalents at end of period                         $ 11,202     $  4,924
                                                                   ========     ========











            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM PERIOD REPORTING

The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries (collectively, the "Company") and are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be achieved in future periods.

2. TOTAL COMPREHENSIVE LOSS

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

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $49,000 and $269,000 of unrealized losses during the three months ended September 30, 2002 and 2001, respectively. These losses, along with the Company's net losses of $2,234,000 and $2,266,000 for the three months ended September 30, 2002 and 2001, results in a Total Comprehensive Loss of $2,283,000 and $2,535,000 for the periods, respectively.

3. INCOME TAXES

The benefit for income taxes for the three months ended September 30, 2002 and 2001 is as follows (in thousands):

                                     For the three months ended
                                            September 30,
                                     --------------------------
                                         2002          2001
                                       ------        ------
                  Current              $1,218        $1,298
                  Deferred                151           343
                                       ------        ------
                                       $1,369        $1,641
                                       ======        ======

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. INCOME TAXES (CONTINUED)

The Company recorded prepaid taxes totaling approximately $6,950,000 and $6,890,000 as of September 30, 2002 and June 30, 2002, respectively. Included in these assets are tax refund receivables resulting from filed federal and state returns for the tax year ended December 31, 2001 totaling approximately $1,420,000 and $2,584,000 at September 30, 2002 and June 30, 2002, respectively.
Also included are tax effected operating loss carrybacks totaling approximately $5,530,000 and $4,306,000 at September 30, 2002 and June 30, 2002, respectively, which the Company will realize or has realized primarily against the federal tax liability payments made in prior tax years.

4. LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                      For the three months ended
                                                            September 30,
                                                      --------------------------
                                                           2002          2001
                                                         -------      --------

Net loss to common stockholders                          $(2,276)     $ (2,266)
                                                         =======      ========
BASIC EARNINGS PER COMMON SHARE:

Weighted average common shares outstanding                15,072        13,447
                                                         =======      ========

Net loss per common share - basic                        $ (0.15)     $  (0.17)
                                                         =======      ========
DILUTED EARNINGS PER COMMON SHARE:

Weighted average common shares outstanding                15,072        13,447
Effect of dilutive securities:
     Stock options and warrants                               --            --
                                                         -------      --------

Weighted average dilutive common shares outstanding       15,072        13,447
                                                         =======      ========

Net loss per common share - diluted                      $ (0.15)     $  (0.17)
                                                         =======      ========

Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were approximately 2,532,000 and 2,315,000 at September 30, 2002 and 2001, respectively, and were not included in the computation of diluted earnings per share because an operating loss was reported for the quarters ending September 30, 2002 and 2001.

5. ISSUANCE OF PREFERRED STOCK

On September 19, 2002, Kojaian Ventures, L.L.C. ("KV"), a related party, exercised its right to convert a subordinated promissory note it held into preferred stock of the Company. As a result of this conversion, 11,725 shares of the Company's Series A Preferred Stock were issued, with a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $11,725,000 were reclassified to stockholders' equity on the date of conversion. Issuance costs of $783,000, previously offset against the note obligations, were also reclassified as a reduction of additional paid in capital. The preferred stock carries a dividend coupon of 12%, compounded quarterly on a cumulative basis. Accrued dividends at September 30, 2002 totaled approximately $42,000.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. ISSUANCE OF PREFERRED STOCK (CONTINUED)

The preferred stock contains liquidation preference and voting rights equal to 1,007 common shares for each share of preferred stock, or a total of 11,807,075 common share equivalents, subject to adjustment. As a consequence of the conversion, there has been a change in the voting control of the Company, as these equivalents, along with 3,762,884 shares of outstanding common stock owned by KV and its affiliates (approximately 25% of the outstanding common stock of the Company), represent approximately 58% of the total voting power of the Company. The preferred stock is not convertible into any other securities of the Company or subject to redemption. Warburg Pincus Investors, L.P., which currently owns approximately 39% of the outstanding common stock of the Company, has approximately 22% of the total voting power.

6. SECURITIES EXCHANGE LISTING

The Company's common stock was listed on the New York Stock Exchange ("NYSE") pursuant to a listing agreement. As previously disclosed by the Company, the NYSE had accepted the Company's proposed business plan to attain compliance with the NYSE's listing standards on or before July 4, 2003. This plan had been submitted in response to a notification received by the Company on January 4, 2002 regarding non-compliance with such listing standards. As a result of the business plan's acceptance, the Company's common stock continued to be traded on the exchange, subject to the Company maintaining compliance with the plan and periodic review by the NYSE. Upon completion of a recent review, the NYSE announced on October 8, 2002 that the Company's common stock was being de-listed from the NYSE, due primarily to the Company's book value and market capitalization value being below minimum levels required by their listing standards. The Company's common stock commenced trading on the over-the-counter market ("OTC") effective October 17, 2002, under the symbol GBEL.OB, and ceased trading on the NYSE prior to the opening that day.

7. CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment tests of goodwill as of July 1, 2002. The Company has determined that no goodwill impairment will impact the earnings and financial position of the Company as of that date. Application of the non-amortization provisions of the Statement resulted in an increase in net operating income of approximately $391,000 for the quarter ended September 30, 2002 and is expected to result in an increase in net operating income of approximately $1.6 million for the fiscal year.

8. SEGMENT INFORMATION

The Company has two reportable segments - Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other non-recurring expenses ("EBITDA") that include an allocation of certain corporate level administrative expenses (amounts in thousands).

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8. SEGMENT INFORMATION (CONTINUED)

                                             Transaction  Management   Segment
                                              Services     Services     Totals
                                             -----------  ----------   --------
Three months ended September 30, 2002
    Total revenue                             $ 64,651    $ 12,199     $ 76,850
    EBITDA                                         663        (478)         185
    Total assets as of September 30, 2002       56,108      22,562       78,670

Three months ended September 30, 2001
    Total revenue                             $ 63,610    $ 13,178     $ 76,788
    EBITDA                                         113        (686)        (573)
    Total assets as of September 30, 2001       59,336      21,536       80,872


RECONCILIATION OF SEGMENT EBITDA TO INCOME (LOSS) BEFORE INCOME TAXES

                                        Three Months Ended September 30,
                                        --------------------------------
                                              2002         2001
                                            -------      -------
        Total segment EBITDA                $   185      $  (573)
        Less:
        Depreciation & amortization          (2,047)      (2,800)
        Non-recurring expense                  (900)          --
        Net interest expense                   (841)        (534)
                                            -------      -------
             Loss before income taxes       $(3,603)     $(3,907)
                                            =======      =======


RECONCILIATION OF SEGMENT ASSETS TO BALANCE SHEET (IN THOUSANDS):

                                             As of September 30,
                                            --------------------
                                              2002         2001
                                            -------      -------
        Total segment assets                $78,670      $80,872
        Current tax assets                    6,950        6,247
        Deferred tax assets                   2,661        5,174
                                            -------      -------
            Total assets                    $88,281      $92,293
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

Management believes that EBITDA as presented with respect to the Company's reportable segments is an important measure of cash generated by the Company's operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items, however, it also excludes interest and

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8. SEGMENT INFORMATION (CONTINUED)

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

9. COMMITMENTS AND CONTINGENCIES

CREDIT AGREEMENT COVENANTS:

The Company is subject to certain financial covenants pursuant to the terms of its credit agreement, including minimum EBITDA (as defined in the credit agreement) levels it must achieve. As of September 30, 2002 the Company had achieved these levels and is in compliance with this covenant. However, the Company's transaction services revenue is subject to seasonal fluctuations, with the calendar quarter ending December 31 historically providing from 28% to 34% of its annual transaction revenue. Based on the continuing economic downturn and the impact it is expected to have on the Company's projected operating performance, along with the uncertainty surrounding the seasonality of its primary revenue stream, it is possible the Company may not achieve the EBITDA performance needed to remain in compliance with its credit facility covenants for the upcoming quarter ending December 31, 2002. Failure to achieve EBITDA thresholds established in the Company's credit facility agreement would result in a technical default of the agreement, and the banks would have the right under the agreement to pursue various courses of action, including converting the debt into a demand obligation, or, in the alternative, granting waivers, amendments, or modifications of terms. In the event of such a default, there can be no assurances that such a waiver, amendment or modification to the credit agreement could be obtained.

ENVIRONMENTAL:

A  corporate  subsidiary  of  the  Company  owns  a 33%  interest  in a  general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvent in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Both the Company and each of the partnership's other partners have contributed new capital to finance the continuing assessment and remediation efforts, although there can be no assurance that such future contributions will be made by the other partners. The Company's share of anticipated costs to remediate and monitor this situation is estimated at approximately $818,000. As of September 30, 2002, approximately $351,000 of this amount has been paid and the remaining $467,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company's management believes that the outcome of these events will not have a material adverse effect on the consolidated financial position of the Company.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INSOLVENT INSURANCE PROVIDER:

In fiscal years 1999 and 2000, the Company's primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively "Reliance"). The Company has six open claims that were covered by Reliance policies upon the exhaustion of a self-insured retention. In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, and as a result casts doubt on the recovery of the Company's open claims. The Company has established loss reserves for the estimated settlement costs of the claims. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment on these claims both from appropriate state insurance guaranty associations and from the liquidator. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.

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

10. NON-RECURRING EXPENSE

A non-recurring expense consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company's former chief operating officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe," "expect," "should," "strive," "plan," "intend," "estimate" and "anticipate" or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder's value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company's ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company's ability to obtain these results and value include, among other things: (i) the volume of transactions and prices for real estate in the real estate markets generally,
(ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company's debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company's ability to implement, and the success of, new initiatives and investments, including expansion into new specialty areas and integration of the Company's business units, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on October 15, 2002.

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

Revenue in any given quarter during the three fiscal year period ended June 30, 2002, as a percentage of total annual revenue, ranged from a high of 34.4% to a low of 18.6%, with revenue earned in the first quarters of each of the last three fiscal years ranging from 23.0% to 26.2%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue of $76.9 million was recognized for the three months ended September 30, 2002 as compared to revenue of $76.8 million for the same period last year. Transaction services fees increased by $1.0 million in the current fiscal quarter over the same quarter in 2001 while management services fees decreased by $980,000 during that same period.

COSTS AND EXPENSES

Services commissions expense is the Company's largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive services commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased slightly to 59.0% for the quarter ended September 30, 2002 as compared to 57.8% for the same period in 2001.

Salaries, wages and benefits decreased by $2.3 million or 9.1% during the quarter ended September 30, 2002 as compared to September 30, 2001. Selling, general and administrative expenses were relatively flat, increasing by $265,000, or 1.7%, for the same period. The overall decrease in these operating costs of $2.0 million resulted from the company tightening its discretionary expenditures in response to the slowing general economy.

Depreciation and amortization expense for the quarter ended September 30, 2002 decreased to $2.0 million from $2.8 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $366,000 was recognized in the quarter ended September 30, 2002 compared to $662,000 for the same period in the prior year.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment tests of goodwill as of July 1, 2002. The Company has determined that no goodwill impairment will impact the earnings and financial position of the Company as of that date. Application of the non-amortization provisions of the Statement resulted in a decrease in depreciation and amortization expense and a corresponding increase in net operating income of approximately $391,000 for the quarter ended September 30, 2002 as compared to September 30, 2001. It is expected to result in an increase in net operating income of approximately $1.6 million for the fiscal year.

A non-recurring expense consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company's former chief operating officer.

Interest income decreased during the quarter ended September 30, 2002 as compared to the same periods in the prior year as a result of lower available invested cash.

Interest expense incurred during the quarters ended September 30, 2002 and 2001 was due primarily to the Company's term loan borrowings under the credit facility. Interest expense was also incurred during the quarter ended September 30, 2002 due to the note payable-affiliate funded in March 2002.

NET LOSS

The net loss for the three months ended September 30, 2002 was $2,234,000, or $0.15 per common share on a diluted basis, as compared to $2,266,000, or $0.17 per common share, for the same period in the prior fiscal year. The number of common shares outstanding at September 30, 2002 represented an increase over the previous year's number of outstanding common shares primarily due to the exercise of warrants in January 2002 to purchase 1,337,358 shares.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2002, the Company used cash flow of $1.5 million for operating activities, used $915,000 in investing activities for purchases of equipment, software and leasehold improvements, and used $423,000 in financing activities primarily for the repayment of credit facility borrowings.

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

On September 19, 2002, Kojaian Ventures, L.L.C. ("KV"), a related party, exercised its right to convert a subordinated promissory note it held into preferred stock of the Company. As a result of this conversion, 11,725 shares of the Company's Series A Preferred Stock were issued, with a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $11,725,000 were reclassified to stockholders' equity on the date of conversion. Issuance costs of $783,000, previously offset against the note obligations, were also reclassified as a reduction of additional paid in capital. The preferred stock carries a dividend coupon of 12%, compounded quarterly on a cumulative basis. Accrued dividends at September 30, 2002 totaled approximately $42,000.

The preferred stock contains liquidation preference and voting rights equal to 1,007 common shares for each share of preferred stock, or a total of 11,807,075 common share equivalents, subject to adjustment. As a consequence of the conversion, there has been a change in the voting control of the Company, as these equivalents, along with 3,762,884 shares of outstanding common stock owned by KV and its affiliates (approximately 25% of the outstanding common stock of the Company), represent approximately 58% of the total voting power of the Company. The preferred stock is not convertible into any other securities of the Company or subject to redemption. Warburg Pincus Investors, L.P., which currently owns approximately 39% of the outstanding common stock of the Company, has approximately 22% of the total voting power.

The Company's common stock was listed on the New York Stock Exchange ("NYSE") pursuant to a listing agreement. As previously disclosed by the Company, the NYSE had accepted the Company's proposed business plan to attain compliance with the NYSE's listing standards on or before July 4, 2003. This plan had been submitted in response to a notification received by the Company on January 4, 2002 regarding non-compliance with such listing standards. As a result of the business plan's acceptance, the Company's common stock continued to be traded on the exchange, subject to the Company maintaining compliance with the plan and periodic review by the NYSE. Upon completion of a recent review, the NYSE announced on October 8, 2002 that the Company's common stock was being de-listed from the NYSE, due primarily to the Company's book value and market capitalization value being below minimum levels required by their listing standards. The Company's common stock commenced trading on the over-the-counter market ("OTC") effective October 17, 2002, under the symbol GBEL.OB, and ceased trading on the NYSE prior to the opening that day.

The Company has principal payment obligations under the term portion of its Credit Facility of $31.3 million as of September 30, 2002, of which $7.3 million becomes due over the twelve months ending September 30, 2003.

The Company is subject to certain financial covenants pursuant to the terms of its credit agreement, including minimum EBITDA (as defined in the credit agreement) levels it must achieve. As of September 30, 2002 the Company had achieved these levels and is in compliance with this covenant. However, the Company's transaction services revenue is subject to seasonal fluctuations, with the calendar quarter ending December 31 historically providing from 28% to 34% of its annual transaction revenue. Based on the continuing economic downturn and the impact it is expected to have on the Company's projected operating performance, along with the uncertainty surrounding the seasonality of its primary revenue stream, it is possible the Company may not achieve the EBITDA performance needed to remain in compliance with its credit facility covenants for the upcoming quarter ending December 31, 2002. Failure to achieve EBITDA thresholds established in the Company's credit facility agreement would result in a technical default of the agreement, and the banks would have the right under the agreement to pursue various courses of action, including converting the debt into a demand obligation, or, in the alternative, granting waivers, amendments, or modifications of terms. In the event of such a default, there can be no assurances that such a waiver, amendment or modification to the credit agreement could be obtained.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March, 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of September 30, 2002 the Company had $13.5 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three-month LIBOR based rate from the counter-parties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:

                        Notional Amount              Date
                        ---------------         --------------
                         $10,500,000             June 30, 2003
                           8,000,000            March 31, 2004

When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of September 30, 2002, there was a net decline in interest rates since the Company had entered into the agreements, and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $332,000, net of taxes.

To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2002 (in thousands):

                 Notional Amount                            $13,500
                 Fair Value to the Company                     (332)
                 Change in Fair Value to the Company
                     Reflecting Change in Interest Rates
                     - 100 BPS                                  (80)
                     + 100 BPS                                   79

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.


ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information required to be included in Company's Exchange Act filings. In addition, there have been no significant changes in the internal controls, or in other factors that could significantly affect internal controls, subsequent to the date that the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART II




                                OTHER INFORMATION

                        (ITEMS 3 AND 5 ARE NOT APPLICABLE
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002)

ITEM 1. LEGAL PROCEEDINGS

The disclosure called for by Item 1 is incorporated by reference to Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On September 13, 2002, the Company filed an Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock ("Certificate of Designations") with the Delaware Secretary of State, which had been approved by the Board of Directors of the Company. Pursuant to the Certificate of Designations, the Company authorized 60,000 shares of preferred stock as Series A Preferred Stock, with a liquidation preference generally equal to 40% of the consideration available to all common equity holders upon liquidation.

(b) and (c) On September 19, 2002, Kojaian Ventures, L.L.C. ("KV") exercised its right to convert the outstanding principal, accrued interest and certain costs of a promissory note in the face amount of $11,237,500, which had been issued by the Company in May 2002, into 11,725 shares of Series A Preferred Stock. At the conversion date, each share of Series A Preferred Stock had voting power equivalent to 1,007 shares of common stock of the Company, subject to adjustment. The shares were exempt from the registration requirements under
Section 4(2) of the Act. The issuance and sale of the convertible note and the issuance of the Series A Preferred Stock were not underwritten. See Notes 5 of Notes to Condensed, Consolidated Financial Statements, and such disclosure is incorporated herein by reference.

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

(4)     INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY   HOLDERS,   INCLUDING
        INDENTURES.

4.1 Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 8, 2002 incorporated herein by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed on March 12, 2002.

4.2 Certificate of Amendment of Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, incorporated herein by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

4.3 Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002, incorporated herein by reference to Exhibit 3.8 to the Registrant's Annual Report on Form 10-K filed on October 15, 2002.

4.4 Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

4.5 Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 and executed by Grubb & Ellis Company, incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

4.6 Copy of Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 issued by the Registrant to Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

(10)    MATERIAL CONTRACTS

10.1* Separation Agreement entered into between Mark R. Costello and the Registrant, and General Release executed by Mr. Costello, dated as of July 12, 2002, incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on October 15, 2002.

*Management contract or compensatory plan or arrangement.

(99)    OTHER INFORMATION

99.1    SARBANES-OXLEY ACT, SECTION 906 CERTIFICATION

(B)     REPORTS ON FORM 8-K

        None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GRUBB &  ELLIS COMPANY
                                                     (Registrant)


Date:  November 14, 2002                          /s/ Ian Y. Bress
                                                  ------------------------
                                                  Ian Y. Bress
                                                  Chief Financial Officer

                                 CERTIFICATIONS


I, Barry M. Barovick, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Grubb & Ellis Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                               /s/ Barry M. Barovick
                               -----------------------
                               Barry M. Barovick
                               President, Chief Executive Officer and a director

                                 CERTIFICATIONS


I, Ian Y. Bress, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Grubb & Ellis Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                       /s/ Ian Y. Bress
                                       -----------------------
                                       Ian Y. Bress
                                       Chief Financial Officer

                              GRUBB & ELLIS COMPANY

                                  EXHIBIT INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


EXHIBIT

(99)    OTHER INFORMATION

99.1    Sarbanes-Oxley Act, Section 906 Certification