Form 10-Q
period 2002-12-31
GRUBB & ELLIS CO
filed 2003-02-14
CIK 216039

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                     DECEMBER 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                         Commission File Number: 1-8122

                              GRUBB & ELLIS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                                  94-1424307
-----------------------------------                                   ----------
 (State or other jurisdiction of                                (I.R.S. Employer
   incorporation or organization)                           Identification  No.)

                          2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
     ----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 753-7500
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X
    ---    ---

                                   15,174,226
                  --------------------------------------------
                (Number of shares outstanding of the registrant's
                        common stock at February 1, 2003)

                                     PART I



                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GRUBB & ELLIS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                 December 31,        June 30,
                                                                                     2002              2002
                                                                                --------------     ------------
Current assets:
   Cash and cash equivalents                                                    $       17,534     $     14,085
   Services fees receivable, net                                                        16,409           13,212
   Other receivables                                                                     2,739            3,396
   Professional service contracts, net                                                   1,919            1,974
   Prepaid income taxes                                                                  5,880            6,890
   Prepaid and other current assets                                                      1,826              586
   Deferred tax assets, net                                                              1,585            1,563
                                                                                --------------     ------------
         Total current assets                                                           47,892           41,706
Noncurrent assets:
   Equipment, software and leasehold improvements, net                                  16,533           17,843
   Goodwill, net                                                                        26,958           26,958
   Deferred tax assets, net                                                                468              947
   Other assets                                                                          4,109            2,923
                                                                                --------------     ------------
        Total assets                                                            $       95,960     $     90,377
                                                                                ==============     ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $        5,045     $      5,569
    Commissions payable                                                                  8,047            5,347
    Credit facility debt                                                                 8,700            5,750
    Accrued compensation and employee benefits                                          13,819           16,243
    Deferred commissions payable                                                         7,577              403
    Other accrued expenses                                                               6,353            4,143
                                                                                --------------     ------------
        Total current liabilities                                                       49,541           37,455
Long-term liabilities:
    Credit facility debt                                                                20,300           26,000
    Note payable - affiliate, net                                                           --           10,660
    Accrued claims and settlements                                                       7,454            7,823
    Other liabilities                                                                    2,209            2,573
                                                                                --------------     ------------
        Total liabilities                                                               79,504           84,511
                                                                                --------------     ------------
Stockholders' equity:
    Preferred stock:  1,000,000 shares authorized; 11,725 Series A shares
          issued and outstanding at $1,000 stated value at December 31, 2002            11,725               --
    Common stock, $.01 par value: 50,000,000 shares authorized;
          15,116,825 shares issued and outstanding at December 31, 2002
            and 15,028,839 shares at June 30, 2002                                         151              150
    Additional paid-in-capital                                                          71,477           72,084
    Accumulated other comprehensive loss                                                  (288)            (283)
    Retained deficit                                                                   (66,609)         (66,085)
                                                                                --------------     ------------
        Total stockholders' equity                                                      16,456            5,866
                                                                                --------------     ------------
        Total liabilities and stockholders' equity                              $       95,960     $     90,377
                                                                                ==============     ============

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                   For the three months               For the six months
                                                                    ended December 31,                ended December 31,
                                                             ------------------------------    -------------------------------
                                                                 2002             2001             2002              2001
                                                             ------------    --------------    -------------     -------------
  Revenue:
     Transaction services fees                               $     75,148    $       88,366    $     139,799     $     151,976
     Management services fees                                      12,955            12,992           25,154            26,170
                                                             ------------    --------------    -------------     -------------
        Total revenue                                              88,103           101,358          164,953           178,146
                                                             ------------    --------------    -------------     -------------
  Costs and expenses:
     Services commissions                                          45,235            53,385           83,347            90,178
     Salaries, wages and benefits                                  18,200            26,049           41,073            51,202
     Selling, general and administrative                           18,420            17,604           34,100            33,019
     Depreciation and amortization                                  2,060             2,790            4,107             5,590
     Impairment and other non-recurring items                         884            (1,700)           1,784            (1,700)
                                                             ------------    --------------    -------------     -------------
        Total costs and expenses                                   84,799            98,128          164,411           178,289
                                                             ------------    --------------    -------------     -------------

                  Total operating income (loss)                     3,304             3,230              542              (143)
  Other income and expenses:
     Interest income                                                   78               101              171               199
     Interest expense                                                (624)             (615)          (1,558)           (1,247)
                                                             ------------    --------------    -------------     -------------
        Income (loss) before income taxes                           2,758             2,716             (845)           (1,191)
   Benefit (provision) for income taxes                            (1,048)           (1,422)             321               219
                                                             ------------    --------------    -------------     -------------
  Net income (loss)                                                                   1,294             (524)             (972)
                                                                    1,710
  Preferred stock dividends accrued                                  (356)               --             (398)               --
                                                             ------------    --------------    -------------     -------------
  Net income (loss) to common stockholders                   $      1,354    $        1,294    $        (922)    $        (972)
                                                             ============    ==============    =============     =============
  Net income (loss) per weighted average common
    share outstanding:
     Basic -                                                 $       0.09    $         0.10    $       (0.06)    $       (0.07)
                                                             ============    ==============    =============     =============
     Diluted -                                               $       0.09    $         0.09    $       (0.06)    $       (0.07)
                                                             ============    ==============    =============     =============
  Weighted average common shares outstanding:
     Basic -                                                   15,109,706        13,545,489       15,090,777        13,496,298
                                                             ============    ==============    =============     =============
     Diluted -                                                 15,109,706        13,679,015       15,090,777        13,496,298
                                                             ============    ==============    =============     =============




            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      For the six months ended
                                                                            December 31,
                                                                  --------------------------------
                                                                       2002              2001
                                                                  --------------    --------------
Cash Flows from Operating Activities:
    Net loss                                                      $         (524)   $         (972)
    Deferral of payment of services commissions expense                    7,174            14,174
    Depreciation and amortization expense                                  4,107             5,590
    Accrued compensation and employee benefits                            (2,279)            7,401
    Other adjustments to reconcile net loss to net cash
          provided by operating activities                                   (50)             (852)
                                                                  --------------    --------------
          Net cash provided by operating activities                        8,428            25,341
                                                                  --------------    --------------
Cash Flows from Investing Activities:
    Purchases of equipment, software and leasehold improvements           (2,242)           (2,551)
                                                                  --------------    --------------
          Net cash used in investing activities                           (2,242)           (2,551)
                                                                  --------------    --------------
Cash Flows from Financing Activities:
    Repayment of credit facility debt                                     (2,750)           (5,000)
    Other financing sources                                                   13               583
                                                                  --------------    --------------
               Net cash used in financing activities                      (2,737)           (4,417)
                                                                  --------------    --------------
Net increase in cash and cash equivalents                                  3,449            18,373
Cash and cash equivalents at beginning of period                          14,085             7,248
                                                                  --------------    --------------
Cash and cash equivalents at end of period                        $       17,534    $       25,621
                                                                  ==============    ==============





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

Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be achieved in future periods.

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

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $5,000 and $220,000 of unrealized losses during the six months ended December 31, 2002 and 2001, respectively. These losses, along with the Company's net losses of $922,000 and $972,000 for the six months ended December 31, 2002 and 2001, results in a Total Comprehensive Loss of $927,000 and $1,192,000 for the periods, respectively.

3. INCOME TAXES

The benefit (provision) for income taxes for the six months ended December 31, 2002 and 2001 is as follows (in thousands):

                                      For the six months ended
                                            December 31,
                                --------------------------------
                                     2002               2001
                                --------------     -------------

                    Current               $778        $     350
                    Deferred              (457)            (131)
                                 -------------     ------------

                                          $321        $     219
                                 =============     ============

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. INCOME TAXES (CONTINUED)

The Company recorded prepaid taxes totaling approximately $5,880,000 and $6,890,000 as of December 31, 2002 and June 30, 2002, respectively. Included in these assets are tax refund receivables resulting from filed federal and state returns for the tax year ended December 31, 2001 totaling approximately $885,000 and $2,584,000 at December 31, 2002 and June 30, 2002, respectively. Also included are tax effected operating loss carrybacks totaling approximately $4,995,000 and $4,306,000 at December 31, 2002 and June 30, 2002, respectively, which the Company will realize or has realized primarily against the federal tax liability payments made in prior tax years.

4. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                        For the three months ended       For the six months ended
                                                               December 31,                    December 31,
                                                      -----------------------------     ---------------------------
                                                          2002             2001            2002             2001
                                                      ------------     ------------     -----------      ----------
NET INCOME (LOSS) TO COMMON STOCKHOLDERS              $      1,354     $      1,294     $      (922)     $     (972)
                                                      ============     ============     ===========      ==========
BASIC EARNINGS PER COMMON SHARE:

Weighted average common shares outstanding            $     15,110           13,545          15,091          13,496
                                                      ============     ============     ===========      ==========
Net income (loss) per common share - basic
                                                      $       0.09     $       0.10     $     (0.06)     $    (0.07)
                                                      ============     ============     ===========      ==========
DILUTED EARNINGS PER COMMON SHARE:
Weighted average common shares outstanding                  15,110           13,545          15,091          13,496
Effect of dilutive securities:
   Stock options and warrants                                   --              134              --              --
                                                      ------------     ------------     -----------      ----------
Weighted average dilutive common shares outstanding         15,110           13,679          15,091          13,496
                                                      ============     ============     ===========      ==========
Net income (loss) per common share - diluted          $       0.09     $       0.09     $     (0.06)     $    (0.07)
                                                      ============     ============     ===========      ==========

Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were approximately 2,450,000 and 2,544,000 at December 31, 2002 and 2001, respectively, and were not included in the computation of diluted earnings per share either because the option exercise price was greater than the average market price of the common shares for the six months or an operating loss was reported for the six months ending December 31, 2002 and 2001.

5. ISSUANCE OF PREFERRED STOCK

On September 19, 2002, Kojaian Ventures, L.L.C. ("KV"), a related party, exercised its right to convert a subordinated promissory note it held into preferred stock of the Company. As a result of this conversion, 11,725 shares of the Company's Series A Preferred Stock were issued, with a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $11,725,000 were reclassified to stockholders' equity on the date of conversion. Issuance costs of $783,000, previously offset against the note obligations, were also reclassified as a reduction of additional paid in capital. The preferred stock carries a dividend coupon of 12%, compounded quarterly on a cumulative basis. Accrued dividends at December 31, 2002 totaled approximately $398,000.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ISSUANCE OF PREFERRED STOCK (CONTINUED)

The preferred stock contains liquidation preference and voting rights equal to 990 common shares for each share of preferred stock, or a total of 11,607,750 common share equivalents, subject to adjustment. As a consequence of the conversion, there has been a change in the voting control of the Company, as these equivalents, along with 3,762,884 shares of outstanding common stock owned by KV and its affiliates (approximately 25% of the outstanding common stock of the Company), represent approximately 57% of the total voting power of the Company. The preferred stock is not convertible into any other securities of the Company or subject to redemption. Warburg Pincus Investors, L.P., which currently owns approximately 39% of the outstanding common stock of the Company, has approximately 22% of the total voting power.

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

7. CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment tests of goodwill as of July 1, 2002. The Company has determined that no goodwill impairment will impact the earnings and financial position of the Company as of that date. Application of the non-amortization provisions of the Statement resulted in an increase in net operating income of approximately $391,000 and $783,000 for the three and six month periods ended December 31, 2002 as compared to the same periods in 2001, or $0.03 and $0.05 per share, respectively, and is expected to result in an increase in net operating income of approximately $1.6 million for the fiscal year.

8. SEGMENT INFORMATION

The Company has two reportable segments - Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other non-recurring expenses ("EBITDA") that include an allocation (primarily based on segment revenue) of certain corporate level administrative expenses (amounts in thousands).

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. SEGMENT INFORMATION (CONTINUED)

                                                   Transaction       Management       Segment
                                                     Services         Services        Totals
                                                   -----------       -----------     ---------
Six months ended December 31, 2002
    Total revenue                                    $139,799         $ 25,154        $164,953
    EBITDA                                              7,169             (736)          6,433
    Total assets as of December 31, 2002               67,383           20,486          87,869

Six months ended December 31, 2001
    Total revenue                                    $151,976         $ 26,170        $178,146
    EBITDA                                              5,320           (1,573)          3,747
    Total assets as of December 31, 2001               81,294           20,467         101,761

         RECONCILIATION OF SEGMENT EBITDA TO INCOME (LOSS) BEFORE INCOME TAXES

                                      SIX MONTHS ENDED DECEMBER 31,
                                      -----------------------------
                                          2002              2001
                                      -----------        ----------
Total segment EBITDA                  $     6,433        $    3,747
Less:

Depreciation & amortization                (4,107)           (5,590)


Non-recurring items                        (1,784)            1,700
Net interest expense                       (1,387)           (1,048)

                                      -----------        ----------

    Loss before income taxes          $      (845)       $   (1,191)
                                      ===========        ==========

         RECONCILIATION OF SEGMENT ASSETS TO BALANCE SHEET (IN THOUSANDS):

                                                         AS OF DECEMBER 31,
                                                --------------------------------
                                                    2002              2001
                                                -------------    ---------------

                 Total segment assets             $  87,869        $  101,761
                 Current tax assets                   6,038             5,349
                 Deferred tax assets                  2,053             4,700
                                                -------------    ---------------

                     Total assets                 $  95,960        $  111,810
                                                =============    ===============

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

9. COMMITMENTS AND CONTINGENCIES

CREDIT AGREEMENT COVENANTS:

The Company is subject to certain financial covenants pursuant to the terms of its credit agreement, including minimum EBITDA (as defined in the credit agreement) levels it must achieve. On December 20, 2002, the Company received a waiver through March 31, 2003 with respect to any default regarding the minimum EBITDA levels for the quarter ended December 31, 2002 which levels were not achieved. The waiver also provided for an increase in interest rates of 50 basis points on borrowings until such time as the outstanding principal due falls below $24.0 million, and accelerated certain principal repayments of $1.7 million.

Prior to the expiration of the EBITDA waiver at March 31, 2003 the Company will seek to reach an amendment agreement with its lenders establishing new EBITDA thresholds to avoid future defaults under the credit agreement. The Company remains current on its debt service payments under the credit agreement, and has initiated discussions with the lenders to achieve appropriate amended terms. The Company also has continued to provide additional historical and forecasted financial information to the lenders to support efforts to accomplish these amended terms. There can be no assurance that the Company will conclude an amendment with its lending group by March 31, 2003.

ENVIRONMENTAL:

A  corporate  subsidiary  of  the  Company  owns  a 33%  interest  in a  general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvent in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership's other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. The Company's share of anticipated costs to remediate and monitor this situation is estimated at approximately $818,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. As of December 31, 2002, approximately $351,000 of this amount has been paid and the remaining

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

$467,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company's management believes that the outcome of these events will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

         EXECUTIVE CHANGE OF CONTROL PLAN:

In December 2002, the Company was named as a defendant in a complaint filed by an executive officer of the Company in the Eastern Division of the U.S. District Court for the Northern District of Illinois, pursuant to which such executive officer is seeking a determination whether a "change of control" has occurred at the Company, as that term is defined in the Company's Executive Change of Control Plan. The Company believes the litigation is without merit and intends to vigorously defend the litigation. Accordingly, the Company's financial statements for the period ended December 31, 2002 do not reflect any adjustments for this contingency.

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

10. NON-RECURRING ITEMS

A non-recurring expense consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company's former Chief Operating Officer. During the quarter ended December 31, 2002, additional non-recurring expenses totaling $884,000 were incurred, consisting of severance of $150,000 and other costs totaling $734,000 related to office closure costs.

During the quarter ended December 31, 2001 the Company concluded long standing litigation proceedings on the JOHN W. MATTHEWS, ET AL. V KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. ("Matthews") case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company's insurance carriers ("Reliance"

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. NON-RECURRING ITEMS (CONTINUED)

liquidation). (See Note 9 for additional information.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other non-recurring expense in the quarter ending December 31, 2001 totaling $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. As a result of these events, the Company recognized net non-recurring income of $1.7 million for the quarter and six months ended December 31, 2001.

11. CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended December 31, 2002, the Company reduced its estimate of incentive bonus payments expected to be made to eligible employees based upon calendar year 2002 operating results. This change in estimate was a result of the continuing economic downturn being encountered in the real estate services industry which directly impacted the Company's operations for the year. The Company recorded this revision as a reduction to salaries, wages and benefits expense totaling approximately $3.9 million in its statement of operations for the quarter ended December 31, 2002.

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

Revenue in any given quarter during the three fiscal year period ended June 30, 2002, as a percentage of total annual revenue, ranged from a high of 34.4% to a low of 18.6%, with revenue earned in the second quarters of each of the last three fiscal years ranging from 28.4% to 34.4%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue of $165.0 million was recognized for the six months ended December 31, 2002 as compared to revenue of $178.1 million for the same period last year. Transaction services fees decreased by $12.2 million in the current fiscal period over the same period in 2001 due to the weakening general economy and its impact on the real estate industry through negative absorption and higher vacancy rates, while management services fees decreased by $1.0 million or 3.9% during that same period.

Total revenue for the quarter ended December 31, 2002 was $88.1 million, a decrease of 13.1% over revenue of $101.4 for the same period last year. Transaction services fees decreased $13.2 million or 15.0% over the prior year period, while management services fees decreased by $37,000 or 0.3%.

COSTS AND EXPENSES

Services commissions expense is the Company's largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive services commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased slightly to 59.6% for the six months ended December 31, 2002 as compared to 59.3% for the same period in 2001 and decreased slightly to 60.2% from 60.4% for the respective quarters ended December 31 in the same periods.

Salaries, wages and benefits decreased by $10.1 million or 19.8% during the six months ended December 31, 2002 as compared to December 31, 2001. Please see Note 11 of Notes to Condensed Consolidated Financial Statements for additional information. Selling, general and administrative expenses were relatively flat, increasing by $1.1 million, or 3.3%, for the same period. The net decrease in operating costs of $9.0 million resulted primarily from the Company tightening its expenditures through a reduction in workforce in March 2002, along with the reduction of bonus payments and the elimination of the company match to the 401(k) Plan for qualified employees for calendar year 2002.

Depreciation and amortization expense for the six months ended December 31, 2002 decreased to $4.1 million from $5.6 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $761,000 was recognized in the six months ended December 31, 2002 compared to $1.3 million for the same period in the prior year.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment tests of goodwill as of July 1, 2002. The Company has determined that no goodwill impairment will impact the earnings and financial position of the Company as of that date. Application of the non-amortization provisions of the Statement resulted in a decrease in depreciation and amortization expense and a corresponding increase in net operating income of approximately $391,000 and $783,000 for the three and six month periods ended December 31, 2002 as compared to the same periods in 2001, or $0.03 and $0.05 per share, respectively. It is expected to result in an increase in net operating income of approximately $1.6 million for the fiscal year.

A non-recurring expense consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company's former chief operating officer. During the quarter ended December 31, 2002, additional non- recurring expenses totaling $884,000 were incurred, consisting of severance of $150,000 and other costs totaling $734,000 related to office closure costs.

During the quarter ended December 31, 2001, the Company concluded long standing litigation proceedings on the JOHN W. MATTHEWS, ET AL. V KIDDER, PEABODY & CO., ET AL. AND HSM INC., ET AL. ("Matthews") case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company's insurance carriers ("Reliance" liquidation). (See Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for additional information.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other non-recurring expense in the quarter ended December 31 2001 totaling $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. As a result of these events, the Company recognized net non-recurring income of $1.7 million for the quarter and six months ended December 31, 2001.

Interest income decreased during the three and six month periods ended December 31, 2002 as compared to the same periods in the prior year as a result of lower available invested cash.

Interest expense incurred during the six months ended December 31, 2002 and 2001 was due primarily to the Company's term loan borrowings under the credit facility. Interest expense was also incurred during the six months ended December 31, 2002 due to the note payable-affiliate funded in March 2002 and subsequently converted to preferred stock in September 2002. See Note 5 of Notes to Condensed Consolidated Financial Statements.

NET INCOME (LOSS)

The net loss for the six months ended December 31, 2002 was $922,000, or $0.06 per common share on a diluted basis, as compared to $972,000, or $0.07 per common share, for the same period in the prior fiscal year. For the quarter ended December 31, 2002, net income was $1,354,000, or $0.09 per common share on a diluted basis, as compared to net income of $1,294,000, or $0.09 per common share for the same period in fiscal year 2002. The number of common shares outstanding at December 31, 2002 represented an increase over the previous year's number of outstanding common shares primarily due to the exercise of warrants in January 2002 to purchase 1,337,358 shares.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2002, the Company generated cash flow from operations of $8.4 million, used $2.2 million in investing activities for purchases of equipment, software and leasehold improvements, and used $2.7 million in financing activities primarily for the repayment of credit facility borrowings.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $7.6 million, related to revenues earned in calendar year 2002, were paid in January 2003, and incentive bonuses of approximately $2.0 million are expected to be paid in mid March 2003.

In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company's cash requirements are not met by operating cash flow or available debt or equity proceeds, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances.

See Note 8 of Notes to Condensed  Consolidated Financial Statements in Item 1 of
this  Report  for  information  concerning  earnings  before  interest,   taxes,
depreciation and amortization.

On September 19, 2002, Kojaian Ventures, L.L.C. ("KV"), a related party, exercised its right to convert a subordinated promissory note it held into preferred stock of the Company. As a result of this conversion, 11,725 shares of the Company's Series A Preferred Stock were issued, with a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $11,725,000 were reclassified to stockholders' equity on the date of conversion. Issuance costs of $783,000, previously offset against the note obligations, were also reclassified as a reduction of additional paid in capital. The preferred stock carries a dividend coupon of 12%, compounded quarterly on a cumulative basis. Accrued dividends at December 31, 2002 totaled approximately $398,000.

The preferred stock contains liquidation preference and voting rights equal to 990 common shares for each share of preferred stock, or a total of 11,607,750 common share equivalents, subject to adjustment. As a consequence of the conversion, there has been a change in the voting control of the Company, as these equivalents, along with 3,762,884 shares of outstanding common stock owned by KV and its affiliates (approximately 25% of the outstanding common stock of the Company), represent approximately 57% of the total voting power of the Company. The preferred stock is not convertible into any other securities of the Company or subject to redemption. Warburg Pincus Investors, L.P., which currently owns approximately 39% of the outstanding common stock of the Company, has approximately 22% of the total voting power.

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

The Company has principal payment obligations under the term portion of its credit facility of $29.0 million as of December 31, 2002, of which $8.7 million becomes due over the twelve months ending December 31, 2003.

The Company is subject to certain financial covenants pursuant to the terms of its credit agreement, including minimum EBITDA (as defined in the credit agreement) levels it must achieve. On December 20, 2002, the Company received a waiver through March 31, 2003 with respect to any default regarding the minimum EBITDA levels for the quarter ended December 31, 2002 which levels were not achieved. The waiver also provided for an increase in interest rates of 50 basis points on borrowings until such time as the outstanding principal falls below $24.0 million, and accelerated principal repayments of $1.7 million.

Prior to the expiration of the EBITDA waiver at March 31, 2003 the Company will seek to reach an amendment agreement with its lenders establishing new EBITDA thresholds to avoid future defaults under the credit agreement. The Company remains current on its debt service payments under the credit agreement, and has initiated discussions with the lenders to achieve appropriate amended terms. The Company also has continued to provide additional historical and forecasted financial information to the lenders to support efforts to accomplish these amended terms. There can be no assurance that the Company will conclude an amendment with its lending group by March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of December 31, 2002 the outstanding principal balances on these debt obligations totaled $29.0 million, of which $8.7 million is due over the next twelve months. Since interest payments on these obligations will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March, 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of December 31, 2002 the Company had $12.0 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three-month LIBOR based rate from the counter-parties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:

                   Notional Amount                  Date
                -----------------------      ------------------
                           $10,500,000           June 30, 2003
                             8,000,000          March 31, 2004

When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of December 31, 2002, there was a net decline in interest rates since the Company had entered into the agreements, and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $288,000, net of taxes.

To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2002 (in thousands):

                 Notional Amount                             $12,000
                 Fair Value to the Company                      (288)
                 Change in Fair Value to the Company
                     Reflecting Change in Interest Rates
                     - 100 BPS                                   (62)
                     + 100 BPS                                    61

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

                                     PART II










                                OTHER INFORMATION

                      (ITEMS 2, 3 AND 5 ARE NOT APPLICABLE
                    FOR THE QUARTER ENDED DECEMBER 31, 2002)

ITEM 1. LEGAL PROCEEDINGS

The disclosure called for by Item 1 is incorporated by reference to Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 annual meeting of stockholders of the Company was held on November 19, 2002. The Company submitted to a vote of stockholders, through the solicitation of proxies, the election of eight directors, representing the entire Board of Directors. The votes cast for and withheld with respect to each nominee for election as director were as follows:

                                                        VOTES WITHHOLDING
                        NOMINEE          VOTES FOR         AUTHORITY
                        -------          ---------      ------------------
                 R. David Anacker        26,588,887           44,489
                 Anthony G. Antone       26,596,235           37,141
                 Barry M. Barovick       26,582,960           50,410
                 C. Michael Kojaian      26,591,561           41,815
                 Reuben S. Leibowitz     26,581,514           51,862
                 Ian C. Morgan           26,587,423           45,953
                 Steven H. Shepsman      26,594,930           38,446
                 Todd A. Williams        26,490,747          142,629


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

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES.

4.1 Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002, incorporated herein by reference to Exhibit 3.8 to the Registrant's Annual Report on Form 10-K filed on October 15, 2002.

4.2 Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

4.3 Copy of Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 issued by the Registrant to Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed on May 14, 2002.

4.4 Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Company, dated December 20, 2002, incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on January 10, 2003.

(99)     OTHER INFORMATION

99.1     SARBANES-OXLEY ACT, SECTION 906 CERTIFICATION

(B)      REPORTS ON FORM 8-K

         A Current Report on Form 8-K dated December 2, 2002, was filed with the Securities and Exchange Commission on January 10, 2003, reporting under
         Item 5 (a) a summary of the terms of a waiver to the Company's amended and restated term loan and revolving credit facility dated as of December 31, 2000 and (b) a lawsuit filed by an executive officer of the Company in December 2002 where the Company was named as a defendant.

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

                                                   GRUBB & ELLIS COMPANY
                                                   -----------------------
                                                        (Registrant)

Date:    February 14, 2003                         /s/ IAN Y. BRESS
                                                   -----------------------
                                                   Ian Y. Bress
                                                   Chief Financial Officer

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

Date:  February 14, 2003

                            /s/ BARRY M. BAROVICK
                            ---------------------
                            Barry M. Barovick
                            President, Chief Executive Officer and a director

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

Date:  February 14, 2003

                                     /s/ IAN Y. BRESS
                                     ----------------
                                     Ian Y. Bress
                                     Chief Financial Officer

                              GRUBB & ELLIS COMPANY

                                  EXHIBIT INDEX

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

EXHIBIT
-------

(99)    OTHER INFORMATION

99.1     Sarbanes-Oxley Act, Section 906 Certification