Form 10-Q
period 2003-03-31
GRUBB & ELLIS CO
filed 2003-05-20
CIK 216039

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended                 March 31, 2003
                                                       --------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                         Commission File Number: 1-8122

                              GRUBB & ELLIS COMPANY
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           94-1424307
-----------------------------------                          -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

                          2215 Sanders Road, Suite 400,
                              Northbrook, IL 60062
     ---------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 753-7500
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
     ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes ___   No _X_

                                   15,097,371
             -------------------------------------------------------
                (Number of shares outstanding of the registrant's
                          common stock at May 1, 2003)

                                     PART I





                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GRUBB & ELLIS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                           March 31,   June 30,
                                                             2003        2002
                                                           --------    --------
Current assets:
  Cash and cash equivalents                                $  7,544    $ 14,085
  Services fees receivable, net                              13,020      13,212
  Other receivables                                           2,728       3,396
  Professional service contracts, net                         1,262       1,974
  Prepaid income taxes                                          872       6,890
  Prepaid and other current assets                            1,556         586
  Deferred tax assets, net                                       --       1,563
                                                           --------    --------
    Total current assets                                     26,982      41,706
Noncurrent assets:
  Equipment, software and leasehold improvements, net        14,895      17,843
  Goodwill, net                                              26,958      26,958
  Deferred tax assets, net                                       --         947
  Other assets                                                3,519       2,923
                                                           --------    --------

    Total assets                                           $ 72,354    $ 90,377
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  3,947     $  5,569
  Commissions payable                                        4,022        5,347
  Credit facility debt                                      10,875        5,750
  Accrued compensation and employee benefits                17,315       16,243
  Deferred commissions payable                                  --          403
  Other accrued expenses                                     5,770        4,143
                                                          --------     --------
    Total current liabilities                               41,929       37,455
Long-term liabilities:
  Credit facility debt                                      18,675       26,000
  Note payable - affiliate, net                                 --       10,660
  Accrued claims and settlements                             7,772        7,823
  Other liabilities                                          3,330        2,573
                                                          --------     --------
    Total liabilities                                       71,706       84,511
                                                          --------     --------
Stockholders' equity:
  Preferred stock:  1,000,000 shares authorized;
    11,725 Series A shares issued and outstanding
    at $1,000 stated value at March 31, 2003                11,725           --
  Common stock, $.01 par value: 50,000,000 shares
    authorized; 15,049,226 shares issued and
    outstanding at March 31, 2003 and 15,028,839
    shares at June 30, 2002                                    150          150
  Additional paid-in-capital                                71,367       72,084
  Accumulated other comprehensive loss                        (234)        (283)
  Retained deficit                                         (82,360)     (66,085)
                                                          --------     --------
    Total stockholders' equity                                 648        5,866
                                                          --------     --------

    Total liabilities and stockholders' equity            $ 72,354     $ 90,377
                                                          ========     ========

            See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                For the three months              For the nine months
                                                                   ended March 31,                  ended March 31,
                                                           -----------------------------     -----------------------------
                                                               2003             2002             2003             2002
                                                           ------------     ------------     ------------     ------------
Revenue:
  Transaction services fees                                $     49,715     $     45,574     $    189,514     $    197,550
  Management services fees                                       12,407           12,611           37,561           38,781
                                                           ------------     ------------     ------------     ------------
    Total revenue                                                62,122           58,185          227,075          236,331
                                                           ------------     ------------     ------------     ------------

Costs and expenses:
  Services commissions                                           28,470           25,082          111,817          115,260
  Salaries, wages and benefits                                   21,621           23,110           62,694           74,312
  Selling, general and administrative                            14,847           15,708           48,947           48,727
  Depreciation and amortization                                   2,011            2,688            6,118            8,278
  Severance, office closure and other special charges             7,663            2,377            9,447              677
                                                           ------------     ------------     ------------     ------------
    Total costs and expenses                                     74,612           68,965          239,023          247,254
                                                           ------------     ------------     ------------     ------------

          Total operating loss                                  (12,490)         (10,780)         (11,948)         (10,923)

Other income and expenses:
  Interest income                                                    55              121              226              320
  Interest expense                                                 (577)            (696)          (2,135)
                                                                                                                    (1,943)
                                                           ------------     ------------     ------------     ------------
    Loss before income taxes                                    (13,012)         (11,355)         (13,857)         (12,546)


Benefit (provision) for income taxes                             (2,739)           4,769           (2,418)           4,988
                                                           ------------     ------------     ------------     ------------

Net loss                                                        (15,751)          (6,586)         (16,275)          (7,558)

Preferred stock dividends accrued                                  (359)              --             (757)              --
                                                           ------------     ------------     ------------     ------------

Net loss to common stockholders                            $    (16,110)    $     (6,586)    $    (17,032)    $     (7,558)
                                                           ============     ============     ============     ============

Net loss per weighted average common share outstanding:

  Basic -                                                  $      (1.06)    $      (0.45)    $      (1.13)    $      (0.55)
                                                           ============     ============     ============     ============

  Diluted -                                                $      (1.06)    $      (0.45)    $      (1.13)    $      (0.55)
                                                           ============     ============     ============     ============

Weighted average common shares outstanding:

  Basic -                                                    15,140,410       14,585,189       15,107,081       13,853,964
                                                           ============     ============     ============     ============

  Diluted -                                                  15,140,410       14,585,189       15,107,081       13,853,964
                                                           ============     ============     ============     ============


           See notes to condensed consolidated financial statements.

                              GRUBB & ELLIS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  For the
                                                             nine months ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------

Cash Flows from Operating Activities:
  Net loss                                                 $(16,275)   $ (7,558)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization expense                   6,118       8,278
      Accrued severance, office closure and other
        special charges                                       9,447         677
      Net receipt of tax refunds                              4,962       1,402
      Deferred tax benefit                                   (4,990)     (4,446)
      Increase in deferred tax asset valuation allowance      7,500          --
      Funding of multi-year service contracts                (2,255)     (1,268)
      Other adjustments                                      (6,349)       (670)
                                                           --------    --------
      Net cash used in operating activities                  (1,842)     (3,585)
                                                           --------    --------

Cash Flows from Investing Activities:
  Purchases of equipment, software and
    leasehold improvements                                   (2,463)     (3,961)
  Cash paid for business acquisition                             --      (2,295)
                                                           --------    --------
      Cash used in investing activities                      (2,463)     (6,256)
                                                           --------    --------

Cash Flows from Financing Activities:
  Repayment of credit facility debt                          (4,450)     (5,000)
  Borrowings on credit facility debt                          2,250       6,000
  Borrowings from affiliate                                      --       5,000
  Proceeds from issuance of common stock, net                   228       5,081
  Other financing uses                                         (264)       (443)
                                                           --------    --------
      Net cash provided by (used in) financing activities    (2,236)     10,638
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         (6,541)        797

Cash and cash equivalents at beginning of period             14,085       7,248
                                                           --------    --------

Cash and cash equivalents at end of period                 $  7,544    $  8,045
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

Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be achieved in future periods.

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

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $48,000 of unrealized income and $127,000 of unrealized loss during the nine months ended March 31, 2003 and 2002, respectively. This gain and loss, along with the Company's net losses of $16,275,000 and $7,558,000 for the nine months ended March 31, 2003 and 2002, results in a Total Comprehensive Loss of $16,227,000 and $7,685,000 for the periods, respectively.

3.   INCOME TAXES

The benefit (provision) for income taxes for the nine months ended March 31, 2003 and 2002 is as follows (in thousands):

                                             For the nine months ended
                                                    March 31,
                                             -------------------------
                                                2003           2002
                                             ----------     ----------

           Current benefit                   $       92     $      542
           Deferred benefit                       4,990          4,446
           Increase in valuation allowance       (7,500)            --
                                             ----------     ----------

                                             $   (2,418)    $    4,988
                                             ==========     ==========

The  Company  recorded  prepaid  taxes  totaling   approximately   $872,000  and
$6,890,000 as of March 31, 2003

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   INCOME TAXES (CONTINUED)

and June 30, 2002, respectively. Included in these assets are tax refund receivables resulting from filed federal and state returns totaling approximately $745,000 and $2,584,000 at March 31, 2003 and June 30, 2002,
respectively. Also included are tax effected operating loss carrybacks totaling approximately $127,000 and $4,306,000 at March 31, 2003 and June 30, 2002,
respectively, which the Company will realize or has realized primarily against the federal or state tax liability payments made in prior tax years. The Company also received net tax refunds of approximately $4,962,000 and $1,402,000, during the nine months ended March 31, 2003 and 2002, respectively, primarily related to its federal tax carrybacks.

During the nine months ended March 31, 2003 the Company increased the valuation allowance it carries against its deferred tax assets by approximately $7.5 million to reflect uncertainty in regards to the realization of the assets in future periods.

4.   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

                                                            For the three months ended        For the nine months ended
                                                                     March 31,                         March 31,
                                                           -----------------------------     -----------------------------
                                                               2003             2002             2003             2002
                                                           ------------     ------------     ------------     ------------
NET LOSS TO COMMON STOCKHOLDERS                            $    (16,110)    $     (6,586)    $    (17,032)    $     (7,558)
                                                           ============     ============     ============     ============
BASIC EARNINGS PER COMMON SHARE:
Weighted average common shares outstanding                       15,140           14,585           15,107           13,854
                                                           ============     ============     ============     ============
Net loss per common share - basic                          $      (1.06)    $      (0.45)    $      (1.13)    $      (0.55)
                                                           ============     ============     ============     ============
DILUTED EARNINGS PER COMMON SHARE:                               15,140           14,585           15,107           13,854
Weighted average common shares outstanding
Effect of dilutive securities:
   Stock options and warrants                                        --               --               --               --
                                                           ------------     ------------     ------------     ------------
Weighted average dilutive common shares outstanding              15,140           14,585           15,107           13,854
                                                           ============     ============     ============     ============
Net loss per common share - diluted                        $      (1.06)    $      (0.45)    $      (1.13)    $      (0.55)
                                                           ============     ============     ============     ============

Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were approximately 1,777,000 and 2,895,000 at March 31, 2003 and 2002, respectively, and were not included in the computation of diluted earnings per share because an operating loss was reported for the nine months ending March 31, 2003 and 2002.

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

carries a dividend coupon of 12%, compounded quarterly on a cumulative basis. Accrued dividends at March 31, 2003 totaled approximately $757,000.

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

6.   SECURITIES EXCHANGE LISTING

On October 8, 2002, the Company's common stock was de-listed from the New York Stock Exchange ("NYSE") due primarily to the Company's book value and market capitalization value being below the minimum levels required by the NYSE's listing standards. The Company's common stock commenced trading on the over-the-counter market ("OTC") effective October 17, 2002, under the symbol GBEL.OB, and ceased trading on the NYSE prior to the opening that day.

7.   CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment tests of goodwill as of July 1, 2002. The Company has determined that no goodwill impairment will impact the earnings and financial position of the Company as of that date. Application of the non-amortization provisions of the Statement resulted in an increase in net operating income of approximately $391,000 and $1.2 million for the three and nine month periods ended March 31, 2003 as compared to the same periods in 2002, or $0.03 and $0.08 per share, respectively, and is expected to result in an increase in net operating income of approximately $1.6 million for the fiscal year.

8.   SEGMENT INFORMATION

The Company has two reportable segments - Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other special charges ("EBITDA") that include an allocation (primarily based on segment revenue) of certain corporate level administrative expenses (amounts in thousands).

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   SEGMENT INFORMATION (CONTINUED)

                                      Transaction     Management      Segment
                                        Services       Services        Totals
                                      -----------    -----------    -----------
Nine months ended March 31, 2003
  Total revenue                       $   189,514    $    37,561    $   227,075
  EBITDA                                    4,323           (706)         3,617
  Total assets as of March 31, 2003        52,797         18,685         71,482

Nine months ended March 31, 2002
  Total revenue                       $   197,550    $    38,781    $   236,331
  EBITDA                                   (1,058)          (910)        (1,968)
  Total assets as of March 31, 2002        58,022         20,334         78,356


         RECONCILIATION OF SEGMENT EBITDA TO INCOME (LOSS) BEFORE INCOME TAXES

                                                  NINE MONTHS ENDED
                                                      MARCH 31,
                                                  2003         2002
                                               ---------    ---------

          Total segment EBITDA                 $   3,617    $  (1,968)
          Less:
          Depreciation & amortization             (6,118)      (8,278)
          Special charges                         (9,447)        (677)
          Net interest expense                    (1,909)      (1,623)
                                               ---------    ---------

              Loss before income taxes         $ (13,857)   $ (12,546)
                                               =========    =========


         RECONCILIATION OF SEGMENT ASSETS TO BALANCE SHEET (IN THOUSANDS):

                                                  AS OF MARCH 31,
                                                 2003         2002
                                               ---------    ---------

          Total segment assets                 $  71,482    $  78,356
          Current tax assets                         872        3,863
          Deferred tax assets                         --        9,277
                                               ---------    ---------

              Total assets                     $  72,354    $  91,496
                                               =========    =========

In evaluating segment performance, the Company's management utilizes EBITDA as a measure of the segment's ability to generate cash flow from its operations. Other items contained within the measurement of net income, such as interest and taxes, and special charges, are generated and managed at the corporate administration level rather than the segment level. In addition, net income measures also include non-cash amounts such as depreciation and amortization expense. Management believes that EBITDA as presented with respect to the Company's reportable segments is an important measure of cash generated by the Company's operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items, however, it also excludes interest and income taxes. Management believes that

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   SEGMENT INFORMATION (CONTINUED)

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

9.   CREDIT AGREEMENT

The Company is subject to certain financial covenants pursuant to the terms of its amended and restated term loan and credit facility (the "Credit Facility") by and among the Company, various financial institutions and Bank of America, N.A. as agent and lender (collectively, the "Banks"), including minimum EBITDA (as defined in the credit agreement) levels it must achieve. On December 20, 2002, the Company received a waiver through March 31, 2003 from the Banks with respect to any default regarding the minimum EBITDA levels for the quarter ended December 31, 2002 which levels were not achieved. The waiver also provided for an increase in interest rates of 50 basis points on borrowings until such time as the outstanding principal due falls below $24.0 million, and accelerated certain principal repayments of $1.7 million, which were made in the quarter ended March 31, 2003. The Company also did not achieve minimum EBITDA levels through the quarter ended March 31, 2003, and the waiver was extended until May 1, 2003, and then extended again until May 30, 2003. See Note 13 for additional information.

10.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL:

A  corporate  subsidiary  of  the  Company  owns  a 33%  interest  in a  general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvent in the soil and groundwater of the partnership's property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership's property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership's other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. The Company's share of anticipated costs to remediate and monitor this situation is estimated at approximately $1,012,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. As of March 31, 2003, approximately $554,000 of this amount has been paid and the remaining $458,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company's management believes that the outcome of these events will not have a material adverse effect on the Company's consolidated financial position or results of operations.

INSOLVENT INSURANCE PROVIDER:

In fiscal years 1999 and 2000, the Company's primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively "Reliance"). The Company has six open claims that were covered by Reliance policies upon the exhaustion of a self-insured retention. In October 2001,

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company's open claims. The Company has established loss reserves for the estimated settlement costs of the claims. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment on these claims both from appropriate state insurance guaranty associations and from the liquidator. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.

EXECUTIVE CHANGE OF CONTROL PLAN:

In December 2002, the Company was named as a defendant in a complaint filed by an executive officer of the Company in the Eastern Division of the U.S. District Court for the Northern District of Illinois, pursuant to which such executive officer sought a determination whether a "change of control" had occurred at the Company, as that term is defined in the Company's Executive Change of Control Plan. On March 6, 2003, the Company settled the lawsuit for the amount of the plaintiff's legal fees and the case was dismissed without prejudice.

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

11.  SEVERANCE, OFFICE CLOSURE AND OTHER SPECIAL CHARGES

A special charge consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company's former Chief Operating Officer. During the quarter ended December 31, 2002, additional expenses totaling $884,000 were incurred, consisting of severance of $150,000 and other costs totaling $734,000 related to office closure costs. Office closure costs consist primarily of future lease obligations of office space by the Company, net of estimated sublease income, along with related unamortized leasehold improvements. In the quarter ended March 31, 2003, the Company recorded additional special charges of $7.7 million, consisting of $2.5 million related to additional office closure costs and $5.2 million of additional severance costs related to the resignations of the Company's former Chief Executive Officer, former Chief Financial Officer and its General Counsel, and to a reduction of other salaried personnel. The cumulative amount of special charges incurred by the Company during the nine months ended March 31, 2003 totaled $9.4 million.

During the quarter ended December 31, 2001, the Company concluded long standing litigation proceedings on the John W. Matthews, et al. v Kidder, Peabody & Co., et al. and HSM Inc., et al. ("Matthews") case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company's insurance carriers ("Reliance" liquidation). (See Note 10 for additional information.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other special charges in the quarter ended December 31, 2001 totaling $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  SEVERANCE, OFFICE CLOSURE AND OTHER SPECIAL CHARGES (CONTINUED)

venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. In the quarter ended March 31, 2002, the Company recorded additional special charges of $2.4 million, consisting of $1.0 million of severance costs related to a reduction of salaried personnel and $1.4 million related to office closure costs. As a result of these events, the Company recognized a net special charge of $677,000 for the nine months ended March 31, 2002.

12.  CHANGE IN ACCOUNTING ESTIMATE

During the quarter ended December 31, 2002, the Company reduced its estimate of incentive bonus payments expected to be made to eligible employees based upon lower than expected calendar year 2002 operating results. This change in estimate was a result of both the continuing economic downturn being encountered in the real estate services industry and an increased turnover in the Company's transaction professional workforce, which directly impacted the Company's revenues for the year. The Company recorded this revision as a reduction to salaries, wages and benefits expense totaling approximately $3.9 million in its statement of operations for the quarter ended December 31, 2002.

13.  SUBSEQUENT EVENT

In May 2003, an affiliated entity of C. Michael Kojaian, the Company's controlling stockholder and Chairman of the Board, agreed to acquire the Company's Credit Facility from the Banks by May 30, 2003. The terms of the proposed acquisition by the Kojaian-affiliated entity of the Credit Facility from the Banks were not disclosed, and the Company is not a party to the transaction.

In connection with the anticipated acquisition of the Credit Facility, Kojaian Funding, L.L.C., another affiliated entity of Mr. Kojaian, made a $4 million subordinated loan to the Company on May 9, 2003 (the "Subordinated Loan") for working capital purposes. The Company is obligated to pay interest only on the Subordinated Loan during its term at the rate of 10% per annum, payable monthly in arrears. The entire principal amount of the Subordinated Loan is due on July 15, 2004, although it may be prepaid in whole or in part at any time by the Company without premium or penalty upon fifteen (15) days' prior notice. The Subordinated Loan, which was consented to by the Banks, is secured by all the assets of the Company and is guaranteed by all the Company's subsidiaries, although such security interest is subordinate to the interests of the lender under the Credit Facility. The Company paid a 1% financing fee in connection with the closing of the Subordinated Loan.

Mr. Kojaian has also advised the Company that in connection with his affiliate's acquisition of the Credit Facility, he intends that the Credit Facility will also be amended to provide the Company greater flexibility with respect to the Credit Facility's existing financial covenants and provisions. The Company has received a waiver from the Banks from certain of these covenants, as described more fully in Note 9 of these Notes to Condensed Consolidated Financial Statements.

The material terms and conditions of the Subordinated Loan were negotiated by a special committee comprised of the disinterested member of the Company's board of directors, which committee was established for such purpose. The special committee recommended the entering into of the Subordinated Loan to the full board, which was unanimously approved by all of the directors. It is anticipated that the special committee will also negotiate the terms of any amendment to the Credit Facility with the affiliated entity of Mr. Kojaian that acquires the Credit Facility.

                              GRUBB & ELLIS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  SUBSEQUENT EVENT (CONTINUED)

Although the Company expects that the Kojaian related entity will enter into definitive documentation to acquire the Credit Facility from the Banks on or before May 30, 2003, there can be no assurances in this regard. In the event the Kojaian related entity does not acquire the Credit Facility from the Banks for any reason whatsoever, and the Company is unable to secure a further waiver from the Banks, or otherwise amend the Credit Facility with the Banks, of which there can be no assurances, the Company will be in default of its Credit Facility on May 31, 2003. Similarly, in the event that the Credit Facility is acquired from the Banks by the Kojaian related entity, the Company expects to satisfactorily amend certain of the financial covenants of the Credit Facility, however there can be no assurances that this will occur. If this does not occur, the Company will be in default of the Credit Facility. In addition, there can be no assurances that the Company will be able to repay the Subordinated Loan from operating cash flow when it is due, or that the amount of the Subordinated Loan is sufficient and that the Company will not require additional working capital infusions at a future date.

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

Revenue in any given quarter during the three fiscal year period ended June 30, 2002, as a percentage of total annual revenue, ranged from a high of 34.4% to a low of 18.6%, with revenue earned in the third quarters of each of the last three fiscal years ranging from 22.6% to 18.6%. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30, and its highest quarterly revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total revenue of $227.1 million was recognized for the nine months ended March 31, 2003 as compared to revenue of $236.3 million for the same period last year. Transaction services fees decreased by $8.0 million in the current fiscal period over the same period in 2002 due to the weak general economy and its impact on the real estate industry, along with an increased turnover in the Company's transaction professional workforce. Management services fees decreased by $1.2 million or 3.2% during that same period.

Total revenue for the quarter ended March 31, 2003 was $62.1 million, an increase of 6.8% over revenue of $58.2 for the same period last year, primarily due to an increase in transaction services fees of $4.1 million or 9.1% over the prior year period. Although this reflects an improvement in revenue, the fees in the prior year's comparable quarter were at significantly depressed levels due to the lingering impact felt by the real estate industry from the terrorist attacks on the World Trade Center in September 2001.

COSTS AND EXPENSES

Services commissions expense is the Company's largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive services commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased slightly to 59.0% for the nine months ended March 31, 2003 as compared to 58.3% for the same period in 2002 and increased to 57.3% from 55.0% for the respective quarters ended March 31 in the same periods.

Salaries, wages and benefits decreased by $11.6 million or 15.6% during the nine months ended March 31, 2003 as compared to March 31, 2002. The decrease resulted primarily from a reduction in workforce in March 2002, along with the reduction of bonus payments and the elimination of the company match to the 401(k) Plan for qualified employees for calendar year 2002. Selling, general and administrative expenses were relatively flat, increasing by $220,000, or 0.5%, for the same period.

Depreciation and amortization expense for the nine months ended March 31, 2003 decreased by 26.1% to $6.1 million from $8.3 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $1.2 million was recognized in the nine months ended March 31, 2003 compared to $1.7 million for the same period in the prior year. A similar related decrease resulted in the quarter ended March 31, 2003, as depreciation and amortization expense decreased $677,000, or 25.2%, from the comparable prior year period.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment tests of goodwill as of July 1, 2002. The Company determined that no goodwill impairment would impact the earnings and financial position of the Company as of that date. Application of the non-amortization provisions of the Statement resulted in a decrease in depreciation and amortization expense and a corresponding increase in net operating income of approximately $391,000 and $1.2 million for the three and nine month periods ended March 31, 2003 as compared to the same periods in 2002, or $0.03 and $0.08 per share, respectively. It is expected to result in an increase in net operating income of approximately $1.6 million for the fiscal year.

During the nine months ended March 31, 2003, the Company recorded special charges totaling $9.4 million, consisting primarily of severance costs of $6.2 million related to the resignations of the Company's former Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, the Company's General Counsel and other salaried personnel, and office closure costs of $3.2 million. Of these severance and office closure costs, $5.2 million and $2.5 million, respectively, were recorded in the quarter ended March 31, 2003.

During the quarter ended December 31, 2001, the Company concluded long standing litigation proceedings on the John W. Matthews, et al. v Kidder, Peabody & Co., et al. and HSM Inc., et al. ("Matthews") case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company's insurance carriers ("Reliance" liquidation). (See Note 10 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for additional information.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other special charges in the quarter ended December 31 2001 totaling $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company's decision to write-down its interest in the venture was due to a dilution in the Company's ownership position, as well as uncertainty in the venture's ability to achieve its business plan. In the quarter ended March 31, 2002, the Company recorded additional special charges of $2.4 million, consisting of $1.0 million of severance costs related to a reduction of salaried personnel and $1.4 million related to office closure costs. As a result of these events, the Company recognized net special charges of $677,000 for the nine months ended March 31, 2002.

Interest income decreased during the three and nine month periods ended March 31, 2003 as compared to the same periods in the prior year as a result of lower available invested cash and declining interest rates.

Interest expense incurred during the nine months ended March 31, 2003 and 2002 was due primarily to the Company's term loan borrowings under the credit facility. Interest expense was also incurred during the quarter ended September 30, 2003 due to the note payable-affiliate funded in March 2002 and subsequently converted to preferred stock in September 2002. See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for additional information.

During the nine months ended March 31, 2003, the Company recorded a tax provision of approximately $2.4 million as compared to a benefit of approximately $5.0 million in the comparable prior year period. This resulted primarily from an increase of approximately $7.5 million in the valuation allowance the Company carries against its deferred tax assets to reflect uncertainty in regards to the realization of the assets in future periods. See
Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

NET INCOME (LOSS)

The net loss to common stockholders for the nine months ended March 31, 2003 was $17.0 million, or $1.13 per common share on a diluted basis, as compared to $7.6 million, or $0.55 per common share, for the same period in the prior fiscal year. For the quarter ended March 31, 2003, the net loss was $16.1 million, or $1.06 per common share on a diluted basis, as compared to $6.6 million, or $0.45 per common share for the same period in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2003, the Company used cash flow from operations of $1.8 million as losses from the Company's operations were partially offset by the receipt of federal tax refunds. The Company also used $2.5 million in investing activities for purchases of equipment, software and leasehold improvements, and used $2.2 million in financing activities primarily for the repayment of term loan borrowings of $4.5 million, offset by additional credit revolver borrowings of $2.3 million.

The cash flow activities described in the preceding paragraph, along with the classification of $10.9 million of the amounts outstanding under the Company's credit facility as current debt obligations, have resulted in a negative working capital position of approximately $14.9 million as of March 31, 2003. The Company's working capital position was improved with the receipt of $4.0 million of proceeds related to the subordinated note issued in May 2003 and may further improve if the Company is successful in renegotiating the terms of its credit facility, as described more fully below. However, further strengthening of the Company's working capital position will require improvement in its cash flow from operations, or additional working capital infusions, as to both of which there can be no assurances.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $7.6 million, related to revenues earned in calendar year 2002, were paid in January 2003, and incentive bonuses of approximately $2.0 million were paid in March 2003.

See Note 8 of Notes to Condensed  Consolidated Financial Statements in Item 1 of
this  Report  for  information  concerning  earnings  before  interest,   taxes,
depreciation and amortization.

In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company's cash requirements are not met by operating cash flow or available debt or equity proceeds, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances. The Company has principal payment obligations under the term portion of its credit facility of $27.3 million as of March 31, 2003, of which $8.6 million becomes due over the twelve months ending March 31, 2004. The Company has also fully utilized its revolving credit facility through borrowings of $2.3 million and letters of credit issued for $2.7 million, and entered into a $4.0 million subordinated loan with a related party in May 2003 as described more fully below.

The Company is subject to certain financial covenants pursuant to the terms of its amended and restated term loan and credit facility (the "Credit Facility") by and among the Company, various financial institutions and Bank of America, N.A. as agent and lender (collectively, the "Banks"), including minimum EBITDA (as defined in the credit agreement) levels it must achieve. On December 20, 2002, the Company received a waiver through March 31, 2003 from the Banks with respect to any default regarding the minimum EBITDA levels for the quarter ended December 31, 2002 which levels were not achieved. The waiver also provided for an increase in interest rates of 50 basis points on borrowings until such time as the outstanding principal falls below $24.0 million, and accelerated principal repayments of $1.7 million, which were made in the quarter ended March 31, 2003. The Company also did not achieve minimum EBITDA levels through the quarter ended March 31, 2003, and the waiver was extended until May 1, 2003, and then extended again to May 30, 2003.

In May 2003, an affiliated entity of C. Michael Kojaian, the Company's controlling stockholder and Chairman of the Board, agreed to acquire the Company's Credit Facility from the Banks by May 30, 2003. The terms of the proposed acquisition by the Kojaian-affiliated entity of the Credit Facility from the Banks were not disclosed, and the Company is not a party to the transaction.

In connection with the anticipated acquisition of the Credit Facility, Kojaian Funding, L.L.C., another affiliated entity of Mr. Kojaian, made a $4 million subordinated loan to the Company on May 9, 2003 (the "Subordinated Loan") for working capital purposes. The Company is obligated to pay interest only on the Subordinated Loan during its term at the rate of 10% per annum, payable monthly in arrears. The entire principal amount of the Subordinated Loan is due on July 15, 2004, although it may be prepaid in whole or in part at any time by the Company without premium or penalty upon fifteen (15) days' prior notice. The Subordinated Loan, which was consented to by the Banks, is secured by all the assets of the Company and is guaranteed by all the Company's subsidiaries, although such security interest is subordinate to the interests of the lender under the Credit Facility. The Company paid a 1% financing fee in connection with the closing of the Subordinated Loan.

Mr. Kojaian has also advised the Company that in connection with his affiliate's acquisition of the Credit Facility, he intends that the Credit Facility will also be amended to provide the Company greater flexibility with respect to the Credit Facility's existing financial covenants and provisions. The Company has received a waiver from the Banks from certain of these covenants, as described more fully above.

The material terms and conditions of the Subordinated Loan were negotiated by a special committee comprised of the disinterested member of the Company's board of directors, which committee was established for such purpose. The special committee recommended the entering into of the Subordinated Loan to the full board, which was unanimously approved by all of the directors. It is anticipated that the special committee will also negotiate the terms of any amendment to the Credit Facility with the affiliated entity of Mr. Kojaian that acquires the Credit Facility.

Although the Company expects that the Kojaian related entity will enter into definitive documentation to acquire the Credit Facility from the Banks on or before May 30, 2003, there can be no assurances in this regard. In the event the Kojaian related entity does not acquire the Credit Facility from the Banks for any reason whatsoever, and the Company is unable to secure a further waiver from the Banks, or otherwise amend the Credit Facility with the Banks, of which there can be no assurances, the Company will be in default of its Credit Facility on May 31, 2003. Similarly, in the event that the Credit Facility is acquired from the Banks by the Kojaian related entity, the Company expects to satisfactorily amend certain of the financial covenants of the Credit Facility, however there can be no assurances that this will occur. If this does not occur, the Company will be in default of the Credit Facility. In addition, there can be no assurances that the Company will be able to repay the Subordinated Loan from operating cash flow when it is due, or that the amount of the Subordinated Loan is sufficient and that the Company will not require additional working capital infusions at a future date.

Each of (i) the $4 million Promissory Note dated May 9, 2003, (ii) the Guarantee and Collateral Agreement made by Grubb & Ellis Company and certain of its subsidiaries in favor of Kojaian Funding, L.L.C. dated as of May 9, 2003, (iii) the Security Agreement by and between Grubb & Ellis Company and Kojaian Funding, L.L.C., dated as of May 9, 2003, (iv) the Subordination Agreement dated as of May 9, 2003 in favor of Bank of America, N.A., as agent, and the Banks, delivered by Kojaian Funding, L.L.C. and Grubb & Ellis Company, (v) the Use of Proceeds Letter dated May 9, 2003 from Grubb & Ellis Company to Kojaian Funding, L.L.C., (vi) the Fee Letter from Grubb & Ellis Company to Kojaian Funding, L.L.C. dated May 9, 2003, and (vii) the press release dated May 12, 2003, are annexed as exhibits to this Quarterly Report on Form 10-Q.

On March 17, 2003, the Company disclosed several executive management changes as part of a corporate realignment designed to enable the Company to better serve its clients by focusing on its transaction, management and strategic services business and global client capabilities. Specifically, the Company disclosed that the Company's Chief Executive Officer and Chief Financial Officer had resigned to pursue other opportunities. In addition, the Company has entered into a separation agreement with its General Counsel who is resigning effective July 2, 2003.

In conjunction with its corporate realignment, the Company is also instituting various cost control initiatives that it believes will serve to strengthen the Company's financial position, while at the same time permit the Company to continue to provide the same level of services that it has in the past. Specifically, in addition to a work force reduction of approximately 40 individuals, the Company is further reducing compensation expenses, which is the Company's single largest expense, as a result of the agreement of certain of its executive officers to reduce their salaries by as much as fifteen percent. The Company believes the foregoing measures, and others, including, but not limited to the streamlining of its national marketing activities, will result in aggregate savings to the Company of up to $15 million on an annualized basis.

Effective as of April 1, 2003, the Company entered into a series of agreements that altered the structure of the Company's transaction services operations in Phoenix, Arizona, effectively transferring its existing Phoenix commercial transaction services business to a newly-formed entity whose majority owners are the real estate salespersons previously employed by the Company in its Phoenix office. As part of the overall transaction, this new entity has signed an agreement pursuant to which it shall participate in the Company's affiliate program. The fees received by the Company from this affiliate agreement will comprise the revenues earned from the new Phoenix structure, as the gross operations of the office will no longer be reflected in the Company's future financial statements (other than revenue earned from trailing contracts the Company retained). The Company also obtained the right to acquire a minority interest in this entity, which right it exercised in May 2003, and will record its pro rata share of the future operations of the new entity in its financial statements.

On September 19, 2002, Kojaian Ventures, L.L.C. ("KV"), a related party, exercised its right to convert a subordinated promissory note it held into preferred stock of the Company. As a result of this conversion, 11,725 shares of the Company's Series A Preferred Stock were issued, with a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $11,725,000 were reclassified to stockholders' equity on the date of conversion. Issuance costs of $783,000, previously offset against the note obligations, were also reclassified as a reduction of additional paid in capital. The preferred stock carries a dividend coupon of 12%, compounded quarterly on a cumulative basis. Accrued dividends at March 31, 2003 totaled approximately $757,000.

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

On October 8, 2002, the Company's common stock was de-listed from the New York Stock Exchange ("NYSE"), due primarily to the Company's book value and market capitalization value being below the minimum levels required by the NYSE's listing standards. The Company's common stock commenced trading on the over-the-counter market ("OTC") effective October 17, 2002, under the symbol GBEL.OB, and ceased trading on the NYSE prior to the opening that day.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of March 31, 2003, the outstanding principal balances on these debt obligations totaled $27.3 million, of which $8.6 million is due over the next twelve months. Since interest payments on these obligations will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March, 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of March 31, 2003, the Company had $11.5 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three-month LIBOR based rate from the counter-parties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:

                      Notional Amount         Date
                      ---------------    --------------
                        $10,500,000      June 30, 2003
                          8,000,000      March 31, 2004

When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of March 31, 2003, there was a net decline in interest rates since the Company had entered into the agreements, and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $235,000, net of taxes.

To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2003 (in thousands):

              Notional Amount                            $ 11,500
              Fair Value to the Company                      (235)
              Change in Fair Value to the Company
                Reflecting Change in Interest Rates
                - 100 BPS                                     (44)
                + 100 BPS                                      43

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Financial Officer and other executive officers acting collectively as the Company's Chief Executive Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon the evaluation, the Company's executive officers and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information required to be included in Company's Exchange Act filings. In addition, there have been no significant changes in the internal controls, or in other factors that could significantly affect internal controls, subsequent to the date that the executive officers and Chief Financial Officer completed their evaluation.

                                     PART II




                                OTHER INFORMATION

                        (ITEMS 2 AND 3 ARE NOT APPLICABLE
                      FOR THE QUARTER ENDED MARCH 31, 2003)

ITEM 1. LEGAL PROCEEDINGS

The disclosure called for by Item 1 is incorporated by reference to Note 10 of Notes to Condensed Consolidated Financial Statements.

ITEM 5.  OTHER INFORMATION

During March of 2003 each of Barry M. Barovick,  Reuben S. Leibowitz, and Steven
H. Shepsman resigned from the Company's Board of Directors. Mr. Barovick's resignation was automatic in connection with his resignation as the Company's CEO in early March. Thereafter, Mr. Leibowitz, a nominee of Warburg Pincus, a substantial institutional stockholder of the Company, and Mr. Shepsman, an independent director, also resigned. Warburg Pincus' other nominee, Mr. Ian Morgan, resigned in December of 2002 and the nominee of the other substantial, institutional stockholder of the Company, Mr. Todd Williams, the nominee of Goldman Sachs, resigned in November 2002, shortly after the Company's annual meeting. None of the resignations submitted by any of these former directors stated any disagreement with the registrant on any matter relating to the registrant's operations, policies or practices. On April 1, 2003 the remaining members of the Company's board elected Rodger D. Young to the Board of Directors until the next annual meeting of stockholders.

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

4.5 Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Company, dated March 26, 2003, incorporated herein by reference to Exhibit 6 to the Registrant's Current Report on Form 8-K filed on March 27, 2003.

4.6 Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Company, dated May 1, 2003, incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed on May 2, 2003.

4.7 Copy of Promissory Note in the principal amount of $4,000,000 dated May 9, 2003 issued by the Registrant to Kojaian Funding, L.L.C.

4.8 Copy of Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Kojaian Funding, L.L. C., as Lender, dated as of May 9, 2003.

4.9 Copy of Security Agreement by the Registrant in favor of Kojaian Funding, L.L. C., as Lender, dated as of May 9, 2003.

4.10 Copy of Subordination Agreement executed by Kojaian Funding, L.L.C. in favor of Bank of America, as Agent, and the Lenders, dated as of May 9, 2003.

4.11 Copy of Side Letter Agreement executed by the Registrant, dated as of May 9, 2003.

4.12 Copy of Side Letter Agreement executed by the Registrant, dated as of May 9, 2003.

(10)     MATERIAL CONTRACTS

10.1* Separation Agreement entered into between Barry M. Barovick and the Registrant dated March 14, 2003, incorporated herein by reference to
         Exhibit 3 to the Registrant's Current Report on Form 8-K filed on March 27, 2003.

10.2* Separation Agreement entered into between Ian Y. Bress and the Registrant dated February 28, 2003, incorporated herein by reference to
         Exhibit 4 to the Registrant's Current Report on Form 8-K filed on March 27, 2003.

10.3* Separation Agreement entered into between Robert J. Walner and the Registrant dated March 10, 2003.

10.4* Employment Agreement entered into between Brian D. Parker and the Registrant dated March 1, 2003, incorporated herein by reference to
         Exhibit 5 to the Registrant's Current Report on Form 8-K filed on March 27, 2003.

10.5 Transition Agreement entered into as of April 1, 2003, portions of which were omitted pursuant to a request for Confidential Treatment under Rule 24(b) of the Securities Act of 1934, as amended, incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on April 16, 2003.

*Management contract or compensatory plan or arrangement.

(99)     OTHER INFORMATION

99.1     SARBANES-OXLEY ACT, SECTION 906 CERTIFICATION

99.2     PRESS RELEASE DATED MAY 12, 2003 ISSUED BY THE COMPANY.

(B)      REPORTS ON FORM 8-K

         A Current Report on Form 8-K dated March 1, 2003, was filed with the Securities and Exchange Commission on March 27, 2003, reporting under
         Item 5 (a) a summary of several executive management changes and institution of various cost control initiatives, (b) an extension of the waiver to the Company's amended and restated term loan and revolving credit facility dated as of December 5, 2000 and (c) the settlement of a lawsuit filed by an executive officer of the Company in December 2002 where the Company was named as a defendant and the lawsuit's dismissal without prejudice.

         A Current Report on Form 8-K dated April 1, 2003, was filed with the Securities and Exchange Commission on April 16, 2003, reporting under
         Item 5 the restructuring of the Company's existing Phoenix, Arizona commercial transaction services business to a newly formed affiliated entity.

         A Current Report on Form 8-K dated May 1, 2003, was filed with the Securities and Exchange Commission on May 2, 2003, reporting under Item 5 the further extension of the waiver to the Company's amended and restated term loan and revolving credit facility dated as of December 5, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GRUBB & ELLIS COMPANY
                                   (Registrant)



Date: May 20, 2003              /s/ Brian D. Parker
                                -------------------
                                Brian D. Parker
                                Chief Financial Officer and
                                acting in capacity of co-Chief Executive Officer

                                 CERTIFICATIONS

I, Maureen Ehrenberg, certify that:

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


Date:  May 20, 2003

                        /s/ Maureen Ehrenberg
                        ---------------------
                        Maureen Ehrenberg
                        Executive Vice President
                        acting in capacity of co-Chief Executive Officer

                                 CERTIFICATIONS

I, Richard L. Fulton, certify that:

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


Date:  May 20, 2003

                        /s/ Richard L. Fulton
                        ---------------------
                        Richard L. Fulton
                        Executive Vice President
                        acting in capacity of co-Chief Executive Officer

                                 CERTIFICATIONS

I, Robert Osbrink, certify that:

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


Date:  May 20, 2003

                        /s/ Robert Osbrink
                        ------------------
                        Robert Osbrink
                        Executive Vice President
                        acting in capacity of co-Chief Executive Officer

                                 CERTIFICATIONS

I, Brian D. Parker, certify that:

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


Date:  May 20, 2003

                        /s/ Brian D. Parker
                        -------------------
                        Brian D. Parker
                        Chief Financial Officer and
                        acting in capacity of co-Chief Executive Officer

                              GRUBB & ELLIS COMPANY

                                  EXHIBIT INDEX

                      FOR THE QUARTER ENDED MARCH 31, 2003

EXHIBITS

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
         INCLUDING INDENTURES

4.7 Promissory Note in the principal amount of $4,000,000 dated May 9, 2003 issued by the Registrant to Kojaian Funding, L.L.C.

4.8 Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Kojaian Funding, L.L.C., as Lender, dated as of May 9, 2003

4.9 Security Agreement by the Registrant in favor of Kojaian Funding, L.L.C., as Lender, dated as of May 9, 2003

4.10 Subordination Agreement executed by Kojaian Funding, L.L.C. in favor of Bank of America, as Agent, and the Lenders, dated as of May 9, 2003

4.11     Side Letter  Agreement  executed by the Registrant,  dated as of May 9,
         2003

4.12     Side Letter  Agreement  executed by the Registrant,  dated as of May 9,
         2003

(10)     MATERIAL CONTRACTS

10.3 Separation Agreement entered into between Robert J. Walner and the Registrant, dated March 10, 2003.

(99)     OTHER INFORMATION

99.1     Sarbanes-Oxley Act, Section 906 Certification

99.2     Press Release dated May 12, 2003 issued by the Company.