Form 10-K
period 2003-06-30
GRUBB & ELLIS CO
filed 2003-10-10
CIK 216039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-8122

GRUBB & ELLIS COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-1424307 (IRS Employer Identification No.)

2215 Sanders Road, Suite 400, Northbrook, IL (Address of principal executive offices)	60062 (Zip Code)

(847) 753-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

      The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 22, 2003 was approximately $3,966,625.

      The number of shares outstanding of the registrant’s common stock as of September 22, 2003 was 15,097,371 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 2003) are incorporated by reference into Part III of this Report.

GRUBB & ELLIS COMPANY

FORM 10-K

GRUBB & ELLIS COMPANY

PART I

Item 1. Business

General

      Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (“Grubb & Ellis” or the “Company”) is an integrated real estate services firm with 4,750 total employees as of June 30, 2003. The Company employs more than 800 transaction professionals in 49 owned offices, and has access to over 400 additional transactions professionals in 51 affiliate offices. Including its alliance with Knight Frank, one of Europe’s leading real estate consulting firms, it has the collective resources of over 8,000 individuals in 200 offices in 31 countries around the world. The Company is one of the nation’s largest publicly traded commercial real estate firms, based on total revenue.

      The Company, through its offices, affiliates and alliance with Knight Frank provides a full range of real estate services, including transaction, management and consulting services, to users and investors worldwide. Grubb & Ellis strategizes, arranges and advises on the sale, acquisition or lease of such business properties as industrial, retail and office buildings, as well as the acquisition and disposition of multi-family properties and commercial land.

      Major multiple-market clients have a single point of contact through the Company’s global accounts program for coordination of all services. Delivered in a seamless manner across a global platform, the Company’s comprehensive services include feasibility studies, site selection, market forecasts and research.

      Property and facilities management services are provided by Grubb & Ellis Management Services, Inc. (“GEMS”), a wholly owned subsidiary of the Company. Leveraging the management portfolio and the trend for outsourcing, additional revenues are earned by providing business services and construction management. Operating on a national scale, GEMS had approximately 150 million square feet of property under management as of June 30, 2003.

Current Business Platform and Organization

      Historically, Grubb & Ellis’ transaction services operations have generated approximately 60% of the Company’s revenue, with leasing transactions providing approximately 75% of the transaction revenue and dispositions and acquisitions accounting for the remaining 25%. The leasing activity represents a balanced blend of tenant representation, landlord representation and dual-representation. Grubb & Ellis’ transaction professionals are supported by the Company’s in-depth market research, which is regarded by real estate professionals and other industry constituents as one of the leading sources for market data in the real estate industry.

      The management services group has traditionally generated approximately 40% of the Company’s revenue, with reimbursed salaries, wages and benefits generating approximately 75% of the group’s revenue. Management service fees are generated from third-party property management, facilities management, business services, and other related activities and comprise the remaining 25% of revenue from this group. The Grubb & Ellis Management Services business unit provides its customers with client accounting, engineering services, independent property management, and corporate facilities management.

      The Company is currently organized in the following business segments. Additional information on these business segments can be found in Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Transaction Services

      Historically, transaction services have represented a large portion of the Company’s operations, and in fiscal year 2003 represented 56% of the Company’s total revenue. A significant portion of the transaction services provided by the Company are transaction related services, in which the Company represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transactions involve various types of commercial real estate, including office, industrial, retail, hospitality, multi-family and land.

      The Company also delivers, to a lesser extent, certain consulting related services primarily to its transaction services clients, including site selection, feasibility studies, exit strategies, market forecasts, appraisals, strategic planning and research services.

Management Services

      GEMS provides comprehensive property management and related services for properties owned primarily by institutional investors, along with facilities management services for corporate users. In regard to certain management and facility service contracts, the owner of a property will also reimburse the Company for certain expenses, primarily employee salaries and related benefit costs, that are incurred on behalf of the owner. Other related services include construction management, business services and engineering services. In fiscal year 2003, these services represented the remaining 44% of the Company’s total revenue.

Ownership and Debt Transactions

      On September 19, 2002, Kojaian Ventures, L.L.C. (“KV”), a related party to C. Michael Kojaian, the Company’s controlling stockholder and Chairman of the Board of Directors of the Company, exercised its right to convert a subordinated promissory note it held into preferred stock of the Company. As a result of this conversion, 11,725 shares of the Company’s Series A Preferred Stock were issued to KV, having a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $11,725,000 were reclassified to stockholders’ equity on the date of conversion. The preferred stock contains liquidation preference and voting rights equal to 990 common shares for each share of preferred stock, and votes, along with holders of common stock, on all matters on an as liquidated basis. The Series A Preferred Stock represented an aggregate of 11,607,750 common share equivalents at September 19, 2002, subject to adjustment. As a consequence of the conversion, there was a change in the voting control of the Company, as these equivalents, along with 3,762,884 shares of outstanding common stock owned by KV and its affiliates (approximately 25% of the outstanding common stock of the Company), represent approximately 57% of the total voting power of the Company.

      In May 2003, Kojaian Capital, L.L.C. (the “New Lender”), a related party to the Company’s controlling stockholder and Chairman, agreed to acquire the Company’s credit facility (“Credit Agreement”) from Bank of America, N.A. as agent and lender and certain other lenders (“Banks”), which transaction was effected on June 6, 2003. The Company is not a party to the transaction and the terms of the acquisition have not been disclosed. On June 20, 2003, the Company and the New Lender entered into the sixth amendment to the Credit Agreement (the “Sixth Amendment”), which improved the financial condition of the Company. Among other things, the Sixth Amendment defers further amortization of the principal obligations due under the Credit Agreement until September 30, 2004, and eliminates certain minimum EBITDA and fixed charge ratio covenant requirements through June 30, 2004. As a result of the Sixth Amendment, the Company was no longer in default under the Credit Agreement relating to the achievement of these financial covenants or otherwise.

      In connection with the anticipated acquisition of the credit facility, Kojaian Funding, L.L.C., another affiliated entity of the Company’s controlling stockholder and Chairman, also made a $4 million subordinated loan to the Company on May 9, 2003 (the “Subordinated Loan”) for working capital purposes. The Subordinated Loan requires interest only payments during its term at the rate of 10% per annum, with the entire principal amount of the loan due on July 15, 2004.

Strategic Initiatives

      The Company’s revenues during the first eight months of fiscal 2003 continued to be impacted by the difficult economic climate in the United States and the climate’s direct impact on the real estate services industry. As a result, the Company initiated a number of actions in March 2003 to improve its financial condition, including streamlining the Company’s business organization to better direct investment dollars to its core transaction and management services businesses. Several senior management changes were also made as part of a corporate realignment. The Company is also instituting various cost control initiatives that it believes will serve to strengthen the Company’s financial position, while at the same time permit the Company to continue to provide the same level of services that it has in the past. Specifically, in addition to a work force reduction of approximately 40 individuals, the Company further reduced compensation expense, which is the Company’s single largest expense, through executive officer salary reductions. Also, many contracts the Company held with external professional services firms were eliminated or revised to better support the Company’s new corporate alignment. The Company expects that all of the above actions will result in a decrease in fixed operating expenses to a scale more appropriate with the revenue levels experienced in fiscal 2003.

      Knight Frank is the Company’s strategic partner for the advancement of the Company’s global business strategy. With market presence in Europe, India and the Pacific Rim, the Company believes that Knight Frank is positioned to be an effective alliance partner that complements Grubb & Ellis’ strengths and provides the mechanism to deliver real estate services to global enterprises. As the trend towards globalization among large entities continues to gain momentum, the Company intends to focus on global business development and capabilities.

      The Company continues to develop its national affiliate program, through alliances with 40 real estate services firms, which has enabled it to enter markets where it previously did not have a formal presence and to better meet the multi-market needs of global clients. The Company has also invested in technology systems designed to provide a scalable platform for growth and to efficiently deliver and share data with clients. Among them is what the Company believes to be a state-of-the-art, company-wide information sharing and research network which enables its professional staff across all offices to work more efficiently, access the latest market intelligence, and more fully address clients’ needs.

Industry and Competition

      The commercial real estate industry is large and fragmented. The estimated $4.5 trillion of commercial real estate in the United States produces annual sales transactions valued at $150 billion and annual lease transactions valued at $180 billion. The gross market for annual brokerage commissions is estimated at approximately $13 billion. On a national basis, the commercial brokerage industry is highly fragmented with the half-dozen leading firms generating approximately 10% of the revenue.

      As a result of the current economic downturn, lease rates have declined and stabilized in many markets. Absorption rates have dropped significantly and vacancy rates have increased in many markets. Leasing commission rates have held firm, although sales commission rates have come under pressure, especially for larger institutional-grade properties. These factors have contributed to an industry-wide decline in commission revenue.

      The Company competes in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other real estate service providers, but also from boutique real estate advisory firms, appraisal firms and self-managed real estate investment trusts. Although many of the Company’s competitors are local or regional firms that are substantially smaller than the Company, some of the Company’s competitors are substantially larger than the Company on a local or regional basis. In general, there can be no assurance that the Company will be able to continue to compete effectively, to maintain current fee levels or margins, or maintain or increase its market share. Due to the Company’s relative strength and longevity in the markets in which it presently operates, and its ability to offer clients a range of real estate services on a local, regional, national and international basis, the Company believes that it can operate successfully in the future in this highly competitive industry, although there can be no assurances in this regard.

Environmental Regulation

      Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions that have impacted the management, development, use, and/or sale of real estate. The Company’s financial results and competitive position for the fiscal year 2003 have not been materially impacted by its compliance with environmental laws or regulations. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company and the industry in general. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject the Company to liability to a buyer or lessee of property. Applicable laws and contractual obligations to property owners could also subject the Company to environmental liabilities through the provision of management services. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. The Company may be held liable as an operator for such costs in its role as an on-site property manager. Liability can be imposed even if the original actions were legal and the Company had no knowledge of, or was not responsible for, the presence of the hazardous or toxic substances. Further, the Company may also be held responsible for the entire payment of the liability if it is subject to joint and several liability and the other responsible parties are unable to pay. The Company may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner that could adversely affect the Company’s transaction and management services. See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Seasonality

      Since the majority of the Company’s revenues are derived from transaction services, which are seasonal in nature, the Company’s revenue stream and the related commission expense are also subject to seasonal fluctuations. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 2003, 2002 and 2001, as a percentage of total annual revenue, ranged from a high of 32.5% to a low of 20.8%.

Service Marks

      The Company has registered trade names and service marks for the “Grubb & Ellis” name and logo and certain other trade names. The right to use the “Grubb & Ellis” name is considered an important asset of the Company, and the Company actively defends and enforces such trade names and service marks.

Real Estate Markets

      The Company’s business is highly dependent on the commercial real estate markets, which in turn are impacted by numerous factors, including but not limited to the general economy, interest rates and demand for real estate in local markets. Changes in one or more of these factors could either favorably or unfavorably impact the volume of transactions and prices or lease terms for real estate. Consequently, the Company’s revenue from transaction services and property management fees, operating results, cash flow and financial condition are impacted by these factors, among others.

Common Stock De-listed

      On October 17, 2002, the Company’s common stock was de-listed from the New York Stock Exchange (“NYSE”), due to the Company’s book value and market capitalization value being below the minimum levels required by the NYSE’s listing standards. The Company’s common stock commenced trading on the over-the-counter market (“OTC”) effective October 17, 2002, under the symbol GBEL.OB, and ceased trading on the NYSE prior to the opening that day.

Item 2. Properties

      The Company leases all of its office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of June 30, 2003, the Company leased approximately 687,000 square feet of office space in 68 locations under leases, which expire at various dates through October 30, 2012. For those leases that are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information, which is incorporated herein by reference.

Item 3. Legal Proceedings

      Information with respect to legal proceedings can be found in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

GRUBB & ELLIS COMPANY

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market and Price Information

      As of October 17, 2002, the principal market for the Company’s common stock is the over-the-counter market (“OTC”). Prior to that time, the principal market was the New York Stock Exchange (“NYSE”). The following table sets forth the high and low sales prices of the Company’s common stock on the OTC for the final three quarters of the fiscal year ended June 30, 2003 and on the NYSE for the first quarter of the fiscal year ended June 30, 2003 and each quarter of the fiscal year ended June 30, 2002.

	2003		2002

	High	Low	High	Low

First Quarter	$2.75	$1.20	$5.40	$3.35
Second Quarter	$2.50	$1.01	$4.10	$2.31
Third Quarter	$1.75	$0.80	$3.10	$2.35
Fourth Quarter	$2.05	$1.17	$4.25	$2.30

      As of September 22, 2003, there were 1,162 registered holders of the Company’s common stock and 15,097,371 shares of common stock outstanding, of which 11,246,279 were held by persons who may be considered “affiliates” of the Company, as defined in Federal securities regulations. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

      No cash dividends were declared on the Company’s common stock during the fiscal years ended June 30, 2003 or 2002. The Company has agreed, under the terms of its revolving credit facility, not to pay cash dividends on its common stock for the duration of the facility, without obtaining an appropriate waiver from the lender.

Sales of Unregistered Securities

      Effective May 14, 2002, the Company issued to Kojaian Ventures, L.L.C. (“KV”) a promissory note in the face amount of $11,237,500, the outstanding principal, accrued interest and certain costs of which were convertible, generally at the option of the holder, to shares of a new Series A Preferred Stock. On September 19, 2002, KV converted the promissory note to 11,725 shares of Series A Preferred Stock. The sale of the securities was not underwritten and was also exempt from the registration requirements under Section 4(2) of the Securities Act of 1933. The net proceeds of the note were used in part to pay down revolving debt of the Company under its credit agreement and in part for working capital purposes.

      See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report, and such disclosure is incorporated herein by reference.

Equity Compensation Plan Information

      The following table provides information on equity compensation plans of the Company as of June 30, 2003.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation plans approved by security holders	626,457	$6.34	2,500,517
Equity compensation plans not approved by security holders	974,634	$7.42	971,979
Total	1,601,091	$7.00	3,472,496

Equity Compensation Plans Not Approved by Stockholders

      Grubb & Ellis 1998 Stock Option Plan— this information can be found in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 6. Selected Financial Data

      Five-Year Comparison of Selected Financial and Other Data for the Company:

	For the Years Ended June 30,

	2003	2002	2001	2000	1999

	(in thousands, except share data)
Total revenue	$425,946	$431,446	$516,610	$508,540	$408,854
Net income (loss) to common stockholders	(17,902)	(15,477)	1,369	16,290	8,079
Benefit (provision) for income taxes	(2,432)	1,187	(5,102)	(9,598)	(5,301)
(Increase) reduction in deferred tax asset valuation allowance	(7,707)	(5,214)	—	—	1,325
Income (loss) from continuing operations(1)	(16,772)	(15,477)	4,502	16,290	8,079
Income (loss) from continuing operations per common share(1)
— Basic	(1.19)	(1.09)	0.26	0.82	0.41
— Diluted	(1.19)	(1.09)	0.25	0.77	0.37
Weighted average common shares
— Basic	15,101,625	14,147,618	17,051,546	19,779,220	19,785,715
— Diluted	15,101,625	14,147,618	17,975,351	21,037,311	21,587,898

(1)	Income and per share data reported on the above table reflect special charges in the amount of $9.5 million, $1.75 million, $6.2 million and $2.65 million for the fiscal years ended June 30, 2003, 2002, 2001 and 2000, respectively. Net income for the fiscal year ended June 30, 2001 includes a loss of $676,000 on the extinguishment of debt and a charge of $3.1 million reflecting the cumulative effect of a change in an accounting principle. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 5, 6, 16 and 17 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

	As of June 30,

	2003	2002	2001	2000	1999

	(in thousands, except share data)
Consolidated Balance Sheet Data:
Total assets	$75,102	$90,377	$92,426	$115,942	$98,451
Working capital	(2,723)	4,251	1,216	11,883	(300)
Long-term debt— affiliate	31,300	—	—	—	—
Long-term debt	—	36,660	29,000	—	553
Other long-term liabilities	10,323	10,396	9,734	10,422	11,189
Stockholders’ equity	255	5,866	16,316	61,620	44,482
Book value per common share	0.02	0.39	1.22	3.11	2.24
Common shares outstanding	15,097,371	15,028,839	13,358,615	19,810,894	19,885,084

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

      This Annual Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive”, “plan,” “intend”, “estimate” and “anticipate” or similar expressions. When we discuss our strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future.

      All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

      Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things:

      •  Decline in the Volume of Real Estate Transactions and Prices of Real Estate. The Company’s revenue is largely based on commissions from real estate transactions. As a result, a decline in the volume of real estate available for lease or sale, or in real estate prices, could have a material adverse effect on the Company’s revenues.

      •  General Economic Slowdown or Recession in the Real Estate Markets. Periods of economic slowdown or recession, rising interest rates or declining demand for real estate, both on a general or regional basis, will adversely affect certain segments of the Company’s business. Such economic conditions could result in a general decline in rents and sales prices, a decline in the level of investment in real estate, a decline in the value of real estate investments and an increase in defaults by tenants under their respective leases, all of which in turn would adversely affect revenues from transaction services fees and brokerage commissions which are derived from property sales and aggregate rental payments, property management fees and consulting and other service fees.

      •  The Company’s Debt Level and Ability to Make Principal and Interest Payments. The Company currently has $27.3 million of outstanding debt incurred in connection with the self-tender offer effected in December 2000 and $5 million of credit revolver debt. The Company also has a $4 million subordinated loan outstanding, which is due to an affiliate. Any material downturn in the Company’s revenue or increase in its costs and expenses could render the Company unable to meet its debt obligations.

      •  Risks Associated with Acquisitions. As discussed in Part I, Item I of this Annual Report under “Strategic Initiatives,” the Company has established a strategic alliance. Also, in connection with the Company’s strategic initiatives, it may undertake one or more additional strategic acquisitions. There can be no assurance that significant difficulties in integrating operations acquired from other companies and in coordinating and integrating systems in a strategic alliance will not be encountered, including difficulties arising from the diversion of management’s attention from other business concerns, the difficulty associated with assimilating groups of broad and geographically dispersed personnel and operations and the difficulty in maintaining uniform standards and policies. There can be no assurance that the integration will ultimately be successful, that the Company’s management will be able to effectively manage any acquired business or that any acquisition or strategic alliance will benefit the Company overall.

      •  Liabilities Arising from Environmental Laws and Regulations. Part I, Item I of this Annual Report under “Environmental Regulation” discusses potential risks related to environmental laws and regulations.

      •  The Company Faces Intense Competition. Part I, Item I of this Annual Report under “Competition” discusses potential risks related to competition.

      •  The Company’s Revenues are Seasonal. Part I, Item I of this Annual Report under “Seasonality” discusses potential risks related to the seasonal nature of the Company’s business.

      •  The Company’s Ability to Attract and Retain Qualified Personnel. The growth of the Company’s business is largely dependent upon its ability to attract and retain qualified personnel in all areas of its business. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit its growth, and its business and operating results could suffer.

      •  Control by Existing Stockholders. A single investor has a majority of the voting power of the Company, and is affiliated with the sole lenders to the Company at June 30, 2003. As a result, this investor can influence the Company’s affairs and policies and the approval or disapproval of most matters submitted to a vote of the Company’s stockholders, including the election of directors.

      •  Other Factors. Other factors are described elsewhere in this Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

      In regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of employee salaries and related benefit costs. The amounts, which are to be reimbursed per the terms of the services contract, are recognized as revenue by the Company in the same period as the related expenses are incurred.

Impairment of Goodwill

      On July 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company completed the transitional impairment test of goodwill as of July 1, 2002 and the annual impairment test as of June 30, 2003 and has determined that no goodwill impairment will impact the earnings and financial position of the Company as of those dates. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. The determination of impairment under FAS 142 requires the Company to estimate the fair value of reporting units. This fair value estimation involves a number of judgmental variables, including market multiples, which may change over time.

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

Insurance and Claim Reserves

      The Company has maintained partially self-insured and deductible programs for errors and omissions, general liability, workers’ compensation and certain employee health care costs. Reserves are based upon an estimate provided by an independent actuarial firm of the aggregate of the liability for reported claims and an estimate of incurred but not reported claims.

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

RESULTS OF OPERATIONS

Overview

      The Company reported a net loss of $16.8 million for the year ended June 30, 2003, primarily due to a decline in net transaction services revenues and the recognition of $9.5 million of special charges during the year, partially offset by a decrease in operating expenses.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenue

      The Company’s revenue is derived principally from transaction services fees related to commercial real estate, which include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management services fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s revenues, and include fees related to both property and facilities management outsourcing and business services. Recent accounting pronouncements and subsequent interpretations have provided further clarification regarding reimbursements of expenses on third party service contracts. As a result, the Company believed that it was no longer appropriate to net the reimbursements received from property owners against the related salary, wages and benefit expense. Accordingly, reimbursements received on third party service contracts are characterized as revenue in the Statement of Operations rather than as a reduction of expenses incurred. In prior reports, the Company had disclosed this reimbursement activity in its accounting policy footnote related to costs and expenses. See Note 1(p) of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

      Total revenue of $425.9 million was recognized for fiscal year 2003 as compared to revenue of $431.4 million for fiscal year 2002. Transaction services fees decreased by $21.2 million in the current fiscal year over the same period in 2002 due to the weak general economy and its impact on the real estate industry, along with an increased turnover in the Company’s transaction professional workforce. Management services fees increased by $15.7 million or 9.2% during that same period due to increased facility management assignments partially offset by decreased property management fees. Reimbursed revenues, as well as reimbursable expenses, related to salaries, wages and benefits increased by $16.9 million, or 14.4%, during the same period primarily due to the staffing requirements of the new assignments.

Costs and Expenses

      Services commissions expense is the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive services commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased slightly to 58.7% for fiscal year 2003 as compared to 58.0% for fiscal year 2002.

      Salaries, wages and benefits decreased by $16.5 million, or 16.9%, during fiscal year 2003 as compared to 2002. The decrease resulted primarily from a reduction in workforce in March 2002 and March 2003, along with the reduction of bonus payments and the elimination of the company match to the 401(k) Plan for qualified employees for calendar year 2002. Selling, general and administrative expenses decreased by $2.8 million, or 4.3%, for the same period, as the Company tightened its discretionary spending in the fourth quarter of fiscal year 2003.

      Depreciation and amortization expense for fiscal year 2003 decreased by 25.7% to $8.0 million from $10.7 million in fiscal year 2002, primarily due to the cessation of goodwill amortization described in the following paragraph. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $1.6 million was recognized in fiscal year 2003, compared to $2.1 million in the prior year due to a reduction in the number of new service contracts executed in the current year.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and the annual impairment test as of June 30, 2003. The Company determined that no goodwill impairment would impact the earnings and financial position of the Company as of those dates. Application of the non-amortization provisions of the Statement resulted in a decrease in depreciation and amortization expense and a corresponding increase in net operating income of approximately $1.6 million for fiscal year 2003 as compared to the same period in 2002, or $0.11 per share.

      During fiscal year 2003, the Company recorded special charges totaling $9.5 million, consisting primarily of severance costs of $6.3 million related to the resignations of the Company’s former Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, the Company’s General Counsel and other salaried personnel, and office closure costs of $3.2 million. See “Fiscal Year 2002 Compared to Fiscal Year 2001” below for a description of special charges incurred during fiscal year 2002.

      Interest income decreased during fiscal year 2003 as compared to fiscal year 2002 as a result of lower available invested cash and declining interest rates.

      Interest expense incurred during fiscal year 2003 and 2002 was due primarily to the Company’s term loan borrowings under the credit facility. Interest expense was also incurred due to the note payable-affiliate that was funded in March 2002 and subsequently converted to preferred stock in September 2002, and a second note payable-affiliate that was funded in May 2003. See Note 8 of Notes to Consolidated Statements in Item 8 of this Report for additional information.

Income Taxes

      As of June 30, 2003, the Company had gross deferred tax assets of $20.3 million, with $11.8 million of the deferred tax assets relating to net operating loss carry forwards which will be available to offset future taxable income through 2013. Management does not believe that the Company will generate sufficient future taxable income to realize these net deferred tax assets in the foreseeable short term future; therefore, the Company has recorded a valuation allowance for $17.4 million against the deferred tax assets as of June 30, 2003 and will continue to do so until such time as management believes that the Company will realize such tax benefits. Although uncertainties exist as to these events, the Company will continue to review its operations periodically to assess whether and when all deferred tax assets may be realized. The net income tax provision recorded in 2003 reflects a charge for the increase in the valuation allowance of $7.7 million, compared to a similar charge of $5.2 million in 2002. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Net Income (Loss)

      The net loss to common stockholders for fiscal year 2003 was $17.9 million, or $(1.19) per common share on a diluted basis, as compared to $15.5 million, or $(1.09) per common share for fiscal year 2002.

Stockholders’ Equity

      During fiscal year 2003, stockholders’ equity decreased $5.6 million to $255,000 from $5.9 million at June 30, 2002. The net loss of $16.8 million for fiscal year 2003 was partially offset by the conversion of the note payable-affiliate to preferred stock of $10.9 million, net of issuance costs. See Liquidity and Capital Resources below and Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information. The book value per common share issued and outstanding decreased to $0.02 at June 30, 2003 from $0.39 at June 30, 2002.

Fiscal Year 2002 Compared to Fiscal Year 2001

Revenue

      Total revenue for fiscal year 2002 was $431.4 million, a decrease of 16.5% from revenue of $516.6 million for fiscal year 2001. Significantly affecting this decline was a $96.4 million decrease in transaction services fees in fiscal year 2002 from the prior fiscal year. This resulted from decreased activity in the technology markets as well as the current softening in the general economy and its impact on the real estate industry through negative absorption and higher vacancy rates, particularly in the office sector. The terrorist attacks of September 11, 2001 created additional marketplace instability and further deterioration of overall economic conditions across the United States. Management services fees increased $11.2 million, or 7.1%, during the 2002 fiscal year as compared to the prior fiscal year. Decreases in property management fees were offset by increases in facility management revenue resulting primarily from a number of new contracts. Reimbursed revenues, as well as reimbursable expenses, related to salaries, wages and benefits increased $13.3 million, or 12.7%, for the same period due to the new business.

Costs and Expenses

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

      During fiscal year 2002, the Company concluded long standing litigation proceedings on the John W. Matthews, et al. v Kidder, Peabody & Co., et al. and HSM Inc., et al. (“Matthews”) case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company’s insurance carriers (“Reliance” liquidation). The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of income from claim related reserves. The Company also incurred other special charges in fiscal year 2002 totaling $3.9 million, consisting of $1.0 million of severance costs related to a reduction of salaried overhead, $2.1 million related to office closure costs, $300,000 related to costs incurred for the retirement of the Warburg Pincus $5,000,000 Subordinated Note and for the evaluation of an unsolicited purchase offer from a third party, and $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company’s decision to write-down its interest in the venture was due to a dilution in the Company’s ownership position, as well as uncertainty in the venture’s ability to achieve its business plan. As a result of these events, the Company recognized net special charges of $1,749,000 for fiscal year 2002.

      During fiscal year 2001, the Company recognized special charges totaling $6.2 million, relating primarily to the impairment of goodwill related to the April 1998 acquisition of White Commercial Real Estate, as well as compensation expense related to stock options exercised in connection with the Company’s self-tender offer, an initial write down in the carrying basis of an investment in an internet venture, and executive severance costs related to prior senior management changes. (See Notes 15 and 16 of Notes to Consolidated Statements in Item 8 of this Report for additional information.)

      Interest income decreased during fiscal year 2002 as compared to fiscal year 2001 as a result of lower available invested cash and lower interest rates.

      Interest expense incurred during fiscal year 2002 was due to the Company’s term loan borrowings under the credit facility related to the Company’s self-tender offer, and the note payable-affiliate funded in March 2002. Interest expense incurred during the first half of fiscal year 2001 was due primarily to seller financing related to business acquisitions made in calendar year 1998. Interest expense incurred in the second half of fiscal year 2001 was due to the term loan borrowings under the credit facility.

      Effective December 31, 2000, the Company restructured its credit agreement with Bank of America, N.A. as agent and lender and certain other lenders (“Credit Agreement”). Unamortized costs related to the prior agreement totaling $676,000 were written off and originally recorded as an extraordinary loss from extinguishment of debt during fiscal year 2001. In accordance with SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002, any gain or loss on extinguishment of debt that was classified as an extraordinary loss in prior periods shall be reclassified. Accordingly, the $676,000 loss from extinguishment of debt has been reclassified to “interest expense” in the 2001 statement of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 summarizes the SEC staff’s views regarding the recognition and reporting of revenues in financial statements for publicly owned companies. The adoption of SAB 101 is reflected as a cumulative effect of a change in accounting principle as of July 1, 2000. Under SAB 101, the Company’s leasing commissions that are payable upon certain events such as tenant occupancy or commencement of rent are now recognized under SAB 101 generally upon the delivery of agreed upon services to the client. Historically, the Company had recognized leasing commissions at the earlier of receipt of full payment or receipt of partial payment when lease and commission agreements had been executed and no significant contingencies existed. The Company had recognized consulting fees as employee time was incurred on a project. While this accounting change affects the timing of recognition of leasing revenues (and corresponding services commissions expense) and consulting revenues, it does not impact the Company’s cash flow from operations.

      The cumulative effect of the accounting change on prior years resulted in a reduction to income for fiscal year 2001 of $3.1 million (net of applicable taxes of $2.1 million), or $0.17 per diluted share. The effect of retroactive application of the accounting change to July 1, 2000 increased transaction services fees by $2.6 million, EBITDA by

$1.1 million and income before the cumulative effect of the accounting change by $632,000, or $0.04 per diluted share, for fiscal year 2001.

Income Taxes

      As of June 30, 2002, the Company had gross deferred tax assets of $14.6 million, with $5.4 million of the deferred tax assets relating to net operating loss carry forwards. The Company recorded a valuation allowance for $9.7 million against the deferred tax assets as of June 30, 2002.

Net Income (Loss)

      The net loss for fiscal year 2002 was $15.5 million, or $(1.09) per common share on a diluted basis, as compared to net income of $1.4 million, or $0.08 per common share for fiscal year 2001.

Stockholders’ Equity

      During fiscal year 2002, stockholders’ equity decreased $10.4 million to $5.9 million from $16.3 million at June 30, 2001. The net loss of $15.5 million for fiscal year 2002 was partially offset by the receipt of $5.2 million of proceeds from the exercise of warrants along with the sale of common stock under the Company’s stock option plans and employee stock purchase plan. The book value per common share issued and outstanding decreased to $0.39 at June 30, 2002 from $1.22 at June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      During fiscal year 2003, cash and cash equivalents decreased by $147,000 primarily as a result of cash used to fund operating activities of $1.2 million and investing activities of $3.3 million, offset by cash generated by financing activities of $4.4 million. Cash used in operating activities to fund losses from the Company’s operations was partially offset by the receipt of federal tax refunds. Cash used in investing activities related to $2.9 million of purchases of equipment, software and leasehold improvements and $400,000 to a business acquisition. Net financing activities related primarily to the funding of a $4.0 million loan by Kojaian Funding, L.L.C. and additional credit revolver borrowings of $5.0 million, offset by the repayment of the term loan borrowings of $4.5 million.

      The cash flow activities described in the preceding paragraph, along with the classification of $5.0 million of the amounts outstanding under the Company’s credit facility as current debt obligations, have resulted in a negative working capital position of approximately $2.7 million as of June 30, 2003. Strengthening of the Company’s working capital position will require improvement in its cash flow from operations, or additional working capital infusions, as to both of which there can be no assurances.

      The Company has historically experienced the highest use of operating cash in the quarter ending March 31, primarily related to the payment of incentive and deferred commission payable balances, which attain peak levels during the quarter ending December 31. Deferred commissions balances of approximately $7.6 million, related to revenues earned in calendar year 2002, were paid in January 2003, and incentive bonuses of approximately $2.0 million were paid in March 2003.

      See Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

      In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company’s cash requirements are not met by operating cash flow or additional debt or equity proceeds, as to whose availability there can be no assurances, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances. The Company has long-term principal payment obligations under the term portion of its credit facility of $27.3 million as of June 30, 2003. The Company has also fully utilized its revolving credit facility through borrowings of $5.0 million, and entered into a $4.0 million subordinated loan with a related party in May 2003 as described more fully below.

      The Company was subject to certain financial covenants pursuant to the terms of its amended and restated term loan and credit facility (the “Credit Agreement”) by and among the Company, various financial institutions and Bank of America, N.A. as agent and lender (collectively, the “Banks”), including minimum EBITDA (as defined in the credit agreement) levels it must achieve. Beginning December 20, 2002, the Company received a series of waivers through June 6, 2003 from the Banks with respect to any default regarding the minimum EBITDA levels for the quarters ended December 31, 2002 and March 31, 2003 which levels were not achieved. The waiver also provided for an increase in interest rates of 50 basis points on borrowings until such time as the outstanding principal fell below $24.0 million, and accelerated certain principal repayments of $1.7 million, which were made in the quarter ended March 31, 2003.

      In May 2003, Kojaian Capital, L.L.C. (the “New Lender”), a related party to the Company’s controlling stockholder and Chairman, agreed to acquire the Company’s Credit Facility from the Banks. The Company is not a party to the transaction and the terms of the acquisition have not been disclosed. This transaction was effected on June 6, 2003. The Company also received an extension of the waiver through June 30, 2003 relating to defaults that existed in regards to certain financial covenants required by the Credit Agreement from the New Lender.

      On June 20, 2003, the Company and the New Lender entered into the sixth amendment to the Credit Agreement (the “Sixth Amendment”), which improved the financial condition of the Company. Among other things, the Sixth Amendment defers further amortization of the principal obligations due under the Credit Agreement until September 30, 2004, and eliminates certain minimum EBITDA and fixed charge ratio covenant requirements through June 30, 2004. As a result of the Sixth Amendment, the Company was no longer in default under the Credit Agreement relating to the achievement of these financial covenants or otherwise.

      In connection with the anticipated acquisition of the Credit Facility, Kojaian Funding, L.L.C., another affiliated entity of the Company’s controlling stockholder and Chairman, made a $4 million subordinated loan to the Company on May 9, 2003 (the “Subordinated Loan”) for working capital purposes. The Company is obligated to pay interest only on the Subordinated Loan during its term at the rate of 10% per annum, payable monthly in arrears. The entire principal amount of the Subordinated Loan is due on July 15, 2004, although it may be prepaid in whole or in part at any time by the Company without premium or penalty upon fifteen (15) days’ prior notice. The Subordinated Loan, which was consented to by the Banks, is secured by all the assets of the Company and is guaranteed by all the Company’s subsidiaries, although such security interest is subordinate to the interests of the lender under the Credit Facility. The Company paid a 1% financing fee in connection with the closing of the Subordinated Loan.

      The material terms and conditions of the Subordinated Loan were negotiated by a special committee comprised of the disinterested member of the Company’s board of directors, which committee was established for such purpose. The special committee recommended the entering into of the Subordinated Loan to the full board of directors of the Company, which unanimously approved such terms.

      The Company has fully utilized its revolving credit facility through borrowings of $5.0 million. The borrowings under the revolver are due upon termination or maturity of the credit agreement, December 31, 2005. In addition, the Company must repay all outstanding amounts and not re-borrow such funds for a period of 30 consecutive days each December.

      Interest on outstanding borrowings under the credit facility is based upon Bank of America’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on the Credit Agreement obligations during fiscal year 2003 was 5.70%. Beginning in September 2004, the term loan facility amortizes on a quarterly basis through December 31, 2005 when both facilities mature.

      Scheduled principal payments on the term loan portion of the Credit Agreement are as follows (in thousands):

Year Ending
June 30	Amount

2004	$—
2005	8,000
2006	19,300

$27,300

      The variable interest rate structure of the Credit Agreement exposes the Company to risks associated with changes in the interest rate markets. Consequently, the Company entered interest rate protection agreements in March 2001 with banks that were original parties to the Credit Agreement, fixing the interest rates on 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a three year period ending March 31, 2004. The Company established risk management policies and procedures to manage the cost of borrowing obligations, which include the use of interest rate swap derivatives to fix the interest rate on debt with floating rate indices. Further, the Company prohibits the use of derivative instruments for trading or speculative purposes. As of June 30, 2003, the swap agreements had a total notional amount of $10.5 million, with a fixed annual interest rate to be paid by the Company of 5.18%, and a variable rate to be received by the Company equal to three month LIBOR based borrowing rates. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

      On June 30, 2003, the derivative instruments were reported at their fair value of approximately $174,000, net of applicable taxes, in other liabilities in the condensed Consolidated Balance Sheet. The offsetting amount is reported as a deferred loss in Accumulated Other Comprehensive Loss. The Company’s interest rate swaps are treated as cash flow hedges, which address the risk associated with future variable cash flows of debt transactions. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

      On March 17, 2003, the Company disclosed several executive management changes as part of a corporate realignment designed to enable the Company to better serve its clients by focusing on its transaction, management and strategic services business and global client capabilities. Specifically, the Company disclosed that the Company’s Chief Executive Officer and Chief Financial Officer had resigned to pursue other opportunities. In addition, the Company entered into a separation agreement with its General Counsel who resigned effective July 2, 2003.

      In conjunction with its corporate realignment, the Company is also instituting various cost control initiatives that it believes will serve to strengthen the Company’s financial position, while at the same time permit the Company to continue to provide the same level of services that it has in the past. Specifically, in addition to a work force reduction of approximately 40 individuals, the Company is further reducing compensation expenses, which is the Company’s single largest expense, as a result of the agreement of certain of its executive officers to reduce their salaries by as much as fifteen percent. The Company believes the foregoing measures, and others, including, but not limited to the streamlining of its national marketing activities, will result in aggregate savings to the Company of up to $15 million on an annualized basis.

      Effective as of April 1, 2003, the Company entered into a series of agreements which altered the structure of the Company’s transaction services operations in Phoenix, Arizona, effectively transferring its existing Phoenix commercial transaction services business to a newly-formed entity whose majority owners are the real estate salespersons previously employed by the Company in its Phoenix office. As part of the overall transaction, this new entity has signed an agreement pursuant to which it shall participate in the Company’s affiliate program. The revenues earned from the new Phoenix structure will be comprised solely of the fees received by the Company from this affiliate agreement, while the gross revenues of the office will no longer be reflected in the Company’s future financial statements (other than revenue earned from trailing contracts the Company retained). The Company also obtained the right to acquire a minority interest in this entity, which right it exercised in May 2003, and will record its proportionate share of the future operations of the new entity in its financial statements.

      On September 19, 2002, Kojaian Ventures, L.L.C. (“KV”), a related party, exercised its right to convert a subordinated promissory note it held into preferred stock of the Company. As a result of this conversion, 11,725 shares of the Company’s Series A Preferred Stock were issued to KV, having a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $11,725,000 were reclassified to stockholders’ equity on the date of conversion. Issuance costs of $783,000, previously offset against the note obligations, were also reclassified as a reduction of additional paid in capital. The preferred stock carries a dividend coupon of 12%, compounded quarterly on a cumulative basis, although no payments of dividends may be made until the credit facility has been terminated. Accrued dividends at June 30, 2003 totaled approximately $1.1 million.

      The preferred stock contains liquidation preference and voting rights equal to 990 common shares for each share of preferred stock and votes, along with holders of common stock, on all matters on an as liquidated basis. The

Series A Preferred Stock represented an aggregate of 11,607,750 common share equivalents at September 19, 2002, subject to adjustment. As a consequence of the conversion, there was a change in the voting control of the Company, as these equivalents, along with 3,762,884 shares of outstanding common stock owned by KV and its affiliates (approximately 25% of the outstanding common stock of the Company), represent approximately 57% of the total voting power of the Company. The preferred stock is not convertible into any other securities of the Company or subject to redemption. Warburg Pincus Investors, L.P., which currently owns approximately 39% of the outstanding common stock of the Company, has approximately 22% of the total voting power.

      On October 17, 2002, the Company’s common stock was de-listed from the New York Stock Exchange (“NYSE”), due to the Company’s book value and market capitalization value being below the minimum levels required by the NYSE’s listing standards. The Company’s common stock commenced trading on the over-the-counter market (“OTC”) effective October 17, 2002, under the symbol GBEL.OB, and ceased trading on the NYSE prior to the opening that day.

      In August 1999, the Company announced a program through which it may purchase up to $3 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2003, the Company had repurchased 359,900 shares at a total cost of approximately $2.0 million. No shares were repurchased under this program during fiscal years 2003 and 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company’s bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. See Note 6 of Notes to the Consolidated Financial Statements in Item 8 of this Report for additional information. As of June 30, 2003, the outstanding principal balances on these long-term debt obligations totaled $27.3 million. Since interest payments on these obligations will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of June 30, 2003, the Company had $10.5 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three-month LIBOR based rate from the counter-parties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:

Notional Amount	Date

$8,000,000	March 31, 2004

      When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of June 30, 2003, there was a net decline in interest rates since the Company had entered into the agreements, and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $174,000, net of taxes.

      To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2003 (in thousands):

Notional Amount	$10,500
Fair Value to the Company	(174)
Change in Fair Value to the Company Reflecting Change in Interest Rates
-100 BPS	(28)
+100 BPS	27

      The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Grubb & Ellis Company

      We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, in fiscal 2003 the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Chicago, Illinois

August 22, 2003

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND 2002

(in thousands, except share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $3,315 in 2003	$13,938	$14,085
Services fees receivable, net	11,452	13,212
Other receivables	2,726	3,396
Professional service contracts, net	1,159	1,974
Prepaid income taxes	669	6,890
Prepaid and other current assets	557	586
Deferred tax assets, net	—	1,563

Total current assets	30,501	41,706
Noncurrent assets:
Equipment, software and leasehold improvements, net	13,959	17,843
Goodwill, net	26,958	26,958
Deferred tax assets, net	—	947
Other assets	3,684	2,923

Total assets	$75,102	$90,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,107	$5,569
Commissions payable	3,465	5,347
Credit facility debt — affiliate	5,000	—
Credit facility debt	—	5,750
Accrued compensation and employee benefits	14,889	16,243
Other accrued expenses	5,763	4,546

Total current liabilities	33,224	37,455
Long-term liabilities:
Credit facility debt — affiliate	27,300	—
Credit facility debt	—	26,000
Note payable — affiliate, net	4,000	10,660
Accrued claims and settlements	7,374	7,823
Other liabilities	2,949	2,573

Total liabilities	74,847	84,511

Stockholders’ equity:
Preferred stock: 1,000,000 shares authorized; 11,725 Series A shares issued and outstanding at $1,000 stated value at June 30, 2003	11,725	—
Common stock, $.01 par value: 50,000,000 shares authorized; 15,097,371 and 15,028,839 shares issued and outstanding at June 30, 2003 and 2002, respectively	151	150
Additional paid-in-capital	71,410	72,084
Accumulated other comprehensive loss	(174)	(283)
Retained deficit	(82,857)	(66,085)

Total stockholders’ equity	255	5,866

Total liabilities and stockholders’ equity	$75,102	$90,377

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

(in thousands, except share data)

	2003	2002	2001

Revenue:
Transaction services fees	$240,916	$262,077	$358,462
Management services fees, including reimbursed salaries, wages and benefits	185,030	169,369	158,148

Total revenue	425,946	431,446	516,610

Costs and expenses:
Services commissions	141,375	151,900	216,646
Reimbursable salaries, wages and benefits	134,913	117,970	104,648
Salaries, wages and benefits	81,031	97,497	98,847
Selling, general and administrative	62,983	65,828	68,550
Depreciation and amortization	7,960	10,706	11,635
Severance, office closure and other special charges	9,500	1,749	6,222

Total costs and expenses	437,762	445,650	506,548

Total operating income (loss)	(11,816)	(14,204)	10,062
Other income and expenses:
Interest income	245	401	1,640
Interest expense	(2,271)	(2,681)	(2,098)
Interest expense—affiliate	(498)	(180)	—

Income (loss) before income taxes and cumulative effect of accounting change	(14,340)	(16,664)	9,604
Benefit (provision) for income taxes	(2,432)	1,187	(5,102)

Income (loss) from continuing operations	(16,772)	(15,477)	4,502
Cumulative effect of accounting change, net of tax	—	—	(3,133)

Net income (loss)	(16,772)	(15,477)	1,369
Preferred stock dividends accrued	(1,130)	—	—

Net income (loss) to common stockholders	$(17,902)	$(15,477)	$ 1,369

Net income (loss) per weighted average common share outstanding:
Basic-
- income (loss) from continuing operations	$ (1.19)	$ (1.09)	$ 0.26
- from cumulative effect of accounting change	—	—	(0.18)

	$ (1.19)	$ (1.09)	$ 0.08

Diluted-
- income (loss) from continuing operations	$ (1.19)	$ (1.09)	$ 0.25
- from cumulative effect of accounting change	—	—	(0.17)

	$ (1.19)	$ (1.09)	$ 0.08

Weighted average common shares outstanding:
Basic-	15,101,625	14,147,618	17,051,546

Diluted-	15,101,625	14,147,618	17,975,351

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

(in thousands, except share data)

		Common Stock			Accumulated
				Additional	Other	Retained	Total	Total
	Preferred	Outstanding		Paid-In-	Comprehensive	Earnings	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Loss	(Deficit)	Income (Loss)	Equity

Balance as of July 1, 2000		19,810,894	$198	$113,399	$—	$(51,977)		$61,620
Self-tender offer repurchases		(7,000,073)	(70)	(48,740)	—	—		(48,810)
Employee common stock purchases and net exercise of stock options		547,794	6	2,199	—	—		2,205
Net income		—	—	—		1,369	$1,369	1,369
Change in value of cash flow hedge, net of tax		—	—	—	(68)	—	(68)	(68)

Total comprehensive income							$1,301

Balance as of June 30, 2001		13,358,615	134	66,858	(68)	(50,608)		16,316
Employee common stock purchases and net exercise of stock options		330,889	3	1,076	—	—		1,079
Proceeds from stock warrant exercises, net		1,339,335	13	4,150	—	—		4,163
Net loss		—	—	—	—	(15,477)	$(15,477)	(15,477)
Change in value of cash flow hedge, net of tax		—	—	—	(215)	—	(215)	(215)

Total comprehensive loss							$(15,692)

Balance as of June 30, 2002		15,028,839	150	72,084	(283)	(66,085)		5,866
Issuance of 11,725 Series A shares of preferred stock	$11,725			(783)				10,942
Stock repurchases		(125,000)	(1)	(162)				(163)
Employee common stock purchases and net exercise of stock options		193,532	2	271				273
Net loss		—	—	—		(16,772)	$(16,772)	(16,772)
Change in value of cash flow hedge, net of tax		—	—	—	109	—	109	109

Total comprehensive loss							$(16,663)

Balance as of June 30, 2003	$11,725	15,097,371	$151	$71,410	$(174)	$(82,857)		$255

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

(in thousands, except share data)

	2003	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$(16,772)	$(15,477)	$1,369
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	(5,197)	(2,893)	(566)
Increase in deferred tax asset valuation allowance	7,707	5,214	—
Depreciation and amortization	7,960	10,706	11,635
Loss on extinguishment of debt	—	—	676
Cumulative effect of accounting change, net of tax	—	—	3,133
Accrued severance, office closure and other special charges	9,500	374	3,000
Payment of accrued severance	(3,007)	—	—
Payment of office closure costs	(1,157)	(107)	—
Provision (recovery) for services fees receivable valuation allowances	84	(229)	(195)
Stock option compensation expense	—	—	1,219
Net receipt of tax refunds	6,473	1,576	—
Funding of multi-year service contracts	(2,361)	(793)	(3,637)
(Increase) decrease in services fees receivable	1,727	4,724	(3,962)
(Increase) decrease in prepaid income taxes	(252)	(3,868)	(4,868)
(Increase) decrease in prepaid and other assets	1,061	1,662	3,975
Increase (decrease) in accounts and commissions payable	(3,370)	(255)	92
Increase (decrease) in accrued compensation and employee benefits	(3,770)	2,828	(900)
Increase (decrease) in accrued claims and settlements	(449)	1,328	(46)
Increase (decrease) in other liabilities	578	(471)	(2,916)

Net cash provided by (used in) operating activities	(1,245)	4,319	8,009

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(2,933)	(5,147)	(6,153)
Cash paid for business acquisitions, net of cash acquired	(400)	(2,295)	(568)

Cash used in investing activities	(3,333)	(7,442)	(6,721)

Cash Flows from Financing Activities:
Repayment of credit facility debt	(4,450)	(11,250)	(3,000)
Borrowings on credit facility debt	5,000	6,000	40,000
Repayment of acquisition indebtedness	—	—	(519)
Repayment of borrowings from affiliate	—	(5,000)	—
Borrowings on note payable— affiliate	4,000	16,237	—
Proceeds from issuance of common stock, net	273	1,079	986
Proceeds from stock warrant exercises, net	—	4,163	—
Cash paid to fund self-tender offer	—	—	(48,810)
Repurchase of common stock	(163)	—	—
Issuance costs and deferred financing fees	(229)	(1,269)	(559)

Net cash provided by (used in) financing activities	4,431	9,960	(11,902)

Net increase (decrease) in cash and cash equivalents	(147)	6,837	(10,614)
Cash and cash equivalents at beginning of the year	14,085	7,248	17,862

Cash and cash equivalents at end of the year, including restricted deposits of $3,315 in 2003	$13,938	$14,085	$7,248

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) The Company

      Grubb & Ellis Company (the “Company”) is a full service commercial real estate company that provides services to real estate owners/investors and tenants including transaction services involving leasing, acquisitions and dispositions, and property and facilities management services. Additionally, the Company provides consulting and strategic services with respect to commercial real estate.

(b) Principles of Consolidation

      The consolidated financial statements include the accounts of Grubb & Ellis Company, and its wholly owned subsidiaries, including Grubb & Ellis Management Services, Inc. (“GEMS”), which provides property and facilities management services. All significant intercompany accounts have been eliminated.

      The Company consolidates all entities for which it has a controlling financial interest evidenced by ownership of a majority voting interest. Investments in corporations and partnerships in which the Company does not have a controlling financial interest or majority interest are accounted for on the equity method of accounting.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN 46”)”. FIN 46 introduces a new consolidation model, the variable interest model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. The Company has reviewed the provisions of FIN 46 and has determined that it will not have an impact on its financial condition and results of operations.

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

      In regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of employee salaries and related benefit costs. The amounts, which are to be reimbursed per the terms of the services contract, are recognized as revenue by the Company in the same period as the related expenses are incurred. These fees totaled approximately $134.9 million, $118.0 million and $104.6 million during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. See Note 1(p) of Notes to Consolidated Financial Statements for additional information.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies— (Continued)

      Effective July 1, 2000, the Company changed its method of accounting to comply with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which summarized the SEC staff’s views regarding the recognition and reporting of revenues in financial statements. See Note 17 of Notes to Consolidated Financial Statements for additional information.

(e) Costs and Expenses

      Real estate transaction services and other commission expenses are recognized concurrently with the related revenue. All other costs and expenses are recognized when incurred.

(f) Accounting for Stock-Based Compensation

      Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“Statement 123”)” allows companies to either account for stock-based compensation under the provisions of Statement 123 or under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). The Company elected to continue accounting for stock-based compensation to its employees under the provisions of APB 25. Accordingly, because the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized by the Company. If the exercise price of an award is less than the fair market value of the underlying stock at the date of grant, the Company recognizes the difference as compensation expense over the vesting period of the award. The Company, however, is required to provide pro forma disclosure as if the fair value measurement provisions of Statement 123 had been adopted. See Note 11 of Notes to Consolidated Financial Statements for additional information.

(g) Income Taxes

      Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets, such as net operating loss carry forwards, which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies in the foreseeable short term future is more likely than not.

(h) Cash and Cash Equivalents

      Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with maturities of three months or less from the date of purchase and are stated at cost. Cash and cash equivalents whose use are restricted due to various contractual constraints, the majority of which relates to the Company’s insurance policies, totaled $3,315,000 as of June 30, 2003.

      Cash payments for interest were approximately $2,721,000, $2,892,000 and $1,383,000 for each of the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Cash payments for income taxes for the fiscal years ended June 30, 2003, 2002 and 2001 were approximately $180,000, $360,000 and $10,303,000, respectively. Cash refunds for income taxes totaling approximately $6,473,000 and $1,576,000 were received in the fiscal years ended June 30, 2003 and 2002, respectively.

(i) Transaction Service Contracts

      The Company holds multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $1.6 million, $2.1 million and $2.9 million was recognized in fiscal years 2003, 2002 and 2001, respectively.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies— (Continued)

(j) Equipment, Software and Leasehold Improvements

      Equipment, software and leasehold improvements are recorded at cost. Depreciation of equipment is computed using the straight-line method over their estimated useful lives ranging from three to seven years. Software costs consist of costs to purchase and develop software. Costs related to the development of internal use software are capitalized only after a determination has been made as to how the development work will be conducted. Any costs incurred in the preliminary project stage prior to this determination are expensed when incurred. Also, once the software is substantially complete and ready for its intended use, any further costs related to the software such as training or maintenance activities are also expensed as incurred. Amortization of the development costs of internal use software programs begins when the related software is ready for its intended use. All software costs are amortized using a straight-line method over their estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over their useful lives not to exceed the terms of the respective leases. Maintenance and repairs are charged to expense as incurred.

(k) Goodwill

      Goodwill, representing the excess of the cost over the fair value of the net tangible assets of acquired businesses, is stated at cost and was amortized prior to July 1, 2002 on a straight-line basis over estimated future periods to be benefited, which ranged from 15 to 25 years. Accumulated amortization amounted to approximately $5,815,000 at June 30, 2003 and 2002. The Company wrote-off approximately $454,000 of fully amortized goodwill in 2002.

      Prior to July 1, 2002, the net carrying value of goodwill was reviewed by management if facts and circumstances, such as significant declines in revenues or number of professionals, suggested that an impairment existed. If an impairment was identified as a result of such reviews, the Company would measure it by comparing undiscounted cash flows of a specific acquired business with the carrying value of goodwill associated therewith. If the future estimated undiscounted cash flows were not sufficient to recover the carrying value of such goodwill, such asset would be adjusted to its fair value through a charge to operations. An impairment loss of $2,150,000 was recognized in fiscal 2001. (See Note 16 of Notes to Consolidated Financial Statements for additional information.) No goodwill impairment losses were identified in fiscal 2002.

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

      The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and the annual impairment test as of June 30, 2003. The Company has determined that no goodwill impairment will impact the earnings and financial position of the Company as of those dates. Application of the non-amortization provisions of the Statement resulted in a decrease in depreciation and amortization expense and a corresponding increase in net operating income of approximately $1.6 million for fiscal year 2003 as compared to the same period in 2002, or $0.11 per share.

(l) Accrued Claims and Settlements

      The Company has maintained partially self-insured and deductible programs for errors and omissions, general liability, workers’ compensation and certain employee health care costs. Reserves for such programs are included in accrued claims and settlements and compensation and employee benefits payable, as appropriate. Reserves are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies— (Continued)

(m) Financial Instruments

      Statements of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, receivables and obligations under accounts payable and debt instruments, approximate their fair values, based on similar instruments with similar risks.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the provisions of SFAS No. 150 will have an impact on its financial condition and results of operations.

(n) Fair Value of Derivative Instruments and Hedged Items

      The Financial Accounting Standards Board issued Statement of Financial Accounting (“SFAS”) No. 138 “Accounting for Derivative Instruments and Hedging Activities” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company became subject to the requirements of SFAS No. 133 during March 2001, as a result of entering into two interest rate swap agreements in conjunction with a new credit agreement. See Note 6 of Notes to Consolidated Financial Statements for additional information. SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates, the computed “effectiveness” of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not anticipate that the provisions of SFAS No. 149 will have an impact on its financial condition and results of operations.

(o) Costs Associated with Exit or Disposal Activities

      In June 2002, the Financial Accounting Standards Board issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires liabilities for costs associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred.

      The Company records a liability for one-time termination benefits at the date the plan of termination meets certain criteria including appropriate management approval, specificity as to employee and benefits to be provided and an indication that significant changes to the plan are unlikely. If the employees are required to render service until they are terminated in order to receive the termination benefits beyond the minimum retention period as defined in the Statement, the Company will recognize the liability ratably over the retention period.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies— (Continued)

      The Company records a liability for certain operating leases based on the fair value of the liability at the cease-use date. The fair value is determined based on the remaining lease rentals, reduced by estimated sublease rentals.

(p) Reclassifications

      Recent accounting pronouncements and subsequent interpretations have provided further clarification regarding reimbursements of expenses on third party service contracts. As a result, the Company believed that it was no longer appropriate to net the reimbursements received from property owners against the related salary, wages and benefit expense. Accordingly, reimbursements received on third party service contracts are characterized as revenue in the Statement of Operations rather than as a reduction of expenses incurred. The Company has reclassified the reimbursements received during fiscal years 2002 and 2001 as revenue to conform to the current year presentation. In prior reports, the Company had disclosed this reimbursement activity in its accounting policy footnote related to costs and expenses. This reclassification has not changed the previously reported results of operations or cash flow of the Company.

      Certain other amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications have not changed previously reported results of operations or cash flow.

2. Services Fees Receivable, net

      Services fees receivable at June 30, 2003 and 2002 consisted of the following (in thousands):

	2003	2002

Transaction services fees receivable	$5,246	$6,005
Management services fees receivable	7,157	8,126
Allowance for uncollectible accounts	(689)	(605)

Total	11,714	13,526
Less portion classified as current	11,452	13,212

Non-current portion (included in other assets)	$262	$314

      The following is a summary of the changes in the allowance for uncollectible services fees receivable for the fiscal years ended June 30, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Balance at beginning of year	$605	$834	$2,326
Reduction from change in accounting principle (see Note 14)	—	—	(1,297)
Provision for bad debt	84	—	—
Recovery of allowance	—	(229)	(195)

Balance at end of year	$689	$605	$834

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Equipment, Software and Leasehold Improvements, net

      Equipment, software and leasehold improvements at June 30, 2003 and 2002 consisted of the following (in thousands):

	2003	2002

Furniture, equipment and software systems	$43,423	$43,436
Leasehold improvements	6,734	6,636

Total	50,157	50,072
Less accumulated depreciation and amortization	36,198	32,229

Equipment, software and leasehold improvements, net	$13,959	$17,843

      The Company wrote off approximately $2.8 million and $1.1 million of furniture and equipment during the fiscal years ended June 30, 2003 and 2002, respectively. Approximately $2.4 million and $0.9 million of accumulated depreciation and amortization expense had been recorded on these assets prior to their disposition in the fiscal years ended June 30, 2003 and 2002, respectively.

4. Earnings (Loss) Per Common Share

      Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“Statement 128”) requires disclosure of basic earnings per share that excludes any dilutive effects of options, warrants, and convertible securities and diluted earnings per share.

      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the Fiscal Year Ended June 30,

	2003	2002	2001

Basic earnings per common share:
Income (loss) from continuing operations	$(16,772)	$(15,477)	$4,502
Preferred stock dividends accrued	(1,130)	—	—

Income (loss) from continuing operations to common stockholders	$(17,902)	$(15,477)	$4,502

Weighted average common shares outstanding	15,102	14,148	17,052

Income (loss) from continuing operations per common share— basic	$(1.19)	$(1.09)	$0.26

Diluted earnings per common share:
Income (loss) from continuing operations	$(16,772)	$(15,477)	$4,502
Preferred stock dividends accrued	(1,130)	—	—

Income (loss) from continuing operations to common stockholders	$(17,902)	$(15,477)	$4,502

Weighted average common shares outstanding	15,102	14,148	17,052
Effect of dilutive securities:
Stock options and warrants	—	—	923

Weighted average common shares outstanding	15,102	14,148	17,975

Income (loss) from continuing operations per common share— diluted	$(1.19)	$(1.09)	$0.25

      Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were 1,601,091, 2,816,861, and 1,661,697 at June 30, 2003, 2002 and 2001, respectively, and were not included in the computation of diluted earnings per share either because an operating loss was reported or, in 2001, the option exercise price was greater than the average market price of the common shares.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facility Debt

      Effective December 31, 2000, the Company entered into an amended and restated credit agreement (“Credit Agreement”) by and among the Company, various financial institutions and Bank of America, N.A. as agent and lender (collectively, the “Banks”), which revised certain terms and provisions of its prior credit facility. The Credit Agreement provided for a $40 million term loan that was used to fund a portion of the self-tender offer completed by the Company effective January 24, 2001, along with a $15 million revolving credit facility for working capital purposes.

      Effective March 8, 2002, the Company completed the restructuring of its credit facility that was effected in accordance with the terms and conditions of a third amendment to the Credit Agreement (“Third Amendment”). Under the terms of the Third Amendment, $5,000,000 of principal amortization of the term loan that was previously due in calendar year 2002 was deferred, certain financial covenants relating to the Company’s cash flows and operations were revised, and the commitment under the revolving loan portion was reduced from $15,000,000 to $6,000,000 (and was further reduced to $5,000,000 in June 2002).

      Simultaneously with the Third Amendment, the Company, Bank of America (as administrative agent), and Warburg, Pincus Investors, L.P. (“Warburg Pincus”) also entered into an option purchase agreement (the “Option Agreement”) whereby Warburg Pincus funded a $5,000,000 promissory note (the “$5,000,000 Subordinated Note”) and granted the Company the right (which right was assignable to the banks) to cause Warburg Pincus to deliver to the Company an additional $6,000,000 in June 2002 upon substantially the same terms and conditions as the $5,000,000 Subordinated Note (the ‘$6,000,000 Subordinated Note”). All sums evidenced by the $5,000,000 Subordinated Note and the $6,000,000 Subordinated Note (collectively, the “Subordinated Notes”) were subordinate to all other indebtedness under the credit facility. The Subordinated Notes were demand obligations bearing interest at the rate of 15% per annum, compounded quarterly, although no payments of interest or principal were permitted until the credit facility was terminated. In addition, all principal and interest and reasonable costs evidenced by the Subordinated Notes were subject to conversion generally at the option of the holder, into 11,000 shares of the Company’s newly created Series A Preferred Stock, subject to adjustment for accrued interest thereon, having a stated value of $1,000 per share.

      Pursuant to the Option Agreement, the Company also received the right to replace the Warburg Pincus financing arrangements (“Refinancing Right”) by a certain date, contemplated by the Option Agreement. Specifically, upon the receipt of at least approximately $15,000,000 from the sale of equity or subordinated debt securities, and the tendering to Warburg Pincus, or its assigns, on or before the extended date of May 14, 2002, of (i) the entire principal amount of the $11,000,000 Subordinated Notes, plus accrued interest thereon and reasonable costs with respect thereto, and (ii) the sum of $4,158,431, to re-purchase 1,337,358 shares of common stock acquired by Warburg Pincus in January 2002, all of the debt and equity securities issued and issuable thereunder, would automatically be terminated. On May 13, 2002, the Company exercised the Refinancing Right and entered into a replacement financing arrangement with Kojaian Ventures, L.L.C. See Note 8 of Notes to Consolidated Financial Statements for additional information.

      The Company was subject to certain financial covenants pursuant to the terms of its Credit Agreement, including minimum EBITDA (as defined in the credit agreement) levels it must achieve. Beginning December 20, 2002, the Company received a series of waivers through June 6, 2003 from the Banks with respect to any default regarding the minimum EBITDA levels for the quarters ended December 31, 2002 and March 31, 2003 which levels were not achieved. The waiver also provided for an increase in interest rates of 50 basis points on borrowings until such time as the outstanding principal due fell below $24.0 million, and accelerated certain principal repayments of $1.7 million, which were made in the quarter ended March 31, 2003.

      In May 2003, an affiliated entity of the Company’s controlling stockholder and Chairman agreed to acquire the Company’s Credit Agreement from the Banks. This transaction was effected on June 6, 2003. (See Note 6 of Notes to Consolidated Financial Statements for additional information.)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facility Debt—(Continued)

      Unamortized fees related to the prior credit facility agreement, totaling approximately $676,000 were written off concurrently with the effective date of the Credit Agreement and were originally recorded as an extraordinary loss from extinguishment of debt during the fiscal year ended June 30, 2001. In accordance with SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002, any gain or loss on extinguishment of debt that was classified as an extraordinary loss in prior periods shall be reclassified. Accordingly, the $676,000 loss from extinguishment of debt has been reclassified to “interest expense” in the 2001 statement of operations.

6. Credit Facility Debt— Affiliate

      Kojaian Capital, L.L.C. (the “New Lender”), an affiliated entity of the Company’s controlling stockholder and Chairman, acquired the Company’s Credit Agreement from the Banks on June 6, 2003. The Company also received an extension of a waiver through June 30, 2003 relating to defaults that existed in regards to certain financial covenants required by the Credit Agreement from the New Lender.

      On June 20, 2003, the Company and the New Lender entered into the sixth amendment to the Credit Agreement (the “Sixth Amendment”) which, among other things, defers further amortization of the principal obligations due under the Credit Agreement until September 30, 2004, and eliminates certain minimum EBITDA and fixed charge ratio covenant requirements through June 30, 2004. As a result of the Sixth Amendment, the Company was no longer in default under the Credit Agreement relating to the achievement of these financial covenants or otherwise.

      The Company has fully utilized its revolving credit facility through borrowings of $5.0 million. The borrowings under the revolver are due upon termination or maturity of the credit agreement, December 31, 2005. In addition, the Company must repay all outstanding amounts and not re-borrow such funds for a period of 30 consecutive days each December.

      Interest on outstanding borrowings under the credit facility is based upon Bank of America’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on the Credit Agreement obligations during fiscal year 2003 was 5.70%. Beginning in September 2004, the term loan amortizes on a quarterly basis through December 31, 2005 when both facilities mature.

      Scheduled principal payments on the term loan portion of the Credit Agreement are as follows (in thousands):

Year Ending
June 30	Amount

2004	$—
2005	8,000
2006	19,300

$27,300

      Direct expenses related to the Credit Agreement and amendments totaling approximately $1,273,000 have been recorded as deferred financing fees and are amortized over the term of the agreement. The variable interest rate structure of the Credit Agreement exposes the Company to risks associated with changes in the interest rate markets. Consequently, the Credit Agreement required the Company to enter interest rate protection agreements, within 90 days of the date of the agreement, initially fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. The Company subsequently established risk management policies and procedures to manage the cost of borrowing obligations, which include the use of interest rate swap derivatives to fix the interest rate on debt with floating rate indices. Further, the Company prohibits the use of derivative instruments for trading or speculative purposes. In March 2001, the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Credit Facility Debt— Affiliate—(Continued)

Company entered into two interest rate swap agreements for a three year term, with banks that were original parties to the Credit Agreement. As of June 30, 2003, the swap agreements had a total notional amount of $10.5 million, with a fixed annual interest rate to be paid by the Company of 5.18%, and a variable rate to be received by the Company equal to three month LIBOR based borrowing rates. The net interest paid as a result of these pay/receive rates totaled $467,000, $442,000 and $15,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

      On June 30, 2003, the derivative instruments were reported at their fair value of approximately $174,000, net of applicable taxes, in other liabilities in the Consolidated Balance Sheet. The offsetting amount is reported as a deferred loss in Accumulated Other Comprehensive Loss. The Company’s interest rate swaps are treated as cash flow hedges, which address the risk associated with future variable cash flows of debt transactions. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

      Repayment of the Credit Agreement is collateralized by substantially all of the Company’s assets and the Credit Agreement contains certain restrictive covenants, including, among other things: restrictions on indebtedness, the payment of dividends, the redemption or repurchase of capital stock, acquisitions, investments and loans.

7. Note Payable— Affiliate

      In connection with the anticipated acquisition of the Credit Agreement, Kojaian Funding, L.L.C., another affiliated entity of the Company’s controlling stockholder and Chairman, made a $4 million subordinated loan to the Company on May 9, 2003 (the “Subordinated Loan”) for working capital purposes. The Company is obligated to pay interest only on the Subordinated Loan during its term at the rate of 10% per annum, payable monthly in arrears. The entire principal amount of the Subordinated Loan is due on July 15, 2004, although it may be prepaid in whole or in part at any time by the Company without premium or penalty upon fifteen (15) days’ prior notice. The Subordinated Loan, which was consented to by the Banks, is secured by all assets of the Company and is guaranteed by all the Company’s subsidiaries, although such security interest is subordinate to the interests of the lender under the Credit Facility. The Company paid a 1% financing fee in connection with the closing of the Subordinated Loan.

      The material terms and conditions of the Subordinated Loan were negotiated by a special committee comprised of the disinterested member of the Company’s board of directors, which committee was established for such purpose. The special committee recommended the entering into of the Subordinated Loan to the full board of directors of the Company, which unanimously approved such terms.

8. Issuance of Preferred Stock

      On May 13, 2002, the Company effected a closing of a financing with Kojaian Ventures, L.L.C. (“KV”) which is wholly-owned by the Company’s controlling stockholder and Chairman, who, along with his father, owned, subsequent to the closing of the KV financing, approximately 20% of the Company’s issued and outstanding Common Stock. In addition, certain affiliated real estate entities of KV, in the aggregate, are substantial clients of the Company. The Company accepted the financing offered by KV based, in part, upon the fact that the KV financing, which replaced the financing provided by Warburg Pincus in March 2002 (see Note 5 of Notes to Consolidated Financial Statements for additional information), was on more favorable terms and conditions to the Company than the Warburg Pincus financing.

      Accordingly, on the closing of the KV financing on May 13, 2002, KV paid to the Company an aggregate of $15,386,580 which provided the Company with the necessary funds, which the Company used, to (i) repay the $5,000,000 Subordinated Note and accrued interest thereon of $137,500, (ii) pay $100,000 of Warburg Pincus’ reasonable, documented out-of-pocket expenses associated with the $5,000,000 Subordinated Note, (iii) repurchase, at cost, 1,337,358 shares of Common Stock held by Warburg Pincus for a price per share of $3.11, or an aggregate

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Issuance of Preferred Stock—(Continued)

purchase price of $4,158,431, and (iv) pay down $6,000,000 of revolving debt under the Company’s Credit Agreement. In exchange therefore, KV received (i) a convertible subordinated note in the principal amount of $11,237,500 (the “KV Debt”), and (ii) 1,337,358 shares of Common Stock at a price of $3.11 per share. As a consequence, upon the closing of the KV Transaction, the Option Agreement was terminated, and KV replaced Warburg Pincus as a junior lender under the Credit Facility. The form of KV’s financing was substantially identical to the form of the $11,000,000 Subordinated Notes that Warburg Pincus was to provide pursuant to the Option Agreement, provided, however, that the KV Debt was more favorable to the Company in two (2) material respects.

      First, the interest rate on the KV Debt was 12% per annum as opposed to 15% per annum. Similarly, the Series A Preferred Stock into which the KV Debt was converted has a coupon of 12% per annum, compounded quarterly, rather than 15% per annum, compounded quarterly. Second, the Series A Preferred Stock that KV received, like the Series A Preferred Stock that was issuable to Warburg Pincus, has approximately a 40% preference on liquidation, dissolution and certain change in control transactions rather than the 50% preference on the Warburg Pincus financing. KV’s liquidation preference is the greater of (i) 1.5 times the Conversion Amount, plus the accrued dividend thereon at the rate of 12% per annum (provided such liquidation, dissolution, or change of control transaction takes place within twelve (12) months after May 13, 2002, and thereafter it will increase to 2 times the Conversion Amount plus the accrued dividend thereon at the rate of 12% per annum), or (ii) the equivalent of 40% percent of the consideration to be paid to all the equity holders of the Company, not on a fully diluted basis as was the case in the Warburg Pincus financing, but rather, on an “Adjusted Outstanding Basis” (as defined in the underlying documents).

      On September 19, 2002, the conversion rights existing under the KV Debt were exercised. As a result of this conversion, 11,725 shares of the Company’s Series A Preferred Stock were issued to KV, having a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $11,725,000 were reclassified to stockholders’ equity on the date of conversion. Issuance costs of $783,000, previously offset against the note obligations, were also reclassified as a reduction of additional paid in capital. Accrued dividends on the preferred stock totaled approximately $1.1 million at June 30, 2003.

      The preferred stock contains liquidation preference and voting rights, which after final contractual adjustments were equal to 949 common shares for each share of preferred stock, or a total of 11,127,025 common share equivalents. As a consequence of the conversion, there has been a change in the voting control of the Company, as these equivalents, along with 3,762,884 shares of outstanding common stock owned by KV and its affiliates (approximately 25% of the outstanding common stock of the Company), represent approximately 57% of the total voting power of the Company. The preferred stock is not convertible into any other securities of the Company or subject to redemption. Warburg Pincus Investors, L.P., which currently owns approximately 39% of the outstanding common stock of the Company, has approximately 22% of the total voting power.

9. Securities Exchange Listing

      On October 17, 2002, the Company’s common stock was de-listed from the New York Stock Exchange (“NYSE”) due to the Company’s book value and market capitalization value being below the minimum levels required by the NYSE’s listing standards. The Company’s common stock commenced trading on the over-the-counter market (“OTC”) effective October 17, 2002, under the symbol GBEL.OB, and ceased trading on the NYSE prior to the opening that day.

10. Income Taxes

      The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision for income taxes for the fiscal years ended June 30, 2003, 2002 and

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes—(Continued)

2001, which includes the income tax impact attributed to the cumulative effect adjustment ($2,089,000) in 2001, consisted of the following (in thousands):

	2003	2002	2001

Current
Federal	$(245)	$(4,051)	$3,095
State and local	167	381	484

	(78)	(3,670)	3,579
Deferred	2,510	2,483	(566)

Net provision (benefit)	$2,432	$(1,187)	$3,013

      The Company recorded prepaid taxes totaling approximately $669,000 and $6,890,000 as of June 30, 2003 and 2002, respectively. Included in these assets are tax refund receivables resulting from filed federal and state returns totaling approximately $476,000 and $2,584,000 at June 30, 2003 and 2002, respectively. Also included are tax effected operating loss carrybacks totaling approximately $193,000 and $4,306,000 at June 30, 2003 and 2002, respectively, which the Company will realize or has realized primarily against federal or state tax liability payments made in prior tax years. The Company also received net tax refunds of approximately $6,473,000 and $1,576,000, during fiscal years 2003 and 2002, respectively, primarily related to its federal tax carrybacks.

      At June 30, 2003, federal income tax operating loss carryforwards (“NOL’s”) were available to the Company in the amount of approximately $27.1 million, which expire from 2008 to 2013. Utilization of certain of these net operating loss carryforwards totaling $4.4 million is limited to approximately $960,000 per year, pursuant to Section 382 of the Internal Revenue Code (“Code”) relating to a prior ownership change.

      The Company’s effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows for the fiscal years ended June 30:

	2003	2002	2001

Federal statutory rate	35.0%	34.0%	(35.0)%
State and local income taxes (net of federal tax benefits)	5.2	5.2	(3.9)
Meals and entertainment	(2.2)	(2.2)	(3.2)
Increase in valuation allowance	(53.8)	(31.3)	—
Goodwill impairment	—	—	(8.1)
Goodwill amortization and other	2.6	1.4	(2.1)
Non-deductible executive compensation	(3.8)	—	—

Effective income tax rate	(17.0)%	7.1%	(52.3)%

      During fiscal years 2003 and 2002, the Company increased the valuation allowance it carries against its deferred tax assets by approximately $7.7 million and $5.2 million, respectively, to reflect uncertainty in regards to the realization of the assets in future periods.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes—(Continued)

      Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax basis of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows as of June 30, 2003 and 2002 (in thousands):

	2003	2002

Deferred tax assets:
NOL and credit carry forwards	$11,764	$5,435
Insurance reserves	3,788	3,887
Commission and fee reserves	745	725
Office closure reserves	1,232	686
Claims and settlements	697	679
Accounting change, deferred for tax basis	203	609
Deferred compensation plan	—	1,409
Other	1,902	1,184

Deferred tax assets	20,331	14,614
Less valuation allowance	(17,452)	(9,745)

	2,879	4,869
Deferred tax liabilities	(2,879)	(2,359)

Net deferred tax asset	$—	$2,510

Current	$—	$1,563

Long Term	$—	$947

11. Stock Options, Warrants, Stock Purchase and 401(k) Plans

Stock Option Plans

      Changes in stock options were as follows for the fiscal years ended June 30, 2003, 2002, and 2001:

	2003		2002		2001

	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Stock options outstanding at the beginning of the year	2,816,861	$1.88 to $16.44	2,554,515	$1.88 to $16.44	2,714,330	$1.88 to $16.44
Granted	10,000	$2.00	868,000	$2.60 to $4.95	620,000	$4.80 to $6.44
Lapsed or canceled	(1,225,770)	$1.88 to $13.50	(577,777)	$4.25 to $13.50	(310,895)	$1.88 to $13.50
Exercised	—	—	(27,877)	$1.88 to $4.25	(468,920)	$1.88 to $6.50

Stock options outstanding at the end of the year	1,601,091	$2.00 to $16.44	2,816,861	$1.88 to $16.44	2,554,515	$1.88 to $16.44

Exercisable at end of the Year	1,129,466		1,267,861		1,095,007

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock Options, Warrants, Stock Purchase and 401(k) Plans— (Continued)

      Additional information segregated by relative ranges of exercise prices for stock options outstanding as of June 30, 2003 is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
		Years	Exercise	Exercise
Exercise		Remaining	Price-Outstanding	Price-Exercisable
Price	Shares	Life	Shares	Shares

$ 2.00 to $ 3.05	353,000	8.78	2.93	2.98
$ 3.13 to $ 5.63	296,534	6.35	3.90	3.91
$ 5.81 to $ 8.94	454,807	5.89	6.73	6.89
$11.13 to $16.44	496,750	4.02	11.98	11.98

	1,601,091

      Weighted average information per share with respect to stock options for fiscal years ended June 30, 2003 and 2002 is as follows:

	2003		2002

Exercise price:
Granted	$2.00		$3.73
Lapsed or cancelled	5.36		8.00
Exercised	—		2.05
Outstanding at June 30	7.00		6.30
Remaining life	6.03	years	7.40	years

      The Company’s 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company’s common stock for a total of 2,000,000 shares. At June 30, 2003, 2002 and 2001, the number of shares available for the grant of options under the plan were 904,517, 795,371 and 595,014, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the market price per share at the dates of grant, their terms and vesting schedules of which are determined by the Board of Directors.

      The Company’s 1993 Stock Option Plan for Outside Directors provides for an automatic grant of an option to purchase 10,000 shares of common stock to each newly elected independent member of the Board of Directors and an automatic grant of an option to purchase 8,000 shares at the successive four year service anniversaries of each such director. The exercise prices are set at the market price at the date of grant. The initial options expire five years from the date of grant and vest over three years from such date. The anniversary options vest over four years from the date of grant and expire ten years from such date. The plan was amended in November 1998 to increase the number of issuable shares authorized for the plan from 50,000 to 300,000 and to provide for the anniversary options. The number of shares available for grant was 236,000 at June 30, 2003 and 2002 and 254,000 at June 30, 2001.

      The Company’s 1998 Stock Option Plan provides for grants of options to purchase the Company’s common stock. The plan authorizes the issuance of up to 2,000,000 shares, and had 971,979, 755,355, and 786,105 shares available for grant as of June 30, 2003, 2002 and 2001, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.

      The Company’s 2000 Stock Option Plan provides for grants of options to purchase the Company’s common stock. The plan authorizes the issuance of up to 1,500,000 shares, and had 1,360,000, 470,000 and 900,000 shares available for grant as of June 30, 2003, 2002 and 2001, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock Options, Warrants, Stock Purchase and 401(k) Plans— (Continued)

of Directors, or, with respect to options granted to corporate officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, the full Board of Directors.

Stock Warrants

      In July 1999, the Company issued a warrant to purchase 600,000 shares of the Company’s common stock at $6.25 per share to Aegon USA Realty Advisors, Inc., the parent company of Landauer Associates, Inc. (“LAI”), as part of the consideration granted in the acquisition of LAI. The warrant has a five-year life, expiring in July 2004, and remains outstanding as of June 30, 2003.

      During January 2002, warrants were exercised resulting in the issuance of 1,339,335 common shares and proceeds of approximately $4.2 million. Other warrants, representing 337,827 common shares, expired on January 29, 2002.

Employee Stock Purchase Plan

      The Grubb & Ellis Company Employee Stock Purchase Plan provided for the purchase of up to 1,750,000 shares of common stock by employees of the Company at a 15% discount from market price, as defined, through payroll deductions. The numbers of shares purchased under this plan were 193,532, 178,012 and 182,683 during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. This plan was suspended in May 2003.

      The Company has a 401(k) Plan covering eligible employees and provides that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company for the plans (net of forfeitures and reimbursements received pursuant to property and corporate facilities management services agreements) amounted to approximately $1,209,000 and $1,083,000 for the plan years ended December 31, 2001 and 2000, respectively. The Company did not provide for a company match to the 401(k) Plan for the plan year ended December 31, 2002.

Pro Forma Information

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for options granted subsequent to July 1, 1996, and therefore includes grants under the 1990 Amended and Restated Stock Option Plan, 1993 Stock Option Plan for Outside Directors, 1998 Stock Option Plan and 2000 Stock Option Plan and purchases made under the Grubb & Ellis Employee Stock Purchase Plan, under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average assumptions for options granted for fiscal years 2003, 2002 and 2001, respectively, are as follows:

	2003		2002		2001

Risk free interest rates	3.83%		4.43%		5.23%
Dividend yields	0%		0%		0%
Volatility factors of the expected market price Of the common stock	.393		.607		.587
Weighted-average expected lives	6.00	years	6.00	years	6.00	years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted. The weighted average fair values of options granted by the Company in fiscal years 2003, 2002 and 2001 using this model were $0.88, $2.24 and $4.86, respectively.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock Options, Warrants, Stock Purchase and 401(k) Plans— (Continued)

      The Company accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25. The Company has adopted the disclosure-only provisions of Statement 123, as amended by FASB Statement No. 148, “Accounting for Stock — Based Compensation — Transition and Disclosure (“FAS 148”)”. Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and net income per share would be as follows (in thousands):

	For the Fiscal Year Ended June 30,

	2003	2002	2001

Net income to common stockholders, as reported	$(17,902)	$(15,477)	$1,369
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	228	—	792
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(340)	(1,781)	(2,407)

Pro forma net income to common stockholders	$(18,014)	$(17,258)	$(246)

Net earnings per weighted average common share outstanding:
Basic — as reported	$(1.19)	$(1.09)	$0.08

Basic — pro forma	$(1.19)	$(1.22)	$(0.01)

Diluted — as reported	$(1.19)	$(1.09)	$0.08

Diluted — pro forma	$(1.19)	$(1.22)	$(0.01)

Stock Repurchase Plan

      In August 1999, the Company announced a program through which it may repurchase up to $3.0 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2003, the Company had repurchased 359,900 shares of stock at an aggregate price of approximately $2.0 million. No shares were repurchased under this program during fiscal years 2003, 2002 or 2001.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions

      The Company provides both transaction and management services to parties, which are related to principal stockholders and/or directors of the Company, primarily Kojaian affiliated entities (collectively, “Kojaian Companies”) and Archon Group, L.P. (“Archon”). In addition, the Company also paid asset management fees to the Kojaian Companies and Archon related to properties the Company manages on their behalf. Revenue earned by the Company for services rendered to these and other affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Transaction Services
Kojaian Companies	$291	$700	$1,686
Archon	1,663	4,176	10,999
Others	277	481	654

	2,231	5,357	13,339

Management Services
Kojaian Companies	6,106	6,064	5,446
Archon	2,304	3,476	3,604

	8,410	9,540	9,050
Less: asset management fees
Kojaian Companies	3,295	2,750	2,061
Archon	239	242	175

	4,876	6,548	6,814

Total	$7,107	$11,905	$20,153

      In August 2002, the Company entered into a lease for 16,800 square feet of office space in Southfield, Michigan within a building owned by an entity related to the Kojaian Companies. The lease provides for an annual average base rent of $365,400 over the ten year life of the lease.

      The Company entered into certain contractual employment and compensation agreements with its former chief executive, financial and operating officers during fiscal years 2002 and 2001. Terms of these agreements included, among other things, i) signing bonuses totaling $528,500, ii) guaranteed initial year bonuses totaling $810,000, iii) loans totaling $1.8 million with repayment terms tied to retention bonuses and continued employment, iv) retention bonuses, net of taxes, sufficient to repay the executive loan obligations in (iii) above, and v) options to purchase 850,000 shares of the Company’s common stock, exercisable at current market prices, none of which were exercised as of June 30, 2003. All payments related to the signing bonuses and loans were made to the officers by August 15, 2001, and the guaranteed initial year bonuses, along with a retention bonus sufficient to repay $500,000 of the loans, were paid in June and July 2002.

      In July 2002, the chief operating officer’s employment agreement with the Company was terminated, and in March 2003, the Company disclosed that the Company’s Chief Executive Officer and Chief Financial Officer had resigned. In addition, the Company entered into a separation agreement with its General Counsel who resigned effective July 2, 2003. Severance charges totaling approximately $3.4 million were recognized during fiscal year 2003 relating to these events. (See Note 16 of Notes to Consolidated Financial Statements for additional information.)

13. Commitments and Contingencies

Non-cancelable Operating Leases

      The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to nine years, and sublease agreements under which the Company acts as sublessor.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies—(Continued)

      The office space leases provide for annual rent increases based on the Consumer Price Index, or other specific terms, and typically require payment of property taxes, insurance and maintenance costs.

      Future minimum payments under non-cancelable operating leases with an initial term of one year or more were as follows at June 30, 2003 (in thousands):

Year Ending June 30,	Lease Obligations

2004	$17,334
2005	14,663
2006	11,269
2007	7,691
2008	5,543
Thereafter	12,174

      Lease and rental expense for the fiscal years ended June 30, 2003, 2002 and 2001 amounted to $21,678,000, $22,695,000, and $22,288,000, respectively.

Litigation/Recovery of Loss Reserves

      John W. Matthews, et al. v Kidder, Peabody & Co., et al. and HSM Inc., et al., filed on January 23, 1995 in the United States District Court for the Western District of Pennsylvania, was a class action on behalf of approximately 6,000 limited partners who invested approximately $85 million in three public real estate limited partnerships (the “Partnerships”) during the period beginning in 1982 and continuing through 1986. The defendants included HSM Inc., a wholly owned subsidiary of the Company, and several subsidiaries of HSM Inc., along with other parties unrelated to HSM Inc. The complaint alleged violation under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), securities fraud, breach of fiduciary duty and negligent misrepresentation surrounding the defendants’ organization, promotion, sponsorship and management of the Partnerships. Specific damages were not pled, but treble, punitive as well as compensatory damages and restitution were sought.

      On August 18, 2000, the district court issued an opinion granting defendants’ motions for summary judgment dismissing the federal RICO claims as time-barred under the statute of limitations. As to the state law claims for breach of fiduciary duty and negligent misrepresentation, the court declined to exercise supplemental jurisdiction and dismissed them without prejudice. The court declined to rule on defendants’ motion to decertify the class because it was moot. Plaintiffs appealed the summary judgment to the Third Circuit Court of Appeals. On July 31, 2001, the appeals court affirmed and upheld the dismissal of the Plaintiffs’ claims. The Plaintiffs’ petition for rehearing was denied on August 28, 2001, and the Plaintiffs’ time for filing any further appeals or related claims expired in both federal and state courts in the quarter ended December 31, 2001. Accordingly, the Company has recognized a recovery of loss reserves previously recorded in connection with this case. (See Note 16 of Notes to Consolidated Financial Statements.)

Environmental

      A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies—(Continued)

partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. The Company’s share of anticipated costs to remediate and monitor this situation is estimated at approximately $1,024,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. As of June 30, 2003, approximately $557,000 of this amount has been paid and the remaining $467,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Insolvent Insurance Provider

      In fiscal years 1999 and 2000, the Company’s primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively “Reliance”). The Company had six open claims that were covered by Reliance policies upon the exhaustion of a self-insured retention.

      In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company’s open claims. The Company has established loss reserves for the estimated settlement costs of the claims. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment on these claims both from appropriate state insurance guaranty associations and from the liquidator. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.

Executive Change of Control Plan

      In December 2002, the Company was named as a defendant in a complaint filed by an executive officer of the Company in the Eastern Division of the U.S. District Court for the Northern District of Illinois, pursuant to which such executive officer sought a determination whether a “change of control” had occurred at the Company, as that term is defined in the Company’s Executive Change of Control Plan. On March 6, 2003, the Company settled the lawsuit for the amount of the plaintiff’s legal fees and the case was dismissed without prejudice.

Sales Tax on Client Purchases

      Grubb & Ellis Management Services, Inc. v. Connecticut Department of Revenue Services, was filed in the Connecticut Superior Court, Tax Session, Judicial District of New Britain, in October 2002 to appeal an assessment of sales tax against the Company related to purchases made on behalf of the Company’s clients from 1993 through 1996. The Company filed this judicial appeal after exhausting its administrative appeal remedy within the Department of Revenue Services. There is no dispute that the state collected all appropriate sales tax when the vendors initially provided goods or services to the properties managed by the Company. The Company claims that no additional sales tax is owed where the property owners later replenished the operating accounts that were managed by the Company and used to pay the vendors.

      The Company has, and intends to continue to, vigorously pursue its appeal of the sales tax assessment. The Company believes it has a meritorious basis to contest the assessment, and any future assessment arising out of a recent notice that the Connecticut Department of Revenue also intends to audit the 2000-2003 time period. Based upon available information, the Company believes that the outcome of this appeal will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

General

      The Company is involved in various other claims and lawsuits arising out of the conduct of its business, as well as in connection with its participation in various joint ventures and partnerships, many of which may not be covered by the Company’s insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Concentration of Credit Risk

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

15. Self-Tender Offer

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

      Holders of the Company’s outstanding stock warrants chose not to exercise such warrants and tender any underlying shares in respect of the warrants. The tender offer was financed through a $40 million term loan (See Note 5 of Notes to Consolidated Financial Statements.) and $8.8 million of the Company’s cash reserves. Direct expenses totaling approximately $795,000 related to the tender offer were charged to stockholders’ equity during the fiscal year ended June 30, 2001.

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

16. Severance, Office Closure and Other Special Charges

      During the fiscal year ended June 30, 2003, the Company recorded special charges totaling $9.5 million, consisting primarily of severance costs of $6.3 million related to the resignations of the Company’s former Chief Executive Officer, Chief Financial Officer, Chief Operation Officer, and General Counsel, and to a reduction of other salaried personnel, and office closure costs of $3.2 million. Office closure costs consist primarily of future lease obligations of office space by the Company, net of estimated sublease income, along with related unamortized leasehold improvements. As of June 30, 2003, remaining future net lease obligations, including those which arose in prior years, totaled approximately $2.6 million.

      During the fiscal year ended June 30, 2002, the Company concluded long standing litigation proceedings on the John W. Matthews, et al. v Kidder, Peabody & Co., et al. and HSM Inc., et al. (“Matthews”) case for which it had previously recorded loss reserves. (See Note 13 of Notes to Consolidated Financial Statements.) In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company’s insurance carriers (“Reliance” liquidation). (See Note 13 of Notes to Consolidated Financial Statements.) The positive outcome of the Matthews case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other special charges totaling

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Severance, Office Closure and Other Special Charges—(Continued)

$500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company’s decision to write-down its interest in the venture was due to a dilution in the Company’s ownership position, as well as uncertainty in the venture’s ability to achieve its business plan. The Company recorded additional special charges of $3.4 million, consisting of $1.0 million of severance costs related to a reduction of salaried personnel, $2.1 million related to office closure costs and $300,000 related to costs incurred for the retirement of the Warburg Pincus $5,000,000 Subordinated Note and for the evaluation of an unsolicited purchase offer from a third party. As a result of these events, the Company recognized a net special charge of $1,749,000 in the fiscal year ended June 30, 2002.

      In accordance with Financial Accounting Standards No. 121 “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of”, the net carrying value of goodwill is reviewed by management if facts and circumstances suggest that an impairment may exist. Such impairment was identified related to the remaining goodwill associated with the April 1998 acquisition of White Commercial Real Estate. A significant majority of the sales force terminated their relationship with the Company, and the office was subsequently closed with the remaining staff relocated to the Oakland, California office. The Company believed that the future estimated undiscounted cash flows of this operation were not sufficient to support the carrying value of such goodwill, and wrote off the remaining asset totaling $2,150,000 to other special charges in the fiscal year ended June 30, 2001.

      The Company also incurred other special charges in the fiscal year ended June 30, 2001 totaling $736,000, primarily professional services fees, related to its review of strategic initiatives, including potential acquisitions, sales and mergers, $970,000 of stock option compensation expense related to the in the money portion of the options exercised in connection with the Company’s self-tender offer, $1,516,000 of executive severance costs related to senior management changes, and $850,000 related to a write-down of the carrying basis of an investment in commercial real estate services internet venture.

17. Change in Accounting Principle

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 summarizes the SEC staff’s views regarding the recognition and reporting of revenues in financial statements. At June 30, 2001, the Company changed its method of accounting for revenue recognition for leasing commissions and consulting fees, in compliance with SAB 101, and reported such change as a cumulative effect of a change in accounting principle, effective July 1, 2000. As such, operating results for the years ended June 30, 2003, 2002 and 2001 are presented in compliance with the requirements of this accounting change. Historically, the Company had recognized leasing commissions at the earlier of receipt of full payment or receipt of partial payment when lease and commissions agreements had been executed and no significant contingencies existed. The Company had recognized consulting fees as employee time was incurred on a project. Under the new accounting method, adopted retroactive to July 1, 2000, the Company’s leasing commissions that are payable upon certain events such as tenant occupancy or commencement of rent will now be recognized upon the occurrence of such events. In addition, consulting fees will be recognized under SAB 101 generally upon the delivery of agreed upon services to the client. While this accounting change affects the timing of recognition of leasing and consulting revenues (and corresponding services commission expense), it does not impact the Company’s cash flow from operations.

      The cumulative effect of the accounting change for years prior to fiscal year 2001 resulted in a reduction to income for 2001 of $3.1 million, net of applicable taxes of $2.1 million. The effect of the change in fiscal year 2001 was to increase revenues by $2.6 million and income before the cumulative effect of the accounting change by $632,000, or $.04 per diluted common share.

      For the fiscal years ended June 30, 2002 and 2001, the Company recognized revenue, net of related services commission expense, totaling $319,000 and $4.1 million, respectively, that was included in the $5.2 million pre-tax

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Change in Accounting Principle—(Continued)

cumulative effect adjustment at July 1, 2000. The Company did not recognize any revenue that was included in the cumulative effect adjustment during the fiscal year ended June 30, 2003.

18. Business Acquisitions and Related Indebtedness

Fiscal 2003 Acquisition

      Effective as of April 1, 2003, the Company entered into a series of agreements which altered the structure of the Company’s transaction services operations in Phoenix, Arizona, effectively transferring its existing Phoenix commercial transaction services business to a newly-formed entity whose majority owners are the real estate salespersons previously employed by the Company in its Phoenix office. As part of the overall transaction, this new entity signed an agreement pursuant to which it shall participate in the Company’s affiliate program. The fees received by the Company from this affiliate agreement will comprise the revenues earned from the new Phoenix structure, as the gross operations of the office will no longer be reflected in the Company’s future financial statements (other than revenue earned from trailing contracts the Company retained). The Company also obtained the right to acquire a minority interest in this entity for $400,000, which right it exercised in May 2003.

Fiscal 2002 Acquisition

      In February 2002, the Company acquired substantially all of the assets of the Wadley-Donovan Group, Inc., a professional real estate services firm located in northern New Jersey. Wadley-Donovan Group, Inc. specializes in site selection, consulting and providing economic development strategies primarily for Fortune 100 companies and state, local and regional government agencies and municipalities. Consideration given to the seller at closing equaled $2.3 million. The Company has recorded the acquisition under the purchase method of accounting. All operations subsequent to the acquisition date are reflected in the Company’s financial statements. Substantially all of the purchase price was allocated to goodwill.

19. Segment Information

      The Company has two reportable segments - Transaction Services and Management Services.

      The Transaction Services segment advises buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes the Company’s national accounts groups and national affiliate program operations.

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

      The Company evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other special charges (“EBITDA”) that include an allocation (primarily based on segment revenue) of certain corporate level administrative expenses (amounts in thousands). In evaluating segment performance, the Company’s management utilizes EBITDA as a measure of the segment’s ability to generate cash flow from its operations. Other items contained within the measurement of net income, such as interest and taxes, and special charges, are generated and managed at the corporate administration level rather than the segment level. In addition, net income measures also include non-cash amounts such as depreciation and amortization expense.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Segment Information—(Continued)

      Management believes that EBITDA as presented with respect to the Company’s reportable segments is an important measure of cash generated by the Company’s operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items, however, it also excludes interest and income taxes. Management believes that EBITDA is relevant because it assists investors in evaluating the Company’s ability to service its debt by providing a commonly used measure of cash available to pay interest. EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP), as an indicator of operating performance or a measure of liquidity. EBITDA also facilitates comparison of the Company’s results of operations with those companies having different capital structures. Other companies may define EBITDA differently, and, as a result, such measures may not be comparable to the Company’s EBITDA.

	Transaction	Management	Company
	Services	Services	Totals

	(amounts in thousands)
Fiscal year ended June 30, 2003
Total Revenues	$240,916	$185,030	$425,946
EBITDA	4,893	751	5,644
Total Assets	56,191	18,242	74,433
Fiscal year ended June 30, 2002
Total Revenues	$262,077	$169,369	$431,446
EBITDA	598	(2,347)	(1,749)
Total Assets	60,866	20,111	80,977
Fiscal year ended June 30, 2001
Total Revenues	$358,462	$158,148	$516,610
EBITDA	32,433	(4,514)	27,919

Reconciliation of Segment EBITDA to Statements of Operations (in thousands):

	Fiscal Year Ended June 30,

	2003	2002	2001

Total Segment EBITDA	$5,644	$(1,749)	$27,919
Less:
Depreciation & amortization	(7,960)	(10,706)	(11,635)
Special charges	(9,500)	(1,749)	(6,222)
Net interest income (expense)	(2,524)	(2,460)	218

Income (loss) before income taxes	$(14,340)	$(16,664)	$10,280

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of June 30,

	2003	2002

Total segment assets	$74,433	$80,977
Current tax assets	669	6,890
Deferred tax assets	—	2,510

Total Assets	$75,102	$90,377

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Selected Quarterly Financial Data (unaudited)

	Fiscal Year Ended June 30, 2003
	(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$107,810	$123,196	$98,390	$96,550

Operating income (loss)	$(2,762)	$3,304	$(12,490)	$132

Net (loss) income to common stockholders	$(2,276)	$1,354	$(16,110)	$(870)

Income (loss) per common share:
Basic—	$(0.15)	$0.09	$(1.06)	$(0.06)

Weighted average common shares outstanding	15,072	15,110	15,140	15,085

Diluted—	$(0.15)	$0.09	$(1.06)	$(0.06)

Weighted average common shares outstanding	15,072	15,110	15,140	15,085

EBITDA	$185	$6,248	$(2,816)	$2,027

Common stock market price range (high: low)	$2.75 : $1.20	$2.50 : $1.01	$1.75 : $0.80	$2.05 : $1.17

	Fiscal Year Ended June 30, 2002
	(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$103,803	$129,962	$89,738	$107,943

Operating income (loss)	$(3,373)	$3,230	$(10,780)	$(3,281)

Net (loss) income to common stockholders	$(2,266)	$1,294	$(6,586)	$(7,919)

Income (loss) per common share:
Basic—	$(0.17)	$0.10	$(0.45)	$(0.53)

Weighted average common shares outstanding	13,447	13,545	14,585	15,032

Diluted—	$(0.17)	$0.09	$(0.45)	$(0.53)

Weighted average common shares outstanding	13,447	13,679	14,585	15,032

EBITDA	$(573)	$4,320	$(5,715)	$219

Common stock market price range (high: low)	$5.40 : $3.35	$4.10 : $2.31	$3.10 : $2.35	$4.25 : $2.30

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Effective as of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a— 15e under the Exchange Act). Based upon that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

GRUBB & ELLIS COMPANY

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information called for by Item 10 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Exchange Act”) no later than 120 days after the end of the 2003 fiscal year.

Item 11. Executive Compensation

      The information called for by Item 11 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2003 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information called for by Item 12 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2003 fiscal year.

Item 13. Certain Relationships and Related Transactions

      The information called for by Item 13 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2003 fiscal year.

GRUBB & ELLIS COMPANY

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.	The following Report of Independent Auditors and Consolidated Financial Statements are submitted herewith:

           Report of Independent Auditors

           Consolidated Balance Sheets at June 30, 2003 and June 30, 2002.

           Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001.

           Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2003, 2002 and 2001.

           Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is contained in the Notes to Consolidated Financial Statements and therefore have been omitted.

3.	Exhibits required to be filed by Item 601 of Regulation S-K:

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant as restated to include all amendments through November 1, 1994, which was filed with the Delaware Secretary of State on May 19, 1995, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.
3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).
3.3	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.4	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.5	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 8, 2002 incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
3.6	Certificate of Amendment of Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
3.7	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
3.8	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002 incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Stock Purchase Agreement dated as of December 11, 1996 among the Registrant, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 20, 1996.
4.2	Registration Rights Agreement dated as of December 11, 1996 among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 1996.
4.3	Purchase Agreement dated as of January 24, 1997 between the Registrant and Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 1997.
4.4	Stock Purchase Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 4, 1997.
4.5	Registration Rights Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 4, 1997.
4.6	Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.7	Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 and executed by Grubb & Ellis Company, incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.8	Stock Subscription Warrant No. A-1 dated July 30, 1999 issued to Aegon USA Realty Advisors, Inc., incorporated herein by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
4.9	Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(1) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/ A filed on January 10, 2001.
4.10	Note executed by the Registrant in favor of Bank of America, N.A. dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(2) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.
4.11	Note executed by the Registrant in favor of LaSalle Bank National Association dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(3) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/ A filed on January 10, 2001.
4.12	Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(4) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/ A filed on January 10, 2001.
4.13	Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(5) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.
4.14	First Amendment dated August 22, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.

4.15	Second Amendment dated November 29, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000 incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2002.
4.16	Third Amendment dated March 7, 2002 to Amended and Restated Credit Agreement dated as of December 31, 2000 by and among the Registrant, various financial institutions, and Bank of America, N.A., as Administrative Agent incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.17	Form of Subordination Agreement, executed by Warburg, Pincus Investors, L.P. in favor of Bank of America, N.A., as Agent, and the Lenders, which is an Exhibit to the Option Purchase Agreement incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.18	Option Purchase Agreement dated March 7, 2002 by and among the Registrant, Warburg, Pincus Investors, L.P. and Bank of America, N.A., as Administrative Agent incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.19	Fourth Amendment dated as of May 13, 2002 to the Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.20	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated December 20, 2002, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2003.
4.21	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated March 26, 2003, incorporated herein by reference to Exhibit 6 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
4.22	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated May 1, 2003, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2003.
4.23	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated May 30, 2003, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2003.
4.24	Form of Waiver executed by Kojaian Capital, L.L.C. and the Registrant, dated June 6, 2003, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2003.
4.25	Sixth Amendment dated as of June 20, 2003 to the Amended and Restated Credit Agreement among the Registrant and Kojaian Capital, L.L.C., dated as of December 31, 2000 incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2003.
4.26	Copy of $5,000,000 Convertible Promissory Note and Security Agreement dated March 7, 2002 issued by the Registrant to Warburg, Pincus Investors, L.P. incorporated herein by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.27	Form of $6,000,000 Convertible Promissory Note and Security Agreement of the Registrant which is an Exhibit to the Option Purchase Agreement to be payable to the order of Warburg, Pincus Investors, L.P. incorporated herein by reference to Exhibit 6 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).
4.28	Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.

4.29	Copy of Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 issued by the Registrant to Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.30	Copy of Promissory Note in the principal amount of $4,000,000 dated May 9, 2003 issued by the Registrant to Kojaian Funding, L.L.C., incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.31	Copy of Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Kojaian Funding, L.L.C., as Lender, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.32	Copy of Security Agreement by the Registrant in favor of Kojaian Funding, L.L.C., as Lender, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.33	Copy of Subordination Agreement executed by Kojaian Funding, L.L.C. in favor of Bank of America, as Agent, and the Lenders, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.34	Copy of Side Letter Agreement executed by the Registrant, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.35	Copy of Side Letter Agreement executed by the Registrant, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10) Material Contracts

10.1*	Employment Agreement entered into between Barry M. Barovick and the Registrant dated as of May 15, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2001.
10.2*	Stock Purchase Agreement entered into between Barry M. Barovick and the Registrant dated as of May 15, 2001, incorporated herein by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-8 filed on June 15, 2001 (File No. 333-63136).
10.3*	Loan Agreement and Retention Bonus Program entered into between Barry M. Barovick and the Registrant, and Promissory Note executed by Mr. Barovick, dated as of May 15, 2001, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.
10.4*	Separation Agreement entered into between Barry M. Barovick and the Registrant dated March 14, 2003, incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
10.5*	Employment Agreement entered into between Mark R. Costello and the Registrant dated as of July 5, 2001, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.
10.6*	Loan Agreement and Retention Bonus Program entered into between Mark R. Costello and the Registrant, and Promissory Note executed by Mr. Costello, dated as of July 23, 2001, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.

10.7*	Separation Agreement entered into between Mark R. Costello and the Registrant, and General Release executed by Mr. Costello, dated as of July 12, 2002 incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.
10.8*	Employment Agreement entered into between Ian Y. Bress and the Registrant dated as of June 18, 2001, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed on September 28, 2001.
10.9*	First Amendment to Employment Agreement entered into between Ian Y. Bress and the Registrant dated as of October 3, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2001.
10.10*	Separation Agreement entered into between Ian Y. Bress and the Registrant dated February 28, 2003, incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
10.11*	Employment Agreement entered into between Robert J. Walner and the Registrant dated as of December 14, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 14, 2002.
10.12*	Separation Agreement entered into between Robert J. Walner and the Registrant dated March 10, 2003, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 20, 2003.
10.13*	Change of Status and Separation Agreement entered into between Blake Harbaugh and the Registrant dated as of July 26, 2001.
10.14*	Employment Agreement entered into between Brian D. Parker and the Registrant dated March 1, 2003, incorporated herein by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
10.15*	First Amendment to Employment Agreement entered into between Brian D. Parker and the Registrant dated April 1, 2003.
10.16*	Employment Agreement with First Amendment entered into between Richard L. Fulton and the Registrant dated September 1, 2002 and April 1, 2003, respectively.
10.17*	Employment Agreement with First and Second Amendments entered into between Robert Osbrink and the Registrant dated December 21, 2001, August 16, 2002 and April 1, 2003, respectively.
10.18*	Compensation Arrangement Letter between Maureen A. Ehrenberg and the Registrant dated May 22, 2003.
10.19*	Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on December 19, 1997 (Registration No. 333-42741).
10.20*	1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).
10.21*	First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 12, 1999.
10.22*	Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
10.23*	First Amendment to the Grubb & Ellis 1998 Stock Option Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2000.
10.24*	Grubb & Ellis Company 2000 Stock Option Plan, effective November 16, 2000, incorporated by herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2001.

10.25*	Description of Grubb & Ellis Company Executive Officer Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
10.26*	Executive Change of Control Plan, effective as of May 10, 1999 and attached form of Acknowledgement Agreement, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
10.27*	First Amendment to the Executive Change of Control Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2000.
10.28*	Second Amendment to the Executive Change of Control Plan, effective as of June 1, 2000, and attached form of Acknowledgement Agreement, incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
10.29*	Executive Incentive Bonus and Severance Plan, effective as of June 1, 2000, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
10.30	Pledge Agreement between Landauer Realty Group, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 31, 2000, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2001.
10.31	Pledge Agreement between the Registrant and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.
10.32	Pledge Agreement between Grubb & Ellis Management Services, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.
10.33	Pledge Agreement between HSM Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.
10.34	Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.
10.35	Collateral Trademark Security Agreement by the Registrant in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.
10.36	Letter Agreement dated April 14, 2002 by and between the Registrant and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed April 19, 2002.
10.37	Letter Amendment dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed May 14, 2002.
10.38	Transition Agreement entered into as of April 1, 2003, portions of which were omitted pursuant to a request for Confidential Treatment under Rule 24(b) of the Securities Act of 1934, as amended, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 16, 2003.

* Management contract or compensatory plan or arrangement.

(21) Subsidiaries of the Registrant

(23) Consent of Independent Auditors

(24) Powers of Attorney

(31) Section 302 Certifications

(32) Section 906 Certification

(99) Other Information

(b) Reports filed on Form 8-K

A Current Report on Form 8-K dated May 30, 2003, was filed with the Securities and Exchange Commission on June 13, 2003, reporting under Item 5 (a) the further extension of the waiver to the Company’s amended and restated term loan and revolving credit facility (the “Credit Facility”) dated as of December 5, 2000, (b) the acquisition of the Credit Facility by an affiliated entity of C. Michael Kojaian, the Company’s controlling stockholder and Chairman of the Board (the “New Lender”) and (c) the further extension of the waiver to the Credit Facility from the New Lender.

A Current Report on Form 8-K dated June 20, 2003, was filed with the Securities and Exchange Commission on June 23, 2003, reporting under Item 5 the summary of the terms of the sixth amendment dated as of June 20, 2003 to the amended and restated term loan and revolving credit facility dated as of December 5, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company

(Registrant)

/s/ Brian D. Parker Brian D. Parker Chief Financial Officer and acting in capacity of co-Chief Executive Officer	October 10, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officers

/s/ Maureen A. Ehrenberg Maureen A. Ehrenberg Executive Vice President acting in capacity of co-Chief Executive Officer	October 10, 2003
/s/ Richard L. Fulton Richard L. Fulton Executive Vice President acting in capacity of co-Chief Executive Officer	October 10, 2003
/s/ Robert Osbrink Robert Osbrink Executive Vice President acting in capacity of co-Chief Executive Officer	October 10, 2003

Principal Financial and Accounting Officer

/s/ Brian D. Parker Brian D. Parker Chief Financial Officer and acting in capacity of co-Chief Executive Officer	October 10, 2003

Directors

* R. David Anacker, Director	October 10, 2003
* Anthony G. Antone, Director	October 10, 2003
* C. Michael Kojaian, Director	October 10, 2003
* Rodger D. Young, Director	October 10, 2003

/s/ Brian D. Parker

        * By: Brian D. Parker, Attorney-in-Fact, pursuant to Powers Of Attorney

GRUBB & ELLIS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX (A)
For the Fiscal Year Ended June 30, 2003

Exhibit

(10) Material Contracts
10.15	First Amendment to Employment Agreement entered into between Brian D. Parker and the Registrant dated April 1, 2003.
10.16	Employment Agreement with First Amendment entered into between Richard L. Fulton and the Registrant dated September 1, 2002 and April 1, 2003, respectively.
10.17	Employment Agreement with First and Second Amendments entered into between Robert Osbrink and the Registrant dated December 21, 2001, August 16, 2002 and April 1, 2003, respectively.
10.18	Compensation Arrangement Letter entered into between Maureen A. Ehrenberg and the Registrant dated May 22, 2003.
(21) Subsidiaries of the Registrant
(23) Consent of Independent Auditors
(24) Powers of Attorney
(31) Section 302 Certifications
(32) Section 906 Certification
(99) Other Information

(A) Exhibits incorporated by reference are listed in Item 14(a)3 of this Report