Form 10-Q
period 2003-09-30
GRUBB & ELLIS CO
filed 2003-11-14
CIK 216039

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

2215 Sanders Road, Suite 400,
Northbrook, IL 60062

(Address of principal executive offices)
(Zip Code)

(847) 753-7500

(Registrant’s telephone number, including area code)

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

Yes  [  ]  No  [X]

15,097,371

(Number of shares outstanding of the registrant’s
common stock at November 3, 2003)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $3,126 and $3,315 at September 30, 2003 and June 30, 2003, respectively	$19,414	$13,938
Services fees receivable, net	9,663	11,452
Other receivables	2,620	2,726
Professional service contracts, net	1,146	1,159
Prepaid income taxes	562	669
Prepaid and other current assets	1,976	557

Total current assets	35,381	30,501
Noncurrent assets:
Equipment, software and leasehold improvements, net	12,685	13,959
Goodwill, net	26,958	26,958
Other assets	3,662	3,684

Total assets	$78,686	$75,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,810	$4,107
Commissions payable	5,214	3,465
Credit facility debt – affiliate	7,000	5,000
Note payable – affiliate	4,000	—
Accrued compensation and employee benefits	14,823	14,889
Deferred commissions payable	1,284	163
Other accrued expenses	6,536	5,600

Total current liabilities	42,667	33,224
Long-term liabilities:
Credit facility debt – affiliate	25,300	27,300
Note payable – affiliate	—	4,000
Accrued claims and settlements	7,566	7,374
Other liabilities	2,592	2,949

Total liabilities	78,125	74,847

Stockholders’ equity:
Preferred stock: 1,000,000 shares authorized; 11,725 Series A shares issued and outstanding at $1,000 stated value at September 30, 2003	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 15,097,371 shares issued and outstanding at September 30, 2003 and June 30, 2003	151	151
Additional paid-in-capital	71,410	71,410
Accumulated other comprehensive loss	(107)	(174)
Retained deficit	(82,618)	(82,857)

Total stockholders’ equity	561	255

Total liabilities and stockholders’ equity	$78,686	$75,102

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months ended
	September 30,

	2003	2002

Services revenue:
Transaction fees	$55,562	$64,651
Management fees, including reimbursed salaries, wages and benefits	46,322	43,159

Total services revenue	101,884	107,810

Costs of services:
Transaction commissions	33,808	38,960
Reimbursable salaries, wages and benefits	33,311	30,960
Salaries, wages, benefits and other direct costs	8,735	7,807

Total costs of services	75,854	77,727
Costs and expenses:
Salaries, wages and benefits	12,299	16,830
Selling, general and administrative	11,132	13,113
Depreciation and amortization	1,729	2,002
Severance and other special charges	—	900

Total costs	101,014	110,572

Total operating income (loss)	870	(2,762)
Other income and expenses:
Interest income	41	93
Interest expense	(127)	(626)
Interest expense - affiliate	(545)	(308)

Income (loss) before income taxes	239	(3,603)
Benefit for income taxes	—	1,369

Net income (loss)	239	(2,234)
Preferred stock dividends accrued	(389)	(42)

Net loss to common stockholders	$(150)	$(2,276)

Net loss per weighted average common share outstanding:
Basic -	$(0.01)	$(0.15)

Diluted -	$(0.01)	$(0.15)

Weighted average common shares outstanding:
Basic -	15,097,371	15,071,848

Diluted -	15,097,371	15,071,848

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	September 30,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$239	$(2,234)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferral of payment of services commissions expense	1,121	873
Depreciation and amortization expense	1,729	2,002
Accrued severance and other special charges	—	(900)
Payment of accrued severance	(1,446)	(71)
Payment of office closure costs	(292)	(206)
Accrued compensation and employee benefits	1,380	908
Other adjustments	2,885	(1,917)

Net cash provided by (used in) operating activities	5,616	(1,545)

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(140)	(915)

Cash used in investing activities	(140)	(915)

Cash Flows from Financing Activities:
Repayment of credit facility debt	—	(450)
Other financing sources	—	27

Net cash used in financing activities	—	(423)

Net increase (decrease) in cash and cash equivalents	5,476	(2,883)
Cash and cash equivalents at beginning of period	13,938	14,085

Cash and cash equivalents at end of period, including restricted deposits of $3,126 at September 30, 2003	$19,414	$11,202

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

1.     Interim Period Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries (collectively, the “Company”) and are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature. Recent accounting pronouncements and subsequent interpretations have provided further clarification regarding reimbursements of expenses on third party service contracts. As a result, the Company believes that it is no longer appropriate to net the reimbursements received from property owners against the related salary, wages and benefit expense. Accordingly, reimbursements received on third party service contracts are characterized as revenue in the Condensed Statement of Operations rather than as a reduction of expenses incurred. The Company has reclassified the reimbursements received during the quarter ended September 30, 2002 as revenue to conform to the current year presentation. This reclassification has not changed the previously reported results of operations or cash flow of the Company.

Certain expenses related to salaries, wages and benefits, and selling, general and administrative costs are direct costs incurred to generate services revenues. The Company has reclassified those costs incurred during the fiscal year ended September 30, 2002 to salaries, wages, benefits and other direct costs to conform to the current year presentation. This reclassification has not changed the previously reported results of operations or cash flow of the Company.

Certain other amounts in prior periods have been reclassified to conform to the current presentation. Such reclassifications have not changed previously reported results of operations or cash flows.

Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be achieved in future periods.

2.     Total Comprehensive Loss

The Company is a party to two interest rate swap agreements that effectively fix the interest rate on a portion of the Company’s outstanding term loan obligations. The Company has determined that these agreements are to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $67,000 of unrealized income and $49,000 of unrealized loss during the three months ended September 30, 2003 and 2002, respectively. This gain and loss, along with

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

2.     Total Comprehensive Loss (Continued)

the Company’s net income of $239,000 and net loss of $2,234,000 for the three months ended September 30, 2003 and 2002, results in Total Comprehensive Income of $306,000 and a Total Comprehensive Loss of $2,283,000 for the periods, respectively.

3.     Income Taxes

The benefit (provision) for income taxes for the three months ended September 30, 2003 and 2002 is as follows (in thousands):

	For the three months ended
	September 30,

	2003	2002

Current	$(96)	$1,218
Deferred	96	151

	$—	$1,369

The Company recorded prepaid taxes totaling approximately $562,000 and $669,000 as of September 30, 2003 and June 30, 2003, respectively. Included in these assets are tax refund receivables resulting from filed federal and state returns totaling approximately $369,000 and $476,000 at September 30, 2003 and June 30, 2003, respectively. Also included are tax effected operating loss carrybacks totaling approximately $193,000 at September 30, 2003 and June 30, 2003, respectively, which the Company will realize or has realized primarily against federal or state tax liability payments made in prior tax years. The Company also received net tax refunds of approximately $127,000 and $1,175,000 during the quarters ended September 30, 2003 and 2002, respectively, primarily related to its federal and state tax carrybacks.

4.     Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the three months ended
	September 30,

	2003	2002

Net loss to common stockholders	$(150)	$(2,276)

Basic earnings per common share:
Weighted average common shares outstanding	15,097	15,072

Net loss per common share – basic	$(0.01)	$(0.15)

Diluted earnings per common share:
Weighted average common shares outstanding	15,097	15,072
Effect of dilutive securities:
Stock options and warrants	—	—

Weighted average dilutive common shares outstanding	15,097	15,072

Net loss per common share – diluted	$(0.01)	$(0.15)

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

4.     Earnings Per Common Share (Continued)

Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were approximately 1,526,000 and 2,532,000 at September 30, 2003 and 2002, respectively, and were not included in the computation of diluted earnings per share either because the option exercise price was greater than the average market price of the common shares for the three months or an operating loss was reported for the quarter ending September 30, 2002.

5.     Segment Information

The Company has two reportable segments – Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other special charges (“EBITDA”) that include an allocation (primarily based on segment revenue) of certain corporate level administrative expenses (amounts in thousands).

	Transaction	Management	Segment
	Services	Services	Totals

Three months ended September 30, 2003
Total revenue	$55,562	$46,322	$101,884
EBITDA	2,325	274	2,599
Total assets as of September 30, 2003	60,743	17,381	78,124
Three months ended September 30, 2002
Total revenue	$64,651	$43,159	$107,810
EBITDA	663	(523)	140
Total assets as of September 30, 2002	56,108	22,562	78,670

Reconciliation of Segment EBITDA to Loss Before Income Taxes

	Three Months Ended September 30

	2003	2002

Total segment EBITDA	$2,599	$140
Less:
Depreciation & amortization	(1,729)	(2,002)
Special charges	—	(900)
Net interest expense	(631)	(841)

Income (loss) before income taxes	$239	$(3,603)

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

5.     Segment Information (Continued)

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of September 30,

	2003	2002

Total segment assets	$78,124	$78,670
Current tax assets	562	6,950
Deferred tax assets	—	2,661

Total assets	$78,686	$88,281

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

6.     Commitments and Contingencies

Environmental:

A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. The Company’s share of anticipated costs to remediate and monitor this situation is estimated at approximately $1,024,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. As of September 30, 2003, approximately $723,000 of this amount has been paid and the remaining $301,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

6.     Commitments and Contingencies (Continued)

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

Sales Tax on Client Purchases:

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

7.     Severance and Other Special Charges

A special charge consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company’s former Chief Operating Officer.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

8.     Stock Options and Stock Purchase Plans

The Company accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25. The Company has adopted the disclosure-only provisions of Statement 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”). Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and net income per share would be as follows (in thousands):

	For the three months ended September 30,
	2003	2002

Net loss to common stockholders, as reported	$(150)	$(2,276)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(118)	(279)

Pro forma net income to common stockholders	$(268)	$(2,555)

Net earnings per weighted average common share outstanding:
Basic – as reported	$(0.01)	$(0.15)

Basic – pro forma	$(0.02)	$(0.17)

Diluted – as reported	$(0.01)	$(0.15)

Diluted – pro forma	$(0.02)	$(0.17)

9.     Subsequent Event

As of September 30, 2003, the Company had fully utilized its revolving credit facility through borrowings of $5.0 million. Borrowings under the revolver are ultimately due upon termination or maturity of the credit agreement, December 31, 2005. In addition, the Company must repay all outstanding amounts on the revolver and not re-borrow such funds for a period of 30 consecutive days each December. In October 2003, the Company repaid all amounts outstanding under the revolver from working capital reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company’s debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company’s ability to implement, and the success of, new initiatives and investments, including expansion into new specialty areas and integration of the Company’s business units, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed on October 10, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include revenue recognition, impairment of goodwill, deferred taxes and insurance and claims reserves, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2003. There have been no material changes to these policies in fiscal 2004.

RESULTS OF OPERATIONS

Services Revenue

The Company’s services revenue is derived principally from transaction fees related to commercial real estate, which include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s services revenues, and include fees related to both property and facilities management outsourcing and business services.

Services revenue in any given quarter during the three fiscal year period ended June 30, 2003, as a percentage of total annual services revenue, ranged from a high of 32.5% to a low of 20.8%, with services revenue earned in the first quarters of each of the last three fiscal years ranging from 24.1% to 25.6%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total services revenue of $101.9 million was recognized for the three months ended September 30, 2003 as compared to revenue of $107.8 million for the same period last year. Transaction fees decreased by $9.1 million in the current fiscal quarter over the same quarter in 2002 due to the weak general economy and its impact on the real estate industry, along with increased turnover in the Company’s transaction professional workforce. Management fees increased by $3.2 million, or 7.3%, during that same period due to increased reimbursed revenues, related to salaries, wages and benefits, as described below.

Costs of Services

Transaction commissions expense is the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased slightly to 60.9% for the quarter ended September 30, 2003 as compared to 60.3% for the same period in 2002.

Reimbursable expenses, related to salaries, wages and benefits, increased by $2.4 million, or 7.6%, primarily due to the staffing requirements of new facility management assignments.

Salaries and other direct costs increased by $928,000, or 11.9%, also primarily due to the staffing requirements of new facility management assignments.

Costs and Expenses

Salaries, wages and benefits decreased by $4.5 million, or 26.9%, during the quarter ended September 30, 2003 as compared to September 30, 2002. The decrease resulted primarily from a reduction in workforce in March 2003, along with the reduction of incentive compensation expense. Selling, general and administrative expenses decreased by $2.0 million or 15.1%, for the same period, as the Company decreased its discretionary spending beginning in the fourth quarter of fiscal year 2003.

Depreciation and amortization expense for the quarter ended September 30, 2003 decreased to $1.7 million from $2.0 million in the comparable period last year as the Company tightened its investment in equipment, software and leasehold improvements. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $367,000 was recognized in the quarter ended September 30, 2003 compared to $366,000 for the same period in the prior year.

A non-recurring expense consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company’s former Chief Operating Officer.

Interest income decreased during the quarter ended September 30, 2003 as compared to the same period in the prior year as a result of lower available invested cash.

Interest expense incurred during the quarters ended September 30, 2003 and 2002 was due primarily to the Company’s term loan borrowings under the credit facility. Interest expense was also incurred due to the note payable-affiliate funded in March 2002 and subsequently converted to preferred stock in September 2002 and a second note payable-affiliate that was funded in May 2003.

Net Income (Loss)

The net loss to common stockholders for the three months ended September 30, 2003 was $150,000, or $0.01 per common share on a diluted basis, as compared to $2,276,000, or $0.15 per common share, for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2003, the Company generated cash flow from operating activities of $5.6 million and used $140,000 in investing activities for purchases of equipment, software and leasehold improvements. The Company did not participate in any financing activity during this period.

The cash flow activities described in the preceding paragraph, along with the classification of $7.0 million and $4.0 million of the amounts outstanding under the Company’s credit facility and note payable-affiliate, respectively, as current debt obligations, have resulted in a negative working capital position of approximately $7.3 million as of September 30, 2003. Strengthening of the Company’s working capital position will require improvements in its cash flow from operations, modifications of payment terms related to its outstanding debt obligations, all of which are currently held by related parties, or additional working capital infusions, as to all of which there can be no assurances.

See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company’s cash requirements are not met by operating cash flow or available debt or equity proceeds, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances. The Company has principal payment obligations under the term portion of its Credit Facility of $27.3 million as of September 30, 2003, of which $2.0 million becomes due over the twelve months ending September 30, 2004. The Company has also entered into a $4.0 million subordinated loan with a related party, which is due on July 15, 2004.

As of September 30, 2003, the Company had fully utilized its revolving credit facility through borrowings of $5.0 million. Borrowings under the revolver are ultimately due upon termination or maturity of the credit agreement, December 31, 2005. In addition, the Company must repay all outstanding amounts on the revolver and not re-borrow such funds for a period of 30 consecutive days each December. In October 2003, the Company repaid all amounts outstanding under the revolver from working capital reserves.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of September 30, 2003, the outstanding principal balances on these debt obligations totaled $27.3 million, of which $2.0 million is due over the next twelve months. Since interest payments on these obligations will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March, 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of September 30, 2003, the Company had $9.5 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three-month LIBOR based rate from the counter-parties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:

Notional Amount	Date

$8,000,000	March 31, 2004

When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of September 30, 2003, there was a net decline in interest rates since the Company had entered into the agreements, and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $107,000, net of taxes.

To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2003 (in thousands):

Notional Amount	$9,500
Fair Value to the Company	(107)
Change in Fair Value to the Company
Reflecting Change in Interest Rates
- 100 BPS	(13)
+ 100 BPS	12

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 4. Controls and Procedures

Effective as of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15e under the Exchange Act). Based upon the evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II

OTHER INFORMATION

(Items 2, 3, 4 and 5 are not applicable
for the quarter ended September 30, 2003)

Item 1. Legal Proceedings

The disclosure called for by Item 1 is incorporated by reference to Note 6 of Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.3	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(10)	Material Contracts

10.1*	Employment Agreement entered into on October 27, 2003, between Brian D. Parker and the Registrant, effective September 30, 2003.

*Management contract or compensatory plan or arrangement.

(31)	Section 302 Certifications

(32)	Section 906 Certification

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY

(Registrant)

Date: November 14, 2003	/s/ Brian D. Parker

Brian D. Parker
Chief Financial Officer and
acting in capacity of co-Chief Executive Officer

Grubb & Ellis Company

EXHIBIT INDEX

for the quarter ended September 30, 2003

Exhibit

(10)	Material Contracts

10.1	Employment Agreement entered into on October 27, 2003, between Brian D. Parker and the Registrant, effective September 30, 2003

(31)	Section 302 Certifications

(32)	Section 906 Certification