Form 10-Q
period 2003-12-31
GRUBB & ELLIS CO
filed 2004-02-17
CIK 216039

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

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

Yes [  ] No [X]

15,097,371

(Number of shares outstanding of the registrant’s
common stock at February 2, 2004)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $3,701 and $3,315 at December 31, 2003 and June 30, 2003, respectively	$30,235	$13,938
Services fees receivable, net	11,760	11,452
Other receivables	2,476	2,726
Professional service contracts, net	713	1,159
Prepaid income taxes	312	669
Prepaid and other current assets	4,779	557

Total current assets	50,275	30,501
Noncurrent assets:
Equipment, software and leasehold improvements, net	11,656	13,959
Goodwill, net	26,958	26,958
Other assets	3,802	3,684

Total assets	$92,691	$75,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,607	$4,107
Commissions payable	8,217	3,465
Credit facility debt – affiliate	4,000	5,000
Note payable – affiliate	4,000	—
Accrued compensation and employee benefits	15,102	14,889
Deferred commissions payable	10,116	163
Other accrued expenses	7,100	5,600

Total current liabilities	52,142	33,224
Long-term liabilities:
Credit facility debt – affiliate	23,300	27,300
Note payable – affiliate	—	4,000
Accrued claims and settlements	6,749	7,374
Other liabilities	2,033	2,949

Total liabilities	84,224	74,847

Stockholders’ equity:
Preferred stock: 1,000,000 shares authorized; 11,725 Series A shares issued and outstanding at $1,000 stated value at December 31, 2003	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 15,097,371 shares issued and outstanding at December 31, 2003 and June 30, 2003	151	151
Additional paid-in-capital	71,410	71,410
Accumulated other comprehensive loss	(49)	(174)
Retained deficit	(74,770)	(82,857)

Total stockholders’ equity	8,467	255

Total liabilities and stockholders’ equity	$92,691	$75,102

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,

	2003	2002	2003	2002

Services revenue:
Transaction fees	$75,051	$75,148	$130,613	$139,799
Management fees, including reimbursed salaries, wages and benefits	48,738	48,048	95,060	91,207

Total services revenue	123,789	123,196	225,673	231,006

Costs of services:
Transaction commissions	46,528	45,639	80,336	84,599
Reimbursable salaries, wages and benefits	34,872	35,093	68,183	66,053
Salaries, wages, benefits and other direct costs	9,537	7,803	18,272	15,610

Total costs of services	90,937	88,535	166,791	166,262
Costs and expenses:
Salaries, wages and benefits	9,953	12,713	22,252	29,543
Selling, general and administrative	12,689	15,745	23,821	28,858
Depreciation and amortization	1,634	2,015	3,363	4,017
Severance, office closure and other special charges	—	884	—	1,784

Total costs	115,213	119,892	216,227	230,464

Total operating income	8,576	3,304	9,446	542
Other income and expenses:
Interest income	47	78	88	171
Interest expense	(147)	(624)	(274)	(1,250)
Interest expense – affiliate	(512)	—	(1,057)	(308)

Income (loss) before income taxes	7,964	2,758	8,203	(845)
Benefit (provision) for income taxes	(116)	(1,048)	(116)	321

Net income (loss)	7,848	1,710	8,087	(524)
Preferred stock dividends accrued	(401)	(356)	(790)	(398)

Net income (loss) to common stockholders	$7,447	$1,354	$7,297	$(922)

Net income (loss) per weighted average common share outstanding:
Basic -	$0.49	$0.09	$0.48	$(0.06)

Diluted -	$0.49	$0.09	$0.48	$(0.06)

Weighted average common shares outstanding:
Basic -	15,097,371	15,109,706	15,097,371	15,090,777

Diluted -	15,098,494	15,109,706	15,097,933	15,090,777

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	December 31,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$8,087	$(524)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferral of payment of services commissions expense	9,953	7,174
Depreciation and amortization expense	3,363	4,017
Accrued severance, office closure and other special charges	—	1,784
Payment of accrued severance	(2,436)	(483)
Payment of office closure costs	(532)	(694)
Accrued compensation and employee benefits	2,649	(1,941)
Other adjustments	706	(905)

Net cash provided by operating activities	21,790	8,428

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(493)	(2,242)

Cash used in investing activities	(493)	(2,242)

Cash Flows from Financing Activities:
Repayment of credit facility debt	—	(2,750)
Repayment of borrowing from affiliate	(5,000)	—
Other financing sources	—	13

Net cash used in financing activities	(5,000)	(2,737)

Net increase in cash and cash equivalents	16,297	3,449
Cash and cash equivalents at beginning of period	13,938	14,085

Cash and cash equivalents at end of period	$30,235	$17,534

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

Recent accounting pronouncements and subsequent interpretations have provided further clarification regarding reimbursements of expenses on third party service contracts. As a result, the Company believed that it was no longer appropriate to net the reimbursements received from property owners against the related salary, wages and benefit expense. Accordingly, beginning with its financial statements for the fiscal year ended June 30, 2003, reimbursements received on third party service contracts have been characterized as revenue in the Condensed Statement of Operations rather than as a reduction of expenses incurred. The Company has reclassified the reimbursements received during the six months ended December 31, 2002 as revenue to conform to the current year presentation. This reclassification increases reported revenues but has not changed the previously reported results of operations or cash flow of the Company.

Certain expenses related to salaries, wages and benefits, and selling, general and administrative costs are direct costs incurred to generate services revenues. The Company has reclassified those costs incurred during the six months ended December 31, 2002 to salaries, wages, benefits and other direct costs to conform to the current year presentation. Certain other amounts in prior periods have also been reclassified to conform to the current presentation. These reclassifications have not changed the previously reported results of operations or cash flow of the Company.

Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be achieved in future periods.

2.     Total Comprehensive Income (Loss)

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

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

2.     Total Comprehensive Income (Loss) (Continued)

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $125,000 of unrealized income and $5,000 of unrealized loss during the six months ended December 31, 2003 and 2002, respectively. This gain and loss, along with the Company’s net income of $8,087,000 and net loss of $524,000 for the six months ended December 31, 2003 and 2002, results in Total Comprehensive Income of $8,212,000 and a Total Comprehensive Loss of $529,000 for the periods, respectively.

3.     Income Taxes

The benefit (provision) for income taxes for the six months ended December 31, 2003 and 2002 is as follows (in thousands):

	For the six months ended
	December 31,

	2003	2002

Current benefit (provision)	$(1,572)	$778
Deferred benefit (provision)	(2,302)	(457)
Decrease in valuation allowance	3,758	—

	$(116)	$321

The Company recorded prepaid taxes totaling approximately $312,000 and $669,000 as of December 31, 2003 and June 30, 2003, respectively. Included in these assets are tax refund receivables resulting from filed federal and state returns totaling approximately $131,000 and $476,000 at December 31, 2003 and June 30, 2003, respectively. Also included are tax effected operating loss carrybacks totaling approximately $142,000 and $193,000 at December 31, 2003 and June 30, 2003, respectively, which the Company will realize or has realized primarily against the federal or state tax liability payments made in prior tax years. The Company also received net tax refunds of approximately $280,000 and $1,736,000 during the six months ended December 31, 2003 and 2002, respectively, primarily related to its federal and state tax carrybacks.

At June 30, 2003, the Company fully reserved its deferred tax assets to reflect uncertainty in regards to the realization of the assets in future periods. During the six months ended December 31, 2003, the Company generated sufficient taxable income to realize a portion of these deferred assets and correspondingly reduced the valuation allowance by approximately $3.8 million.

4.     Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

4. Earnings per Common Share (Continued)

	For the three months ended		For the six months ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss) to common stockholders	$7,447	$1,354	$7,297	$(922)

Basic earnings per common share:
Weighted average common shares outstanding	15,097	15,110	15,097	15,091

Net income (loss) per common share – basic	$0.49	$0.09	$0.48	$(0.06)

Diluted earnings per common share:
Weighted average common shares outstanding	15,097	15,110	15,097	15,091
Effect of dilutive securities:
Stock options and warrants	1	—	1	—

Weighted average dilutive common shares outstanding	15,098	15,110	15,098	15,091

Net loss per common share – diluted	$0.49	$0.09	$0.48	$(0.06)

Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were approximately 1,521,000 and 2,450,000 at December 31, 2003 and 2002, respectively, and were not included in the computation of diluted earnings per share either because the option exercise price was greater than the average market price of the common shares for the six months or an operating loss was reported for the six months ending December 31, 2002.

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

	Transaction	Management	Segment
	Services	Services	Totals

Six months ended December 31, 2003
Total revenue	$130,613	$95,060	$225,673
EBITDA	11,272	1,537	12,809
Total assets as of December 31, 2003	73,262	19,117	92,379
Six months ended December 31, 2002
Total revenue	$139,799	$91,207	$231,006
EBITDA	7,169	(826)	6,343
Total assets as of December 31, 2002	67,383	20,486	87,869

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

5.     Segment Information (Continued)

Reconciliation of Segment EBITDA to Income (Loss) Before Income Taxes

	Six Months Ended December 31,

	2003	2002

Total segment EBITDA	$12,809	$6,343
Less:
Depreciation & amortization	(3,363)	(4,017)
Special charges	—	(1,784)
Net interest expense	(1,243)	(1,387)

Income (loss) before income taxes	$8,203	$(845)

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of December 31,

	2003	2002

Total segment assets	$92,379	$87,869
Current tax assets	312	6,038
Deferred tax assets	—	2,053

Total assets	$92,691	$95,960

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

Management believes that EBITDA as presented with respect to the Company’s reportable segments is an important measure of cash generated by the Company’s operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items; however, it also excludes interest and income taxes. Management believes that EBITDA is relevant because it assists investors in evaluating the Company’s ability to service its debt by providing a commonly used measure of cash available to pay interest. EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP), as an indicator of operating performance or a measure of liquidity. EBITDA also facilitates comparison of the Company’s results of operations with those companies having different capital structures. Other companies may define EBITDA differently, and, as a result, such measures may not be comparable to the Company’s EBITDA.

6.     Commitments and Contingencies

Environmental:

A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas, which is the subject of an environmental assessment and remediation effort,

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

6.     Commitments and Contingencies (Continued)

due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. The Company’s share of anticipated costs to remediate and monitor this situation is estimated at approximately $1,057,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. As of December 31, 2003, approximately $724,000 of this amount has been paid and the remaining $333,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company reached a compromise settlement agreement with the Department of Revenue Services covering all time periods through October 31, 2003 related to this issue. Final closing documents were signed, and the lawsuit was dismissed, as of December 31, 2003. The settlement amount has been recorded against previously established loss reserves in the Company’s consolidated financial statements. The closing agreement provides guidance for future tax treatment of purchases made on behalf of the Company’s clients in Connecticut.

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

7.     Severance, Office Closure and Other Special Charges

A special charge consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company’s former Chief Operating Officer. During the quarter ended December 31, 2002, additional special charges totaling $884,000 were incurred, consisting of severance of $150,000 and other costs totaling $734,000 related to office closure costs. Office closure costs consist primarily of future lease obligations of office space by the Company, net of estimated sublease income, along with related unamortized leasehold improvements.

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

	For the six months ended December 31,
	2003	2002

Net income (loss) to common stockholders, as reported	$7,297	$(922)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(187)	(567)

Pro forma net income (loss) to common stockholders	$7,110	$(1,489)

Net earnings per weighted average common share outstanding:
Basic – as reported	$0.48	$(0.06)

Basic – pro forma	$0.47	$(0.10)

Diluted – as reported	$0.48	$(0.06)

Diluted – pro forma	$0.47	$(0.10)

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

9.     Change in Accounting Estimate

(a)  During the quarter ended December 31, 2003, the independent actuarial firm which the Company uses to calculate self insurance reserves reduced its estimate of incurred but not paid health insurance obligations based upon the actual claims experience of the Company through November 30, 2003. The Company correspondingly reduced its related insurance liability reserve as a result of the revised actuarial estimate. The Company recorded this revision as a reduction to salaries, wages and benefits expense totaling approximately $3.0 million in its statement of operations for the quarter ended December 31, 2003.

(b)  During the quarter ended December 31, 2002, the Company reduced its estimate of incentive bonus payments expected to be made to eligible employees based upon lower than expected calendar year 2002 operating results. This change in estimate was a result of both the continuing economic downturn being encountered in the real estate services industry and an increased turnover in the Company’s transaction professional workforce, which directly impacted the Company’s revenues for the year. The Company recorded this revision as a reduction to salaries, wages and benefits expense totaling approximately $3.9 million in its statement of operations for the quarter ended December 31, 2002.

10.     Subsequent Event

In February 2004, the Company completed the disposition of the Wadley-Donovan Group, through which the Company provided relocation and economic development consulting services. As a result of the disposition, the Company will record a loss totaling approximately $2.4 million in its financial statements during the quarter ending March 31, 2004, related primarily to the write-off of unamortized goodwill recorded when the original business was acquired in February 2002.

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

RESULTS OF OPERATIONS

Revenue

The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s services revenues, and include fees related to both property and facilities management outsourcing and business services.

Services revenue in any given quarter during the three fiscal year period ended June 30, 2003, as a percentage of total annual services revenue, ranged from a high of 32.5% to a low of 20.8%, with services revenue earned in the second quarters of each of the last three fiscal years ranging from 28.9% to 32.5%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total services revenue of $225.7 million was recognized for the six months ended December 31, 2003 as compared to revenue of $231.0 million for the same period last year. Transaction fees decreased by $9.2 million in the current fiscal period over the same period in 2002 primarily due to the change in ownership structure of the Company’s transaction services operations in Phoenix, Arizona to an affiliated entity. The Company now earns revenue comprised solely of the fees received under the affiliate agreement, as opposed to including the full operations of the office in its financial statements in periods prior to the ownership restructure in April 2003. The Company also realized a similar decrease in transaction commissions expense and, to a lesser extent, salaries, wages and benefits expense and selling, general and administrative expense. In addition, the weak general economy during the interim months and its impact on the real estate industry, along with increased turnover in the Company’s transaction professional workforce also contributed to the decrease. Management services fees increased by $3.9 million or 4.2% during that same period due to increased fees, as well as reimbursed revenues related to salaries, wages and benefits, as described below.

Total revenue for the quarter ended December 31, 2003 was $123.8 million, a slight increase of 0.5% over revenue of $123.2 for the same period last year. Transaction services fees remained relatively flat, decreasing by $97,000 or 0.1% in the current fiscal quarter over the same quarter in 2002, while management services fees increased by $690,000 or 1.4% during the same period.

Costs of Services

Transaction commissions expense is the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased slightly to 61.5% for the six months ended December 31, 2003 as compared to 60.5% for the same period in 2002 and increased to 62.0% from 60.7% for the respective quarters ended December 31 in the same periods.

Reimbursable expenses, related to salaries, wages and benefits, increased by $2.1 million, or 3.2%, in the current fiscal period over the same period in 2002, primarily due to the staffing requirements of new facility management assignments.

Salaries and other direct costs increased by $2.7 million, or 17.0%, in the current fiscal period over the same period in 2002, and $1.7 million, or 22.2%, for the respective quarters ended December 31 in the same periods primarily due to the staffing requirements and other direct costs of new business services contracts.

Costs and Expenses

Salaries, wages and benefits decreased by $7.3 million, or 24.7%, during the six months ended December 31, 2003 as compared to December 31, 2002 primarily from a reduction in workforce in March 2003. The Company also realized a decrease totaling approximately $3.0 million related to its estimate of incurred but not paid health insurance claims during the quarter ended December 31, 2003. See Note 9 of Notes to Condensed Financial Statements for additional information. Selling, general and administrative expenses decreased by $5.0 million, or 17.5%, for the same period, as the Company decreased its discretionary spending beginning in the fourth quarter of fiscal 2003. For the quarter ended December 31, 2003, salaries, wages and benefits decreased by $2.8 million, or 21.7%, as compared to the same period in the prior year, while selling, general and administrative expenses decreased $3.1 million, or 19.4%.

Depreciation and amortization expense for the six months ended December 31, 2003 decreased by 16.3% to $3.4 million from $4.0 million in the comparable period last year as the Company tightened its investment in equipment, software and leasehold improvements. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $675,000 was recognized during the six months ended December 31, 2003 as compared to $761,000 for the same period in the prior year. A similar related decrease resulted in the quarter ended December 31, 2003, as depreciation and amortization expense decreased $381,000, or 18.9%, from the comparable prior year period.

A special charge consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company’s former Chief Operating Officer. During the quarter ended December 31, 2002, additional special charges totaling $884,000 were incurred, consisting of severance of $150,000 and other costs totaling $734,000 related to office closure costs. Office closure costs consist primarily of future lease obligations of office space by the Company, net of estimated sublease income, along with related unamortized leasehold improvements.

Interest income decreased during the three and six month periods ended December 31, 2003 as compared to the same periods in the prior year as a result of lower investment yield rates.

Interest expense incurred during the six months ended December 31, 2003 and 2002 was due primarily to the Company’s term loan borrowings under the credit facility. Interest expense was also incurred due to the note payable-affiliate funded in March 2002 and subsequently converted to preferred stock in September 2002 and a second note payable-affiliate that was funded in May 2003.

Net Income (Loss)

The net income to common stockholders for the six months ended December 31, 2003 was $7.3 million, or $0.48 per common share on a diluted basis, as compared to a net loss of $922,000, or $0.06 per common share, for the same period in the prior fiscal year. For the quarter ended December 31, 2003, net income was $7.4 million, or $0.49 per common share on a diluted basis, as compared to $1.4 million, or $0.09 per common share for the same period in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2003, the Company generated cash flow from operating activities of $21.8 million, used $493,000 in investing activities for purchases of equipment, software and leasehold improvements, and used $5.0 million in financing activities for the repayment of credit revolver borrowings from the affiliate.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $10.1 million, related to revenues earned in calendar year 2003, were paid in January 2004, and production and incentive bonuses of approximately $4.8 million are expected to be paid during the quarter ended March 31, 2004.

The cash flow activities described in the preceding paragraph, along with the classification of $4.0 million of the amounts outstanding under each of the Company’s credit facility and note payable-affiliate, respectively, as current debt obligations, have resulted in a negative working capital position of approximately $1.9 million as of December 31, 2003. This reflects an improvement of approximately $5.4 million from the working capital position at the end of the preceding calendar quarter. Further strengthening of the Company’s working capital position will require improvements in its cash flow from operations, modifications of payment terms related to its outstanding debt obligations, all of which are currently held by related parties, or additional working capital infusions, as to all of which there can be no assurances.

See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company’s cash requirements are not met by operating cash flow or available debt or equity proceeds, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances. The Company has principal payment obligations under the term portion of its Credit Facility of $27.3 million as of December 31, 2003, of which $4.0 million becomes due over the twelve months ending December 31, 2004. The Company has also entered into a $4.0 million subordinated loan with a related party, which is due on July 15, 2004.

As of December 31, 2003, the Company had no borrowings under its $5 million revolving credit facility. Any borrowings under the revolver are ultimately due upon termination or maturity of the credit agreement, December 31, 2005. In addition, the Company must repay all outstanding amounts on the revolver and not re-borrow such funds for a period of 30 consecutive days each December. In October 2003, the Company repaid all amounts outstanding under the revolver from working capital reserves. To date, the Company has not re-borrowed any amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s bank debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of December 31, 2003, the outstanding principal balances on these debt obligations totaled $27.3 million, of which $4.0 million is due over the next twelve months. Since interest payments on these obligations will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March, 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. As of December 31, 2003, the Company had $8.0 million in notional amount interest rate swaps outstanding in which the Company pays a fixed rate of 5.18% and receives a three-month LIBOR based rate from the counter-parties. The notional amount of the interest rate swap agreements is scheduled to decline as follows:

Notional Amount	Date

$8,000,000	March 31, 2004

When interest rates rise the interest rate swap agreements increase in fair value to the Company and when interest rates fall the interest rate swap agreements decline in value to the Company. As of December 31, 2003, there was a net decline in interest rates since the Company had entered into the agreements, and the interest rate swap agreements were in an unrealized loss position to the Company of approximately $49,000 net of taxes.

To highlight the sensitivity of the interest rate swap agreements to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2003 (in thousands):

Notional Amount	$8,000
Fair Value to the Company	(49)
Change in Fair Value to the Company
Reflecting Change in Interest Rates
- 100 BPS	(0.5)
+ 100 BPS	0.5

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 4. Controls and Procedures

Effective as of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II

OTHER INFORMATION

(Items 2, 3 and 5 are not applicable
for the quarter ended December 31, 2003)

Item 1. Legal Proceedings

The disclosure called for by Item 1 is incorporated by reference to Note 6 of Notes to Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 annual meeting of stockholders of the Company was held on November 18, 2003. The Company submitted to a vote of stockholders, through the solicitation of proxies, the election of four directors, representing the entire Board of Directors. The votes cast for and withheld with respect to each nominee for election as director were as follows:

		Votes
		Withholding
Nominee	Votes For	Authority

R. David Anacker	19,440,817	110,509
Anthony G. Antone	19,502,202	49,124
C. Michael Kojaian	19,340,997	210,329
Rodger D. Young	19,507,262	44,064

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.3	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(10)	Material Contracts

10.1*	Employment Agreement entered into on October 27, 2003, between Brian D. Parker and the Registrant, effective September 30, 2003 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003.

*Management contract or compensatory plan or arrangement.

(31)	Section 302 Certifications

(32)	Section 906 Certification

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY

(Registrant)

Date: February 17, 2004	/s/ Brian D. Parker

Brian D. Parker
Chief Financial Officer and
acting in capacity of co-Chief Executive Officer

Grubb & Ellis Company

EXHIBIT INDEX

for the quarter ended December 31, 2003

Exhibits

(31)	Section 302 Certifications

(32)	Section 906 Certification