Form 10-Q
period 2004-03-31
GRUBB & ELLIS CO
filed 2004-05-14
CIK 216039

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

15,097,371

(Number of shares outstanding of the registrant’s
common stock at May 11, 2004)

PART I

FINANCIAL INFORMATION

     Item 1. Financial Statements

GRUBB & ELLIS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $3,513 and $3,315 at March 31, 2004 and June 30, 2003, respectively	$14,609	$13,938
Services fees receivable, net	10,172	11,452
Other receivables	3,057	2,726
Professional service contracts, net	1,128	1,159
Prepaid insurance	2,507	170
Prepaid and other current assets	1,773	1,056

Total current assets	33,246	30,501
Noncurrent assets:
Equipment, software and leasehold improvements, net	10,738	13,959
Goodwill, net	24,763	26,958
Other assets	3,210	3,684

Total assets	$71,957	$75,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,372	$4,107
Commissions payable	5,425	3,465
Credit facility debt – affiliate	6,000	5,000
Note payable – affiliate	4,000	—
Accrued compensation and employee benefits	11,364	14,889
Other accrued expenses	5,398	5,763

Total current liabilities	36,559	33,224
Long-term liabilities:
Credit facility debt – affiliate	21,300	27,300
Note payable – affiliate	—	4,000
Accrued claims and settlements	6,556	7,374
Other liabilities	2,308	2,949

Total liabilities	66,723	74,847

Stockholders’ equity:
Preferred stock: 1,000,000 shares authorized; 11,725 Series A shares issued and outstanding at $1,000 stated value at March 31, 2004 and June 30, 2003	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 15,097,371 shares issued and outstanding at March 31, 2004 and June 30, 2003	151	151
Additional paid-in-capital	71,410	71,410
Accumulated other comprehensive loss	—	(174)
Retained deficit	(78,052)	(82,857)

Total stockholders’ equity	5,234	255

Total liabilities and stockholders’ equity	$71,957	$75,102

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2004	2003	2004	2003
Services revenue:
Transaction fees	$53,926	$49,715	$184,539	$189,514
Management fees, including reimbursed salaries, wages and benefits	48,476	48,675	143,536	139,882

Total services revenue	102,402	98,390	328,075	329,396

Costs of services:
Transaction commissions	31,858	29,608	112,194	114,207
Reimbursable salaries, wages and benefits	35,558	36,268	103,741	102,321
Salaries, wages, benefits and other direct costs	8,983	8,034	27,255	23,644

Total costs of services	76,399	73,910	243,190	240,172
Costs and expenses:
Salaries, wages and benefits	13,160	14,830	35,405	44,373
Selling, general and administrative	11,667	12,503	35,320	41,361
Depreciation and amortization	1,555	1,974	4,912	5,991
Severance, office closure and other special charges	2,369	7,663	2,550	9,447

Total costs	105,150	110,880	321,377	341,344

Total operating income (loss)	(2,748)	(12,490)	6,698	(11,948)
Other income and expenses:
Interest income	45	55	133	226
Interest expense	(84)	(577)	(358)	(1,827)
Interest expense – affiliate	(495)	—	(1,552)	(308)

Income (loss) before income taxes	(3,282)	(13,012)	4,921	(13,857)
Provision for income taxes	—	(2,739)	(116)	(2,418)

Net income (loss)	(3,282)	(15,751)	4,805	(16,275)
Preferred stock dividends accrued	(408)	(359)	(1,198)	(757)

Net income (loss) to common stockholders	$(3,690)	$(16,110)	$3,607	$(17,032)

Net income (loss) per weighted average common share outstanding:
Basic -	$(0.24)	$(1.06)	$0.24	$(1.13)

Diluted -	$(0.24)	$(1.06)	$0.24	$(1.13)

Weighted average common shares outstanding:
Basic -	15,097,371	15,140,410	15,097,371	15,107,081

Diluted -	15,097,371	15,140,410	15,100,074	15,107,081

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$4,805	$(16,275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,912	5,991
Accrued severance, office closure and other special charges	2,550	9,447
Payment of severance costs	(3,005)	(1,005)
Payment of office closure costs	(779)	(857)
Tax refund receipts	399	4,962
Deferred tax (benefit) provision	989	(4,990)
Increase (decrease) in deferred tax valuation allowance	(2,445)	7,500
Funding of multi-year service contracts	(681)	(2,255)
Accrued compensation and employee benefits	(526)	(3,163)
Other adjustments	259	(1,197)

Net cash provided by (used in) operating activities	6,478	(1,842)

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(837)	(2,463)
Other investing activities	30	—

Net cash used in investing activities	(807)	(2,463)

Cash Flows from Financing Activities:
Repayment of credit facility debt	—	(4,450)
Borrowings on credit facility debt	—	2,250
Repayment of borrowing from affiliate	(5,000)	—
Proceeds from issuance of common stock, net	—	228
Other financing sources	—	(264)

Net cash used in financing activities	(5,000)	(2,236)

Net increase (decrease) in cash and cash equivalents	671	(6,541)
Cash and cash equivalents at beginning of period	13,938	14,085

Cash and cash equivalents at end of period	$14,609	$7,544

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

The Company no longer nets the reimbursements received from property owners against the related salary, wages and benefit expense as recent accounting pronouncements have provided further clarification in this regard. Accordingly, beginning with its financial statements for the fiscal year ended June 30, 2003, reimbursements received on third party service contracts have been characterized as revenue in the Condensed Statement of Operations rather than as a reduction of expenses incurred. The Company has reclassified the reimbursements received during the nine months ended March 31, 2003 as revenue to conform to the current year presentation. This reclassification increases reported revenues but has not changed the previously reported results of operations or cash flow of the Company.

Certain expenses related to salaries, wages and benefits, and selling, general and administrative costs are direct costs incurred to generate services revenues. The Company has reclassified those costs incurred during the nine months ended March 31, 2003 to salaries, wages, benefits and other direct costs to conform to the current year presentation. Certain other amounts in prior periods have also been reclassified to conform to the current presentation. These reclassifications have not changed the previously reported results of operations or cash flow of the Company.

Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be achieved in future periods.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

2. Total Comprehensive Income (Loss)

The Company was a party to two interest rate swap agreements that expired March 31, 2004 that effectively fixed the interest rate on a portion of the Company’s outstanding term loan obligations. The Company had determined that these agreements were to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $174,000 and $48,000 of unrealized income during the nine months ended March 31, 2004 and 2003, respectively. These gains, along with the Company’s net income of $4,805,000 and net loss of $16,275,000 for the nine months ended March 31, 2004 and 2003, results in a Total Comprehensive Income of $4,979,000 and a Total Comprehensive Loss of $16,227,000 for the periods, respectively.

3. Income Taxes

The benefit (provision) for income taxes for the nine months ended March 31, 2004 and 2003 is as follows (in thousands):

	For the nine months ended
	March 31,
	2004	2003
Current benefit (provision)	$(1,572)	$92
Deferred benefit (provision)	(989)	4,990
Decrease (increase) in valuation allowance	2,445	(7,500)

	$(116)	$(2,418)

The Company recorded prepaid taxes totaling approximately $228,000 and $669,000 as of March 31, 2004 and June 30, 2003, respectively. Included in these assets are tax refund receivables resulting from filed federal and state returns totaling approximately $41,000 and $476,000 at March 31, 2004 and June 30, 2003, respectively. Also included are tax effected operating loss carrybacks totaling approximately $123,000 and $193,000 at March 31, 2004 and June 30, 2003, respectively, which the Company will realize or has realized primarily against the federal or state tax liability payments made in prior tax years. The Company also received net tax refunds of approximately $399,000 and $4,962,000 during the nine months ended March 31, 2004 and 2003, respectively, primarily related to its federal and state tax carrybacks.

At June 30, 2003, the Company fully reserved its deferred tax assets to reflect uncertainty in regards to the realization of the assets in future periods. During the nine months ended March 31, 2004, the Company generated sufficient taxable income to realize a portion of these deferred assets and correspondingly reduced the valuation allowance by approximately $2.4 million.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

4. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss) to common stockholders	$(3,690)	$(16,110)	$3,607	$(17,032)

Basic earnings per common share:
Weighted average common shares outstanding	15,097	15,140	15,097	15,107

Net income (loss) per common share – basic	$(0.24)	$(1.06)	$0.24	$(1.13)

Diluted earnings per common share:
Weighted average common shares outstanding	15,097	15,140	15,097	15,107
Effect of dilutive securities:
Stock options and warrants	—	—	3	—

Weighted average dilutive common shares outstanding	15,097	15,140	15,100	15,107

Net income (loss) per common share – diluted	$(0.24)	$(1.06)	$0.24	$(1.13)

Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were approximately 1,229,000 and 1,777,000 at March 31, 2004 and 2003, respectively, and were not included in the computation of diluted earnings per share either because the option exercise price was greater than the average market price of the common shares for the nine months or an operating loss was reported for the relevant period.

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

	Transaction	Management	Segment
	Services	Services	Totals
Nine months ended March 31, 2004
Total revenue	$184,539	$143,536	$328,075
EBITDA	11,958	2,202	14,160
Total assets as of March 31, 2004	53,619	18,110	71,729
Nine months ended March 31, 2003
Total revenue	$189,514	$139,882	$329,396
EBITDA	4,323	(833)	3,490
Total assets as of March 31, 2003	52,797	18,685	71,482

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

5. Segment Information (Continued)

Reconciliation of Segment EBITDA to Income (Loss) Before Income Taxes (in thousands):

	Nine Months Ended March 31,
	2004	2003
Total segment EBITDA	$14,160	$3,490
Less:
Depreciation & amortization	(4,912)	(5,991)
Special charges	(2,550)	(9,447)
Net interest expense	(1,777)	(1,909)

Income (loss) before income taxes	$4,921	$(13,857)

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of March 31,
	2004	2003
Total segment assets	$71,729	$71,482
Current tax assets	228	872

Total assets	$71,957	$72,354

In evaluating segment performance, the Company’s management utilizes EBITDA as a measure of the segment’s operating performance and its ability to generate cash flow from its operations. Other items contained within the measurement of net income, such as interest and taxes, and special charges, are generated and managed at the corporate administration level rather than the segment level. In addition, net income measures also include non-cash amounts such as depreciation and amortization expense.

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

6. Commitments and Contingencies

Environmental:

A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas, which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

6. Commitments and Contingencies (Continued)

solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. The Company’s share of anticipated costs to remediate and monitor this situation is estimated at approximately $1,057,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. As of March 31, 2004, approximately $724,000 of this amount has been paid and the remaining $333,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Insolvent Insurance Provider:

In fiscal years 1999 and 2000, the Company’s primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively “Reliance”). The Company had four open claims that were covered by Reliance policies in which defense and/or settlement costs exceeded a self-insured retention.

In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company’s open claims. The Company established loss reserves for the estimated settlement costs of the claims and all of the claims have now been resolved. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment in excess of the self-insured retention from the liquidator. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.

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

The Company reached a compromise settlement agreement with the Department of Revenue Services covering all time periods through October 31, 2003 related to this issue. Final closing documents were signed, and the lawsuit was dismissed, as of December 31, 2003. The settlement amount was paid and recorded against previously established loss reserves in the Company’s consolidated financial statements during the third fiscal quarter of 2004. The closing agreement provides guidance for future tax treatment of purchases made on behalf of the Company’s clients in Connecticut.

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

7. Severance, Office Closure and Other Special Charges

During the six months ended December 31, 2003, the Company incurred special charges totaling $181,000, related primarily to office closure costs which consist primarily of future lease obligations of office space by the Company, net of estimated sublease income, along with related unamortized leasehold improvements. In February 2004, the Company completed the disposition of the Wadley-Donovan Group, through which the Company provided relocation and economic development consulting services. As a result of the disposition, the Company recorded a loss totaling approximately $2.4 million in its financial statements during the quarter ended March 31, 2004, related primarily to the write-off of unamortized goodwill recorded when the original business was acquired in February 2002. The cumulative amount of special charges incurred by the Company during the nine months ended March 31, 2004 totaled $2.6 million.

A special charge consisting of severance and other costs totaling $900,000 was incurred during the quarter ended September 30, 2002 in connection with the termination of employment of the Company’s former Chief Operating Officer. During the quarter ended December 31, 2002, additional special charges totaling $884,000 were incurred, consisting of severance of $150,000 and other costs totaling $734,000 related to office closure costs. In the quarter ended March 31, 2003, the Company recorded additional special charges of $7.7 million, consisting of $2.5 million related to additional office closure costs and $5.2 million of additional severance costs related to the resignations of the Company’s former Chief Executive Officer, former Chief Financial Officer and its General Counsel, and to a reduction of other salaried personnel. The cumulative amount of special charges incurred by the Company during the nine months ended March 31, 2003 totaled $9.4 million.

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

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

8. Stock Options and Stock Purchase Plans (Continued)

	For the nine months ended March 31,
	2004	2003
Net income (loss) to common stockholders, as reported	$3,607	$(17,032)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—	228
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(164)	(272)

Pro forma net income (loss) to common stockholders	$3,443	$(17,076)

Net earnings per weighted average common share outstanding:
Basic – as reported	$0.24	$(1.13)

Basic – pro forma	$0.23	$(1.13)

Diluted – as reported	$0.24	$(1.13)

Diluted – pro forma	$0.23	$(1.13)

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

Services revenue in any given quarter during the three fiscal year period ended June 30, 2003, as a percentage of total annual services revenue, ranged from a high of 32.5% to a low of 20.8%, with services revenue earned in the third quarters of each of the last three fiscal years ranging from 20.8% to 23.1%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total services revenue of $328.1 million was recognized for the nine months ended March 31, 2004 as compared to revenue of $329.4 million for the same period last year. Transaction fees decreased by $5.0 million in the current fiscal period over the same period in 2003 primarily due to the change in ownership structure of the Company’s transaction services operations in Phoenix, Arizona to an affiliated entity. The Company now earns revenue comprised solely of the fees received under the affiliate agreement, as opposed to including the full operations of the office in its financial statements in periods prior to the ownership restructure in April 2003. However, this decrease was partially offset by improving revenues in other markets, primarily the investment sales market in Southern California and higher leasing activity in the Northeast United States. The Company also realized a similar net decrease in transaction commissions expense due to these factors, and, to a lesser extent, decreases in salaries, wages and benefits expense and selling, general and administrative expense due to the Phoenix ownership change. Management services fees increased by $3.7 million or 2.6% during that same period due to increased fees, as well as reimbursed revenues related to salaries, wages and benefits, as described below.

Total revenue for the quarter ended March 31, 2004 was $102.4 million, an increase of 4.1% over revenue of $98.4 million for the same period last year. Transaction services fees increased by $4.2 million or 8.5% in the current fiscal quarter over the same quarter in 2003, while management services fees remained relatively flat, decreasing by $199,000 or 0.4% during the same period.

Costs of Services

Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased slightly to 60.8% for the nine months ended March 31, 2004 as compared to 60.3% for the same period in 2003 and decreased to 59.1% from 59.6% for the respective quarters ended March 31 in the same periods.

Reimbursable expenses, related to salaries, wages and benefits, increased by $1.4 million, or 1.4%, in the current fiscal period over the same period in 2003, primarily due to the staffing requirements of new facility management assignments.

Salaries and other direct costs increased by $3.6 million, or 15.3%, in the current fiscal period over the same period in 2003, and $949,000, or 11.8%, for the respective quarters ended March 31 in the same periods primarily due to the staffing requirements and other direct costs of new business services contracts.

Costs and Expenses

Salaries, wages and benefits decreased by $9.0 million, or 20.2%, during the nine months ended March 31, 2004 as compared to March 31, 2003 primarily from cost savings related to a reduction in workforce in March 2003. The Company also realized decreases related to lower health and workers compensation insurance claims during the nine months ended March 31, 2004. These decreases were partly offset by slightly higher bonus and incentive salary expense in the nine months ended March 31, 2004. Selling, general and administrative expenses decreased by $6.0 million, or 14.6%, for the same period, as the Company decreased its discretionary spending beginning in the fourth quarter of fiscal 2003. Reduced lease space needs resulting from a number of office closures also contributed to this decrease in expenses. Similarly, for the quarter ended March 31, 2004, salaries, wages and benefits decreased by $1.7 million, or 11.3%, as compared to the same period in the prior year, while selling, general and administrative expenses decreased $836,000, or 6.7%.

Depreciation and amortization expense for the nine months ended March 31, 2004 decreased by 18.0% to $4.9 million from $6.0 million in the comparable period last year as the Company tightened its investment in equipment, software and leasehold improvements. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $997,000 was recognized during the nine months ended March 31, 2004 as compared to $1.2 million for the same period in the prior year. A similar related decrease resulted in the quarter ended March 31, 2004, as depreciation and amortization expense decreased $419,000, or 21.2%, from the comparable prior year period.

The Company recorded special charges totaling $181,000, related primarily to office closure costs during the six months ended December 31, 2003. During the quarter ended March 31, 2004, the Company incurred additional special charges totaling $2.4 million related to the disposition of the Wadley-Donovan Group. The special charges related primarily to the write-off of unamortized goodwill recorded when the Wadley-Donovan Group was acquired in February 2002. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

During the nine months ended March 31, 2003, the Company recorded special charges totaling $9.4 million, consisting primarily of severance costs of $6.2 million related to the resignations of the Company’s former Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, the Company’s General Counsel and other salaried personnel, along with office closure costs of $3.2 million. Of these severance and office closure costs, $5.2 million and $2.5 million, respectively, were recorded in the quarter ended March 31, 2003.

Interest income decreased during the three and nine month periods ended March 31, 2004 as compared to the same periods in the prior year as a result of lower investment yield rates.

Interest expense incurred during the nine months ended March 31, 2004 and 2003 was due primarily to the Company’s term loan borrowings under the credit facility which was purchased from a bank group in June 2003 by an affiliated entity of the Company’s controlling stockholder and Chairman. Interest expense was also incurred due to the note payable-affiliate funded in March 2002 and subsequently converted to preferred stock in September 2002 and a second note payable-affiliate that was funded in May 2003 and matures in July 2004.

Net Income (Loss)

The net income to common stockholders for the nine months ended March 31, 2004 was $3.6 million, or $0.24 per common share on a diluted basis, as compared to a net loss of $17.0 million, or $1.13 per common share, for the same period in the prior fiscal year. For the quarter ended March 31, 2004, the net loss was $3.7 million, or $0.24 per common share on a diluted basis, as compared to a net loss of $16.1 million, or $1.06 per common share, for the same period in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2004, the Company generated cash flow from operating activities of $6.5 million, used $807,000 in investing activities primarily for purchases of equipment, software and leasehold improvements, and used $5.0 million in financing activities for the repayment of credit revolver borrowings from an affiliate.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $10.1 million, related to revenues earned in calendar year 2003, were paid in January 2004, and production and incentive bonuses of approximately $4.8 million were paid during the quarter ended March 31, 2004.

The cash flow activities described in the preceding paragraph, along with the classification of $6.0 million and $4.0 million of the amounts outstanding under the Company’s credit facility and note payable-affiliate, respectively, as current debt obligations, have resulted in a negative working capital position of approximately $3.3 million as of March 31, 2004. Further strengthening of the Company’s working capital position will require continued cash flow from operations, modifications of payment terms related to its outstanding debt obligations, all of which are currently held by related parties, or additional working capital infusions, as to all of which there can be no assurances.

The Company has principal payment obligations under the term portion of its Credit Facility of $27.3 million as of March 31, 2004, of which $6.0 million becomes due over the twelve months ending March 31, 2005. The Company has also entered into a $4.0 million subordinated loan with an affiliated entity of the Company’s controlling stockholder and Chairman, which is due on July 15, 2004. The Company believes that current cash reserves, coupled with expected future operating cash flow, will be sufficient to meet its current debt service obligations, although there can be no assurance in this regard.

See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company’s cash requirements are not met by operating cash flow or available debt or equity proceeds, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances. As of March 31, 2004, the Company had no borrowings under its $5 million revolving credit facility. Any borrowings under the revolver are ultimately due upon termination or maturity of the credit agreement, December 31, 2005. In addition, the Company must repay all outstanding amounts on the revolver and not re-borrow such funds for a period of 30 consecutive days each December. In October 2003, the Company repaid all amounts outstanding under the revolver from working capital reserves. To date, the Company has not re-borrowed any amounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of March 31, 2004, the outstanding principal balances on these debt obligations totaled $27.3 million, of which $6.0 million is due over the next twelve months. Since interest payments on these obligations will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, terms of the credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. Through March 31, 2004, the expiration date of the agreements, the Company had varying notional amount interest rate swaps outstanding in which the Company paid a fixed rate of 5.18% and received a three-month LIBOR based rate from the counter-parties.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 4. Controls and Procedures

Effective as of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15e under the Exchange Act). Based upon the evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II

OTHER INFORMATION

(Items 2, 3 and 4 are not applicable
for the quarter ended March 31, 2004)

Item 1. Legal Proceedings

The disclosure called for by Item 1 is incorporated by reference to Note 6 of Notes to Condensed Consolidated Financial Statements.

Item 5. Other information

In the fourth calendar quarter of 2003, the Company received a verdict and a judgment in its favor in the amount of approximately $940,000 in a litigation in which the Company was a plaintiff. Defendant threatened to appeal, and in February the Company settled the matter pursuant to a confidentiality agreement for $900,000, the entire amount of which the Company received in March 2004. The Company was represented in the litigation by the law firm of Young & Susser, P.C. (“Young & Susser”) pursuant to a contingency fee agreement that the Company entered into with that law firm in August 2002. Roger D. Young, a member of the Company’s Board of Directors since April 2003, is a partner of Young & Susser. Pursuant to the terms of the contingency fee agreement, Young & Susser received 1/3 of the $900,000 recovery, less the $35,000 retainer that the law firm initially received in August 2002. Accordingly, upon the Company’s receipt of the settlement, the Company paid Young & Susser an additional $265,000 pursuant to its contingency fee agreement with the law firm. After payment of a portion of the settlement to an unrelated brokerage firm who was also party to the disputed transaction that was the subject of the litigation, the Company received net proceeds of $344,000 from the settlement.

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

A Current Report on Form 8-K dated February 24, 2004, was filed with the Securities and Exchange Commission on March 4, 2004, reporting under Item 5 a summary of several executive management changes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)

Date: May 14, 2004	/s/ Brian D. Parker

Brian D. Parker
Chief Financial Officer and
acting in capacity of co-Chief Executive Officer

Grubb & Ellis Company

EXHIBIT INDEX

for the quarter ended March 31, 2004

Exhibits

(31)	Section 302 Certifications

(32)	Section 906 Certification