Form 10-K
period 2004-06-30
GRUBB & ELLIS CO
filed 2004-09-28
CIK 216039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended June 30, 2004

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

Northbrook IL, 60062
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

      The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 20, 2004 was approximately $15,834,577.

      The number of shares outstanding of the registrant’s common stock as of September 20, 2004 was 15,114,871 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 2004) are incorporated by reference into Part III of this Report.

GRUBB & ELLIS COMPANY

FORM 10-K

GRUBB & ELLIS COMPANY

PART I

Item 1. Business

General

      Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (“Grubb & Ellis” or the “Company”) is an integrated real estate services firm with a total of 4,100 employees as of June 30, 2004. The Company employs more than 750 transaction professionals in 41 owned offices, and has access to over 400 additional transaction professionals in 53 affiliate offices. Including its alliance with Knight Frank, one of Europe’s leading real estate consulting firms, it has the collective resources of over 9,000 individuals in more than 200 offices in 30 countries around the world. The Company is one of the nation’s largest publicly traded commercial real estate firms, based on total revenue.

      The Company, through its offices, affiliates and alliance with Knight Frank, provides a full range of real estate services, including transaction, management and consulting services, to users and investors worldwide. Grubb & Ellis strategizes, arranges and advises on the sale, acquisition or lease of such business properties as office, industrial and retail buildings, as well as the acquisition and disposition of commercial land.

      Major multiple-market clients have a single point of contact through the Company’s global accounts program for coordination of all services. Delivered in a seamless manner across a global platform, the Company’s comprehensive services include feasibility studies, site selection, exit strategies, market forecasts, strategic planning and research.

      Property and facilities management services are provided by Grubb & Ellis Management Services, Inc. (“GEMS”), a wholly owned subsidiary of the Company. Leveraging the management portfolio and the trend for outsourcing, additional revenues are earned by providing business services and construction management. Operating on a national scale, GEMS had approximately 151 million square feet of property under management as of June 30, 2004.

Current Business Platform and Organization

      Historically, Grubb & Ellis’ transaction services operations have generated approximately 60% of the Company’s revenue, with leasing transactions providing approximately 75% and dispositions and acquisitions accounting for the remaining 25% of that revenue. The leasing activity represents a blend of tenant representation, landlord representation and dual-representation. Grubb & Ellis’ transaction professionals are supported by the Company’s in-depth market research, which is regarded by real estate professionals and other industry constituents as one of the leading sources for market data in the real estate industry.

      The management services group has traditionally generated approximately 40% of the Company’s revenue, with reimbursed salaries, wages and benefits generating approximately 75% of the group’s revenue. Management service fees are generated from third-party property management, facilities management, business services and other related activities and comprise the remaining 25% of revenue from this group. The Grubb & Ellis Management Services business unit provides its customers with client accounting, engineering services, independent property management and corporate facilities management.

      The Company is currently organized in the following business segments. Additional information on these business segments can be found in Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Transaction Services

      Historically, transaction services have represented a large portion of the Company’s operations, and in fiscal year 2004 represented 57% of the Company’s total revenue. A significant portion of the transaction services provided by the Company are transaction related services, in which the Company represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transactions involve various types of commercial real estate, including office, industrial, retail, hospitality, multi-family and land.

      The Company also delivers, to a lesser extent, certain consulting related services primarily to its transaction services clients, including site selection, feasibility studies, exit strategies, market forecasts, appraisals, strategic planning and research services.

Management Services

      GEMS provides comprehensive property management and related services for properties owned primarily by institutional investors, along with facilities management services for corporate users. In regard to certain management and facility service contracts, the owner of a property will also reimburse the Company for certain expenses, primarily employee salaries and related benefit costs, that are incurred on behalf of the owner. Other related services include construction management, business services and engineering services. In fiscal year 2004, these management services represented the remaining 43% of the Company’s total revenue.

New Credit Facility

      Effective June 11, 2004, the Company entered into a $40 million senior secured credit agreement with Deutsche Bank, which has a three-year term with a one-year extension option and is comprised of a $25 million term loan facility and a $15 million revolving credit facility. Repayment of the credit agreement is collateralized by substantially all of the Company’s assets. The new credit arrangement replaced the Company’s $27.3 million senior credit facility and $4 million subordinated loan held by affiliated entities of the Company’s controlling stockholder and Chairman.

      The Company used proceeds from the $25 million term loan portion of the new credit facility, along with cash reserves of approximately $7.6 million, to pay off all of its outstanding credit obligations and closing costs. The interest rate for revolving or long-term advances under the credit facility will be, at the election of the Company, either (i) Deutsche Bank’s prime lending rate plus 2.50%, or (ii) the London interbank offered rate of major banks for deposits in U.S. dollars (LIBOR), plus 3.50%. The Company will not be subject to principal amortization under the term loan for the first two years. The credit agreement also contains customary covenants related to limitations on indebtedness, acquisition, investments and dividends, and maintenance of certain financial ratios and minimum cash flow levels.

Strategic Initiatives

      Over the past year, the Company has dedicated its resources to those core businesses that offer the highest return potential and value to its clients. This focus has led to increased recruiting and retention of professionals, an increase in the size and volume of transactions and strengthened client relationships.

      As the Company looks to the future, it continues to build on its core strengths. The Company is also focused on building its presence in key markets such as Chicago, San Francisco, New York, Atlanta and Washington, D.C. Management is committed to embracing programs that will lead to increased productivity and retention of its professionals. These programs include continuing education and training for its most successful and tenured professionals and knowledge sharing. The Company recently launched its Specialty Council system, which is designed to encourage professionals in a particular specialty to gain information and share knowledge with their peers on a local, regional and national level. Since the creation of the Specialty Councils in the first quarter of 2004, the Company has witnessed increased collaboration among its professionals and more efficient prospecting of new clients.

      Also in early 2004, the Company created Global Client Services to provide a single point of contact and strategic account management for clients with multi-market and multi-product needs. Global Client Services is comprised of Grubb & Ellis Management Services, Inc., the Institutional Investment Group, the Corporate Services Group, the Grubb & Ellis Affiliate Program and the Company’s strategic alliances, including Knight Frank in Europe, Africa and Asia Pacific and Avison Young in Canada. Shortly after forming Global Client Services, the Company repositioned the Institutional Investment Group and added staff to focus on the needs of a targeted group of strategic investment clients. The initiative is expected to result in more property management and leasing assignments, which ultimately should translate into increased disposition opportunities at the end of the “hold cycle” on these assets.

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

      Leasing commissions in most of the markets where the Company competes improved over the past 12 months, fueled by an increase in business capital spending and hiring compared with the prior three years. Investment market conditions remained very strong as low interest rates, improved leasing conditions and the questionable outlook for stocks and bonds attracted buyer interest. These factors contributed to an industry-wide increase in commission revenue. Leasing commission rates have held firm recently, although sales commission rates remain under pressure, especially for larger institutional-grade properties.

      The Company competes in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other national real estate service providers, but also from boutique real estate advisory firms, appraisal firms and self-managed real estate investment trusts. Although many of the Company’s competitors are local or regional firms that are substantially smaller than the Company, some of the Company’s competitors are substantially larger than the Company on a local, regional or national basis. In general, there can be no assurance that the Company will be able to continue to compete effectively, to maintain current fee levels or margins, or maintain or increase its market share. Due to the Company’s relative strength and longevity in the markets in which it presently operates, and its ability to offer clients a range of real estate services on a local, regional, national and international basis, the Company believes that it can operate successfully in the future in this highly competitive industry, although there can be no assurances in this regard.

Environmental Regulation

      Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions that impact the management, development, use, and/or sale of real estate. The Company’s financial results and competitive position for the fiscal year 2004 have not been materially impacted by its compliance with environmental laws or regulations. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company and the industry in general. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject the Company to liability to a buyer or lessee of property. Applicable laws and contractual obligations to property owners could also subject the Company to environmental liabilities through the provision of management services. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. The Company may be held liable as an operator for such costs in its role as an on-site property manager. Liability can be imposed even if the original actions were legal and the Company had no knowledge of, or was not responsible for, the presence of the hazardous or toxic substances. Further, the Company may also be held responsible for the entire payment of the liability if it is subject to joint and several liability and the other responsible parties are unable to pay. The Company may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not always be available. Additionally, new or modified environmental regulations could develop in a manner that could adversely affect the Company’s transaction and management services. See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Seasonality

      Since the majority of the Company’s revenues are derived from transaction services, which are seasonal in nature, the Company’s revenue stream and the related commission expense are also subject to seasonal fluctuations. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 2004, 2003 and 2002, as a percentage of total annual revenue, ranged from a high of 30.1% to a low of 20.8%.

Service Marks

      The Company has registered trade names and service marks for the “Grubb & Ellis” name and logo and certain other trade names. The right to use the “Grubb & Ellis” brand name is considered an important asset of the Company, and the Company actively defends and enforces such trade names and service marks.

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

Item 2. Properties

      The Company leases all of its office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of June 30, 2004, the Company leased approximately 664,000 square feet of office space in 68 locations under leases which expire at various dates through February 28, 2014. For those leases that are not renewable, the Company believes that there are adequate alternatives available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information, which is incorporated herein by reference.

Item 3. Legal Proceedings

      Information with respect to legal proceedings can be found in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

GRUBB & ELLIS COMPANY

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market and Price Information

      As of October 17, 2002, the principal market for the Company’s common stock is the over-the-counter market (“OTC”). Prior to that time, the principal market was the New York Stock Exchange (“NYSE”). The following table sets forth the high and low sales prices of the Company’s common stock on the OTC for each quarter of the fiscal year ended June 30, 2004 and for the final three quarters of the fiscal year ended June 30, 2003 and on the NYSE for the first quarter of the fiscal year ended June 30, 2003.

	2004		2003

	High	Low	High	Low

First Quarter	$1.50	$1.01	$2.75	$1.20
Second Quarter	$1.20	$0.80	$2.50	$1.01
Third Quarter	$1.20	$0.87	$1.75	$0.80
Fourth Quarter	$2.00	$0.90	$2.05	$1.17

      As of September 20, 2004, there were 1,132 registered holders of the Company’s common stock and 15,114,871 shares of common stock outstanding, of which 11,252,779 were held by persons who may be considered “affiliates” of the Company, as defined in Federal securities regulations. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

      No cash dividends were declared on the Company’s common stock during the fiscal years ended June 30, 2004 or 2003.

Sales of Unregistered Securities

      The Company did not effect the sale of any unregistered securities during the 2004 fiscal year. Information with respect to the sale of unregistered securities in prior fiscal years can be found in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report, and such disclosure is incorporated herein by reference.

Equity Compensation Plan Information

      The following table provides information on equity compensation plans of the Company as of June 30, 2004.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation plans approved by security holders	511,629	$5.55	2,615,345
Equity compensation plans not approved by security holders	817,394	$7.87	1,129,219
Total	1,329,023	$6.98	3,744,564

Equity Compensation Plans Not Approved by Stockholders

      Information regarding Grubb & Ellis 1998 Stock Option Plan can be found in Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 6.	Selected Financial Data

      Five-Year Comparison of Selected Financial and Other Data for the Company:

	For the Years Ended June 30,

	2004	2003	2002	2001	2000

	(in thousands, except share data)
Total services revenue	$440,554	$425,946	$431,446	$516,610	$508,540
Net income (loss) to common stockholders	12,576	(17,902)	(15,477)	1,369	16,290
Benefit (provision) for income taxes	2,821	(2,432)	1,187	(5,102)	(9,598)
(Increase) decrease in deferred tax asset valuation allowance	7,853	(7,707)	(5,214)	—	—
Income (loss) from continuing operations(1)	14,194	(16,772)	(15,477)	4,502	16,290
Income (loss) from continuing operations per common share(1)
— Basic	0.83	(1.19)	(1.09)	0.26	0.82
— Diluted	0.83	(1.19)	(1.09)	0.25	0.77
Weighted average common shares
— Basic	15,097,371	15,101,625	14,147,618	17,051,546	19,779,220
— Diluted	15,101,183	15,101,625	14,147,618	17,975,351	21,037,311

(1)	Income and per share data reported on the above table reflect special charges in the amount of $3.2 million, $9.5 million, $1.75 million, $6.2 million and $2.65 million for the fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000, respectively. Net income for the fiscal year ended June 30, 2001 includes a loss of $676,000 on the extinguishment of debt and a charge of $3.1 million reflecting the cumulative effect of a change in an accounting principle. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 5, 6, and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

	As of June 30,

	2004	2003	2002	2001	2000

	(in thousands, except share data)
Consolidated Balance Sheet Data:
Total assets	$73,715	$75,102	$90,377	$92,426	$115,942
Working capital	8,622	(2,723)	4,251	1,216	11,883
Long-term debt	25,000	—	36,660	29,000	—
Long-term debt—affiliate	—	31,300	—	—	—
Other long-term liabilities	7,551	10,323	10,396	9,734	10,422
Stockholders’ equity	14,623	255	5,866	16,316	61,620
Book value per common share	0.97	0.02	0.39	1.22	3.11
Common shares outstanding	15,097,371	15,097,371	15,028,839	13,358,615	19,810,894

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

      This Annual Report contains statements that are forward looking and as such are not historical facts. Rather, these statements constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,”

“intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future.

      All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

      Factors that could adversely affect the Company’s ability to obtain favorable results and maintain or increase stockholder value include, among other things:

      •     Decline in the Volume of Real Estate Transactions and Prices of Real Estate. Approximately 60% of the Company’s revenue is based on commissions from real estate transactions. As a result, a decline in the volume of real estate available for lease or sale, or in real estate prices, could have a material adverse effect on the Company’s revenues.

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

      •     The Company’s Debt Level and Ability to Make Principal and Interest Payments. The Company currently has $25.0 million of outstanding debt in the form of a senior credit facility. Any material downturn in the Company’s revenue or increase in its costs and expenses could impair the Company’s ability to meet its debt obligations.

      •     The Company’s Ability to Attract and Retain Qualified Personnel. The growth of the Company’s business is largely dependent upon its ability to attract and retain qualified personnel in all areas of its business. If the Company is unable to attract and retain such qualified personnel, its business and operating results could be materially and adversely affected.

      •     Risks Associated with Strategic Alliances and Acquisitions. As discussed in Part I, Item I of this Annual Report under “Strategic Initiatives,” the Company has established certain strategic alliances. Also, in connection with the Company’s strategic initiatives, it may undertake one or more additional strategic acquisitions. There can be no assurance that significant difficulties in integrating operations acquired from other companies and in coordinating and integrating systems in a strategic alliance will not be encountered, including difficulties arising from the diversion of management’s attention from other business concerns, the difficulty associated with assimilating groups of broad and geographically dispersed personnel and operations and the difficulty in maintaining uniform standards and policies. There can be no assurance that any integration will ultimately be successful, that the Company’s management will be able to effectively manage any acquired business or strategic alliance or that any acquisition or strategic alliance will benefit the Company overall.

      •     The Company Faces Intense Competition. Part I, Item I of this Annual Report under “Industry and Competition” discusses potential risks related to competition.

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

      •     Control by Existing Stockholders. A single investor has a majority of the voting power of the Company at June 30, 2004. As a result, this investor can influence the Company’s affairs and policies and the approval or disapproval of most matters submitted to a vote of the Company’s stockholders, including the election of directors.

      •     Other Factors. Other factors are described elsewhere in this Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosure. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Impairment of Goodwill

      On July 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company completed the transitional impairment test of goodwill as of July 1, 2002 and the annual impairment test as of June 30, 2004 and 2003, and has determined that no goodwill impairment will impact the earnings and financial position of the Company as of those dates. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. The determination of impairment under FAS 142 requires the Company to estimate the fair value of reporting units. This fair value estimation involves a number of judgmental variables, including market multiples, which may change over time.

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

RESULTS OF OPERATIONS

Overview

      The Company reported net income of $14.2 million for the year ended June 30, 2004, reflecting a significant improvement over fiscal 2003 results. Modest improvements in transaction and management services revenue were realized along with substantial reductions in salaries, wages and benefits expense, and selling, general and administrative expense resulting from the Company’s cost control initiatives. Lower severance, office closure and other special charges were also incurred in fiscal 2004 compared to 2003.

Fiscal Year 2004 Compared to Fiscal Year 2003

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

      Total services revenue of $440.6 million was recognized for fiscal year 2004 as compared to revenue of $425.9 million for fiscal year 2003. Transaction fees increased by $8.4 million in the current fiscal year over the same period in 2003 due to the improving revenues in certain markets, primarily the investment sales market in Southern California and higher leasing activity in the Northeast United States. This increase was partially offset by the change in ownership structure of the Company’s transaction services operations in Phoenix, Arizona to an affiliated entity. The Company now earns revenue comprised solely of the fees received under the affiliate agreement, as opposed to including the full operations of the office in its financial statements in periods prior to the change in ownership structure in April 2003. The Company also realized a similar decrease in transaction commissions expense due to these factors, and, to a lesser extent, decreases in salaries, wages and benefits expense and selling, general and administrative expense due to the Phoenix ownership change. Management services fees increased by $6.2 million or 3.3% during that same period due to increased fees, as well as reimbursed revenues related to salaries, wages and benefits, as described below.

Costs of Services

      Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense remained relatively flat at 60.3% for each of fiscal years 2004 and 2003.

      Reimbursable expenses, related to salaries, wages and benefits, increased by $3.5 million, or 2.6%, in the current fiscal year over the same period in 2003, primarily due to the staffing requirements of new facility management assignments.

      Salaries and other direct costs increased by $4.3 million, or 13.4%, in the current fiscal year over the same period in 2003 primarily due to the staffing requirements and other direct costs of increased business services contracts.

Costs and Expenses

      Salaries, wages and benefits decreased by $8.6 million, or 15.6%, during fiscal year 2004 as compared to 2003 primarily from cost savings related to a reduction in workforce in March 2003. The Company also realized decreases related to lower health and workers compensation insurance claims during the fiscal year ended June 30, 2004. These decreases were partly offset by slightly higher bonus and incentive salary expense in the fiscal year ended June 30, 2004. Selling, general and administrative expenses decreased by $7.5 million, or 14.2%, for the same period, as the Company decreased its discretionary spending beginning in the fourth quarter of fiscal year 2003. Reduced lease space needs resulting from a number of office closures also contributed to this decrease in expenses.

      Depreciation and amortization expense for fiscal year 2004 decreased by 13.7% to $6.7 million from $7.8 million in the comparable fiscal year 2003 as the Company continued to monitor its investments in equipment, software and leasehold improvements. In addition the Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $1.3 million was recognized in fiscal year 2004, compared to $1.6 million in the prior year.

      During fiscal year 2004, the Company recorded special charges totaling $3.2 million, consisting primarily of $2.4 million related to the disposition of the Wadley-Donovan Group, and office closure costs of $855,000. The special charges related primarily to the write-off of unamortized goodwill recorded when the Wadley-Donovan Group was acquired in February 2002. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information.

      Interest income decreased during fiscal year 2004 as compared to fiscal year 2003 as a result of lower investment yield rates.

      Interest expense incurred during fiscal year 2004 and 2003 was due primarily to the Company’s term loan borrowings under the credit facility which was purchased from a bank group in June 2003 by an affiliated entity of the Company’s controlling stockholder and Chairman. The Company refinanced this facility with an unaffiliated financial institution in June 2004. Interest expense was also incurred due to the note payable-affiliate funded in March 2002 and subsequently converted to preferred stock in September 2002, and a second note payable-affiliate funded in May 2003 and subsequently repaid in June 2004. See Note 8 of Notes to Consolidated Statements in Item 8 of this Report for additional information.

Income Taxes

      As of June 30, 2004, the Company had gross deferred tax assets of $15.9 million, with $10.1 million of the deferred tax assets relating to net operating loss carryforwards which will be available to offset future taxable income through 2023. Management believes that the Company will generate sufficient future taxable income to realize a portion of these net deferred tax assets in the foreseeable short term future; therefore, the Company has recorded a valuation allowance for $9.6 million against the deferred tax assets as of June 30, 2004 and will continue to do so until such time as management believes that the Company will realize such tax benefits. Although uncertainties exist as to these future events, the Company will continue to review its operations periodically to assess whether and when the remaining deferred tax assets may be realized and adjust the valuation allowance accordingly. The net income tax provision recorded in 2004 reflects a benefit for the decrease in the valuation allowance of $7.9 million, compared to a charge of $7.7 million for an increase in the allowance in 2002. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Net Income (Loss)

      The net income to common stockholders for fiscal year 2004 was $12.6 million, or $0.83 per common share on a diluted basis, as compared to a net loss of $17.9 million, or $(1.19) per common share for fiscal year 2003. Dividends accrued on the Series A Preferred Stock issued by the Company were $1.6 million in fiscal year 2004 and $1.1 million in fiscal year 2003. See Note 8 of Notes to Consolidated Financial Statements for additional information.

Stockholders’ Equity

      During fiscal year 2004, stockholders’ equity increased by $14.4 million, to $14.6 million from $255,000 at June 30, 2003, as a result of net income generated during the fiscal year. The book value per common share issued and outstanding increased to $0.97 at June 30, 2004 from $0.02 at June 30, 2003.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenue

      Total revenue of $425.9 million was recognized for fiscal 2003 as compared to revenue of $431.4 million for fiscal year 2002. Transaction services fees decreased by $21.2 million for the fiscal year 2003 over the same period in 2002 due to the weak general economy and its impact on the real estate industry, along with an increased turnover in the Company’s transaction professional workforce. Management services fees increased $15.7 million, or 9.2%, during that same period due to increased facility management assignments partially offset by decreased property management fees. Reimbursed revenues, as well as reimbursable expenses, related to salaries, wages and benefits increased by $16.9 million, or 14.4%, during the same period primarily due to the staffing requirements of increased assignments.

Costs of Services

      As a percentage of gross transaction revenue, related commission expense increased slightly to 60.3% for fiscal year 2003 as compared to 59.9% for fiscal year 2002.

      Reimbursable expenses, related to salaries, wages and benefits, increased by $16.9 million, or 14.4% during fiscal year 2003 as compared to 2002 due to the staffing requirements of new assignments.

      Salaries and other direct costs increased slightly by $557,000, or 1.8% during fiscal year 2003 as compared 2002.

Costs and Expenses

      Salaries, wages and benefits decreased by $16.2 million or 22.3%, during fiscal year 2003 as compared to 2002. The decrease resulted primarily from a reduction in workforce in March 2002 and March 2003, along with the reduction of bonus payments and the elimination of the company match to the 401(k) Plan for qualified employees for calendar year 2002. Selling, general and administrative expenses decreased by $2.6 million, or 4.7%, for the same period, as the Company tightened its discretionary spending in the fourth quarter of fiscal year 2003.

      Depreciation and amortization expense for fiscal year 2003 decreased to $7.8 million from $10.5 million in fiscal year 2002. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $1.6 million was recognized in fiscal year 2003, compared to $2.1 million in the prior year due to a reduction in the number of new service contracts executed in the current year.

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

      During fiscal year 2002, the Company concluded long standing litigation proceedings on a case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company’s insurance carriers (“Reliance” liquidation). The positive outcome of the litigation case, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of income from claim related reserves. The Company also incurred other special charges in fiscal year

2002 totaling $3.9 million, consisting of $1.0 million of severance costs related to a reduction of salaried overhead, $2.1 million related to office closure costs, $300,000 related to costs incurred for the retirement of the Warburg Pincus $5,000,000 Subordinated Note and for the evaluation of an unsolicited purchase offer from a third party, and $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company’s decision to write-down its interest in the venture was due to a dilution in the Company’s ownership position in that venture, as well as uncertainty in the venture’s ability to achieve its business plan. As a result of these events, the Company recognized net special charges of $1,749,000 for fiscal year 2002.

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

Income Taxes

      As of June 30, 2003, the Company had gross deferred tax assets of $20.3 million, with $11.8 million of the deferred tax assets relating to net operating loss carry forwards. The Company recorded a valuation allowance for $17.4 million against the deferred tax assets as of June 30, 2003. The net income tax provision recorded in 2003 reflects a charge for the increase in the valuation allowance of $7.7 million, compared to a similar charge of $5.2 million in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

      During fiscal year 2004, cash and cash equivalents increased by $1.0 million. Cash generated by operating activities totaled $14.5 million, and was offset by cash used in investing activities of $1.1 million and financing activities of $12.4 million. Cash used in investing activities related primarily to $1.2 million of purchases of equipment, software and leasehold improvements. Net financing activities related primarily to the repayments of credit facility debt of $32.3 million, $4.0 million loan from an affiliate, and $1.1 million of financing fees. The majority of the funds needed for this refinancing were provided by the funding of a new $25.0 million credit facility debt from an unaffiliated financial institution.

      The Company has historically experienced the highest use of operating cash in the quarter ending March 31, primarily related to the payment of incentive and deferred commission payable balances, which typically peak during the quarter ending December 31. Deferred commissions balances of approximately $10.1 million, related to revenues earned in calendar year 2003, were paid in January 2004, and production and incentive bonuses of approximately $4.8 million were paid in March 2004.

      See Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

      In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company’s cash requirements are not met by operating cash flow or additional debt or equity proceeds, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances. The

Company has no current principal payment obligations due under the $25.0 million term portion of its Credit Facility as of June 30, 2004. The Company also has a revolving line of credit of $15 million which is fully available as of June 30, 2004.

      Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on all credit facility obligations during fiscal year 2004 was 5.3%.

      Scheduled principal payments on the term loan portion of the Credit Agreement total $2.0 million in the fiscal year ending June 30, 2006 and $23.0 million in the fiscal year ending June 30, 2007 when the term loan is scheduled to mature. The Company also has an option to extend the term loan maturity for an additional year.

      In addition, the Company has contractual obligations under leases related to office space which it occupies throughout the country. In total the Company’s lease and debt obligations which are due over the next five years are as follows (in thousands):

Year Ending
June 30	Amount

2005	$17,422
2006	14,932
2007	31,547
2008	6,825
2009	4,711
Thereafter	4,710

$80,147

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk— Derivatives

      The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of June 30, 2004, the outstanding principal balances on these debt obligations totaled $25.0 million. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, terms of the previous credit agreement required the Company to enter into interest rate swap agreements to effectively convert a portion of its floating rate term debt obligations to fixed rate debt obligations through March 2004. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. Through March 31, 2004, the expiration date of the agreements, the Company had varying notional amount interest rate swaps outstanding in which the Company paid a fixed rate of 5.18% and received a three-month LIBOR based rate from the counter-parties.

      The terms of the new credit agreement executed by the Company in June 2004 required the Company to enter into interest rate protection agreements to effectively cap the variable interest rate exposure on a portion of the obligations for a period of two years. The Company executed such an interest agreement with Deutsche Bank AG in July 2004, which will provide for quarterly payments to the Company whenever the interest rate on the underlying notional amounts exceeds 3.5%, equal to the interest amount paid in excess of the 3.5% rate.

      The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Interest rate risk— Debt

      The Company’s earnings are affected by changes in short term interest rates as a result of the variable interest rates incurred on the Company’s credit facility obligations. However, due to its purchase of the interest rate cap agreement described above, the effects of interest rate changes are limited. If LIBOR borrowing rates increase by

50 basis points, over the average levels incurred by the Company during fiscal 2004, the Company’s interest expense would increase, and income before income taxes would decrease, by $125,000. Comparatively, if LIBOR borrowing rates decrease by 50 basis points below the average levels incurred by the Company during fiscal 2004, the Company’s interest expense would decrease, and income before income taxes would increase, by $125,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost and interest rate cap agreement. They do not consider the effects that such an environment could have on the level of overall economic activity. These sensitivity analyses also assume no changes in the Company’s future or past years’ financial structure.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Grubb & Ellis Company

      We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Chicago, Illinois

August 23, 2004

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND 2003

(In thousands, except share data)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $3,340 and $3,315 in June 30, 2004 and 2003, respectively	$14,971	$13,938
Services fees receivable, net	10,810	11,452
Other receivables	2,968	2,726
Professional service contracts, net	1,184	1,159
Prepaid income taxes	251	669
Prepaid and other current assets	1,979	557
Deferred tax assets, net	3,000	—

Total current assets	35,163	30,501
Noncurrent assets:
Equipment, software and leasehold improvements, net	9,865	13,959
Goodwill, net	24,763	26,958
Other assets	3,924	3,684

Total assets	$73,715	$75,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,756	$4,107
Commissions payable	6,433	3,465
Credit facility debt— affiliate	—	5,000
Accrued compensation and employee benefits	9,072	14,889
Other accrued expenses	6,280	5,763

Total current liabilities	26,541	33,224
Long-term liabilities:
Credit facility debt	25,000	—
Credit facility debt— affiliate	—	27,300
Note payable— affiliate, net	—	4,000
Accrued claims and settlements	5,523	7,374
Other liabilities	2,028	2,949

Total liabilities	59,092	74,847

Stockholders’ equity:
Preferred stock: 1,000,000 shares authorized; 11,725 Series A shares issued and outstanding at $1,000 stated value at June 30, 2004 and 2003	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 15,097,371 shares issued and outstanding at June 30, 2004 and 2003	151	151
Additional paid-in capital	71,410	71,410
Accumulated other comprehensive loss	—	(174)
Retained deficit	(68,663)	(82,857)

Total stockholders’ equity	14,623	255

Total liabilities and stockholders’ equity	$73,715	$75,102

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(In thousands, except share data)

	2004	2003	2002

Services revenue:
Transaction fees	$249,344	$240,916	$262,077
Management fees, including reimbursed salaries, wages and benefits	191,210	185,030	169,369

Total services revenue	440,554	425,946	431,446

Costs of services:
Transaction commissions	150,233	145,287	156,865
Reimbursable salaries, wages and benefits	138,383	134,913	117,970
Salaries, wages, benefits and other direct costs	36,381	32,073	31,516

Total costs of services	324,997	312,273	306,351
Costs and expenses:
Salaries, wages and benefits	46,639	55,288	71,503
Selling, general and administrative	45,380	52,899	55,533
Depreciation and amortization	6,736	7,802	10,514
Severance, office closure and other special charges	3,224	9,500	1,749

Total costs	426,976	437,762	445,650

Total operating income (loss)	13,578	(11,816)	(14,204)
Other income and expenses:
Interest income	179	245	401
Interest expense	(447)	(2,271)	(2,681)
Interest expense— affiliate	(1,937)	(498)	(180)

Income (loss) before income taxes	11,373	(14,340)	(16,664)
Benefit (provision) for income taxes	2,821	(2,432)	1,187

Net income (loss)	14,194	(16,772)	(15,477)
Preferred stock dividends accrued	(1,618)	(1,130)	—

Net income (loss) to common stockholders	$ 12,576	$(17,902)	$(15,477)

Net income (loss) per weighted average common share outstanding:
Basic-	$ 0.83	$ (1.19)	$ (1.09)

Diluted-	$ 0.83	$ (1.19)	$ (1.09)

Weighted average common shares outstanding:
Basic-	15,097,371	15,101,625	14,147,618

Diluted-	15,101,183	15,101,625	14,147,618

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(in thousands, except share data)

		Common Stock			Accumulated
				Additional	Other	Retained	Total	Total
	Preferred	Outstanding		Paid-In-	Comprehensive	Earnings	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Loss	(Deficit)	Income (Loss)	Equity

Balance as of July 1, 2001		13,358,615	$134	$66,858	$(68)	$(50,608)		$16,316
Employee common stock purchases and net exercise of stock options		330,889	3	1,076	—	—		1,079
Proceeds from stock warrant exercises, net		1,339,335	13	4,150	—	—		4,163
Net loss		—	—	—		(15,477)	$(15,477)	(15,477)
Change in value of cash flow hedge, net of tax		—	—	—	(215)	—	(215)	(215)

Total comprehensive loss							$(15,692)

Balance as of June 30, 2002		15,028,839	150	72,084	(283)	(66,085)		5,866
Issuance of 11,725 Series A shares of preferred stock	$11,725			(783)	—	—		10,942
Stock repurchases		(125,000)	(1)	(162)	—	—		(163)
Employee common stock purchases and net exercise of stock options		193,532	2	271	—	—		273
Net loss						(16,772)	$(16,772)	(16,772)
Change in value of cash flow hedge, net of tax		—	—	—	109	—	109	109

Total comprehensive loss							$(16,663)

Balance as of June 30, 2003	11,725	15,097,371	151	71,410	(174)	(82,857)		255
Net income	—	—	—	—	—	14,194	$14,194	14,194
Change in value of cash flow hedge, net of tax					174		174	174

Total comprehensive income							$14,368

Balance as of June 30, 2004	$11,725	15,097,371	$151	$71,410	$—	$(68,663)		$14,623

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(in thousands, except share data)

	2004	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$14,194	$(16,772)	$(15,477)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	—	(5,197)	(2,893)
Increase (decrease) in deferred tax asset valuation allowance	(3,000)	7,707	5,214
Depreciation and amortization	6,736	7,802	10,706
Accrued severance, office closure and other special charges	3,224	9,500	374
Payment of accrued severance	(3,235)	(3,007)	—
Payment of office closure costs	(998)	(1,157)	(107)
Provision (recovery) for services fees receivable valuation allowances	25	84	(229)
Net receipt of tax refunds	398	6,473	1,576
Funding of multi-year service contracts	(903)	(2,361)	(793)
Decrease in services fees receivable	637	1,727	4,724
(Increase) decrease in prepaid income taxes	21	(252)	(3,868)
(Increase) decrease in prepaid and other assets	(1,830)	1,061	1,662
Increase (decrease) in accounts and commissions payable	3,599	(3,370)	(255)
Increase (decrease) in accrued compensation and employee benefits	(2,585)	(3,770)	2,828
Increase (decrease) in accrued claims and settlements	(1,851)	(449)	1,328
Increase (decrease) in other liabilities	99	736	(471)

Net cash provided by (used in) operating activities	14,531	(1,245)	4,319

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(1,222)	(2,933)	(5,147)
Cash received (paid) related to acquired businesses, net of cash acquired	125	(400)	(2,295)

Net cash used in investing activities	(1,097)	(3,333)	(7,442)

Cash Flows from Financing Activities:
Repayment of credit facility debt	—	(4,450)	(11,250)
Borrowings on credit facility debt	25,000	5,000	6,000
Repayment of borrowings from affiliate	(32,300)	—	(5,000)
Borrowings on note payable—affiliate	—	4,000	16,237
Repayment on note payable—affiliate	(4,000)	—	—
Proceeds from issuance of common stock, net	—	273	1,079
Proceeds from stock warrant exercises, net	—	—	4,163
Repurchase of common stock	—	(163)	—
Issuance costs and deferred financing fees	(1,101)	(229)	(1,269)

Net cash provided by (used in) financing activities	(12,401)	4,431	9,960

Net increase (decrease) in cash and cash equivalents	1,033	(147)	6,837
Cash and cash equivalents at beginning of the year	13,938	14,085	7,248

Cash and cash equivalents at end of the year, including restricted deposits of $3,340 and $3,315 in June 30, 2004 and 2003	$14,971	$13,938	$14,085

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

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN 46”)”. FIN 46 introduces a new consolidation model, the variable interest model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. The Company has reviewed the provisions of FIN 46 and has determined that it does not have an impact on the Company’s financial condition and results of operations.

(c) Basis of Presentation

      The financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      In regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of employee salaries and related benefit costs. The amounts, which are to be reimbursed per the terms of the services contract, are recognized as revenue by the Company in the same period as the related expenses are incurred. These fees totaled approximately $138.4 million, $134.9 million and $118.0 million during the fiscal years ended June 30, 2004, 2003 and 2002, respectively. See Note 1(p) of Notes to Consolidated Financial Statements for additional information.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies—(Continued)

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

(h) Cash and Cash Equivalents

      Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with maturities of three months or less from the date of purchase and are stated at cost. Cash and cash equivalents whose use are restricted due to various contractual constraints, the majority of which relate to the Company’s insurance policies, totaled $3,340,000 and $3,315,000 as of June 30, 2004 and 2003, respectively.

      Cash payments for interest were approximately $2,435,000, $2,721,000 and $2,892,000 for each of the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Cash payments for income taxes for the fiscal years ended June 30, 2004, 2003 and 2002 were approximately $164,000, $180,000 and $360,000, respectively. Cash refunds for income taxes totaling approximately $398,000, $6,473,000 and $1,576,000 were received in the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

(i) Transaction Service Contracts

      The Company holds multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $1.3 million, $1.6 million and $2.1 million was recognized in fiscal years 2004, 2003 and 2002, respectively.

(j) Equipment, Software and Leasehold Improvements

      Equipment, software and leasehold improvements are recorded at cost. Depreciation of equipment is computed using the straight-line method over their estimated useful lives ranging from three to seven years. Software costs

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies—(Continued)

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

(k) Goodwill

      Goodwill, representing the excess of the cost over the fair value of the net tangible assets of acquired businesses, is stated at cost and was amortized prior to July 1, 2002 on a straight-line basis over estimated future periods to be benefited, which ranged from 15 to 25 years. Accumulated amortization amounted to approximately $5,815,000 at June 30, 2004 and 2003. The Company wrote-off $2.2 million of unamortized goodwill in 2004 related to the disposition of a consulting services group. See Note 15 of Notes to Consolidated Financial Statements for additional information.

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

      The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and the annual impairment test as of June 30, 2004 and 2003. The Company has determined that no goodwill impairment will impact the earnings and financial position of the Company as of those dates. Application of the non-amortization provisions of the Statement resulted in a decrease in depreciation and amortization expense and a corresponding increase in net operating income of approximately $1.6 million for fiscal year 2003 as compared to the same period in 2002, or $0.11 per share.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies—(Continued)

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

(n) Fair Value of Derivative Instruments and Hedged Items

      The Financial Accounting Standards Board issued Statement of Financial Accounting (“SFAS”) No. 138 “Accounting for Derivative Instruments and Hedging Activities” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company became subject to the requirements of SFAS No. 133 during March 2001, as a result of entering into two interest rate swap agreements in conjunction with the then existing credit agreement. See Note 6 of Notes to Consolidated Financial Statements for additional information. SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates, the computed “effectiveness” of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

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

      The Company records a liability for certain operating leases based on the fair value of the liability at the cease-use date. The fair value is determined based on the remaining lease rentals and any termination penalties, and is reduced by estimated sublease rentals.

(p) Reclassifications

      Certain expenses related to salaries, wages and benefits, and selling, general and administrative costs are direct costs incurred to generate services revenues. The Company has reclassified those costs incurred during the fiscal years ended June 30, 2003 and 2002 to salaries, wages, benefits and other direct costs to conform to the current year presentation.

      Certain other amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications have not changed previously reported results of operations or cash flow.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Services Fees Receivable, net

      Services fees receivable at June 30, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Transaction services fees receivable	$4,205	$5,246
Management services fees receivable	7,561	7,157
Allowance for uncollectible accounts	(714)	(689)

Total	11,052	11,714
Less portion classified as current	10,810	11,452

Non-current portion (included in other assets)	$242	$262

      The following is a summary of the changes in the allowance for uncollectible services fees receivable for the fiscal years ended June 30, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Balance at beginning of year	$689	$605	$834
Provision for bad debt	25	84	—
Recovery of allowance	—	—	(229)

Balance at end of year	$714	$689	$605

3. Equipment, Software and Leasehold Improvements, net

      Equipment, software and leasehold improvements at June 30, 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Furniture, equipment and software systems	$42,580	$43,423
Leasehold improvements	5,966	6,734

Total	48,546	50,157
Less accumulated depreciation and amortization	38,681	36,198

Equipment, software and leasehold improvements, net	$9,865	$13,959

      The Company wrote off approximately $2.8 million of furniture and equipment during the fiscal years ended June 30, 2004 and 2003. Approximately $2.6 million and $2.4 million of accumulated depreciation and amortization expense had been recorded on these assets prior to their disposition in the fiscal years ended June 30, 2004 and 2003, respectively.

4.	Earnings (Loss) Per Common Share

      Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“Statement 128”) requires disclosure of basic earnings per share that excludes any dilutive effects of options, warrants, and convertible securities and diluted earnings per share.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings (Loss) Per Common Share—(Continued)

      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the Fiscal Year Ended June 30,

	2004	2003	2002

Basic earnings per common share:
Net income (loss)	$14,194	$(16,772)	$(15,477)
Preferred stock dividends accrued	(1,618)	(1,130)	—

Net income (loss) to common stockholders	$12,576	$(17,902)	$(15,477)

Weighted average common shares outstanding	15,097	15,102	14,148

Net income (loss) per common share outstanding — basic	$0.83	$(1.19)	$(1.09)

Diluted earnings per common share:
Net income (loss)	$14,194	$(16,772)	$(15,477)
Preferred stock dividends accrued	(1,618)	(1,130)	—

Net income (loss) to common stockholders	$12,576	$(17,902)	$(15,477)

Weighted average common shares outstanding	15,097	15,102	14,148
Effect of dilutive securities:
Stock options and warrants	4	—	—

Weighted average common shares outstanding	15,101	15,102	14,148

Net income (loss) per common share outstanding — diluted	$0.83	$(1.19)	$(1.09)

      Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were 1,179,023, 1,601,091, and 2,816,861 at June 30, 2004, 2003 and 2002, respectively, and were not included in the computation of diluted earnings per share either because an operating loss was reported or, in 2004, the option exercise price was greater than the average market price of the common shares.

5. Credit Facility Debt

Fiscal 2004

      Effective June 11, 2004, the Company entered into a $40 million senior secured credit agreement with Deutsche Bank, which has a three-year term with a one-year extension option and is comprised of a $25 million term loan facility and a $15 million revolving credit facility. Repayment of the credit agreement is collateralized by substantially all of the Company’s assets. The new credit arrangement replaced the Company’s $27.3 million senior credit facility and $4 million subordinated loan held by Kojaian Capital, LLC and Kojaian Funding, LLC, respectively.

      The Company used proceeds from the $25 million term loan portion of the new credit facility, along with cash reserves of approximately $7.6 million, to pay off all of its outstanding credit obligations and closing costs which totaled $1.1 million. The interest rate for revolving or long-term advances under the credit facility will be, at the election of the Company, either (i) Deutsche Bank’s prime lending rate plus 2.50%, or (ii) the London interbank offered rate of major banks for deposits in U.S. dollars (LIBOR), plus 3.50%. The Company will not be subject to principal amortization under the term loan for the first two years. The credit agreement also contains customary covenants related to limitations on indebtedness, acquisition, investments and dividends, and maintenance of certain financial ratios and minimum cash flow levels.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Credit Facility Debt—(Continued)

      The Company has no borrowings outstanding on the revolving credit facility. Scheduled principal payments on the term loan, excluding the exercise of the one year extension option, are as follows (in thousands):

Year Ending
June 30	Amount

2005	$—
2006	2,000
2007	23,000

$25,000

Fiscal 2002

      Effective March 8, 2002, the Company completed a restructuring of its credit arrangements with Bank of America, N.A. as agent and lender, along with various other financial institutions, that was effected in accordance with the terms and conditions of a third amendment to the then existing credit agreement. Among other things, the third amendment deferred payment of $5,000,000 of principal amortization, revised certain financial covenants relating to the Company’s cash flows and operations, and ultimately reduced the credit revolver portion of the facility to $5,000,000 in June 2002.

      Simultaneously with the third amendment, the Company, Bank of America (as administrative agent), and Warburg, Pincus Investors, L.P. (“Warburg Pincus”) also entered into an option purchase agreement whereby Warburg Pincus funded a $5,000,000 subordinated promissory note and the Company had the right to require Warburg Pincus to deliver an additional $6,000,000 in the form of a subordinated promissory note in June 2002. The subordinated notes were demand obligations bearing interest at the rate of 15% per annum, compounded quarterly, although no payments of interest or principal were permitted until the credit facility was terminated. In addition, all principal and interest and reasonable costs evidenced by the Subordinated Notes were subject to conversion generally at the option of the holder, into 11,000 shares of the Company’s newly created Series A Preferred Stock, subject to adjustment for accrued interest thereon, having a stated value of $1,000 per share.

      The Company also received the right to replace and terminate all debt and equity securities issued and issuable under the above Warburg Pincus financing arrangements, upon the receipt of at least approximately $15,000,000 from the sale of equity or subordinated debt securities, and the tendering to Warburg Pincus of (i) the entire principal amount of any outstanding subordinated notes, up to $11,000,000, plus accrued interest thereon and reasonable costs with respect thereto, and (ii) the sum of $4,158,431, to re-purchase 1,337,358 shares of common stock acquired by Warburg Pincus in January 2002. On May 13, 2002, the Company exercised these rights and entered into a replacement financing arrangement with Kojaian Ventures, L.L.C. See Note 8 of Notes to Consolidated Financial Statements for additional information.

      The Company was subject to certain financial covenants pursuant to the terms of its credit agreement, including minimum cash flow levels it must achieve. Beginning December 20, 2002, the Company received a series of waivers through June 6, 2003 from the banks with respect to any default regarding the minimum cash flow levels for the quarters ended December 31, 2002 and March 31, 2003 which levels were not achieved. The waiver also provided for an increase in interest rates of 50 basis points on borrowings until such time as the outstanding principal due fell below $24.0 million, and accelerated certain principal repayments of $1.7 million, which were made in the quarter ended March 31, 2003.

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

      Kojaian Capital, L.L.C. (the “New Lender”), an affiliated entity of the Company’s controlling stockholder and Chairman, acquired the Company’s then existing credit agreement from the banks on June 6, 2003. On June 20, 2003, the Company and the New Lender entered into a sixth amendment to the credit agreement which, among other things, deferred further amortization of principal until September 30, 2004, and eliminated certain minimum cash flow and fixed charge ratio covenant requirements through June 30, 2004.

      Borrowings under the credit revolver portion of the facility, totaling $5.0 million, were repaid on October 31, 2003 from cash generated by the Company’s operations, while the term loan portion of the facility was repaid in conjunction with the refinancing of the Company’s credit arrangements in June 2004. See Note 5 of Notes to Consolidated Financial Statements for additional information.

      Interest on outstanding borrowings under this credit facility were based upon Bank of America’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company. The average interest rate incurred by the Company on outstanding borrowings during fiscal years 2004 and 2003, was 5.5% and 5.70% respectively. Direct expenses related to this facility totaled approximately $1,273,000 and were recorded as deferred financing fees and amortized over the term of the agreement. Unamortized fees totaling $317,000 were written off upon repayment of the term loan in June 2004.

      The variable interest rate structure of this credit agreement exposed the Company to risks associated with changes in the interest rate markets. Consequently, the Credit Agreement required the Company to enter interest rate protection agreements, within 90 days of the date of the agreement, initially fixing the interest rates on not less than 50% of the aggregate principal amount of the term loan scheduled to be outstanding for a period of not less than three years. The Company subsequently established risk management policies and procedures to manage the cost of borrowing obligations, which include the use of interest rate swap derivatives to fix the interest rate on debt with floating rate indices. Further, the Company prohibits the use of derivative instruments for trading or speculative purposes. In March 2001, the Company entered into two interest rate swap agreements for a three year term, with banks that were original parties to the Credit Agreement. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments on an underlying notional amount. Through March 31, 2004, the expiration date of the agreements, the Company had varying notional amount interest rate swaps outstanding in which the Company paid a fixed rate of 5.18% and received a three-month LIBOR based rate from the counter-parties.

7. Note Payable— Affiliate

      Kojaian Funding, L.L.C., another affiliated entity of the Company’s controlling stockholder and Chairman, made a $4 million subordinated loan to the Company on May 9, 2003 for working capital purposes. The Company was obligated to pay interest only on the Subordinated Loan during its term at the rate of 10% per annum, payable monthly in arrears. The entire principal amount of the Subordinated Loan was due on July 15, 2004, although it was prepaid without penalty in connection with the refinancing of the Company’s credit with Deutsche Bank effective June 11, 2004. See Note 5 of Notes to Consolidated Financial Statements for additional information.

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

      Accordingly, on the closing of the KV financing on May 13, 2002, KV paid to the Company an aggregate of $15,386,580 which provided the Company with the necessary funds, which the Company used, to (i) repay a $5,000,000 subordinated note, accrued interest thereon of $137,500 and out-of-pocket expenses of $100,000, (ii) repurchase, at cost, 1,337,358 shares of Common Stock held by Warburg Pincus for a price per share of $3.11, or an aggregate purchase price of $4,158,431, and (iii) pay down $6,000,000 of revolving debt under the Company’s then existing credit agreement. In exchange therefore, KV received (i) a convertible subordinated note in the principal amount of $11,237,500 (the “KV Debt”), and (ii) 1,337,358 shares of Common Stock at a price of $3.11 per share. The form of KV’s financing was substantially identical to the form of the Warburg Pincus financing arrangements, provided, however, that the KV Debt was more favorable to the Company in two (2) material respects.

      First, the interest rate on the KV Debt was 12% per annum as opposed to 15% per annum. Similarly, the Series A Preferred Stock into which the KV Debt was converted has a coupon of 12% per annum, compounded quarterly, rather than 15% per annum, compounded quarterly. Second, the preference with respect to the Series A Preferred Stock that KV received was more favorable to the holders of the Company’s Common Stock than the Series A Preferred Stock that was to be issued to Warburg Pincus. Specifically, the holder of the Series A Preferred Stock has a preference over the Company’s Common Stock in the event that the Company undergoes a liquidation, dissolution or certain change in control transactions. That is, the holder of the Series A Preferred Stock is entitled to be paid with respect to its Series A Preferred Stock prior to holders of Common Stock are entitled to be paid with respect to their Common Stock in the event of a liquidation, dissolution or certain change in control transactions involving the Company. The preference on liquidation, dissolution and certain change in control transactions with respect to the Series A Preferred Stock issued to KV is the greater of (i) 2 times the face value of the Series A Preferred Stock, plus the accrued dividend thereon at the rate of 12% per annum, or (ii) the equivalent of 40% percent of the consideration to be paid to all the equity holders of the Company on an “Adjusted Outstanding Basis” (as defined in the underlying documents). Contrastingly, the Senior A Preferred Stock that was to be issued to Warburg Pincus was to have a preference on liquidation, dissolution and certain change in control transactions equal to the greater of (i) 2 times the face value of the Series A Preferred Stock, plus the accrued dividends thereon at the rate of 15% per annum, or (ii) the equivalent of 50% of the consideration to be paid to all equity holders of the Company on a fully diluted basis.

      On September 19, 2002, the conversion rights existing under the KV Debt were exercised. As a result of this conversion, 11,725 shares of the Company’s Series A Preferred Stock were issued to KV, having a stated value of $1,000 per share. The outstanding related party principal and interest obligations totaling $11,725,000 were reclassified to stockholders’ equity on the date of conversion. Issuance costs of $783,000, previously offset against the note obligations, were also reclassified as a reduction of additional paid-in capital. Accrued dividends compound quarterly on the preferred stock and totaled approximately $2.7 million at June 30, 2004.

      As noted above, the Series A Preferred Stock has a preference over the Company’s Common Stock upon liquidation, dissolution and certain change of control transactions. In addition, although the Series A Preferred Stock is not convertible into Common Stock (or any other securities of the Company) it votes along with the Common Stock on all matters that are subject to the vote of common stockholders. The voting power of the Series A Preferred Stock, after final contractual adjustments, is equal to 952 shares of Common Stock for each share of Series A Preferred Stock, or a total of 11,162,200 Common Stock equivalents. As a consequence, upon the issuance of the Series A Preferred Stock to KV on September 19, 2002, there was a change in the voting control of the Company, as the voting power of the Series A Preferred Stock (11,162,200 Common Stock equivalents), along with the 3,762,884 shares of outstanding Common Stock now owned by KV and its affiliates (approximately 25% of the outstanding Common Stock of the Company), represents approximately 57% of the total voting power of the Company. The Series A Preferred Stock is not subject to redemption. Warburg Pincus Investors, L.P., which currently owns approximately 39% of the outstanding Common Stock of the Company, has approximately 22% of the total voting power.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

      The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision for income taxes for the fiscal years ended June 30, 2004, 2003 and 2002, consisted of the following (in thousands):

	2004	2003	2002

Current
Federal	$1,371	$(245)	$(4,051)
State and local	150	167	381

	1,521	(78)	(3,670)
Deferred	(4,342)	2,510	2,483

Net provision (benefit)	$(2,821)	$2,432	$(1,187)

      The Company recorded prepaid taxes totaling approximately $251,000 and $669,000 as of June 30, 2004 and 2003, respectively. Included in these assets are tax refund receivables resulting from filed state returns totaling approximately $109,000 and $476,000 at June 30, 2004 and 2003, respectively. Also included are tax effected operating loss carrybacks totaling approximately $142,000 and $193,000 at June 30, 2004 and 2003, respectively, which the Company will realize or has realized primarily against state tax liability payments made in prior tax years. The Company also received net tax refunds of approximately $398,000 and $6,473,000, during fiscal years 2004 and 2003, primarily related to its state and federal tax carrybacks, respectively.

      At June 30, 2004, federal income tax operating loss carryforwards (“NOL’s”) were available to the Company in the amount of approximately $23.2 million, which expire from 2008 to 2023. Utilization of certain of these net operating loss carryforwards totaling $3.4 million is limited to approximately $960,000 per year, pursuant to Section 382 of the Internal Revenue Code (“Code”) relating to a prior ownership change.

      The Company’s effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows for the fiscal years ended June 30:

	2004	2003	2002

Federal statutory rate	34.0%	35.0%	34.0%
State and local income taxes (net of federal tax benefits)	5.3	5.2	5.2
Meals and entertainment	2.9	(2.2)	(2.2)
Change in valuation allowance	(26.4)	(53.8)	(31.3)
Utilization of net operating loss carryforwards	(11.8)	—	—
Insurance claim payment	(15.6)	—	—
Severance and office closure payments	(8.6)	—	—
Goodwill amortization and other	(4.6)	2.6	1.4
Non-deductible executive compensation	—	(3.8)	—

Effective income tax rate	(24.8)%	(17.0)%	7.1%

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes—(Continued)

      The Company recorded a decrease of approximately $7.9 million and an increase of approximately $7.7 million in the valuation allowance it carries against its deferred tax assets during fiscal 2004 and 2003, respectively. The current year decrease related to the realization of temporary differences which had previously been fully reserved, as well as the likelihood the Company would realize a portion of the deferred assets in future periods.

      Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax basis of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows as of June 30, 2004 and 2003 (in thousands):

	2004	2003

Deferred tax assets:
NOL and credit carryforwards	$10,135	$11,764
Insurance reserves	2,376	3,788
Commission and fee reserves	777	745
Office closure reserves	1,072	1,232
Claims and settlements	331	697
Other	1,207	2,105

Deferred tax assets	15,898	20,331
Less valuation allowance	(9,599)	(17,452)

	6,299	2,879
Deferred tax liabilities	(3,299)	(2,879)

Net deferred tax assets	$3,000	$—

Current	$3,000	$—

Long Term	$—	$—

11.	Stock Options, Warrants, Stock Purchase and 401(k) Plans

Stock Option Plans

      Changes in stock options were as follows for the fiscal years ended June 30, 2004, 2003, and 2002:

	2004		2003		2002

	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Stock options outstanding at the beginning of the year	1,601,091	$2.00 to $16.44	2,816,861	$1.88 to $16.44	2,554,515	$1.88 to $16.44
Granted	150,000	$0.92	10,000	$2.00	868,000	$2.60 to $4.95
Lapsed or canceled	(422,068)	$2.85 to $13.50	(1,225,770)	$1.88 to $13.50	(577,777)	$4.25 to $13.50
Exercised	—	—	—	—	(27,877)	$1.88 to $4.25

Stock options outstanding at the end of the year	1,329,023	$0.92 to $16.44	1,601,091	$2.00 to $16.44	2,816,861	$1.88 to $16.44

Exercisable at end of the year	1,103,356		1,129,466		1,267,861

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock Options, Warrants, Stock Purchase and 401(k) Plans— (Continued)

      Additional information segregated by relative ranges of exercise prices for stock options outstanding as of June 30, 2004 is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
		Years	Exercise	Exercise
Exercise		Remaining	Price-Outstanding	Price-Exercisable
Price	Shares	Life	Shares	Shares

$ 0.92 to $ 3.05	415,500	8.37	2.20	2.43
$ 3.75 to $ 8.94	464,023	4.61	6.49	6.50
$11.13 to $16.44	449,500	3.13	11.90	11.90

	1,329,023

      Weighted average information per share with respect to stock options for fiscal years ended June 30, 2004 and 2003 is as follows:

	2004		2003

Exercise price:
Granted	$0.92		$2.00
Lapsed or canceled	5.30		5.36
Outstanding at June 30	6.98		7.00
Remaining life	5.28	years	6.03	years

      The Company’s 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company’s common stock for a total of 2,000,000 shares. At June 30, 2004, 2003 and 2002, the number of shares available for the grant of options under the plan were 1,029,345, 904,517 and 795,371, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the market price per share at the dates of grant, their terms and vesting schedules of which are determined by the Board of Directors.

      The Company’s 1993 Stock Option Plan for Outside Directors provides for an automatic grant of an option to purchase 10,000 shares of common stock to each newly elected independent member of the Board of Directors and an automatic grant of an option to purchase 8,000 shares at the successive four year service anniversaries of each such director. The exercise prices are set at the market price at the date of grant. The initial options expire five years from the date of grant and vest over three years from such date. The anniversary options vest over four years from the date of grant and expire ten years from such date. The plan was amended in November 1998 to increase the number of issuable shares authorized for the plan from 50,000 to 300,000 and to provide for the anniversary options. The number of shares available for grant was 236,000 at June 30, 2004, 2003 and 2002.

      The Company’s 1998 Stock Option Plan provides for grants of options to purchase the Company’s common stock. The plan authorizes the issuance of up to 2,000,000 shares, and had 1,129,219, 971,979, and 755,355 shares available for grant as of June 30, 2004, 2003 and 2002, respectively.

      Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.

      The Company’s 2000 Stock Option Plan provides for grants of options to purchase the Company’s common stock. The plan authorizes the issuance of up to 1,500,000 shares, and had 1,350,000, 1,360,000 and 470,000 shares available for grant as of June 30, 2004, 2003 and 2002, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stock Options, Warrants, Stock Purchase and 401(k) Plans— (Continued)

of Directors, or, with respect to options granted to corporate officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, the full Board of Directors.

Stock Warrants

      In July 1999, the Company issued a warrant to purchase 600,000 shares of the Company’s common stock at $6.25 per share to Aegon USA Realty Advisors, Inc., the parent company of Landauer Associates, Inc. (“LAI”), as part of the consideration granted in the acquisition of LAI. The warrant had a five-year life which expired in July 2004.

      During January 2002, warrants were exercised resulting in the issuance of 1,339,335 common shares and proceeds of approximately $4.2 million. Other warrants, representing 337,827 common shares, expired on January 29, 2002.

Employee Stock Purchase Plan

      The Grubb & Ellis Company Employee Stock Purchase Plan provided for the purchase of up to 1,750,000 shares of common stock by employees of the Company at a 15% discount from market price, as defined, through payroll deductions. The numbers of shares purchased under this plan were 193,532 and 178,012 during the fiscal years ended June 30, 2003 and 2002, respectively. This plan was suspended in May 2003.

      The Company has a 401(k) Plan covering eligible employees and provides that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company for the plans (net of forfeitures and reimbursements received pursuant to property and corporate facilities management services agreements) amounted to approximately $519,000 and $1,209,000 for the plan years ended December 31, 2003 and 2001, respectively. The Company did not provide for a company match to the 401(k) Plan for the plan year ended December 31, 2002.

Pro Forma Information

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for options granted subsequent to July 1, 1996, and therefore includes grants under the 1990 Amended and Restated Stock Option Plan, 1993 Stock Option Plan for Outside Directors, 1998 Stock Option Plan and 2000 Stock Option Plan and purchases made under the Grubb & Ellis Employee Stock Purchase Plan, under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average assumptions for options granted for fiscal years 2004, 2003 and 2002, respectively, are as follows:

	2004	2003	2002

Risk free interest rates	3.40%	3.83%	4.43%
Dividend yields	0%	0%	0%
Volatility factors of the expected market price of the common stock	.795	.393	.607
Weighted-average expected lives	6.00 years	6.00 years	6.00 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted. The weighted average fair values of options granted by the Company in fiscal years 2004, 2003 and 2002 using this model were $0.65, $0.88 and $2.24, respectively.

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

	For the Fiscal Year Ended June 30,

	2004	2003	2002

Net income (loss) to common stockholders, as reported	$12,576	$(17,902)	$(15,477)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—	228	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(172)	(340)	(1,781)

Pro forma net income to common stockholders	$12,404	$(18,014)	$(17,258)

Net earnings per weighted average common share outstanding:
Basic — as reported	$0.83	$(1.19)	$(1.09)

Basic — pro forma	$0.82	$(1.19)	$(1.22)

Diluted — as reported	$0.83	$(1.19)	$(1.09)

Diluted — pro forma	$0.82	$(1.19)	$(1.22)

Stock Repurchase Plan

      In August 1999, the Company announced a program through which it may repurchase up to $3.0 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2004, the Company had repurchased 359,900 shares of stock at an aggregate price of approximately $2.0 million. No shares were repurchased under this program during fiscal years 2004, 2003 or 2002.

12. Related Party Transactions

      The Company provides both transaction and management services to parties, which are related to principal stockholders and/or directors of the Company, primarily Kojaian affiliated entities (collectively, “Kojaian Companies”) and Archon Group, L.P. (“Archon”). In addition, the Company also paid asset management fees to the Kojaian Companies and Archon related to properties the Company manages on their behalf. Revenue earned by the Company

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions — (Continued)

for services rendered to these and other affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Transaction fees
Kojaian Companies	$330	$291	$700
Archon	1,819	1,663	4,176
Others	—	277	481

	2,149	2,231	5,357

Management fees
Kojaian Companies	10,468	10,274	11,957
Archon	3,613	5,291	8,122

	14,081	15,565	20,079
Less: asset management fees
Kojaian Companies	3,191	3,295	2,750
Archon	174	239	242

	10,716	12,031	17,087

Total	$12,865	$14,262	$22,444

      In August 2002, the Company entered into a lease for 16,800 square feet of office space in Southfield, Michigan within a building owned by an entity related to the Kojaian Companies. The lease provides for an annual average base rent of $365,400 over the ten year life of the lease.

      The Company entered into certain contractual employment and compensation agreements with its former chief executive, financial and operating officers during fiscal years 2002 and 2001. Terms of these agreements included, among other things, i) guaranteed initial year bonuses totaling $810,000, ii) loans totaling $1.8 million with repayment terms tied to retention bonuses and continued employment, iii) retention bonuses, net of taxes, sufficient to repay the executive loan obligations in (ii) above, and iv) options to purchase 850,000 shares of the Company’s common stock, exercisable at current market prices. All payments related to the guaranteed initial year bonuses, along with a retention bonus sufficient to repay $500,000 of the loans, were paid in June and July 2002.

      In July 2002, the Chief Operating Officer’s employment agreement with the Company was terminated, and in March 2003, the Company disclosed that the Company’s Chief Executive Officer and Chief Financial Officer had resigned. In addition, the Company entered into a separation agreement with its General Counsel who resigned effective July 2, 2003. Severance charges totaling approximately $3.4 million were recognized during fiscal year 2003 relating to these events. (See Note 15 of Notes to Consolidated Financial Statements for additional information.) None of the options to purchase 850,000 common stock shares were exercised and the option grants were cancelled upon the officers’ employment terminations.

      In the fourth quarter of fiscal year 2004, the Company accrued for the payment of $100,000 in legal fees on behalf of C. Michael Kojaian and Kojaian Ventures, L.L.C. (collectively, the “Kojaian Parties”) and $60,000 in legal fees on behalf of Warburg Pincus Investors, L.P. (“Warburg Pincus”) in connection with each of them being named in a law suit filed in March 2004. Although the Company is not party to the litigation, the litigation expenses of the Kojaian Parties and Warburg Pincus are being paid by the Company pursuant to contractual indemnification obligations contained in various credit and security agreements entered into during fiscal 2002. Mr. Kojaian is the Chairman of the Board of the Company, and has majority-voting control of the Company, and Warburg Pincus owns approximately 39% of the issued and outstanding shares of the common stock of the Company. In addition, of the legal fees accrued on behalf of the Kojaian Parties, $20,000 are payable to the law firm of Young and Susser. Rodger D. Young, a member of the Company’s Board of Directors since April 2003, is a partner of Young and Susser. The

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions — (Continued)

litigation is presently ongoing and the ultimate dollar amount of the Company’s indemnity obligations to the Kojaian Parties and Warburg Pincus cannot be determined at this time.

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

      Future minimum payments under non-cancelable operating leases with an initial term of one year or more were as follows at June 30, 2004 (in thousands):

Year Ending June 30,	Lease Obligations

2005	$16,331
2006	12,430
2007	9,160
2008	6,878
2009	4,711
Thereafter	4,710

      Subsequent to June 30, 2004, the Company also entered into lease amendment agreements which resulted in additional future minimum net lease obligations totaling $1.1 million for the fiscal year ending June 30, 2005 and a reduction in future minimum net lease obligations totaling $164,000 thereafter.

      Lease and rental expense for the fiscal years ended June 30, 2004, 2003 and 2002 amounted to $20,187,000, $21,678,000, and $22,695,000, respectively.

Environmental

      A corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property have increased the probability that additional remediation costs will be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. The Company’s share of anticipated costs to remediate and monitor this situation is estimated at approximately $1,057,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. As of June 30, 2004, approximately $724,000 of this amount has been paid and the remaining $333,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

General

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Severance, Office Closure and Other Special Charges

      During the fiscal year ended June 30, 2004, the Company completed the disposition of the Wadley-Donovan Group, through which the Company provided relocation and economic development consulting services. As a result of the disposition, the Company recorded a loss totaling approximately $2.4 million related primarily to the write-off of unamortized goodwill recorded when the original business was acquired in February 2002. The Company closed certain non-performing offices and recorded additional special charges of $855,000 related to office closure costs which consist primarily of future lease obligations of office space by the Company, net of estimated sublease income, along with related unamortized leasehold improvements. As of June 30, 2004, remaining future net lease obligations, including those which arose in prior years, totaled approximately $2.2 million. The cumulative amount of special charges incurred by the Company during the fiscal year ended June 30, 2004 totaled $3.2 million.

      During the fiscal year ended June 30, 2003, the Company recorded special charges totaling $9.5 million, consisting primarily of severance costs of $6.3 million related to the resignations of the Company’s former Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and General Counsel, and to a reduction of other salaried personnel, and office closure costs of $3.2 million.

      During the fiscal year ended June 30, 2002, the Company concluded long standing litigation proceedings on a case for which it had previously recorded loss reserves. In addition, during this period, loss reserves were recorded as a result of the liquidation proceedings surrounding one of the Company’s insurance carriers (“Reliance” liquidation). (See Note 13 of Notes to Consolidated Financial Statements.) The positive outcome of the litigation proceedings, partially offset by the additional exposure on the Reliance liquidation, resulted in $2.2 million of net income from claim related reserves. The Company also incurred other special charges totaling $500,000 related to a write-down of the carrying basis of an investment in a commercial real estate services internet venture. The Company’s decision to write-down its interest in the venture was due to a dilution in the Company’s ownership position, as well as uncertainty as to the venture’s ability to achieve its business plan. The Company recorded additional special charges of $3.4 million, consisting of $1.0 million of severance costs related to a reduction of salaried personnel, $2.1 million related to office closure costs and $300,000 related to costs incurred for the retirement of the Warburg Pincus $5,000,000 subordinated note and for the evaluation of an unsolicited purchase offer from a third party. As a result of these events, the Company recognized a net special charge of $1,749,000 in the fiscal year ended June 30, 2002.

16.	Business Acquisitions and Related Indebtedness

Fiscal 2003 Acquisition

      Effective as of April 1, 2003, the Company entered into a series of agreements which altered the structure of the Company’s transaction services operations in Phoenix, Arizona, effectively transferring its existing Phoenix commercial transaction services business to a newly-formed entity whose majority owners are the real estate salespersons previously employed by the Company in its Phoenix office. As part of the overall transaction, this new entity signed an agreement pursuant to which it shall participate in the Company’s affiliate program. The fees received by the Company from this affiliate agreement will comprise the revenues earned from the new Phoenix structure, as the gross operations of the office will no longer be reflected in the Company’s future financial statements (other than revenue earned from trailing contracts the Company retained). The Company also obtained a 20% minority interest in this entity for $400,000.

Fiscal 2002 Acquisition

      In February 2002, the Company acquired substantially all of the assets of the Wadley-Donovan Group, Inc., a professional real estate services firm located in northern New Jersey. Wadley-Donovan Group, Inc. specializes in site selection, consulting and providing economic development strategies primarily for Fortune 100 companies and state, local and regional government agencies and municipalities. Consideration given to the seller at closing equaled $2.3 million. With substantially all of the purchase price allocated to goodwill, the Company recorded the acquisition under the purchase method of accounting. All operations subsequent to the acquisition date are reflected in the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Business Acquisitions and Related Indebtedness—(Continued)

Company’s financial statements. See Note 15 of Notes to Consolidated Financial Statements for additional information.

17.	Segment Information

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

      Management believes that EBITDA as presented with respect to the Company’s reportable segments is an important measure of cash generated by the Company’s operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items, however, it also excludes interest and income taxes. Management believes that EBITDA is relevant because it assists investors in evaluating the Company’s ability to service its debt by providing a commonly used measure of cash available to pay interest. EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP), as an indicator of operating performance or a measure of liquidity. EBITDA also facilitates comparison of the Company’s results of operations with those companies having different capital structures. Other

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Segment Information—(Continued)

companies may define EBITDA differently, and, as a result, such measures may not be comparable to the Company’s EBITDA.

	Transaction	Management	Company
	Services	Services	Totals

	(amounts in thousands)
Fiscal year ended June 30, 2004
Total Revenues	$249,344	$191,210	$440,554
EBITDA	20,766	2,772	23,538
Total Assets	52,672	17,792	70,464
Goodwill, net	18,376	6,387	24,763
Fiscal year ended June 30, 2003
Total Revenues	$240,916	$185,030	$425,946
EBITDA	4,893	593	5,486
Total Assets	56,191	18,242	74,433
Goodwill, net	20,571	6,387	26,958
Fiscal year ended June 30, 2002
Total Revenues	$262,077	$169,369	$431,446
EBITDA	598	(2,347)	(1,749)

Reconciliation of Segment EBITDA to Statements of Operations (in thousands):

	Fiscal Year Ended June 30,

	2004	2003	2002

Total Segment EBITDA	$23,538	$5,486	$(1,749)
Less:
Depreciation & amortization	(6,736)	(7,802)	(10,706)
Special charges	(3,224)	(9,500)	(1,749)
Net interest expense	(2,205)	(2,524)	(2,460)

Income (loss) before income taxes	$11,373	$(14,340)	$(16,664)

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of June 30,

	2004	2003

Total segment assets	$70,464	$74,433
Current tax assets	251	669
Deferred tax assets	3,000	—

Total Assets	$73,715	$75,102

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Selected Quarterly Financial Data (unaudited)

	Fiscal Year Ended June 30, 2004
	(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$101,884	$123,789	$102,402	$112,479

Operating income (loss)	$870	$8,576	$(2,748)	$6,880

Net (loss) income to common stockholders	$(150)	$7,447	$(3,690)	$8,969

Income (loss) per common share:
Basic—	$(0.01)	$0.49	$(0.24)	$0.59

Weighted average common shares outstanding	15,097	15,097	15,097	15,097

Diluted—	$(0.01)	$0.49	$(0.24)	$0.59

Weighted average common shares outstanding	15,097	15,098	15,097	15,105

EBITDA	$2,599	$10,385	$1,176	$9,378

Common stock market price range (high: low)	$1.50 : $1.01	$1.20 : $0.80	$1.20 : $0.87	$2.00 : $0.90

	Fiscal Year Ended June 30, 2003
	(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$107,810	$123,196	$98,390	$96,550

Operating income (loss)	$(2,762)	$3,304	$(12,490)	$132

Net (loss) income to common stockholders	$(2,276)	$1,354	$(16,110)	$(870)

Income (loss) per common share:
Basic—	$(0.15)	$0.09	$(1.06)	$(0.06)

Weighted average common shares outstanding	15,072	15,110	15,140	15,085

Diluted—	$(0.15)	$0.09	$(1.06)	$(0.06)

Weighted average common shares outstanding	15,072	15,110	15,140	15,085

EBITDA	$140	$6,203	$(2,853)	$1,996

Common stock market price range (high: low)	$2.75 : $1.20	$2.50 : $1.01	$1.75 : $0.80	$2.05 : $1.17

      During the fiscal year ended June 30, 2004, material adjustments were recorded relating to i) the loss on disposition of the Wadley Donovan Group, totaling $2.4 million in the third fiscal quarter, and ii) a $1.0 million decrease in salaries and benefits expense due to a reduction in the related self-insurance reserves, and a $3.0 million deferred tax benefit due to a reduction in the valuation allowance related to deferred tax assets, both of which occurred in the fourth fiscal quarter.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Effective as of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a—15e under the Exchange Act). Based upon that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

GRUBB & ELLIS COMPANY

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information called for by Item 10 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Exchange Act”) no later than 120 days after the end of the 2004 fiscal year.

Item 11. Executive Compensation

      The information called for by Item 11 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2004 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The information called for by Item 12 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2004 fiscal year.

Item 13. Certain Relationships and Related Transactions

      The information called for by Item 13 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2004 fiscal year.

Item 14. Principal Accountant Fees and Services

      The information called for by Item 14 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2004 fiscal year.

GRUBB & ELLIS COMPANY

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.	The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are submitted herewith:

           Report of Independent Registered Public Accounting Firm

           Consolidated Balance Sheets at June 30, 2004 and June 30, 2003

           Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002

           Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2004, 2003 and 2002

           Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

           Notes to Consolidated Financial Statements

2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is contained in the Notes to Consolidated Financial Statements and therefore have been omitted.

3.	Exhibits required to be filed by Item 601 of Regulation S-K:

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.
3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).
3.3	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.4	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.5	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 8, 2002 incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
3.6	Certificate of Amendment of Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
3.7	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
3.8	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002 incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Stock Purchase Agreement dated as of December 11, 1996 among the Registrant, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 20, 1996.
4.2	Registration Rights Agreement dated as of December 11, 1996 among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 1996.
4.3	Purchase Agreement dated as of January 24, 1997 between the Registrant and Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 1997.
4.4	Stock Purchase Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 4, 1997.
4.5	Registration Rights Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 4, 1997.
4.6	Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.7	Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 and executed by Grubb & Ellis Company, incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.8	Stock Subscription Warrant No. A-1 dated July 30, 1999 issued to Aegon USA Realty Advisors, Inc., incorporated herein by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
4.9	Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(1) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/ A filed on January 10, 2001.
4.10	Note executed by the Registrant in favor of Bank of America, N.A. dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(2) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.
4.11	Note executed by the Registrant in favor of LaSalle Bank National Association dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(3) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/ A filed on January 10, 2001.
4.12	Note executed by the Registrant in favor of American National Bank and Trust Company of Chicago dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(4) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/A filed on January 10, 2001.
4.13	Swingline Loan Note executed by the Registrant in favor of Bank of America, N.A. in the amount of $2,000,000 dated as of December 31, 2000, incorporated herein by reference to Exhibit (b)(5) to the Registrant’s Amendment No. 2 to Tender Offer Statement on Schedule TO/ A filed on January 10, 2001.
4.14	First Amendment dated August 22, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.

4.15	Second Amendment dated November 29, 2001 to Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000 incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2002.
4.16	Third Amendment dated March 7, 2002 to Amended and Restated Credit Agreement dated as of December 31, 2000 by and among the Registrant, various financial institutions, and Bank of America, N.A., as Administrative Agent incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.17	Form of Subordination Agreement, executed by Warburg, Pincus Investors, L.P. in favor of Bank of America, N.A., as Agent, and the Lenders, which is an Exhibit to the Option Purchase Agreement incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.18	Option Purchase Agreement dated March 7, 2002 by and among the Registrant, Warburg, Pincus Investors, L.P. and Bank of America, N.A., as Administrative Agent incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.19	Fourth Amendment dated as of May 13, 2002 to the Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.20	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated December 20, 2002, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2003.
4.21	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated March 26, 2003, incorporated herein by reference to Exhibit 6 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
4.22	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated May 1, 2003, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2003.
4.23	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated May 30, 2003, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2003.
4.24	Form of Waiver executed by Kojaian Capital, L.L.C. and the Registrant, dated June 6, 2003, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2003.
4.25	Sixth Amendment dated as of June 20, 2003 to the Amended and Restated Credit Agreement among the Registrant and Kojaian Capital, L.L.C., dated as of December 31, 2000 incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2003.
4.26	Copy of $5,000,000 Convertible Promissory Note and Security Agreement dated March 7, 2002 issued by the Registrant to Warburg, Pincus Investors, L.P. incorporated herein by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.27	Form of $6,000,000 Convertible Promissory Note and Security Agreement of the Registrant which is an Exhibit to the Option Purchase Agreement to be payable to the order of Warburg, Pincus Investors, L.P. incorporated herein by reference to Exhibit 6 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).
4.28	Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.

4.29	Copy of Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 issued by the Registrant to Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.30	Copy of Promissory Note in the principal amount of $4,000,000 dated May 9, 2003 issued by the Registrant to Kojaian Funding, L.L.C., incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.31	Copy of Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Kojaian Funding, L.L.C., as Lender, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.32	Copy of Security Agreement by the Registrant in favor of Kojaian Funding, L.L.C., as Lender, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.33	Copy of Subordination Agreement executed by Kojaian Funding, L.L.C. in favor of Bank of America, as Agent, and the Lenders, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.34	Copy of Side Letter Agreement executed by the Registrant, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.35	Copy of Side Letter Agreement executed by the Registrant, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.36	Copy of Credit Agreement, dated as of June 11, 2004, entered into by and among the Registrant, certain of its subsidiaries, the “Lenders” (as defined in the Credit Agreement), Deutsche Bank Securities, Inc., as sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial swing line bank, the initial issuer of letters of credit and administrative agent for the lender parties, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2004.
4.37	Security Agreement, dated as of June 11, 2004, by and among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined in the Security Agreement), incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on June 21, 2004.

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

(10)	Material Contracts

10.1*	Employment Agreement entered into between Barry M. Barovick and the Registrant dated as of May 15, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2001.
10.2*	Stock Purchase Agreement entered into between Barry M. Barovick and the Registrant dated as of May 15, 2001, incorporated herein by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-8 filed on June 15, 2001 (File No. 333-63136).
10.3*	Loan Agreement and Retention Bonus Program entered into between Barry M. Barovick and the Registrant, and Promissory Note executed by Mr. Barovick, dated as of May 15, 2001, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.

10.4*	Separation Agreement entered into between Barry M. Barovick and the Registrant dated March 14, 2003, incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
10.5*	Employment Agreement entered into between Mark R. Costello and the Registrant dated as of July 5, 2001, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.
10.6*	Loan Agreement and Retention Bonus Program entered into between Mark R. Costello and the Registrant, and Promissory Note executed by Mr. Costello, dated as of July 23, 2001, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.
10.7*	Separation Agreement entered into between Mark R. Costello and the Registrant, and General Release executed by Mr. Costello, dated as of July 12, 2002 incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.
10.8*	Employment Agreement entered into between Ian Y. Bress and the Registrant dated as of June 18, 2001, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed on September 28, 2001.
10.9*	First Amendment to Employment Agreement entered into between Ian Y. Bress and the Registrant dated as of October 3, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2001.
10.10*	Separation Agreement entered into between Ian Y. Bress and the Registrant dated February 28, 2003, incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
10.11*	Employment Agreement entered into between Robert J. Walner and the Registrant dated as of December 14, 2001, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on February 14, 2002.
10.12*	Separation Agreement entered into between Robert J. Walner and the Registrant dated March 10, 2003, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 20, 2003.
10.13*	Change of Status and Separation Agreement entered into between Blake Harbaugh and the Registrant dated as of July 26, 2001, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2001.
10.14*	Employment Agreement entered into between Brian D. Parker and the Registrant dated March 1, 2003, incorporated herein by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
10.15*	First Amendment to Employment Agreement entered into between Brian D. Parker and the Registrant dated April 1, 2003, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on October 10, 2003.
10.16*	Employment Agreement with First Amendment entered into between Richard L. Fulton and the Registrant dated September 1, 2002 and April 1, 2003, respectively, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on October 10, 2003.
10.17*	Employment Agreement with First and Second Amendments entered into between Robert Osbrink and the Registrant dated December 21, 2001, August 16, 2002 and April 1, 2003, respectively, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on October 10, 2003.
10.18*	Compensation Arrangement Letter between Maureen A. Ehrenberg and the Registrant dated May 22, 2003, incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on October 10, 2003.

10.19*	Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on December 19, 1997 (Registration No. 333-42741).
10.20*	1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).
10.21*	First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 12, 1999.
10.22*	Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
10.23*	First Amendment to the Grubb & Ellis 1998 Stock Option Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2000.
10.24*	Grubb & Ellis Company 2000 Stock Option Plan, effective November 16, 2000, incorporated by herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2001.
10.25*	Description of Grubb & Ellis Company Executive Officer Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
10.26*	Executive Change of Control Plan, effective as of May 10, 1999 and attached form of Acknowledgement Agreement, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
10.27*	First Amendment to the Executive Change of Control Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2000.
10.28*	Second Amendment to the Executive Change of Control Plan, effective as of June 1, 2000, and attached form of Acknowledgement Agreement, incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
10.29*	Executive Incentive Bonus and Severance Plan, effective as of June 1, 2000, incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
10.30	Pledge Agreement between Landauer Realty Group, Inc. and Bank of America, N.A., as Administrative Agent, dated as of December 31, 2000, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2001.
10.31	Pledge Agreement between the Registrant and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.
10.32	Pledge Agreement between Grubb & Ellis Management Services, Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.
10.33	Pledge Agreement between HSM Inc. and Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.
10.34	Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.

10.35	Collateral Trademark Security Agreement by the Registrant in favor of Bank of America, N.A., as Administrative Agent, dated as of October 15, 1999 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 1999.
10.36	Letter Agreement dated April 14, 2002 by and between the Registrant and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed April 19, 2002.
10.37	Letter Amendment dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, L.L.C., incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed May 14, 2002.
10.38	Transition Agreement entered into as of April 1, 2003, portions of which were omitted pursuant to a request for Confidential Treatment under Rule 24(b) of the Securities Act of 1934, as amended, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 16, 2003.

*	Management contract or compensatory plan or arrangement.

(21) Subsidiaries of the Registrant

(23) Consent of Independent Registered Public Accounting Firm

(24) Powers of Attorney

(31) Section 302 Certifications

(32) Section 906 Certification

(b) Reports filed on Form 8-K

A Current Report on Form 8-K dated June 11, 2004, was filed with the Securities and Exchange Commission on June 21, 2004, reporting under Item 5 the summary of the terms of the Credit Agreement for term loan facility and revolving credit facility from Deutsche Bank.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company

(Registrant)

/s/ Brian D. Parker Brian D. Parker Chief Financial Officer and acting in capacity of co-Chief Executive Officer	September 28, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officers

/s/ Maureen A. Ehrenberg Maureen A. Ehrenberg Executive Vice President acting in capacity of co-Chief Executive Officer	September 28, 2004
/s/ Robert H. Osbrink Robert H. Osbrink Executive Vice President acting in capacity of co-Chief Executive Officer	September 28, 2004

Principal Financial and Accounting Officer

/s/ Brian D. Parker Brian D. Parker Chief Financial Officer and acting in capacity of co-Chief Executive Officer	September 28, 2004

Directors

* R. David Anacker, Director	September 28, 2004
* Anthony G. Antone, Director	September 28, 2004
* C. Michael Kojaian, Director	September 28, 2004
* Robert J. McLaughlin, Director	September 28, 2004
* Rodger D. Young, Director	September 28, 2004

/s/ Brian D. Parker

        * By: Brian D. Parker, Attorney-in-Fact, pursuant to Powers Of Attorney

GRUBB & ELLIS COMPANY AND SUBSIDIARIES

EXHIBIT INDEX (A)
For the Fiscal Year Ended June 30, 2004

Exhibit

(21) Subsidiaries of the Registrant
(23) Consent of Independent Registered Public Accounting Firm
(24) Powers of Attorney
(31) Section 302 Certifications
(32) Section 906 Certification

(A) Exhibits incorporated by reference are listed in Item 14 (a) 3 of this Report