Form 10-Q
period 2004-09-30
GRUBB & ELLIS CO
filed 2004-11-15
CIK 216039

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number: 1-8122

GRUBB & ELLIS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	94-1424307

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

15,114,871

(Number of shares outstanding of the registrant’s
common stock at October 27, 2004)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

GRUBB & ELLIS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $3,346 and $3,340 at September 30, 2004 and June 30, 2004, respectively	$13,158	$14,971
Services fees receivable, net	9,890	10,810
Other receivables	2,966	2,968
Professional service contracts, net	1,109	1,184
Prepaid income taxes	263	251
Prepaid and other current assets	2,120	1,979
Deferred tax assets, net	3,000	3,000

Total current assets	32,506	35,163
Noncurrent assets:
Equipment, software and leasehold improvements, net	9,243	9,865
Goodwill, net	24,763	24,763
Other assets	3,698	3,924

Total assets	$70,210	$73,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,455	$4,756
Commissions payable	3,338	6,433
Accrued compensation and employee benefits	10,625	9,072
Deferred commissions payable	1,731	312
Other accrued expenses	6,556	5,968

Total current liabilities	24,705	26,541
Long-term liabilities:
Credit facility debt	25,000	25,000
Accrued claims and settlements	5,336	5,523
Other liabilities	1,854	2,028

Total liabilities	56,895	59,092

Stockholders’ equity:
Preferred stock: 1,000,000 shares authorized; 11,725 Series A shares issued and outstanding at $1,000 stated value at September 30, 2004 and June 30, 2004	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 15,114,871 and 15,097,371 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	151	151
Additional paid-in-capital	71,460	71,410
Accumulated other comprehensive income	22	—
Retained deficit	(70,043)	(68,663)

Total stockholders’ equity	13,315	14,623

Total liabilities and stockholders’ equity	$70,210	$73,715

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months ended
	September 30,
	2004	2003
Services revenue:
Transaction fees	$55,753	$55,562
Management fees, including reimbursed salaries, wages and benefits	47,926	46,322

Total services revenue	103,679	101,884

Costs of services:
Transaction commissions	34,856	33,808
Reimbursable salaries, wages and benefits	35,065	33,311
Salaries, wages, benefits and other direct costs	8,893	8,735

Total costs of services	78,814	75,854
Costs and expenses:
Salaries, wages and benefits	13,290	12,299
Selling, general and administrative	11,198	11,132
Depreciation and amortization	1,443	1,729

Total costs	104,745	101,014

Total operating income (loss)	(1,066)	870
Other income and expenses:
Interest income	42	41
Interest expense	(356)	(127)
Interest expense — affiliate	—	(545)

Income (loss) before income taxes	(1,380)	239
Provision for income taxes	—	—

Net income (loss)	(1,380)	239
Preferred stock dividends accrued	(438)	(389)

Net loss to common stockholders	$(1,818)	$(150)

Net loss per weighted average common share outstanding:
Basic -	$(0.12)	$(0.01)

Diluted -	$(0.12)	$(0.01)

Weighted average common shares outstanding:
Basic -	15,103,078	15,097,371

Diluted -	15,103,078	15,097,371

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(1,380)	$239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferral of payment of services commissions	1,419	1,121
Depreciation and amortization expense	1,443	1,729
Payment of severance costs and office closure costs	(475)	(1,738)
Recovery for services fees receivable valuation allowances	(47)	(68)
Net receipt of tax refunds	11	127
Funding of multi-year service contracts	(179)	(200)
Decrease in services fees receivable	984	1,934
Increase in prepaid income taxes	(23)	(20)
(Increase) decrease in prepaid and other assets	11	(1,511)
Increase (decrease) in accounts and commissions payable	(5,406)	1,398
Increase in accrued compensation and employee benefits	1,562	1,380
Increase (decrease) in accrued claims and settlements	(187)	192
Increase in other liabilities	964	1,033

Net cash provided by (used in) operating activities	(1,303)	5,616

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(470)	(140)
Other investing activities	45	—

Net cash used in investing activities	(425)	(140)

Cash Flows from Financing Activities:
Other financing activities	(85)	—

Cash used in financing activities	(85)	—

Net increase (decrease) in cash and cash equivalents	(1,813)	5,476

Cash and cash equivalents at beginning of period	14,971	13,938

Cash and cash equivalents at end of period, including restricted deposits of $3,346 and $3,126 at September 30, 2004 and 2003, respectively	$13,158	$19,414

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY

Notes to Condensed Consolidated Financial Statements

1. Interim Period Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries (collectively, the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

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

Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be achieved in future periods.

2. Total Comprehensive Income

The Company entered into an interest rate protection agreement that effectively caps the variable interest rate exposure on a portion of its existing credit facility debt for a period of two years. The Company was also a party to two interest rate swap agreements that expired March 31, 2004 that effectively fixed the interest rate on a portion of its then outstanding term loan obligations. The Company determined that these agreements were to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $22,000 and $67,000 of unrealized income during the three months ended September 30, 2004 and 2003, respectively. These results, along with the Company’s net loss of $1,380,000 for the 2004 fiscal quarter and net income of $239,000 for the 2003 fiscal quarter resulted in Total Comprehensive Loss of $1,358,000 and Total Comprehensive Income of $306,000 for the respective periods.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

3. Income Taxes

The benefit (provision) for income taxes for the three months ended September 30, 2004 and 2003 is as follows (in thousands):

	For the three months ended
	September 30,
	2004	2003
Current	$552	$(96)
Deferred	(552)	96

	$—	$—

The Company recorded prepaid taxes totaling approximately $263,000 and $251,000 as of September 30, 2004 and June 30, 2004, respectively. Included in these assets are tax refund receivables resulting from filed state returns and prepaid tax estimates totaling approximately $121,000 and $109,000 at September 30, 2004 and June 30, 2004, respectively. Also included are tax effected operating loss carrybacks totaling approximately $142,000 at September 30, 2004 and June 30, 2004, which the Company will realize or has realized primarily against state tax liability payments made in prior tax years. The Company also received net tax refunds of approximately $11,000 and $127,000 during the quarters ended September 30, 2004 and 2003, respectively, primarily related to its state tax carrybacks.

The Company increased its valuation allowance related to its deferred tax assets by approximately $552,000, an amount equal to the additional deferred tax assets recorded by the Company during the three months ended September 30, 2004.

4. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the three months ended
	September 30,
	2004	2003
Net loss to common stockholders	$(1,818)	$(150)

Basic earnings per common share:
Weighted average common shares outstanding	15,103	15,097

Net loss per common share — basic	$(0.12)	$(0.01)

Diluted earnings per common share:
Weighted average common shares outstanding	15,103	15,097
Effect of dilutive securities:
Stock options and warrants	—	—

Weighted average dilutive common shares outstanding	15,103	15,097

Net loss per common share — diluted	$(0.12)	$(0.01)

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

4. Earnings per Common Share (Continued)

Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were approximately 1,283,000 and 1,526,000 at September 30, 2004 and 2003, respectively, and were not included in the computation of diluted earnings per share either because the option exercise price was greater than the average market price of the common shares for the three months or an operating loss was reported for the relevant period.

5. Segment Information

The Company has two reportable segments — Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other special charges (“EBITDA”) that include an allocation (primarily based on segment revenue) of certain corporate level administrative expenses (amounts in thousands).

	Transaction	Management	Segment
	Services	Services	Totals
Three months ended September 30, 2004
Total revenue	$55,753	$47,926	$103,679
EBITDA	453	(76)	377
Total assets as of September 30, 2004	52,502	14,445	66,947
Goodwill, net	18,376	6,387	24,763
Three months ended September 30, 2003
Total revenue	$55,562	$46,322	$101,884
EBITDA	2,325	274	2,599
Total assets as of September 30, 2003	60,743	17,381	78,124
Goodwill, net	20,571	6,387	26,958

Reconciliation of Segment EBITDA to Income (Loss) Before Income Taxes

	Three Months Ended September 30
	2004	2003
Total segment EBITDA	$377	$2,599
Less:
Depreciation & amortization	(1,443)	(1,729)
Net interest expense	(314)	(631)

Income (loss) before income taxes	$(1,380)	$239

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of September 30,
	2004	2003
Total segment assets	$66,947	$78,124
Current tax assets	263	562
Deferred tax assets	3,000	—

Total assets	$70,210	$78,686

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

Management believes that EBITDA as presented with respect to the Company’s reportable segments is an important measure of cash generated by the Company’s operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items; however, it also excludes interest and income taxes. Management believes that EBITDA is relevant because it assists investors in evaluating their investment. EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP), as an indicator of operating performance or a measure of liquidity. EBITDA also facilitates comparison of the Company’s results of operations with those companies having different capital structures. Other companies may define EBITDA differently, and, as a result, such measures may not be comparable to the Company’s EBITDA.

6. Commitments and Contingencies

Environmental:

As first reported in the Company’s Form 10-Q for the period ended December 31, 2000, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. The Company’s share of anticipated costs to remediate and monitor this situation is estimated at approximately $1,057,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. As of September 30, 2004, approximately $974,000 of this amount has been paid and the remaining $83,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Insolvent Insurance Provider:

In the Company’s Form 10-Q for the period ended December 31, 2001, the following situation regarding an insolvent insurance provider was initially disclosed. In fiscal years 1999 and 2000, the Company’s primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively “Reliance”). The Company had four open claims that were covered by Reliance policies in which defense and/or settlement costs exceeded a self-insured retention.

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

7. Stock Options and Stock Purchase Plans

The Company accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25. The Company has adopted the disclosure-only provisions of Statement 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”). Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and net income per share would be as follows (in thousands):

	For the three months ended September 30,
	2004	2003
Net loss to common stockholders, as reported	$(1,818)	$(150)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(30)	(118)

Pro forma net income to common stockholders	$(1,848)	$(268)

Net earnings per weighted average common share outstanding:
Basic — as reported	$(0.12)	$(0.01)

Basic — pro forma	$(0.12)	$(0.02)

Diluted — as reported	$(0.12)	$(0.01)

Diluted — pro forma	$(0.12)	$(0.02)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company’s debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company’s ability to implement, and the success of, new initiatives and investments, including expansion into new specialty areas and integration of the Company’s business units, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed on September 28, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include revenue recognition, impairment of goodwill, deferred taxes and insurance and claims reserves, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2004. There have been no material changes to these policies in fiscal 2005.

RESULTS OF OPERATIONS

Services Revenue

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

Services revenue in any given quarter during the three fiscal year period ended June 30, 2004, as a percentage of total annual services revenue, ranged from a high of 30.1% to a low of 20.8%, with services revenue earned in the first quarters of each of the last three fiscal years ranging from 23.1% to 25.3%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total services revenue of $103.7 million was recognized for the three months ended September 30, 2004 as compared to revenue of $101.9 million for the same period last year. Transaction fees remained relatively flat, increasing by $191,000, or 0.3%, in the current fiscal quarter over the same quarter in 2003. Although the Company realized increased commissions from investment sales in the current fiscal quarter, leasing commissions were predominately lower throughout the country due to a general decline in business confidence and a slowdown in the outlook for jobs. Management fees increased by $1.6 million, or 3.5%, during that same period due to increased reimbursed revenues related to salaries, wages and benefits, as described below.

Costs of Services

Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased slightly to 62.5% for the quarter ended September 30, 2004 as compared to 60.9% for the same period in 2003, as transaction production levels for the quarter outpaced the prior year in certain markets.

Reimbursable expenses, related to salaries, wages and benefits, increased by $1.8 million, or 5.4%, primarily due to the staffing requirements of new facility management assignments.

Salaries and other direct costs increased by $158,000, or 1.8%, in the current fiscal period over the same period in 2003.

Costs and Expenses

Salaries, wages and benefits increased by $1.0 million, or 8.1%, during the quarter ended September 30, 2004 as compared to September 30, 2003 as the Company filled certain vacant positions and incurred higher performance based incentive compensation. These increases were partially offset by lower health insurance claim activity in the current fiscal quarter compared to the prior year. Selling, general and administrative expenses remained relatively flat, increasing by $66,000 or 0.6%, for the same period.

Depreciation and amortization expense for the quarter ended September 30, 2004 decreased to $1.4 million from $1.7 million in the comparable period last year as the Company continued to control its investment in equipment, software and leasehold improvements. In addition, the Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of $319,000 was recognized in the quarter ended September 30, 2004 compared to $367,000 for the same period in the prior year.

Interest income remained relatively flat during the quarter ended September 30, 2004 as compared to the same period in the prior year as average invested funds decreased but interest rates increased.

Interest expense incurred during the quarters ended September 30, 2004 and 2003 was due primarily to the Company’s term loan borrowings under the respective credit facility in effect during the period. The credit facility in place throughout the three month period ended September 30, 2003 was provided by an affiliated entity of the Company’s controlling stockholder and Chairman. The Company refinanced this facility with an unaffiliated financial institution in June 2004. Interest expense was also incurred during the quarter ended September 30, 2003 due to an outstanding note payable-affiliate that was subsequently repaid in June 2004.

Net Income (Loss)

The net loss to common stockholders for the three months ended September 30, 2004 was $1.8 million, or $0.12 per common share on a diluted basis, as compared to $150,000, or $0.01 per common share, for the same period in the prior fiscal year. Dividends accrued on the Series A Preferred Stock issued by the Company were $438,000 for the quarter ended September 30, 2004 and $389,000 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2004, cash and cash equivalents decreased by $1.8 million. The Company used cash in operating activities of $1.3 million primarily to reduce its net current liabilities, in investing activities of $425,000 primarily for purchases of equipment, software and leasehold improvements and in other financing activities of $85,000.

See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company’s cash requirements are not met by operating cash flow or additional debt or equity proceeds, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances. The Company has no current principal payments due under the $25.0 million term portion of its Credit Facility with Deutsche Bank as of September 30, 2004. The Company also has a revolving line of credit of $15 million which is fully available as of September 30, 2004. During October 2004, the Company issued two letters of credit under the revolving line of credit to collateralize certain obligations related to its insurance programs, which letters totaled approximately $2.1 million.

Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on all credit facility obligations during fiscal year 2004 was 5.03%.

Scheduled principal payments on the term loan portion of the Credit Agreement total $2.0 million in the fiscal year ending June 30, 2006 and $23.0 million in the fiscal year ending June 30, 2007 when the term loan is scheduled to mature. The Company also has an option to extend the term loan maturity for an additional year.

The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through February 2014. Significant office leases in both the Chicago and New York City markets are expiring during calendar 2005 and the Company will be required to renew these leases or secure alternative office space. Historically, such renewal or new lease situations require additional capital expenditures to be made related to furnishings and/or leasehold improvements. The Company currently has not yet entered into any contractual lease arrangements in this regard, and the ultimate amount of any such capital expenditures regarding these two locations is presently unknown.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk — Derivatives

The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of September 30, 2004, the outstanding principal balances on these debt obligations totaled $25.0 million. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the new credit agreement executed by the Company in June 2004 required the Company to enter into interest rate protection agreements to effectively cap the variable interest rate exposure on a portion of the obligations for a period of two years. The Company executed such an interest agreement with Deutsche Bank AG in July 2004, which will provide for quarterly payments to the Company whenever the interest rate on the underlying notional amounts exceeds 3.5%, equal to the interest amount paid in excess of the 3.5% rate.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Interest rate risk — Debt

The Company’s earnings are affected by changes in short term interest rates as a result of the variable interest rates incurred on the Company’s credit facility obligations. However, due to its purchase of the interest rate cap agreement described above, the effects of interest rate changes are limited. If LIBOR borrowing rates increase by 50 basis points, over the average levels incurred by the Company during fiscal 2005, the Company’s interest expense would increase, and income before income taxes would decrease, by $125,000 per annum. Comparatively, if LIBOR borrowing rates decrease by 50 basis points below the average levels incurred by the Company during fiscal 2005, the Company’s interest expense would decrease, and income before income taxes would increase, by $125,000 per annum. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost and interest rate cap agreement. They do not consider the effects that such an environment could have on the level of overall economic activity. These sensitivity analyses also assume no changes in the Company’s future or past years’ financial structure.

Item 4. Controls and Procedures

Effective as of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II

OTHER INFORMATION

(Items 2, 3 and 4 are not applicable
for the quarter ended September 30, 2004)

Item 1. Legal Proceedings

The disclosure called for by Item 1 is incorporated by reference to Note 6 of Notes to Condensed Consolidated Financial Statements.

Item 5. Other Information

Registration statement on Form S-1

On October 29th, 2004 the Company filed a registration statement on Form S-1, registration no. 333-120094 (the “Registration Statement”), with the Securities and Exchange Commission (the “SEC”) relating solely to the resale of shares owned by certain stockholders of the Company; specifically, Warburg Pincus Investors Liquidating Trust, as successor to Warburg Pincus Investors, L.P. (“Warburg Pincus”), The Goldman Sachs Group (“Goldman Sachs”), and Goldman Sachs’ affiliate, Archon Group, L.P. (“Archon”). The Registration Statement was filed pursuant to a written demand for registration made by Warburg Pincus under a registration rights agreement that Warburg Pincus, and others, had entered into with the Company in December of 1996 in connection with equity financing that was provided to the Company at the time. Goldman Sachs and Archon included their shares on the Registration Statement pursuant to their “piggy back” registration rights under the registration rights agreement that Archon had entered into with the Company in connection with additional equity financing that was provided to the Company in January 1997. The Registration Statement relates to an aggregate of 7,471,257 shares of the Company’s common stock: 5,861,902 shares owned by Warburg Pincus; 1,496,700 shares owned by Goldman Sachs; and 112,655 shares owned by the Archon Group. The Company will not receive any proceeds from the sale of these shares nor will the sale of all of these shares result in a change in control of the Company. The Company currently believes that the Registration Statement will be declared effective by the SEC during the week of November 15, 2004.

Executive employment agreement

On November 9, 2004 the Company entered into a new executive employment agreement, effective as of January 1, 2004, with Robert Osbrink, the Company’s President of Transaction Services and one of the three Co-Chief Executive Officers of the Company. Pursuant to the terms of his new executive employment agreement, Mr. Osbrink receives a base salary of no less than $400,000 per year, as well as additional bonus compensation and long-term incentive compensation based upon metrics established from time to time by the Compensation Committee of the Board of Directors. Mr. Osbrink is also entitled to participate in all benefit plans, including but not limited to, medical, dental, retirement, disability and all life insurance plans, that are generally made available by the Company to similarly situated executives. In the event that Mr. Osbrink is terminated by the Company without cause, or Mr. Osbrink terminates his employment agreement for “good reason”, as that term is defined in the agreement, he is entitled to receive his base salary for twelve (12) months, payable in accordance with the Company’s normal payroll practices, plus reimbursement for COBRA payments until the earlier of twelve (12) months, or until such time as Mr. Osbrink obtains health insurance from another source. In addition, upon Mr. Osbrink’s termination in connection with a “change in control”, as that term is defined in the agreement, Mr. Osbrink is entitled to receive two (2x) times his base salary plus two (2x) times his “applicable bonus”, as that term is defined in the agreement, paid ratably over twelve (12) months. The agreement also contains a confidentiality, non-competition, no-raid, non-solicitation and non-disparagement provisions. The term of Mr. Osbrink’s new employment agreement is through December 31, 2007, and this new agreement supercedes Mr. Osbrink’s current executive employment agreement with the Company, which was due to expire on January 1, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.3	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002 incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

3.4	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(10)	Material Contracts

10.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004.

*Management contract or compensatory plan or arrangement.

(31)	Section 302 Certifications

(32)	Section 906 Certification

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated October 29, 2004 was filed with the Securities and Exchange Commission on November 2, 2004 reporting under Item 8.01 that the Company issued a press release announcing that it had filed a registration statement of Form S-1 relating to its common stock.

     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY

(Registrant)

Date: November 15, 2004	/s/ Brian D. Parker

Brian D. Parker
Chief Financial Officer and
acting in capacity of co-Chief Executive Officer

Grubb & Ellis Company

EXHIBIT INDEX

for the quarter ended September 30, 2004

Exhibit

(10)	Material Contracts

10.1	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004.

(31)	Section 302 Certifications

(32)	Section 906 Certification