Form 10-Q
period 2004-12-31
GRUBB & ELLIS CO
filed 2005-02-18
CIK 216039

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

15,114,871

(Number of shares outstanding of the registrant’s
common stock at February 04, 2005)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $800 and $3,340 at December 31, 2004 and June 30, 2004, respectively	$36,972	$14,971
Services fees receivable, net	15,156	10,810
Other receivables	2,875	2,968
Professional service contracts, net	1,316	1,184
Prepaid income taxes	190	251
Prepaid and other current assets	3,423	1,979
Deferred tax assets, net	3,000	3,000

Total current assets	62,932	35,163
Noncurrent assets:
Equipment, software and leasehold improvements, net	8,970	9,865
Goodwill, net	24,763	24,763
Other assets	3,688	3,924

Total assets	$100,353	$73,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities :
Accounts payable	$4,275	$4,756
Commissions payable	8,485	6,433
Dividends payable	3,637	—
Accrued compensation and employee benefits	12,727	9,072
Deferred commissions payable	13,845	312
Other accrued expenses	7,287	5,968

Total current liabilities	50,256	26,541
Long-term liabilities:
Credit facility debt	25,000	25,000
Accrued claims and settlements	5,432	5,523
Other liabilities	1,685	2,028

Total liabilities	82,373	59,092

Stockholders’ equity:
Preferred stock: 1,000,000 shares authorized; 11,725 Series A shares issued and outstanding at $1,000 stated value at December 31, 2004 and June 30, 2004, respectively	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 15,114,871 and 15,097,371 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively	151	151
Additional paid-in-capital	67,822	71,410
Accumulated other comprehensive income	22	—
Retained deficit	(61,740)	(68,663)

Total stockholders’ equity	17,980	14,623

Total liabilities and stockholders’ equity	$100,353	$73,715

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2004	2003	2004	2003
Services revenue:
Transaction fees	$86,197	$75,051	$141,950	$130,613
Management fees, including reimbursed salaries, wages and benefits	49,383	48,738	97,309	95,060

Total services revenue	135,580	123,789	239,259	225,673

Costs of services:
Transaction commissions	55,513	46,528	90,369	80,336
Reimbursable salaries, wages and benefits	36,224	34,872	71,289	68,183
Salaries, wages, benefits and other direct costs	8,876	9,537	17,769	18,272

Total costs of services	100,613	90,937	179,427	166,791

Costs and expenses:
Salaries, wages and benefits	13,306	9,953	26,596	22,252
Selling, general and administrative	11,510	12,689	22,708	23,821
Depreciation and amortization	1,465	1,634	2,908	3,363

Total costs	126,894	115,213	231,639	216,227

Total operating income	8,686	8,576	7,620	9,446

Other income and expenses:
Interest income	90	47	132	88
Interest expense	(398)	(147)	(754)	(274)
Interest expense – affiliate	—	(512)	—	(1,057)

Income before income taxes	8,378	7,964	6,998	8,203

Provision for income taxes	(75)	(116)	(75)	(116)

Net income	8,303	7,848	6,923	8,087

Preferred stock dividends accrued	(451)	(401)	(889)	(790)

Net income to common stockholders	$7,852	$7,447	$6,034	$7,297

Net income per weighted average common share outstanding:

Basic -	$0.52	$0.49	$0.40	$0.48

Diluted -	$0.52	$0.49	$0.40	$0.48

Weighted average common shares outstanding:

Basic -	15,114,871	15,097,371	15,108,974	15,097,371

Diluted -	15,231,924	15,098,494	15,200,313	15,097,933

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	December 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$6,923	$8,087
Adjustments to reconcile net income to net cash provided by operating activities:
Deferral of payment of services commissions	13,533	9,953
Depreciation and amortization expense	2,908	3,363
Payment of severance costs and office closure costs	(703)	(2,968)
Recovery for services fees receivable valuation allowances	(139)	(49)
Net receipt of tax refunds	45	280
Funding of multi-year service contracts	(375)	(344)
Increase in services fees receivable	(4,064)	(246)
Decrease in prepaid income taxes	16	77
Increase in prepaid and other assets	(1,894)	(3,958)
Increase in accounts and commissions payable	1,483	4,237
Increase in accrued compensation and employee benefits	3,663	2,649
Decrease in accrued claims and settlements	(91)	(625)
Increase in other liabilities	1,881	1,334

Net cash provided by operating activities	23,186	21,790

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(1,251)	(493)
Other investing activities	151	—

Net cash used in investing activities	(1,100)	(493)

Cash Flows from Financing Activities:
Repayment of borrowing from affiliate	—	(5,000)
Other financing activities	(85)	—

Cash used in financing activities	(85)	(5,000)

Net increase in cash and cash equivalents	22,001	16,297

Cash and cash equivalents at beginning of period	14,971	13,938

Cash and cash equivalents at end of period, including restricted deposits of $800 and $3,340 at December 31, 2004 and 2003, respectively	$36,972	$30,235

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

Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be achieved in future periods.

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

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $22,000 and $125,000 of unrealized income during the six months ended December 31, 2004 and 2003, respectively. These results, along with the Company’s net income of $6,923,000 and $8,087,000 for the six months ended December 31, 2004 and 2003, resulted in Total Comprehensive Income of $6,945,000 and $8,212,000 for the respective periods.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

3. Income Taxes

The provision for income taxes for the six months ended December 31, 2004 and 2003 is as follows (in thousands):

	For the six months ended
	December 31,
	2004	2003
Current provision	$(2,508)	$(1,572)
Deferred provision	(672)	(2,302)
Decrease in valuation allowance	3,105	3,758

	$(75)	$(116)

The Company recorded prepaid taxes totaling approximately $190,000 and $251,000 as of December 31, 2004 and June 30, 2004, respectively. Included in these assets are tax refund receivables resulting from filed state returns and prepaid tax estimates totaling approximately $166,000 and $109,000 at December 31, 2004 and June 30, 2004, respectively. Also included are tax effected operating loss carrybacks totaling approximately $24,000 and $142,000 at December 30, 2004 and June 30, 2004, respectively, which the Company will realize or has realized primarily against state tax liability payments made in prior tax years. The Company also received net tax refunds of approximately $45,000 and $280,000 during the six months ended December 31, 2004 and 2003, respectively, primarily related to its state tax carrybacks.

The Company realized approximately $3.1 million of its deferred tax assets during the six months ended December 31, 2004 due to the generation of significant taxable income during the period. Similarly, the Company decreased its valuation allowance related to its deferred tax assets by approximately the same amount as of December 31, 2004 due to the likelihood that the Company would continue to realize a portion of its deferred assets in future periods. During the six months ended December 31, 2003, the Company generated sufficient taxable income to realize a portion of its deferred tax assets and correspondingly reduced the valuation allowance by approximately $3.8 million. The Company had fully reserved its deferred tax assets at June 30, 2003 to reflect uncertainty at that time in regards to the realization of the assets in future periods.

4. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

4. Earnings per Common Share (Continued)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income to common stockholders	$7,852	$7,447	$6,034	$7,297

Basic earnings per common share:

Weighted average common shares outstanding	15,115	15,097	15,109	15,097

Net income per common share – basic	$0.52	$0.49	$0.40	$0.48

Diluted earnings per common share:

Weighted average common shares outstanding	15,115	15,097	15,109	15,097
Effect of dilutive securities:
Stock options and warrants	117	1	91	1

Weighted average dilutive common shares outstanding	15,232	15,098	15,200	15,098

Net income per common share – diluted	$0.52	$0.49	$0.40	$0.48

Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were approximately 814,000 and 1,521,000 at December 31, 2004 and 2003, respectively, and were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the six months.

5. Exchange of Preferred Stock

On December 30, 2004, the Company entered into an agreement (the “Preferred Stock Exchange Agreement”) with Kojaian Ventures, L.L.C. (“KV”), a related party, in KV’s capacity as the holder of all the Company’s issued and outstanding 11,725 shares of Series A Preferred Stock which carries a preferential cumulative dividend of 12% per annum (the “Series A Preferred Stock”). Pursuant to the Preferred Stock Exchange Agreement, the Company agreed to pay to KV all accrued and unpaid dividends with respect to the Series A Preferred Stock for the period September 19, 2002, the date of issuance of the Series A Preferred Stock, up to and through December 31, 2004. In exchange therefore, KV agreed to eliminate in its entirety, as of January 1, 2005, the 12% preferential cumulative dividend payable on the Series A Preferred Stock. Upon the closing of the transaction in January 2005, the Company delivered to KV the one time accrued dividend payment of approximately $3.6 million.

The Company and KV effected the elimination of the 12% cumulative preferred dividend with respect to the Series A Preferred Stock by an exchange of preferred securities. Specifically, simultaneously upon the consummation of the transaction on January 4, 2005, KV delivered to the Company its original share certificate representing 11,725 shares of Series A Preferred Stock in exchange for a new share certificate representing 11,725 shares of a newly created Series A-1 Preferred Stock of the Company (the “New Preferred Stock”). The New Preferred Stock is identical in all respects to the Series A Preferred Stock except that the New Preferred Stock does not have a cumulative preferred dividend and is now only entitled to receive dividends if and when dividends are declared and paid to holders of the Company’s common stock.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

5. Exchange of Preferred Stock (Continued)

Like the Series A Preferred Stock, the New Preferred Stock is not convertible into common stock, but nonetheless votes on an “as liquidated basis” along with the holders of common stock on all matters. Consequently, the New Preferred Stock, like the Series A Preferred Stock, currently is entitled to the number of votes equal to 11,173,925 shares of common stock, or approximately 42.5% of all voting securities of the Company. In addition, as noted above, with the elimination of the preferential cumulative dividend, the New Preferred Stock will now only be entitled to receive dividends if and when dividends are declared by the Company on, and paid to holders of, the Company’s common stock. The holders of the New Preferred Stock will receive dividends, if any, based upon the number of voting common stock equivalents represented by the New Preferred Stock.

6. Segment Information

The Company has two reportable segments – Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other special charges (“EBITDA”) that include an allocation (primarily based on segment revenue) of certain corporate level administrative expenses (amounts in thousands).

	Transaction	Management	Segment
	Services	Services	Totals
Six months ended December 31, 2004
Total revenue	$141,950	$97,309	$239,259
EBITDA	10,519	9	10,528
Total assets as of December 31, 2004	81,406	15,757	97,163
Goodwill, net	18,376	6,387	24,763

Six months ended December 31, 2003
Total revenue	$130,613	$95,060	$225,673
EBITDA	12,196	613	12,809
Total assets as of December 31, 2003	73,262	19,117	92,379
Goodwill, net	20,571	6,387	26,958

Reconciliation of Segment EBITDA to Income Before Income Taxes

	Six Months Ended December 30
	2004	2003
Total segment EBITDA	$10,528	$12,809
Less:
Depreciation & amortization	(2,908)	(3,363)
Net interest expense	(622)	(1,243)

Income before income taxes	$6,998	$8,203

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

6. Segment Information (Continued)

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of December 31,
	2004	2003
Total segment assets	$97,163	$92,379
Current tax assets	190	312
Deferred tax assets	3,000	—

Total assets	$100,353	$92,691

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

7. Commitments and Contingencies

Environmental:

As first reported in the Company’s Form 10-Q for the period ended December 31, 2000 and subsequently updated in its Form 10-K for the year ended June 30, 2004, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. As of December 31, 2004, the Company’s share of cumulative costs to remediate and monitor this situation is estimated at approximately $1,157,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm, or an increase of $100,000 during the six months ended December 31, 2004. Approximately $974,000 of this amount has been paid as of December 31, 2004 and the remaining $183,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

7. Commitments and Contingencies (Continued)

Insolvent Insurance Provider:

In the Company’s Form 10-Q for the period ended December 31, 2001, the following situation regarding an insolvent insurance provider was initially disclosed and subsequently updated in the Company's Form 10-K for the year ended June 30, 2004. In fiscal years 1999 and 2000, the Company’s primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively “Reliance”). The Company had four open claims that were covered by Reliance policies in which defense and/or settlement costs exceeded a self-insured retention.

In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company’s open claims. The Company had established loss reserves for the estimated settlement costs of the claims and all of the claims have now been resolved. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment in excess of the self-insured retention from the liquidator. No new significant information has been obtained in the six months ended December 31, 2004. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.

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

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

8. Stock Options and Stock Purchase Plans (Continued)

	For the six months ended December 31,
	2004	2003
Net income to common stockholders, as reported	$6,034	$7,297

Add: Total stock-based employee compensation expense determined under the intrinsic value method for all
awards, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method for
all awards, net of related tax effects	(57)	(187)

Pro forma net income to common stockholders	$5,977	$7,110

Net earnings per weighted average common share outstanding:

Basic – as reported	$0.40	$0.48

Basic – pro forma	$0.40	$0.47

Diluted – as reported	$0.40	$0.48

Diluted – pro forma	$0.39	$0.47

9. Change in Accounting Estimate

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

Services revenue in any given quarter during the three fiscal year period ended June 30, 2004, as a percentage of total annual services revenue, ranged from a high of 30.1% to a low of 20.8%, with services revenue earned in the second quarters of each of the last three fiscal years ranging from 28.1% to 30.1%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total services revenue of $239.3 million was recognized for the six months ended December 31, 2004 as compared to revenue of $225.7 million for the same period last year. Transaction fees increased by $11.3 million, or 8.7%, in the current fiscal period over the same period in 2003. The Company continued to realize increased commissions from investment sales in the current fiscal year, as well as from industrial leasing and land sales. Management fees increased by $2.2 million, or 2.4%, during that same period due to increased reimbursed revenues related to salaries, wages and benefits, as described below.

Total revenue for the quarter ended December 31, 2004 was $135.6 million, an increase of 9.5% over revenue of $123.8 for the same period last year. Transaction services fees increased by $11.1 or 14.9% in the current fiscal quarter over the same quarter in 2003 due primarily to an increase in commissions from industrial and office leases, while management services fees increased by $645,000 or 1.3% during the same period.

Costs of Services

Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 63.7% for the six months ended December 31, 2004 as compared to 61.5% for the same period in 2003 and increased to 64.4% from 62.0% for the respective quarters ended December 31 in the same periods. These increases resulted from higher overall transaction revenues as well as increased transaction production levels in certain markets in the country.

Reimbursable expenses, related to salaries, wages and benefits, increased by $3.1 million, or 4.6% in the current fiscal period over the same period in 2003, and $1.4 million, or 3.9%, for the respective quarters ended December 31 in the same periods, primarily due to the staffing requirements of new facility management assignments.

Salaries and other direct costs decreased by $503,000, or 2.8%, in the current fiscal period over the same period in 2003, and $661,000, or 6.9%, for the respective quarters ended December 31 in the same periods.

Costs and Expenses

Salaries, wages and benefits increased by $4.3 million, or 19.5%, during the six months ended December 31, 2004 as compared to December 31, 2003 as the Company incurred higher performance based incentive compensation. A significant part of this increase related to a decrease in the estimate of the Company’s incurred but not paid health insurance claims during the quarter ended December 31, 2003, along with an increase in the workers compensation insurance liability during the quarter ended December 31, 2004. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information. Selling, general and administrative expenses decreased by $1.1 million or 4.7%, for the same period. Similarly, for the quarter ended December 31, 2004, salaries, wages and benefits increased by $3.4 million, or 33.7%, as compared to the same period in the prior year, while selling, general and administrative expenses decreased $1.2 million, or 9.3%.

Depreciation and amortization expense for the six months ended December 31, 2004 decreased 13.5% to $2.9 million from $3.4 million in the comparable period last year as the Company continued to closely monitor its investment in equipment, software and leasehold improvements. In addition, the Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts increased slightly to $695,000 from $675,000 for the six months ended December 31, 2004 as compared to the same period in the prior year and slightly offset the decrease. A similar related overall decrease resulted in the quarter ended December 31, 2004, as depreciation and amortization expense decreased $169,000, or 10.3%, from the comparable prior year period.

Interest income increased during the six months ended December 31, 2004 as compared to the same period in the prior year as average invested funds and interest rates increased.

Interest expense incurred during the six months ended December 31, 2004 and 2003 was due primarily to the Company’s term loan borrowings under the respective credit facility in effect during the period. The credit facility in place throughout the six month period ended December 31, 2003 was provided by an affiliated entity of the Company’s controlling stockholder and Chairman. The Company refinanced this facility with an unaffiliated financial institution in June 2004. Interest expense was also incurred during the six months ended December 31, 2003 due to an outstanding note payable-affiliate that was subsequently repaid in June 2004.

Net Income

Net income to common stockholders for the six months ended December 31, 2004 was $6.0 million, or $0.40 per common share on a diluted basis, as compared to $7.3 million, or $0.48 per common share, for the same period in the prior fiscal year. For the quarter ended December 31, 2004, net income was $7.9 million, or $0.52 per common share on a diluted basis, as compared to $7.4 million, or $0.49 per common share, for the same period in fiscal year 2004. Dividends accrued on the Series A Preferred Stock issued by the Company were $889,000 for the six months ended December 31, 2004 and $790,000 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2004, the Company generated net cash flow from operating activities of $23.2 million including cash retained as a result of the deferral of payments of commissions totaling $13.5 million, used $1.1 million in net investing activities primarily for purchases of equipment, software and leasehold improvements and used $85,000 in other financing activities.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $13.5 million, related to revenues earned in calendar year 2004, were paid in January 2005, and production and incentive bonuses of approximately $6.8 million are expected to be paid during the quarter ended March 31, 2005.

See Note 6 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

On December 30, 2004, the Company entered into the Preferred Stock Exchange Agreement with KV, in its capacity as the holder of all the Company’s issued and outstanding 11,725 shares of Series A Preferred Stock which carries a preferential cumulative dividend of 12% per annum. Pursuant to the Preferred Stock Exchange Agreement, the Company agreed to pay to KV all accrued and unpaid dividends with respect to the Series A Preferred Stock for the period September 19, 2002, the date of issuance of the Series A Preferred Stock, up to and through December 31, 2004. In exchange therefore, KV agreed to eliminate in its entirety, as of January 1, 2005, the 12% preferential cumulative dividend payable on the Series A Preferred Stock. Upon the closing of the transaction in January 2005, the Company delivered to KV the one time accrued dividend payment of approximately $3.6 million.

The Company and KV effected the elimination of the 12% cumulative preferred dividend with respect to the Series A Preferred Stock by an exchange of preferred securities. Specifically, simultaneously upon the consummation of the transaction on January 4, 2005, KV delivered to the Company its original share certificate representing 11,725 shares of Series A Preferred Stock in exchange for a new share certificate representing 11,725 shares of a newly created Series A-1 Preferred Stock of the Company, or the New Preferred Stock. The New Preferred Stock is identical in all respects to the Series A Preferred Stock except that the New Preferred Stock does not have a cumulative preferred dividend and is now only entitled to receive dividends if and when dividends are declared and paid to holders of the Company’s common stock.

Consequently, the ownership interest of KV and its affiliates in the Company (the combined total holdings of Series A-1 Preferred Stock and Common Stock) remains the same, which is currently equal to approximately 57% of the Company's total voting power. The Company's Board of Directors believes, however, that common stockholders of the Company who are not affiliated with KV benefit favorably from the elimination of the 12% preferential dividend resulting from the exchange of the old Series A Preferred Stock for the new Series A-1 Preferred Stock which will carry to preferential dividend. The Company's Board of Directors also believes that common stockholders unaffiliated with KV should be cognizant of the dilutive effect to common stockholders as a result of the Series A-1 Preferred Stock (which has the same dilutive effect as the old Series A Preferred Stock) in the event there occurs a liquidation, sale event or change in control with respect to the company at some point in the future.

Like the Series A Preferred Stock, the New Preferred Stock is not convertible into common stock, but nonetheless votes on an “as liquidated basis” along with the holders of common stock on all matters. Consequently, the New Preferred Stock, like the Series A Preferred Stock, currently is entitled to the number of votes equal to 11,173,925 shares of common stock, or approximately 42.5% of all voting securities of the Company. In addition, as noted above, with the elimination of the preferential cumulative dividend, the New Preferred Stock will now only be entitled to receive dividends if and when dividends are declared by the Company on, and paid to holders of, the Company’s common stock. The holders of the New Preferred Stock will receive dividends, if any, based upon the number of voting common stock equivalents represented by the New Preferred Stock.

In the event of adverse economic conditions or other unfavorable events, and to the extent that the Company’s cash requirements are not met by operating cash flow or additional debt or equity proceeds, the Company may find it necessary to reduce expenditure levels or undertake other actions as may be appropriate under the circumstances. The Company has no current principal payments due under the $25.0 million term portion of its Credit Facility with Deutsche Bank as of December 31, 2004. The Company also has a revolving line of credit of $15 million, of which approximately $12.5 million is available as of December 31, 2004. During the quarter ended December 31, 2004, the Company issued three letters of credit, totaling approximately $2.5 million, under the revolving line of credit to collateralize certain obligations related to its insurance programs.

Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on all credit facility obligations during fiscal years 2005 and 2004 was 5.75% and 5.04%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk - Derivatives

The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of December 31, 2004, the outstanding principal balances on these debt obligations totaled $25.0 million. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the new credit agreement executed by the Company in June 2004 required the Company to enter into interest rate protection agreements to effectively cap the variable interest rate exposure on a portion of the obligations for a period of two years. The Company executed such an interest agreement with Deutsche Bank AG in July 2004, which will provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 3.5% of the underlying notional amounts.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Interest rate risk - Debt

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

Item 4. Controls and Procedures

Effective as of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15e under the Exchange Act). Based upon the evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II

OTHER INFORMATION

(Items 2 and 3 are not applicable
for the quarter ended December 31, 2004)

Item 1. Legal Proceedings

The disclosure called for by Item 1 is incorporated by reference to Note 7 of Notes to Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 annual meeting of stockholders of the Company was held on November 9, 2004. The Company submitted to a vote of stockholders, through the solicitation of proxies, the election of five directors, representing the entire Board of Directors. The votes cast for and withheld with respect to each nominee for election as director were as follows:

		Votes
		Withholding
Nominee	Votes For	Authority
R. David Anacker	19,910,013	36,470
Anthony G. Antone	19,701,754	244,729
C. Michael Kojaian	19,733,339	213,144
Robert J. McLaughlin	19,908,971	37,512
Rodger D. Young	19,699,567	246,916

Item 5. Other Information

Registration statement on Form S-1

On October 29th, 2004 the Company filed a registration statement on Form S-1, registration no. 333-120094 (the “Registration Statement”), with the Securities and Exchange Commission (the “SEC”) relating solely to the resale of shares owned by certain stockholders of the Company; specifically, Warburg Pincus Investors Liquidating Trust, as successor to Warburg Pincus Investors, L.P. (“Warburg Pincus”), The Goldman Sachs Group (“Goldman Sachs”), and Goldman Sachs’ affiliate, Archon Group, L.P. (“Archon”). The Registration Statement was filed pursuant to a written demand for registration made by Warburg Pincus under a registration rights agreement that Warburg Pincus, and others, had entered into with the Company in December of 1996 in connection with equity financing that was provided to the Company at the time. Goldman Sachs and Archon included their shares on the Registration Statement pursuant to their “piggy back” registration rights under the registration rights agreement that Archon had entered into with the Company in connection with additional equity financing that was provided to the Company in January 1997. The Registration Statement relates to an aggregate of 7,471,257 shares of the Company’s common stock: 5,861,902 shares owned by Warburg Pincus; 1,496,700 shares owned by Goldman Sachs; and 112,655 shares owned by the Archon Group. The Company will not receive any proceeds from the sale of these shares nor will the sale of all of these shares result in a change in control of the Company. The Registration Statement was declared effective by the SEC on November 15, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.3	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002 incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

3.4	Preferred Stock Exchange Agreement dated as of December 30, 2004 by and between the Registrant and Kojaian Ventures, L.L.C. incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.5	Certificate of Designations, Number, Voting Posers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005 incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.6	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(10)	Material Contracts

10.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.

*Management contract or compensatory plan or arrangement.

(31)	Section 302 Certifications

(32)	Section 906 Certification

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated October 29, 2004 was filed with the Securities and Exchange Commission on November 2, 2004 reporting under Item 8.01 that the Company issued a press release announcing that it had filed a registration statement of Form S-1 relating to its common stock.

A Current Report on Form 8-K dated November 15, 2004 was filed with the Securities and Exchange Commission on November 19, 2004 reporting under Item 8.01 that the Company issued a press release announcing that the registration statement of Form S-1 relating to its common stock that the Company had previously filed had been declared effective.

A Current Report on Form 8-K dated December 30, 2004 was filed with the Securities and Exchange Commission on January 6, 2005 reporting under Item 1.01 and Item 3.02 the entering into of the Preferred Stock Exchange Agreement.

     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
Date: February 18, 2005	/s/ Brian D. Parker
Brian D. Parker
Chief Financial Officer and acting in capacity of co-Chief Executive Officer

Grubb & Ellis Company

EXHIBIT INDEX

for the quarter ended December 31, 2004

Exhibit

(31)	Section 302 Certifications

(32)	Section 906 Certification