Form 10-Q
period 2005-03-31
GRUBB & ELLIS CO
filed 2005-05-16
CIK 216039

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☑

15,114,871

(Number of shares outstanding of the registrant’s common stock at May 6, 2005)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $800 and $3,340 at March 31, 2005 and June 30, 2004, respectively	$15,713	$14,971
Services fees receivable, net	12,462	10,810
Other receivables	2,634	2,968
Professional service contracts, net	1,941	1,184
Prepaid and other current assets	2,181	2,230
Deferred tax assets, net	3,000	3,000

Total current assets	37,931	35,163
Noncurrent assets:
Equipment, software and leasehold improvements, net	8,594	9,865
Goodwill, net	24,763	24,763
Other assets	5,406	3,924

Total assets	$76,694	$73,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,225	$4,756
Commissions payable	5,794	6,433
Accrued compensation and employee benefits	10,077	9,072
Other accrued expenses	6,046	6,280

Total current liabilities	25,142	26,541
Long-term liabilities:
Credit facility debt	25,000	25,000
Accrued claims and settlements	5,850	5,523
Other liabilities	1,584	2,028

Total liabilities	57,576	59,092

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at March 31, 2005 and June 30, 2004	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 15,114,871 and 15,097,371 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	151	151
Additional paid-in-capital	67,843	71,410
Accumulated other comprehensive income	45	—
Retained deficit	(60,646)	(68,663)

Total stockholders’ equity	19,118	14,623

Total liabilities and stockholders’ equity	$76,694	$73,715

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2005	2004	2005	2004
Services revenue:
Transaction fees	$59,967	$53,926	$201,917	$184,539
Management fees, including reimbursed salaries, wages and benefits	49,472	48,476	146,781	143,536

Total services revenue	109,439	102,402	348,698	328,075

Costs of services:
Transaction commissions	35,186	31,858	125,555	112,194
Reimbursable salaries, wages and benefits	36,595	35,558	107,884	103,741
Salaries, wages, benefits and other direct costs	8,852	8,983	26,621	27,255

Total costs of services	80,633	76,399	260,060	243,190

Costs and expenses:
Salaries, wages and benefits	14,008	13,160	40,604	35,405
Selling, general and administrative	12,011	11,667	34,719	35,320
Depreciation and amortization	1,394	1,555	4,302	4,912
Office closure and other special charges	—	2,369	—	2,550

Total costs	108,046	105,150	339,685	321,377

Operating income (loss)	1,393	(2,748)	9,013	6,698

Other income and expenses:
Interest income	119	45	251	133
Interest expense	(418)	(84)	(1,172)	(358)
Interest expense – affiliate	—	(495)	—	(1,552)

Income (loss) before income taxes	1,094	(3,282)	8,092	4,921

Provision for income taxes	—	—	(75)	(116)

Net income (loss)	1,094	(3,282)	8,017	4,805

Preferred stock dividends accrued	—	(408)	(889)	(1,198)

Net income (loss) to common stockholders	$1,094	$(3,690)	$7,128	$3,607

Net income (loss) per weighted average common share outstanding:

Basic -	$0.07	$(0.24)	$0.47	$0.24

Diluted -	$0.07	$(0.24)	$0.47	$0.24

Weighted average common shares outstanding:

Basic -	15,114,871	15,097,371	15,110,911	15,097,371

Diluted -	15,205,232	15,097,371	15,201,924	15,100,074

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$8,017	$4,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,302	4,912
Stock-based compensation expense	21	—
Accrued office closure and other special charges	—	2,550
Payment of severance costs and office closure costs	(959)	(3,784)
Net receipt of tax refunds	66	399
Funding of multi-year service contracts	(3,116)	(681)
(Increase) decrease in services fees receivable	(1,526)	1,300
(Increase) decrease in prepaid and other assets	168	(3,713)
Increase (decrease) in accounts and commissions payable	(1,954)	2,206
Increase (decrease) in accrued compensation and employee benefits	1,013	(526)
Increase (decrease) in accrued claims and settlements	327	(818)
Increase (decrease) in other liabilities	251	(172)

Net cash provided by operating activities	6,610	6,478

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(1,897)	(837)
Other investing activities	301	30

Net cash used in investing activities	(1,596)	(807)

Cash Flows from Financing Activities:
Repayment of borrowing from affiliate	—	(5,000)
Payment of dividends on Series A Preferred Stock	(3,637)	—
Deferred financing fees	(685)	—
Other financing activities	50	—

Net cash used in financing activities	(4,272)	(5,000)

Net increase in cash and cash equivalents	742	671

Cash and cash equivalents at beginning of period	14,971	13,938

Cash and cash equivalents at end of period, including restricted deposits of $800 and $3,513 at March 31, 2005 and 2004, respectively	$15,713	$14,609

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

Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be achieved in future periods.

In December 2004, the Financial Accounting Standards Board issued Statement 123(R) (“FAS 123(R)”) effective for fiscal years beginning after June 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Currently, the Company accounts for certain stock-based compensation awards based upon an intrinsic value method, and reports the impact of the fair value method of accounting for these awards as supplemental disclosure within its footnotes to its financial statements. Generally, companies will be required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards. The Company will apply the new rules on accounting for stock-based compensation awards beginning in the first fiscal quarter of fiscal 2006, which for the Company would be the quarter ending September 30, 2005. The Company has reviewed the provisions of FAS 123(R) and has determined that it will not have a material impact on its financial position or results of operations.

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

The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $45,000 and $174,000 of unrealized income during the nine months ended March 31, 2005 and 2004, respectively. These results, along with the Company’s net income

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

2. Total Comprehensive Income (Continued)

of $8,017,000 and $4,805,000 for the nine months ended March 31, 2005 and 2004, resulted in Total Comprehensive Income of $8,062,000 and $4,979,000 for the respective periods.

3. Income Taxes

The provision for income taxes for the nine months ended March 31, 2005 and 2004 is as follows (in thousands):

	For the nine months ended
	March 31,
	2005	2004
Current provision	$(2,946)	$(1,572)
Deferred provision	(672)	(989)
Decrease in valuation allowance	3,543	2,445

	$(75)	$(116)

The Company recorded prepaid taxes totaling approximately $218,000 and $251,000 as of March 31, 2005 and June 30, 2004, respectively, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings. The Company also received net tax refunds of approximately $66,000 and $399,000 during the nine months ended March 31, 2005 and 2004, respectively, primarily related to its state tax carrybacks.

The Company realized approximately $3.5 million of its deferred tax assets during the nine months ended March 31, 2005 due to the generation of significant taxable income during the period. Similarly, the Company decreased its valuation allowance related to its deferred tax assets by approximately the same amount as of March 31, 2005 due to the likelihood that the Company would continue to realize a portion of its deferred assets in future periods. During the nine months ended March 31, 2004, the Company generated sufficient taxable income to realize a portion of its deferred tax assets and correspondingly reduced the valuation allowance by approximately $2.4 million. The Company had fully reserved its deferred tax assets at June 30, 2003 to reflect uncertainty at that time in regards to the realization of the assets in future periods.

4. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

4. Earnings per Common Share (Continued)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss) to common stockholders	$1,094	$(3,690)	$7,128	$3,607

Basic earnings per common share:

Weighted average common shares outstanding	15,115	15,097	15,111	15,097

Net income (loss) per common share – basic	$0.07	$(0.24)	$0.47	$0.24

Diluted earnings per common share:

Weighted average common shares outstanding	15,115	15,097	15,111	15,097
Effect of dilutive securities:
Stock options	90	—	91	3

Weighted average dilutive common shares outstanding	15,205	15,097	15,202	15,100

Net income (loss) per common share – diluted	$0.07	$(0.24)	$0.47	$0.24

Additionally, options to purchase shares of common stock, the effect of which would be anti-dilutive, totaled approximately 1,265,000 and 1,030,000 for the nine months ended March 31, 2005 and 2004, respectively, and 765,000 and 1,229,000 for the three months ended. These options were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

5. Exchange of Preferred Stock

On December 30, 2004, the Company entered into an agreement (the “Preferred Stock Exchange Agreement”) with Kojaian Ventures, L.L.C. (“KV”), a related party, in KV’s capacity as the holder of all the Company’s issued and outstanding 11,725 shares of Series A Preferred Stock which carried a preferential cumulative dividend of 12% per annum (the “Series A Preferred Stock”). Pursuant to the Preferred Stock Exchange Agreement, the Company agreed to pay to KV all accrued and unpaid dividends with respect to the Series A Preferred Stock for the period September 19, 2002, the date of issuance of the Series A Preferred Stock, up to and through December 31, 2004. In exchange therefore, KV agreed to eliminate in its entirety, as of January 1, 2005, the 12% preferential cumulative dividend payable on the Series A Preferred Stock. Upon the closing of the transaction in January 2005, the Company delivered to KV the one time accrued dividend payment of approximately $3.6 million.

The Company and KV effected the elimination of the 12% cumulative preferred dividend with respect to the Series A Preferred Stock by an exchange of preferred securities. Specifically, simultaneously upon the consummation of the transaction on January 4, 2005, KV delivered to the Company its original share certificate representing 11,725 shares of Series A Preferred Stock in exchange for a new share certificate representing 11,725 shares of a newly created Series A-1 Preferred Stock of the Company (the “New Preferred Stock”). The New Preferred Stock is identical in all respects to the Series A Preferred Stock except that the New Preferred Stock does not have a cumulative preferred dividend and is now only entitled to receive dividends if and when dividends are declared and paid to holders of the Company’s common stock. As was the case with the Series A Preferred Stock, the New Preferred Stock has a preference over the Company’s Common Stock in the event that the Company undergoes a liquidation, dissolution or certain change in control transactions. In such situations, the holder of the New Preferred Stock would be entitled

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

5. Exchange of Preferred Stock (Continued)

to payment of the greater of (i) $23.5 million (twice the face value of the New Preferred Stock) or (ii) the equivalent of 40% of the consideration to be paid to all the equity holders of the Company, therefore diluting the return which would otherwise be available to the holders of the Common Stock of the Company had this preference not existed.

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

6. Credit Facility Debt

On March 31, 2005, the Company amended its secured credit facility that it initially entered into in June 2004 with Deutsche Bank. Under the amended credit facility, the currently outstanding $25 million term loan portion of the credit facility remains unchanged. The revolving credit line component of the credit facility, however, was increased from $15 million to $35 million, of which approximately $32.5 million is available as of March 31, 2005. During the quarter ended December 31, 2004, the Company issued three letters of credit, totaling approximately $2.5 million, under the revolving credit line to collateralize certain obligations related to its insurance programs. The Company has no immediate plans regarding the use of the other available funds under the revolving credit line. In addition, the term of the credit facility was extended by one year, and it now matures in June 2008, subject to the Company’s right to extend the term for an additional twelve months through June 2009. Other modifications to the credit facility include the elimination of any cap regarding the aggregate consideration that the Company may pay for acquisitions, the ability to repurchase up to $30 million of its common stock, and the elimination of all term loan amortization payments due before maturity. Other principal economic terms and conditions of the credit facility remain substantially unchanged. The Company paid closing costs totaling approximately $688,000 in connection with the amendment, of which $550,000 were recorded as deferred financing fees and will be amortized over the amended term of the agreement.

7. Segment Information

The Company has two reportable segments – Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization, and other special charges (“EBITDA”) that include an allocation of certain corporate level administrative expenses. As of January 1, 2005, the Company revised the method it uses to allocate these corporate expenses to its segments, and, consequently, has restated the segment EBITDA results for the nine months ending March 31, 2004 to be comparative with the current method, in the table below (amounts in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

7. Segment Information (Continued)

	Transaction	Management	Segment
	Services	Services	Totals
Nine months ended March 31, 2005
Total revenue	$201,917	$146,781	$348,698
EBITDA	13,466	(151)	13,315
Total assets as of March 31, 2005	57,511	15,965	73,476
Goodwill, net	18,376	6,387	24,763

Nine months ended March 31, 2004
Total revenue	$184,539	$143,536	$328,075
EBITDA	13,395	765	14,160
Total assets as of March 31, 2004	53,619	18,110	71,729
Goodwill, net	18,376	6,387	24,763

Reconciliation of Segment EBITDA to Income Before Income Taxes

	Nine Months Ended March 31
	2005	2004
Total segment EBITDA	$13,315	$14,160
Less:
Depreciation & amortization	(4,302)	(4,912)
Office closure and other special charges	—	(2,550)
Net interest expense	(921)	(1,777)

Income before income taxes	$8,092	$4,921

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of March 31,
	2005	2004
Total segment assets	$73,476	$71,729
Current tax assets	218	228
Deferred tax assets	3,000	—

Total assets	$76,694	$71,957

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

Management believes that EBITDA as presented with respect to the Company’s reportable segments is an important measure of cash generated by the Company’s operating activities. EBITDA is similar to net cash flow from operations because it excludes certain non-cash items; however, it also excludes interest and income taxes. Management believes that EBITDA is relevant because it assists investors in evaluating their investment. EBITDA should not be considered as an alternative to net income (loss) or cash flows from operating activities (which are determined in accordance with GAAP), as an indicator of operating performance or a measure of liquidity. EBITDA also facilitates comparison of the Company’s results of operations with those companies having different capital structures. Other companies may define EBITDA

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

7. Segment Information (Continued)

differently, and, as a result, such measures may not be comparable to the Company’s EBITDA.

8. Executive Officer Employment Agreement

The Company entered into an employment agreement with Mark E. Rose as Chief Executive Officer effective March 8, 2005. Terms of the agreement included, among other things, i) a sign-on bonus of approximately $2.1 million, which is subject to repayment by Mr. Rose, in whole or in part, under certain circumstances as set forth in the employment agreement, ii) a guaranteed bonus of $750,000 for calendar year 2005, iii) options to purchase up to 500,000 shares of the Company’s common stock which generally vest over the three year term of the agreement, and iv) annual grants of $750,000 worth of restricted common stock during the term of the agreement, each grant having a three year vesting period from the date of grant. The Company has paid the sign-on bonus to Mr. Rose as of March 31, 2005, while the guaranteed bonus for 2005 is expected to be funded on or before March 1, 2006.

9. Related Party Transaction

For the nine months ended March 31, 2005, the Company incurred approximately $139,000 in legal fees on behalf of C. Michael Kojaian and Kojaian Ventures, L.L.C. (collectively, the “Kojaian Parties”) and $62,000 in legal fees on behalf of Warburg Pincus Investors, L.P. (“Warburg Pincus”) in connection with each of them being named in a lawsuit filed in March 2004. Although the Company is not party to the litigation, the litigation expenses of the Kojaian Parties and Warburg Pincus are being paid by the Company pursuant to contractual indemnification obligations contained in various credit and security agreements entered into during fiscal 2002. Mr. Kojaian is the Chairman of the Board of the Company, and has majority-voting control of the Company, and Warburg Pincus owns approximately 39% of the issued and outstanding shares of the common stock of the Company. Since the inception of the lawsuit, the Company has incurred approximately $239,000 in fees on behalf of the Kojaian Parties and $122,000 on behalf of Warburg Pincus. In addition, of the total legal fees incurred on behalf of the Kojaian Parties, approximately $117,000 was paid to the law firm of Young and Susser. Rodger D. Young, a member of the Company’s Board of Directors since April 2003, is a partner of Young and Susser. The litigation is presently ongoing and the ultimate dollar amount of the Company’s indemnity obligations to the Kojaian Parties and Warburg Pincus cannot be determined at this time.

10. Commitments and Contingencies

Environmental:

As first reported in the Company’s Form 10-Q for the period ended December 31, 2000 and subsequently updated in its Form 10-K for the year ended June 30, 2004, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

10. Commitments and Contingencies (Continued)

partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. As of March 31, 2005, the Company’s share of cumulative costs to remediate and monitor this situation is estimated at approximately $1,157,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm, or an increase of $100,000 during the nine months ended March 31, 2005. Approximately $975,000 of this amount has been paid as of March 31, 2005 and the remaining $182,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Insolvent Insurance Provider:

In the Company’s Form 10-Q for the period ended December 31, 2001, the following situation regarding an insolvent insurance provider was initially disclosed, and subsequently updated in the Company’s Form 10-K for the year ended June 30, 2004. In fiscal years 1999 and 2000, the Company’s primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively “Reliance”). The Company had four open claims that were covered by Reliance policies in which defense and/or settlement costs exceeded a self-insured retention.

In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company’s open claims. The Company had established loss reserves for the estimated settlement costs of the claims and all of the claims have now been resolved. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment in excess of the self-insured retention from the liquidator. No new significant information has been obtained in the nine months ended March 31, 2005. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.

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

11. Stock Options and Stock Purchase Plans

The Company currently accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25. The Company has adopted the disclosure-only provisions of Statement 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”). Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under APB 25 and FAS 123 and, therefore, is already reflected in net income. Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and net income per share would be as follows (in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements

11. Stock Options and Stock Purchase Plans (Continued)

	For the nine months ended March 31,
	2005	2004
Net income to common stockholders, as reported	$7,128	$3,607

Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(43)	(164)

Pro forma net income to common stockholders	$7,085	$3,443

Net earnings per weighted average common share outstanding:

Basic – as reported	$0.47	$0.24

Basic – pro forma	$0.47	$0.23

Diluted – as reported	$0.47	$0.24

Diluted – pro forma	$0.47	$0.23

12. Office Closure and Other Special Charges

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

13. Change in Accounting Estimate

The Company has maintained partially self-insured and deductible programs for errors and omissions, general liability, workers’ compensation and certain employee health care costs. Reserves are based upon an estimate provided semi-annually by an independent actuarial firm of the aggregate of the liability for reported claims and an estimate of incurred but not reported claims.

During the quarter ended December 31, 2003, the independent actuarial firm which the Company uses to calculate self insurance reserves reduced its estimate of incurred but not reported health insurance obligations based upon the actual claims experience of the Company through November 30, 2003. The Company correspondingly reduced its related insurance liability reserve as a result of the revised actuarial estimate. The Company recorded this revision as a reduction to salaries, wages and benefits expense totaling approximately $3.0 million in its statement of operations for the quarter ended December 31, 2003.

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

Services revenue in any given quarter during the three fiscal year period ended June 30, 2004, as a percentage of total annual services revenue, ranged from a high of 30.1% to a low of 20.8%, with services revenue earned in the third quarters of each of the last three fiscal years ranging from 20.8% to 23.3%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.

Total services revenue of $348.7 million was recognized for the nine months ended March 31, 2005 as compared to revenue of $328.1 million for the same period last year. Transaction fees increased by $17.4 million, or 9.4%, in the current fiscal period over the same period in 2004. The Company continued to realize increased commissions from investment sales in the current fiscal year, as well as from industrial leasing and land sales. Management fees increased by $3.2 million, or 2.3%, during that same period due to increased reimbursed revenues related to salaries, wages and benefits, as described below.

Total revenue for the quarter ended March 31, 2005 was $109.4 million, an increase of 6.9% over revenue of $102.4 for the same period last year. Transaction services fees increased by $6.0 million or 11.2% in the current fiscal quarter over the same quarter in 2004 due primarily to an increase in commissions from investment transactions and land sales, while management services fees increased by $996,000 or 2.1% during the same period.

Costs of Services

Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 62.2% for the nine months ended March 31, 2005 as compared to 60.8% for the same period in 2004 due to higher overall transaction revenues as well as increased transaction production levels in certain markets in the country. Commission expense decreased slightly to 58.7% from 59.1% for the quarters ended March 31, 2005 and 2004, respectively.

Reimbursable expenses, related to salaries, wages and benefits, increased by $4.1 million, or 4.0% in the current fiscal period over the same period in 2004, and $1.0 million, or 2.9%, for the respective quarters ended March 31 in the same periods, primarily due to the staffing requirements of new facility management assignments.

Salaries and other direct costs decreased by $634,000, or 2.3%, in the current fiscal period over the same period in 2004, and $131,000, or 1.5%, for the respective quarters ended March 31 in the same periods.

Costs and Expenses

Salaries, wages and benefits increased by $5.2 million, or 14.7%, during the nine months ended March 31, 2005 as compared to March 31, 2004 as the Company incurred an increase in salaries related to key executive hires and higher performance based incentive compensation. Also, a significant part of this increase related to a decrease in the estimate of the Company’s incurred but not reported health insurance claims during the quarter ended December 31, 2003, along with an increase in the workers compensation insurance liability during the quarter ended December 31, 2004. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information. Selling, general and administrative expenses decreased by $601,000, or 1.7%, for the same period. For the quarter ended March 31, 2005, salaries, wages and benefits increased by $848,000, or 6.5%, as compared to the same period in the prior year, while selling, general and administrative expenses increased $344,000, or 3.0%.

Depreciation and amortization expense for the nine months ended March 31, 2005 decreased 12.4% to $4.3 million from $4.9 million in the comparable period last year as the Company continued to closely monitor its investment in equipment, software and leasehold improvements. In addition, the Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts increased slightly to $1,042,000 from $997,000 for the nine months ended March 31, 2005 as compared to the same period in the prior year and slightly offset the decrease. A similar related overall decrease resulted in the quarter ended March 31, 2005, as depreciation and amortization expense decreased $161,000, or 10.4%, from the comparable prior year period.

Interest income increased during the nine months ended March 31, 2005 as compared to the same period in the prior year as average invested funds and interest rates increased.

Interest expense incurred during the nine months ended March 31, 2005 and 2004 was due primarily to the Company’s term loan borrowings under the respective credit facility in effect during the period. The credit facility in place throughout the nine month period ended March 31, 2004 was provided by an affiliated entity of the Company’s controlling stockholder and Chairman. The Company refinanced this facility with an unaffiliated financial institution in June 2004. Interest expense was also incurred during the nine months ended March 31, 2004 due to an outstanding note payable-affiliate that was subsequently repaid in June 2004.

Net Income (Loss)

Net income to common stockholders for the nine months ended March 31, 2005 was $7.1 million, or $0.47 per common share on a diluted basis, as compared to $3.6 million, or $0.24 per common share, for the same period in the prior fiscal year. For the quarter ended March 31, 2005, net income was $1.1 million, or $0.07 per common share on a diluted basis, as compared to a net loss of $3.7 million, or $0.24 per common share, for the same period in fiscal year 2004. Dividends accrued on the Series A Preferred Stock issued by the Company were $889,000 for the nine months ended March 31, 2005 and $1.2 million for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2005, the Company generated net cash flow from operating activities of $6.6 million, used $1.6 million in net investing activities primarily for purchases of equipment, software and leasehold improvements and used $4.3 million in net financing activities primarily for the payment of dividends on the Series A Preferred Stock as discussed below.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $13.5 million, related to revenues earned in calendar year 2004, were paid in January 2005, and production and incentive bonuses of approximately $6.8 million were paid during the quarter ended March 31, 2005.

See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

On December 30, 2004, the Company entered into the Preferred Stock Exchange Agreement with KV, in its capacity as the holder of all the Company’s issued and outstanding 11,725 shares of Series A Preferred Stock which carried a preferential cumulative dividend of 12% per annum. Pursuant to the Preferred Stock Exchange Agreement, the Company agreed to pay to KV all accrued and unpaid dividends with respect to the Series A Preferred Stock for the period September 19, 2002, the date of issuance of the Series A Preferred Stock, up to and through December 31, 2004. In exchange therefore, KV agreed to eliminate in its entirety, as of January 1, 2005, the 12% preferential cumulative dividend payable on the Series A Preferred Stock. Upon the closing of the transaction in January 2005, the Company delivered to KV the one time accrued dividend payment of approximately $3.6 million.

The Company and KV effected the elimination of the 12% cumulative preferred dividend with respect to the Series A Preferred Stock by an exchange of preferred securities. Specifically, simultaneously upon the consummation of the transaction on January 4, 2005, KV delivered to the Company its original share certificate representing 11,725 shares of Series A Preferred Stock in exchange for a new share certificate representing 11,725 shares of a newly created Series A-1 Preferred Stock of the Company, or the New Preferred Stock. The New Preferred Stock is identical in all respects to the Series A Preferred Stock except that the New Preferred Stock does not have a cumulative preferred dividend and is now only entitled to receive dividends if and when dividends are declared and paid to holders of the Company’s common stock. As was the case with the Series A Preferred Stock, the New Preferred Stock has a preference over the Company’s Common Stock in the event that the Company undergoes a liquidation, dissolution or certain change in control transactions. In such situations, the holder of the New Preferred Stock would be entitled to payment of the greater of (i) $23.5 million (twice the face value of the New Preferred Stock) or (ii) the equivalent of 40% of the consideration to be paid to all the equity holders of the Company, therefore diluting the return which would otherwise be available to the holders of the Common Stock of the Company had this preference not existed.

The ownership interest of KV and its affiliates in the Company (the combined total holdings of Series A-1 Preferred Stock and Common Stock) remains the same as it was prior to the exchange, which is currently equal to approximately 57% of the Company’s total voting power. The Company’s Board of Directors believes, however, that common stockholders of the Company who are not affiliated with KV benefit favorably from the elimination of the 12% preferential dividend resulting from the exchange of the old Series A Preferred Stock for the new Series A-1 Preferred Stock which carries no preferential dividend.

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

The Company entered into an employment agreement with Mark E. Rose as Chief Executive Officer effective March 8, 2005. Terms of the agreement included, among other things, i) a sign-on bonus of approximately $2.1 million, which is subject to repayment by Mr. Rose, in whole or in part, under certain circumstances as set forth in the employment agreement, ii) a guaranteed bonus of $750,000 for calendar year 2005, iii) options to purchase up to 500,000 shares of the Company’s common stock which generally vest over the three year term of the agreement, and iv) annual grants of $750,000 worth of restricted common stock during the term of the agreement, each grant having a three year vesting period from the date of grant. The Company has paid the sign-on bonus to Mr. Rose as of March 31, 2005, while the guaranteed bonus for 2005 is expected to be funded on or before March 1, 2006.

On March 31, 2005, the Company amended its secured credit facility that it initially entered into in June 2004 with Deutsche Bank. Under the amended credit facility, the currently outstanding $25 million term loan portion of the credit facility remains unchanged. The revolving credit line component of the credit facility, however, was increased from $15 million to $35 million. In addition, the term of the credit facility was extended by one year, and it now matures in June 2008, subject to the Company’s right to extend the term for an additional twelve months through June 2009. Other modifications to the credit facility include the elimination of any cap regarding the aggregate consideration that the Company may pay for acquisitions, the ability to repurchase up to $30 million of its common stock, and the elimination of all term loan amortization payments due before maturity. Other principal economic terms and conditions of the credit facility remain substantially unchanged. The Company paid closing costs totaling approximately $688,000 in connection with the amendment, of which $550,000 were recorded as deferred financing fees and will be amortized over the amended term of the agreement.

Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on all credit facility obligations during fiscal years 2005 and 2004 was 6.30% and 5.43%, respectively.

The Company has no current principal payments due under the $25.0 million term portion of its Credit Facility with Deutsche Bank as of March 31, 2005. The Company also has a revolving line of credit of $35.0 million, of which approximately $32.5 million is available as of March 31, 2005. During the quarter ended December 31, 2004, the Company issued three letters of credit, totaling approximately $2.5 million, under the revolving line of credit to collateralize certain obligations related to its insurance programs. The Company believes that it can meet its working capital and investing needs with internally generated operating cash flow and, as necessary, borrowings under its revolving line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk — Derivatives

The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of March 31, 2005, the outstanding principal balances on these debt obligations totaled $25.0 million. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the new credit agreement executed by the Company in June 2004 required the Company to enter into interest rate protection agreements to effectively cap the variable interest rate exposure on a portion of the obligations for a period of two years. The Company executed such an interest agreement with Deutsche Bank AG in July 2004, which will provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 3.5% of the underlying notional amounts.

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

Item 4. Controls and Procedures

Effective as of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II

OTHER INFORMATION

(Items 2, 3, 4 and 5 are not applicable
for the quarter ended March 31, 2005)

Item 1. Legal Proceedings

The disclosure called for by Item 1 is incorporated by reference to Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.3	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002 incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

3.4	Preferred Stock Exchange Agreement dated as of December 30, 2004 by and between the Registrant and Kojaian Ventures, L.L.C. incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.5	Certificate of Designations, Number, Voting Posers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005 incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.6	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Amended and Restated Credit Agreement, dated as of March 31, 2005, entered into by and among Grubb& Ellis Company, certain of its subsidiaries, the “Lenders” (as defined therein), Deutsche Bank Securities, Inc., as sole book-running manager and sole arranger, Deutsche Bank Trust Company Americas, as initial swing line bank, the initial issuer of letters of credit and administrative agent for the lender parties incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2005.

4.2	Amended and Restated Security Agreement, dated as of March 31, 2005, by and among Grubb & Ellis Company, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein) incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2005.

(10)	Material Contracts

10.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.

10.2*	Employment Agreement entered into on March 8, 2005, between Mark E. Rose and the Registrant, effective March 8, 2005 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

*Management contract or compensatory plan or arrangement.

(31)	Section 302 Certifications

(32)	Section 906 Certification

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated March 8, 2005 was filed with the Securities and Exchange Commission on March 11, 2005 reporting under Items 1.01, 3.02 and 5.02 that the Company had issued a press release announcing that it had named Mark E. Rose as the Company’s Chief Executive Officer, and the related financial impact of his employment agreement.

A Current Report on Form 8-K dated March 31, 2005 was filed with the Securities and Exchange Commission on April 5, 2005 reporting under Item 1.01 that the Company had amended its secured credit facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY

(Registrant)

Date: May 16, 2005	/s/ Brian D. Parker

Brian D. Parker
Chief Financial Officer

Grubb & Ellis Company

EXHIBIT INDEX

for the quarter ended March 31, 2005

Exhibit

(31)	Section 302 Certifications

(32)	Section 906 Certification