Form 10-K
period 2005-06-30
GRUBB & ELLIS CO
filed 2005-09-28
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☐ No ☒
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
      The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2004 was approximately $17,756,453.
      The number of shares outstanding of the registrant’s common stock as of September 22, 2005 was 15,117,604 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 2005) are incorporated by reference into Part III of this Report.

GRUBB & ELLIS COMPANY
FORM 10-K

GRUBB & ELLIS COMPANY
PART I

Item 1. Business
General
      Grubb & Ellis Company, a Delaware corporation organized in 1980, is the successor by merger to a real estate brokerage company first established in California in 1958. Grubb & Ellis Company and its wholly owned subsidiaries (“Grubb & Ellis” or the “Company”) is one of the world’s leading full-service commercial real estate companies. The Company leverages local expertise with its global reach to provide innovative, customized solutions for real estate owners, corporate occupants and investors. As of June 30, 2005, the Company had 4,100 employees and more than 800 transaction professionals in 47 owned offices. In addition, it has access to over 700 additional transaction professionals in 57 affiliate offices. The Company is one of the nation’s largest publicly traded commercial real estate firms, based on total revenue.
      The Company, through its offices, affiliates and alliance partners, provides a full range of real estate services, including transaction, management and consulting services, to users and investors worldwide. Grubb & Ellis strategizes, arranges and advises on the sale, acquisition or lease of such business properties as office, industrial and retail buildings, as well as the acquisition and disposition of commercial land.
      Major multiple-market clients have a single point of contact through the Company’s global accounts program for coordination of all services. Delivered in a seamless manner across a global platform, the Company’s comprehensive services include feasibility studies, site selection, exit strategies, market forecasts, strategic planning, project management and research.
      Property and facilities management services are provided by Grubb & Ellis Management Services, Inc. (“GEMS”), a wholly owned subsidiary of the Company. Leveraging the management portfolio and the trend for outsourcing, additional revenues are earned by providing business services and construction management. Operating on a national scale, GEMS had approximately 153 million square feet of property under management as of June 30, 2005.
Current Business Platform and Organization
      Historically, Grubb & Ellis’ transaction services operations have generated approximately 60% of the Company’s revenue, with leasing transactions providing approximately 55% and dispositions and acquisitions accounting for the remaining 45% of that revenue. The leasing activity represents a blend of tenant representation, landlord representation and dual-representation. Grubb & Ellis’ transaction professionals are supported by an extensive platform, including the Company’s in-depth market research, which is regarded by real estate professionals and other industry constituents as one of the leading sources for market data in the real estate industry.
      The management services group has traditionally generated approximately 40% of the Company’s revenue. Approximately 75% of the group’s revenue is comprised of reimbursed salaries, wages and benefits related generally to on-site employees at the clients’ facilities. Management service fees generated from third-party property management, facilities management, business services and other related activities comprise the remaining 25% of revenue from this group. The Grubb & Ellis Management Services business unit provides its customers with client accounting, engineering services, independent property management and corporate facilities management.
      The Company is currently organized in the following business segments. Additional information on these business segments can be found in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Transaction Services
      Historically, transaction services have represented a large portion of the Company’s operations, and in fiscal year 2005 represented 58% of the Company’s total revenue. A significant portion of the transaction services provided by the Company are transaction related services, in which the Company represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transactions involve various types of commercial real estate, including office, industrial, retail, hospitality, multi-family and land.
      The Company also delivers these services to corporate clients through a coordinated account management process that includes a single point of contact. In addition to traditional transaction services, the Company also provides its corporate clients certain consulting related services, including site selection, feasibility studies, exit strategies, market forecasts, appraisals, project management, strategic planning and research services.
Management Services
      GEMS provides comprehensive property management and related services for properties owned primarily by institutional investors, along with facilities management services for corporate users. In regard to certain management and facility service contracts, the owner of a property will also reimburse the Company for certain expenses, primarily on-site employee salaries and related benefit costs that are incurred on behalf of the owner. Other related services include construction management, business services and engineering services. In fiscal year 2005, these management services represented the remaining 42% of the Company’s total revenue.
Knight Frank
      On September 27, 2005, the Company notified Knight Frank in writing that it would not renew its strategic global alliance with Knight Frank, and accordingly, that the parties’ five year relationship would expire on December 31, 2005 in accordance with the terms of the existing alliance agreement. All corporate services contracts currently in existence pursuant to the alliance agreement will be honored and fulfilled in accordance with their terms. The Company is currently considering a number of strategic alternatives, including, among others, other alliances, company-owned and other structures. The aggregate fees earned by the Company from its strategic alliance with Knight Frank were not material to the Company’s consolidated results of operations for the fiscal periods covered by this Annual Report on Form 10-K.
Preferred Stock
      In December 2004, the Company entered into an agreement (the “Preferred Stock Exchange Agreement”) with Kojaian Ventures, LLC (“KV”), a related party, in KV’s capacity as the holder of all the Company’s issued and outstanding 11,725 shares of Series A Preferred Stock which carried a preferential cumulative dividend of 12% per annum (the “Series A Preferred Stock”). Pursuant to the Preferred Stock Exchange Agreement, the Company paid to KV all accrued and unpaid dividends with respect to the Series A Preferred Stock for the period September 19, 2002, the date of issuance of the Series A Preferred Stock, up to and through December 31, 2004. In exchange therefore, KV agreed to eliminate in its entirety, as of January 1, 2005, the 12% preferential cumulative dividend payable on the Series A Preferred Stock. Upon the closing of the transaction in January 2005, the Company delivered to KV the one time accrued dividend payment of approximately $3.6 million.
      The Company and KV effected the elimination of the 12% cumulative preferred dividend with respect to the Series A Preferred Stock by an exchange of preferred securities. Accordingly, simultaneously upon the consummation of the transaction contemplated by the Preferred Stock Exchange Agreement, on January 4, 2005, KV delivered to the Company its original share certificate representing 11,725 shares of Series A Preferred Stock in exchange for a new share certificate representing 11,725 shares of a newly created Series A-1 Preferred Stock of the Company (the “New Preferred Stock”). The New Preferred Stock is identical in all respects to the Series A Preferred Stock except that the New Preferred Stock does not have a cumulative preferred dividend and is now only entitled to receive dividends if and when dividends are declared and paid to holders of the Company’s common stock. As was the case with the Series A Preferred Stock, the New

Preferred Stock has a preference over the Company’s Common Stock in the event that the Company undergoes a liquidation, dissolution or certain change in control transactions. In such situations, the holder of the New Preferred Stock would be entitled to payment of the greater of (i) $23.5 million (twice the face value of the New Preferred Stock) or (ii) the equivalent of 40% of the consideration to be paid to all the equity holders of the Company, thereby diluting the return that would otherwise be available to the holders of the Common Stock of the Company had this preference not existed.
      The total ownership interest of KV and its affiliates in the Company (the combined total holdings of the New Preferred Stock and Common Stock) remains the same as it was prior to the exchange, which is currently equal to approximately 57% of the Company’s total voting power. The Company’s Board of Directors believes, however, that common stockholders of the Company who are not affiliated with KV benefit favorably from the elimination of the 12% preferential dividend resulting from the exchange of the old Series A Preferred Stock for the New Preferred Stock which carries no preferential dividend.
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
Credit Facility
      On March 31, 2005, the Company amended its secured credit facility that it initially entered into in June 2004 with Deutsche Bank. Under the amended credit facility, the $25 million term loan portion of the credit facility was unchanged. The revolving credit line component of the credit facility, however, was increased from $15 million to $35 million, of which approximately $32 million is currently available. In addition, the term of the credit facility was extended by one year, and it now matures in June 2008, subject to the Company’s right to extend the term for an additional twelve months through June 2009. Other modifications to the credit facility include the elimination of any cap regarding the aggregate consideration that the Company may pay for acquisitions, the ability to repurchase up to $30 million of its Common Stock, and the elimination of all term loan amortization payments due before maturity. Other principal economic terms and conditions of the credit facility remain substantially unchanged. The Company paid closing costs totaling approximately $688,000 in connection with the amendment, of which $550,000 were recorded as deferred financing fees and are being amortized over the amended term of the agreement.
Strategic Initiatives
      The Company named Mark E. Rose Chief Executive Officer in March 2005. Since that time, the Company has undergone an extensive strategic planning process, which is expected to be complete within the next several months. Although the plan has not been finalized, the Company expects to adopt a growth strategy based on increasing its offering of client solutions for material and global real estate users and investors. It intends to focus on its key differentiators, including: its extensive market coverage, specialties, innovation, research, the use of technology and teamwork. Priorities will include increased recruiting and retention of professionals, an increase in the size and volume of transactions, capturing more of the growing corporate outsourcing market and strengthened client relationships by providing innovative solutions.
      As the Company looks to the future, it continues to build on its core strengths and focus on building its presence in key markets. Management is committed to embracing programs that will lead to increased productivity and retention of its professionals. These programs include continuing education, training, knowledge sharing and increased referrals. The Company instituted its Specialty Council system in fiscal 2004, which is designed to encourage professionals in a particular specialty to gain information and share knowledge with their peers on a local, regional and national level. Since the creation of the Specialty Councils, the Company has witnessed increased collaboration among its professionals and more efficient prospecting of new clients.
      Throughout 2005, the Company has encouraged teamwork as a way to provide better solutions for its clients and garner its share of the growing corporate outsourcing market. Through its local transaction offices and Global Client Services, which includes management services, affiliate network, corporate services and institutional services, the Company is able to provide a single point of contact and strategic account management for clients with multi-market and multi-product needs. The strategy is expected to result in more facilities management and corporate services assignments, which typically generate more consistent, annuity-type revenue.
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
      Leasing commissions in most of the markets where the Company competes have remained stable over the past 12 months, as business capital spending and hiring have remained constant compared to the prior year. Investment market conditions remained very strong as low interest rates, improved leasing conditions and the questionable outlook for stocks and bonds attracted buyer interest. These factors contributed to an industry-wide increase in commission revenue. Leasing commission rates have held firm recently, although sales commission rates remain under pressure, especially for larger institutional-grade properties.
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
Environmental Regulation
      Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions that impact the management, development, use, and/or sale of real estate. The Company’s financial results and competitive position for the fiscal year 2005 have not been materially impacted by its compliance with environmental laws or regulations. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company and the industry in general. Failure of the Company to disclose environmental issues in connection with a real estate transaction may subject the Company to liability to a buyer or lessee of property. Applicable laws and contractual obligations to property owners could also subject the Company to environmental liabilities through the provision of management services. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. The Company may be held liable as an operator for such costs in its role as an on-site property manager. Liability can be imposed even if the original actions were legal and the Company had no knowledge of, or was not responsible for, the presence of the hazardous or toxic substances. Further, the Company may also be held responsible for the entire payment of the liability if it is subject to joint and several liability and the other responsible parties are unable to pay.

The Company may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not always be available. Additionally, new or modified environmental regulations could develop in a manner that could adversely affect the Company’s transaction and management services. See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.
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
      Revenue in any given quarter during the years ended June 30, 2005, 2004 and 2003, as a percentage of total annual revenue, ranged from a high of 29.2% to a low of 22.4%.
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
Item 2. Properties
      The Company leases all of its office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of June 30, 2005, the Company leased approximately 630,000 square feet of office space in 60 locations under leases which expire at various dates through February 28, 2014. For those leases that are not renewable, the Company believes that there are adequate alternatives available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information, which is incorporated herein by reference.
Item 3. Legal Proceedings
      Information with respect to legal proceedings can be found in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

GRUBB & ELLIS COMPANY
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Market and Price Information
      The principal market for the Company’s common stock is the over-the-counter market (“OTC”). The following table sets forth the high and low sales prices of the Company’s common stock on the OTC for each quarter of the fiscal years ended June 30, 2005 and 2004.

	2005		2004

	High	Low	High	Low

First Quarter	$4.26	$1.55	$1.50	$1.01
Second Quarter	$5.20	$3.60	$1.20	$0.80
Third Quarter	$4.94	$4.10	$1.20	$0.87
Fourth Quarter	$7.00	$4.75	$2.00	$0.90
      As of September 22, 2005, there were 1,088 registered holders of the Company’s common stock and 15,117,604 shares of common stock outstanding, of which 9,686,924 were held by persons who may be considered “affiliates” of the Company, as defined in Federal securities regulations. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.
      No cash dividends were declared on the Company’s common stock during the fiscal years ended June 30, 2005 or 2004. Any such dividends declared and paid are restricted in amount by provisions contained in the credit agreement between the Company and various lenders to not more than 100% of Excess Cash Flow generated in the prior fiscal year, as that term is defined in the credit agreement.
Sales of Unregistered Securities
      Pursuant to that certain Preferred Stock Exchange Agreement dated December 30, 2004 between the Company and Kojaian Ventures, L.L.C., the Company issued 11,725 shares of Series A-1 Preferred Stock of the Company (“New Preferred Stock”) on January 4, 2005 to Kojaian Ventures, L.L.C. in exchange for 11,725 shares of Series A Preferred Stock of the Company (“Series A Preferred Stock”) held by such entity. The issuance of the New Preferred Stock by the Company was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, as it constituted a transaction by an issuer not involving a public offering. See Note 8 of Notes to Consolidated Financial Statements in Item 8. of this Report for additional information, which is incorporated herein by reference.
      On March 8, 2005, the Company granted 159,575 restricted shares of the Company’s common stock, with a fair market value of Seven Hundred and Fifty Thousand Dollars ($750,000) on the immediately preceding trading day, to Mark E. Rose, the Company’s Chief Executive Officer. Such restricted shares, which vest in equal, annual installments of thirty-three and one-third percent (33 1/3%) on each of the first, second and third anniversaries of March 8, 2005 subject to the terms and conditions of that certain Restricted Stock Agreement dated March 8, 2005 by and between the Company and Mr. Rose, were issued in connection with that certain Employment Agreement dated March 8, 2005 by and between the Company and Mr. Rose. The issuance of the restricted shares by the Company to Mr. Rose was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, as it constituted a transaction by an issuer not involving a public offering. Additional information regarding the foregoing issuance can be found in the Company’s Current Report on Form 8-K dated March 8, 2005, and such disclosure is incorporated herein by reference.

      On June 6, 2005, the Company granted 84,746 restricted shares of the Company’s common stock, with a fair market value of Five Hundred Thousand Dollars ($500,000) on the immediately preceding trading day, to Maureen A. Ehrenberg, the Company’s Executive Vice President and President of both Grubb & Ellis Management Services, Inc. and Global Client Services. Such restricted shares, which vest on December 30, 2007 subject to the terms and conditions of that certain Restricted Stock Agreement dated June 6, 2005 by and between the Company and Ms. Ehrenberg, were issued in connection with that certain Employment Agreement effective as of January 1, 2005 by and between the Company and Ms. Ehrenberg. The issuance of the restricted shares by the Company to Ms. Ehrenberg was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, as it constituted a transaction by an issuer not involving a public offering. Additional information regarding the foregoing issuance can be found in the Company’s Current Report on Form 8-K dated June 6, 2005, and such disclosure is incorporated herein by reference.
      On September 7, 2005, the Company granted 37,314 restricted shares of the Company’s common stock, with a fair market value of Two Hundred and Fifty Thousand Dollars ($250,000) on the immediately preceding trading day, to Robert H. Osbrink, the Company’s Executive Vice President and the President of Transaction Services. Such restricted shares, which vest on December 29, 2007 subject to the terms and conditions of that certain Restricted Share Agreement dated September 7, 2005 by and between the Company and Mr. Osbrink, were issued in connection with that certain First Amendment to Employment Agreement dated as of September 7, 2005 by and between the Company and Mr. Osbrink. The issuance of the restricted shares by the Company to Mr. Osbrink was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, as it constituted a transaction by an issuer not involving a public offering.
Equity Compensation Plan Information
      The following table provides information on equity compensation plans of the Company as of June 30, 2005.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation plans approved by security holders	853,022	$4.60	2,273,952
Equity compensation plans not approved by security holders	592,130	$9.18	1,336,983
Total	1,445,152	$6.48	3,610,935
Equity Compensation Plans Not Approved by Stockholders
      Information regarding the Grubb & Ellis 1998 Stock Option Plan can be found in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 6.	Selected Financial Data
      Five-Year Comparison of Selected Financial and Other Data for the Company:

	For the Years Ended June 30,

	2005	2004	2003	2002	2001

	(in thousands, except share data)
Total services revenue	$463,535	$440,554	$425,946	$431,446	$516,610
Net income (loss) to common stockholders	12,378	12,576	(17,902)	(15,477)	1,369
Benefit (provision) for income taxes	152	2,821	(2,432)	1,187	(5,102)
(Increase) decrease in deferred tax asset valuation allowance	5,208	7,853	(7,707)	(5,214)	—
Net income (loss)(1)	13,267	14,194	(16,772)	(15,477)	4,502
Net income (loss) per common share(1)
— Basic	0.82	0.83	(1.19)	(1.09)	0.26
— Diluted	0.81	0.83	(1.19)	(1.09)	0.25
Weighted average common shares
— Basic	15,111,898	15,097,371	15,101,625	14,147,618	17,051,546
— Diluted	15,221,982	15,101,183	15,101,625	14,147,618	17,975,351

(1)	Income and per share data reported on the above table reflect special charges in the amount of $3.2 million, $9.5 million, $1.75 million, and $6.2 million for the fiscal years ended June 30, 2004, 2003, 2002 and 2001, respectively. Net income for the fiscal year ended June 30, 2001 includes a loss of $676,000 on the extinguishment of debt and a charge of $3.1 million reflecting the cumulative effect of a change in an accounting principle. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

	As of June 30,

	2005	2004	2003	2002	2001

	(in thousands, except share data)
Consolidated Balance Sheet Data:
Total assets	$84,620	$73,715	$75,102	$90,377	$92,426
Working capital	18,094	8,622	(2,723)	4,251	1,216
Long-term debt	25,000	25,000	—	36,660	29,000
Long-term debt — affiliate	—	—	31,300	—	—
Other long-term liabilities	6,628	7,551	10,323	10,396	9,734
Stockholders’ equity	24,497	14,623	255	5,866	16,316
Book value per common share	1.62	0.97	0.02	0.39	1.22
Common shares outstanding	15,114,871	15,097,371	15,097,371	15,028,839	13,358,615

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

      •     Control by Existing Stockholders. A single investor has a majority of the voting power of the Company at June 30, 2005. As a result, this investor can influence the Company’s affairs and policies and the approval or disapproval of most matters submitted to a vote of the Company’s stockholders, including the election of directors.
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
Impairment of Goodwill
      On July 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company completed the transitional impairment test of goodwill as of July 1, 2002 and the annual impairment test as of June 30, 2005 and 2004, and has determined that no goodwill impairment will impact the earnings and financial position of the Company as of those dates. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. The determination of impairment under FAS 142 requires the Company to estimate the fair value of reporting units. This fair value estimation involves a number of judgmental variables, including market multiples, which may change over time.
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
RESULTS OF OPERATIONS
Overview
      The Company reported net income of $13.3 million for the year ended June 30, 2005, reflecting a slight decrease over fiscal 2004. Modest improvements in transaction and management services revenue were offset by an increase in transaction commissions and salaries, wages and benefits expense.
Fiscal Year 2005 Compared to Fiscal Year 2004
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
      Total services revenue of $463.5 million was recognized for fiscal year 2005 as compared to revenue of $440.6 million for fiscal year 2004. Transaction fees increased by $18.5 million, or 7.4%, in the current fiscal year over the same period in 2004. The Company continued to realize increased commissions from investment sales in the current fiscal year, as well as growth from its corporate services business. Management services fees increased by $4.5 million, or 2.4%, during that same period due to increased reimbursed revenues related to salaries, wages and benefits, as described below. Increased facility management activity helped mitigate the loss of third party property management assignments due to property sales.
Costs of Services
      Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 61.8% for fiscal year 2005 as compared to 60.3% for the same period in 2004 due to higher overall transaction revenues as well as increased transaction production levels in certain markets in the country.
      Reimbursable expenses, related to salaries, wages and benefits, increased by $4.4 million, or 3.2%, in the current fiscal year over the same period in 2004, primarily due to the staffing requirements of new facility management assignments.
      Salaries and other direct costs increased by $291,000, or 0.8%, in the current fiscal year over the same period in 2004.

Costs and Expenses
      Salaries, wages and benefits increased by $6.9 million, or 14.8%, during fiscal year 2005 as compared to 2004 primarily due to higher performance based incentive compensation and the hiring of key executives, including the Company’s chief executive officer in the third quarter of fiscal 2005. Also, a significant part of this increase related to historically lower actuarial estimates in fiscal 2004 related to the Company’s health insurance and workers compensation insurance liabilities. Selling, general and administrative expenses decreased by $574,000, or 1.3%, for the same period.
      Depreciation and amortization expense for fiscal year 2005 decreased by 14.8% to $5.7 million from $6.7 million in the comparable fiscal year 2004 as the Company continued to closely monitor its investments in equipment, software and leasehold improvements. In addition, the Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts increased slightly to $1.4 million from $1.3 million in the prior year and slightly offset the decrease.
      Interest income increased during fiscal year 2005 as compared to fiscal year 2004 as both average invested funds and interest rates increased.
      Interest expense incurred during fiscal years 2005 and 2004 was due primarily to the Company’s term loan borrowings under the respective credit facility in effect during the period. The credit facility in place throughout the first eleven months of fiscal 2004 was provided by an affiliated entity of the Company’s controlling stockholder and Chairman. The Company refinanced this facility with an unaffiliated financial institution in June 2004. Interest expense was also incurred during fiscal year 2004 due to an outstanding note payable-affiliate that was subsequently repaid in June 2004.
Income Taxes
      As of June 30, 2005, the Company had gross deferred tax assets of $11.5 million, with $6.2 million of the deferred tax assets relating to net operating loss carryforwards which will be available to offset future taxable income through 2024. Management believes that the Company will generate sufficient future taxable income to realize a portion of these net deferred tax assets in the foreseeable short term future; therefore, the Company has recorded a valuation allowance for $4.4 million against the deferred tax assets as of June 30, 2005 and will continue to do so until such time as management believes that the Company will realize the tax benefits related to the remaining assets. Although uncertainties exist as to these future events, the Company will continue to review its operations periodically to assess whether and when the remaining deferred tax assets may be realized and adjust the valuation allowance accordingly. The net income tax provision recorded in 2005 and 2004 reflects a benefit for the decrease in the valuation allowance of $5.2 million and $7.9 million, respectively. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.
Net Income (Loss)
      The net income to common stockholders for fiscal year 2005 was $12.4 million, or $0.81 per common share on a diluted basis, as compared to $12.6 million, or $0.83 per common share for fiscal year 2004. Dividends accrued on the Series A Preferred Stock issued by the Company were $889,000 in fiscal year 2005 and $1.6 million in fiscal year 2004. See Note 8 of Notes to Consolidated Financial Statements for additional information.
Stockholders’ Equity
      During fiscal year 2005, stockholders’ equity increased by $9.9 million, to $24.5 million from $14.6 million at June 30, 2004, as a result of net income generated during the fiscal year. The payment of dividends totaling $3.6 million on the Series A Preferred Stock partially offset the increase. The book value per common share issued and outstanding increased to $1.62 at June 30, 2005 from $0.97 at June 30, 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003
Revenue
      Total services revenue of $440.6 million was recognized for fiscal year 2004 as compared to revenue of $425.9 million for fiscal year 2003. Transaction fees increased by $8.4 million in fiscal 2004 year over the same period in 2003 due to the improving revenues in certain markets, primarily the investment sales market in Southern California and higher leasing activity in the Northeast United States. This increase was partially offset by the change in ownership structure of the Company’s transaction services operations in Phoenix, Arizona to an affiliated entity. The Company now earns revenue comprised solely of the fees received under the affiliate agreement, as opposed to including the full operations of the office in its financial statements in periods prior to the change in ownership structure in April 2003. The Company also realized a similar decrease in transaction commissions expense due to these factors, and, to a lesser extent, decreases in salaries, wages and benefits expense and selling, general and administrative expense due to the Phoenix ownership change. Management services fees increased by $6.2 million or 3.3% during that same period due to increased fees, as well as reimbursed revenues related to salaries, wages and benefits, as described below.
Costs of Services
      As a percentage of gross transaction revenue, related commission expense remained flat at 60.3% for each of fiscal years 2004 and 2003.
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
      During fiscal year 2004, the Company recorded special charges totaling $3.2 million, consisting primarily of $2.4 million related to the disposition of the Wadley-Donovan Group, and office closure costs of $855,000. The special charges related primarily to the write-off of unamortized goodwill recorded when the Wadley-Donovan Group was acquired in February 2002. See Note 14 of Notes to Condensed Consolidated Financial Statements for additional information.
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
      Interest expense incurred during fiscal years 2004 and 2003 was due primarily to the Company’s term loan borrowings under the credit facility which was purchased from a bank group in June 2003 by an affiliated entity of the Company’s controlling stockholder and Chairman. The Company refinanced this facility with an unaffiliated financial institution in June 2004. Interest expense was also incurred due to the note payable-affiliate funded in March 2002 and subsequently converted to preferred stock in September 2002, and a second note payable-affiliate funded in May 2003 and subsequently repaid in June 2004. See Note 7 of Notes to Consolidated Statements in Item 8 of this Report for additional information.
Income Taxes
      As of June 30, 2004, the Company had gross deferred tax assets of $15.9 million, with $10.1 million of the deferred tax assets relating to net operating loss carryforwards. The Company recorded a valuation allowance for $9.6 million against the deferred tax assets as of June 30, 2004. The net income tax provision recorded in 2004 reflects a benefit for the decrease in the valuation allowance of $7.9 million, compared to a charge of $7.7 million for an increase in the allowance in 2002.
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
LIQUIDITY AND CAPITAL RESOURCES
      During fiscal year 2005, cash and cash equivalents increased by $11.4 million as cash generated by operating activities totaling $17.9 million was partially offset by cash used in investing activities of $2.2 million and financing activities of $4.3 million. Cash used in investing activities related primarily to $2.6 million of purchases of equipment, software and leasehold improvements. Net financing activities related primarily to the payment of dividends on the Series A Preferred Stock as discussed below.
      The Company has historically experienced the highest use of operating cash in the quarter ending March 31, primarily related to the payment of incentive and deferred commission payable balances, which typically peak during the quarter ending December 31. Deferred commissions balances of approximately $13.5 million, related to revenues earned in calendar year 2004, were paid in January 2005, and production and incentive bonuses of approximately $6.8 million were paid in March 2005.
      See Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.
      In December 2004, the Company entered into an agreement (the “Preferred Stock Exchange Agreement”) with Kojaian Ventures, LLC (“KV”), a related party, in KV’s capacity as the holder of all the Company’s issued and outstanding 11,725 shares of Series A Preferred Stock which carried a preferential cumulative dividend of 12% per annum. Pursuant to the Preferred Stock Exchange Agreement, the Company paid to KV all accrued and unpaid dividends with respect to the Series A Preferred Stock for the period

September 19, 2002, the date of issuance of the Series A Preferred Stock, up to and through December 31, 2004. In exchange therefore, KV agreed to eliminate in its entirety, as of January 1, 2005, the 12% preferential cumulative dividend payable on the Series A Preferred Stock. Upon the closing of the transaction in January 2005, the Company delivered to KV the one time accrued dividend payment of approximately $3.6 million.
      The Company and KV effected the elimination of the 12% cumulative preferred dividend with respect to the Series A Preferred Stock by an exchange of preferred securities. Accordingly, simultaneously upon the consummation of the transaction contemplated by the Preferred Stock Exchange Agreement, on January 4, 2005, KV delivered to the Company its original share certificate representing 11,725 shares of Series A Preferred Stock in exchange for a new share certificate representing 11,725 shares of a newly created Series A-1 Preferred Stock of the Company, or the New Preferred Stock. The New Preferred Stock is identical in all respects to the Series A Preferred Stock except that the New Preferred Stock does not have a cumulative preferred dividend and is now only entitled to receive dividends if and when dividends are declared and paid to holders of the Company’s common stock. As was the case with the Series A Preferred Stock, the New Preferred Stock has a preference over the Company’s Common Stock in the event that the Company undergoes a liquidation, dissolution or certain change in control transactions. In such situations, the holder of the New Preferred Stock would be entitled to payment of the greater of (i) $23.5 million (twice the face value of the New Preferred Stock) or (ii) the equivalent of 40% of the consideration to be paid to all the equity holders of the Company, thereby diluting the return that would otherwise be available to the holders of the Common Stock of the Company had this preference not existed.
      The total ownership interest of KV and its affiliates in the Company (the combined total holdings of the New Preferred Stock and Common Stock) remains the same as it was prior to the exchange, which is currently equal to approximately 57% of the Company’s total voting power. The Company’s Board of Directors believes, however, that common stockholders of the Company who are not affiliated with KV benefit favorably from the elimination of the 12% preferential dividend resulting from the exchange of the old Series A Preferred Stock for the New Preferred Stock which carries no preferential dividend.
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
      The Compensation Committee of the Company adopted a Long-Term Executive Cash Plan (the “Plan”) in June 2005. The Plan provides for the payment of bonuses to certain executive employees if specified financial goals for the Company are achieved for the period commencing January 1, 2004 and ending December 31, 2006. As of June 30, 2005, approximately $373,000 has been accrued under this Plan for payment to the executive employees no earlier than the first calendar quarter of 2007.
      On March 31, 2005, the Company amended its secured credit facility that it initially entered into in June 2004 with Deutsche Bank. Under the amended credit facility, the $25 million term loan portion of the credit facility was unchanged. The revolving credit line component of the credit facility, however, was increased from $15 million to $35 million. In addition, the term of the credit facility was extended by one year, and it now matures in June 2008, subject to the Company’s right to extend the term for an additional twelve months through June 2009. Other modifications to the credit facility include the elimination of any cap regarding the aggregate consideration that the Company may pay for acquisitions, the ability to repurchase up to $30 million of its Common Stock, and the elimination of all term loan amortization payments due before maturity. Other principal economic terms and conditions of the credit facility remain substantially unchanged. The Company paid closing costs totaling approximately $688,000 in connection with the amendment, of which $550,000 were recorded as deferred financing fees and will be amortized over the amended term of the agreement.
      Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on all credit facility obligations during fiscal years 2005 and 2004 was 5.9% and 5.3%, respectively.
      The Company has no current principal payments due under the $25.0 million term portion of its Credit Facility with Deutsche Bank as of June 30, 2005. The Company also has a revolving line of credit of $35.0 million, of which approximately $32.5 million is available as of June 30, 2005. During the quarter ended December 31, 2004, the Company issued three letters of credit, totaling approximately $2.5 million, under the revolving line of credit to collateralize certain obligations related to its insurance programs. The Company believes that it can meet its working capital and investing needs with internally generated operating cash flow and, as necessary, borrowings under its revolving line of credit.
      The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through February 2014.
      In total the Company’s lease and debt obligations as of June 30, 2005 which are due over the next five years are as follows (in thousands):

Year Ending
June 30	Amount

2006	$15,996
2007	12,404
2008	35,278
2009	7,835
2010	4,210
Thereafter	3,072

$78,795

      The above amounts also include obligations due under a large office lease signed in August 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk— Derivatives
      The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of June 30, 2005, the outstanding principal balances on these debt obligations totaled $25.0 million. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the new credit agreement executed by the Company in June 2004 required the Company to enter into interest rate protection agreements to effectively cap the variable interest rate exposure on a portion of the obligations for a period of two years. The Company executed such an interest agreement with Deutsche Bank AG in July 2004, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 3.5% of the underlying notional amounts.

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
      We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
September 1, 2005

GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004
(In thousands, except share data)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $1,105 and $3,340 at June 30, 2005 and 2004, respectively	$26,415	$14,971
Services fees receivable, net	9,339	10,810
Other receivables	2,509	2,968
Professional service contracts, net	2,170	1,184
Prepaid and other current assets	2,656	2,230
Deferred tax assets, net	3,500	3,000

Total current assets	46,589	35,163
Noncurrent assets:
Equipment, software and leasehold improvements, net	8,189	9,865
Goodwill, net	24,763	24,763
Other assets	5,079	3,924

Total assets	$84,620	$73,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,218	$4,756
Commissions payable	6,282	6,433
Accrued compensation and employee benefits	11,433	9,072
Other accrued expenses	6,562	6,280

Total current liabilities	28,495	26,541
Long-term liabilities:
Credit facility debt	25,000	25,000
Accrued claims and settlements	4,972	5,523
Other liabilities	1,656	2,028

Total liabilities	60,123	59,092

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at June 30, 2005 and 2004	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 15,114,871 and 15,097,371 shares issued and outstanding at June 30, 2005 and 2004, respectively	153	151
Additional paid-in capital	67,988	71,410
Accumulated other comprehensive income	27	—
Retained deficit	(55,396)	(68,663)

Total stockholders’ equity	24,497	14,623

Total liabilities and stockholders’ equity	$84,620	$73,715

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(In thousands, except share data)

	2005	2004	2003

Services revenue:
Transaction fees	$267,810	$249,344	$240,916
Management fees, including reimbursed salaries, wages and benefits	195,725	191,210	185,030

Total services revenue	463,535	440,554	425,946

Costs of services:
Transaction commissions	165,615	150,233	145,287
Reimbursable salaries, wages and benefits	142,771	138,383	134,913
Salaries, wages, benefits and other direct costs	36,672	36,381	32,073

Total costs of services	345,058	324,997	312,273
Costs and expenses:
Salaries, wages and benefits	53,562	46,639	55,288
Selling, general and administrative	44,806	45,380	52,899
Depreciation and amortization	5,742	6,736	7,802
Severance, office closure and other special charges	—	3,224	9,500

Total costs	449,168	426,976	437,762

Total operating income (loss)	14,367	13,578	(11,816)
Other income and expenses:
Interest income	406	179	245
Interest expense	(1,658)	(447)	(2,271)
Interest expense—affiliate	—	(1,937)	(498)

Income (loss) before income taxes	13,115	11,373	(14,340)
Benefit (provision) for income taxes	152	2,821	(2,432)

Net income (loss)	13,267	14,194	(16,772)
Preferred stock dividends accrued	(889)	(1,618)	(1,130)

Net income (loss) to common stockholders	$ 12,378	$ 12,576	$(17,902)

Net income (loss) per weighted average common share outstanding:
Basic-	$ 0.82	$ 0.83	$ (1.19)

Diluted-	$ 0.81	$ 0.83	$ (1.19)

Weighted average common shares outstanding:
Basic-	15,111,898	15,097,371	15,101,625

Diluted-	15,221,982	15,101,183	15,101,625

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(in thousands, except share data)

		Common Stock			Accumulated
				Additional	Other	Retained	Total	Total
	Preferred	Outstanding		Paid-In-	Comprehensive	Earnings	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Loss	(Deficit)	Income (Loss)	Equity

Balance as of July 1, 2002		15,028,839	$150	$72,084	$(283)	$(66,085)		$5,866
Issuance of 11,725 Series A shares of preferred stock	$11,725			(783)	—	—		10,942
Stock repurchases		(125,000)	(1)	(162)	—	—		(163)
Employee common stock purchases and net exercise of stock options		193,532	2	271	—	—		273
Net loss	—	—	—	—	—	(16,772)	$(16,772)	(16,772)
Change in value of cash flow hedge, net of tax		—	—	—	109	—	109	109

Total comprehensive loss							$(16,663)

Balance as of June 30, 2003	11,725	15,097,371	151	71,410	(174)	(82,857)		255
Net income	—	—	—	—	—	14,194	$14,194	14,194
Change in value of cash flow hedge, net of tax		—	—	—	174	—	174	174

Total comprehensive income							$14,368

Balance as of June 30, 2004	11,725	15,097,371	151	71,410	—	(68,663)		14,623
Net exercise of employee stock options		17,500	—	50	—	—		50
Stock-based compensation expense		—	2	165	—	—		167
Payment of dividends on Series A Preferred Stock		—	—	(3,637)	—	—		(3,637)
Net income	—	—	—	—	—	13,267	$13,267	13,267
Change in value of cash flow hedge, net of tax		—	—	—	27	—	27	27

Total comprehensive income							$13,294

Balance as of June 30, 2005	$11,725	15,114,871	$153	$67,988	$27	$(55,396)		$24,497

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(in thousands, except share data)

	2005	2004	2003

Cash Flows from Operating Activities:
Net income (loss)	$13,267	$14,194	$(16,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	4,708	—	(5,197)
Increase (decrease) in deferred tax asset valuation allowance	(5,208)	(3,000)	7,707
Depreciation and amortization	5,742	6,736	7,802
Stock-based compensation expense	167	—	—
Accrued severance, office closure and other special charges	—	3,224	9,500
Payment of accrued severance	—	(3,235)	(3,007)
Payment of office closure costs	(1,273)	(998)	(1,157)
Provision (recovery) for services fees receivable valuation allowances	(148)	25	84
Net receipt of tax refunds	80	398	6,473
Funding of multi-year service contracts	(3,274)	(903)	(2,361)
Decrease in services fees receivable	1,714	637	1,727
(Increase) decrease in prepaid income taxes	(26)	21	(252)
(Increase) decrease in prepaid and other assets	(323)	(1,830)	1,061
Increase (decrease) in accounts and commissions payable	(185)	3,599	(3,370)
Increase (decrease) in accrued compensation and employee benefits	2,370	(2,585)	(3,770)
Decrease in accrued claims and settlements	(550)	(1,851)	(449)
Increase in other liabilities	893	99	736

Net cash provided by (used in) operating activities	17,954	14,531	(1,245)

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(2,618)	(1,222)	(2,933)
Other investing activities	380	125	(400)

Net cash used in investing activities	(2,238)	(1,097)	(3,333)

Cash Flows from Financing Activities:
Repayment of credit facility debt	—	—	(4,450)
Borrowings on credit facility debt	—	25,000	5,000
Repayment of borrowings from affiliate	—	(32,300)	—
Borrowings on note payable—affiliate	—	—	4,000
Repayment on note payable—affiliate	—	(4,000)	—
Proceeds from issuance of common stock, net	50	—	273
Repurchase of common stock	—	—	(163)
Payment of dividends on Series A Preferred Stock	(3,637)	—	—
Issuance costs and deferred financing fees	(685)	(1,101)	(229)

Net cash provided by (used in) financing activities	(4,272)	(12,401)	4,431

Net increase (decrease) in cash and cash equivalents	11,444	1,033	(147)
Cash and cash equivalents at beginning of the year	14,971	13,938	14,085

Cash and cash equivalents at end of the year, including restricted deposits of $1,105 and $3,340 in June 30, 2005 and 2004	$26,415	$14,971	$13,938

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
(d) Revenue Recognition
      Real estate sales commissions are recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees, including management fees, are recognized at the time the related services have been performed by the Company, unless future contingencies exist. Consulting revenue is recognized generally upon the delivery of agreed upon services to the client.
      In regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts, which are to be reimbursed per the terms of

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies—(Continued)
the services contract, are recognized as revenue by the Company in the same period as the related expenses are incurred. These fees totaled approximately $142.8 million, $138.4 million and $134.9 million during the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
(e) Costs and Expenses
      Costs of services are comprised of expenses incurred in direct relation with executing transactions and delivering services to our clients. Included in these direct costs are real estate transaction services and other commission expenses, which are recorded concurrently in the period in which the related transaction revenue is recognized. All other costs and expenses, including expenses related to delivery of property or facility management services and selling and marketing expenses, are recognized when incurred.
(f) Accounting for Stock-Based Compensation
      Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“Statement 123”)” allows companies to either account for stock-based compensation under the provisions of Statement 123 or under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). The Company elected to continue accounting for stock-based compensation to its employees under the provisions of APB 25. Accordingly, because the exercise price of the Company’s employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized by the Company. If the exercise price of an award is less than the fair market value of the underlying stock at the date of grant, the Company recognizes the difference as compensation expense evenly over the vesting period of the award. Restricted stock awards are granted at the fair market value of the underlying common stock shares immediately prior to the grant date. The value of the restricted stock awards is recognized as compensation expense evenly over the vesting period of the award.
      The Company, however, is required to provide pro forma disclosure as if the fair value measurement provisions of Statement 123 had been adopted. See Note 10 of Notes to Consolidated Financial Statements for additional information.
      In December 2004, the Financial Accounting Standards Board issued Statement 123(R) (“FAS 123(R)”) effective for fiscal years beginning after June 15, 2005. The new Statement now requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies will be required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards. The Company will apply the new rules on accounting for stock-based compensation awards beginning in the first fiscal quarter of fiscal 2006, which for the Company would be the quarter ending September 30, 2005. The Company has reviewed the provisions of FAS 123(R) and has determined that it will not have a material impact on its financial position or results of operations.
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
(h) Cash and Cash Equivalents
      Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with maturities of three months or less from the date of purchase and are stated at cost. Cash and cash equivalents whose use are restricted due to various contractual constraints, the majority of which relate to the Company’s insurance policies, totaled approximately $1,105,000 and $3,340,000 as of June 30, 2005 and 2004, respectively.
      Cash payments for interest were approximately $1,442,000, $2,435,000 and $2,721,000 for each of the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Cash payments for income taxes for the fiscal years ended June 30, 2005, 2004 and 2003 were approximately $368,000, $164,000 and $180,000, respectively. Cash refunds for income taxes totaling approximately $80,000, $398,000 and $6,473,000 were received in the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
(i) Transaction Service Contracts
      The Company holds multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts of approximately $1.4 million, $1.3 million and $1.6 million was recognized in fiscal years 2005, 2004 and 2003, respectively.
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
(k) Goodwill
      Goodwill, representing the excess of the cost over the fair value of the net tangible assets of acquired businesses, is stated at cost and was amortized prior to July 1, 2002 on a straight-line basis over estimated future periods to be benefited, which ranged from 15 to 25 years. Accumulated amortization amounted to approximately $5,815,000 at June 30, 2005 and 2004. The Company wrote-off $2.2 million of unamortized goodwill in 2004 related to the disposition of a consulting services group. See Note 14 of Notes to Consolidated Financial Statements for additional information.
      The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Summary of Significant Accounting Policies—(Continued)
      The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the quarter ended September 30, 2002 and completed the transitional impairment test of goodwill as of July 1, 2002 and the annual impairment test as of June 30 of each of the fiscal years thereafter. The Company has determined that no goodwill impairment impacted the earnings and financial position of the Company as of those dates.
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
(m) Financial Instruments
      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheets. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, receivables and obligations under accounts payable and debt instruments, approximate their fair values, based on similar instruments with similar risks.
(n) Fair Value of Derivative Instruments and Hedged Items
      The Financial Accounting Standards Board issued Statement of Financial Accounting (“SFAS”) No. 138 “Accounting for Derivative Instruments and Hedging Activities” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates, the computed “effectiveness” of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding derivatives held by the Company.
(o) Costs Associated with Exit or Disposal Activities
      The Financial Accounting Standards Board issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities” in June 2002. This Statement requires liabilities for costs associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred.
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
2. Services Fees Receivable, net
      Services fees receivable at June 30, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Transaction services fees receivable	$2,587	$4,205
Management services fees receivable	7,465	7,561
Allowance for uncollectible accounts	(566)	(714)

Total	9,486	11,052
Less portion classified as current	9,339	10,810

Non-current portion (included in other assets)	$147	$242

      The following is a summary of the changes in the allowance for uncollectible services fees receivable for the fiscal years ended June 30, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Balance at beginning of year	$714	$689	$605
Provision for bad debt	—	25	84
Recovery of allowance	(148)	—	—

Balance at end of year	$566	$714	$689

3. Equipment, Software and Leasehold Improvements, net
      Equipment, software and leasehold improvements at June 30, 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Furniture, equipment and software systems	$44,072	$42,580
Leasehold improvements	6,286	5,966

Total	50,358	48,546
Less accumulated depreciation and amortization	42,169	38,681

Equipment, software and leasehold improvements, net	$8,189	$9,865

      The Company wrote off approximately $805,000 and $2.8 million of furniture and equipment during the fiscal years ended June 30, 2005 and 2004. Approximately $698,000 and $2.6 million of accumulated

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. Equipment, Software and Leasehold Improvements, net—(Continued)
depreciation and amortization expense had been recorded on these assets prior to their disposition in the fiscal years ended June 30, 2005 and 2004, respectively.

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
      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the Fiscal Year Ended June 30,

	2005	2004	2003

Basic earnings per common share:
Net income (loss)	$13,267	$14,194	$(16,772)
Preferred stock dividends accrued	(889)	(1,618)	(1,130)

Net income (loss) to common stockholders	$12,378	$12,576	$(17,902)

Weighted average common shares outstanding	15,112	15,097	15,102

Net income (loss) per common share outstanding — basic	$0.82	$0.83	$(1.19)

Diluted earnings per common share:
Net income (loss)	$13,267	$14,194	$(16,772)
Preferred stock dividends accrued	(889)	(1,618)	(1,130)

Net income (loss) to common stockholders	$12,378	$12,576	$(17,902)

Weighted average common shares outstanding	15,112	15,097	15,102
Effect of dilutive securities:
Stock options and warrants	110	4	—

Weighted average common shares outstanding	15,222	15,101	15,102

Net income (loss) per common share outstanding — diluted	$0.81	$0.83	$(1.19)

      Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were 1,229,652, 1,179,023, and 1,601,091 at June 30, 2005, 2004 and 2003, respectively. These options were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

5.	Credit Facility Debt
      Effective June 11, 2004, the Company entered into a $40 million senior secured credit agreement with Deutsche Bank, which had a three-year term with a one-year extension option and was comprised of a $25 million term loan facility and a $15 million revolving credit facility. Repayment of the credit agreement is collateralized by substantially all of the Company’s assets. The new credit arrangement replaced the Company’s $27.3 million senior credit facility and $4 million subordinated loan held by Kojaian Capital, LLC and Kojaian Funding, LLC, respectively.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Credit Facility Debt—(Continued)
      The Company used proceeds from the $25 million term loan portion of the new credit facility, along with cash reserves of approximately $7.6 million, to pay off all of its outstanding credit obligations and closing costs which totaled $1.1 million. The interest rate for revolving or long-term advances under the credit facility will be, at the election of the Company, either (i) Deutsche Bank’s prime lending rate plus 2.50%, or (ii) the London interbank offered rate of major banks for deposits in U.S. dollars (LIBOR), plus 3.50%. The average interest rate incurred by the Company on the credit facility obligation during fiscal year 2005 was 5.9%.
      In order to mitigate the risks associated with changes in the interest rate markets, the terms of the new credit facility required the Company to enter into an interest rate protection agreement that effectively caps the variable interest rate exposure on a portion of its existing credit facility debt for a period of two years. The Company executed such an interest agreement with Deutsche Bank in July 2004, which will provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 3.5% of the underlying notional amounts. The Company determined that this agreement was to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $27,000 of unrealized income during fiscal 2005.
      The credit agreement also contains customary covenants related to limitations on indebtedness, acquisition, investments and dividends, and maintenance of certain financial ratios and minimum cash flow levels.
      On March 31, 2005, the Company amended its secured credit facility. Under the amended credit facility, the $25 million term loan portion of the credit facility was unchanged. The revolving credit line component of the credit facility, however, was increased from $15 million to $35 million, of which approximately $32.5 million is available as of June 30, 2005. During the quarter ended December 31, 2004, the Company issued three letters of credit, totaling approximately $2.5 million, under the revolving credit line to collateralize certain obligations related to its insurance programs. In addition, the term of the credit facility was extended by one year, and it now matures in June 2008, subject to the Company’s right to extend the term for an additional twelve months through June 2009. Other modifications to the credit facility include the elimination of any cap regarding the aggregate consideration that the Company may pay for acquisitions, the ability to repurchase up to $30 million of its Common Stock, and the elimination of all term loan amortization payments due before maturity. Other principal economic terms and conditions of the credit facility remain substantially unchanged. The Company paid closing costs totaling approximately $688,000 in connection with the amendment, of which $550,000 were recorded as deferred financing fees and will be amortized over the amended term of the agreement.
      Scheduled principal payments on the term loan, excluding the exercise of the one year extension option, are as follows (in thousands):

Year Ending
June 30	Amount

2006	$—
2007	—
2008	25,000

$25,000

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Credit Facility Debt— Affiliate
      Kojaian Capital, LLC (the “New Lender”), an affiliated entity of the Company’s controlling stockholder and Chairman, acquired the Company’s then existing credit agreement from the banks on June 6, 2003. Borrowings under the credit revolver portion of the facility, totaling $5.0 million, were repaid on October 31, 2003 from cash generated by the Company’s operations, while the term loan portion of the facility was repaid in conjunction with the refinancing of the Company’s credit arrangements in June 2004. See Note 5 of Notes to Consolidated Financial Statements for additional information.
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
7. Note Payable— Affiliate
      Kojaian Funding, LLC, another affiliated entity of the Company’s controlling stockholder and Chairman, made a $4 million subordinated loan to the Company on May 9, 2003 for working capital purposes. The Company was obligated to pay interest only on the subordinated loan during its term at the rate of 10% per annum, payable monthly in arrears. The entire principal amount of the subordinated loan was due on July 15, 2004, although it was prepaid without penalty in connection with the refinancing of the Company’s credit agreement with Deutsche Bank effective June 11, 2004. See Note 5 of Notes to Consolidated Financial Statements for additional information.
      The material terms and conditions of the subordinated loan were negotiated by a special committee comprised of the disinterested member of the Company’s board of directors, which committee was established for such purpose. The special committee recommended the entering into of the subordinated loan to the full board of directors of the Company, which unanimously approved such terms.

8.	Issuance and Exchange of Preferred Stock
      On May 13, 2002, the Company effected a closing of a financing with Kojaian Ventures, LLC (“KV”) which is wholly-owned by the Company’s controlling stockholder and Chairman, who, along with his father, owned, subsequent to the closing of the KV financing, approximately 20% of the Company’s issued and outstanding Common Stock. In addition, certain affiliated real estate entities of KV, in the aggregate, are substantial clients of the Company. The Company accepted the financing offered by KV based, in part, upon the fact that the KV financing, which replaced the financing provided by Warburg Pincus in March 2002 (see Note 5 of Notes to Consolidated Financial Statements for additional information), was on more favorable terms and conditions to the Company than the Warburg Pincus financing.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Issuance and Exchange of Preferred Stock—(Continued)
      Accordingly, on the closing of the KV financing on May 13, 2002, KV paid to the Company an aggregate of $15,386,580 which provided the Company with the necessary funds, which the Company used, to (i) repay a $5,000,000 subordinated note, accrued interest thereon of $137,500 and out-of-pocket expenses of $100,000, (ii) repurchase, at cost, 1,337,358 shares of Common Stock held by Warburg Pincus for a price per share of $3.11, or an aggregate purchase price of $4,158,431, and (iii) pay down $6,000,000 of revolving debt under the Company’s then existing credit agreement. In exchange therefore, KV received (i) a convertible subordinated note in the principal amount of $11,237,500 (the “KV Debt”), and (ii) 1,337,358 shares of Common Stock at a price of $3.11 per share. The form of KV’s financing was substantially identical to the form of the Warburg Pincus financing arrangements, provided, however, that the KV Debt was more favorable to the Company in two (2) material respects.
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
      The Series A Preferred Stock had a preference over the Company’s Common Stock upon liquidation, dissolution and certain change of control transactions. In addition, although the Series A Preferred Stock was not convertible into Common Stock (or any other securities of the Company) it voted along with the Common Stock on all matters that were subject to the vote of common stockholders. The voting power of the Series A Preferred Stock, after final contractual adjustments, was equal to 952 shares of Common Stock for each share of Series A Preferred Stock, or a total of 11,162,200 Common Stock equivalents. As a consequence, upon the issuance of the Series A Preferred Stock to KV on September 19, 2002, there was a change in the voting control of the Company, as the voting power of the Series A Preferred Stock (11,162,200 Common Stock equivalents), along with the 3,762,884 shares of outstanding Common Stock now owned by KV and its affiliates (approximately 25% of the outstanding Common Stock of the Company), represented approximately 57% of the total voting power of the Company.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Issuance and Exchange of Preferred Stock—(Continued)
      In December 2004, the Company entered into an agreement (the “Preferred Stock Exchange Agreement”) with KV in KV’s capacity as the holder of all the Company’s issued and outstanding 11,725 shares of Series A Preferred Stock which carried a preferential cumulative dividend of 12% per annum (the “Series A Preferred Stock”). Pursuant to the Preferred Stock Exchange Agreement, the Company paid to KV all accrued and unpaid dividends with respect to the Series A Preferred Stock for the period September 19, 2002, the date of issuance of the Series A Preferred Stock, up to and through December 31, 2004. In exchange therefore, KV agreed to eliminate in its entirety, as of January 1, 2005, the 12% preferential cumulative dividend payable on the Series A Preferred Stock. Upon the closing of the transaction in January 2005, the Company delivered to KV the one time accrued dividend payment of approximately $3.6 million.
      The Company and KV effected the elimination of the 12% cumulative preferred dividend with respect to the Series A Preferred Stock by an exchange of preferred securities. Accordingly, simultaneously upon the consummation of the transaction contemplated by the Preferred Stock Exchange Agreement, on January 4, 2005, KV delivered to the Company its original share certificate representing 11,725 shares of Series A Preferred Stock in exchange for a new share certificate representing 11,725 shares of a newly created Series A-1 Preferred Stock of the Company (the “New Preferred Stock”). The New Preferred Stock is identical in all respects to the Series A Preferred Stock except that the New Preferred Stock does not have a cumulative preferred dividend and is now only entitled to receive dividends if and when dividends are declared and paid to holders of the Company’s common stock. As was the case with the Series A Preferred Stock, the New Preferred Stock has a preference over the Company’s Common Stock in the event that the Company undergoes a liquidation, dissolution or certain change in control transactions. In such situations, the holder of the New Preferred Stock would be entitled to payment of the greater of (i) $23.5 million (twice the face value of the New Preferred Stock) or (ii) the equivalent of 40% of the consideration to be paid to all the equity holders of the Company, thereby diluting the return that would otherwise be available to the holders of the Common Stock of the Company had this preference not existed.
      Like the Series A Preferred Stock, the New Preferred Stock is not convertible into common stock, but nonetheless votes on an “as liquidated basis” along with the holders of common stock on all matters. Consequently, the New Preferred Stock, like the Series A Preferred Stock, currently is entitled to the number of votes equal to 11,173,925 shares of common stock, or approximately 42.5% of all voting securities of the Company. In addition, as noted above, with the elimination of the preferential cumulative dividend, the New Preferred Stock will now only be entitled to receive dividends if and when dividends are declared by the Company on, and paid to holders of, the Company’s common stock. The holders of the New Preferred Stock will receive dividends, if any, based upon the number of voting common stock equivalents represented by the New Preferred Stock. The New Preferred Stock is not subject to redemption.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Income Taxes
      The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision for income taxes for the fiscal years ended June 30, 2005, 2004 and 2003, consisted of the following (in thousands):

	2005	2004	2003

Current
Federal	$4,475	$1,371	$(245)
State and local	1,076	150	167

	5,551	1,521	(78)
Deferred	(5,703)	(4,342)	2,510

Net provision (benefit)	$(152)	$(2,821)	$2,432

      The Company recorded prepaid taxes totaling approximately $197,000 and $251,000 as of June 30, 2005 and 2004, respectively, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings. The Company also received net tax refunds of approximately $80,000 and $398,000 during fiscal years 2005 and 2004, respectively, primarily related to its state tax carrybacks.
      At June 30, 2005, federal income tax operating loss carryforwards (“NOL’s”) were available to the Company in the amount of approximately $10.5 million, which expire from 2008 to 2023. Utilization of certain of these net operating loss carryforwards totaling $2.5 million is limited to approximately $960,000 per year, pursuant to Section 382 of the Internal Revenue Code (“Code”) relating to a prior ownership change.
      The Company’s effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows for the fiscal years ended June 30:

	2005	2004	2003

Federal statutory rate	34.0%	34.0%	35.0%
State and local income taxes (net of federal tax benefits)	3.2	5.3	5.2
Meals and entertainment	2.9	2.9	(2.2)
Change in valuation allowance	(3.8)	(26.4)	(53.8)
Utilization of net operating loss carryforwards	(32.7)	(11.8)	—
Insurance claim payment	0.5	(15.6)	—
Severance and office closure payments	(4.8)	(8.6)	—
Goodwill amortization and other	(1.6)	(4.6)	2.6
Executive compensation	1.1	—	(3.8)

Effective income tax rate	(1.2)%	(24.8)%	(17.0)%

      The Company realized approximately $4.7 million of its deferred tax assets during fiscal 2005 due to the generation of significant taxable income during the period. The Company decreased its valuation allowance related to its deferred tax assets by approximately $5.2 million as of June 30, 2005 due to the realization of these assets and the likelihood that the Company would realize a greater portion of its remaining deferred assets in future periods. During fiscal 2004, the Company generated sufficient taxable income to realize a portion of its deferred tax assets and correspondingly reduced the valuation allowance by approximately

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Income Taxes—(Continued)
$7.9 million. The Company had fully reserved its deferred tax assets at June 30, 2003 to reflect uncertainty at that time in regards to the realization of the assets in future periods.
      Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax basis of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows as of June 30, 2005 and 2004 (in thousands):

	2005	2004

Deferred tax assets:
Federal NOL and credit carryforwards	$3,586	$7,872
State NOL carryforwards	2,575	2,263
Insurance reserves	2,597	2,376
Compensation and benefits	561	376
Commission and fee reserves	510	777
Office closure reserves	463	1,072
Claims and settlements	176	331
Other	1,042	831

Deferred tax assets	11,510	15,898
Less valuation allowance	(4,391)	(9,599)

	7,119	6,299
Deferred tax liabilities	(3,619)	(3,299)

Net deferred tax assets	$3,500	$3,000

Current	$3,500	$3,000

Long Term	$—	$—

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Stock Options, Warrants, Stock Purchase and 401(k) Plans
Stock Option Plans
      Changes in stock options were as follows for the fiscal years ended June 30, 2005, 2004, and 2003:

	2005		2004		2003

	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Stock options outstanding at the beginning of the year	1,329,023	$0.92 to $16.44	1,601,091	$2.00 to $16.44	2,816,861	$1.88 to $16.44
Granted	510,000	$2.99 to $4.70	150,000	$0.92	10,000	$2.00
Lapsed or canceled	(376,371)	$3.75 to $13.50	(422,068)	$2.85 to $13.50	(1,225,770)	$1.88 to $13.50
Exercised	(17,500)	$2.85	—	—	—	—

Stock options outstanding at the end of the year	1,445,152	$0.92 to $16.44	1,329,023	$0.92 to $16.44	1,601,091	$2.00 to $16.44

Exercisable at end of the year	866,068		1,103,356		1,129,466

      Additional information segregated by relative ranges of exercise prices for stock options outstanding as of June 30, 2005 is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
		Years	Exercise	Exercise
Exercise		Remaining	Price-Outstanding	Price-Exercisable
Price	Shares	Life	Shares	Shares

$ 0.92 to $ 4.70	715,500	9.20	3.72	1.37
$ 5.44 to $ 8.94	368,552	4.04	6.72	6.72
$11.13 to $16.44	361,100	2.40	11.69	11.69

	1,445,152

      Weighted average information per share with respect to stock options for fiscal years ended June 30, 2005 and 2004 is as follows:

	2005		2004

Exercise price:
Granted	$4.67		$0.92
Lapsed or canceled	8.67		5.30
Exercised	2.85		—
Outstanding at June 30	6.48		6.98
Remaining life	6.19	years	5.28	years
      The Company’s 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company’s common stock for a total of 2,000,000 shares. At June 30, 2005, 2004 and 2003, the number of shares available for the grant of options under the plan was 1,179,952, 1,029,345 and 904,517, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Stock Options, Warrants, Stock Purchase and 401(k) Plans—(Continued)
market price per share at the dates of grant, their terms and vesting schedules of which are determined by the Board of Directors.
      The Company’s 1993 Stock Option Plan for Outside Directors provides for an automatic grant of an option to purchase 10,000 shares of common stock to each newly elected independent member of the Board of Directors and an automatic grant of an option to purchase 8,000 shares at the successive four year service anniversaries of each such director. The exercise prices are set at the market price at the date of grant. The initial options expire five years from the date of grant and vest over three years from such date. The anniversary options vest over four years from the date of grant and expire ten years from such date. The plan was amended in November 1998 to increase the number of issuable shares authorized for the plan from 50,000 to 300,000 and to provide for the anniversary options. The number of shares available for grant was 244,000 at June 30, 2005 and 236,000 at June 30, 2004 and 2003.
      The Company’s 1998 Stock Option Plan provides for grants of options to purchase the Company’s common stock. The plan authorizes the issuance of up to 2,000,000 shares, and had 1,336,983, 1,129,219, and 971,979 shares available for grant as of June 30, 2005, 2004 and 2003, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.
      The Company’s 2000 Stock Option Plan provides for grants of options to purchase the Company’s common stock. The plan authorizes the issuance of up to 1,500,000 shares, and had 850,000, 1,350,000 and 1,360,000 shares available for grant as of June 30, 2005, 2004 and 2003, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, the full Board of Directors.
Stock Warrants
      In July 1999, the Company issued a warrant to purchase 600,000 shares of the Company’s common stock at $6.25 per share to Aegon USA Realty Advisors, Inc., the parent company of Landauer Associates, Inc. (“LAI”), as part of the consideration granted in the acquisition of LAI. The warrant had a five-year life which expired in July 2004.
Employee Stock Purchase Plan
      The Grubb & Ellis Company Employee Stock Purchase Plan provided for the purchase of up to 1,750,000 shares of common stock by employees of the Company at a 15% discount from market price, as defined, through payroll deductions. The numbers of shares purchased under this plan were 193,532 during the fiscal year ended June 30, 2003. This plan was suspended in May 2003.
      The Company has a 401(k) Plan covering eligible employees and provides that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company for the plans (net of forfeitures and reimbursements received pursuant to property and corporate facilities management services agreements) amounted to approximately $583,000 and $519,000 for the plan years ended December 31, 2004 and 2003, respectively. The Company did not provide for a company match to the 401(k) Plan for the plan year ended December 31, 2002.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Stock Options, Warrants, Stock Purchase and 401(k) Plans—(Continued)
Pro Forma Information
      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for options granted subsequent to July 1, 1996, and therefore includes grants under the 1990 Amended and Restated Stock Option Plan, 1993 Stock Option Plan for Outside Directors, 1998 Stock Option Plan and 2000 Stock Option Plan and purchases made under the Grubb & Ellis Employee Stock Purchase Plan, under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average assumptions for options granted for fiscal years 2005, 2004 and 2003, respectively, are as follows:

	2005	2004	2003

Risk free interest rates	3.99%	3.40%	3.83%
Dividend yields	0%	0%	0%
Volatility factors of the expected market price of the common stock	.834	.795	.393
Weighted-average expected lives	5.00 years	6.00 years	6.00 years
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted. The weighted average fair values of options granted by the Company in fiscal years 2005, 2004 and 2003 using this model were $3.21, $0.65 and $0.88, respectively.
      The Company currently accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25. The Company has adopted the disclosure-only provisions of Statement 123, as amended by FASB Statement No. 148, “Accounting for Stock— Based Compensation— Transition and Disclosure (“FAS 148”)”. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under APB 25 and FAS 123 and,

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Stock Options, Warrants, Stock Purchase and 401(k) Plans—(Continued)
therefore, is already reflected in net income. Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and net income per share would be as follows (in thousands):

	For the Fiscal Year Ended June 30,

	2005	2004	2003

Net income (loss) to common stockholders, as reported	$12,378	$12,576	$(17,902)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—	—	228
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(164)	(172)	(340)

Pro forma net income (loss) to common stockholders	$12,214	$12,404	$(18,014)

Net earnings per weighted average common share outstanding:
Basic — as reported	$0.82	$0.83	$(1.19)

Basic — pro forma	$0.81	$0.82	$(1.19)

Diluted — as reported	$0.81	$0.83	$(1.19)

Diluted — pro forma	$0.80	$0.82	$(1.19)

Stock Repurchase Plan
      In August 1999, the Company announced a program through which it may repurchase up to $3.0 million of its common stock on the open market from time to time as market conditions warrant. As of June 30, 2005, the Company had repurchased 359,900 shares of stock at an aggregate price of approximately $2.0 million. No shares were repurchased under this program during fiscal years 2005, 2004 or 2003.

11.	Related Party Transactions
      The Company provides both transaction and management services to parties, which are related to principal stockholders and/or directors of the Company, primarily Kojaian affiliated entities (collectively, “Kojaian Companies”) and Archon Group, L.P. (“Archon”). In addition, the Company also paid asset management fees to the Kojaian Companies and Archon related to properties the Company manages on their behalf. Revenue earned by the Company for services rendered to these and other affiliates, including joint

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Related Party Transactions — (Continued)
ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Transaction fees
Kojaian Companies	$485	$330	$291
Archon	2,346	1,819	1,663
Others	—	—	277

	2,831	2,149	2,231

Management fees
Kojaian Companies	9,232	10,468	10,274
Archon	1,842	3,613	5,291

	11,074	14,081	15,565
Less: asset management fees
Kojaian Companies	2,957	3,191	3,295
Archon	87	174	239

	8,030	10,716	12,031

Total	$10,861	$12,865	$14,262

      In August 2002, the Company entered into a lease for 16,800 square feet of office space in Southfield, Michigan within a building owned by an entity related to the Kojaian Companies. The lease provides for an annual average base rent of $365,400 over the ten year life of the lease.
      The Company entered into an employment agreement with Mark E. Rose as Chief Executive Officer effective March 8, 2005. Terms of the agreement included, among other things, i) a sign-on bonus of approximately $2.1 million, which is subject to repayment by Mr. Rose, in whole or in part, under certain circumstances as set forth in the employment agreement, ii) a guaranteed bonus of $750,000 for calendar year 2005, iii) options to purchase up to 500,000 shares of the Company’s common stock which generally vest over the three year term of the agreement, and iv) annual grants of $750,000 worth of restricted common stock during the term of the agreement, each grant having a three year vesting period from the date of grant. The Company has paid the sign-on bonus to Mr. Rose as of March 31, 2005, which is being amortized to salaries, wages and benefits expense over the term of the agreement. The guaranteed bonus for 2005 is expected to be funded on or before March 1, 2006.
      In July 2002, the former Chief Operating Officer’s employment agreement with the Company was terminated, and in March 2003, the Company disclosed that the Company’s former Chief Executive Officer and Chief Financial Officer had resigned. In addition, the Company entered into a separation agreement with its former General Counsel who resigned effective July 2, 2003. Severance charges totaling approximately $3.4 million were recognized during fiscal year 2003 relating to these events. (See Note 14 of Notes to Consolidated Financial Statements for additional information.) None of the options to purchase 850,000 common stock shares were exercised and the option grants were cancelled upon the officers’ employment terminations.
      The Compensation Committee of the Company adopted a Long-Term Executive Cash Incentive Plan (the “Plan”) in June 2005. The Plan provides for the payment of bonuses to certain executive employees if specified financial goals for the Company are achieved for the period commencing January 1, 2004 and ending December 31, 2006. As of June 30, 2005, approximately $373,000 has been accrued under this Plan for payment to the executive employees no earlier than the first calendar quarter of 2007.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Related Party Transactions — (Continued)
      In fiscal years 2005 and 2004, the Company incurred $160,000 and $100,000, respectively, in legal fees paid on behalf of C. Michael Kojaian and Kojaian Ventures, LLC (collectively, the “Kojaian Parties”), and $64,000 and $60,000, respectively, in legal fees paid on behalf of Warburg Pincus Investors, L.P. (“Warburg Pincus”), in connection with each of them being named in a lawsuit filed in March 2004. In August 2005, the litigation was settled by the parties and the lawsuit was dismissed with prejudice. Total legal fees through the settlement of the lawsuit, including fees incurred through fiscal 2005, are estimated to be $300,000 on behalf of the Kojaian Parties and $126,000 on behalf of Warburg Pincus. Although the Company was not party to the litigation, the litigation expenses of the Kojaian Parties and Warburg Pincus were being paid by the Company pursuant to contractual indemnification obligations contained in various purchase and sale and credit and security agreements entered by the Company during fiscal 2002. Mr. Kojaian is the Chairman of the Board of the Company, and, along with affiliated persons and entities, has majority-voting control of the Company, and Warburg Pincus owns approximately 39% of the issued and outstanding shares of the common stock of the Company. In addition, of the total legal fees incurred on behalf of the Kojaian Parties, approximately $164,000 was paid to the law firm of Young and Susser. Rodger D. Young, a member of the Company’s Board of Directors since April 2003, is a partner of Young and Susser.

12.	Commitments and Contingencies
Non-cancelable Operating Leases
      The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to nine years, and sublease agreements under which the Company acts as sublessor.
      The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.
      Future minimum payments under non-cancelable operating leases with an initial term of one year or more, excluding any future potential operating or real estate tax expense increases, were as follows at June 30, 2005 (in thousands):

Year Ending June 30,	Lease Obligations

2006	$15,996
2007	12,404
2008	10,278
2009	7,835
2010	4,210
Thereafter	3,072

$53,795

      The above amounts also include obligations due under a large office lease signed in August 2005.
      Lease and rental expense for the fiscal years ended June 30, 2005, 2004 and 2003 totaled $17,805,000, $20,187,000, and $21,678,000, respectively.
Environmental
      As first reported in the Company’s Form 10-Q for the period ended December 31, 2000, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Commitments and Contingencies—(Continued)
State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. As of June 30, 2005, the Company’s share of cumulative costs to remediate and monitor this situation is estimated at approximately $1,157,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm, or an increase of $100,000 during fiscal 2005. Approximately $1,074,000 of this amount has been paid as of June 30, 2005 and the remaining $83,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
      In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company’s open claims. The Company had established loss reserves for the estimated settlement costs of the claims and all of the claims have now been resolved. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment in excess of the self-insured retention from the liquidator. No new significant information has been obtained for fiscal 2005. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.
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

13.	Concentration of Credit Risk
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Concentration of Credit Risk—(Continued)
      The Company believes it has limited exposure to the extent of non-performance by the counterparties of its interest rate cap agreement as the counter party is a major financial institution and, accordingly, the Company does not anticipate any non-performance.

14.	Severance, Office Closure and Other Special Charges
      During the fiscal year ended June 30, 2004, the Company completed the disposition of the Wadley-Donovan Group, through which the Company provided relocation and economic development consulting services. As a result of the disposition, the Company recorded a loss totaling approximately $2.4 million related primarily to the write-off of unamortized goodwill recorded when the original business was acquired in February 2002. The Company closed certain non-performing offices and recorded additional special charges of $855,000 related to office closure costs which consist primarily of future lease obligations of office space by the Company, net of estimated sublease income, along with related unamortized leasehold improvements. As of June 30, 2005, remaining future net lease obligations, including those which arose in prior years, totaled approximately $824,000. The cumulative amount of special charges incurred by the Company during the fiscal year ended June 30, 2004 totaled $3.2 million.
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

15.	Business Acquisitions and Related Indebtedness
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
16. Segment Information
      The Company has two reportable segments— Transaction Services and Management Services.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Segment Information—(Continued)
      The Company evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) that include an allocation (primarily based on segment revenue) of certain corporate level administrative expenses (amounts in thousands). In evaluating segment performance, the Company’s management utilizes EBITDA as a measure of the segment’s ability to generate cash flow from its operations. Other items contained within the measurement of net income, such as interest and taxes, and special charges, are generated and managed at the corporate administration level rather than the segment level. In addition, net income measures also include non-cash amounts such as depreciation and amortization expense.
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

	Transaction	Management	Company
	Services	Services	Totals

	(amounts in thousands)
Fiscal year ended June 30, 2005
Total Revenues	$267,810	$195,725	$463,535
EBITDA	19,546	563	20,109
Total Assets	65,606	15,317	80,923
Goodwill, net	18,376	6,387	24,763
Fiscal year ended June 30, 2004
Total Revenues	$249,344	$191,210	$440,554
EBITDA	22,105	1,433	23,538
Total Assets	52,672	17,792	70,464
Goodwill, net	18,376	6,387	24,763
Fiscal year ended June 30, 2003
Total Revenues	$240,916	$185,030	$425,946
EBITDA	5,700	(214)	5,486
Reconciliation of Segment EBITDA to Statements of Operations (in thousands):

	Fiscal Year Ended June 30,

	2005	2004	2003

Total Segment EBITDA	$20,109	$23,538	$5,486
Less:
Depreciation & amortization	(5,742)	(6,736)	(7,802)
Special charges	—	(3,224)	(9,500)
Net interest expense	(1,252)	(2,205)	(2,524)

Income (loss) before income taxes	$13,115	$11,373	$(14,340)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Segment Information—(Continued)
Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of June 30,

	2005	2004

Total segment assets	$80,923	$70,464
Current tax assets	197	251
Deferred tax assets	3,500	3,000

Total Assets	$84,620	$73,715

17.	Selected Quarterly Financial Data (unaudited)

	Fiscal Year Ended June 30, 2005
	(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$103,679	$135,580	$109,439	$114,837

Operating income (loss)	$(1,066)	$8,686	$1,393	$5,354

Net (loss) income to common stockholders	$(1,818)	$7,852	$1,094	$5,250

Income (loss) per common share:
Basic—	$(0.12)	$0.52	$0.07	$0.35

Weighted average common shares outstanding	15,103	15,115	15,115	15,115

Diluted—	$(0.12)	$0.52	$0.07	$0.34

Weighted average common shares outstanding	15,103	15,232	15,205	15,282

EBITDA	$377	$10,151	$2,787	$6,794

Common stock market price range (high : low)	$4.26 : $1.55	$5.20 : $3.60	$4.94 : $4.10	$7.00 : $4.75

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. Selected Quarterly Financial Data (unaudited)—(Continued)

	Fiscal Year Ended June 30, 2004
	(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$101,884	$123,789	$102,402	$112,479

Operating income (loss)	$870	$8,576	$(2,748)	$6,880

Net (loss) income to common stockholders	$(150)	$7,447	$(3,690)	$8,969

Income (loss) per common share:
Basic—	$(0.01)	$0.49	$(0.24)	$0.59

Weighted average common shares outstanding	15,097	15,097	15,097	15,097

Diluted—	$(0.01)	$0.49	$(0.24)	$0.59

Weighted average common shares outstanding	15,097	15,098	15,097	15,105

EBITDA	$2,599	$10,210	$(1,199)	$8,704

Common stock market price range (high : low)	$1.50 : $1.01	$1.20 : $0.80	$1.20 : $0.87	$2.00 : $0.90

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
Item 9A. Controls and Procedures
      Effective as of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a—15e under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

GRUBB & ELLIS COMPANY
PART III
Item 10. Directors and Executive Officers of the Registrant
      The information called for by Item 10 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Exchange Act”) no later than 120 days after the end of the 2005 fiscal year.
Item 11. Executive Compensation
      The information called for by Item 11 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2005 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
      The information called for by Item 12 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2005 fiscal year.
Item 13. Certain Relationships and Related Transactions
      The information called for by Item 13 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2005 fiscal year.
Item 14. Principal Accountant Fees and Services
      The information called for by Item 14 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2005 fiscal year.

GRUBB & ELLIS COMPANY
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) The following documents are filed as part of this report:

1.	The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are submitted herewith:
           Report of Independent Registered Public Accounting Firm
           Consolidated Balance Sheets at June 30, 2005 and June 30, 2004
           Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003
           Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005, 2004 and 2003
           Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003
           Notes to Consolidated Financial Statements

2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is contained in the Notes to Consolidated Financial Statements and therefore have been omitted.

3.	Exhibits required to be filed by Item 601 of Regulation S-K:
(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.
3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).
3.3	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.4	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.5	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 8, 2002 incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
3.6	Certificate of Amendment of Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, incorporated herein by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
3.7	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

3.8	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002 incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.
3.9	Preferred Stock Exchange Agreement dated as of December 30, 2004 by and between the Registrant and Kojaian Ventures, LLC incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.
3.10	Certificate of Designations, Number Voting Posers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005 incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.
(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Stock Purchase Agreement dated as of December 11, 1996 among the Registrant, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on December 20, 1996.
4.2	Registration Rights Agreement dated as of December 11, 1996 among the Registrant, Warburg, Pincus Investors, L.P., Joe F. Hanauer, Mike Kojaian, Kenneth J. Kojaian and C. Michael Kojaian, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 1996.
4.3	Purchase Agreement dated as of January 24, 1997 between the Registrant and Warburg, Pincus Investors, L.P., incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 1997.
4.4	Stock Purchase Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 4, 1997.
4.5	Registration Rights Agreement dated as of January 24, 1997 between the Registrant and Archon Group, L.P., incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 4, 1997.
4.6	Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.7	Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 and executed by Grubb & Ellis Company, incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.8	Stock Subscription Warrant No. A-1 dated July 30, 1999 issued to Aegon USA Realty Advisors, Inc., incorporated herein by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
4.9	Form of Subordination Agreement, executed by Warburg, Pincus Investors, L.P. in favor of Bank of America, N.A., as Agent, and the Lenders, which is an Exhibit to the Option Purchase Agreement incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.10	Option Purchase Agreement dated March 7, 2002 by and among the Registrant, Warburg, Pincus Investors, L.P. and Bank of America, N.A., as Administrative Agent incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.

4.11	Fourth Amendment dated as of May 13, 2002 to the Amended and Restated Credit Agreement among the Registrant, the other financial institutions from time to time parties thereto, Bank of America, N.A., American National Bank and Trust Company of Chicago and LaSalle Bank National Association, dated as of December 31, 2000, incorporated herein by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.12	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated December 20, 2002, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2003.
4.13	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated March 26, 2003, incorporated herein by reference to Exhibit 6 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
4.14	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated May 1, 2003, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2003.
4.15	Form of Waiver executed by Bank of America, N.A., LaSalle Bank National Association and Bank One, N.A., and the Registrant, dated May 30, 2003, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2003.
4.16	Form of Waiver executed by Kojaian Capital, LLC and the Registrant, dated June 6, 2003, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2003.
4.17	Sixth Amendment dated as of June 20, 2003 to the Amended and Restated Credit Agreement among the Registrant and Kojaian Capital, LLC, dated as of December 31, 2000 incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2003.
4.18	Copy of $5,000,000 Convertible Promissory Note and Security Agreement dated March 7, 2002 issued by the Registrant to Warburg, Pincus Investors, L.P. incorporated herein by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002.
4.19	Form of $6,000,000 Convertible Promissory Note and Security Agreement of the Registrant which is an Exhibit to the Option Purchase Agreement to be payable to the order of Warburg, Pincus Investors, L.P. incorporated herein by reference to Exhibit 6 to the Registrant’s Current Report on Form 8-K filed on March 12, 2002 (Commission File No. 1-8122).
4.20	Securities Purchase Agreement dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.21	Copy of Convertible Subordinated Promissory Note and Security Agreement in the principal amount of $11,237,500 dated May 13, 2002 issued by the Registrant to Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on May 14, 2002.
4.22	Copy of Promissory Note in the principal amount of $4,000,000 dated May 9, 2003 issued by the Registrant to Kojaian Funding, LLC, incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.23	Copy of Guarantee and Collateral Agreement by the Registrant and certain of its Subsidiaries in favor of Kojaian Funding, LLC, as Lender, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.24	Copy of Security Agreement by the Registrant in favor of Kojaian Funding, LLC, as Lender, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.

4.25	Copy of Subordination Agreement executed by Kojaian Funding, LLC in favor of Bank of America, as Agent, and the Lenders, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.26	Copy of Side Letter Agreement executed by the Registrant, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.27	Copy of Side Letter Agreement executed by the Registrant, dated as of May 9, 2003, incorporated herein by reference to Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2003.
4.28	Copy of Credit Agreement, dated as of June 11, 2004, entered into by and among the Registrant, certain of its subsidiaries, the “Lenders” (as defined in the Credit Agreement), Deutsche Bank Securities, Inc., as sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial swing line bank, the initial issuer of letters of credit and administrative agent for the lender parties, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2004.
4.29	Security Agreement, dated as of June 11, 2004, by and among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined in the Security Agreement), incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on June 21, 2004.
4.30	Amended and Restated Credit Agreement, dated as of March 31, 2005, entered into by and among Grubb& Ellis Company, certain of its subsidiaries, the “Lenders” (as defined therein), Deutsche Bank Securities, Inc., as sole book-running manager and sole arranger, Deutsche Bank Trust Company Americas, as initial swing line bank, the initial issuer of letters of credit and administrative agent for the lender parties incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2005.
4.31	Amended and Restated Security Agreement, dated as of March 31, 2005, by and among Grubb & Ellis Company, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined herein) incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2005.
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

(10)	Material Contracts

10.1*	Employment Agreement entered into between Brian D. Parker and the Registrant dated March 1, 2003, incorporated herein by reference to Exhibit 5 to the Registrant’s Current Report on Form 8-K filed on March 27, 2003.
10.2*	First Amendment to Employment Agreement entered into between Brian D. Parker and the Registrant dated April 1, 2003, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on October 10, 2003.
10.3*	Employment Agreement with First Amendment entered into between Richard L. Fulton and the Registrant dated September 1, 2002 and April 1, 2003, respectively, incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on October 10, 2003.

10.4*	Employment Agreement with First and Second Amendments entered into between Robert Osbrink and the Registrant dated December 21, 2001, August 16, 2002 and April 1, 2003, respectively, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on October 10, 2003.
10.5*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.
10.6*	Form of First Amendment to Employment Agreement entered into between Robert Osbrink and the Registrant dated as of September 7, 2005.
10.7*	Compensation Arrangement Letter between Maureen A. Ehrenberg and the Registrant dated May 22, 2003, incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on October 10, 2003.
10.8*	Employment Agreement, dated as of January 1, 2005, by and between Maureen A. Ehrenberg and the Registrant incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005.
10.9*	Employment Agreement entered into on March 8, 2005, between Mark E. Rose and the Registrant, effective March 8, 2005 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.
10.10*	Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on December 19, 1997 (Registration No. 333-42741).
10.11*	1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).
10.12*	First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 12, 1999.
10.13*	Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
10.14*	First Amendment to the Grubb & Ellis 1998 Stock Option Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2000.
10.15*	Grubb & Ellis Company 2000 Stock Option Plan, effective November 16, 2000, incorporated by herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2001.
10.16*	Description of Grubb & Ellis Company Executive Officer Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
10.17	Letter Amendment dated May 13, 2002 by and between Grubb & Ellis Company and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed May 14, 2002.
10.18	Transition Agreement entered into as of April 1, 2003, portions of which were omitted pursuant to a request for Confidential Treatment under Rule 24(b) of the Securities Act of 1934, as amended, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 16, 2003.

*	Management contract or compensatory plan or arrangement.

(21) Subsidiaries of the Registrant
(23) Consent of Independent Registered Public Accounting Firm
(24) Powers of Attorney
(31) Section 302 Certifications
(32) Section 906 Certification
(b) Reports filed on Form 8-K

A Current Report on Form 8-K dated June 6, 2005, was filed with the Securities and Exchange Commission on June 10, 2005, reporting under Items 1.01 and 3.02 that the Company had entered into a three year employment agreement with Maureen A. Ehrenberg, pursuant to which Ms. Ehrenberg will continue to serve as the Company’s Executive Vice President and as the President of both Grubb & Ellis Management Services, Inc. and the Company’s Global Client Services.

A Current Report on Form 8-K dated June 21, 2005, was filed with the Securities and Exchange Commission on June 27, 2005, reporting under Item 1.01 that the Compensation Committee of the Company had adopted a long-term executive cash incentive plan.

A Current Report on Form 8-K dated September 12, 2005, was filed with the Securities and Exchange Commission on September 16, 2005, reporting under Item 5.02 that Brian D. Parker had submitted his resignation as the Chief Financial Officer of the Company and that the submission of such resignation was not the result of any dispute or disagreement with the Company.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Grubb & Ellis Company
(Registrant)

/s/ Mark E. Rose Mark E. Rose Chief Executive Officer (Principal Executive Officer)	September 28, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark E. Rose Mark E. Rose Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2005
/s/ Brian D. Parker Brian D. Parker Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2005
* R. David Anacker, Director	September 28, 2005
* Anthony G. Antone, Director	September 28, 2005
* C. Michael Kojaian, Director	September 28, 2005
* Robert J. McLaughlin, Director	September 28, 2005
* Rodger D. Young, Director	September 28, 2005

/s/ Mark E. Rose

        * By: Mark E. Rose, Attorney-in-Fact, pursuant to Powers Of Attorney

GRUBB & ELLIS COMPANY AND SUBSIDIARIES
EXHIBIT INDEX (A)
For the Fiscal Year Ended June 30, 2005

Exhibit

(10)	Material Contracts
10.6	Form of First Amendment to Employment Agreement entered into between Robert Osbrink and the Registrant dated as of September 7, 2005.
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31)	Section 302 Certifications
(32)	Section 906 Certification
(A) Exhibits incorporated by reference are listed in Item 14 (a) 3 of this Report