Form 10-Q
period 2005-09-30
GRUBB & ELLIS CO
filed 2005-11-10
CIK 216039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐      No ☑

15,117,604

(Number of shares outstanding of the registrant’s
common stock at November 4, 2005)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $1,105 at September 30, 2005 and June 30, 2005	$32,026	$26,415
Services fees receivable, net	11,126	9,339
Other receivables	3,082	2,509
Professional service contracts, net	2,445	2,170
Prepaid and other current assets	3,859	2,656
Deferred tax assets, net	3,500	3,500

Total current assets	56,038	46,589
Noncurrent assets:
Equipment, software and leasehold improvements, net	7,789	8,189
Goodwill, net	24,763	24,763
Other assets	5,470	5,079

Total assets	$94,060	$84,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,349	$4,218
Commissions payable	5,853	6,282
Accrued compensation and employee benefits	13,668	11,433
Deferred commissions payable	4,023	877
Other accrued expenses	8,439	5,685

Total current liabilities	35,332	28,495
Long-term liabilities:
Credit facility debt	25,000	25,000
Accrued claims and settlements	5,064	4,972
Other liabilities	1,685	1,656

Total liabilities	67,081	60,123

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at September 30, 2005 and June 30, 2005	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 15,117,604 and 15,114,871 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	153	153
Additional paid-in-capital	68,274	67,988
Accumulated other comprehensive income	48	27
Retained deficit	(53,221)	(55,396)

Total stockholders’ equity	26,979	24,497

Total liabilities and stockholders’ equity	$94,060	$84,620

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months ended
	September 30,
	2005	2004

Services revenue:
Transaction fees	$73,133	$55,753
Management fees, including reimbursed salaries, wages and benefits	47,604	47,926

Total services revenue	120,737	103,679

Costs of services:
Transaction commissions	47,073	34,856
Reimbursable salaries, wages and benefits	35,250	35,065
Salaries, wages, benefits and other direct costs	9,242	8,893

Total costs of services	91,565	78,814

Costs and expenses:
Salaries, wages and benefits	14,278	13,290
Selling, general and administrative	10,893	11,198
Depreciation and amortization	1,478	1,443

Total costs	118,214	104,745

Total operating income (loss)	2,523	(1,066)

Other income and expenses:
Interest income	224	42
Interest expense	(538)	(356)

Income (loss) before income taxes	2,209	(1,380)

Provision for income taxes	(34)	—

Net income (loss)	2,175	(1,380)

Preferred stock dividends accrued	—	(438)

Net income (loss) to common stockholders	$2,175	$(1,818)

Net income (loss) per weighted average common share outstanding:

Basic —	$0.14	$(0.12)

Diluted —	$0.14	$(0.12)

Weighted average common shares outstanding:

Basic —	15,115,554	15,103,078

Diluted —	15,386,986	15,103,078

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	September 30,
	2005	2004

Cash Flows from Operating Activities:
Net income (loss)	$2,175	$(1,380)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,478	1,443
Stock-based compensation expense	269	—
Payment of accrued severance and office closure costs	(181)	(475)
Recovery for services fees receivable valuation allowances	(168)	(47)
Deferral of payment of services commissions	3,146	1,419
Funding of multi-year service contracts	(774)	(179)
(Increase) decrease in services fees receivable	(1,611)	983
Increase in prepaid and other assets	(2,365)	—
Decrease in accounts and commissions payable	(1,301)	(5,406)
Increase in accrued compensation and employee benefits	2,235	1,562
Increase (decrease) in accrued claims and settlements	92	(187)
Increase in other liabilities	3,023	964

Net cash provided by (used in) operating activities	6,018	(1,303)

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(586)	(470)
Other investing activities	163	45

Net cash used in investing activities	(423)	(425)

Cash Flows from Financing Activities:
Other financing activities	16	(85)

Cash provided by (used in) financing activities	16	(85)

Net increase (decrease) in cash and cash equivalents	5,611	(1,813)

Cash and cash equivalents at beginning of period	26,415	14,971

Cash and cash equivalents at end of period, including restricted deposits of $1,105 and $3,346 at September 30, 2005 and 2004, respectively	$32,026	$13,158

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
1. Interim Period Reporting
The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries (collectively, the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
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
Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be achieved in future periods.
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
The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $21,000 and $22,000 of unrealized income during the three months ended September 30, 2005 and 2004, respectively. These results, along with the Company’s net income of $2,175,000 for the 2006 fiscal quarter and net loss of $1,380,000 for the 2005 fiscal quarter resulted in Total Comprehensive Income of $2,196,000 and Total Comprehensive Loss of $1,358,000 for the respective periods.
3. Income Taxes
The provision for income taxes for the three months ended September 30, 2005 and 2004 is as follows (in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
3. Income Taxes (Continued)

	For the three months ended
	September 30,
	2005	2004

Current (provision) benefit	$(1,170)	$552
Deferred (provision) benefit	51	(552)
Decrease in valuation allowance	1,085	—

	$(34)	$—

The Company recorded prepaid taxes totaling approximately $203,000 and $197,000 as of September 30, 2005 and June 30, 2005, respectively, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings. The Company also received net tax refunds of approximately $8,000 and $11,000 during the quarters ended September 30, 2005 and 2004, respectively.
The Company realized approximately $1.1 million of its deferred tax assets during the quarter ended September 30, 2005 due to the generation of significant taxable income during the period. The Company decreased its valuation allowance related to its deferred tax assets by approximately the same amount as of September 30, 2005 due to the likelihood that the Company would continue to realize a portion of its deferred assets in future periods. During the quarter ended September 30, 2004, the Company increased its valuation allowance by approximately $552,000, an amount equal to the additional deferred tax assets recorded by the Company during the quarter ended September 30, 2004.
4. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the three months ended
	September 30,
	2005	2004

Net income (loss) to common stockholders	$2,175	$(1,818)

Basic earnings per common share:

Weighted average common shares outstanding	15,116	15,103

Net income (loss) per common share — basic	$0.14	$(0.12)

Diluted earnings per common share:

Weighted average common shares outstanding	15,116	15,103
Effect of dilutive securities:
Stock options, warrants and restricted stock grants	271	—

Weighted average dilutive common shares outstanding	15,387	15,103

Net income (loss) per common share — diluted	$0.14	$(0.12)

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
4. Earnings per Common Share (Continued)
Additionally, options to purchase shares of common stock, the effect of which would be anti-dilutive, totaled approximately 442,000 and 1,283,000 for the quarters ended September 30, 2005 and 2004, respectively. These options were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.
5. Segment Information
The Company has two reportable segments — Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) that include an allocation of certain corporate level administrative expenses. As of January 1, 2005, the Company revised the method it uses to allocate these corporate expenses to its segments, and, consequently, has restated the segment EBITDA results for the quarter ending September 30, 2004 to be comparative with the current method, in the table below (amounts in thousands):

	Transaction	Management	Segment
	Services	Services	Totals
Three months ended September 30, 2005
Total revenue	$73,133	$47,604	$120,737
EBITDA	4,478	(477)	4,001
Total assets as of September 30, 2005	76,137	14,220	90,357
Goodwill, net	18,376	6,387	24,763

Three months ended September 30, 2004
Total revenue	$55,753	$47,926	$103,679
EBITDA	420	(43)	377
Total assets as of September 30, 2004	52,502	14,445	66,947
Goodwill, net	18,376	6,387	24,763
Reconciliation of Segment EBITDA to Income (Loss) Before Income Taxes

	Three Months Ended
	2005	2004
Total segment EBITDA	$4,001	$377
Less:
Depreciation & amortization	(1,478)	(1,443)
Net interest expense	(314)	(314)

Income (loss) before income taxes	$2,209	$(1,380)

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of September 30,
	2005	2004
Total segment assets	$90,357	$66,947
Current tax assets	203	263
Deferred tax assets	3,500	3,000

Total assets	$94,060	$70,210

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
6. Commitments and Contingencies
Environmental:
As first reported in the Company’s Form 10-Q for the period ended December 31, 2000 and subsequently updated in its Form 10-K for the year ended June 30, 2005, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. As of September 30, 2005, the Company’s share of cumulative costs to remediate and monitor this situation is estimated at approximately $1,157,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. Approximately $1,074,000 of this amount has been paid as of September 30, 2005 and the remaining $83,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
Insolvent Insurance Provider:
In the Company’s Form 10-Q for the period ended December 31, 2001, the following situation regarding an insolvent insurance provider was initially disclosed, and subsequently updated in the Company’s Form 10-K for the year ended June 30, 2005. In fiscal years 1999 and 2000, the Company’s primary errors and omissions insurance carrier was Reliance Insurance Company (of Illinois and California, collectively “Reliance”). The Company had four open claims that were covered by Reliance policies in which defense

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
6. Commitments and Contingencies (Continued)
and/or settlement costs exceeded a self-insured retention.
In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company’s open claims. The Company had established loss reserves for the estimated settlement costs of the claims and all of the claims have now been resolved. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment in excess of the self-insured retention from the liquidator. No new significant information has been obtained in the three months ended September 30, 2005. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.
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
7. Stock Options and Stock Purchase Plans
In December 2004, the Financial Accounting Standards Board issued Statement 123(R) (“FAS 123(R)”) effective for fiscal years beginning after June 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards. The Company applied the new rules on accounting for stock-based compensation awards beginning in the first fiscal quarter of fiscal 2006. The Company has reviewed the provisions of FAS 123(R) and has determined that it will not have a material impact on its financial position or results of operations.
The Company previously adopted the disclosure-only provisions of Statement 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”) and accounted for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25. Compensation expense related to restricted share awards was not presented in the table below because the expense amount was the same under APB 25 and FAS 123 and, therefore, was already reflected in net income. Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and net income per share would have been as follows (in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
7. Stock Options and Stock Purchase Plans (Continued)

For the three months
ended September 30,
2004

Net loss to common stockholders, as reported	$(1,818)

Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(30)

Pro forma net loss to common stockholders	$(1,848)

Net earnings per weighted average common share outstanding:

Basic — as reported	$(0.12)

Basic — pro forma	$(0.12)

Diluted — as reported	$(0.12)

Diluted — pro forma	$(0.12)

8. Subsequent Event
On October 21, 2005, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), a new blank check company organized by the Company for the purpose of acquiring one or more United States commercial real estate properties and/or assets filed a Registration Statement on Form S-1 with the Securities and Exchange Commission. Pursuant to the Registration Statement, Realty Advisors proposes to sell 25,000,000 units in an initial public offering to be underwritten on a firm commitment basis for Deutsche Bank Securities, Inc. at $6.00 per share raising aggregate gross proceeds of $150,000,000. Realty Advisors expects to offer Deutsche Bank Securities Inc., the representative of the underwriters, a 30-day option to purchase up to 3,750,000 additional units solely to cover over-allotments, if any. Each unit is comprised of one share of common stock and two redeemable warrants, each warrant exercisable to purchase one share of common stock at $5.00 per share. The Company provided Realty Advisors with initial equity capital of $2,000,000 in return for 100.0% of Realty Advisors’ outstanding common stock and Realty Advisors subsequently transferred approximately 1.2% of its common stock to outside directors. If the offering is completed the Company would own approximately 20% of the outstanding common stock of Realty Advisors, assuming no exercise of the underwriter’s over-allotment option. The completion of any offering will be subject to a number of conditions, including market conditions. As a result, there can be no assurance as to the terms or size of any offering or that an offering in fact will be completed.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company’s debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company’s ability to implement, and the success of, new initiatives and investments, including expansion into new specialty areas and integration of the Company’s business units, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed on September 28, 2005.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A discussion of the Company’s critical accounting policies, which include revenue recognition, impairment of goodwill, deferred taxes and insurance and claims reserves, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes to these policies in fiscal 2006.
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
Services revenue in any given quarter during the three fiscal year period ended June 30, 2005, as a percentage of total annual services revenue, ranged from a high of 29.2% to a low of 22.4%, with services revenue earned in the first quarters of each of the last three fiscal years ranging from 22.4% to 25.3%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.
Total services revenue of $120.7 million was recognized for the three months ended September 30, 2005 as compared to revenue of $103.7 million for the same period last year. Transaction fees increased by $17.4 million, or 31.2%, in the current fiscal period over the same period in 2004. The Company continued to realize increased commissions from investment sales in the current fiscal year, as well as from office and industrial leasing. Management fees decreased slightly by $322,000, or 0.7%, during that same period.
Costs of Services
Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 64.4% for the quarter ended September 30, 2005 as compared to 62.5% for the same period in 2004 due to higher overall transaction revenues as well as increased transaction production levels in certain markets in the country.
Reimbursable expenses, related to salaries, wages and benefits, increased slightly by $185,000, or 0.5% in the current fiscal period over the same period in 2004, while salaries and other direct costs increased by $349,000, or 3.9%, over the same periods.
Costs and Expenses
Salaries, wages and benefits increased by $1.0 million, or 7.4%, during the quarter ended September 30, 2005 as compared to September 30, 2004 as the Company incurred an increase in salaries related to key executive hires and higher performance based incentive compensation. Selling, general and administrative expenses decreased by $305,000, or 2.7%, for the same period.
Depreciation and amortization expense for the quarter ended September 30, 2005 increased 2.4% to $1.5 million from $1.4 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts increased to $418,000 from $319,000 for the quarter ended September 30, 2005 as compared to the same period in the prior year.
Interest income increased during the quarter ended September 30, 2005 as compared to the same period in the prior year as both average invested funds and interest rates increased.
Interest expense incurred during the quarters ended September 30, 2005 and 2004 was due primarily to the Company’s term loan borrowings under the credit facility. Interest rates on loan borrowings have risen sharply over the past twelve months, and resulted in the increase in interest expense for the quarter ended September 30, 2005 as compared to the same period in the prior year.
Net Income (Loss)
Net income to common stockholders for the quarter ended September 30, 2005 was $2.2 million, or $0.14 per common share on a diluted basis, as compared to a net loss of $1.8 million, or $0.12 per common share, for the same period in the prior fiscal year. Dividends accrued on the Series A Preferred Stock issued by the Company were $438,000 for the quarter ended September 30, 2004. This preferential cumulative dividend on the Preferred Stock was eliminated in December 2004.
LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2005, the Company generated net cash flow from operating activities of $6.0 million, used $423,000 in net investing activities primarily for purchases of equipment, software and leasehold improvements and received $16,000 from other financing activities.
See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.
The payment of certain transaction commission expenses owed to Company professionals has historically been deferred until the calendar year following the year in which they were earned. These commissions have accumulated in past years to fairly significant amounts by the end of the respective calendar year. At September 30, 2005, these deferred commissions totaled approximately $4.0 million, or an increase of approximately $3.1 million during the three month period then ended.
The Company has no current principal payments due under the $25.0 million term portion of its Credit Facility with Deutsche Bank as of September 30, 2005. The Company also has a revolving line of credit of $35.0 million, of which approximately $32.0 million is available as of September 30, 2005. The Company issued various letters of credit, totaling approximately $3.0 million, under the revolving line of credit primarily to collateralize certain obligations related to its insurance programs. The Company believes that it can meet its working capital and investing needs with internally generated operating cash flow and, as necessary, borrowings under its revolving line of credit.
Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on all credit facility obligations during fiscal years 2005 and 2004 was 7.04% and 5.03%, respectively.
On October 21, 2005, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), a new blank check company organized by the Company for the purpose of acquiring one or more United States commercial real estate properties and/or assets filed a Registration Statement on Form S-1 with the Securities and Exchange Commission. Pursuant to the Registration Statement, Realty Advisors proposes to sell 25,000,000 units in an initial public offering to be underwritten on a firm commitment basis for Deutsche Bank Securities, Inc. at $6.00 per share raising aggregate gross proceeds of $150,000,000. Realty Advisors expects to offer Deutsche Bank Securities Inc., the representative of the underwriters, a 30-day option to purchase up to 3,750,000 additional units solely to cover over-allotments, if any. Each unit is comprised of one share of common stock and two redeemable warrants, each warrant exercisable to purchase one share of common stock at $5.00 per share. The Company provided Realty Advisors with initial equity capital of $2,000,000 in return for 100.0% of Realty Advisors’ outstanding common stock and Realty Advisors subsequently transferred approximately 1.2% of its common stock to outside directors. If the offering is completed the Company would own approximately 20% of the outstanding common stock of Realty Advisors, assuming no exercise of the underwriter’s over-allotment option. The completion of any offering will be subject to a number of conditions, including market conditions. As a result, there can be no assurance as to the terms or size of any offering or that an offering in fact will be completed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk — Derivatives
The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of September 30, 2005, the outstanding principal balances on these debt obligations totaled $25.0 million. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the new credit agreement executed by the Company in June 2004 required the Company to enter into interest rate protection agreements to effectively cap the variable interest rate exposure on a portion of the obligations for a period of two years. The Company executed such an interest agreement with Deutsche Bank AG in July 2004, which will provide for quarterly payments to the Company equal to the variable LIBOR based interest amount paid by the Company in excess of 3.5% of the underlying notional amounts.
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.
Interest rate risk — Debt
The Company’s earnings are affected by changes in short term interest rates as a result of the variable interest rates incurred on the Company’s credit facility obligations. However, due to its purchase of the interest rate cap agreement described above, the effects of interest rate changes are limited. If LIBOR borrowing rates increase by 50 basis points, over the average levels incurred by the Company during fiscal 2006, the Company’s interest expense would increase, and income before income taxes would decrease, by $62,500 per annum. Comparatively, if LIBOR borrowing rates decrease by 50 basis points below the average levels incurred by the Company during fiscal 2006, the Company’s interest expense would decrease, and income before income taxes would increase, by $125,000 per annum. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost and interest rate cap agreement. They do not consider the effects that such an environment could have on the level of overall economic activity. These sensitivity analyses also assume no changes in the Company’s future or past years’ financial structure.
Item 4. Controls and Procedures
Effective as of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 2, 3, 4 and 5 are not applicable
for the quarter ended September 30, 2005)

Item 1. Legal Proceedings
The disclosure called for by Item 1 is incorporated by reference to Note 6 of Notes to Condensed Consolidated Financial Statements.
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

(3)	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.3	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002 incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

3.4	Preferred Stock Exchange Agreement dated as of December 30, 2004 by and between the Registrant and Kojaian Ventures, L.L.C. incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.5	Certificate of Designations, Number, Voting Posers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005 incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.6	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(10)	Material Contracts

10.1*	Employment Agreement entered into between Shelby E. Sherard and the Registrant dated October 10, 2005, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2005.

*Management contract or compensatory plan or arrangement.
(31)	Section 302 Certifications

(32)	Section 906 Certification

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated September 12, 2005, was filed with the Securities and Exchange Commission on September 16, 2005, reporting under Item 5.02 that Brian D. Parker had submitted his resignation as the Chief Financial Officer of the Company and that the submission of such resignation was not the result of any dispute or disagreement with the Company.

A Current Report on Form 8-K dated October 10, 2005 was filed with the Securities and Exchange Commission on October 14, 2005 reporting under Item 1.01 that the Company had issued a press release announcing that it had named Shelby E. Sherard as the Company’s Chief Financial Officer, and the related financial impact of her employment agreement.
A Current Report on Form 8-K dated October 21, 2005 was filed with the Securities and Exchange Commission on October 25, 2005 reporting under Item 8.01 that the Company had filed a registration statement with the Securities and Exchange Commission relating to the sale of 25 million units of Grubb & Ellis Realty Advisors, Inc., a newly formed subsidiary organized for the purpose of raising capital for the acquisition of commercial real estate. The initial public offering is seeking to raise $150 million.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY

(Registrant)

Date: November 10, 2005	/s/ Shelby E. Sherard

Shelby E. Sherard
Chief Financial Officer

Grubb & Ellis Company
EXHIBIT INDEX
for the quarter ended September 30, 2005

Exhibit

(31)	Section 302 Certifications

(32)	Section 906 Certification