Form 10-Q
period 2005-12-31
GRUBB & ELLIS CO
filed 2006-02-14
CIK 216039

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑
9,459,901

(Number of shares outstanding of the registrant’s
common stock at February 10, 2006)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents, including restricted deposits of $1,102 and $1,105 at December 31, 2005 and June 30, 2005, respectively	$32,405	$26,415
Services fees receivable, net	15,426	9,339
Other receivables	3,040	2,509
Professional service contracts, net	2,539	2,170
Prepaid and other current assets	4,880	2,656
Deferred tax assets, net	2,289	3,500

Total current assets	60,579	46,589
Noncurrent assets:
Equipment, software and leasehold improvements, net	7,593	8,189
Goodwill, net	24,763	24,763
Other assets	5,987	5,079

Total assets	$98,922	$84,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,441	$4,218
Commissions payable	8,609	6,282
Accrued compensation and employee benefits	15,805	11,433
Deferred commissions payable	19,449	877
Other accrued expenses	8,710	5,685

Total current liabilities	58,014	28,495
Long-term liabilities:
Credit facility debt	25,000	25,000
Accrued claims and settlements	4,858	4,972
Other liabilities	2,025	1,656

Total liabilities	89,897	60,123

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at December 31, 2005 and June 30, 2005	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 9,403,346 and 15,114,871 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	94	153
Additional paid-in-capital	45,381	67,988
Accumulated other comprehensive income	55	27
Retained deficit	(48,230)	(55,396)

Total stockholders’ equity	9,025	24,497

Total liabilities and stockholders’ equity	$98,922	$84,620

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2005	2004	2005	2004
Services revenue:
Transaction fees	$91,602	$86,197	$164,735	$141,950
Management fees, including reimbursed salaries, wages and benefits	48,975	49,383	96,579	97,309

Total services revenue	140,577	135,580	261,314	239,259

Costs of services:
Transaction commissions	60,840	55,513	107,913	90,369
Reimbursable salaries, wages and benefits	36,452	36,224	71,702	71,289
Salaries, wages, benefits and other direct costs	8,937	8,876	18,179	17,769

Total costs of services	106,229	100,613	197,794	179,427

Costs and expenses:
Salaries, wages and benefits	13,048	13,306	27,326	26,596
Selling, general and administrative	12,267	11,510	23,160	22,708
Depreciation and amortization	2,155	1,465	3,633	2,908

Total costs	133,699	126,894	251,913	231,639

Operating income	6,878	8,686	9,401	7,620

Other income and expenses:
Interest income	338	90	562	132
Interest expense	(564)	(398)	(1,102)	(754)

Income before income taxes	6,652	8,378	8,861	6,998

Provision for income taxes	(1,661)	(75)	(1,695)	(75)

Net income	4,991	8,303	7,166	6,923

Preferred stock dividends accrued	—	(451)	—	(889)

Net income to common stockholders	$4,991	$7,852	$7,166	$6,034

Net income per weighted average common share outstanding:

Basic -	$0.37	$0.52	$0.50	$0.40

Diluted -	$0.36	$0.52	$0.49	$0.40

Weighted average common shares outstanding:

Basic -	13,610,951	15,114,871	14,363,252	15,108,974

Diluted -	13,896,548	15,231,924	14,641,767	15,200,313

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	December 31,
	2005	2004

Cash Flows from Operating Activities:
Net income	$7,166	$6,923
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in deferred tax asset, net	1,211	—
Depreciation and amortization expense	3,633	2,908
Stock-based compensation expense	568	—
Payment of accrued severance and office closure costs	(274)	(703)
Recovery for services fees receivable valuation allowances	(174)	(139)
Deferral of payment of services commissions	18,572	13,533
Funding of multi-year service contracts	(1,184)	(375)
Increase in services fees receivable	(5,858)	(4,064)
Increase in prepaid and other assets	(4,421)	(1,833)
Increase in accounts and commissions payable	3,519	1,483
Increase in accrued compensation and employee benefits	4,372	3,663
Increase in accrued and other liabilities	3,670	1,790

Net cash provided by operating activities	30,800	23,186

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(1,988)	(1,251)
Other investing activities	411	151

Net cash used in investing activities	(1,577)	(1,100)

Cash Flows from Financing Activities:
Repurchase of common stock	(23,448)	—
Other financing activities	215	(85)

Net cash used in financing activities	(23,233)	(85)

Net increase in cash and cash equivalents	5,990	22,001

Cash and cash equivalents at beginning of period	26,415	14,971

Cash and cash equivalents at end of period, including restricted deposits of $1,102 and $800 at December 31, 2005 and 2004, respectively	$32,405	$36,972

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
Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be achieved in future periods.
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
The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $28,000 and $22,000 of unrealized income during the six months ended December 31, 2005 and 2004, respectively. These results, along with the Company’s net income of $7,166,000 and $6,923,000 for the six months ended December 31, 2005 and 2004, resulted in Total Comprehensive Income of $7,194,000 and $6,945,000 for the respective periods.
3. Income Taxes
The provision for income taxes for the six months ended December 31, 2005 and 2004 is as follows (in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
3. Income Taxes (Continued)

	For the six months ended
	December 31,
	2005	2004

Current (provision) benefit	$(3,527)	$(2,508)
Deferred (provision) benefit	(327)	(672)
Decrease in valuation allowance	2,159	3,105

	$(1,695)	$(75)

The Company recorded prepaid taxes totaling approximately $54,000 and $197,000 as of December 31, 2005 and June 30, 2005, respectively, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings. The Company also received net tax refunds of approximately $9,000 and $45,000 during the six months ended December 31, 2005 and 2004, respectively.
The Company decreased its deferred tax assets by approximately $3.4 million during the six months ended December 31, 2005, primarily due to the application of Federal net operating loss carryforwards against taxable income during the period. The Company decreased its valuation allowance related to its deferred tax assets by approximately $2.2 million during the six months ended December 31, 2005 due to the realization of these assets and the likelihood that the Company would continue to realize a portion of its deferred assets in future periods. During the six months ended December 31, 2004, the Company generated sufficient taxable income to realize a portion of its deferred tax assets and correspondingly reduced the valuation allowance by approximately $3.1 million.
4. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Net income to common stockholders	$4,991	$7,852	$7,166	$6,034

Basic earnings per common share:

Weighted average common shares outstanding	13,611	15,115	14,363	15,109

Net income per common share — basic	$0.37	$0.52	$0.50	$0.40

Diluted earnings per common share:

Weighted average common shares outstanding	13,611	15,115	14,363	15,109
Effect of dilutive securities:
Stock options, warrants and restricted stock grants	286	117	279	91

Weighted average dilutive common shares outstanding	13,897	15,232	14,642	15,200

Net income per common share — diluted	$0.36	$0.52	$0.49	$0.40

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
4. Earnings per Common Share (Continued)
Additionally, options to purchase shares of common stock, the effect of which would be anti-dilutive, totaled approximately 414,000 and 767,000 for the six months ended December 31, 2005 and 2004, respectively, and 414,000 and 814,000 for the three months ended. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the respective periods.
5. Segment Information
The Company has two reportable segments — Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) that include an allocation of certain corporate level administrative expenses. As of January 1, 2005, the Company revised the method it uses to allocate these corporate expenses to its segments, and, consequently, has restated the segment EBITDA results for the six months ending December 31, 2004 to be comparative with the current method, in the table below (amounts in thousands):

	Transaction	Management	Segment
	Services	Services	Totals
Six months ended December 31, 2005
Total revenue	$164,735	$96,579	$261,314
EBITDA	13,145	(111)	13,034
Total assets as of December 31, 2005	81,157	15,422	96,579
Goodwill, net	18,376	6,387	24,763

Six months ended December 31, 2004
Total revenue	$141,950	$97,309	$239,259
EBITDA	10,429	99	10,528
Total assets as of December 31, 2004	81,406	15,757	97,163
Goodwill, net	18,376	6,387	24,763
Reconciliation of Segment EBITDA to Income (Loss) Before Income Taxes

	Six Months Ended September 30
	2005	2004
Total segment EBITDA	$13,034	$10,528
Less:
Depreciation & amortization	(3,633)	(2,908)
Net interest expense	(540)	(622)

Income (loss) before income taxes	$8,861	$6,998

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of December 31,
	2005	2004
Total segment assets	$96,579	$97,163
Current tax assets	54	190
Deferred tax assets	2,289	3,000

Total assets	$98,922	$100,353

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
6. Preferred Stock
In December 2004, the Company entered into an agreement (the “Preferred Stock Exchange Agreement”) with Kojaian Ventures, LLC (“KV”) in KV’s capacity as the holder of all the Company’s issued and outstanding 11,725 shares of Series A Preferred Stock which carried a preferential cumulative dividend of 12% per annum (the “Series A Preferred Stock”). Pursuant to the Preferred Stock Exchange Agreement, the Company paid to KV all accrued and unpaid dividends with respect to the Series A Preferred Stock for the period September 19, 2002, the date of issuance of the Series A Preferred Stock, up to and through December 31, 2004. In exchange therefore, KV agreed to eliminate in its entirety, as of January 1, 2005, the 12% preferential cumulative dividend payable on the Series A Preferred Stock. Upon the closing of the transaction in January 2005, the Company delivered to KV the one time accrued dividend payment of approximately $3.6 million.
The Company and KV effected the elimination of the 12% cumulative preferred dividend with respect to the Series A Preferred Stock by an exchange of preferred securities. Accordingly, simultaneously upon the consummation of the transaction contemplated by the Preferred Stock Exchange Agreement, on January 4, 2005, KV delivered to the Company its original share certificate representing 11,725 shares of Series A Preferred Stock in exchange for a new share certificate representing 11,725 shares of a newly created Series A-1 Preferred Stock of the Company (the “New Preferred Stock”). The New Preferred Stock is identical in all respects to the Series A Preferred Stock except that the New Preferred Stock does not have a cumulative preferred dividend and is now only entitled to receive dividends if and when dividends are declared and paid to holders of the Company’s common stock. As was the case with the Series A Preferred Stock, the New Preferred Stock has a preference over the Company’s Common Stock in the event that the Company undergoes a liquidation, dissolution or certain change in control transactions. In such situations, the holder of the New Preferred Stock would be entitled to payment of the greater of (i) $23.5 million (twice the face value of the New Preferred Stock) or (ii) the amount such holder would have received assuming that each share of the New Preferred Stock equaled 953 shares of the Company’s common stock, with such share amount calculated on an “Adjusted Outstanding Basis” (as defined in the underlying documents). This preference thereby dilutes the return that would otherwise be available to the holders of the Common Stock of the Company had this preference not existed

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
6. Preferred Stock (Continued)
Like the Series A Preferred Stock, the New Preferred Stock is not convertible into common stock, but nonetheless votes on an “as liquidated basis” along with the holders of common stock on all matters. Consequently, the New Preferred Stock, like the Series A Preferred Stock, currently is entitled to the number of votes equal to 11,173,925 shares of common stock, or approximately 54.3% of all voting securities of the Company. In addition, as noted above, with the elimination of the preferential cumulative dividend, the New Preferred Stock will now only be entitled to receive dividends if and when dividends are declared by the Company on, and paid to holders of, the Company’s common stock. The holders of the New Preferred Stock will receive dividends, if any, based upon the number of voting common stock equivalents represented by the New Preferred Stock. The New Preferred Stock is not subject to redemption at the option of the holder.
7. Repurchase of Common Stock
On December 7, 2005 the Company repurchased 5,861,902 shares of the Company’s common stock, par value $.01 per share (the “Shares”), owned by Warburg Pincus Investors Liquidating Trust (the “Trust”) for a purchase price of $4.00 per share, or an aggregate purchase price of $23,447,608. The Company repurchased the Shares, which represented all of the securities in the Company owned by the Trust, in a privately negotiated transaction. The closing price of the Company’s common stock was $7.10 on the day prior to the repurchase.
8. Commitments and Contingencies
Environmental:
As first reported in the Company’s Form 10-Q for the period ended December 31, 2000 and subsequently updated in its Form 10-K for the year ended June 30, 2005, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. As of December 31, 2005, the Company’s share of cumulative costs to remediate and monitor this situation is estimated at approximately $1,157,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. Approximately $1,074,000 of this amount has been paid as of December 31, 2005 and the remaining $83,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company’s open claims. The Company had established loss reserves for the estimated settlement costs of the claims and all of the claims have now been resolved. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment in excess of the self-insured retention from the liquidator. No new significant information has been obtained in the six months ended December 31, 2005. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.
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
9. Stock Options and Stock Purchase Plans
In December 2004, the Financial Accounting Standards Board issued Statement 123(R) (“FAS 123(R)”) effective for fiscal years beginning after June 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards. The Company applied the new rules on accounting for stock-based compensation awards beginning in the first fiscal quarter of fiscal 2006. During the six and three month periods ended December 31, 2005, the Company recognized approximately $568,000 and $269,000, respectively, of stock-based compensation expense, which is included in salaries, wages and benefit expense in the Company’s Condensed Consolidated Statements of Operations.
The Company previously adopted the disclosure-only provisions of Statement 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”) and accounted for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25. Compensation expense related to restricted share awards was not presented in the table below because the expense amount was the same under APB 25 and FAS 123 and, therefore, was already reflected in net income. Had the Company elected to adopt the fair value recognition provisions of FAS 123 in the prior fiscal year, pro forma net income and net income per share would have been as follows (in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
9. Stock Options and Stock Purchase Plans (Continued)

For the six
months ended
December 31,
2004
Net income to common stockholders, as reported	$6,034

Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(57)

Pro forma net loss to common stockholders	$5,977

Net earnings per weighted average common share outstanding:

Basic — as reported	$0.40

Basic — pro forma	$0.40

Diluted — as reported	$0.40

Diluted — pro forma	$0.39

10. Registration Statement
On October 21, 2005, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), a newly formed, wholly owned subsidiary, filed a Registration Statement on Form S-1 (subsequently changed to Form S-11) with the Securities and Exchange Commission (the “Registration Statement”). Realty Advisors is a “blank check” company organized by the Company for the purpose of acquiring one or more United States commercial real estate properties and/or assets. Pursuant to the Registration Statement, as amended, Realty Advisors proposes to sell 16,666,667 units in an initial public offering to be underwritten on a firm commitment basis by Deutsche Bank Securities Inc. at $6.00 per share for aggregate gross proceeds of $100,000,002. Of the 16,666,667 units to be offered, 15,000,000 units, for an aggregate price of $90,000,000, will be offered to the public, and 1,666,667 units, for an aggregate price of $10,000,002, will be offered to Kojaian Ventures, L.L.C. (and/or its affiliates), an entity affiliated with C. Michael Kojaian, the Company’s Chairman of the Board and also the Chairman of the Board of Realty Advisors. The underwriters will receive a 7% underwriting discount, or $6,300,000, with respect to the $90,000,000 of units offered to the public; however, the underwriters have agreed to defer 2% of their discount, or $1,800,000, until Realty Advisors consummates a business combination. The underwriters will not receive an underwriting discount with respect to the $10,000,002 of units offered to Kojaian Ventures, L.L.C. and Realty Advisors will receive the entire aggregate gross proceeds therefrom. In addition, the underwriters have reserved up to 750,000 units, for an aggregate price of $4,500,000, to be offered to the Company’s officers, directors, employees and other persons affiliated with the Company under the same terms and conditions as all of the units being offered to the public, and any such units not sold to the Company’s officers, directors, employees or other affiliated persons will be offered by the underwriters to the public. Realty Advisors has also granted to Deutsche Bank Securities Inc., the representative of the underwriters, a 30-day option to purchase up to 2,500,000 additional units solely to cover over-allotments, if any.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
10. Registration Statement (Continued)
Each unit is comprised of one share of common stock and two redeemable warrants, each warrant exercisable to purchase one share of common stock at $5.00 per share. In connection with and upon the closing of the offering, Realty Advisors has also agreed to sell to Deutsche Bank Securities, for $100, an option to purchase up to a total of 750,000 units at $6.60 per unit, with the warrants issued as part of such units exercisable at $6.25 per share. The units issuable upon the exercise of this option are otherwise identical to those offered to the public and this purchase option and its underlying securities have been included on the Registration Statement.
The Company provided Realty Advisors with initial equity capital of $2,000,000 and Realty Advisors subsequently transferred an aggregate of approximately 4.4% of its common stock, in equal amounts, to each of the five (5) members of its Board of Directors. If the offering is completed, the Company would own approximately 21% of the outstanding common stock of Realty Advisors, assuming no exercise of the underwriter’s over-allotment option or the exercise of any warrants. The Company also agreed to purchase, for a certain period after the offering is completed and to the extent warrants are available, up to $3,500,000 of Realty Advisor warrants in the public marketplace if the price is $0.70 or less per warrant. In addition, the Company has further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. The completion of any offering will be subject to a number of conditions, including market conditions. As a result, there can be no assurance as to the terms or size of any offering, or that any offering at all will be consummated.
Due to the Company’s current ownership position, Realty Advisors is fully consolidated within the Company’s Condensed Consolidated Financial Statements as of December 31, 2005. Such Realty Advisors consolidated amounts are not material to the Company’s financial position or results of operations for the periods presented.

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
Services revenue in any given quarter during the three fiscal year period ended June 30, 2005, as a percentage of total annual services revenue, ranged from a high of 29.2% to a low of 22.4%, with services revenue earned in the second quarters of each of the last three fiscal years ranging from 28.1% to 29.2%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.
Total services revenue of $261.3 million was recognized for the six months ended December 31, 2005 as compared to revenue of $239.3 million for the same period last year. Transaction fees increased by $22.8 million, or 16.1%, in the current fiscal period over the same period in 2004. The Company continued to realize increased commissions from investment sales in the current fiscal year, as well as from industrial, office and retail leasing. Management fees decreased by $730,000, or 0.8%, during that same period.
Total revenue for the quarter ended December 31, 2005 was $140.6 million, an increase of 3.7% over revenue of $135.6 for the same period last year. Transaction services fees increased by $5.4 million, or 6.3%, in the current fiscal quarter over the same quarter in 2004 due primarily to an increase in commissions from investment sales and industrial and retail leases, while management services fees decreased by $408,000, or 0.8%, during the same period.
Costs of Services
Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 65.5% for the six months ended December 31, 2005 as compared to 63.7% for the same period in 2004 and increased to 66.4% from 64.4% for the respective quarters ended December 31 in the same periods. These increases resulted from higher overall transaction revenues as well as increased transaction production levels in certain markets in the country.
Reimbursable expenses, related to salaries, wages and benefits, increased slightly by $413,000, or 0.6% in the current fiscal period over the same period in 2004, and $228,000, or 0.6%, for the respective quarters ended December 31 in the same periods.
Salaries and other direct costs increased by $410,000, or 2.3%, in the current fiscal period over the same period in 2004, and $61,000, or 0.7%, for the respective quarters ended December 31 in the same periods.
Costs and Expenses
Salaries, wages and benefits increased by $730,000, or 2.7%, during the six months ended December 31, 2005 as compared to December 31, 2004 as the Company incurred an increase in salaries related to key executive hires and higher performance based incentive compensation. Selling, general and administrative expenses increased by $452,000, or 2.0%, for the same period. For the quarter ended December 31, 2005, salaries, wages and benefits decreased by $258,000, or 1.9%, as compared to the same period in the prior year, while selling, general and administrative expenses increased $757,000, or 6.6%, due in part to expenses related to the relocation of the New York City office described below.
Depreciation and amortization expense for the six months ended December 31, 2005 increased 24.9% to $3.6 million from $2.9 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts increased to $882,000 from $695,000 for the six months ended December 31, 2005 as compared to the same period in the prior year. A similar related increase resulted in the quarter ended December 31, 2005, as depreciation and amortization expense increased $690,000, or 47.1%, from the comparable prior year period. In addition, certain leasehold improvements were fully amortized during the quarter ended December 31, 2005 due to the relocation of the New York City office as described below.

The Company has relocated its New York City operations into newly leased office space in mid-town Manhattan and, as a result, incurred additional expenses totaling approximately $1,083,000 in the quarter ended December 31, 2005 when compared to the prior year’s comparable quarter. Included in these additional expenses were the write-off of unamortized leasehold improvements of approximately $665,000 related to the prior leased space and other relocation costs totaling approximately $418,000.
Interest income increased during the six months and quarter ended December 31, 2005 as compared to the same periods in the prior year as both average invested funds and interest rates increased.
Interest expense incurred during the six months ended December 31, 2005 and 2004 was due primarily to the Company’s term loan borrowings under the credit facility. Interest rates on loan borrowings have risen sharply over the past twelve months, and resulted in the increase in interest expense for the six months and quarter ended December 31, 2005 as compared to the same periods in the prior year.
The Company incurred a tax provision of approximately $2.8 million in the quarter ended December 31, 2005, which was partially offset by a tax benefit of approximately $1.1 million related to a reduction in the valuation allowance against the Company’s deferred tax assets. This resulted in a net tax provision of approximately $1.7 million for both the quarter and six months ended December 31, 2005. Similarly, tax benefits recognized from prior reductions in the valuation allowance, in the first quarter of fiscal year 2006 and the first two quarters of fiscal year 2005, significantly offset the tax provisions incurred for the respective periods.
Net Income
Net income to common stockholders for the six months ended December 31, 2005 was $7.2 million, or $0.49 per common share on a diluted basis, as compared to $6.0 million, or $0.40 per common share, for the same period in the prior fiscal year. For the quarter ended December 31, 2005, net income was $5.0 million, or $0.36 per common share on a diluted basis, as compared to $7.9 million, or $0.52 per common share, for the same period in fiscal year 2005. Dividends accrued on the Series A Preferred Stock issued by the Company were $889,000 for the six months ended December 31, 2004. This preferential cumulative dividend on the Preferred Stock was eliminated in December 2004.
LIQUIDITY AND CAPITAL RESOURCES
For the six months ended December 31, 2005, the Company generated net cash flow from operating activities of $30.8 million including cash retained as a result of the deferral of payments of commissions totaling $18.6 million, used $1.6 million in net investing activities primarily for purchases of equipment, software and leasehold improvements and used $23.2 million in net financing activities primarily for the repurchase of common stock.
The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $18.6 million, related to revenues earned in calendar year 2005, were paid in January 2006, and production and incentive bonuses of approximately $9.4 million are expected to be paid during the quarter ended March 31, 2006.
See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

The Company has no current principal payments due under the $25.0 million term portion of its Credit Facility with Deutsche Bank as of December 31, 2005. The Company also has a revolving line of credit of $35.0 million, of which approximately $31.4 million is available as of December 31, 2005. The Company issued various letters of credit, totaling approximately $3.6 million, under the revolving line of credit primarily to collateralize certain obligations related to its insurance programs. In January 2006, a letter of credit totaling $401,000 was cancelled. The Company believes that it can meet its working capital and investing needs with internally generated operating cash flow and, as necessary, borrowings under its revolving line of credit.
Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate incurred by the Company on all credit facility obligations during fiscal years 2006 and 2005 was 7.30% and 5.75%, respectively.
On December 7, 2005 the Company repurchased 5,861,902 shares of the Company’s common stock, par value $.01 per share (the “Shares”), owned by Warburg Pincus Investors Liquidating Trust (the “Trust”) for a purchase price of $4.00 per share, or an aggregate purchase price of $23,447,608. The Company repurchased the Shares, which represented all of the securities in the Company owned by the Trust, in a privately negotiated transaction. The closing price of the Company’s common stock was $7.10 on the day prior to the repurchase. The Company funded the repurchase entirely from cash generated from operations.
On October 21, 2005, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), a newly formed, wholly owned subsidiary, filed a Registration Statement on Form S-1 (subsequently changed to Form S-11) with the Securities and Exchange Commission (the “Registration Statement”). Realty Advisors is a “blank check” company organized by the Company for the purpose of acquiring one or more United States commercial real estate properties and/or assets. Pursuant to the Registration Statement, as amended, Realty Advisors proposes to sell 16,666,667 units in an initial public offering to be underwritten on a firm commitment basis by Deutsche Bank Securities Inc. at $6.00 per share for aggregate gross proceeds of $100,000,002. Of the 16,666,667 units to be offered, 15,000,000 units, for an aggregate price of $90,000,000, will be offered to the public, and 1,666,667 units, for an aggregate price of $10,000,002, will be offered to Kojaian Ventures, L.L.C. (and/or its affiliates), an entity affiliated with C. Michael Kojaian, the Company’s Chairman of the Board and also the Chairman of the Board of Realty Advisors. The underwriters will receive a 7% underwriting discount, or $6,300,000, with respect to the $90,000,000 of units offered to the public; however, the underwriters have agreed to defer 2% of their discount, or $1,800,000, until Realty Advisors consummates a business combination. The underwriters will not receive an underwriting discount with respect to the $10,000,002 of units offered to Kojaian Ventures, L.L.C. and Realty Advisors will receive the entire aggregate gross proceeds therefrom. In addition, the underwriters have reserved up to 750,000 units, for an aggregate price of $4,500,000, to be offered to the Company’s officers, directors, employees and other persons affiliated with the Company under the same terms and conditions as all of the units being offered to the public, and any such units not sold to the Company’s officers, directors, employees or other affiliated persons will be offered by the underwriters to the public. Realty Advisors has also granted to Deutsche Bank Securities Inc., the representative of the underwriters, a 30-day option to purchase up to 2,500,000 additional units solely to cover over-allotments, if any.
Each unit is comprised of one share of common stock and two redeemable warrants, each warrant exercisable to purchase one share of common stock at $5.00 per share. In connection with and upon the closing of the offering, Realty Advisors has also agreed to sell to Deutsche Bank Securities, for $100, an option to purchase up to a total of 750,000 units at $6.60 per unit, with the warrants issued as part of such units exercisable at $6.25 per share. The units issuable upon the exercise of this option are otherwise identical to those offered to the public and this purchase option and its underlying securities have been included on the Registration Statement.

The Company provided Realty Advisors with initial equity capital of $2,000,000 and Realty Advisors subsequently transferred an aggregate of approximately 4.4% of its common stock, in equal amounts, to each of the five (5) members of its Board of Directors. If the offering is completed the Company would own approximately 21% of the outstanding common stock of Realty Advisors, assuming no exercise of the underwriter’s over-allotment option or the exercise of any warrants. The Company also agreed to purchase, for a certain period after the offering is completed and to the extent warrants are available, up to $3,500,000 of Realty Advisor warrants in the public marketplace if the price is $0.70 or less per warrant. In addition, the Company has further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. The completion of any offering will be subject to a number of conditions, including market conditions. As a result, there can be no assurance as to the terms or size of any offering, or that any offering at all will be consummated.
Due to the Company’s current ownership position, Realty Advisors is fully consolidated within the Company’s Condensed Consolidated Financial Statements as of December 31, 2005. Such Realty Advisors consolidated amounts are not material to the Company’s financial position or results of operations for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk — Derivatives
The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of December 31, 2005, the outstanding principal balances on these debt obligations totaled $25.0 million. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the new credit agreement executed by the Company in June 2004 required the Company to enter into interest rate protection agreements to effectively cap the variable interest rate exposure on a portion of the obligations for a period of two years. The Company executed such an interest agreement with Deutsche Bank AG in July 2004, which will provide for quarterly payments to the Company equal to the variable LIBOR based interest amount paid by the Company in excess of 3.5% of the underlying notional amounts.
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
Item 4. Controls and Procedures
Effective as of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 2, 3 and 5 are not applicable
for the quarter ended December 31, 2005)

Item 1. Legal Proceedings
The disclosure called for by Item 1 is incorporated by reference to Note 8 of Notes to Condensed Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
The 2005 annual meeting of stockholders of the Company was held on November 16, 2005. The Company submitted to a vote of stockholders, through the solicitation of proxies, the election of six directors, representing the entire Board of Directors. The votes cast for and withheld with respect to each nominee for election as director were as follows:

		Votes
		Withholding
Nominee	Votes For	Authority

R. David Anacker	25,446,444	619,460
Anthony G. Antone	24,848,000	1,217,904
C. Michael Kojaian	24,810,021	1,255,883
Robert J. McLaughlin	25,542,456	523,448
Mark E. Rose	24,876,922	1,188,982
Rodger D. Young	24,777,500	1,288,404
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
(10) Material Contracts
10.1*	Employment Agreement entered into between Shelby E. Sherard and the Registrant dated October 10, 2005, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2005.
*Management contract or compensatory plan or arrangement.
(31) Section 302 Certifications
(32) Section 906 Certification
(b)	Reports on Form 8-K

A Current Report on Form 8-K dated October 10, 2005 was filed with the Securities and Exchange Commission on October 14, 2005 reporting under Item 1.01 that the Company had issued a press release announcing that it had named Shelby E. Sherard as the Company’s Chief Financial Officer, and the related financial impact of her employment agreement.

A Current Report on Form 8-K dated October 21, 2005 was filed with the Securities and Exchange Commission on October 25, 2005 reporting under Item 8.01 that the Company had filed a registration statement with the Securities and Exchange Commission relating to the proposed sale of 25 million units at $6.00 per unit of Grubb & Ellis Realty Advisors, Inc., a newly formed “blank check” company organized for the purpose of raising capital for the acquisition of commercial real estate.

A Current Report on Form 8-K dated December 7, 2005 was filed with the Securities and Exchange Commission on December 13, 2005 reporting under Item 1.01 that the Company had repurchased 5,861,902 shares of the Company’s common stock, par value $.01 per share, from Warburg Pincus Investors Liquidating Trust for a purchase price of $4.00 per share, or an aggregate purchase price of $23,447,608.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
Date: February 14, 2006	/s/ Shelby E. Sherard
Shelby E. Sherard
Chief Financial Officer

Grubb & Ellis Company
EXHIBIT INDEX
for the quarter ended December 31, 2005
Exhibit
(31)	Section 302 Certifications
(32)	Section 906 Certification