Form 10-Q
period 2006-03-31
GRUBB & ELLIS CO
filed 2006-05-01
CIK 216039

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
500 West Monroe Street, Suite 2800,
Chicago, IL 60661

(Address of principal executive offices)
(Zip Code)
(312) 698-6700

(Registrant’s telephone number, including area code)
2215 Sanders Road, Suite 400,
Northbrook, IL 60062

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
Yes ☐ No ☑
9,579,025
(Number of shares outstanding of the registrant’s
common stock at April 21, 2006)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
ASSETS

	March 31,	June 30,
	2006	2005
Current assets:
Cash and cash equivalents, including restricted deposits of $1,102 and $1,105 at March 31, 2006 and June 30, 2005, respectively	$6,687	$26,415
Services fees receivable, net	10,010	9,339
Other receivables	4,329	2,509
Professional service contracts, net	2,503	2,170
Prepaid and other current assets	4,614	2,656
Deferred tax assets, net	3,556	3,500

Total current assets	31,699	46,589
Noncurrent assets:
Equipment, software and leasehold improvements, net	7,724	8,189
Goodwill, net	24,763	24,763
Equity method investment	2,556	—
Other assets	5,084	5,079

Total assets	$71,826	$84,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,976	$4,218
Commissions payable	5,297	6,282
Accrued compensation and employee benefits	9,766	11,433
Credit facility debt	4,000	—
Other accrued expenses	8,211	6,562

Total current liabilities	32,250	28,495
Long-term liabilities:
Credit facility debt	25,000	25,000
Accrued claims and settlements	4,791	4,972
Other liabilities	2,484	1,656

Total liabilities	64,525	60,123

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at March 31, 2006 and June 30, 2005	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 9,579,025 and 15,114,871 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	96	153
Additional paid-in-capital	46,411	67,988
Accumulated other comprehensive income	47	27
Retained deficit	(50,978)	(55,396)

Total stockholders’ equity	7,301	24,497

Total liabilities and stockholders’ equity	$71,826	$84,620

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2006	2005	2006	2005
Services revenue:
Transaction fees	$60,121	$59,967	$224,856	$201,917
Management fees, including reimbursed salaries, wages and benefits	49,116	49,472	145,695	146,781

Total services revenue	109,237	109,439	370,551	348,698

Costs of services:
Transaction commissions	35,939	35,186	143,852	125,555
Reimbursable salaries, wages and benefits	37,699	36,595	109,401	107,884
Salaries, wages, benefits and other direct costs	8,230	8,852	26,409	26,621

Total costs of services	81,868	80,633	279,662	260,060

Costs and expenses:
Salaries, wages and benefits	16,005	14,008	43,331	40,604
Selling, general and administrative	13,462	12,011	36,622	34,719
Depreciation and amortization	1,457	1,394	5,090	4,302

Total costs	112,792	108,046	364,705	339,685

Operating income (loss)	(3,555)	1,393	5,846	9,013
Other income and expenses:
Interest income	288	119	850	251
Interest expense	(582)	(418)	(1,684)	(1,172)

Income (loss) before income taxes	(3,849)	1,094	5,012	8,092

Benefit (provision) for income taxes	1,101	—	(594)	(75)

Net income (loss)	(2,748)	1,094	4,418	8,017

Preferred stock dividends accrued	—	—	—	(889)

Net income (loss) to common stockholders	$(2,748)	$1,094	$4,418	$7,128

Net income (loss) per weighted average common share outstanding:

Basic -	$(0.29)	$0.07	$0.35	$0.47

Diluted -	$(0.29)	$0.07	$0.34	$0.47

Weighted average common shares outstanding:

Basic -	9,489,536	15,114,871	12,758,619	15,110,911

Diluted -	9,489,536	15,205,232	13,095,665	15,201,924

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$4,418	$8,017
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax asset, net	(56)	—
Depreciation and amortization expense	5,090	4,302
Stock-based compensation expense	945	21
Payment of accrued severance and office closure costs	(371)	(959)
Recovery for services fees receivable valuation allowances	(187)	(2)
Funding of multi-year service contracts	(2,191)	(3,116)
Increase in services fees and other receivables	(2,246)	(1,190)
Increase in prepaid and other assets	(2,163)	(100)
Decrease in accounts and commissions payable	(1,138)	(1,954)
Increase (decrease) in accrued compensation and employee benefits	(1,667)	1,013
Increase (decrease) in accrued claims and settlements	(181)	327
Increase in accrued and other liabilities	3,860	251

Net cash provided by operating activities	4,113	6,610

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(3,174)	(1,897)
Contribution to equity method investment	(2,500)	—
Other investing activities	411	301

Net cash used in investing activities	(5,263)	(1,596)

Cash Flows from Financing Activities:
Repurchase of common stock	(23,448)	—
Borrowings on credit facility debt	4,000	—
Payment of dividends on Series A Preferred Stock	—	(3,637)
Deferred financing fees	—	(685)
Other financing activities	870	50

Net cash used in financing activities	(18,578)	(4,272)

Net increase (decrease) in cash and cash equivalents	(19,728)	742
Cash and cash equivalents at beginning of period	26,415	14,971

Cash and cash equivalents at end of period, including restricted deposits of $1,102 and $800 at March 31, 2006 and 2005, respectively	$6,687	$15,713

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
Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be achieved in future periods.
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
The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $20,000 and $45,000 of unrealized income during the nine months ended March 31, 2006 and 2005, respectively. These results, along with the Company’s net income of $4,418,000 and $8,017,000 for the nine months ended March 31, 2006 and 2005, resulted in Total Comprehensive Income of $4,438,000 and $8,062,000 for the respective periods.
3. Income Taxes
The provision for income taxes for the nine months ended March 31, 2006 and 2005 is as follows (in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
3. Income Taxes (Continued)

	For the nine months ended
	March 31,
	2006	2005
Current (provision) benefit	$(2,125)	$(2,946)
Deferred (provision) benefit	(333)	(672)
Decrease in valuation allowance	1,864	3,543

	$(594)	$(75)

The Company recorded prepaid taxes totaling approximately $1,418,000 and $197,000 as of March 31, 2006 and June 30, 2005, respectively, comprised primarily of prepaid tax estimates, tax refund receivables and tax effected operating loss carrybacks related to state tax filings. The Company also received net tax refunds of approximately $11,000 and $66,000 during the nine months ended March 31, 2006 and 2005, respectively.
The Company decreased its deferred tax assets by approximately $1.8 million during the nine months ended March 31, 2006, primarily due to the application of Federal net operating loss carryforwards against taxable income generated during the period. The Company decreased its valuation allowance related to its deferred tax assets by approximately $1.9 million during the nine months ended March 31, 2006 due to the realization of these assets and the likelihood that the Company would continue to realize a portion of its deferred assets in future periods. During the nine months ended March 31, 2005, the Company generated sufficient taxable income to realize a portion of its deferred tax assets and correspondingly reduced the valuation allowance by approximately $3.5 million.
4. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss) to common stockholders	$(2,748)	$1,094	$4,418	$7,128

Basic earnings per common share:

Weighted average common shares outstanding	9,490	15,115	12,759	15,111

Net income (loss) per common share — basic	$(0.29)	$0.07	$0.35	$0.47

Diluted earnings per common share:

Weighted average common shares outstanding	9,490	15,115	12,759	15,111
Effect of dilutive securities:
Stock options, warrants and restricted stock grants	—	90	337	91

Weighted average dilutive common shares outstanding	9,490	15,205	13,096	15,202

Net income (loss) per common share — diluted	$(0.29)	$0.07	$0.34	$0.47

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
4. Earnings per Common Share (Continued)
Additionally, options to purchase shares of common stock, the effect of which would be anti-dilutive, totaled approximately 397,000 and 1,265,000 for the nine months ended March 31, 2006 and 2005, respectively, and 456,000 and 765,000 for the three months then ended. These options were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.
5. Segment Information
The Company has two reportable segments — Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) that include an allocation of certain corporate level administrative expenses (amounts in thousands).

	Transaction	Management	Segment
	Services	Services	Totals
Nine months ended March 31, 2006
Total revenue	$224,856	$145,695	$370,551
EBITDA	11,985	(1,049)	10,936
Total assets as of March 31, 2006	50,164	14,132	64,296
Goodwill, net	18,376	6,387	24,763

Nine months ended March 31, 2005
Total revenue	$201,917	$146,781	$348,698
EBITDA	13,466	(151)	13,315
Total assets as of March 31, 2005	57,511	15,965	73,476
Goodwill, net	18,376	6,387	24,763
Reconciliation of Segment EBITDA to Income (Loss) Before Income Taxes

	Nine Months Ended September 30
	2006	2005
Total segment EBITDA	$10,936	$13,315
Less:
Depreciation & amortization	(5,090)	(4,302)
Net interest expense	(834)	(921)

Income before income taxes	$5,012	$8,092

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of March 31,
	2006	2005
Total segment assets	$64,296	$73,476
Current tax assets	1,418	218
Deferred tax assets Deferred tax assets	3,556	3,000
Equity method investment	2,556	—

Total assets	$71,826	$76,694

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
7. Repurchase of Common Stock
On December 7, 2005, the Company repurchased 5,861,902 shares of the Company’s common stock, par value $.01 per share (the “Shares”), owned by Warburg Pincus Investors Liquidating Trust (the “Trust”) for a purchase price of $4.00 per share, or an aggregate purchase price of $23,447,608. The Company repurchased the Shares, which represented all of the securities in the Company owned by the Trust, in a privately negotiated transaction. The closing price of the Company’s common stock was $7.10 on the day prior to the repurchase.
8. Commitments and Contingencies
Environmental:
As first reported in the Company’s Form 10-Q for the period ended December 31, 2000 and subsequently updated in its Form 10-K for the year ended June 30, 2005, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. As of March 31, 2006, the Company’s share of cumulative costs to remediate and monitor this situation is estimated at approximately $1,157,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. Approximately $1,074,000 of this amount has been paid as of March 31, 2006 and the remaining $83,000 has been reflected as a loss reserve for such matters in the consolidated balance sheets. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company’s open claims. The Company had established loss reserves for the estimated settlement costs of the claims and all of the claims have now been resolved. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment in excess of the self-insured retention from the liquidator. No new significant information has been obtained in the nine months ended March 31, 2006. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.
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
9. Stock Options and Stock Purchase Plans
In December 2004, the Financial Accounting Standards Board issued Statement 123(R) (“FAS 123(R)”) effective for fiscal years beginning after June 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards. The Company applied the new rules on accounting for stock-based compensation awards beginning in the first fiscal quarter of fiscal 2006. During the nine and three month periods ended March 31, 2006, the Company recognized approximately $945,000 and $377,000, respectively, of stock-based compensation expense, which is included in salaries, wages and benefit expense in the Company’s Condensed Consolidated Statements of Operations.
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

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
9. Stock Options and Stock Purchase Plans (Continued)

For the nine months
ended March 31,
2005
Net income to common stockholders, as reported	$7,128

Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(43)

Pro forma net income to common stockholders	$7,085

Net earnings per weighted average common share outstanding:

Basic — as reported	$0.47

Basic — pro forma	$0.47

Diluted — as reported	$0.47

Diluted — pro forma	$0.47

10. Equity Method Investment
On October 21, 2005, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), the Company’s affiliate, filed a Registration Statement with the Securities and Exchange Commission, which became effective on March 3, 2006. Realty Advisors is a “blank check” company organized by the Company for the purpose of acquiring one or more United States commercial real estate properties and/or assets. Pursuant to the Registration Statement, as amended, Realty Advisors sold 23,958,334 units, consisting of one share of common stock and two warrants, in an initial public offering underwritten on a firm commitment basis by Deutsche Bank Securities Inc. at $6.00 per unit for aggregate gross proceeds of approximately $143.75 million before offering expenses. Of the units sold, 1,666,667 units, for an aggregate price of $10.0 million, were sold to Kojaian Holdings, L.L.C., an entity affiliated with C. Michael Kojaian, the Company’s Chairman of the Board and also the Chairman of the Board of Realty Advisors.
The Company provided Realty Advisors with initial equity capital of $2,500,000 for 5,876,069 shares of common stock and, as of the completion of the offering, the Company owned approximately 19% of the outstanding common stock of Realty Advisors. Pursuant to an agreement with Deutsche Bank Securities Inc., the Company also agreed to purchase, during the period commencing May 3, 2006 and continuing through June 28, 2006 and to the extent warrants are available, up to $3,500,000 of Realty Advisor warrants in the public marketplace if the price is $0.70 or less per warrant. In addition, the Company has further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination.
In the event Realty Advisors does not complete an initial business combination within 18 to 24 months, Realty Advisors will dissolve. The Company has waived its right to participate in any such liquidation. In the event, the liquidation does occur, there exists significant risk that the Company will not recover the

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
10. Equity Method Investment (Continued)
initial investment in Realty Advisors.
All of the officers of Realty Advisors are also officers of the Company. The officers and directors of Realty Advisors will not initially receive compensation from Realty Advisors, however, each of the directors of Realty Advisors received 41,670 shares from the initial shares the Company purchased.
Realty Advisors has entered into a Master Agreement for Services (“MSA”) with the Company, whereby the Company will serve as the exclusive agent with respect to commercial real estate brokerage and consulting services relating to real property acquisitions, dispositions as well as agency leasing. The initial term of the MSA is five years and is cancelable based on certain conditions as defined. Realty Advisors also entered into a Property Management Agreement (“PMA”) with the Company’s wholly owned subsidiary, Grubb & Ellis Management Services (“GEMS”), whereby GEMS will serve as sole exclusive managing agent for all real property acquired. The initial term of the PMA is 12 months and will automatically renew unless notice is given within 30 days prior to the end of the term. Either party can terminate with 60 days notice and based on various conditions as defined within the PMA. Finally, Realty Advisors has entered into a Master Agreement for Project Management Services with GEMS. The Project Management Agreement contains a 60-day cancellation provision by either party.
Due to the Company’s current ownership position and influence over the operating and financial decisions of Realty Advisors, the Company’s investment in Realty Advisors is accounted for under the equity method, and as such, the Company’s investment cost, adjusted for its 19% ownership share of Realty Advisors’ operations, is recorded within the Company’s Condensed Consolidated Financial Statements as of March 31, 2006.
11. Subsequent Events
Credit Facility Debt
During April 2006, the Company amended its credit facility with Deutsche Bank Trust Company Americas. The amended facility increases the Company’s revolving line of credit to $60.0 million, from $35.0 million, and the term loan portion of the facility to $40.0 million, from $25.0 million, for a total credit facility of $100.0 million. The Company currently has $40.0 million outstanding under the term loan. The Company also has letters of credit issued for approximately $3.2 million, leaving approximately $56.8 million of the $60.0 million revolving line of credit available for future borrowings. The new facility extends the term by approximately one year to April 2009 and provides the Company with an option to extend the term for an additional twelve months through April 2010. Under the terms of the amended credit facility, proceeds may be used for general corporate purposes, including the refinancing of the Company’s previous credit facility and funding for the Company’s growth initiatives, working capital needs and stock repurchases.
As a result of the increased term loan portion, the Company received net proceeds of approximately $10.0 million at closing, after repayment of a $4.0 million revolver borrowing, accrued interest through the closing date and fees and expenses related to the new facility. Unamortized deferred financing fees related to the previous facility and totaling approximately $935,000 will be written off in the Company’s fiscal quarter ending June 30, 2006.
Registration Statement
On April 28, 2006 or as soon as possible thereafter, the Company intends to file a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “Proposed Secondary Offering”), to sell 15,000,000 shares of common stock which will be comprised of 10,000,000 shares to be sold by the Company and 5,000,000 shares to be sold by Kojaian Ventures, L.L.C. (“KV”), an entity affiliated with the Chairman of the Board. Net proceeds to the Company of the offering will be used for working capital and other general corporate purposes including various corporate strategic initiatives.
Preferred Stock Exchange
On April 28, 2006, the Company entered into an agreement with KV to exchange all 11,725 shares of Series A-1 Preferred Stock (“Preferred Stock”) owned by KV, which represents all of the issued and outstanding shares of the Company’s Preferred Stock, for (i) 11,173,925 shares of the Company’s common stock, which is the

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
11. Subsequent Events (Continued)
common stock equivalent that the Series A-1 Preferred Stock is entitled to receive upon liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of approximately $10,056,533 (or $0.90 per share of newly issued shares of common stock). The Preferred Stock exchange will occur simultaneously, and is expressly conditioned upon, the closing of a Proposed Secondary Offering. The fair value of the consideration transferred to KV in excess of the carrying amount of the Preferred Stock in the Company’s financial statements will be classified as a preferred dividend in the period the transaction becomes effective, therefore reducing the amount of earnings available to common stockholders for the respective period.

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
Services revenue in any given quarter during the three fiscal year period ended June 30, 2005, as a percentage of total annual services revenue, ranged from a high of 29.2% to a low of 22.4%, with services revenue earned in the third quarters of each of the last three fiscal years ranging from 23.1% to 23.6%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.
Total services revenue of $370.6 million was recognized for the nine months ended March 31, 2006 as compared to revenue of $348.7 million for the same period last year. Transaction fees increased by $23.0 million, or 11.4%, in the current fiscal period over the same period in 2005. The Company realized increased commissions from investment sales in the current fiscal year, as well as from industrial, office and retail leasing. Management fees decreased by $1.1 million, or 0.7%, during that same period.
Total revenue for the quarter ended March 31, 2006 was $109.2 million, a decrease of 0.2% over revenue of $109.4 for the same period last year. Both transaction fees and management fees were relatively flat with less than a one percent change in the current fiscal quarter over the same quarter in 2005.
Costs of Services
Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 64.0% for the nine months ended March 31, 2006 as compared to 62.2% for the same period in 2005 and increased to 59.8% from 58.7% for the respective quarters ended March 31 in the same periods. These increases resulted from higher overall transaction revenues in the nine month period as well as increased transaction production levels in certain markets in the country.
Reimbursable expenses, related to salaries, wages and benefits, increased by $1.5 million, or 1.4% in the current fiscal period over the same period in 2005, and $1.1 million, or 3.0%, for the respective quarters ended March 31 in the same periods.
Salaries and other direct costs decreased by $212,000, or 0.8%, in the current fiscal period over the same period in 2005, and decreased by $622,000, or 7.0%, for the respective quarters ended March 31 in the same periods.
Costs and Expenses
Salaries, wages and benefits increased by $2.7 million, or 6.7%, during the nine months ended March 31, 2006 as compared to March 31, 2005 as the Company incurred an increase in salaries related to key executive hires, strategic investment initiatives and higher performance based incentive compensation. In addition, the Company recorded non-cash stock based compensation expense of $945,000 in fiscal 2006 as a result of implementing a new accounting pronouncement effective July 1, 2005. Selling, general and administrative expenses increased by $1.9 million, or 5.5%, for the same period due in part to expenses related to strategic investment initiatives and the relocation of the New York office described below. For the quarter ended March 31, 2006, salaries, wages and benefits increased by $2.0 million, or 14.3%, as compared to the same period in the prior year, while selling, general and administrative expenses increased $1.5 million, or 12.1%.
Depreciation and amortization expense for the nine months ended March 31, 2006 increased 18.3% to $5.1 million from $4.3 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to three years. Amortization expense relating to these contracts increased to $1,293,000 from $1,042,000 for the nine months ended March 31, 2006 as compared to the same period in the prior year. A similar related increase resulted in the quarter ended March 31, 2006, as depreciation and amortization expense increased $63,000, or 4.5%, from the comparable prior year period. In addition, certain leasehold improvements were written off during the quarter ended December 31, 2005 due to the relocation of the New York City office as described below.

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
Interest income increased during the nine months and quarter ended March 31, 2006 as compared to the same periods in the prior year as both average invested funds and interest rates increased.
Interest expense incurred during the nine months ended March 31, 2006 and 2005 was due primarily to the Company’s term loan borrowings under the credit facility. Interest rates on loan borrowings have risen sharply over the past twelve months, and resulted in the increase in interest expense for the nine months and quarter ended March 31, 2006 as compared to the same periods in the prior year.
The Company incurred a tax provision of approximately $2.5 million in the nine months ended March 31, 2006, which was partially offset by a tax benefit of approximately $1.9 million related to a reduction in the valuation allowance against the Company’s deferred tax assets. This resulted in a net tax provision of approximately $594,000 for the nine months ended March 31, 2006. Similarly, tax benefits recognized from prior reductions in the valuation allowance, in the first three quarters of fiscal year 2005, significantly offset the tax provisions incurred for the nine months ended March 31, 2005. For the quarter ended March 31, 2006, the Company realized a tax benefit of approximately $1.4 million relating to net operating loss carryforwards which were generated during the quarter and will be available to offset future taxable income. The benefit was partially offset by a $295,000 valuation allowance recorded against the Company’s deferred tax assets resulting in a net tax benefit of approximately $1.1 million for the quarter.
Net Income
Net income to common stockholders for the nine months ended March 31, 2006 was $4.4 million, or $0.34 per common share on a diluted basis, as compared to $7.1 million, or $0.47 per common share, for the same period in the prior fiscal year. For the quarter ended March 31, 2006, a net loss of $2.7 million, or $0.29 per common share on a diluted basis, was generated as compared to net income of $1.1 million, or $0.07 per common share, for the same period in fiscal year 2005. Dividends accrued on the Series A Preferred Stock issued by the Company were $889,000 for the nine months ended March 31, 2005. This preferential cumulative dividend on the Preferred Stock was eliminated in December 2004. Despite the increase in revenue for the nine months ended March 31, 2006, net income decreased by approximately $2.7 million due to incremental costs and expenses related to hiring key personnel, the relocation of the Company’s New York office and an increase in the tax provision.
Stockholders’ Equity
Total stockholders’ equity declined from $24.5 million to $7.3 million primarily as a result of the Company’s repurchase of 5,861,902 shares of its common stock in December 2005 in a privately negotiated transaction.
LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended March 31, 2006, cash and cash equivalents decreased by $19.7 million. Cash generated from operating activities totaled $4.1 million and, along with cash reserves, was used in net investing activities of $5.3 million and net financing activities of $18.6 million. Cash used in investing activities related primarily to purchases of equipment, software and leasehold improvements and the investment in Grubb & Ellis Realty Advisors, Inc., our affiliate. Net financing activities related primarily to the repurchase of common stock in a privately negotiated transaction and the borrowing on the credit facility.

The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $19.2 million, related to revenues earned in calendar year 2005, were paid in January 2006, and production and incentive bonuses of approximately $9.5 million were paid during the quarter ended March 31, 2006.
See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.
The Company has no current principal payments due under the $25.0 million term loan portion of its Credit Facility with Deutsche Bank as of March 31, 2006. The Company also had a revolving line of credit of $35.0 million, of which approximately $27.8 million was available as of March 31, 2006. The Company borrowed $4.0 million on this revolving line of credit in March 2006. In addition, the Company issued various letters of credit, totaling approximately $3.2 million, primarily to collateralize certain obligations related to its insurance programs.
During April 2006, the Company amended its credit facility with Deutsche Bank Trust Company Americas. The amended facility increases the Company’s revolving line of credit to $60.0 million, from $35.0 million, and the term loan portion of the facility to $40.0 million, from $25.0 million, for a total credit facility of $100.0 million. The Company currently has $40.0 million outstanding under the term loan. The Company also has letters of credit issued for approximately $3.2 million, leaving approximately $56.8 million of the $60.0 million revolving line of credit available for future borrowings. The new facility extends the term by approximately one year to April 2009 and provides the Company with an option to extend the term for an additional twelve months through April 2010. Under the terms of the amended credit facility, proceeds may be used for general corporate purposes, including the refinancing of the Company’s previous credit facility and funding for the Company’s growth initiatives, working capital needs and stock repurchases. The Company believes that it can meet its working capital and investing needs with internally generated operating cash flow and, as necessary, borrowings under its revolving line of credit.
As a result of the increased term loan portion, the Company received net proceeds of approximately $10.0 million at closing, after repayment of a $4.0 million revolver borrowing, accrued interest through the closing date and fees and expenses related to the new facility. Unamortized deferred financing fees related to the previous facility and totaling approximately $935,000 will be written off in the Company’s fiscal quarter ending June 30, 2006.
Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate the Company incurred on all credit facility obligations during fiscal years 2006 and 2005 was 7.55% and 6.30%, respectively.
On December 7, 2005, the Company repurchased 5,861,902 shares of the Company’s common stock, par value $.01 per share (the “Shares”), owned by Warburg Pincus Investors Liquidating Trust (the “Trust”) for a purchase price of $4.00 per share, or an aggregate purchase price of $23,447,608. The Company repurchased the Shares, which represented all of the securities in the Company owned by the Trust, in a privately negotiated transaction. The closing price of the Company’s common stock was $7.10 on the day prior to the repurchase. The Company funded the repurchase entirely from cash generated from operations.
On October 21, 2005, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), the Company’s affiliate, filed a Registration Statement with the Securities and Exchange Commission, which became effective on March 3, 2006. Realty Advisors is a “blank check” company organized by the Company for the purpose of acquiring one or more United States commercial real estate properties and/or assets. Pursuant to the Registration Statement, as amended, Realty Advisors sold 23,958,334 units, consisting of one share of common stock and two warrants, in an initial public offering underwritten on a firm commitment basis by Deutsche Bank Securities Inc. at $6.00 per unit for aggregate gross proceeds of approximately $143.75 million before offering expenses. Of the units sold, 1,666,667 units, for an aggregate price of $10.0 million, were sold to Kojaian Holdings, L.L.C., an entity affiliated with C. Michael Kojaian, the Company’s Chairman of the Board and also the Chairman of the Board of Realty Advisors.
The Company provided Realty Advisors with initial equity capital of $2,500,000 for 5,876,069 shares of common stock and, as of the completion of the offering, the Company owned approximately 19% of the outstanding common stock of Realty Advisors. Pursuant to an agreement with Deutsche Bank Securities Inc. the Company also agreed to purchase, during the period commencing May 3, 2006 and continuing through June 28, 2006 and to the extent warrants are available, up to $3,500,000 of Realty Advisor warrants in the public marketplace if the price is $0.70 or less per warrant. In addition, the Company has further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination.
In the event Realty Advisors does not complete an initial business combination within 18 to 24 months, Realty Advisors will dissolve. The Company has waived its right to participate in any such liquidation. In the event, the liquidation does occur, there exists significant risk that the Company will not recover the initial investment in Realty Advisors.
All of the officers of Realty Advisors are also officers of the Company. The officers and directors of Realty Advisors will not initially receive compensation from Realty Advisors, however, each of the directors of Realty Advisors received 41,670 shares from the initial shares the Company purchased.
Realty Advisors has entered into a Master Agreement for Services (“MSA”) with the Company, whereby the Company will serve as the exclusive agent with respect to commercial real estate brokerage and consulting services relating to real property acquisitions, dispositions as well as agency leasing. The initial term of the MSA is five years and is cancelable based on certain conditions as defined. Realty Advisors also entered into a Property Management Agreement (“PMA”) with the Company’s wholly owned subsidiary, Grubb & Ellis Management Services (“GEMS”), whereby GEMS will serve as sole exclusive managing agent for all real property acquired. The initial term of the PMA is 12 months and will automatically renew unless notice is given within 30 days prior to the end of the term. Either party can terminate with 60 days notice and based on various conditions as defined within the PMA. Finally, Realty Advisors has entered into a Master Agreement for Project Management Services with GEMS. The Project Management Agreement contains a 60-day cancellation provision by either party.
Due to the Company’s current ownership position and influence over the operating and financial decisions of Realty Advisors, the Company’s investment in Realty Advisors is accounted for under the equity method, and as such, the Company’s investment cost, adjusted for its 19% ownership share of Realty Advisors’ operations, is recorded within the Company’s Condensed Consolidated Financial Statements as of March 31, 2006.

The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through February 2014.
In total, the Company’s contractual obligations, consisting only of the Company’s lease and debt obligations as of June 30, 2005, which are due over the next five years, are as follows (in thousands):

Year Ending
June 30	Amount
2006	$15,996
2007	12,404
2008	35,278
2009	7,835
2010	4,210
Thereafter	3,072

$78,795

The above amounts also include obligations due under a large office lease signed in August 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk — Derivatives
The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR. As of March 31, 2006, the outstanding principal balances on these debt obligations totaled $29.0 million. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the new credit agreement executed by the Company in June 2004 required the Company to enter into interest rate protection agreements to effectively cap the variable interest rate exposure on a portion of the obligations for a period of two years. The Company executed such an interest agreement with Deutsche Bank AG in July 2004, which will provide for quarterly payments to the Company equal to the variable LIBOR based interest amount paid by the Company in excess of 3.5% of the underlying notional amounts.
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
Item 4. Controls and Procedures
Effective as of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 2, 3, 4 and 5 are not applicable
for the quarter ended March 31, 2006)

Item 1. Legal Proceedings
The disclosure called for by Item 1 is incorporated by reference to Note 8 of Notes to Condensed Consolidated Financial Statements.
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Amended and Restated Credit Agreement, dated as of April 14, 2006, entered into by and among Grubb & Ellis Company, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as sole book-running manager and sole lead arranger, Deutsche Bank Trust Company Americas, as initial swing line bank, the initial issuer of letters of credit and administrative agent for the lender parties incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K filed on April 20, 2006.

4.2	Amended and Restated Security Agreement, dated as of April 14, 2006, by and among Grubb & Ellis Company, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein) incorporated herein by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K filed on April 20, 2006.
(10)	Material Contracts
10.1*	Employment Agreement entered into between Shelby E. Sherard, Chief Financial Officer, and the Registrant dated October 10, 2005, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2005.
*Management contract or compensatory plan or arrangement.
(31)	Section 302 Certifications

(32)	Section 906 Certification

(b)	Reports on Form 8-K
A Current Report on Form 8-K dated February 21, 2006 was filed with the Securities and Exchange Commission on February 24, 2006 reporting under Item 8.01 that the Company had issued a press release announcing that its Board of Directors has authorized a common stock buyback program.
A Current Report on Form 8-K dated April 14, 2006 was filed with the Securities and Exchange Commission on April 20, 2006 reporting under Item 1.01 that the Company had amended and restated its credit facility with Deutsche Bank and reporting under Item 8.01 that it had hired Robert Z. Slaughter as the Company’s Executive Vice President and General Counsel.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY
(Registrant)

Date: April 28, 2006	/s/ Shelby E. Sherard

Shelby E. Sherard
Chief Financial Officer

Grubb & Ellis Company
EXHIBIT INDEX
for the quarter ended March 31, 2006
Exhibit
(31)	Section 302 Certifications

(32)	Section 906 Certification