Form 10-K
period 2006-06-30
GRUBB & ELLIS CO
filed 2006-09-28
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ _to _ _

Commission file number 1-8122

GRUBB & ELLIS COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-1424307 (IRS Employer Identification No.)

500 West Monroe Street, Suite 2800,
Chicago, IL 60661
(Address of principal executive offices) (Zip Code)

(312) 698-6700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2005 was approximately $66,940,000.

The number of shares outstanding of the registrant’s common stock as of September 25, 2006 was 25,755,950 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 2006) are incorporated by reference into Part III of this Report.

GRUBB & ELLIS COMPANY
FORM 10-K

GRUBB & ELLIS COMPANY

PART I

Item 1.	Business

General

Grubb & Ellis Company, a Delaware corporation organized in 1980, is one of the most recognized full service commercial real estate services firms in the United States. Founded nearly 50 years ago in Northern California, the Company has grown to become one of the largest publicly traded real estate services organizations in the world as measured by revenue. For the most recent fiscal year ended June 30, 2006, the Company generated revenue of $490.1 million and operating income of $8.7 million.

Drawing on the resources of nearly 5,000 real estate professionals, including a brokerage sales force of approximately 1,500 brokers nationwide in the Company’s and its affiliates’ offices, the Company and its affiliates combine local market knowledge with a national service network to provide innovative, customized solutions for real estate owners, corporate occupants and investors.

The Company has one of the largest footprints in the industry, with a network of over 105 offices (including over 50 owned by the Company and over 55 affiliate offices), allowing it to execute locally in all primary markets and key secondary and tertiary markets throughout the United States on behalf of its clients. This strong local market presence enables the Company to deliver a full range of commercial real estate services to corporate and institutional clients with multiple real estate needs, including complete outsourcing solutions.

The Company has the capability to provide services at every stage of the real estate process, including but not limited to, strategic planning, feasibility studies and site selection, leasing, property and facilities management, construction management, lease administration, acquisitions and dispositions. The Company’s clients include many Fortune 500 companies as well as institutional and private investors, retailers, government and academic institutions and other owners and occupiers of office and industrial space.

Whether executing for a client with a single location or one with facilities in multiple regions, the Company’s professionals offer local market expertise and strategic insight into real estate decisions. This advice is supported by a network of approximately 95 research professionals, who produce in-depth market research, plus additional market research generated by its affiliate offices. In addition, this advice is also supported by specialty practice groups focusing on industry segments including office, industrial, retail, private capital, institutional investment and land.

Current Business Platform and Organization

The Company provides a full range of real estate services, including transaction, management and consulting services, for both local and multi-location clients. The Company reports its revenue by two business segments, Transaction Services, which comprises its brokerage operations, and Management Services, which includes third-party property management, corporate facilities management, project management, client accounting, business services and engineering services. Additional information on these business segments can be found in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Transaction Services

A significant portion of the services the Company provides are transaction-related services, in which the Company represents the interests of tenants, owners, buyers or sellers in leasing, acquisition and disposition transactions. These transaction services involve various types of commercial real estate, including office, industrial, retail, hospitality and land.

The Company typically receives fees for brokerage services based on a percentage of the value of the lease or sale transaction. Some transactions may stipulate a fixed fee or include an incentive bonus component based on the performance of the brokerage professional or client satisfaction. Although transaction volume can be subject to economic conditions, brokerage fee structures remain relatively constant through both economic upswings and downturns.

In addition to traditional transaction services, the Company provides its clients with consulting services, including site selection, feasibility studies, exit strategies, market forecasts, appraisals, strategic planning and research services. For its larger corporate and institutional clients, these services are coordinated through an account management process that provides a single point of contact for the client.

The Company actively engages its brokerage force in the execution of its marketing strategy. Regional and metro-area managing directors, who are responsible for operations in each major market, facilitate the development of brokers. Through the Company’s specialty practice groups, known as “Specialty Councils,” key personnel share information regarding local, regional and national industry trends and participate in national marketing activities including trade shows and seminars. This ongoing dialogue among brokers serves to increase their level of expertise as well as their network of relationships, and is supplemented by other more formal education, including recently expanded training programs offering sales and motivational training and cross-functional networking and business development opportunities.

The Company intends to aggressively recruit and hire (either individually or through acquisitions) additional brokerage professionals with experience primarily in the areas of investment sales, agency leasing and tenant representation. The Company believes that its strong brand recognition, favorable industry reputation, platform of a full range of client services and the opportunity to deliver additional real estate services create an environment conducive to attracting the most experienced and capable brokers.

In some local markets where the Company does not have owned offices, it has affiliation agreements with independent real estate service providers that conduct business under the Grubb & Ellis brand. The Company’s affiliation agreements provide for exclusive mutual referrals in their respective markets, generating referral fees. The Company’s affiliation agreements are generally multi-year contracts. Through its affiliate offices, the Company has access to over 600 brokers and their local market research capabilities.

The Company has an agreement to provide exclusive commercial real estate brokerage and consulting services to its new affiliate, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), related to its real property acquisitions, dispositions, project management and leasing.

Transaction Services has represented the larger portion of the Company’s operations, and in fiscal years 2006, 2005 and 2004, it represented 60.3%, 57.8% and 56.6% of the Company’s total revenue, respectively.

Management Services

Management Services develops and implements property level strategies to increase investment value for real estate owners and optimize occupancy costs and strategies for corporate owners and occupiers of real estate. Management Services provides two primary service capabilities: property management for investment property owners and facilities management for corporate owners and occupiers.

The Company’s property management business is designed to enhance its clients’ investment values by maintaining high levels of occupancy and lowering property operating costs through a wide range of property management services. The property management services that the Company offers include: oversight of building management services such as maintenance, landscaping, security, energy management, owner’s insurance, life safety, environmental risk management and capital repairs; tenant relations services such as processing tenant work orders, lease administration services and promotional activities; interfacing with tenants’ development and construction services personnel in coordinating tenant finish; and financial management and asset services including financial reporting, analysis and development of value added strategies to improve operations and/or reposition assets within the market.

The Company’s facilities management business is designed to provide comprehensive portfolio and property management services to corporations and institutions that outsource their real estate management functions. The properties under management range from large corporate headquarters to industrial complexes, sales offices and data centers often in geographically dispersed locations. Facilities management professionals create working partnerships with each client to deliver fully integrated real estate services that are tailored to the specific needs of each organization. Typically, performance measures are developed to quantify progress made toward the goals and objectives that are mutually set with clients. The Company’s facilities management unit also serves as an important

“port of entry” for other services and for integrated platform solutions for domestic and international requirements, including but not limited to, consulting services, site selection, feasibility studies, exit strategies, market forecasts, appraisals, project management, strategic planning and research services.

The Company has an agreement to be the exclusive managing agent for all real property acquired by its new affiliate, Realty Advisors.

Management Services has represented 39.7%, 42.2% and 43.4% of the Company’s total revenue, in fiscal years 2006, 2005 and 2004, respectively. Approximately 73% of this segment’s cumulative revenue for these three fiscal years has been comprised of reimbursed salaries, wages and benefits, where the owner of a property will reimburse the Company for on-site employee salaries and related benefit costs that are incurred on behalf of the owner. The remaining revenue in this business segment is typically generated through monthly fees based on a percentage of rental revenue for property management services and negotiated monthly or annual fees for facilities management services. As of June 30, 2006, Management Services had approximately 158 million square feet of property under management.

Secondary Offering

On April 28, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), proposing to offer to sell shares of the Company’s common stock on its own behalf and on behalf of Kojaian Ventures, L.L.C. (“KV”), an entity affiliated with the Chairman of the Board (the “Secondary Offering”). On June 29, 2006, the Company’s registration statement was declared effective by the SEC and the Company and KV agreed to sell an aggregate of ten million shares of the Company’s common stock, five million shares each, at a public offering price of $9.50 per share. The Secondary Offering subsequently closed on July 6, 2006 pursuant to which five million shares were sold by each of the Company and KV, generating aggregate gross proceeds to the Company, after underwriting discounts, of $44,412,500. The net proceeds to the Company of the offering after payment of issuance costs will be used for working capital and other general corporate purposes, potential acquisitions of domestic and international companies providing real estate services, hiring of employees to strengthen the Company’s presence in key markets and expanding and/or enhancing the Company’s product offerings, and other various corporate strategic initiatives. The financial results of the Secondary Offering will be reflected in the Company’s financial statements for the first fiscal quarter ending September 30, 2006.

Preferred Stock Exchange

On April 28, 2006, the Company entered into an agreement with KV to exchange all 11,725 shares of Series A-1 Preferred Stock owned by KV (the “Preferred Stock Exchange”), which represented all of the issued and outstanding shares of the Company’s preferred stock, for (i) 11,173,925 shares of the Company’s common stock, which is the common stock equivalent that the Series A-1 Preferred Stock was entitled to receive upon liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of approximately $10,056,533 (or $0.90 per share of newly issued shares of common stock). The Series A-1 Preferred Stock granted the holder thereof approval rights with respect to certain specified corporate actions and was not convertible or redeemable in accordance with its terms. The Company entered into the Preferred Stock Exchange in order to, among other things, simplify and enhance the flexibility of the Company’s capital structure and to facilitate the Secondary Offering. The Preferred Stock Exchange closed simultaneously with the closing of the Secondary Offering on July 6, 2006. See Note 9 of Notes to Consolidated Financial Statements for additional information. The amount by which the fair value of the consideration transferred to KV, which totaled approximately $116.2 million, exceeded the carrying amount of the Preferred Stock in the Company’s financial statements, which totaled approximately $10.9 million, including issuance costs, will be classified as a preferred dividend totaling approximately $105.3 million during the first fiscal quarter of 2007, therefore reducing the amount of earnings available to common stockholders for such period. A substantial portion of this one-time dividend is related to this one-time, non-cash charge, as the cash portion of the dividend is equal to the $10,056,533 payment described above.

Secured Credit Facility

In April 2006, the Company amended its credit facility with Deutsche Bank Trust Company Americas, which is secured by all of the assets of the Company. The amended facility increased the Company’s revolving line of credit to $60.0 million, from $35.0 million, and the term loan portion of the facility to $40.0 million, from $25.0 million, for a total credit facility of $100.0 million. The new facility extends the term by approximately one year through April 2009 and provides the Company with an option to extend the term for an additional twelve months through April 2010. Under the terms of the amended credit facility, proceeds may be used for general corporate purposes, including the refinancing of the Company’s previous credit facility and funding for the Company’s growth initiatives, working capital needs and stock repurchases.

As a result of the increased term loan portion, the Company received net proceeds of approximately $10.0 million at closing, after repayment of a $4.0 million revolver borrowing, accrued interest through the closing date and fees and expenses related to the new facility. The Company paid closing costs totaling approximately $1,109,000 in connection with the amendment which are being amortized over the amended term of the credit facility. Unamortized deferred financing fees related to the previous facility and totaling approximately $935,000 were written off in the Company’s fiscal quarter ending June 30, 2006.

In June 2006, the Company further amended its secured credit facility. The amended facility converts the $40.0 million term loan facility to a borrowing under the $60.0 million revolving line of credit. This $40.0 million borrowing under the revolving line of credit remained outstanding at June 30, 2006 but was repaid in full during July 2006. In the future, the $40.0 million term loan may only be used for acquisitions approved by the lender. The interest rate with respect to the facility was increased through March 31, 2007 and certain financial ratios and minimum EBITDA covenants required to be maintained by the Company were also amended.

In addition to the customary limitations, the amended facility now also limits the Company and its restricted subsidiaries from making cash bonus payments to new officers, employees or representatives of the Company, for each of the trailing four quarter periods and in the amounts listed below, without the approval of the lender.

For the Trailing
Four Quarters Ended	Amounts Not to Exceed
(in ‘000s)

June 30, 2006	$6,500
September 30, 2006	15,000
December 31, 2006	20,000
March 31, 2007	20,000
June 30, 2007	20,000
September 30, 2007	15,000
thereafter	7,500

The amended facility also added certain financial covenants including minimum net worth and liability requirements. The Company believes that it can meet its current working capital and liquidity needs with internally generated operating cash flow and, as necessary, borrowings under its revolving line of credit.

Strategic Initiatives

In March 2005, Mark E. Rose joined the Company as Chief Executive Officer, and over the past year, the Company implemented a five-year strategic growth plan that is designed to take advantage of the opportunities that exist in the real estate services industry. The objectives of the five-year growth plan include improving client service, expanding the Company’s domestic presence, broadening service offerings and building a sustainable global platform. The Company believes that its strong brand recognition, extensive footprint, local market research and high client satisfaction provide a solid foundation, and provide the Company with the capability to implement its strategic initiatives.

Implemented Strategic Initiatives

Strengthened presence in key markets.  The Company has made significant recruiting gains over the past 12 months and hired new managers for its New York and Washington, D.C. regions, two areas where the Company believes there is significant growth potential for the Company. The Company recruited both of these individuals from industry competitors, and both have extensive industry experience advising Fortune 500 clients. In addition, the Company increased its brokerage sales force from 825 to 906, an increase of approximately 10% from the prior year. The Company intends to continue to recruit and hire top talent to strengthen its presence in key markets.

Expanded service offerings.  In January 2006, a national project management business was launched, which will allow the Company to better service the needs of its corporate clients. This group oversees construction management projects for corporate owners and occupiers and tenants, expands the facilities management offering and provides an additional revenue stream. The group is currently staffed with six project management professionals and the Company intends to expand this group as the demand for this business increases.

Expanded client relationship teams.  In order to expand corporate client relationships, the Company added 14 experienced client relationship managers. The Company remains committed to offering a single point of contact for its clients to meet their numerous real estate requirements. The Company believes this approach to client management will lead to stronger client relationships and allow it to capture a larger share of its clients’ real estate services expenditures.

Financed Realty Advisors.  In March 2006, Realty Advisors, an affiliate of the Company, raised net proceeds of approximately $133.5 million from an initial public offering. The Company previously provided Realty Advisors with its initial equity capital of $2.5 million. Realty Advisors was formed to acquire, through purchase, asset acquisition or other business combination, one or more United States commercial real estate properties and/or assets, principally industrial and office properties. As of June 30, 2006, the Company owned approximately 19% of the common stock of Realty Advisors exclusive of any shares of common stock that the Company has the right to acquire upon the exercise of 4,645,521 warrants that it purchased in the open market for an aggregate purchase price (excluding commissions) of $2,178,297, or approximately $0.47 per warrant. Such warrants, however, are not exercisable in accordance with their terms until February 27, 2007 at the earliest. Each of the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer also serve in the same capacity for Realty Advisors. Pursuant to various agreements that the Company has entered into with Realty Advisors, it will serve as Realty Advisors’ exclusive agent with respect to commercial real estate brokerage and consulting services related to real property acquisitions, dispositions, project management and agency leasing, and will also serve as the sole exclusive managing agent for all real property acquired by Realty Advisors. In the event that Realty Advisors does not complete a transaction prior to September 2007 (subject to extension to March 2008 if Realty Advisors has entered into a letter of intent or agreement in principal), having a value of at least 80% of its net assets at the time of the transaction, Realty Advisors will be required to liquidate and dissolve.

Realigned and strengthened the Company’s capital and ownership structure.  In December 2005, the Company repurchased approximately 5.9 million shares of its common stock in a privately negotiated transaction, for an aggregate purchase price of approximately $23.4 million, or $4 per share. In April 2006, the Company increased its existing senior secured credit facility with Deutsche Bank Trust Company Americas from $60 million to $100 million and extended the maturity of this facility for an additional year. In June 2006, the senior secured credit facility was further amended to provide flexibility in certain of the Company’s financial covenants, shift the outstanding balance under the term loan to a revolving line of credit and the Company agreed to allow the term loan to only be used for acquisitions approved by the lender. On April 28, 2006, simultaneously with the filing of its registration statement with respect to its proposed Secondary Offering, the Company entered into an agreement with the selling stockholder, Kojaian Ventures, L.L.C., an affiliate of the Company’s Chairman of the Board of Directors and the beneficial owner of all of the Company’s issued and outstanding shares of Series A-1 Preferred Stock, to exchange all of the Series A-1 Preferred Stock, for (i) 11,173,925 shares of the Company’s common stock, which is the common share equivalent that the holder of the Series A-1 Preferred Stock is entitled to receive upon a liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of $10,056,533 (or $.90 per share of each newly issued share of common stock). The Preferred Stock Exchange closed simultaneously with the closing of the Secondary Offering on July 6, 2006.

Strategic Growth Objectives

Raise client service to a new level by delivering integrated solutions.  The Company intends to capitalize on cross-selling opportunities by leveraging relationships with its long-standing client base. By offering a comprehensive menu of services and products, the Company believes that it can design solutions for its clients and maximize revenue per client by expanding its existing client relationships.

Expand domestic presence.  The industry continues to undergo consolidation among real estate service providers. The Company will selectively pursue strategic acquisitions in order to significantly increase the Company’s brokerage and management network as well as recruit and hire top talent to increase its presence in key markets.

Broaden service lines, including capital markets capabilities.  The Company introduced key product offerings during the most recent fiscal year and it will continue to enhance its product and service offerings in an effort to provide clients complete solutions to their real estate needs. Realty Advisors, an affiliate of the Company, provides an entry into the investment management business. In addition, the Company will continue to explore other opportunities to enhance its capital markets offerings to its clients.

Build a sustainable global platform.  Since terminating the Company’s international alliance with Knight Frank as of December 31, 2005, the Company has been successful in meeting its multi-market clients’ global needs by working with local providers that it believes offers best-in-class service. However, the Company believes that in order to capture opportunities that require both domestic and international capabilities, the Company must build a comprehensive global network either through strategic acquisitions of international real estate service firms, or by opening new offices in five to eight key markets throughout Europe and Asia. Either of these pursuits will require substantial capital investment.

Industry and Competition

Within the United States, the commercial real estate services industry is large and highly fragmented, with thousands of companies providing asset management, investment management and brokerage services. In recent years the industry has experienced substantial consolidation, a trend that is expected to continue.

The top 25 brokerage companies collectively completed nearly $670 billion in investment sales and leasing transactions in 2005, according to a survey by the National Real Estate Investor of real estate brokerage companies related to Investment Sales & Leasing Transactions for 2005. The Company ranked in the top 10 in this survey.

Within the management services business, according to a recent survey by Commercial Property News, the top 33 companies in the industry manage over 6.5 billion square feet of commercial property. The Company ranks as the 11th largest property management company in this survey with 153 million square feet (at the time of the survey) under management. The largest company in the survey had 989 million square feet under management.

The Company competes in a variety of service businesses within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other regional and national service providers, but also from global real estate providers, boutique real estate advisory firms and appraisal firms. Although many of the Company’s competitors are local or regional firms that are substantially smaller than the Company, some of the Company’s competitors are substantially larger than the Company on a local, regional, national and/or international basis. The Company’s significant competitors include CB Richard Ellis, Jones Lang LaSalle, Trammell Crow and Cushman & Wakefield, the first two of which have global platforms. The Company believes that it needs such a platform in order to effectively compete for the business of large multi-national corporations that are increasingly seeking a single real estate services provider. While there can be no assurances that the Company will be able to continue to compete effectively, maintain current fee levels or margins, or maintain or increase its market share, based on its competitive strengths, the Company believes that it can operate successfully in the future in this highly competitive industry.

Environmental Regulation

Federal, state and local laws and regulations impose environmental zoning restrictions, use controls, disclosure obligations and other restrictions that impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as the willingness of mortgage lenders to provide financing, with respect to some properties. If transactions in which the Company is involved are delayed or abandoned as a result of these restrictions, the brokerage business could be adversely affected. In addition, a failure by the Company to disclose known environmental concerns in connection with a real estate transaction may subject the Company to liability to a buyer or lessee of property.

Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. As a property manager, the Company could be held liable as an operator for any such contamination, even if the original activity was legal and the Company had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, the Company could be held responsible for more than its share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. The Company could also incur liability for property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties that it manages. Insurance for such matters may not always be available, or sufficient to cover the Company’s losses. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase the Company’s costs of legal compliance and potentially subject the Company to violations or claims. Although such costs have not had a material impact on the Company’s financial results or competitive position in fiscal year 2006, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause the Company to incur significant costs in the future, and/or adversely impact the brokerage and management services businesses. See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Seasonality

Since the majority of the Company’s revenues are derived from transaction services, which are seasonal in nature, the Company’s revenue stream and the related commission expense are also subject to seasonal fluctuations. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 2006, 2005 and 2004, as a percentage of total annual revenue, ranged from a high of 29.2% to a low of 22.3%.

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

Employees

As of June 30, 2006, the Company’s network consisted of nearly 5,000 real estate professionals, including a brokerage sales forces of approximately 1,500 brokers nationwide in the Company’s and its affiliates’ offices. The Company had 4,100 employees and more than 900 transaction professionals working in over 50 owned offices. The Company has access to more than 600 additional transaction professionals in over 55 affiliate offices. Nearly 2,300 employees serve as property and facilities management staff at the Company’s client-owned properties, and the Company’s clients reimburse the Company fully for their salaries and benefits. The Company considers it relationship with its employees to be good and has not experienced any interruptions of its operations as a result of labor disagreements.

Item 2.	Properties

The Company leases all of its office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of June 30, 2006, the Company leased over 600,000 square feet of office space in 56 locations under leases which expire at various dates through January 31, 2017. For those leases that are not renewable, the Company believes that there are adequate alternatives available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information, which is incorporated herein by reference.

Item 3.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

GRUBB & ELLIS COMPANY

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market and Price Information

The principal market for the Company’s common stock was the over-the-counter market (“OTC”) through June 29, 2006. As of June 30, 2006, the principal market is the New York Stock Exchange (“NYSE”). The following table sets forth the high and low sales prices of the Company’s common stock on the OTC for each quarter of the fiscal years ended June 30, 2006 and 2005.

	2006		2005
	High	Low	High	Low

First Quarter	$7.30	$5.80	$4.26	$1.55
Second Quarter	$12.05	$5.55	$5.20	$3.60
Third Quarter	$14.20	$9.04	$4.94	$4.10
Fourth Quarter	$14.50	$9.00	$7.00	$4.75

As of September 25, 2006, there were 1,050 registered holders of the Company’s common stock and 25,755,950 shares of common stock outstanding. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

No cash dividends were declared on the Company’s common stock during the fiscal years ended June 30, 2006 or 2005. Any such dividends declared and paid are restricted in amount by provisions contained in the credit agreement between the Company and various lenders to not more than 100% of Excess Cash Flow generated in the prior fiscal year, as that term is defined in the credit agreement.

Sales of Unregistered Securities

On September 21, 2005, pursuant to the Company’s 2005 Restricted Share Program for Outside Directors, the Company granted to its outside directors an aggregate of 30,032 restricted shares of the Company’s common stock which vest on September 21, 2008 and had an aggregate fair market value of $200,000 on the trading day immediately preceding the date of grant. On March 8, 2006, pursuant to an Employment Agreement dated March 8, 2005 and a Restricted Share Agreement dated March 8, 2005, the Company granted to its CEO 64,158 restricted shares of the Company’s common stock which vest in equal, annual installments of thirty-three and one-third percent (33 1/3%) on each of the first, second and third anniversaries of March 8, 2006 and had a fair market value of $750,000 on the trading day immediately preceding the date of grant. On March 10, 2006, as an inducement for an employee to accept employment with the Company and pursuant to an Employment Agreement dated March 10, 2006 and a related Restricted Share Agreement dated March 10, 2006, the Company granted to an employee 60,000 restricted shares of the Company’s common stock which vest in equal, annual installments of thirty-three and one-third percent (33 1/3%) on each of the first, second and third anniversaries of March 13, 2006 and had a fair market value of $749,400 on the trading day immediately preceding the date of grant. The issuance by the Company of restricted shares in the transactions described in this paragraph was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, as such transactions did not involve a public offering by the Company.

Equity Compensation Plan Information

The following table provides information on equity compensation plans of the Company as of June 30, 2006.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	783,522	$5.24	2,166,452
Equity compensation plans not approved by security holders	444,523	$9.88	1,388,726
Total	1,228,045	$6.92	3,555,178

Equity Compensation Plans Not Approved by Stockholders

Information regarding the Grubb & Ellis 1998 Stock Option Plan can be found in Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 6.	Selected Financial Data

Five-Year Comparison of Selected Financial and Other Data for the Company:

	For the Years Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except share data)

Total services revenue	$490,127	$463,535	$440,554	$425,946	$431,446
Net income (loss) to common stockholders	4,911	12,378	12,576	(17,902)	(15,477)
Benefit (provision) for income taxes	(2,487)	152	2,821	(2,432)	1,187
(Increase) decrease in deferred tax asset valuation allowance	1,688	5,208	7,853	(7,707)	(5,214)
Net income (loss)(1)	4,911	13,267	14,194	(16,772)	(15,477)
Net income (loss) per common share(1)
— Basic	0.41	0.82	0.83	(1.19)	(1.09)
— Diluted	0.40	0.81	0.83	(1.19)	(1.09)
Weighted average common shares
— Basic	11,965,899	15,111,898	15,097,371	15,101,625	14,147,618
— Diluted	12,314,242	15,221,982	15,101,183	15,101,625	14,147,618

(1)	Income and per share data reported on the above table reflect special charges in the amount of $3.2 million, $9.5 million, and $1.75 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Income and Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

	As of June 30,
	2006	2005	2004	2003	2002
	(in thousands, except share data)

Consolidated Balance Sheet Data:
Total assets	$94,223	$84,620	$73,715	$75,102	$90,377
Working capital	9,993	18,094	8,622	(2,723)	4,251
Long-term debt	40,000	25,000	25,000	—	36,660
Long-term debt — affiliate	—	—	—	31,300	—
Other long-term liabilities	9,826	6,628	7,551	10,323	10,396
Stockholders’ equity	11,526	24,497	14,623	255	5,866
Book value per common share	1.22	1.62	0.97	0.02	0.39
Common shares outstanding	9,579,025	15,114,871	15,097,371	15,097,371	15,028,839

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-looking Statements

This Annual Report contains statements that are forward-looking and as such are not historical facts. Rather, these statements constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future.

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

•  Risks Associated with Several Significant Changes to the Company’s Senior Management Team. In March 2005, the Company hired Mark E. Rose as its Chief Executive Officer. In October 2005, the Company hired Shelby E. Sherard as its Chief Financial Officer and, in April 2006, the Company hired Robert Z. Slaughter as its General Counsel. As a result of these recent changes in senior management, the Company’s senior officers and other key management personnel have only worked together and for the Company for a short period of time. The Company cannot assure you that they will fully integrate themselves into our business or that they will effectively manage the Company’s business affairs. The Company’s failure to assimilate the new members of management, the failure of the new members of management to perform effectively, or the loss of any of the new members of management could have a material adverse effect on the Company’s business, financial condition and the results of operations.

•  Liquidation and Dissolution of Realty Advisors, an Affiliate of the Company. The failure of Realty Advisors, an affiliate of the Company, to effect a business combination would require that entity to liquidate and dissolve, which could harm the Company because of the Company’s association with that entity. Some of the ways this could harm the Company are:

•	It could damage the Company’s reputation, because of its close association with Realty Advisors. The damage to the Company’s reputation and the resulting impact on its stock price is difficult to quantify.

•	The Company would lose its entire investment in Realty Advisors.

•	The Company would lose the opportunity to earn revenues and fees in accordance with the terms and conditions of its agreements with Realty Advisors.

•  Increased Costs Associated with the Company’s Strategic Initiatives. The Company has commenced the process of implementing its growth strategy, and as such the Company is currently continuing to institute a number of strategic initiatives, including considering future strategic acquisitions. In connection with this process the Company has begun, and in the near term will continue, to incur costs prior to realizing corresponding revenues. In addition, during this period, the Company may experience fluctuations in its revenues and net income. Additionally, there can be no assurance that any or all of the Company’s strategic initiatives will be effective. Further, even if the Company is successful in some or all of its strategic initiatives, there can be no assurance that the Company’s success will result in a substantial increase in revenues, profitability or profit margins, or that the Company will be any less immune to the cyclical and seasonal nature of the real estate business. In the event that after making the intended expenditures with respect to various strategic initiatives, the Company does not experience the efficiencies and increased profitability that it is seeking to achieve, the implementation of these initiatives, and their attendant costs, could have a material adverse effect on the Company.

•  Limitations Imposed by Senior Secured Credit Facility. The Company’s senior secured credit facility contains customary restrictions, subject to certain exceptions, on its ability to undertake certain actions. If the Company determines that it is in its best interest to undertake a restricted action, the Company will need to secure a waiver from its lenders before it can consummate such action. The Company may not be able to secure such waiver from its lenders, and thus the Company may be forced to refrain from taking such action even though the Company believes such action to be in its best interests. In addition, the $40 million available under the term loan commitment is only available for acquisitions that are approved by the Company’s lenders. If the Company does not receive approval from its lenders, it may be difficult or impossible for the Company to make an acquisition, and the Company’s business, financial condition or results of operations may be harmed.

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

•  Social, Political and Economic Risks of Doing Business in Foreign Countries. Although the Company does not currently conduct significant business outside the United States, the Company desires to expand its business to include international operations. Circumstances and developments related to international operations that could negatively affect the Company’s business, financial condition or results of operations include, but are not limited to, the following factors: difficulties and costs of staffing and managing international operations; currency restrictions, which may prevent the transfer of capital and profits to the United States; adverse foreign currency fluctuations; changes in regulatory requirements; potentially adverse tax consequences; the responsibility of complying with multiple and potentially conflicting laws; the impact of regional or country-specific business cycles and economic instability; the geographic, time zone, language and cultural differences among personnel in different areas of the world; political instability; and foreign ownership restrictions with respect to operations in certain countries.

•  Industry Competition. Part I, Item I of this Annual Report under “Industry and Competition” discusses potential risks related to competition.

•  Seasonal Revenue. Part I, Item I of this Annual Report under “Seasonality” discusses potential risks related to the seasonal nature of the Company’s business.

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

Impairment of Goodwill

On July 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company completed the transitional impairment test of goodwill as of July 1, 2002 and the annual impairment test as of June 30, 2006 and 2005, and has determined that no goodwill impairment will impact the earnings and financial position of the Company as of those dates. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. The determination of impairment under FAS 142 requires the Company to estimate the fair value of reporting units. This fair value estimation involves a number of judgmental variables, including market multiples, which may change over time.

Deferred Taxes

If necessary, the Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that the Company considers is more likely than not to be realized in future tax filings. In assessing this allowance, the Company considers future taxable earnings along with ongoing and potential tax planning strategies. Additional timing differences, future earnings trends and/or tax strategies may occur which could warrant a corresponding adjustment to the valuation allowance.

Insurance and Claim Reserves

The Company has maintained partially self-insured and deductible programs for errors and omissions, general liability, workers’ compensation and certain employee health care costs. Reserves are based upon an estimate provided by an independent actuarial firm of the aggregate of the liability for reported claims and an estimate of incurred but not reported claims.

The Company is also subject to various proceedings, lawsuits and other claims related to commission disputes and environmental, labor and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters. A determination of the amount of reserves, if any, for these contingencies is made after careful analysis of each individual issue. New developments in each matter, or changes in approach such as a change in settlement strategy in dealing with these matters, may warrant an increase or decrease in the amount of these reserves.

RESULTS OF OPERATIONS

Overview

The Company reported net income of $4.9 million for the year ended June 30, 2006, reflecting a decrease over fiscal 2005 primarily due to the Company’s investment in its growth initiatives during fiscal 2006. Also, the Company recognized an income tax provision of $2.5 million in fiscal 2006, compared with a benefit of $152,000 in fiscal 2005, primarily as a result of a $5.2 million reduction in the valuation allowance related to its deferred tax assets in fiscal 2005, compared with a $1.7 million reduction in fiscal 2006.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenue

The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s services revenue, and include fees related to both property and facilities management outsourcing as well as project management and business services.

Total services revenue of $490.1 million was recognized for fiscal year 2006 as compared to revenue of $463.5 million for the same period last year. Transaction fees increased by $27.9 million, or 10.4%, in the current fiscal period over the same period in 2005 due to continued strong investment sales activity as well as increased commissions from office and retail leasing. Management fees decreased by $1.3 million, or 0.7%, during that same period.

Costs of Services

Transaction commissions expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense increased to 62.8% for fiscal year 2006 as compared to 61.8% for the same period in 2005, although the fourth fiscal quarter reflected an overall decline in this percentage. This annual increase resulted from higher overall transaction revenue in the fiscal year as well as increased transaction production levels in certain markets in the country.

Other costs and expenses were relatively flat, as reimbursable expenses, related to salaries, wages and benefits, increased slightly by $766,000, or 0.5% in the current fiscal year over the same period in 2005 and salaries and other direct costs increased by $692,000, or 1.9%, in the current fiscal period over the same period in 2005.

General and Administrative Costs

Salaries, wages and benefits increased by $4.9 million, or 9.2%, during fiscal year 2006 compared with 2005. The increase was driven by the Company’s growth strategy and investment in key professionals to build and expand strategic offices and core services. In addition, the Company recorded non-cash stock based compensation expense of $1.4 million in fiscal 2006 as a result of implementing a new accounting pronouncement effective July 1, 2005. Selling, general and administrative expenses increased by $3.9 million, or 8.7%, for the same period due in part to expenses related to strategic investment initiatives and the relocation of the New York office described below.

Depreciation and amortization expense for fiscal year 2006 increased 34.9% to $7.7 million from $5.7 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to four years. Amortization expense relating to these contracts increased to $2.1 million from $1.4 million in the prior year. In addition, certain leasehold improvements totaling approximately $665,000 were written off during the quarter ended December 31, 2005 due to the relocation of the New York City office as described below. Finally, unamortized deferred financing fees related to the Company’s previous credit facility totaling approximately $935,000 were written off during the quarter ended June 30, 2006.

The Company has relocated its New York City operations into newly leased office space in mid-town Manhattan and, as a result, incurred additional expenses totaling approximately $1,222,000 in fiscal year 2006 when compared to the prior year. Included in these additional expenses were the write-off of unamortized leasehold improvements described above and other relocation costs totaling approximately $557,000.

Other Income and Expenses

Interest income increased during fiscal year 2006 as compared to fiscal year 2005 as both average invested funds and interest rates earned on these funds increased over the prior year.

Interest expense incurred during fiscal years 2006 and 2005 was due primarily to the Company’s term loan borrowings under the credit facility, which borrowings increased by $15.0 million in April 2006. Interest rates on loan borrowings have also risen sharply over the past twelve months, and contributed to the increase in interest expense.

Income Taxes

The Company incurred a tax provision of approximately $4.2 million in fiscal year 2006, which was partially offset by a tax benefit of approximately $1.7 million related to a reduction in the valuation allowance against the Company’s deferred tax assets. This resulted in a net tax provision of approximately $2.5 million for the 2006 fiscal year. Similarly, tax benefits recognized from reductions in the valuation allowance in fiscal year 2005 fully offset the tax provision incurred. See Note 11 of Notes to Consolidated Financial Statements for additional information.

Net Income

Net income to common stockholders for fiscal year 2006 was $4.9 million, or $0.40 per common share on a diluted basis, as compared to $12.4 million, or $0.81 per common share, for fiscal year 2005. Dividends accrued on the Series A Preferred Stock issued by the Company were $889,000 for fiscal year 2005. This preferential cumulative dividend on the Preferred Stock was eliminated in December 2004. Although revenue increased for fiscal year 2006, net income decreased by approximately $7.5 million due to incremental costs and expenses related to the Company’s investment in its growth initiatives, the relocation of the Company’s New York office and an increase in the tax provision.

Stockholders’ Equity

Total stockholders’ equity declined to $11.7 million from $24.5 million primarily as a result of the Company’s repurchase of 5,861,902 shares of its common stock in December 2005 in a privately negotiated transaction. Net income generated during the year and an increase in the value of marketable equity securities held by the Company partially offset this decrease. The book value per common share issued and outstanding decreased to $1.22 at June 30, 2006 from $1.62 at June 30, 2005.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue

Total services revenue of $463.5 million was recognized for fiscal year 2005 as compared to revenue of $440.6 million for fiscal year 2004. Transaction fees increased by $18.5 million, or 7.4%, in the current fiscal year over the same period in 2004. The Company continued to realize increased commissions from investment sales in the 2005 fiscal year, as well as growth from its corporate services business. Management services fees increased by $4.5 million, or 2.4%, during that same period due to increased reimbursed revenue related to salaries, wages and benefits, as described below. Increased facility management activity helped mitigate the loss of third party property management assignments due to property sales.

Costs of Services

As a percentage of gross transaction revenue, related commission expense increased to 61.8% for fiscal year 2005 as compared to 60.3% for the same period in 2004. The increase was due to higher overall transaction revenues as well as increased transaction production levels in certain markets in the country.

Reimbursable expenses, related to salaries, wages and benefits, increased by $4.4 million, or 3.2%, in the current fiscal year over the same period in 2004, primarily due to the staffing requirements of new facility management assignments.

Salaries and other direct costs increased by $291,000, or 0.8%, in the current fiscal year over the same period in 2004.

General and Administrative Costs

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

Other Income and Expenses

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

Income Taxes

As of June 30, 2005, the Company had gross deferred tax assets of $11.5 million, with $6.2 million of the deferred tax assets relating to net operating loss carryforwards. The Company recorded a valuation allowance for $4.4 million against the deferred tax assets as of June 30, 2005. The net income tax provision recorded in 2005 and 2004 reflects a benefit for the decrease in the valuation allowance of $5.2 million and $7.9 million, respectively. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Net Income

The net income to common stockholders for fiscal year 2005 was $12.4 million, or $0.81 per common share on a diluted basis, as compared to $12.6 million, or $0.83 per common share for fiscal year 2004. Dividends accrued on the Series A Preferred Stock issued by the Company were $889,000 in fiscal year 2005 and $1.6 million in fiscal year 2004.

Stockholders’ Equity

During fiscal year 2005, stockholders’ equity increased by $9.9 million to $24.5 million from $14.6 million at June 30, 2004, as a result of net income generated during the fiscal year. The payment of dividends totaling $3.6 million on the Series A Preferred Stock partially offset the increase. The book value per common share issued and outstanding increased to $1.62 at June 30, 2005 from $0.97 at June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2006, cash and cash equivalents decreased by $9.8 million. Cash generated by operating activities totaled $7.1 million and, along with cash reserves, was used in net investing activities of $9.1 million and net financing activities of $7.8 million. Cash used in investing activities related primarily to $6.4 million of purchases of equipment, software and leasehold improvements, which included significant costs related to the relocation of both the Company’s headquarters to downtown Chicago and the New York office, and a $2.7 million investment in Realty Advisors, an affiliate of the Company. Net financing activities related primarily to the repurchase of $23.4 million of the Company’s common stock in a privately negotiated transaction and the borrowing of an additional $15.0 million on the Company’s credit facility.

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

See Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.

In April 2006, the Company amended its credit facility with Deutsche Bank Trust Company Americas. The amended facility increased the Company’s revolving line of credit to $60.0 million, from $35.0 million, and the term loan portion of the facility to $40.0 million, from $25.0 million, for a total credit facility of $100.0 million. The new facility extended the term by approximately one year through April 2009 and provides the Company with an option to extend the term for an additional twelve months through April 2010. Under the terms of the amended credit facility, proceeds may be used for general corporate purposes, including the refinancing of the Company’s previous credit facility and funding for the Company’s growth initiatives, working capital needs and stock repurchases.

As a result of the increased term loan portion, the Company received net proceeds of approximately $10.0 million at closing, after repayment of a $4.0 million revolver borrowing, accrued interest through the closing date and fees and expenses related to the new facility. The Company paid closing costs totaling approximately $1,109,000 in connection with the amendment, which were recorded as deferred financing fees and are being amortized over the amended term of the credit facility. Unamortized deferred financing fees related to the previous facility and totaling approximately $935,000 were written off in the Company’s fiscal quarter ending June 30, 2006.

In June 2006, the Company further amended its secured credit facility. The amended facility converts the $40.0 million term loan facility to a borrowing under the $60.0 million revolving line of credit. This $40.0 million borrowing under the revolving line of credit remained outstanding at June 30, 2006 but was repaid in full during July 2006. The Company also has letters of credit issued for approximately $3.2 million, currently leaving approximately $56.8 million of the $60.0 million revolving line of credit and the $40.0 million term loan facility available for future borrowings. In the future, the $40.0 million term loan facility may only be used for acquisitions approved by the lender. The interest rate with respect to the facility was increased through March 31, 2007 and certain financial ratios and minimum EBITDA covenants required to be maintained by the Company were also amended.

In addition to the customary limitations, the amended facility now also limits the Company and its restricted subsidiaries from making cash bonus payments to new officers, employees or representatives of the Company, for each of the trailing four quarter periods and in the amounts listed below, without the approval of the lender.

For the Trailing
Four Quarters Ended	Amounts Not to Exceed
(in ‘000s)

June 30, 2006	$6,500
September 30, 2006	15,000
December 31, 2006	20,000
March 31, 2007	20,000
June 30, 2007	20,000
September 30, 2007	15,000
thereafter	7,500

The amended facility also added certain financial covenants including minimum net worth and liability requirements. The Company believes that it can meet its current working capital and liquidity needs with internally generated operating cash flow and, as necessary, borrowings under its revolving line of credit.

Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate the Company incurred on all credit facility obligations during fiscal years 2006 and 2005 was 7.75% and 5.89%, respectively.

On December 7, 2005, the Company repurchased all 5,861,902 shares of the Company’s common stock, par value $.01 per share (the “Shares”), owned by a single stockholder for a purchase price of $4.00 per share, or an aggregate purchase price of $23,447,608 in a privately negotiated transaction. The Company funded the repurchase entirely from cash generated from operations.

On October 21, 2005, Realty Advisors, an affiliate of the Company, filed a registration statement with the SEC with respect to its initial public offering, that was declared effective on March 3, 2006. Realty Advisors is a special purpose acquisition company organized by the Company to acquire one or more United States commercial real estate properties and/or assets, principally industrial and office properties. Realty Advisors sold 23,958,334 units in its initial public offering at a price of $6.00 per unit, each unit consisting of one share of common stock and two warrants. The public offering was underwritten on a firm commitment basis by Deutsche Bank Securities Inc. and Realty Advisors raised gross proceeds of approximately $143.75 million before offering expenses. Of the units sold,

1,666,667 units, for an aggregate price of $10.0 million, were sold to Kojaian Holdings, L.L.C., an entity affiliated with C. Michael Kojaian, the Company’s Chairman of the Board and also the Chairman of the Board of Realty Advisors.

The Company provided Realty Advisors with initial equity capital of $2.5 million for 5,876,069 shares of common stock and, as of the completion of the offering, the Company owned approximately 19% of the outstanding common stock of Realty Advisors. Pursuant to an agreement with Deutsche Bank Securities Inc. the Company also agreed to purchase, during the period commencing May 3, 2006 and continuing through June 28, 2006 and to the extent available, in the public marketplace, up to $3.5 million of Realty Advisor warrants in the open market if the public price per warrant was $0.70 or less. The Company agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in Realty Advisors’ public offering. In addition, the Company further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement, through August 27, 2006. As of June 30, 2006, the Company purchased approximately 395,000 warrants for an aggregate purchase price of approximately $236,000, or approximately $0.60 per warrant, excluding commissions of approximately $16,000. Pursuant to the extension of this agreement, the Company purchased approximately 4.2 million additional warrants of Realty Advisors through August 27, 2006 for an aggregate purchase price of approximately $1.9 million, or approximately $0.46 per warrant excluding commissions of approximately $170,000.

In the event Realty Advisors does not complete a transaction prior to September 2007 (subject to extension to March 2008 if Realty Advisors has entered into a letter of intent or an agreement in principal), having a value of at least 80% of its net assets at the time of the transaction,, Realty Advisors will liquidate and dissolve. The Company has waived its right to receive any proceeds in any such liquidation and dissolution. In the event the liquidation does occur, the Company will lose its entire investment in the common stock and warrants of Realty Advisors.

All of the officers of Realty Advisors are also officers of the Company. The officers and directors of Realty Advisors will not initially receive compensation from Realty Advisors; however, each of the directors of Realty Advisors received 41,670 shares from the initial shares the Company purchased.

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

Due to the Company’s current ownership position and influence over the operating and financial decisions of Realty Advisors, the Company’s investment in Realty Advisors is accounted for under the equity method, and as such, the Company’s investment cost, adjusted for its 19% ownership share of Realty Advisors’ operations, is recorded within the Company’s Consolidated Financial Statements as of June 30, 2006.

On April 28, 2006, the Company filed a registration statement on Form S-1 with the SEC with respect to its Secondary Offering, proposing to offer to sell shares of the Company’s common stock on its own behalf and on behalf of KV, an entity affiliated with the Chairman of the Board. On June 29, 2006, the Company’s registration statement was declared effective by the SEC and the Company and KV agreed to sell an aggregate of ten million shares of the Company’s common stock, five million shares each, at a public offering price of $9.50 per share. The Secondary Offering subsequently closed on July 6, 2006 pursuant to which five million shares were sold by each of the Company and KV, generating aggregate gross proceeds to the Company, after underwriting discounts, of $44,412,500. The net proceeds to the Company of the offering after payment of issuance costs will be used for working capital and other general corporate purposes, including potential acquisitions of domestic and international companies providing real estate services, hiring of employees to strengthen the Company’s presence in key markets, expanding and/or enhancing the Company’s product offerings, and other various corporate strategic initiatives. The financial results of the Secondary Offering will be reflected in the Company’s financial statements for the first fiscal quarter ending September 30, 2006.

On April 28, 2006, the Company entered into an agreement with KV to exchange all 11,725 shares of Series A-1 Preferred Stock owned by KV, which represented all of the issued and outstanding shares of the Company’s preferred stock, for (i) 11,173,925 shares of the Company’s common stock, which is the common stock equivalent that the Series A-1 Preferred Stock was entitled to receive upon liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of approximately $10,056,533 (or $0.90 per share of newly issued shares of common stock). The Preferred Stock Exchange closed simultaneously with the closing of the Secondary Offering on July 6, 2006. See Note 9 of Notes to Consolidated Financial Statements for additional information. The amount by which the fair value of the consideration transferred to KV, which totaled approximately $116.2 million, exceeded the carrying amount of the Series A-1 Preferred Stock in the Company’s financial statements, which totaled approximately $10.9 million, including issuance costs, will be classified as a preferred dividend totaling approximately $105.3 million during the first fiscal quarter of 2007, therefore reducing the amount of earnings available to common stockholders for such period. A substantial portion of this one-time dividend is related to this one-time, non-cash charge, as the cash portion of the dividend is equal to the $10,056,533 payment described above.

The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through January 31, 2017. In total, the Company’s contractual obligations, consisting only of the Company’s lease obligations as of June 30, 2006, which are due over the next five years, are as follows (in thousands):

Year Ending
June 30	Amount

2007	$15,821
2008	13,506
2009	10,935
2010	7,053
2011	3,996
Thereafter	9,168

$60,479

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Derivatives

The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of June 30, 2006, the outstanding principal balances on these debt obligations totaled $40.0 million. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the new credit agreement executed by the Company in June 2004 required the Company to enter into interest rate protection agreements to effectively cap the variable interest rate exposure on a portion of the obligations for a period of two years. The Company executed such an interest agreement with Deutsche Bank AG in July 2004, which provides for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 3.5% of the underlying notional amounts, through July 2006.

The Company amended this credit agreement in April 2006, at which time it agreed to maintain interest rate hedge agreements against the greater of i) 50 percent of all variable interest debt obligations or ii) the aggregate principal amount outstanding under the term loan facility of the credit agreement. The Company executed such agreements with Deutsche Bank AG in May 2006, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.0% of the underlying notional amounts.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Interest rate risk—Debt

The Company’s earnings are affected by changes in short term interest rates as a result of the variable interest rates incurred on the Company’s credit facility obligations. However, due to its purchase of the interest rate cap agreement described above, the effects of interest rate changes are limited. If LIBOR borrowing rates increase by 50 basis points, over the average levels incurred by the Company during fiscal 2006, the Company’s interest expense would increase, and income before income taxes would decrease, by $200,000 per annum. Comparatively, if LIBOR borrowing rates decrease by 50 basis points below the average levels incurred by the Company during fiscal 2005, the Company’s interest expense would decrease, and income before income taxes would increase, by $200,000 per annum. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost and interest rate cap agreement. They do not consider the effects that such an environment could have on the level of overall economic activity. These sensitivity analyses also assume no changes in the Company’s future or past years’ financial structure and, therefore, do not consider the repayment of the Company’s revolving credit obligation in July 2006.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006 the Company changed its method of accounting for stock-based employee compensation.

ERNST & YOUNG LLP

Chicago, Illinois
August 23, 2006

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND 2005
(In thousands, except share data)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $1,103 and $1,105 at June 30, 2006 and 2005, respectively	$16,613	$26,415
Services fees receivable, net	12,528	9,339
Other receivables	5,185	2,509
Professional service contracts, net	3,914	2,170
Prepaid and other current assets	3,442	2,656
Deferred tax assets, net	1,182	3,500

Total current assets	42,864	46,589
Noncurrent assets:
Equipment, software and leasehold improvements, net	9,908	8,189
Goodwill, net	24,763	24,763
Equity method investment	2,945	—
Professional service contracts, net	6,028	2,290
Other assets	7,715	2,789

Total assets	$94,223	$84,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,112	$4,218
Commissions payable	6,699	6,282
Accrued compensation and employee benefits	11,931	11,433
Other accrued expenses	10,129	6,562

Total current liabilities	32,871	28,495
Long-term liabilities:
Credit facility debt	40,000	25,000
Accrued claims and settlements	4,396	4,972
Other liabilities	5,430	1,656

Total liabilities	82,697	60,123

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at June 30, 2006 and 2005	11,725	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 9,579,025 and 15,114,871 shares issued and outstanding at June 30, 2006 and 2005, respectively	96	153
Additional paid-in capital	47,740	67,988
Accumulated other comprehensive income	2,450	27
Retained deficit	(50,485)	(55,396)

Total stockholders’ equity	11,526	24,497

Total liabilities and stockholders’ equity	$94,223	$84,620

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(In thousands, except share data)

	2006	2005	2004

Services revenue:
Transaction fees	$295,711	$267,810	$249,344
Management fees, including reimbursed salaries, wages and benefits	194,416	195,725	191,210

Total services revenue	490,127	463,535	440,554

Costs of services:
Transaction commissions	185,587	165,615	150,233
Reimbursable salaries, wages and benefits	143,537	142,771	138,383
Salaries, wages, benefits and other direct costs	37,364	36,672	36,381

Total costs of services	366,488	345,058	324,997
General and administrative costs:
Salaries, wages and benefits	58,463	53,562	46,639
Selling, general and administrative	48,700	44,806	45,380
Depreciation and amortization	7,748	5,742	6,736
Severance, office closure and other special charges	—	—	3,224

Total costs	481,399	449,168	426,976

Total operating income	8,728	14,367	13,578
Other income and expenses:
Interest income	1,007	406	179
Interest expense	(2,530)	(1,658)	(447)
Interest expense—affiliate	—	—	(1,937)

Income before income taxes	7,205	13,115	11,373
Benefit (provision) for income taxes	(2,487)	152	2,821

Net income before income from equity method investment	4,718	13,267	14,194
Income from equity method investment	193	—	—

Net income	4,911	13,267	14,194
Preferred stock dividends accrued	—	(889)	(1,618)

Net income to common stockholders	$4,911	$12,378	$12,576

Net income per weighted average common share outstanding:
Basic-	$0.41	$0.82	$0.83

Diluted-	$0.40	$0.81	$0.83

Weighted average common shares outstanding:
Basic-	11,965,899	15,111,898	15,097,371

Diluted-	12,314,242	15,221,982	15,101,183

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(In thousands, except share data)

					Accumulated
					Other
		Common Stock		Additional	Comprehensive	Retained	Total	Total
	Preferred	Outstanding		Paid-In-	Income	Earnings	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	(Loss)	(Deficit)	Income (Loss)	Equity

Balance as of July 1, 2003	$11,725	15,097,371	$151	$71,410	$(174)	$(82,857)		$255
Net income	—	—	—	—	—	14,194	$14,194	14,194
Change in value of cash flow hedge, net of tax		—	—	—	174	—	174	174

Total comprehensive income							$14,368

Balance as of June 30, 2004	11,725	15,097,371	151	71,410	—	(68,663)		14,623
Net exercise of employee stock options		17,500	—	50	—	—		50
Stock-based compensation expense		—	2	165	—	—		167
Payment of dividends on Series A Preferred Stock		—	—	(3,637)	—	—		(3,637)
Net income	—	—	—	—	—	13,267	$13,267	13,267
Change in value of cash flow hedge, net of tax		—	—	—	27	—	27	27

Total comprehensive income							$13,294

Balance as of June 30, 2005	11,725	15,114,871	153	67,988	27	(55,396)		24,497
Issuance of stock related to equity compensation awards		326,056	2	838	—	—		840
Stock-based compensation expense		—	—	1,390	—	—		1,390
Repurchase of common stock		(5,861,902)	(59)	(23,389)	—	—		(23,448)
Cash retained as result of excess tax benefits		—	—	913	—	—		913
Net income	—	—	—	—	—	4,911	$4,911	4,911
Change in value of cash flow hedge, net of tax		—	—	—	(108)	—	(108)	(108)
Change in value of marketable equity securities, net of tax					2,531		2,531	2,531

Total comprehensive income							$7,334

Balance as of June 30, 2006	$11,725	9,579,025	$96	$47,740	$2,450	$(50,485)		$11,526

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(in thousands, except share data)

	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$4,911	$13,267	$14,194
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investment	(193)	—	—
Decrease in deferred tax assets, net	2,388	4,708	4,853
Decrease in deferred tax asset valuation allowance	(1,688)	(5,208)	(7,853)
Depreciation and amortization expense	7,748	5,742	6,736
Stock-based compensation expense	1,390	167	—
(Decrease) increase in receivables valuation allowances	(245)	(148)	25
Accrued severance, office closure and other special charges	—	—	3,224
Payment of accrued severance	—	—	(3,235)
Payment of office closure costs	(505)	(1,273)	(998)
Funding of multi-year service contracts	(4,551)	(3,274)	(903)
(Increase) decrease in services fees and other receivables	(5,563)	2,172	395
(Increase) decrease in prepaid income taxes	(1,084)	54	419
Increase in prepaid and other assets	(3,554)	(781)	(1,588)
Increase (decrease) in accounts and commissions payable	413	(185)	3,599
Increase (decrease) in accrued compensation and employee benefits	498	2,370	(2,585)
Decrease in accrued claims and settlements	(576)	(550)	(1,851)
Increase in other liabilities	7,734	893	99

Net cash provided by operating activities	7,123	17,954	14,531

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(6,369)	(2,618)	(1,222)
Contribution to equity method investment	(2,752)	—	—
Other investing activities	—	380	125

Net cash used in investing activities	(9,121)	(2,238)	(1,097)

Cash Flows from Financing Activities:
Borrowings on credit facility debt	15,000	—	25,000
Repayment of borrowings from affiliate	—	—	(32,300)
Repayment on note payable—affiliate	—	—	(4,000)
Repurchase of common stock	(23,448)	—	—
Proceeds from issuance of common stock, net	840	50	—
Cash retained as result of excess tax benefits	913	—	—
Payment of dividends on Series A Preferred Stock	—	(3,637)	—
Deferred financing fees	(1,109)	(685)	(1,101)

Net cash used in financing activities	(7,804)	(4,272)	(12,401)

Net (decrease) increase in cash and cash equivalents	(9,802)	11,444	1,033
Cash and cash equivalents at beginning of the year	26,415	14,971	13,938

Cash and cash equivalents at end of the year, including restricted deposits of $1,103 and $1,105 in June 30, 2006 and 2005	$16,613	$26,415	$14,971

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN 46”)”. FIN 46 introduces a new consolidation model, the variable interest model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. As of June 30, 2006, the Company has no variable interests in variable interest entities that are subject to consolidation.

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

In regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts, which are to be reimbursed per the terms of the services contract, are recognized as revenue by the Company in the same period as the related expenses are incurred. This revenue totaled approximately $145.2 million, $142.8 million and $138.4 million during the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies—(Continued)

(e)	Costs and Expenses

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

In December 2004, the Financial Accounting Standards Board issued Statement 123(R) (“FAS 123(R)”) effective for fiscal years beginning after June 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards. The Company applied the new rules on accounting for stock-based compensation awards beginning in the first fiscal quarter of fiscal 2006. During the fiscal year ended June 30, 2006, the Company recognized approximately $1.4 million of stock-based compensation expense, which is included in salaries, wages, and benefit expense in the Company’s Consolidated Statements of Income.

The Company previously adopted the disclosure-only provisions of Statement 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”) and accounted for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25. Accordingly, because the exercise price of the Company’s employee stock options equaled or exceeded the fair market value of the underlying stock on the date of grant, no compensation expense was recognized by the Company. If the exercise price of an award was less than the fair market value of the underlying stock at the date of grant, the Company recognized the difference as compensation expense evenly over the vesting period of the award. Restricted stock awards were granted at the fair market value of the underlying common stock shares immediately prior to the grant date. The value of the restricted stock awards was recognized as compensation expense evenly over the vesting period of the award.

The Company, however, was required to provide pro forma disclosure as if the fair value measurement provisions of Statement 123 had been adopted. See Note 12 of Notes to Consolidated Financial Statements for additional information.

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

Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with maturities of three months or less from the date of purchase and are stated at cost. Cash and cash equivalents whose use are restricted due to various contractual constraints, the majority of which relate to the Company’s insurance policies, totaled approximately $1,103,000 and $1,105,000 as of June 30, 2006 and 2005, respectively.

Cash payments for interest were approximately $2,314,000, $1,442,000 and $2,435,000 for each of the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Cash payments for income taxes for the fiscal years ended

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies—(Continued)

June 30, 2006, 2005 and 2004 were approximately $1,973,000, $368,000 and $164,000, respectively. Cash refunds for income taxes totaling approximately $14,000, $80,000 and $398,000 were received in the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

(i)	Professional Service Contracts

The Company holds multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to four years. Amortization expense relating to these contracts of approximately $2.1 million, $1.4 million and $1.3 million was recognized in fiscal years 2006, 2005 and 2004, respectively.

(j)	Equipment, Software and Leasehold Improvements

Equipment, software and leasehold improvements are recorded at cost. Depreciation of equipment is computed using the straight-line method over their estimated useful lives ranging from three to seven years. Software costs consist of costs to purchase and develop software. Costs related to the development of internal use software are capitalized only after a determination has been made as to how the development work will be conducted. Any costs incurred in the preliminary project stage prior to this determination are expensed when incurred. Also, once the software is substantially complete and ready for its intended use, any further costs related to the software, such as training or maintenance activities, are also expensed as incurred. Amortization of the development costs of internal use software programs begins when the related software is ready for its intended use. All software costs are amortized using a straight-line method over their estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over their useful lives not to exceed the terms of the respective leases. Maintenance and repairs are charged to expense as incurred.

(k)	Goodwill

Goodwill, representing the excess of the cost over the fair value of the net tangible assets of acquired businesses, is stated at cost and was amortized prior to July 1, 2002 on a straight-line basis over estimated future periods to be benefited, which ranged from 15 to 25 years. Accumulated amortization amounted to approximately $5,815,000 at June 30, 2006 and 2005. The Company wrote-off $2.2 million of unamortized goodwill in 2004 related to the disposition of a consulting services group. See Note 16 of Notes to Consolidated Financial Statements for additional information.

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

The Company has completed the annual impairment test of goodwill as of June 30, 2006 and 2005 and has determined that no goodwill impairment impacted the earnings and financial position of the Company as of those dates.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies—(Continued)

(m)	Financial Instruments

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

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (FAS 115), requires companies to present investments in marketable equity securities and many debt securities at fair value. Marketable equity securities classified as “Trading” (if acquired and generally held for short periods to make a profit from short-term movements in market value) will recognize unrealized gains or losses within earnings for the period, while those classified as “Available for Sale” (any equity securities not classified as “Trading”) will report unrealized gains or losses in a separate component of stockholders’ equity and not include such in earnings until realized. The Company has held an investment in LoopNet, Inc. through ownership in various classes of equity securities, since 1999. Previously, the Company had recognized an impairment in the value of such investment, and recorded the write down in value in its earnings for the fiscal 2001 period. LoopNet, Inc. completed an initial public offering in June 2006, and as such the Company’s investment has changed from non-marketable to marketable in nature, and as such is being recorded pursuant to FAS 115 in its financial statements as of June 30, 2006. The Company owns the equivalent of 230,961 common shares of LoopNet, Inc. which had a market price of $18.61 per share as of June 30, 2006. The carrying value of the Company’s investment totaled approximately $4.3 million and is recorded in other long term assets, while the increase in unrealized gain on the investment totaled approximately $2.5 million (net of taxes) and is recorded within stockholders’ equity as of June 30, 2006.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies—(Continued)

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

2.	Services Fees Receivable, net

Services fees receivable at June 30, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Transaction services fees receivable	$6,022	$2,587
Management services fees receivable	6,917	7,465
Allowance for uncollectible accounts	(321)	(566)

Total	12,618	9,486
Less portion classified as current	12,528	9,339

Non-current portion (included in other assets)	$90	$147

The following is a summary of the changes in the allowance for uncollectible services fees receivable for the fiscal years ended June 30, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Balance at beginning of year	$566	$714	$689
Provision for bad debt	—	—	25
Decrease in allowance	(245)	(148)	—

Balance at end of year	$321	$566	$714

3.	Equipment, Software and Leasehold Improvements, net

Equipment, software and leasehold improvements at June 30, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Furniture, equipment and software systems	$44,296	$44,072
Leasehold improvements	5,738	6,286

Total	50,034	50,358
Less accumulated depreciation and amortization	40,126	42,169

Equipment, software and leasehold improvements, net	$9,908	$8,189

The Company wrote off approximately $6,693,000 and $805,000 of furniture and equipment during the fiscal years ended June 30, 2006 and 2005. Approximately $6,446,000 and $698,000 of accumulated depreciation and

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Equipment, Software and Leasehold Improvements, net—(Continued)

amortization expense had been recorded on these assets prior to their disposition in the fiscal years ended June 30, 2006 and 2005, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the Fiscal Year Ended June 30,
	2006	2005	2004

Basic earnings per common share:
Net income	$4,911	$13,267	$14,194
Preferred stock dividends accrued	—	(889)	(1,618)

Net income to common stockholders	$4,911	$12,378	$12,576

Weighted average common shares outstanding	11,966	15,112	15,097

Net income per common share outstanding — basic	$0.41	$0.82	$0.83

Diluted earnings per common share:
Net income	$4,911	$13,267	$14,194
Preferred stock dividends accrued	—	(889)	(1,618)

Net income to common stockholders	$4,911	$12,378	$12,576

Weighted average common shares outstanding	11,966	15,112	15,097
Effect of dilutive securities:
Stock options and restricted stock grants	348	110	4

Weighted average common shares outstanding	12,314	15,222	15,101

Net income per common share outstanding — diluted	$0.40	$0.81	$0.83

Additionally, options outstanding to purchase shares of common stock, the effect of which would be anti-dilutive, were 324,350, 1,229,652, and 1,179,023 at June 30, 2006, 2005 and 2004, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares for the respective periods.

5.	Credit Facility Debt

Effective June 11, 2004, the Company entered into a $40 million senior secured credit agreement with Deutsche Bank, which had a three-year term with a one-year extension option and was comprised of a $25 million term loan facility and a $15 million revolving credit facility. Repayment of the credit agreement was collateralized by substantially all of the Company’s assets. This new credit arrangement replaced the Company’s $27.3 million senior credit facility and $4 million subordinated loan held by Kojaian Capital, LLC and Kojaian Funding, LLC, respectively. The Company used proceeds from the $25 million term loan portion of this new credit facility, along with cash reserves of approximately $7.6 million, to pay off all of its outstanding credit obligations and closing costs which totaled $1.1 million.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Credit Facility Debt—(Continued)

In order to mitigate the risks associated with changes in the interest rate markets, the terms of the Deutsche Bank credit facility required the Company to enter into an interest rate protection agreement that effectively caps the variable interest rate exposure on a portion of its existing credit facility debt for a period of two years. The Company executed such an interest agreement with Deutsche Bank in July 2004, which provides for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 3.5% of the underlying notional amounts. The Company determined that this agreement was to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The change in value of these instruments during a reporting period is characterized as Other Comprehensive Income or Loss, and totaled approximately $108,000 of unrealized losses and $27,000 of unrealized income during fiscal 2006 and 2005, respectively.

The credit agreement also contains financial covenants related to limitations on indebtedness, acquisition, investments and dividends, and maintenance of certain financial ratios and minimum cash flow levels.

In March 2005, the Company amended its secured credit facility. Under the amended credit facility, the $25 million term loan portion of the credit facility was unchanged; however, the revolving credit line component of the credit facility was increased from $15 million to $35 million. In addition, the term of the credit facility was extended by one year, to June 2008, subject to the Company’s right to extend the term for an additional twelve months through June 2009. Other modifications to the credit facility included the elimination of any cap regarding the aggregate consideration that the Company may pay for acquisitions, the ability to repurchase up to $30 million of its Common Stock, and the elimination of all term loan amortization payments due before maturity. Other principal economic terms and conditions of the credit facility remained substantially unchanged. The Company paid closing costs totaling approximately $685,000 in connection with the amendment, of which $550,000 were recorded as deferred financing fees and will be amortized over the amended term of the agreement.

In April 2006, the Company executed an additional amendment to its secured credit facility. The amended facility increased the Company’s revolving line of credit to $60.0 million, from $35.0 million, and the term loan portion of the facility to $40.0 million, from $25.0 million, for a total credit facility of $100.0 million. The new facility extended the term by approximately one year through April 2009 and provides the Company with an option to extend the term for an additional twelve months through April 2010. Under the terms of the amended credit facility, proceeds may be used for general corporate purposes, including the refinancing of the Company’s previous credit facility and funding for the Company’s growth initiatives, working capital needs and stock repurchases.

As a result of the increased term loan portion, the Company received net proceeds of approximately $10.0 million at closing, after repayment of a $4.0 million revolver borrowing, accrued interest through the closing date and fees and expenses related to the new facility. The Company paid closing costs totaling approximately $1,109,000 in connection with the amendment, which were recorded as deferred financing fees and are being amortized over the amended term of the credit facility. Unamortized deferred financing fees related to the previous facility, and totaling approximately $935,000, were written off in the Company’s fiscal quarter ending June 30, 2006.

In June 2006, the Company further amended its secured credit facility. The amended facility converts the $40.0 million term loan facility to a borrowing under the $60.0 million revolving line of credit. This $40.0 million borrowing under the revolving line of credit remained outstanding at June 30, 2006 but was repaid in full during July 2006. The Company also has letters of credit issued for approximately $3.2 million, currently leaving approximately $56.8 million of the $60.0 million revolving line of credit and the $40.0 million term loan facility available for future borrowings. In the future, the $40.0 million term loan facility may only be used for acquisitions approved by the lender. The interest rate with respect to the facility was increased through March 31, 2007 and certain financial ratios and minimum EBITDA covenants required to be maintained by the Company were also amended. The interest rate for revolving or long-term advances under the credit facility is, at the election of the Company,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Credit Facility Debt—(Continued)

either (i) Deutsche Bank’s prime lending rate plus 2.50%, or (ii) the London interbank offered rate of major banks for deposits in U.S. dollars (LIBOR), plus 3.50%. The average interest rate incurred by the Company on the credit facility obligation during fiscal years 2006 and 2005 was 7.75% and 5.89%, respectively.

In addition to the customary limitations, the amended facility now also limits the Company and its restricted subsidiaries from making cash bonus payments to new officers, employees or representatives of the Company, for each of the trailing four quarter periods and in the amounts listed below, without the approval of the lender.

For the Trailing
Four Quarters Ended	Amounts not to Exceed
(in ‘000s)

June 30, 2006	$6,500
September 30, 2006	15,000
December 31, 2006	20,000
March 31, 2007	20,000
June 30 2007	20,000
September 30, 2007	15,000
thereafter	7,500

The amended facility also added certain financial covenants including minimum net worth and liability requirements.

6.	Credit Facility Debt—Affiliate

Kojaian Capital, LLC (the “New Lender”), an affiliated entity of the Company’s then controlling stockholder and Chairman, acquired the Company’s then existing credit agreement from the banks on June 6, 2003. Borrowings under the credit revolver portion of the facility, totaling $5.0 million, were repaid on October 31, 2003 from cash generated by the Company’s operations, while the term loan portion of the facility was repaid in conjunction with the refinancing of the Company’s credit arrangements in June 2004. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Interest on outstanding borrowings under this credit facility were based upon Bank of America’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio of the Company. The average interest rate incurred by the Company on outstanding borrowings during fiscal year 2004 was 5.5%. Direct expenses related to this facility totaled approximately $1,273,000 and were recorded as deferred financing fees and amortized over the term of the agreement. Unamortized fees totaling $317,000 were written off upon repayment of the term loan in June 2004.

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

7.	Note Payable—Affiliate

Kojaian Funding, LLC, another affiliated entity of the Company’s then controlling stockholder and Chairman, made a $4 million subordinated loan to the Company on May 9, 2003 for working capital purposes. The Company

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Note Payable — Affiliate—(Continued)

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

8.	Repurchase of Common Stock

On December 7, 2005, the Company repurchased all of the 5,861,902 shares of the Company’s common stock, par value $.01 per share (the “Shares”), owned by a single stockholder for a purchase price of $4.00 per share, or an aggregate purchase price of $23,447,608, in a privately negotiated transaction.

9.	Secondary Offering

On April 28, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), proposing to offer to sell shares of the Company’s common stock on its own behalf and on behalf of Kojaian Ventures, L.L.C. (“KV”), an entity affiliated with the Chairman of the Board (the “Secondary Offering”). On June 29, 2006, the Company’s registration statement was declared effective by the SEC and the Company and KV agreed to sell an aggregate of ten million shares of the Company’s common stock, five million shares each, at a public offering price of $9.50 per share. The Secondary Offering subsequently closed on July 6, 2006 pursuant to which five million shares were sold by each of the Company and KV, generating aggregate gross proceeds to the Company, after underwriting discounts, of $44,412,500. The financial results of the Secondary Offering will be reflected in the Company’s financial statements for the first fiscal quarter ending September 30, 2006.

10.	Preferred Stock

In December 2004, the Company entered into an agreement (the “2004 Preferred Stock Exchange Agreement”) with KV in KV’s capacity as the holder of all the Company’s issued and outstanding 11,725 shares of Series A Preferred Stock which carried a preferential cumulative dividend of 12% per annum (the “Series A Preferred Stock”). Pursuant to the 2004 Preferred Stock Exchange Agreement, the Company paid to KV all accrued and unpaid dividends with respect to the Series A Preferred Stock for the period September 19, 2002, the date of issuance of the Series A Preferred Stock, up to and through December 31, 2004. In exchange therefore, KV agreed to eliminate in its entirety, as of January 1, 2005, the 12% preferential cumulative dividend payable on the Series A Preferred Stock. Upon the closing of the transaction in January 2005, the Company delivered to KV the one time accrued dividend payment of approximately $3.6 million.

The Company and KV effected the elimination of the 12% cumulative preferred dividend with respect to the Series A Preferred Stock by an exchange of preferred securities. Accordingly, simultaneously upon the consummation of the transaction contemplated by the 2004 Preferred Stock Exchange Agreement, on January 4, 2005, KV delivered to the Company its original share certificate representing 11,725 shares of Series A Preferred Stock in exchange for a new share certificate representing 11,725 shares of a newly created Series A-1 Preferred Stock of the Company (the “Series A-1 Preferred Stock”). The Series A-1 Preferred Stock was identical in all respects to the Series A Preferred Stock except that the Series A-1 Preferred Stock did not have a cumulative preferred dividend and was only entitled to receive dividends if and when dividends were declared and paid to holders of the Company’s common stock. As was the case with the Series A Preferred Stock, the Series A-1 Preferred Stock had a preference over the Company’s common stock in the event that the Company underwent a liquidation, dissolution or certain change in control transactions. In such situations, the holder of the Series A-1 Preferred Stock would have been entitled to payment of the greater of (i) $23.5 million (twice the face value of the Series A-1 Preferred Stock) or (ii) the amount such holder would have received assuming that each share of the Series A-1 Preferred Stock equaled 953 shares of the Company’s common stock, with such share amount calculated on an “Adjusted Outstanding

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Preferred Stock—(Continued)

Basis” (as defined in the underlying documents). This preference thereby diluted the return that would otherwise have been available to the holders of the common stock of the Company had this preference not existed.

Like the Series A Preferred Stock, the Series A-1 Preferred Stock was not convertible into common stock, but nonetheless voted on an “as liquidated basis” along with the holders of common stock on all matters. Consequently, the Series A-1 Preferred Stock, like the Series A Preferred Stock, was entitled to the number of votes equal to 11,173,925 shares of common stock, or approximately 54.3% of all voting securities of the Company. In addition, as noted above, with the elimination of the preferential cumulative dividend, the Series A-1 Preferred Stock was only entitled to receive dividends if and when dividends were declared by the Company on, and paid to holders of, the Company’s common stock. The holders of the Series A-1 Preferred Stock would have received dividends, if any, based upon the number of voting common stock equivalents represented by the Series A-1 Preferred Stock. The Series A-1 Preferred Stock was not subject to redemption at the option of the holder.

On April 28, 2006, the Company entered into an agreement with KV to exchange all 11,725 shares of the Series A-1 Preferred Stock owned by KV (the “Preferred Stock Exchange”), which represented all of the issued and outstanding shares of the Company’s preferred stock, for (i) 11,173,925 shares of the Company’s common stock, which is the common stock equivalent that the Series A-1 Preferred Stock was entitled to receive upon liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of approximately $10,056,533 (or $0.90 per share of newly issued shares of common stock). The Preferred Stock Exchange closed simultaneously with the closing of the Secondary Offering on July 6, 2006. See Note 9 of Notes to Consolidated Financial Statements for additional information. The amount by which the fair value of the consideration transferred to KV, which totaled approximately $116.2 million, exceeded the carrying amount of the Series A-1 Preferred Stock in the Company’s financial statements, which totaled approximately $10.9 million, including issuance costs, will be classified as a preferred dividend totaling approximately $105.3 million during the first fiscal quarter of 2007, therefore reducing the amount of earnings available to common stockholders for such period. A substantial portion of this one-time dividend is related to this one-time, non-cash charge, as the cash portion of the dividend is equal to the $10,056,533 payment described above.

11.	Income Taxes

The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision for income taxes for the fiscal years ended June 30, 2006, 2005 and 2004, consisted of the following (in thousands):

	2006	2005	2004

Current
Federal	$3,437	$4,475	$1,371
State and local	361	1,076	150

	3,798	5,551	1,521
Deferred	(1,311)	(5,703)	(4,342)

Net provision (benefit)	$2,487	$(152)	$(2,821)

The Company recorded prepaid taxes totaling approximately $1,281,000 and $197,000 as of June 30, 2006 and 2005, respectively, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings. The Company also received net tax refunds of approximately $14,000 and $80,000 during fiscal years 2006 and 2005, respectively.

At June 30, 2006, federal income tax net operating loss carryforwards (“NOL’s”) were available to the Company in the amount of approximately $3.8 million, which expire from 2008 to 2025. Utilization of certain of

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes—(Continued)

these NOLs totaling $1.5 million is limited to approximately $960,000 per year, pursuant to Section 382 of the Internal Revenue Code relating to a prior ownership change.

The Company’s effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows for the fiscal years ended June 30:

	2006	2005	2004

Federal statutory rate	34.0%	34.0%	34.0%
State and local income taxes (net of federal tax benefits)	1.5	7.9	6.9
Meals and entertainment	7.0	2.9	2.9
Executive compensation	5.8	0.6	0.0
Change in valuation allowance	(22.8)	(39.7)	(69.0)
Other	8.1	(6.9)	0.4

Effective income tax rate	33.6%	(1.2)%	(24.8)%

The Company decreased its valuation allowance related to its deferred tax assets by approximately $1.7 million as of June 30, 2006 due to the realization of these assets and the likelihood that the Company would realize a greater portion of its remaining deferred assets in future periods. During fiscal years 2005 and 2004, the Company generated sufficient taxable income to realize a portion of its deferred tax assets and correspondingly reduced the valuation allowance by approximately $5.2 and $7.9 million, respectively.

Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax basis of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows as of June 30, 2006 and 2005 (in thousands):

	2006	2005

Deferred tax assets:
Federal NOL and credit carryforwards	$1,275	$3,586
State NOL carryforwards	2,875	2,575
Insurance reserves	2,262	2,597
Compensation and benefits	1,040	561
Rent concessions	1,417	326
Commission and fee reserves	327	510
Other	1,313	1,355

Deferred tax assets	10,509	11,510
Less valuation allowance	(2,703)	(4,391)

	7,806	7,119

Deferred tax liabilities:
Goodwill amortization	(3,639)	(2,911)
Employee advances	(1,016)	(538)
Other	(1,969)	(170)

Deferred tax liabilities	(6,624)	(3,619)

Net deferred tax assets	$1,182	$3,500

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Compensation Awards and 401(k) Plans

Restricted Stock Grants

Restricted stock award grants totaling 191,504 and 244,321 units were issued for the fiscal years ended June 30, 2006 and 2005, respectively, with weighted average market value prices at date of grant of $10.18 and $5.12, respectively. These award grants generally vest over a one to three year period. As of June 30, 2006, 382,633 units remain unvested at a weighted average grant price of $7.71. Compensation expense related to these restricted stock awards totaled approximately $722,000 and $167,000 for the fiscal years ended June 30, 2006 and 2005, respectively, and is included in salaries, wages and benefit expense in the Company’s Consolidated Statements of Income. At June 30, 2006, compensation expense not yet recognized related to these restricted stock awards totaled approximately $2.3 million and will be recognized over a weighted average period of 2 years and 3 months.

Stock Option Plans

Changes in stock options were as follows for the fiscal years ended June 30, 2006, 2005, and 2004:

	2006		2005		2004
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Stock options outstanding at the beginning of the year	1,445,152	$0.92 to $16.44	1,329,023	$0.92 to $16.44	1,601,091	$2.00 to $16.44
Granted	138,250	$5.89 to $14.20	510,000	$2.99 to $4.70	150,000	$0.92
Lapsed or canceled	(82,493)	$5.81 to $16.44	(376,371)	$3.75 to $13.50	(422,068)	$2.85 to $13.50
Exercised	(272,864)	$0.92 to $11.31	(17,500)	$2.85	—	—

Stock options outstanding at the end of the year	1,228,045	$2.00 to $14.20	1,445,152	$0.92 to $16.44	1,329,023	$0.92 to $16.44

Exercisable at end of the year	785,544		866,068		1,103,356

Additional information segregated by relative ranges of exercise prices for stock options outstanding as of June 30, 2006 is as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average
		Years	Exercise	Exercise
Exercise		Remaining	Price-Outstanding	Price-Exercisable
Price	Shares	Life	Shares	Shares

$ 2.00 to $ 4.70	571,000	8.36	4.47	4.18
$ 5.44 to $ 8.94	332,695	4.37	6.61	6.68
$11.13 to $14.20	324,350	2.52	11.53	11.27

	1,228,045

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Compensation Awards and 401(k) Plans—(Continued)

Weighted average information per share with respect to stock options for fiscal years ended June 30, 2006 and 2005 is as follows:

	2006		2005

Exercise price:
Granted	$8.75		$4.67
Lapsed or canceled	11.43		8.67
Exercised	3.08		2.85
Outstanding at June 30	6.92		6.48
Remaining life	5.74	years	6.19	years

The Company’s 1990 Amended and Restated Stock Option Plan, as amended, provides for grants of options to purchase the Company’s common stock for a total of 2.0 million shares. At June 30, 2006, 2005 and 2004, the number of shares available for the grant of options under the plan was 1,097,452, 1,179,952 and 1,029,345, respectively. Stock options under this plan may be granted at prices from 50% up to 100% of the market price per share at the dates of grant, their terms and vesting schedules of which are determined by the Board of Directors.

The Company’s 1993 Stock Option Plan for Outside Directors provides for an automatic grant of an option to purchase 10,000 shares of common stock to each newly elected independent member of the Board of Directors and an automatic grant of an option to purchase 8,000 shares at the successive four year service anniversaries of each such director. The exercise prices are set at the market price at the date of grant. The initial options expire five years from the date of grant and vest over three years from such date. The anniversary options vest over four years from the date of grant and expire ten years from such date. The plan was amended in November 1998 to increase the number of issuable shares authorized for the plan from 50,000 to 300,000 and to provide for the anniversary options. In October 2005, the Board of Directors indefinitely suspended any new grants under this plan. The number of shares available for grant was 244,000 at June 30, 2006 and at June 30, 2005 and 236,000 at June 30, 2004.

The Company’s 1998 Stock Option Plan provides for grants of options to purchase the Company’s common stock. The plan authorizes the issuance of up to 2.0 million shares, and had 1,388,726, 1,336,983, and 1,129,219 shares available for grant as of June 30, 2006, 2005 and 2004, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.

The Company’s 2000 Stock Option Plan provides for grants of options to purchase the Company’s common stock. The plan authorizes the issuance of up to 1.5 million shares, and had 825,000, 850,000 and 1,350,000 shares available for grant as of June 30, 2006, 2005 and 2004, respectively. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, the full Board of Directors.

The fair value for options granted by the Company is estimated at the date of grant using a Black-Scholes option pricing model. Pro forma information regarding net income and earnings per share was required by Statement 123, and had been determined as if the Company had accounted for options granted subsequent to July 1, 1996 and prior to July 1, 2006, and therefore included grants under the 1990 Amended and Restated Stock Option Plan, 1993 Stock Option Plan for Outside Directors, 1998 Stock Option Plan and 2000 Stock Option Plan, under the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Compensation Awards and 401(k) Plans—(Continued)

fair value method of that Statement. Weighted-average assumptions for options granted for fiscal years 2006, 2005 and 2004, respectively, are as follows:

	Pro Forma
	2006		2005		2004

Risk free interest rates	4.58%		3.99%		3.40%
Dividend yields	0%		0%		0%
Volatility factors of the expected market price of the common stock	.828		.834		.795
Weighted-average expected lives	5.00	years	5.00	years	6.00	years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted. The weighted average fair values of options granted by the Company in fiscal years 2006, 2005 and 2004 using this model were $5.98, $3.21 and $0.65, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement 123(R) (“FAS 123(R)”) effective for fiscal years beginning after June 15, 2005. FAS 123(R) requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the vesting period of the awards. The Company applied the new rules on accounting for stock-based compensation awards beginning in the first fiscal quarter of fiscal 2006. During fiscal year 2006, the Company recognized approximately $668,000 of stock-based compensation expense related to stock options, which is included in salaries, wages and benefit expense in the Company’s Consolidated Statements of Income. At June 30, 2006, compensation expense not yet recognized related to these stock option awards totaled approximately $1.4 million and will be recognized over a weighted average period of 2 years.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Compensation Awards and 401(k) Plans—(Continued)

the Company elected to adopt the fair value recognition provisions of FAS 123 in the prior fiscal years, pro forma net income and net income per share would have been as follows (in thousands):

	Pro forma
	For the Fiscal Year Ended June 30,
	2005	2004

Net income to common stockholders, as reported	$12,378	$12,576
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(164)	(172)

Pro forma net income to common stockholders	$12,214	$12,404

Net earnings per weighted average common share outstanding:
Basic—as reported	$0.82	$0.83

Basic—pro forma	$0.81	$0.82

Diluted—as reported	$0.81	$0.83

Diluted—pro forma	$0.80	$0.82

Employee Stock Purchase Plan

The Company has a 401(k) Plan covering eligible employees and provides that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company for the plans (net of forfeitures and reimbursements received pursuant to property and corporate facilities management services agreements) amounted to approximately $466,000, $583,000 and $519,000 for the plan years ended December 31, 2005, 2004 and 2003, respectively.

Stock Repurchase Plan

In February 2006, the Company’s Board of Directors authorized a common stock buyback program pursuant to which the Company may repurchase up to 15 percent of its outstanding shares of common stock as market conditions warrant over the next 12 months. The shares may be repurchased from time to time at prevailing market prices through open market transactions or privately negotiated transactions, and will be subject to restrictions related to volume, price, timing, market conditions and applicable Securities and Exchange Commission rules and regulations as well as a restriction of total repurchases pursuant to the terms of the Company’s credit agreement. As of June 30, 2006, no shares had been repurchased under this program.

13.	Related Party Transactions

The Company provides both transaction and management services to parties, which are related to principal stockholders and/or directors of the Company, primarily Kojaian affiliated entities (collectively, “Kojaian Companies”) and, prior to March 31, 2006, Archon Group, L.P. (“Archon”). In addition, the Company also paid asset management fees to the Kojaian Companies and Archon related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Related Party Transactions—(Continued)

services rendered to these and other affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Transaction fees
Kojaian Companies	$550	$485	$330
Archon	1,433	1,185	1,819

	1,983	1,670	2,149

Management fees
Kojaian Companies	8,818	9,232	10,468
Archon	923	1,842	3,613

	9,741	11,074	14,081
Less: asset management fees
Kojaian Companies	2,874	2,957	3,191
Archon	9	87	174

	6,858	8,030	10,716

Total revenue	$8,841	$9,700	$12,865

The Company entered into an employment agreement with Mark E. Rose as Chief Executive Officer effective March 8, 2005. Terms of the agreement included, among other things, i) a sign-on bonus of approximately $2.1 million, which is subject to repayment by Mr. Rose, in whole or in part, under certain circumstances as set forth in the employment agreement, ii) a guaranteed bonus of $750,000 for calendar year 2005, iii) options to purchase up to 500,000 shares of the Company’s common stock which generally vest over the three year term of the agreement, and iv) annual grants of $750,000 worth of restricted common stock during the term of the agreement, each grant having a three year vesting period from the date of grant. The Company paid the sign-on bonus to Mr. Rose as of March 31, 2005, which is being amortized to salaries, wages and benefits expense over the term of the agreement. The guaranteed bonus for 2005 was fully paid before March 1, 2006.

The Compensation Committee of the Company adopted a Long-Term Executive Cash Incentive Plan (the “Plan”) in June 2005. The Plan provides for the payment of bonuses to certain executive employees if specified financial goals for the Company are achieved for the rolling three year periods ending December 31, 2006 and 2007. As of June 30, 2006, approximately $526,000 has been accrued under this Plan, a portion of which, if earned, would be paid to the executive employees no earlier than the first calendar quarter of 2007.

14.	Commitments and Contingencies

Non-cancelable Operating Leases

The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to nine years, and sublease agreements under which the Company acts as sublessor.

The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.

Future minimum payments under non-cancelable operating leases with an initial term of one year or more, excluding any future potential operating or real estate tax expense increases, were as follows at June 30, 2006 (in thousands):

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies—(Continued)

Year Ending June 30,	Lease Obligations

2007	$15,821
2008	13,506
2009	10,935
2010	7,053
2011	3,996
Thereafter	9,168

$60,479

Lease and rental expense for the fiscal years ended June 30, 2006, 2005 and 2004 totaled $18,794,000, $17,805,000, and $20,187,000, respectively and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

Environmental

As first reported in the Company’s Form 10-Q for the period ended December 31, 2000, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. As of June 30, 2006, the Company’s share of cumulative costs to remediate and monitor this situation is estimated at approximately $1,157,000, based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. Approximately $1,074,000 of this amount has been paid as of June 30, 2006 and the remaining $83,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In October 2001, Reliance was placed in liquidation by order of the Commonwealth of Pennsylvania, which casts doubt on the recovery from Reliance of the Company’s open claims. The Company had established loss reserves for the estimated settlement costs of the claims and all of the claims have now been resolved. The Company is seeking reimbursement for the costs of defense, settlement and/or judgment in excess of the self-insured retention from the liquidator. No new significant information has been obtained for fiscal 2006. The Company is unable to estimate the probability and timing of any potential reimbursement at this time, and therefore, has not assumed any potential recoveries in establishing its reserves.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies—(Continued)

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

15.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing investments. Owners and occupiers of real estate services account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the large number of owners and occupiers and their geographic dispersion.

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

16.	Severance, Office Closure and Other Special Charges

During the fiscal year ended June 30, 2004, the Company completed the disposition of the Wadley- Donovan Group, through which the Company provided relocation and economic development consulting services. As a result of the disposition, the Company recorded a loss totaling approximately $2.4 million related primarily to the write-off of unamortized goodwill recorded when the original business was acquired in February 2002. The Company also closed certain non-performing offices and recorded additional special charges in fiscal 2004 of $855,000 related to office closure costs which consist primarily of future lease obligations of office space by the Company, net of estimated sublease income, along with related unamortized leasehold improvements. As of June 30, 2006, remaining future net lease obligations, including those which arose in prior years, totaled approximately $414,000. The cumulative amount of special charges incurred by the Company during the fiscal year ended June 30, 2004 totaled $3.2 million.

17.	Equity Method Investment

On October 21, 2005, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), an affiliate of the Company, filed a registration statement with the SEC with respect to its initial public offering, that was declared effective on March 3, 2006. Realty Advisors is a special purpose acquisition company organized by the Company to acquire one or more United States commercial real estate properties and/or assets, principally industrial and office properties. Realty Advisors sold 23,958,334 units in its initial public offering at a price of $6.00 per unit, each unit consisting of one share of common stock and two warrants. The public offering was underwritten on a firm commitment basis by Deutsche Bank Securities Inc. and Realty Advisors raised gross proceeds of approximately $143.75 million before offering expenses. Of the units sold, 1,666,667 units, for an aggregate price of $10.0 million, were sold to Kojaian Holdings, L.L.C., an entity affiliated with C. Michael Kojaian, the Company’s Chairman of the Board and also the Chairman of the Board of Realty Advisors.

The Company provided Realty Advisors with initial equity capital of $2.5 million for 5,876,069 shares of common stock and, as of the completion of the offering, the Company owned approximately 19% of the outstanding common stock of Realty Advisors. Pursuant to an agreement with Deutsche Bank Securities Inc., the Company also agreed to purchase, during the period commencing May 3, 2006 and continuing through June 28, 2006 and to the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Equity Method Investment—(Continued)

extent available, in the public marketplace, up to $3.5 million of Realty Advisor warrants in the open market if the public price per warrant was $0.70 or less. The Company agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in Realty Advisors’ public offering. In addition, the Company further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement, through August 27, 2006. As of June 30, 2006, the Company had increased its investment in Realty Advisors through the purchase of approximately 395,000 warrants for an aggregate purchase price of approximately $236,000, or approximately $0.60 per warrant, excluding commissions of approximately $16,000. Pursuant to the extension of this agreement, the Company purchased approximately 4.2 million additional warrants of Realty Advisors through August 27, 2006, for an aggregate purchase price of approximately $1.9 million, or approximately $0.46 per warrant, excluding commissions of approximately $170,000.

In the event Realty Advisors does not complete a transaction prior to September 2007 (subject to extension to March 2008 if Realty Advisors has entered into a letter of intent or an agreement in principal), having a value of at least 80% of its net assets at the time of the transaction, Realty Advisors will liquidate and dissolve. The Company has waived its right to receive any proceeds in any such liquidation and dissolution. In the event, the liquidation does occur, the Company will lose its entire investment in the common stock and warrants of Realty Advisors.

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

Due to the Company’s current ownership position and influence over the operating and financial decisions of Realty Advisors, the Company’s investment in Realty Advisors is accounted for under the equity method, and as such, the Company’s investment cost, adjusted for its 19% ownership share of Realty Advisors’ operations, is recorded within the Company’s Consolidated Financial Statements as of June 30, 2006.

18.	Segment Information

The Company has two reportable segments — Transaction Services and Management Services.

The Transaction Services segment advises buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes the Company’s national accounts groups and national affiliate program operations.

The Management Services segment provides property management and related services for owners of investment properties and facilities management services for corporate owners and occupiers.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Information—(Continued)

The fundamental distinction between the Transaction Services and Management Services segments lies in the nature of the revenue streams and related cost structures. Transaction Services generates revenue primarily on a commission or project fee basis. Therefore, the personnel responsible for providing these services are compensated primarily on a commission basis. The Management Services revenue are generated primarily by long term (one year or more) contractual fee arrangements. Therefore, the personnel responsible for delivering these services are compensated primarily on a salaried basis.

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

	Transaction	Management	Company
	Services	Services	Totals
	(Amounts in thousands)

Fiscal year ended June 30, 2006
Total Revenues	$295,711	$194,416	$490,127
EBITDA	16,787	(311)	16,476
Total Assets	74,591	14,224	88,815
Goodwill, net	18,376	6,387	24,763
Fiscal year ended June 30, 2005
Total Revenues	$267,810	$195,725	$463,535
EBITDA	19,546	563	20,109
Total Assets	65,606	15,317	80,923
Goodwill, net	18,376	6,387	24,763
Fiscal year ended June 30, 2004
Total Revenues	$249,344	$191,210	$440,554
EBITDA	22,105	1,433	23,538

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Information—(Continued)

Reconciliation of Segment EBITDA to Statements of Income (in thousands):

	Fiscal Year Ended June 30,
	2006	2005	2004

Total Segment EBITDA	$16,476	$20,109	$23,538
Less:
Depreciation & amortization	(7,748)	(5,742)	(6,736)
Special charges	—	—	(3,224)
Net interest expense	(1,523)	(1,252)	(2,205)

Income before income taxes	$7,205	$13,115	$11,373

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of June 30,
	2006	2005

Total segment assets	$88,815	$80,923
Current tax assets	1,281	197
Deferred tax assets	1,182	3,500
Equity method investment	2,945	—

Total assets	$94,223	$84,620

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Information—(Continued)

19.	Selected Quarterly Financial Data (unaudited)

	Fiscal Year Ended June 30, 2006
	(in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$120,737	$140,577	$109,237	$119,576

Operating income (loss)	$2,523	$6,878	$(3,555)	$2,882

Net income (loss) to common stockholders	$2,175	$4,991	$(2,748)	$493

Income (loss) per common share:
Basic—	$0.14	$0.37	$(0.29)	$0.05

Weighted average common shares outstanding	15,116	13,611	9,490	9,579

Diluted—	$0.14	$0.36	$(0.29)	$0.05

Weighted average common shares outstanding	15,387	13,897	9,490	9,961

EBITDA	$4,001	$9,033	$(2,098)	$5,540

Common stock market price range (high: low)	$7.30 : $5.80	$12.05 : $5.55	$14.20 : $9.04	$14.50 : $9.00

	Fiscal Year Ended June 30, 2005
	(in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$103,679	$135,580	$109,439	$114,837

Operating income (loss)	$(1,066)	$8,686	$1,393	$5,354

Net income (loss) to common stockholders	$(1,818)	$7,852	$1,094	$5,250

Income (loss) per common share:
Basic—	$(0.12)	$0.52	$0.07	$0.35

Weighted average common shares outstanding	15,103	15,115	15,115	15,115

Diluted—	$(0.12)	$0.52	$0.07	$0.34

Weighted average common shares outstanding	15,103	15,232	15,205	15,282

EBITDA	$377	$10,151	$2,787	$6,794

Common stock market price range (high: low)	$4.26 : $1.55	$5.20 : $3.60	$4.94 : $4.10	$7.00 : $4.75

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Effective as of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

GRUBB & ELLIS COMPANY

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information called for by Item 10 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Exchange Act”) no later than 120 days after the end of the 2006 fiscal year.

Item 11.	Executive Compensation

The information called for by Item 11 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2006 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information called for by Item 12 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2006 fiscal year.

Item 13.	Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2006 fiscal year.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the 2006 fiscal year.

GRUBB & ELLIS COMPANY

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are submitted herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2006 and June 30, 2005

Consolidated Statements of Income for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is contained in the Notes to Consolidated Financial Statements and therefore have been omitted.

3.	Exhibits required to be filed by Item 601 of Regulation S-K:

(3)	Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of the Registrant, as restated November 1, 1994, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.
3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).
3.3	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.4	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.5	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
3.6	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002 incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.
3.7	Certificate of Designations, Number Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.
3.8	Preferred Stock Exchange Agreement dated as of December 30, 2004 by and between the Registrant and Kojaian Ventures, LLC incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.9	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005 incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

(4)  Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Series A-1 Preferred Stock Exchange Agreement dated as of April 28, 2006 by and between the Registrant and Kojaian Ventures, LLC incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.
4.2	Registration Rights Agreement dated as of April 28, 2006 by and between the Registrant, Kojaian Ventures, LLC and Kojaian Holdings, LLC, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.
4.3	Amended and Restated Credit Agreement, dated as of April 14, 2006, entered into by and among Grubb & Ellis Company, certain of its subsidiaries (the ‘‘Guarantors”), the ‘‘Lender” (as defined therein), Deutsche Bank Securities, Inc., as sole book-running manager and sole lead arranger, Deutsche Bank Trust Company Americas, as initial swing line bank, the initial issuer of letters of credit and administrative agent for the lender parties incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on April 20, 2006.
4.4	Amended and Restated Security Agreement, dated as of April 14, 2006, by and among Grubb & Ellis Company, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the ‘‘Secured Parties” (as defined therein) incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on April 20, 2006.
4.5	First Letter Amendment to the Amended and Restated Credit Agreement, dated as of June 16, 2006, entered into by and among the Registrant, certain of its subsidiaries (the ‘‘Guarantors”), the ‘Lender‘ (as defined therein), Deutsche Bank Securities, Inc., as sole book-running manager and sole lead arranger, Deutsche Bank Trust Company Americas, as initial swing line bank, the initial issuer of letters of credit and administrative agent for the lender parties incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2006.
4.6	Registration Rights Agreement by and among the Registrant, Kojaian Ventures, L.L.C. and Kojaian Holdings L.L.C. dated as of April 28, 2006, incorporated herein by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10)	Material Contracts

10	.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.
10	.2*	Form of First Amendment to Employment Agreement entered into between Robert Osbrink and the Registrant dated as of September 7, 2005.
10	.3*	Employment Agreement, dated as of January 1, 2005, by and between Maureen A. Ehrenberg and the Registrant incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005.
10	.4*	Employment Agreement entered into on March 8, 2005, between Mark E. Rose and the Registrant, effective March 8, 2005 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.
10	.5*	Employment Agreement entered into between Shelby E. Sherard, Chief Financial Officer, and the Registrant dated October 10, 2005, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2005.

10	.6*	Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on December 19, 1997 (Registration No. 333-42741).
10	.7*	1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).
10	.8*	First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 12, 1999.
10	.9*	Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
10	.10*	First Amendment to the Grubb & Ellis 1998 Stock Option Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2000.
10	.11*	Grubb & Ellis Company 2000 Stock Option Plan, effective November 16, 2000, incorporated by herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2001.
10.12		Transition Agreement entered into as of April 1, 2003, portions of which were omitted pursuant to a request for Confidential Treatment under Rule 24(b) of the Securities Act of 1934, as amended, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 16, 2003.
10	.13*	Long-Term Executive Cash Incentive Plan of Grubb & Ellis Company adopted June 21, 2005, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2005.
10	.14*	Form of Restricted Stock Agreement by and between the Registrant and each of the Registrant’s Outside Directors dated as of September 22, 2005, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2006 (File no. 333-133659).
10.15		Series A-1 Preferred Stock Exchange Agreement by and between the Registrant and Kojaian Ventures, L.L.C. dated as of April 28, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.
10	.16*	Employment Agreement entered into on March 20, 2006, between Robert Z. Slaughter and the Registrant, effective April 17, 2006, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133659).
10	.17*	Employment Agreement entered into on April 1, 2006, between Frances P. Lewis and the Registrant.

*	Management contract or compensatory plan or arrangement.

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Powers of Attorney

(31)	Section 302 Certifications

(32)	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company
(Registrant)

/s/ Mark E. Rose Mark E. Rose Chief Executive Officer (Principal Executive Officer)	September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark E. Rose Mark E. Rose Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2006

/s/ Shelby E. Sherard Shelby E. Sherard Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2006

* R. David Anacker, Director	September 28, 2006

* Anthony G. Antone, Director	September 28, 2006

* C. Michael Kojaian, Director	September 28, 2006

* Robert J. McLaughlin, Director	September 28, 2006

* F. Joseph Moravec, Director	September 28, 2006

* Rodger D. Young, Director	September 28, 2006

/s/ Mark E. Rose
* By: Mark E. Rose, Attorney-in-Fact, pursuant to Powers Of Attorney

Grubb & Ellis Company

EXHIBIT INDEX (A)
for the fiscal year ended June 30, 2006

Exhibit

(10)	Material Contracts
10.17	Employment Agreement entered into on April 1, 2006, between Frances P. Lewis and the Registrant.
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31)	Section 302 Certifications
(32)	Section 906 Certification
(A)	Exhibits incorporated by reference are listed in Item 14(a) 3 of this Report