Form 10-Q
period 2006-09-30
GRUBB & ELLIS CO
filed 2006-11-13
CIK 216039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
25,756,950
(Number of shares outstanding of the registrant’s
common stock at November 9, 2006)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $800 and $1,103 at September 30, 2006 and June 30, 2006, respectively	$15,145	$16,613
Services fees receivable, net	11,588	12,528
Other receivables	3,163	5,185
Professional service contracts, net	4,198	3,914
Prepaid and other current assets	4,568	3,442
Deferred tax assets, net	2,256	1,182

Total current assets	40,918	42,864
Noncurrent assets:
Equipment, software and leasehold improvements, net	9,455	9,908
Goodwill, net	24,763	24,763
Investment in affiliate	4,608	2,945
Professional service contracts, net	5,748	6,028
Other assets	5,113	7,715

Total assets	$90,605	$94,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,468	$4,112
Commissions payable	6,981	6,699
Accrued compensation and employee benefits	14,486	11,931
Deferred commissions payable	3,119	1,012
Other accrued expenses	8,536	9,117

Total current liabilities	37,590	32,871
Long-term liabilities:
Credit facility debt	—	40,000
Accrued claims and settlements	4,460	4,396
Other liabilities	5,294	5,430

Total liabilities	47,344	82,697

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at June 30, 2006	—	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 25,755,950 and 9,579,025 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	258	96
Additional paid-in-capital	93,132	47,740
Accumulated other comprehensive income	1,327	2,450
Retained deficit	(51,456)	(50,485)

Total stockholders’ equity	43,261	11,526

Total liabilities and stockholders’ equity	$90,605	$94,223

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months ended
	September 30,
	2006	2005
Services revenue:
Transaction fees	$69,755	$73,133
Management fees, including reimbursed salaries, wages and benefits	47,506	47,604

Total services revenue	117,261	120,737

Costs of services:
Transaction commissions	44,151	47,073
Reimbursable salaries, wages and benefits	34,966	34,932
Salaries, wages, benefits and other direct costs	8,978	9,560

Total costs of services	88,095	91,565

General and administrative costs:
Salaries, wages and benefits	15,824	14,278
Selling, general and administrative	12,565	10,893
Depreciation and amortization	1,940	1,478

Total costs	118,424	118,214

Total operating income (loss)	(1,163)	2,523

Other income and expenses:
Interest income	321	224
Interest expense	(530)	(538)

Income (loss) before income taxes	(1,372)	2,209

Benefit (provision) for income taxes	251	(34)

Net income (loss) before income from investment in affiliate	(1,121)	2,175

Income from investment in affiliate	150	—

Net income (loss)	(971)	2,175

Preferred stock redemption	(105,267)	—

Net income (loss) to common stockholders	$(106,238)	$2,175

Net income (loss) per weighted average common share outstanding:

Basic -	$(4.30)	$0.14

Diluted -	$(4.30)	$0.14

Weighted average common shares outstanding:

Basic -	24,698,879	15,115,554

Diluted -	24,698,879	15,386,986

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(971)	$2,175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,940	1,478
Stock-based compensation expense	460	269
Increase in deferred tax assets, net	(304)	—
Income from investment in affiliate	(150)	—
Deferral of payment of services commissions	2,107	3,146
Funding of multi-year service contracts	(3,230)	(774)
(Increase) decrease in services fees and other receivables	2,910	(2,183)
(Increase) decrease in prepaid and other assets	2,259	(1,793)
Increase (decrease) in accounts and commissions payable	638	(1,301)
Increase in accrued compensation and employee benefits	2,555	2,235
Increase (decrease) in other liabilities	(521)	3,023
Other operating activities	155	(257)

Net cash provided by operating activities	7,848	6,018

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(572)	(586)
Purchase of marketable equity securities — affiliate	(2,112)	—
Other investing activities	—	163

Net cash used in investing activities	(2,684)	(423)

Cash Flows from Financing Activities:
Proceeds from public offering, net of underwriting discounts	44,413	—
Payment of offering expenses	(1,004)	—
Payment on redemption of preferred stock	(10,057)	—
Repayment of borrowings on credit facility debt	(40,000)	—
Other financing activities	16	16

Cash provided by (used in) financing activities	(6,632)	16

Net increase (decrease) in cash and cash equivalents	(1,468)	5,611

Cash and cash equivalents at beginning of period	16,613	26,415

Cash and cash equivalents at end of period, including restricted deposits of $800 and $1,105 at September 30, 2006 and 2005, respectively	$15,145	$32,026

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
1. Interim Period Reporting
The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries (collectively, the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
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
Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be achieved in future periods.
2. Total Comprehensive Income (Loss)
Interest Rate Protection Agreement
The Company entered into an interest rate protection agreement that effectively capped the variable interest rate exposure on a portion of its then existing credit facility debt for a period of two years. The Company determined that this agreement was to be characterized as “effective” under the definitions included within Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).
Prior to the repayment of the credit facility debt in July 2006, the change in value of these instruments during a reporting period was characterized as Other Comprehensive Income or Loss, and totaled approximately $60,000 of unrealized loss and approximately $21,000 of unrealized income during the three months ended September 30, 2006 and 2005, respectively. Subsequent to the repayment of the credit facility debt in July 2006, the Company concluded that the interest rate protection agreement could no longer be determined effective under the provisions of FAS 133 and therefore the amount included in Accumulated Other Comprehensive Income (Loss) which totaled approximately $140,000 was reclassified to earnings as an increase to interest expense. All subsequent changes to the fair value of the interest rate protection agreement are recorded as an adjustment to interest expense in the applicable reporting period.
Investment in Marketable Equity Securities
The Company owns the equivalent of 230,961 common shares of LoopNet, Inc. which had a market price of $18.61 per share as of June 30, 2006, and classifies the investment as marketable equity securities available

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
2. Total Comprehensive Income (Loss) (Continued)
for sale. As such, the carrying value of the Company’s investment totaled approximately $4.3 million at June 30, 2006 and was recorded in other long term assets, with an unrealized gain on the investment totaling approximately $2.5 million (net of taxes) recorded within stockholders’ equity as of June 30, 2006. At September 30, 2006, the market price of the common shares of LoopNet, Inc. was $12.66 per share which reduced the carrying value of the Company’s investment to approximately $2.9 million. This resulted in an unrealized loss on the investment for the quarter ended September 30, 2006 totaling approximately $838,000 (net of taxes), which is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity as of September 30, 2006.
The Company also purchased approximately 4.6 million warrants of Grubb & Ellis Realty Advisors for a cumulative cost of approximately $2.4 million as of September 30, 2006. The market price of these warrants was $0.38 per warrant as of September 30, 2006 resulting in an unrealized loss on the investment totaling approximately $365,000 (net of taxes) for the quarter then ended. This unrealized loss is included in Accumulated Other Comprehensive Income within stockholders’ equity as of September 30, 2006. The Company’s carrying value of the investment is included in investment in affiliate along with the Company’s investment in Realty Advisors’ common stock. See Note 8 for additional information.
Total Comprehensive Income (Loss)
The results of the above transactions, along with the Company’s net income (loss) for the quarters ended September 30, 2006 and 2005, resulted in Total Comprehensive Income (Loss) for the quarters then ended as follows (in ‘000s):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
Net income (loss) for the period	$(971)	$2,175

Net change in fair value of derivatives	80	21
Decrease in fair value of Loopnet common stock	(838)	—
Decrease in fair value of Realty Advisors warrants	(365)	—

Total Comprehensive Income (Loss) for the period	$(2,094)	$2,196

3. Income Taxes
The (provision) benefit for income taxes for the three months ended September 30, 2006 and 2005 is as follows (in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
3. Income Taxes (Continued)

	For the three months ended
	September 30,
	2006	2005
Current (provision) benefit	$492	$(1,170)
Deferred (provision) benefit	—	51
(Increase) decrease in valuation allowance	(241)	1,085

	$251	$(34)

The Company recorded prepaid taxes totaling approximately $1,257,000 and $1,281,000 as of September 30, 2006 and June 30, 2006, respectively, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings. The Company also received net tax refunds of approximately $8,000 during the quarter ended September 30, 2005.
The Company increased its net deferred tax assets by approximately $1,081,000 during the quarter ended September 30, 2006 primarily due to net operating loss carryforwards that were generated during the period and a decrease in the fair market value of the marketable equity securities available for sale. The Company increased its valuation allowance related to its deferred tax assets by approximately $241,000 due to the likelihood that the Company would realize only a portion of the deferred assets generated during the quarter in future periods. During the quarter ended September 30, 2005, the Company generated sufficient taxable income to realize a portion of its deferred tax assets and correspondingly reduced the valuation allowance by approximately $1.1 million.
4. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the three months ended
	September 30,
	2006	2005
Net income (loss) common stockholders	$(106,238)	$2,175

Basic earnings per common share:

Weighted average common shares outstanding	24,699	15,116

Net income (loss) per common share – basic	$(4.30)	$0.14

Diluted earnings per common share:

Weighted average common shares outstanding	24,699	15,116
Effect of dilutive securities:
Stock options and restricted stock grants	—	271

Weighted average dilutive common shares outstanding	24,699	15,387

Net income (loss) per common share – diluted	$(4.30)	$0.14

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
4. Earnings Per Common Share (Continued)
Additionally, options to purchase shares of common stock, the effect of which would be anti-dilutive, totaled approximately 577,000 and 442,000 for the quarters ended September 30, 2006 and 2005, respectively. These options were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.
5. Segment Information
The Company has two reportable segments – Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) that include an allocation of certain corporate level administrative expenses (amounts in thousands).

	Transaction	Management	Segment
	Services	Services	Totals
Three months ended September 30, 2006
Total revenue	$69,755	$47,506	$117,261
EBITDA	965	(188)	777
Total assets as of September 30, 2006	68,330	14,154	82,484
Goodwill, net	18,376	6,387	24,763

Three months ended September 30, 2005
Total revenue	$73,133	$47,604	$120,737
EBITDA	4,478	(477)	4,001
Total assets as of September 30, 2005	76,137	14,220	90,357
Goodwill, net	18,376	6,387	24,763
Reconciliation of Segment EBITDA to Income (Loss) Before Income Taxes:

	Three Months Ended September 30
	2006	2005
Total segment EBITDA	$777	$4,001
Less:
Depreciation & amortization	(1,940)	(1,478)
Net interest expense	(209)	(314)

Income (loss) before income taxes	$(1,372)	$2,209

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of September 30,
	2006	2005
Total segment assets	$82,484	$90,357
Current tax assets	1,257	203
Deferred tax assets	2,256	3,500
Investment in affiliate	4,608	—

Total assets	$90,605	$94,060

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
6. Stockholders’ Equity Transactions
Secondary Offering:
On April 28, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), proposing to offer to sell shares of the Company’s common stock on its own behalf and on behalf of Kojaian Ventures, L.L.C. (“KV”), an entity affiliated with the Chairman of the Board (the “Secondary Offering”). On June 29, 2006, the Company’s registration statement was declared effective by the SEC and the Company and KV agreed to sell an aggregate of ten million shares of the Company’s common stock, five million shares each, at a public offering price of $9.50 per share. The Secondary Offering subsequently closed on July 6, 2006 pursuant to which five million shares were sold by each of the Company and KV, generating aggregate gross proceeds to the Company, after underwriting discounts, of $44,412,500. The Company incurred additional costs and expenses related to the offering totaling approximately $1,004,000.
Preferred Stock:
On April 28, 2006, the Company entered into an agreement with KV to exchange all 11,725 shares of the Series A-1 Preferred Stock owned by KV (the “Preferred Stock Exchange”), which represented all of the issued and outstanding shares of the Company’s preferred stock, for (i) 11,173,925 shares of the Company’s common stock, which is the common stock equivalent that the Series A-1 Preferred Stock was entitled to receive upon liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of approximately $10,057,000 (or $0.90 per share of newly issued shares of common stock). The Preferred Stock Exchange closed simultaneously with the closing of the Secondary Offering on July 6, 2006. The amount by which the fair value of the consideration transferred to KV, which totaled approximately $116.2 million, exceeded the carrying amount of the Series A-1 Preferred Stock in the Company’s financial statements, which totaled approximately $10.9 million, including issuance costs, was recorded as a charge to earnings totaling approximately $105.3 million, therefore reducing the amount of earnings available to common stockholders for such period. A substantial portion of this amount is related to a one-time, non-cash charge totaling approximately $95.2 million, as the cash portion of the amount is equal to the $10,057,000 payment

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
6. Stockholders’ Equity Transactions (Continued)
described above.
Stockholders’ Equity:
The impact on the Company’s stockholders’ equity resulting from the transactions described above, as well as other activity of the Company during the three months ended September 30, 2006, is in the table below (in ‘000s)

				Accumulated
				Other Comp-
			Additional	rehensive	Retained	Total
	Preferred	Common	Paid-In-	Income	Earnings	Stockholders’
	Stock	Stock	Capital	(Loss)	(Deficit	Equity
Balance as of June 30, 2006	$11,725	$96	$47,740	$2,450	$(50,485)	$11,526

Preferred stock exchange:

Issuance of common stock at fair value of $9.50 per share		112	106,041			106,153

Retirement of preferred stock	(11,725)		783			(10,942)

Preferred stock redemption			(105,267)			(105,267)

Issuance of common stock, net of offering expenses		50	43,359			43,409

Net loss for the quarter ended September 30, 2006					(971)	(971)

Other activity			476	(1,123)		(647)

Balance as of September 30, 2006	$—	$258	$93,132	$1,327	$(51,456)	$43,261

7. Commitments and Contingencies
Environmental:
As first reported in the Company’s Form 10-Q for the period ended December 31, 2000 and subsequently updated in its Form 10-K for the year ended June 30, 2006, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. As of September 30, 2006, the Company’s share of

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
7. Commitments and Contingencies (Continued)
cumulative costs to remediate and monitor this situation is estimated at approximately $1,157,000 based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. Approximately $1,126,000 of this amount has been paid as of September 30, 2006 and the remaining $31,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
8. Investment in Affiliate
On October 21, 2005, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), an affiliate of the Company, filed a registration statement with the SEC with respect to its initial public offering that was declared effective on March 3, 2006. The Company provided Realty Advisors with initial equity capital of $2.5 million for 5,876,069 shares of common stock and, as of the completion of the offering, the Company owned approximately 19% of the outstanding common stock of Realty Advisors. Pursuant to an agreement with Deutsche Bank Securities Inc., the Company also agreed to purchase, during the period commencing May 3, 2006 and continuing through June 28, 2006 and to the extent available, in the public marketplace, up to $3.5 million of Realty Advisors’ warrants in the open market if the public price per warrant was $0.70 or less. The Company agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in Realty Advisors’ public offering. In addition, the Company further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement, through August 27, 2006. Pursuant to this warrant purchase program, the Company purchased an aggregate of approximately 4.6 million warrants of Realty Advisors through August 27, 2006, for an aggregate purchase price of approximately $2.2 million, or approximately $0.47 per warrant, excluding commissions of approximately $186,000. See Note 2 for additional information.
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
Due to the Company’s current ownership position and influence over the operating and financial decisions of Realty Advisors, the Company’s investment in Realty Advisors is accounted for under the equity method, and as such, the Company’s investment cost, adjusted for its 19% ownership share of Realty Advisors’ operations, is recorded within the Company’s Condensed Consolidated Financial Statements as of September 30, 2006.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
9. Subsequent Event
The Company entered into an agreement on October 24, 2006 that gives the Company the right to purchase an office building located in Dallas, Texas, for a purchase price of approximately $20.4 million. The Company, at its discretion and without penalty, at any time during the initial 45 day period of the agreement, may elect to terminate the agreement for any reason and not proceed with the purchase. Should the Company choose to move forward with the purchase, its closing would be expected to occur within 75 days after the date of the agreement and would be subject to customary closing conditions.
The Company’s current intention is to acquire the property and hold it for sale to Realty Advisors. The Company and Realty Advisors, however, do not have any current arrangement or agreement with respect to the property and Realty Advisors does not, and prior to the Company’s purchase of the property, will not, have any obligation to purchase the property from the Company. Any subsequent acquisition by Realty Advisors of the property would be subject to the prior approval of both Realty Advisors’ board of directors and its stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company’s debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company’s ability to implement, and the success of, new initiatives and investments, including expansion into new specialty areas and integration of the Company’s business units, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed on September 28, 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A discussion of the Company’s critical accounting policies, which include revenue recognition, impairment of goodwill, deferred taxes and insurance and claims reserves, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes to these policies in fiscal 2007.
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
Services revenue in any given quarter during the three fiscal year period ended June 30, 2006, as a percentage of total annual services revenue, ranged from a high of 29.2% to a low of 22.3%, with services revenue earned in the first quarters of each of the last three fiscal years ranging from 22.4% to 24.6%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.
Total services revenue of $117.3 million was recognized for the three months ended September 30, 2006 as compared to revenue of $120.7 million for the same period last year. Transaction fees decreased by $3.4 million, or 4.6%, in the current fiscal period over the same period in 2005. The decline resulted from strategic changes in key major markets and revenue producing personnel, declines in the eastern portion of the Midwest where the Company has leadership positions, and a few isolated offices that produced significant performance in the last year’s first fiscal quarter, resulting in difficult year over year comparisons. Management fees decreased slightly by $98,000, or 0.2%, during that same period.
Costs of Services
Transaction commission expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense decreased to 63.3% for the quarter ended September 30, 2006 as compared to 64.4% for the same period in 2005 due in part to an initiative launched in January 2006 to bring compensation costs in line with the market .
Other costs and expenses were also lower, as reimbursable expenses, related to salaries, wages and benefits, increased slightly by $34,000, or 0.1% in the current fiscal period over the same period in 2005, while salaries and other direct costs decreased by $582,000, or 6.1%, over the same periods.
General and Administrative Costs
Salaries, wages and benefits increased by $1.5 million, or 10.8%, during the quarter ended September 30, 2006 as compared to September 30, 2005. This increase was driven by the Company’s growth strategy and investment in key professionals to build and expand strategic offices and core services. Selling, general and administrative expenses increased by $1.7 million, or 15.3%, for the same period.
Depreciation and amortization expense for the quarter ended September 30, 2006 increased 31.3% to $1.9 million from $1.5 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to four years. Amortization expense relating to these contracts increased to $913,000 from $418,000 for the quarter ended September 30, 2006 as compared to the same period in the prior year, as a result of signing new professionals as part of the Company’s growth strategy.
Other Income and Expenses
Interest income increased during the quarter ended September 30, 2006 as compared to the same period in the prior year as both average invested funds and interest rates earned on these funds increased over the prior year.
Interest expense incurred during the quarters ended September 30, 2006 and 2005 was due primarily to the Company’s term loan borrowings under the credit facility, which borrowings increased by $15.0 million in April 2006 before being repaid in full in late July 2006. Interest expense incurred during the quarter ended September 30, 2006 also included the change in value of the interest rate protection agreement. See Note 2 of Notes to Condensed Financial Statements for additional information.

Income Taxes
The Company recorded a current tax benefit of approximately $492,000 for the quarter ended September 30, 2006, which was partially offset by an increase of approximately $241,000 in the valuation allowance against the Company’s deferred tax assets. This resulted in a net benefit of approximately $251,000 for the quarter ended September 30, 2006. Conversely, tax benefits recognized from reductions in the valuation allowance during the same period in 2005 offset a majority of the tax provision incurred. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
Net Income (Loss)
The net loss to common stockholders for the quarter ended September 30, 2006 was $106.2 million, or $(4.30) per common share on a diluted basis, as compared to a net income of $2.2 million, or $0.14 per common share, for the same period in the prior fiscal year. A one-time charge totaling $105.3, or $4.26 per common share, related to the exchange of the Company’s preferred stock, significantly increased the amount of loss to common stockholders during the quarter ended September 30, 2006. See Note 6 of Notes to Condensed Financial Statements for additional information.
Stockholders’ Equity
Total stockholders’ equity increased from $11.5 million to $43.6 million primarily as a result of the Company’s secondary offering completed in July 2006. See Note 6 of Notes to Condensed Financial Statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
For the three months ended September 30, 2006, cash and cash equivalents decreased by $1.5 million. Cash generated from operating activities totaled $7.8 million and, along with cash reserves, was used to fund net investing activities of $2.7 million and net financing activities of $6.6 million. Cash used in investing activities related primarily to purchases of $2.1 million of additional warrants of Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”) and to purchases of $572,000 of equipment, software and leasehold improvements. Net financing activities included the receipt of approximately $43.4 million of net proceeds from the secondary offering, the payment of $10.1 million in connection with the exchange of the Series A-1 Preferred Stock, and the repayment of the $40.0 million outstanding credit facility debt.
See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.
In late July 2006, the Company repaid the $40.0 million borrowing that was outstanding under the revolving line of credit as of June 30, 2006. Currently, the Company has letters of credit issued for approximately $4.0 million, leaving approximately $56.0 million of the $60.0 million revolving line of credit and the entire $40.0 million term loan facility available for future borrowings. The $40.0 million term loan facility, however, may only be used for acquisitions approved by the lender. The Company believes that it can meet its working capital needs with internally generated operating cash flow and, as necessary, borrowings under its secured credit facility.
Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate the Company incurred on all credit facility obligations during the fiscal quarters ended September 30, 2006 and 2005 was 7.93% and 7.04%, respectively.

Pursuant to an agreement with Deutsche Bank Securities Inc. the Company agreed to purchase, during the period commencing May 3, 2006 and continuing through June 28, 2006 and to the extent available, in the public marketplace, up to $3.5 million of Realty Advisors warrants in the open market if the public price per warrant was $0.70 or less. The Company agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in Realty Advisors’ public offering. In addition, the Company further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement, through August 27, 2006. Pursuant to this warrant purchase program, the Company purchased an aggregate of approximately 4.6 million warrants of Realty Advisors through August 27, 2006 for an aggregate purchase price of approximately $2.2 million, or approximately $0.47 per warrant excluding commissions of approximately $186,000.
On April 28, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), proposing to offer to sell shares of the Company’s common stock on its own behalf and on behalf of Kojaian Ventures, L.L.C. (“KV”), an entity affiliated with the Chairman of the Board (the “Secondary Offering”). On June 29, 2006, the Company’s registration statement was declared effective by the SEC and the Company and KV agreed to sell an aggregate of ten million shares of the Company’s common stock, five million shares each, at a public offering price of $9.50 per share. The Secondary Offering subsequently closed on July 6, 2006 pursuant to which five million shares were sold by each of the Company and KV, generating aggregate gross proceeds to the Company, after underwriting discounts, of $44,412,500. The Company incurred additional costs and expenses related to the offering totaling approximately $1,004,000.
On April 28, 2006, the Company entered into an agreement with KV to exchange all 11,725 shares of the Series A-1 Preferred Stock owned by KV (the “Preferred Stock Exchange”), which represented all of the issued and outstanding shares of the Company’s preferred stock, for (i) 11,173,925 shares of the Company’s common stock, which is the common stock equivalent that the Series A-1 Preferred Stock was entitled to receive upon liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of approximately $10,057,000 (or $0.90 per share of newly issued shares of common stock). The Preferred Stock Exchange closed simultaneously with the closing of the Secondary Offering on July 6, 2006. The amount by which the fair value of the consideration transferred to KV, which totaled approximately $116.2 million, exceeded the carrying amount of the Series A-1 Preferred Stock in the Company’s financial statements, which totaled approximately $10.9 million, including issuance costs, was recorded as a charge to earnings totaling approximately $105.3 million, therefore reducing the amount of earnings available to common stockholders for such period. A substantial portion of this amount is related to a one-time, non-cash charge totaling approximately $95.2 million, as the cash portion of the amount is equal to the $10,057,000 payment described above.
The payment of certain transaction commission expenses owed to Company professionals has historically been deferred until the calendar year following the year in which they were earned. These commissions have accumulated in past years to fairly significant amounts by the end of the respective calendar year. At September 30, 2006, these deferred commissions totaled approximately $3.1 million, or an increase of approximately $2.1 million during the three month period then ended.
The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through January 2017. In total, the Company’s contractual obligations, consisting only of the Company’s lease obligations as of June 30, 2006, which are due over the next five years, are as follows (in thousands):

Year Ending
June 30	Amount
2007	$15,821
2008	13,506
2009	10,935
2010	7,053
2011	3,996
Thereafter	9,168

$60,479

The Company entered into an agreement on October 24, 2006 that gives the Company the right to purchase an office building located in Dallas, Texas, for a purchase price of approximately $20.4 million. The Company, at its discretion and without penalty, at any time during the initial 45 day period of the agreement, may elect to terminate the agreement for any reason and not proceed with the purchase. Should the Company choose to move forward with the purchase, its closing would be expected to occur within 75 days after the date of the agreement and would be subject to customary closing conditions.
The Company’s current intention is to acquire the property and hold it for future sale to Realty Advisors. The Company and Realty Advisors, however, do not have any current arrangement or agreement with respect to the property and Realty Advisors does not, and prior to the Company’s purchase of the property will not, have any obligation to purchase the property from the Company. Any subsequent acquisition by Realty Advisors of the property would be subject to the prior approval of both Realty Advisors’ board of directors and its stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk — Derivatives
The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of September 30, 2006, there were no outstanding principal balances on these debt obligations. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the amended credit agreement executed by the Company in April 2006 required the Company to maintain interest rate hedge agreements against the greater of i) 50 percent of all variable interest debt obligations or ii) the aggregate principal amount outstanding under the term loan facility of the credit agreement. The Company executed such agreements with Deutsche Bank AG in May 2006, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.0% of the underlying notional amounts.
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.
Item 4. Controls and Procedures
Effective as of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 2, 3, 4 and 5 are not applicable
for the quarter ended September 30, 2006)

Item 1. Legal Proceedings
The disclosure called for by Item 1 is incorporated by reference to Note 7 of Notes to Condensed Consolidated Financial Statements.
Item 6. Exhibits
(a)	Exhibits

(31)	Section 302 Certifications

(32)	Section 906 Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)

Date: November 13, 2006	/s/ Shelby E. Sherard

Shelby E. Sherard
Chief Financial Officer

Grubb & Ellis Company
EXHIBIT INDEX
for the quarter ended September 30, 2006
Exhibit
(31)	Section 302 Certifications

(32)	Section 906 Certification