Form 10-Q
period 2006-12-31
GRUBB & ELLIS CO
filed 2007-02-14
CIK 216039

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Yes ☐ No ☑
25,808,950

(Number of shares outstanding of the registrant’s
common stock at February 9, 2007)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $800 and $1,103 at December 31, 2006 and June 30, 2006, respectively	$37,732	$16,613
Services fees receivable, net	16,959	12,528
Other receivables	4,309	5,185
Professional service contracts, net	5,475	3,914
Prepaid and other current assets	5,120	3,442
Deferred tax assets, net	1,736	1,182

Total current assets	71,331	42,864
Noncurrent assets:
Equipment, software and leasehold improvements, net	10,271	9,908
Goodwill, net	24,763	24,763
Investment in affiliate	4,266	2,945
Professional service contracts, net	8,552	6,028
Other assets	2,156	7,715

Total assets	$121,339	$94,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,273	$4,112
Commissions payable	15,767	6,699
Accrued compensation and employee benefits	17,911	11,931
Deferred commissions payable	11,428	1,012
Other accrued expenses	11,912	9,117

Total current liabilities	62,291	32,871
Long-term liabilities:
Credit facility debt	—	40,000
Accrued claims and settlements	4,993	4,396
Other liabilities	5,862	5,430

Total liabilities	73,146	82,697

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at June 30, 2006	—	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 25,808,950 and 9,579,025 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	258	96
Additional paid-in-capital	94,009	47,740
Accumulated other comprehensive income	(677)	2,450
Retained deficit	(45,397)	(50,485)

Total stockholders’ equity	48,193	11,526

Total liabilities and stockholders’ equity	$121,339	$94,223

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Services revenue:
Transaction fees	$93,838	$91,602	$163,593	$164,735
Management fees, including reimbursed salaries, wages and benefits	51,989	48,975	99,495	96,579

Total services revenue	145,827	140,577	263,088	261,314

Costs of services:
Transaction commissions	60,880	59,962	105,031	107,035
Reimbursable salaries, wages and benefits	37,706	36,770	72,672	71,702
Salaries, wages, benefits and other direct costs	10,001	9,497	18,979	19,057

Total costs of services	108,587	106,229	196,682	197,794

General and administrative costs:
Salaries, wages and benefits	15,346	13,048	31,170	27,326
Selling, general and administrative	13,818	12,267	26,383	23,160
Depreciation and amortization	2,048	2,155	3,988	3,633

Total costs	139,799	133,699	258,223	251,913

Total operating income	6,028	6,878	4,865	9,401

Other income and expenses:
Gain on sale of marketable equity securities available for sale	3,765	—	3,765	—
Interest income	271	338	592	562
Interest expense	(170)	(564)	(700)	(1,102)

Income before income taxes	9,894	6,652	8,522	8,861

Provision for income taxes	(4,004)	(1,661)	(3,753)	(1,695)

Net income before income from investment in affiliate	5,890	4,991	4,769	7,166

Income from investment in affiliate	169	—	319	—

Net income	6,059	4,991	5,088	7,166

Preferred stock redemption	—	—	(105,267)	—

Net income (loss) to common stockholders	$6,059	$4,991	$(100,179)	$7,166

Net income (loss) per weighted average common share outstanding:

Basic -	$0.24	$0.37	$(3.97)	$0.50

Diluted -	$0.23	$0.36	$(3.97)	$0.49

Weighted average common shares outstanding:

Basic -	25,780,470	13,610,951	25,239,674	14,363,252

Diluted -	26,087,406	13,896,548	25,239,674	14,641,767

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	December 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$5,088	$7,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,988	3,633
Stock-based compensation expense	921	568
Gain on sale on marketable equity securities available for sale	(3,765)	—
Decrease in deferred tax assets, net	1,497	1,211
Income from investment in affiliate	(319)	—
Deferral of payment of services commissions	10,416	18,572
Funding of multi-year service contracts	(6,015)	(1,184)
Increase in services fees and other receivables	(3,579)	(6,388)
Increase in prepaid and other assets	(745)	(3,891)
Increase in accounts and commissions payable	10,229	3,519
Increase in accrued compensation and employee benefits	5,980	4,372
Increase in other liabilities	3,437	3,785
Other operating activities	664	(563)

Net cash provided by operating activities	27,797	30,800

Cash Flows from Investing Activities:
Purchases of equipment, software and leasehold improvements	(2,355)	(1,988)
Purchase of marketable equity securities — affiliate	(2,112)	—
Proceeds from sale of marketable equity securities	3,915	—
Other investing activities	90	411

Net cash used in investing activities	(462)	(1,577)

Cash Flows from Financing Activities:
Proceeds from public offering, net of underwriting discounts	44,413	—
Payment of offering expenses	(1,004)	—
Payment on redemption of preferred stock	(10,057)	—
Repayment of borrowings on credit facility debt	(40,000)	—
Cash retained as result of excess tax benefits	105	—
Repurchase of common stock	—	(23,448)
Other financing activities	327	215

Net cash used in financing activities	(6,216)	(23,233)

Net increase in cash and cash equivalents	21,119	5,990

Cash and cash equivalents at beginning of period	16,613	26,415

Cash and cash equivalents at end of period, including restricted deposits of $800 and $1,102 at December 31, 2006 and 2005, respectively	$37,732	$32,405

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
Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be achieved in future periods.
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
Prior to the repayment of the credit facility debt in July 2006, the change in value of these instruments during a reporting period was characterized as Other Comprehensive Income or Loss, and totaled approximately $60,000 of unrealized loss and approximately $28,000 of unrealized income during the six months ended December 31, 2006 and 2005, respectively. Subsequent to the repayment of the credit facility debt in July 2006, the Company concluded that the interest rate protection agreement could no longer be determined effective under the provisions of FAS 133 and therefore the amount included in Accumulated Other Comprehensive Income (Loss), which totaled approximately $140,000, was reclassified as an increase to interest expense. All subsequent changes to the fair value of the interest rate protection agreement are recorded as an adjustment to interest expense in the applicable reporting period.
Investment in Marketable Equity Securities
The Company records its investment in common shares of LoopNet, Inc. as marketable equity securities

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
2. Total Comprehensive Income (Loss) (Continued)
available for sale with the carrying value of the investment recorded at the shares’ fair market value which totaled approximately $4.3 million at June 30, 2006. The investment is classified in other long term assets, with an unrealized gain on the investment totaling approximately $2.5 million (net of taxes) recorded within stockholders’ equity as of June 30, 2006. At September 30, 2006, the market price of the common shares of LoopNet, Inc. had declined to $12.66 per share which resulted in an unrealized loss on the investment totaling approximately $838,000 (net of taxes), which was included in Accumulated Other Comprehensive Income (Loss) within stockholder’s equity as of September 30, 2006 and reduced the carrying value of the Company’s investment to approximately $2.9 million. On December 22, 2006, the Company sold all of its common shares of LoopNet, Inc. and received proceeds of approximately $3.9 million which resulted in a realized gain on sale of the investment of approximately $3.8 million and the elimination of the net unrealized gain previously included in Accumulate Other Comprehensive Income.
The Company also purchased approximately 4.6 million warrants of Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”) for a cumulative cost of approximately $2.4 million as of December 31, 2006. The market price of these warrants was $0.27 per warrant as of December 31, 2006 resulting in an unrealized loss on the investment totaling approximately $677,000 (net of taxes) for the six months then ended. This unrealized loss is included in Accumulated Other Comprehensive Income within stockholders’ equity as of December 31, 2006. The Company’s carrying value of the investment is included in investment in affiliate along with the Company’s investment in Realty Advisors’ common stock. See Note 8 for additional information.
Total Comprehensive Income
The results of the above transactions, along with the Company’s net income for the six months ended December 31, 2006 and 2005, resulted in Total Comprehensive Income for the six months then ended as follows (in ‘000s):

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2006	2005
Net income for the period	$5,088	$7,166

Net change in fair value of derivatives	80	28
Decrease in fair value of LoopNet, Inc. common stock	(838)	—
Elimination of net unrealized gain on investment in LoopNet, Inc. due to sale of securities	(1,692)	—
Decrease in fair value of Realty Advisors warrants	(677)	—

Total Comprehensive Income for the period	$1,961	$7,194

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
3. Income Taxes
The provision for income taxes for the six months ended December 31, 2006 and 2005 is as follows (in thousands):

	For the six months ended
	December 31,
	2006	2005
Current provision	$(2,886)	$(3,527)
Deferred provision	(275)	(327)
(Increase) decrease in valuation allowance	(592)	2,159

	$(3,753)	$(1,695)

The Company recorded net tax liability obligations totaling approximately $798,000 as of December 31, 2006, after application of prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings.
The Company increased its net deferred tax assets by approximately $1,146,000 during the six months ended December 31, 2006 primarily due to state net operating loss carryforwards that were generated during the period and the realization of a gain on the sale of its LoopNet, Inc. investment and the related reversal of the writedown the Company had taken in prior years. The Company increased its valuation allowance related to its deferred tax assets by approximately $592,000 due to the likelihood that the Company would realize only a portion of the deferred assets generated during the quarter in future periods. During the six months ended December 31, 2005, the Company decreased its deferred tax assets by approximately $3.4 million primarily due to the application of Federal net operating loss carryforwards against taxable income for the period. The Company correspondingly reduced the valuation allowance by approximately $2.2 million due to the realization of these assets and the likelihood that the Company would continue to realize a portion of its deferred assets in future periods.
4. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the three months ended		For the six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss) to common stockholders	$6,059	$4,991	$(100,179)	$7,166

Basic earnings per common share:

Weighted average common shares outstanding	25,780	13,611	25,240	14,363

Net income (loss) per common share – basic	$0.24	$0.37	$(3.97)	$0.50

Diluted earnings per common share:

Weighted average common shares outstanding	25,780	13,611	25,240	14,363
Effect of dilutive securities:
Stock options, warrants and restricted stock grants	307	286	—	279

Weighted average dilutive common shares outstanding	26,087	13,897	25,240	14,642

Net income (loss) per common share – diluted	$0.23	$0.36	$(3.97)	$0.49

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
4. Earnings Per Common Share (Continued)
Additionally, options to purchase shares of common stock, the effect of which would be anti-dilutive, totaled approximately 601,000 and 414,000 for the six months ended December 31, 2006 and 2005, respectively and 322,000 and 414,000 for the three months then ended. These options were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.
5. Segment Information
The Company has two reportable segments – Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) that include an allocation of certain corporate level administrative expenses (amounts in thousands).

	Transaction	Management	Segment
	Services	Services	Totals
Six months ended December 31, 2006
Total revenue	$163,593	$99,495	$263,088
EBITDA	8,616	237	8,853
Total assets as of December 31, 2006	99,563	15,774	115,337
Goodwill, net	18,376	6,387	24,763

Six months ended December 31, 2005
Total revenue	$164,735	$96,579	$261,314
EBITDA	13,145	(111)	13,034
Total assets as of December 31, 2005	81,157	15,422	96,579
Goodwill, net	18,376	6,387	24,763
Reconciliation of Segment EBITDA to Income Before Income Taxes:

	Six Months Ended September 30
	2006	2005
Total segment EBITDA	$8,853	$13,034
Less:
Depreciation & amortization	(3,988)	(3,633)
Net interest expense	(108)	(540)
Gain on sale of marketable securities	3,765	—

Income before income taxes	$8,522	$8,861

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of December 31,
	2006	2005
Total segment assets	$115,337	$96,579
Current tax assets	—	54
Deferred tax assets	1,736	2,289
Investment in affiliate	4,266	—

Total assets	$121,339	$98,922

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

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
6. Stockholders’ Equity Transactions (Continued)
Stockholders’ Equity:
The impact on the Company’s stockholders’ equity resulting from the transactions described above, as well as other activity of the Company during the six months ended December 31, 2006, is in the table below (in thousands)

				Accumulated
				Other Comp-
			Additional	rehensive	Retained	Total
	Preferred	Common	Paid-In-	Income	Earnings	Stockholders’
	Stock	Stock	Capital	(Loss)	(Deficit)	Equity
Balance as of June 30, 2006	$11,725	$96	$47,740	$2,450	$(50,485)	$11,526

Preferred stock exchange:

Issuance of common stock at fair value of $9.50 per share		112	106,041			106,153

Retirement of preferred stock	(11,725)		783			(10,942)

Preferred stock redemption			(105,267)			(105,267)

Issuance of common stock, net of offering expenses		50	43,359			43,409

Cash retained as result of excess tax benefits			105			105

Net income for the six months ended December 31, 2006					5,088	5,088

Other activity			1,248	(3,127)		(1,879)

Balance as of December 31, 2006	$—	$258	$94,009	$(677)	$(45,397)	$48,193

7. Commitments and Contingencies
Environmental:
As first reported in the Company’s Form 10-Q for the period ended December 31, 2000 and subsequently updated in its Form 10-K for the year ended June 30, 2006, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership is working with the Texas Natural Resource Conservation Commission and the local municipality to implement a multi-faceted plan, which includes both remediation and ongoing monitoring of the affected properties. Although the

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
7. Commitments and Contingencies (Continued)
partnership’s other partners have made all past contributions and are expected to make all future required contributions, there can be no assurances to this effect. As of December 31, 2006, the Company’s share of cumulative costs to remediate and monitor this situation is estimated at approximately $1,157,000 based upon a comprehensive project plan prepared by an independent third party environmental remediation firm. Approximately $1,126,000 of this amount has been paid as of December 31, 2006 and the remaining $31,000 has been reflected as a loss reserve for such matters in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
8. Investment in Affiliate
On October 21, 2005, Grubb & Ellis Realty Advisors, Inc, an affiliate of the Company, filed a registration statement with the SEC with respect to its initial public offering that was declared effective on March 3, 2006. The Company provided Realty Advisors with initial equity capital of $2.5 million for 5,876,069 shares of common stock and, as of the completion of the offering, the Company owned approximately 19% of the outstanding common stock of Realty Advisors. Pursuant to an agreement with Deutsche Bank Securities Inc., the Company also agreed to purchase, during the period commencing May 3, 2006 and continuing through June 28, 2006 and to the extent available, in the public marketplace, up to $3.5 million of Realty Advisors’ warrants in the open market if the public price per warrant was $0.70 or less. The Company agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in Realty Advisors’ public offering. In addition, the Company further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement, through August 27, 2006. Pursuant to this warrant purchase program, the Company purchased an aggregate of approximately 4.6 million warrants of Realty Advisors through August 27, 2006, for an aggregate purchase price of approximately $2.2 million, or approximately $0.47 per warrant, excluding commissions of approximately $186,000. See Note 2 for additional information.
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
Due to the Company’s current ownership position and influence over the operating and financial decisions of Realty Advisors, the Company’s investment in Realty Advisors is accounted for under the equity method, and as such, the Company’s investment cost, adjusted for its 19% ownership share of Realty Advisors’

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
8. Investment in Affiliate (Continued)
operations, is recorded within the Company’s Condensed Consolidated Financial Statements as of December 31, 2006.
9. Material Contracts
The Company, through its newly created, wholly-owned subsidiary, GERA Property Acquisition LLC, (“Property Acquisition”), entered into an agreement on October 24, 2006, which was subsequently amended, that gives the Company the right to purchase an office building located in Dallas, Texas, for a purchase price of approximately $20.0 million. Should the Company choose to move forward with the purchase, its closing would be expected to occur on February 20, 2007. Conversely, should the Company choose to terminate the agreement, the Company’s earnest deposit of $250,000 would be forfeited and paid to the seller.
The Company also entered into an agreement on February 12, 2007 that gives the Company the right to purchase an office building located in Rosemont, Illinois, for a purchase price of approximately $21.5 million. The Company, at its discretion and without penalty, at any time prior to February 15, 2007, may elect to terminate the agreement for any reason and not proceed with the purchase. The Company has made an initial deposit of $375,000 in connection with the execution of the agreement. If the Company terminates the agreement on or prior to February 15, 2007, the Company’s deposit will be refunded in full. The Company is required to make a second deposit of $275,000 on or before February 15, 2007 if it wishes to proceed with the transaction, at which point, the entire $650,000 deposit will become non-refundable. Should the Company choose to move forward with the purchase, its closing is expected to occur on February 28, 2007 and would be subject to customary closing conditions.
The Company’s current intention is to acquire both of these properties and hold them for future sale to Realty Advisors. The Company and Realty Advisors, however, do not have any current arrangement or agreement with respect to the properties and Realty Advisors does not, and prior to the Company’s purchase of the properties, will not, have any obligation to purchase the properties from the Company. Any subsequent acquisition by Realty Advisors of the properties in connection with Realty Advisors’ business combination would be subject to the prior approval of both Realty Advisors’ Board of Directors and its stockholders.

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
Services revenue in any given quarter during the three fiscal year period ended June 30, 2006, as a percentage of total annual services revenue, ranged from a high of 29.2% to a low of 22.3%, with services revenue earned in the second quarters of each of the last three fiscal years ranging from 28.1% to 29.2%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.
Total services revenue of $263.1 million was recognized for the six months ended December 31, 2006 as compared to revenue of $261.3 million for the same period last year. Total revenue for the quarter ended December 31, 2006 was $145.8 million, an increase of 3.7% over revenue of $140.6 for the same period last year. The improvement for the current quarter represents a reversal of the year over year results reported during the first fiscal quarter of 2007.
Transaction fees remained relatively flat, decreasing by $1.1 million, or 0.7%, in the six month period ended December 31, 2006 over the same period in 2005; however, these fees increased by $2.2 million, or 2.4%, in the current fiscal quarter over the same quarter in 2005. Significant year over year revenue improvements were seen in key markets where the Company is making strategic changes and investments in order to expand its presence. These markets include Atlanta, Chicago, New York and Washington D.C. The Company also saw improvements in several other East Coast and Southern markets. The increases were offset by decreased revenue from a few isolated offices that produced significant performance in the last fiscal year.
Management fees increased by $2.9 million, or 3.0%, in the current fiscal period over the same period in 2005 and increased $3.0 million, or 6.2%, in the current fiscal quarter over the same quarter in 2005 due to revenues from the Company’s newly created project management business and increased incentive fees earned from the Company’s facility management clients, as well as increased reimbursable salaries, wages and benefits.
Costs of Services
Transaction commission expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense decreased to 64.2% for the six months ended December 31, 2006 as compared to 65.0% for the same period in 2005 and decreased to 64.9% from 65.5% for the quarters ended December 31 in the same respective periods due in part to an initiative launched in January 2006 to bring compensation costs in line with the market.
Certain salaries, wages and benefits for employees in the Company who are dedicated to client properties are reimbursed by those clients in accordance with the terms of their management contracts. These costs increased by $970,000, or 1.4% in the current fiscal period over the same period in 2005, and $936,000, or 2.6%, for the respective quarters ended December 31 in the same periods.
Salaries and other direct costs consist primarily of non-reimbursed expenses directly related to the management of properties. These costs decreased slightly, by $78,000, or 0.4%, in the current fiscal period over the same period in 2005 and increased by $504,000, or 5.3%, for the respective quarters ended December 31 in the same periods.
General and Administrative Costs
Salaries, wages and benefits increased by $3.8 million, or 14.1%, during the six months ended December 31, 2006 as compared to December 31, 2005 and $2.3 million, or 17.6%, during the quarters ended December 31 in the same periods. This increase was driven by the Company’s growth strategy and investment in key professionals to build and expand strategic offices and core services as well as increased employee insurance expense. Selling, general and administrative expenses increased by $3.2 million, or 13.9%, for the same period. For the quarter ended December 31, 2006, selling, general and administrative expenses increased $1.6 million, or 12.6%. Investments in professional and client development, increased occupancy costs and additional insurance costs for directors and officers all contributed to the increase.

Depreciation and amortization expense for the six months ended December 31, 2006 increased 9.8% to $4.0 million from $3.6 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to five years. Amortization expense relating to these contracts increased to $1.9 million from $882,000 for the six months ended December 31, 2006 as compared to the same period in the prior year, as a result of signing new professionals as part of the Company’s growth strategy. Depreciation and amortization decreased $107,000, or 5.0%, in the current fiscal quarter over the same quarter in 2005. Certain leasehold improvements were fully amortized during the quarter ended December 31, 2005 due to the relocation of the New York City office as described below which resulted in the decrease for the current quarter and partially offset the increase for the six months.
The Company relocated its New York City operations into newly leased office space in mid-town Manhattan and, as a result, incurred additional expenses totaling approximately $1,083,000 in the quarter ended December 31, 2005 when compared to the current year’s comparable quarter. Included in these additional expenses were the write-off of unamortized leasehold improvements of approximately $665,000 related to the prior leased space and other relocation costs totaling approximately $418,000.
Other Income and Expenses
During December 2006, the Company sold all of its common shares of LoopNet, Inc. and received proceeds of approximately $3.9 million which resulted in a realized gain on sale of marketable securities available for sale of approximately $3.8 million for the six months and quarter ended December 31, 2006.
Interest income decreased during the quarter ended December 31, 2006 as compared to the same period in the prior year as average invested funds decreased over the prior year.
Interest expense incurred during the six months ended December 31, 2006 and 2005 was due primarily to the Company’s term loan borrowings under the credit facility, which borrowings increased by $15.0 million in April 2006 before being repaid in full in late July 2006. Interest expense incurred during the six months ended December 31, 2006 also included the change in value of the interest rate protection agreement. See Note 2 of Notes to Condensed Financial Statements for additional information.
Income Taxes
The Company incurred a tax provision of approximately $3,161,000 for the six months ended December 31, 2006. The Company also increased its valuation allowance against the Company’s deferred tax assets by approximately $592,000. This resulted in a provision of approximately $3,753,000 for the six months ended December 31, 2006. Additionally, tax benefits recognized from reductions in the valuation allowance during the same period in 2005 partially offset the tax provision incurred. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
Net Income (Loss)
The net loss to common stockholders for the six months ended December 31, 2006 was $100.2 million, or $(3.97) per common share on a diluted basis, as compared to a net income of $7.2 million, or $0.49 per common share, for the same period in the prior fiscal year. A one-time charge totaling $105.3 million, or $4.26 per common share, related to the exchange of the Company’s preferred stock, significantly increased the amount of loss to common stockholders during the quarter ended September 30, 2006. See Note 6 of Notes to Condensed Financial Statements for additional information. For the quarter ended December 31, 2006, net income was $6.1 million, or $0.23 per common share on a diluted basis, as compared to $5.0 million, or $0.36 per common share, for the same period in fiscal year 2006.

Stockholders’ Equity
Total stockholders’ equity increased from $11.5 million to $48.2 million primarily as a result of the Company’s secondary offering completed in July 2006. See Note 6 of Notes to Condensed Financial Statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
For the six months ended December 31, 2006, cash and cash equivalents increased by $21.1 million. Cash generated from operating activities totaled $27.8 million and included cash retained as a result of the deferral of payments of commissions totaling $11.4 million. This, along with cash reserves, was used to fund net investing activities of $462,000 and net financing activities of $6.2 million. Net investing activities related primarily to purchases of $2.4 million of equipment, software and leasehold improvements, purchases of $2.1 million of additional warrants of Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”) and the receipt of approximately $3.9 million from the sale of the Company’s common shares of LoopNet, Inc. Net financing activities included the receipt of approximately $43.4 million of net proceeds from the secondary offering, the payment of $10.1 million in connection with the exchange of the Series A-1 Preferred Stock, and the repayment of the $40.0 million outstanding credit facility debt.
The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $11.4 million, related to revenues earned in calendar year 2006, were paid in January 2007, and production and incentive bonuses of approximately $11.2 million are expected to be paid during the quarter ended March 31, 2007.
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
Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate the Company incurred on all credit facility obligations during fiscal years 2007 and 2006 was 7.93% and 7.30%, respectively.
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

$60,479

The Company, through its newly created, wholly-owned subsidiary, GERA Property Acquisition LLC, (“Property Acquisition”), entered into an agreement on October 24, 2006, which was subsequently amended, that gives the Company the right to purchase an office building located in Dallas, Texas, for a purchase price of approximately $20.0 million. Should the Company choose to move forward with the purchase, its closing would be expected to occur on

February 20, 2007. Conversely, should the Company choose to terminate the agreement, the Company’s earnest deposit of $250,000 would be forfeited and paid to the seller.
The Company also entered into an agreement on February 12, 2007 that gives the Company the right to purchase an office building located in Rosemont, Illinois, for a purchase price of approximately $21.5 million. The Company, at its discretion and without penalty, at any time prior to February 15, 2007, may elect to terminate the agreement for any reason and not proceed with the purchase. The Company has made an initial deposit of $375,000 in connection with the execution of the agreement. If the Company terminates the agreement on or prior to February 15, 2007, the Company’s deposit will be refunded in full. The Company is required to make a second deposit of $275,000 on or before February 15, 2007 if it wishes to proceed with the transaction, at which point, the entire $650,000 deposit will become non-refundable. Should the Company choose to move forward with the purchase, its closing is expected to occur on February 28, 2007 and would be subject to customary closing conditions.
The Company believes it has sufficient liquidity through its current cash reserves and/or available capacity under its current credit facility should the Company elect to move forward with these acquisitions. However, there is no assurance that these particular properties will be acquired by the Company.
The Company’s current intention is to acquire the both of these properties and hold them for future sale to Realty Advisors. The Company and Realty Advisors, however, do not have any current arrangement or agreement with respect to the properties and Realty Advisors does not, and prior to the Company’s purchase of the property will not, have any obligation to purchase the properties from the Company. Any subsequent acquisition by Realty Advisors of the properties in connection with Realty Advisors’ business combination would be subject to the prior approval of both Realty Advisors’ Board of Directors and its stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk — Derivatives
The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of December 31, 2006, there were no outstanding principal balances on these debt obligations. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the amended credit agreement executed by the Company in April 2006 required the Company to maintain interest rate hedge agreements against the greater of i) 50 percent of all variable interest debt obligations or ii) the aggregate principal amount outstanding under the term loan facility of the credit agreement. The Company executed such agreements with Deutsche Bank AG in May 2006, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.0% of the underlying notional amounts.
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.
Item 4. Controls and Procedures
Effective as of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 2, 3 and 5 are not applicable
for the quarter ended December 31, 2006)

Item 1. Legal Proceedings
The disclosure called for by Item 1 is incorporated by reference to Note 7 of Notes to Condensed Consolidated Financial Statements.
Item 4. Submission of Matters to a Vote of Security Holders
The 2006 annual meeting of stockholders of the Company was held on November 9, 2006. The Company submitted to a vote of stockholders, through the solicitation of proxies, the election of seven directors, representing the entire Board of Directors. The votes cast for and withheld with respect to each nominee for election as director were as follows:

		Votes
		Withholding
Nominee	Votes For	Authority
R. David Anacker	23,463,181	1,279,165
Anthony G. Antone	23,463,983	1,278,363
C. Michael Kojaian	23,489,790	1,252,556
Robert J. McLaughlin	23,709,879	1,032,467
F. Joseph Moravec	23,948,721	793,625
Mark E. Rose	23,710,541	1,031,805
Rodger D. Young	23,728,403	1,013,943
The votes cast for, against, and abstained and broker non-votes with respect to the approval of the 2006 Omnibus Equity Plan were as follows: 17,479,127 shares for; 1,607,450 shares against; 5,115 shares abstained; and 5,650,654 shares representing broker non-votes.
Item 6. Exhibits
(a)	Exhibits

(31)	Section 302 Certifications

(32)	Section 906 Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY
(Registrant)

Date: February 14, 2006	/s/ Donald D. Olinger

Donald D. Olinger
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Grubb & Ellis Company
EXHIBIT INDEX
for the quarter ended December 31, 2006
Exhibit
(31)	Section 302 Certifications
(32)	Section 906 Certification