Form 10-Q
period 2007-03-31
GRUBB & ELLIS CO
filed 2007-05-15
CIK 216039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
25,906,870
(Number of shares outstanding of the registrant’s
common stock at May 7, 2007)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2007	June 30,
	(unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $800 and $1,103 at March 31, 2007 and June 30, 2006, respectively	$4,638	$16,613
Services fees receivable, net	13,618	12,528
Other receivables	6,300	5,185
Professional service contracts, net	6,316	3,914
Prepaid and other current assets	3,230	3,442
Real estate held for sale	43,223	—
Deferred tax assets, net	3,294	1,182

Total current assets	80,619	42,864
Noncurrent assets:
Equipment, software and leasehold improvements, net	11,465	9,908
Goodwill, net	24,763	24,763
Investment in affiliate	5,145	2,945
Professional service contracts, net	11,030	6,028
Other assets	2,420	7,715

Total assets	$135,442	$94,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,332	$4,112
Commissions payable	6,704	6,699
Accrued compensation and employee benefits	10,748	11,931
Liabilities related to real estate held for sale	43,037	—
Other accrued expenses	9,457	10,129

Total current liabilities	74,278	32,871
Long-term liabilities:
Credit facility debt	3,954	40,000
Accrued claims and settlements	5,008	4,396
Other liabilities	6,216	5,430

Total liabilities	89,456	82,697

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at June 30, 2006	—	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 25,906,870 and 9,579,025 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	259	96
Additional paid-in-capital	94,432	47,740
Accumulated other comprehensive income (loss)	(223)	2,450
Retained deficit	(48,482)	(50,485)

Total stockholders’ equity	45,986	11,526

Total liabilities and stockholders’ equity	$135,442	$94,223

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2007	2006	2007	2006
Services revenue:
Transaction fees	$63,181	$60,121	$226,774	$224,856
Management fees, including reimbursed salaries, wages and benefits	51,767	49,116	151,262	145,695

Total services revenue	114,948	109,237	378,036	370,551

Costs of services:
Transaction commissions	38,148	36,466	143,179	143,501
Reimbursable salaries, wages and benefits	38,500	36,619	111,172	108,321
Salaries, wages, benefits and other direct costs	10,032	8,783	29,011	27,840

Total costs of services	86,680	81,868	283,362	279,662

General and administrative costs:
Salaries, wages and benefits	16,940	16,005	48,110	43,331
Selling, general and administrative	13,933	13,462	40,316	36,622
Depreciation and amortization	2,423	1,457	6,411	5,090

Total costs	119,976	112,792	378,199	364,705

Total operating income (loss)	(5,028)	(3,555)	(163)	5,846

Other income and expenses:
Gain on sale of marketable equity securities available for sale	—	—	3,765	—
Interest income	264	288	856	850
Interest expense	(99)	(582)	(799)	(1,684)

Income (loss) before income taxes	(4,863)	(3,849)	3,659	5,012

Benefit (provision) for income taxes	1,794	1,101	(1,959)	(594)

Income (loss) before income from investment in affiliate	(3,069)	(2,748)	1,700	4,418

Income from investment in affiliate	135	—	454	—

Income (loss) from continuing operations	(2,934)	(2,748)	2,154	4,418

Loss from operations of real estate held for sale, net of taxes	(151)	—	(151)	—

Net income (loss)	(3,085)	(2,748)	2,003	4,418

Preferred stock redemption	—	—	(105,267)	—

Net income (loss) to common stockholders	$(3,085)	$(2,748)	$(103,264)	$4,418

Earnings per share – basic:

Income (loss) from continuing operations to common stockholders per share	$(0.11)	$(0.29)	$(4.05)	$0.35

Net income (loss) to common stockholders per share	$(0.12)	$(0.29)	$(4.06)	$0.35

Weighted average common shares outstanding	25,839,360	9,489,536	25,436,651	12,758,619

Earnings per share – diluted:

Income (loss) from continuing operations to common stockholders per share	$(0.11)	$(0.29)	$(4.05)	$0.34

Net income (loss) to common stockholders per share	$(0.12)	$(0.29)	$(4.06)	$0.34

Weighted average common shares outstanding and dilutive potential common shares	25,839,360	9,489,536	25,436,651	13,095,665

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,003	$4,418
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,411	5,090
Stock-based compensation expense	1,088	945
Gain on sale on marketable equity securities available for sale	(3,765)	—
Increase in deferred tax assets, net	(351)	(56)
Income from investment in affiliate	(454)	—
Funding of multi-year service contracts	(12,025)	(2,191)
Increase in services fees and other receivables	(2,310)	(2,246)
Decrease (increase) in prepaid and other assets	2,335	(2,163)
Increase in assets related to real estate held for sale	(370)	—
Decrease in accounts and commissions payable	(607)	(1,138)
Decrease in accrued compensation and employee benefits	(1,183)	(1,667)
Increase in liabilities related to real estate held for sale	949	—
Increase in other liabilities	1,246	3,860
Other operating activities	640	(739)

Net cash (used in) provided by operating activities	(6,393)	4,113

Cash Flows from Investing Activities:
Purchase of real estate held for sale	(42,311)	—
Purchases of equipment, software and leasehold improvements	(4,585)	(3,174)
Contribution to equity method investment	—	(2,500)
Purchase of marketable equity securities – affiliate	(2,112)	—
Proceeds from sale of marketable equity securities	3,915	—
Other investing activities	90	411

Net cash used in investing activities	(45,003)	(5,263)

Cash Flows from Financing Activities:
Proceeds from public offering, net of underwriting discounts	44,413	—
Payment of offering expenses	(1,004)	—
Payment on redemption of preferred stock	(10,057)	—
Borrowings on credit facility debt	3,954	4,000
Borrowings on credit facility debt related to real estate held for sale	41,546	—
Repayment of borrowings on credit facility debt	(40,000)	—
Cash retained as result of excess tax benefits	148	—
Repurchase of common stock	—	(23,448)
Other financing activities	421	870

Net cash provided by (used in) financing activities	39,421	(18,578)

Net decrease in cash and cash equivalents	(11,975)	(19,728)

Cash and cash equivalents at beginning of period	16,613	26,415

Cash and cash equivalents at end of period, including restricted deposits of $800 and $1,102 at March 31, 2007 and 2006, respectively	$4,638	$6,687

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
Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be achieved in future periods.
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
Prior to the repayment of the credit facility debt in July 2006, the change in value of these instruments during a reporting period was characterized as Other Comprehensive Income or Loss, and totaled approximately $60,000 of unrealized loss and approximately $20,000 of unrealized income during the nine months ended March 31, 2007 and 2006, respectively. Subsequent to the repayment of the credit facility debt in July 2006, the Company concluded that the interest rate protection agreement could no longer be determined effective under the provisions of FAS 133 and therefore the loss in value of the agreements previously included in Accumulated Other Comprehensive Income (Loss), which totaled approximately $140,000, was reclassified as an increase to interest expense. All subsequent changes to the fair value of the interest rate protection agreement are recorded as an adjustment to interest expense in the applicable reporting period.
Investment in Marketable Equity Securities
The Company recorded its investment in common shares of LoopNet, Inc. as marketable equity securities

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
2. Total Comprehensive Income (Continued)
available for sale with the carrying value of the investment recorded at the shares’ fair market value which totaled approximately $4.3 million at June 30, 2006. The investment was classified in other long term assets, with an unrealized gain on the investment totaling approximately $2.5 million (net of taxes) recorded within stockholders’ equity as of June 30, 2006. At September 30, 2006, the market price of the common shares of LoopNet, Inc. had declined to $12.66 per share which resulted in an unrealized loss on the investment totaling approximately $838,000 (net of taxes), which was included in Accumulated Other Comprehensive Income (Loss) within stockholder’s equity as of September 30, 2006 and reduced the carrying value of the Company’s investment to approximately $2.9 million. On December 22, 2006, the Company sold all of its common shares of LoopNet, Inc. and received proceeds of approximately $3.9 million which resulted in a realized gain on sale of the investment of approximately $3.8 million and the elimination of the net unrealized gain previously included in Accumulated Other Comprehensive Income.
The Company also owns approximately 4.6 million warrants of Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”) which the Company purchased during the period from May 3, 2006 through August 27, 2006 for a cumulative cost of approximately $2.4 million. The market price of these warrants was $0.43 per warrant as of March 31, 2007 resulting in an unrealized loss on the investment totaling approximately $223,000 (net of taxes) for the nine months then ended. This unrealized loss is included in Accumulated Other Comprehensive Income within stockholders’ equity as of March 31, 2007. The Company’s carrying value of the investment is included in investment in affiliate along with the Company’s investment in Realty Advisors’ common stock. See Note 8 for additional information.
Total Comprehensive Income
The results of the above transactions, along with the Company’s net income for the nine months ended March 31, 2007 and 2006, resulted in Total Comprehensive Income for the nine months then ended as follows (in ‘000s):

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Net income for the period	$2,003	$4,418

Net change in fair value of derivatives	80	20
Decrease in fair value of LoopNet, Inc. common stock	(838)	—
Elimination of net unrealized gain on investment in LoopNet, Inc. due to sale of securities	(1,692)	—
Decrease in fair value of Realty Advisors warrants	(223)	—

Total Comprehensive Income (Loss) for the period	$(670)	$4,438

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
3. Income Taxes
The provision for income taxes for the nine months ended March 31, 2007 and 2006 is as follows (in thousands):

	For the nine months ended
	March 31,
	2007	2006
Current provision	$(633)	$(2,125)
Deferred provision	(669)	(333)
(Increase) decrease in valuation allowance	(657)	1,864

	$(1,959)	$(594)

The Company recorded prepaid taxes totaling approximately $282,000 and $1,281,000 as of March 31, 2007 and June 30, 2006, respectively, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings.
The Company increased its net deferred tax assets by approximately $2,112,000 during the nine months ended March 31, 2007 primarily due to Federal net operating loss carryforwards that were generated during the quarter ended March 31, 2007 and the realization of a gain on the sale of its LoopNet, Inc. investment and the related reversal of the writedown the Company had taken in prior years. The Company increased its valuation allowance related to its deferred tax assets by approximately $657,000 due to the likelihood that the Company would realize only a portion of the deferred assets generated during the quarter in future periods. During the nine months ended March 31, 2006, the Company decreased its deferred tax assets by approximately $1.8 million primarily due to the application of Federal net operating loss carryforwards against taxable income for the period. The Company correspondingly reduced the valuation allowance by approximately $1.9 million due to the realization of these assets and the likelihood that the Company would continue to realize a portion of its deferred assets in future periods.
4. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
4. Earnings Per Common Share (Continued)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Income (loss) from continuing operations	$(2,934)	$(2,748)	$2,154	$4,418
Preferred stock redemption	—	—	(105,267)	—

Income (loss) from continuing operations to common stockholders	$(2,934)	$(2,748)	$(103,113)	$4,418

Basic earnings per common share:

Weighted average common shares outstanding	25,839	9,490	25,437	12,759

Income (loss) from continuing operations to common stockholders per common share – basic	$(0.11)	$(0.29)	$(4.05)	$0.35

Diluted earnings per common share:

Weighted average common shares outstanding	25,839	9,490	25,437	12,759
Effect of dilutive securities:
Stock options, warrants and restricted stock grants	—	—	—	337

Weighted average dilutive common shares outstanding	25,839	9,490	25,437	13,096

Income (loss) from continuing operations to common stockholders per common share – diluted	$(0.11)	$(0.29)	$(4.05)	$0.34

Additionally, options to purchase shares of common stock, the effect of which would be anti-dilutive, totaled approximately 624,000 and 397,000 for the nine months ended March 31, 2007 and 2006, respectively and 574,000 and 456,000 for the three months then ended. These options were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.
5. Segment Information
The Company has two reportable segments – Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) that include an allocation of certain corporate level administrative expenses (amounts in thousands).

	Transaction	Management	Segment
	Services	Services	Totals
Nine months ended March 31, 2007
Total revenue	$226,774	$151,262	$378,036
EBITDA	6,231	17	6,248
Total assets as of March 31, 2007	68,751	14,747	83,498
Goodwill, net	18,376	6,387	24,763

Nine months ended March 31, 2006
Total revenue	$224,856	$145,695	$370,551
EBITDA	11,985	(1,049)	10,936
Total assets as of March 31, 2006	50,164	14,132	64,296
Goodwill, net	18,376	6,387	24,763

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
5. Segment Information (Continued)
Reconciliation of Segment EBITDA to Income Before Income Taxes:

	Nine Months Ended March 31,
	2007	2006
Total segment EBITDA	$6,248	$10,936
Less:
Depreciation & amortization	(6,411)	(5,090)
Net interest expense	57	(834)
Gain on sale of marketable securities	3,765	—

Income before income taxes	$3,659	$5,012

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of March 31,
	2007	2006
Total segment assets	$83,498	$64,296
Current tax assets	282	1,418
Deferred tax assets	3,294	3,556
Real estate held for sale	43,223	—
Investment in affiliate	5,145	2,556

Total assets	$135,442	$71,826

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

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
6. Stockholders’ Equity Transactions (Continued)
Stockholders’ Equity:
The impact on the Company’s stockholders’ equity resulting from the transactions described above, as well as other activity of the Company during the nine months ended March 31, 2007, is in the table below (in thousands)

				Accumulated
				Other Comp-
			Additional	rehensive	Retained	Total
	Preferred	Common	Paid-In-	Income	Earnings	Stockholders’
	Stock	Stock	Capital	(Loss)	(Deficit)	Equity
Balance as of June 30, 2006	$11,725	$96	$47,740	$2,450	$(50,485)	$11,526
Preferred stock exchange:
Issuance of common stock at fair value of $9.50 per share		112	106,041			106,153
Retirement of preferred stock	(11,725)		783			(10,942)
Preferred stock redemption			(105,267)			(105,267)
Issuance of common stock, net of offering expenses		50	43,359			43,409
Issuance of common stock related to equity compensation awards		1	214			215
Cash retained as result of excess tax benefits			148			148
Net income for the nine months ended March 31, 2007					2,003	2,003
Other activity			1,414	(2,673)		(1,259)

Balance as of March 31, 2007	$—	$259	$94,432	$(223)	$(48,482)	$45,986

7. Commitments and Contingencies
Environmental:
As first reported in the Company’s Form 10-Q for the period ended December 31, 2000 and subsequently updated in its Form 10-K for the year ended June 30, 2006, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership worked with the Texas Natural Resource Conservation Commission (the “TNRCC”) and the local municipality to implement

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
7. Commitments and Contingencies (Continued)
a multi-faceted plan, which included both remediation and ongoing monitoring of the affected properties. During February 2007, the partnership received a final certificate of completion from the Texas Commission on Environmental Quality notifying the partnership that the remediation was complete. As of March 31, 2007, the Company’s share of cumulative costs to remediate and monitor this situation was estimated at approximately $1,157,000 based upon the significant completion of a comprehensive project plan prepared by an independent third party environmental remediation firm. Approximately $1,126,000 of this amount has been paid as of March 31, 2007 and the remaining $31,000 has been reflected as a loss reserve for remaining future project closure costs in the consolidated balance sheet. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Due to the Company’s current ownership position and influence over the operating and financial decisions

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
8. Investment in Affiliate (Continued)
of Realty Advisors, the Company’s investment in Realty Advisors is accounted for under the equity method, and as such, the Company’s investment cost, adjusted for its 19% ownership share of Realty Advisors’ operations, is recorded within the Company’s Condensed Consolidated Financial Statements as of March 31, 2007.
9. Credit Facility Debt
During February 2007, the Company amended its credit facility with Deutsche Bank Trust Company Americas to provide the Company more flexibility with respect to its real property acquisitions and certain covenants. Pursuant to this amendment, the Company may invest up to $42.5 million of its funds (which may be borrowed under the credit facility) and obtain certain non-recourse debt to finance acquisitions of, and capital expenditures relating to, real property that it intends to hold for future sale to Realty Advisors. (See Note 10 for additional information.) The non-recourse debt used to finance such acquisitions may be collateralized by the acquired real property or the assets or securities of the limited purpose subsidiary of the Company that purchases such property (a “Limited Purpose Subsidiary”). To the extent of any net proceeds from non-recourse debt in excess of 75% of the cost of such real property and any capital expenditures related thereto, the Company must repay the principal amount borrowed under the credit facility. Each Limited Purpose Subsidiary will be disregarded for purposes of determining the Company’s compliance with its financial covenants under the credit facility. Although the Company’s current intention is to sell any real property it acquires to Realty Advisors, the Company and Realty Advisors do not have any current arrangement or agreement with respect to any real property, and Realty Advisors does not have any obligation to purchase any real property from the Company. Any subsequent acquisition by Realty Advisors of any real property would be subject to the prior approval of both Realty Advisor’s Board of Directors and its stockholders. If the Company does not sell the acquired properties to Realty Advisors by September 30, 2007, the Company, on a quarterly basis, to the extent of Adjusted Excess Cash Flow (as defined in the amendment) for such quarter, is required to repay the principal amount borrowed under the credit facility to finance its real property acquisitions and the Company must sell such property to a third party by March 31, 2008. In addition, the net proceeds from any sale of the real property by the Company to Realty Advisors must be used to pay down borrowings under the credit facility.
This amendment also reduced the term loan portion of the credit facility (the “Term Loan Facility”) from $40 million to $20 million, thereby reducing the current total credit facility from $100 million to $80 million, but simultaneously provided that the revolving portion of the credit facility may be expanded from $60 million to $80 million at the request of the Company subject to the approval of the lender. The Term Loan facility may now only be used for real property acquisitions. Previously, the Term Loan Facility was available for acquisitions by the Company of real estate service companies. In addition, this amendment set the interest rate applicable to the Company’s borrowings under the credit facility at LIBOR plus 3.5% from February 16, 2007 through June 30, 2007 and LIBOR plus 3.0% from July 1, 2007 through December 31, 2007. Previously, the interest rate under the credit facility was based on the Company’s leverage with a maximum rate of LIBOR plus 3.0%. The Company’s covenants under the credit facility were also revised to provide the Company with more operational flexibility.
10. Real Estate Held for Sale
On February 15, 2007, the Company, through GERA Abrams Centre LLC, a wholly-owned subsidiary of the Company, acquired an office building, Abrams Office Center, located in Dallas, Texas, (the “Abrams Property”) for a contract price of $20,000,000, along with acquisition costs of approximately $352,000, for a net purchase price of $20,352,000. On February 28, 2007, the Company through GERA 6400 Shafer LLC,

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
10. Real Estate Held for Sale (Continued)
another wholly-owned subsidiary of the Company, acquired commercial real property (the “Shafer Property”) located in Rosemont, Illinois, for a contract price of $21,450,000, along with acquisition costs of approximately $509,000, and assumed obligations of approximately $542,000, for a net purchase price of $22,501,000.
The Company acquired both of the properties with the intention to hold them for future sale to Realty Advisors. The Company and Realty Advisors, however, do not have any current arrangement or agreement with respect to the properties and Realty Advisors does not have any obligation to purchase the properties from the Company. Any subsequent acquisition by Realty Advisors of the properties in connection with Realty Advisors’ business combination would be subject to the prior approval of both Realty Advisors’ Board of Directors and its stockholders.
Real estate held for sale at March 31, 2007 represents the cost of the properties acquired and certain assets related to these properties (in thousands):

Real estate, net	$42,853
Cash and tenant receivables	173
Prepaid expenses and other assets	101
Deferred tax assets	96

Total real estate held for sale	$43,223

In addition, certain liabilities related to these properties at March 31, 2007 consist of the following (in thousands):

Credit facility debt	$41,546
Accrued real estate taxes	822
Accrued tenant improvement allowances	237
Accounts payable and other liabilities	255
Tenant security deposits	177

Total real estate held for sale	$43,037

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (“FAS 144”), net income (loss) related to real estate held for sale is reflected in the consolidated statements of operations as “Discontinued Operations” for the period presented (in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
10. Real Estate Held for Sale (Continued)

For the three months
ended March 31, 2007
Rental revenue	$405
Tenant reimbursements	73

Total revenue	478

Property operations	203
Real estate taxes	126

Total expenses	329

Operating income	149
Other expense
Interest expense	(396)

Loss from operations before income taxes	(247)
Income tax benefit	96

Discontinued operations	$(151)

11. Material Contract
The Company, through its wholly-owned subsidiary, GERA Property Acquisition LLC, entered into an agreement on February 21, 2007, which was subsequently amended, (the “Purchase Agreement”), that gives the Company the right to purchase certain real property located in Danbury, Connecticut, for a purchase price of approximately $80.8 million. Should the Company choose to move forward with the purchase, its closing is expected to occur on a mutually agreed upon date not later than July 31, 2007 unless the Company gives written notice to the seller on or prior to July 17, 2007 and makes an additional earnest deposit of $1,000,000. The closing would then be extended to a mutually agreed upon date not later than August 30, 2007. Conversely, should the Company choose to terminate the agreement, the Company’s current earnest deposit of $2,000,000 would be forfeited and paid to the seller.
The Company’s current intention is for Realty Advisors to directly or indirectly acquire the property from the seller pursuant to the Purchase Agreement simultaneously with Realty Advisors’ direct or indirect acquisition of the Abrams Property and Shafer Property from the Company. The Company and Realty Advisors, however, do not have any current arrangement or agreement with respect to the property and Realty Advisors does not have any obligation to purchase the property from the Company either directly or indirectly. Any subsequent acquisition by Realty Advisors of the property in connection with Realty Advisors’ business combination would be subject to the prior approval of both Realty Advisors’ Board of Directors and its stockholders

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A discussion of the Company’s critical accounting policies, which include principles of consolidation, revenue recognition, impairment of goodwill, deferred taxes and insurance and claims reserves, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There have been no material changes to these policies in fiscal 2007.
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
Services revenue in any given quarter during the three fiscal year period ended June 30, 2006, as a percentage of total annual services revenue, ranged from a high of 29.2% to a low of 22.3%, with services revenue earned in the third quarters of each of the last three fiscal years ranging from 22.3% to 23.6%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.
Total services revenue of $378.0 million was recognized for the nine months ended March 31, 2007 as compared to revenue of $370.6 million for the same period last year. Total revenue for the quarter ended March 31, 2007 was $114.9 million, an increase of 5.2% over revenue of $109.2 million for the same period last year. The improvement for the nine month period and current quarter reflects the positive impact from the Company’s continued investment in its strategic initiatives.
Transaction fees increased by $1.9 million, or 0.8%, in the nine month period ended March 31, 2007 over the same period in 2006 and increased by $3.1 million, or 5.1%, in the current fiscal quarter over the same quarter in 2006. These results reflect the ongoing transition taking place in the business as the Company focuses on broker productivity and recruiting experienced, high-quality brokerage professionals, and include continued significant year over year revenue improvements in the Atlanta, Boston, New York and San Francisco markets. The increases were offset by decreased revenue from certain offices that produced significant performance in the prior fiscal year.
Management fees increased by $5.6 million, or 3.8%, in the current nine month period over the same period in 2006 and increased $2.7 million, or 5.4%, in the current fiscal quarter over the same quarter in 2006 due to revenues from the Company’s newly created project management business as well as the organic growth of the property and facilities businesses.
Costs of Services
Transaction commission expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense decreased to 63.1% for the nine months ended March 31, 2007 as compared to 63.8% for the same period in 2006 and decreased to 60.4% from 60.7% for the quarters ended March 31 in the same respective periods due in part to an initiative launched in January 2006 to bring compensation costs in line with the market.
Certain salaries, wages and benefits for employees in the Company who are dedicated to client properties are reimbursed by those clients in accordance with the terms of their management contracts. These costs increased by $2.9 million, or 2.6% in the current fiscal period over the same period in 2006, and $1.9 million, or 5.1%, for the respective quarters ended March 31 in the same periods.
Salaries and other direct costs consist primarily of non-reimbursed expenses directly related to the management of properties. These costs increased by $1.2 million, or 4.2%, in the current nine month period over the same period in 2006 and by $1.2 million, or 14.2%, for the respective quarters ended March 31 in the same periods due to the direct costs incurred that are related to the Company’s newly created project management business.
General and Administrative Costs
Salaries, wages and benefits increased by $4.8 million, or 11.0%, during the nine months ended March 31, 2006 as compared to March 31, 2006 and $935,000, or 5.8%, during the quarters ended March 31 in the same periods. This increase was driven by the Company’s continued investment in professionals, including key business leaders, to build and expand strategic offices and core services. Over the past year, the Company expanded its Transaction Services management structure to include an Eastern Region President and added new leaders in New York and Washington D.C. The Company also experienced increased employee insurance expense for the current year’s period compared to the prior year. Selling, general and administrative expenses increased by $3.7 million, or 10.1%, for the same period. For the quarter ended March 31, 2007, selling, general and administrative expenses increased $471,000, or 3.5%, from the quarter ended March 31, 2006. Investments in professional and client development, increased occupancy costs and additional insurance costs for directors and officers all contributed to the increase.
Depreciation and amortization expense for the nine months ended March 31, 2007 increased 26.0% to $6.4 million from $5.1 million in the comparable period last year and increased $1.0 million, or 66.3%, in the current fiscal quarter over the same quarter in 2006. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to five years. Amortization expense relating to these contracts increased to $3.3 million from $1.3 million for the nine months ended March 31, 2007 as compared to the same period in the prior year, as a result of signing new professionals as part of the Company’s growth strategy. Certain leasehold improvements were fully amortized during the quarter ended December 31, 2005 due to the relocation of the New York City office as described below which partially offset the increase in depreciation and amortization expense for the nine months.
The Company relocated its New York City operations in January 2006 into newly leased office space in mid-town Manhattan and, as a result, incurred additional expenses totaling approximately $1,083,000 in the nine months ended March 31, 2006 when compared to the current year’s comparable nine month period. Included in these additional expenses were the write-off of unamortized leasehold improvements of approximately $665,000 related to the prior leased space and other relocation costs totaling approximately $418,000.
Other Income and Expenses
During December 2006, the Company sold all of its common shares of LoopNet, Inc. and received proceeds of approximately $3.9 million which resulted in a realized gain on sale of marketable securities available for sale of approximately $3.8 million for the nine months ended March 31, 2007.
Interest income decreased during the quarter ended March 31, 2007 as compared to the same period in the prior year as average invested funds decreased over the prior year.
Interest expense incurred during the nine months ended March 31, 2007 and 2006 was due primarily to the Company’s term loan borrowings under the credit facility. Borrowings under the credit facility increased by $15.0 million in April 2006 before being repaid in full in late July 2006. Additional borrowings totaling approximately $4.0 million were made in March 2007. Other costs related to borrowings under the credit agreement were recorded as part of operations of real estate held for sale. (See Note 10 of Notes to Financial Statements for additional information.) Interest expense incurred during the nine months ended March 31, 2007 also included the change in value of the interest rate protection agreement. (See Note 2 of Notes to Condensed Financial Statements for additional information.)
Income Taxes
The Company incurred a tax provision of approximately $1,302,000 for the nine months ended March 31, 2007. The Company also increased its valuation allowance against the Company’s deferred tax assets by approximately $657,000. This resulted in a net tax provision of approximately $1,959,000 for the nine months ended March 31, 2007. Additionally, tax benefits recognized from reductions in the valuation allowance during the same period in 2006 partially offset the tax provision incurred and resulted in a net tax provision of approximately $594,000 for the nine months ended March 31, 2006. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

Net Income (Loss)
The net loss to common stockholders for the nine months ended March 31, 2007 was $103.3 million, or $4.06 per common share on a diluted basis, as compared to a net income of $4.4 million, or $0.34 per common share, for the same period in the prior fiscal year. A one-time charge totaling $105.3 million, or $4.26 per common share, related to the exchange of the Company’s preferred stock, significantly increased the amount of loss to common stockholders during the quarter ended September 30, 2006. See Note 6 of Notes to Condensed Financial Statements for additional information. For the quarter ended March 31, 2007, a net loss of $3.1 million, or $0.12 per common share on a diluted basis, was generated as compared to a net loss of $2.7 million, or $0.29 per common share, for the same period in fiscal year 2006.
Stockholders’ Equity
Total stockholders’ equity increased from $11.5 million to $46.0 million primarily as a result of the Company’s secondary offering completed in July 2006. See Note 6 of Notes to Condensed Financial Statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended March 31, 2007, cash and cash equivalents decreased by $12.0 million. The Company used $6.4 million for operating activities primarily for the funding of multi-year service contracts as a result of signing new professionals as part of the Company’s growth strategy which was partially offset by income from the Company’s operations. The Company also used $45.0 million for net investing activities related primarily to the purchase of two office buildings that the Company is holding for potential future sale to Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”). Other net investing activities included purchases of $4.6 million of equipment, software and leasehold improvements, purchases of $2.1 million of warrants of Realty Advisors and the receipt of approximately $3.9 million from the sale of the Company’s common shares of LoopNet, Inc. Net financing activities included the receipt of approximately $43.4 million of net proceeds from the secondary offering, the payment of $10.1 million in connection with the exchange of the Series A-1 Preferred Stock, the repayment of $40.0 million of then outstanding credit facility debt in late July 2006. The Company also made subsequent borrowings on the credit facility debt in February and March 2007 totaling $45.5 million, primarily to fund the purchase of the two office buildings acquired in February 2007.
The Company has historically experienced the highest use of operating cash in the quarter ended March 31, primarily related to the payment of incentive and deferred commission payable balances which attain peak levels during the quarter ended December 31. Deferred commission balances of approximately $11.4 million, related to revenues earned in calendar year 2006, were paid in January 2007, and production and incentive bonuses of approximately $10.4 million were paid during the quarter ended March 31, 2007.
See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.
In late July 2006, the Company repaid the $40.0 million borrowing that was outstanding under the revolving line of credit as of June 30, 2006. During February 2007, the Company amended its credit facility with Deutsche Bank Trust Company Americas to provide the Company more flexibility with respect to its real property acquisitions and certain covenants. Pursuant to this amendment, the Company may invest up to $42.5 million of its funds (which may be borrowed under the credit facility) and obtain certain non-recourse debt to finance acquisitions of, and capital expenditures relating to, real property that it intends to hold for future sale to Realty Advisors. The non-recourse debt used to finance such acquisitions may be collateralized by the acquired real property or the assets or securities of the limited purpose subsidiary of the Company that purchases such property (a “Limited Purpose Subsidiary”). To the extent of any net proceeds from non-recourse debt in excess of 75% of the cost of such real property and any capital expenditures related thereto, the Company must repay the principal amount borrowed under the credit facility. Each Limited Purpose Subsidiary will be disregarded for purposes of determining the Company’s compliance with its financial covenants under the credit facility. Although the Company’s current intention is to sell any real property it acquires to Realty Advisors, the Company and Realty Advisors do not have any current arrangement or agreement with respect to any real property, and Realty Advisors does not have any obligation to purchase any real property from the Company. Any subsequent acquisition by Realty Advisors of any real property would be subject to the prior approval of both Realty Advisor’s Board of Directors and its stockholders. If the Company does not sell the acquired properties to Realty Advisors by September 30, 2007, the Company, on a quarterly basis, to the extent of Adjusted Excess Cash Flow (as defined in the amendment) for such quarter, is required to repay the principal amount borrowed under the credit facility to finance its real property acquisitions and the Company must sell such property to a third party by March 31, 2008. In addition, the net proceeds from any sale of the real property by the Company to Realty Advisors must be used to pay down borrowings under the credit facility.
This amendment also reduced the term loan portion of the credit facility (the “Term Loan Facility”) from $40 million to $20 million, thereby reducing the current total credit facility from $100 million to $80 million, but simultaneously provided that the revolving portion of the credit facility may be expanded from $60 million to $80 million at the request of the Company subject to the approval of the lender. The Term Loan facility may now only be used for real property acquisitions. Previously, the Term Loan Facility was available for acquisitions by the Company of real estate service companies. The Company’s covenants under the credit facility were also revised to provide the Company with more operational flexibility.
Currently, the Company has $20.0 million outstanding under its term loan and $25.5 million outstanding under the revolving portion of the credit facility. The Company also has issued letters of credit for approximately $4.0 million, leaving approximately $30.5 million of the $60.0 million revolving line of credit available for future borrowings. The Company believes that it can meet its working capital needs with internally generated operating cash flow and, as necessary, additional borrowings under its revolving portion of the credit facility.
Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate the Company incurred on all credit facility obligations during fiscal years 2007 and 2006 was 8.58% and 7.55%, respectively.
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
On February 15, 2007, the Company, through GERA Abrams Centre LLC, a wholly-owned subsidiary of the Company, closed on the purchase of an office building, Abrams Office Center, located in Dallas, Texas, (the “Abrams Property”) for a contract price of $20.0 million. On February 28, 2007, the Company through GERA 6400 Shafer LLC, another wholly-owned subsidiary of the Company, closed on the purchase of commercial real property (the “Shafer Property”) located in Rosemont, Illinois, for a contract price of $21.5 million. (See Note 10 of Notes to Financial Statements for additional information.)
In addition, the Company, through its wholly-owned subsidiary, GERA Property Acquisition LLC, entered into an agreement on February 21, 2007, which was subsequently amended, (the “Purchase Agreement”), that gives the Company the right to purchase certain real property located in Danbury, Connecticut, for a purchase price of approximately $80.8 million. Should the Company choose to move forward with the purchase, its closing is expected to occur on a mutually agreed upon date not later than July 31, 2007 unless the Company gives written notice to the seller on or prior to July 17, 2007 and makes an additional earnest deposit of $1,000,000. The closing would then be extended to a mutually agreed upon date not later than August 30, 2007. Conversely, should the Company choose to terminate the agreement, the Company’s current earnest deposit of $2,000,000 would be forfeited and paid to the seller.
The Company’s current intention is for Realty Advisors to directly or indirectly acquire the property from the seller pursuant to the Purchase Agreement simultaneously with Realty Advisors’ direct or indirect acquisition of the Abrams Property and Shafer Property from the Company. The Company and Realty Advisors, however, do not have any current arrangement or agreement with respect to the properties and Realty Advisors does not have any obligation to purchase the properties from the Company either directly or indirectly. Any subsequent acquisition by Realty Advisors of the properties in connection with Realty Advisors’ business combination would be subject to the prior approval of both Realty Advisors’ Board of Directors and its stockholders
In the event that the Company acquires this property, as described above, this property, when aggregated with the Abrams Property and the Shafer Property, would constitute properties sufficient, if acquired by Realty Advisors, to constitute a business combination by Realty Advisors.
The Company believes it has sufficient liquidity through its current cash reserves and/or available capacity under its current credit facility should the Company elect to move forward with this acquisition. However, there is no assurance that this particular property will be acquired by the Company.

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

$60,479

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk — Derivatives
The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of March 31, 2007, the outstanding principal balances on these debt obligations totaled $45.5 million. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the amended credit agreement executed by the Company in April 2006 required the Company to maintain interest rate hedge agreements against the greater of i) 50 percent of all variable interest debt obligations or ii) the aggregate principal amount outstanding under the term loan facility of the credit agreement. The Company executed such agreements with Deutsche Bank AG in May 2006, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.0% of the underlying notional amounts.
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.
Item 4. Controls and Procedures
Effective as of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 2, 3, 4 and 5 are not applicable
for the quarter ended March 31, 2007)

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

GRUBB & ELLIS COMPANY
(Registrant)

Date: May 15, 2007	/s/ Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer

Grubb & Ellis Company
EXHIBIT INDEX
for the quarter ended March 31, 2007
Exhibit
(31)	Section 302 Certifications

(32)	Section 906 Certification