Form 10-K
period 2007-06-30
GRUBB & ELLIS CO
filed 2007-08-30
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

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

Large accelerated filer  ☐          Accelerated filer  ☑           Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2006 was approximately $181,511,000.

The number of shares outstanding of the registrant’s common stock as of August 24, 2007 was 25,914,120 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year (June 30, 2007) are incorporated by reference into Part III of this Report.

GRUBB & ELLIS COMPANY
FORM 10-K

GRUBB & ELLIS COMPANY

PART I

Item 1.	Business

General

Grubb & Ellis Company, a Delaware corporation organized in 1980 and founded nearly 50 years ago in Northern California, is one of the most recognized full service commercial real estate services firms in the United States. For the most recent fiscal year ended June 30, 2007, the Company generated revenue of $513.3 million and operating income of $2.5 million.

Drawing on the resources of nearly 5,500 real estate professionals, including a brokerage sales force of approximately 1,800 brokers nationwide in the Company’s and its affiliates’ offices, the Company and its affiliates combine local market knowledge with a national service network to provide innovative, customized solutions for real estate owners, corporate occupants and investors.

The Company, through its owned and affiliate locations, has one of the largest domestic footprints in the industry, with a network of over 115 offices (including over 50 owned by the Company and over 65 affiliate offices), allowing it to execute locally in all primary markets and key secondary and tertiary markets throughout the United States on behalf of its clients. This local market presence enables the Company to deliver a full range of commercial real estate services to corporate and institutional clients with multiple real estate needs, including complete outsourcing solutions.

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

Whether executing for a client with a single location or one with facilities in multiple regions, the Company’s professionals offer local market expertise and strategic insight into real estate decisions. This advice is supported by a network of approximately 90 research professionals, who produce in-depth market research, plus additional market research generated by its affiliate offices. In addition, this advice is also supported by specialty practice groups focusing on industry segments including office, industrial, retail, private capital, institutional investment and land.

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

The Company actively engages its brokerage force in the execution of its marketing strategy. Regional and metro-area managing directors, who are responsible for operations in each major market, facilitate the development of brokers. Through the Company’s specialty practice groups, known as “Specialty Councils,” key personnel share information regarding local, regional and national industry trends and participate in national marketing activities, including trade shows and seminars. This ongoing dialogue among brokers serves to increase their level of expertise as well as their network of relationships, and is supplemented by other more formal education, including recently expanded training programs offering sales and motivational training and cross-functional networking and business development opportunities.

The Company intends to aggressively recruit and hire (either individually or through acquisitions) additional brokerage professionals with experience primarily in the areas of investment sales, agency leasing and tenant representation. The Company believes that its strong brand recognition, platform of a full range of client services and the opportunity to deliver additional real estate services create an environment conducive to attracting the most experienced and capable brokers.

In some local markets where the Company does not have owned offices, it has affiliation agreements with independent real estate service providers that conduct business under the Grubb & Ellis brand. The Company’s affiliation agreements provide for exclusive mutual referrals in their respective markets, generating referral fees. The Company’s affiliation agreements are generally multi-year contracts. Through its affiliate offices, the Company has access to nearly 900 brokers and their local market research capabilities.

The Company has an agreement to provide exclusive commercial real estate brokerage and consulting services to its affiliate, Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), related to its real property acquisitions, dispositions, project management and leasing.

Transaction Services has represented the larger portion of the Company’s operations, and in fiscal years 2007, 2006 and 2005, it represented 60.2%, 60.3% and 57.8% of the Company’s total revenue, respectively.

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

The Company’s facilities management business is designed to provide comprehensive portfolio and property management services to corporations and institutions that outsource their real estate management functions. The properties under management range from large corporate headquarters to industrial complexes, sales offices and data centers, often in geographically dispersed locations. Facilities management professionals create working partnerships with each client to deliver fully integrated real estate services that are tailored to the specific needs of each organization. Typically, performance measures are developed to quantify progress made toward the goals and objectives that are mutually set with clients. The Company’s facilities management unit also serves as an important point of entry for other services and for integrated platform solutions for domestic and international requirements, including but not limited to, consulting services, site selection, feasibility studies, exit strategies, market forecasts, appraisals, project management, strategic planning and research services.

The Company has an agreement to be the exclusive managing agent for all real property acquired by its affiliate, Realty Advisors.

Management Services has represented 39.8%, 39.7% and 42.2% of the Company’s total revenue, in fiscal years 2007, 2006 and 2005, respectively. Reimbursed salaries, wages and benefits, where the owner of a property will reimburse the Company for on-site employee salaries and related benefit costs that are incurred on behalf of the owner, has comprised more than 70% of this segment’s cumulative revenue for these three fiscal years. The remaining revenue in this business segment is typically generated through monthly fees based on a percentage of rental revenue for property management services and negotiated monthly or annual fees for facilities management services. As of June 30, 2007, Management Services had approximately 178 million square feet of property under management. Including affiliate offices, total square feet of property under management was 229 million.

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

Preferred Stock Exchange

On April 28, 2006, the Company entered into an agreement with KV to exchange all 11,725 shares of the Series A-1 Preferred Stock owned by KV (the “Preferred Stock Exchange”), which represented all of the issued and outstanding shares of the Company’s preferred stock, for (i) 11,173,925 shares of the Company’s common stock, which is the common stock equivalent that the holder of the Series A-1 Preferred Stock was entitled to receive upon liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of approximately $10,057,000 (or $0.90 per share of newly issued shares of common stock). The Preferred Stock Exchange closed simultaneously with the closing of the Secondary Offering on July 6, 2006. The amount by which the fair value of the consideration transferred to KV, which totaled approximately $116.2 million, exceeded the carrying amount of the Series A-1 Preferred Stock in the Company’s financial statements, which totaled approximately $10.9 million, including issuance costs, was recorded as a charge to earnings totaling approximately $105.3 million, therefore reducing the amount of earnings available to common stockholders for such period. A substantial portion of this amount is related to a one-time, non-cash charge totaling approximately $95.2 million, as the cash portion of the amount is equal to the $10,057,000 payment described above.

Secured Credit Facility

In late July 2006, the Company repaid the $40.0 million borrowing that was outstanding under its revolving line of credit with Deutsche Bank Trust Company Americas. During February 2007, the Company amended its credit facility to provide the Company more flexibility with respect to its real property acquisitions and certain covenants. Pursuant to this amendment, the Company may invest up to $42.5 million of its funds (which may be borrowed under the credit facility) and obtain certain non-recourse debt to finance acquisitions of, and capital expenditures relating to, real property that it intends to hold for future sale to Realty Advisors. The non-recourse debt used to finance such acquisitions may be collateralized by the acquired real property or the assets or securities of the limited purpose subsidiary of the Company that purchases such property (a “Limited Purpose Subsidiary”). To the extent of any net proceeds from non-recourse debt in excess of 75% of the cost of such real property and any capital expenditures related thereto, the Company must repay the principal amount borrowed under the credit facility. Each Limited Purpose Subsidiary will be disregarded for purposes of determining the Company’s compliance with its financial covenants under the credit facility. Although the Company has signed a definite Membership Interest Purchase Agreement with Realty Advisors, dated as of June 18, 2007, to sell the real property that it acquired to Realty Advisors, the sale is subject to, among other things, the approval of the transaction by the holders of a majority of the common stock issued in the IPO and the holders of less than 20 percent of the common stock issued in the IPO voting against the transaction and electing to exercise their conversion rights. If the Company does not sell the acquired properties to Realty Advisors by September 30, 2007, the Company, on a quarterly basis, to the extent of Adjusted Excess Cash Flow (as defined in the amendment) for such quarter, is required to repay the principal amount borrowed under the credit facility to finance its real property acquisitions and the Company must sell such property to a third party by March 31, 2008. In addition, the net proceeds from any sale of the real property by the Company to Realty Advisors must be used to pay down borrowings under the credit facility.

This February 2007 amendment also reduced the term loan portion of the credit facility from $40 million to $20 million, thereby reducing the current total credit facility from $100 million to $80 million, but simultaneously provided that the revolving portion of the credit facility may be expanded from $60 million to $80 million at the request of the Company and subject to the approval of the lender. The term loan portion of the credit facility may now only be used for real property acquisitions. Previously, the term loan portion of the credit facility was available for acquisitions by the Company of real estate service companies. The Company’s covenants under the credit facility were also revised to provide the Company with more operational flexibility.

Real Estate Held for Sale

During late fiscal 2007, the Company, through wholly-owned subsidiaries, acquired three commercial properties for an aggregate contract price of $122,200,000, along with acquisition costs of approximately $1,325,000, and assumed obligations of approximately $542,000. (See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.) The Company funded its equity position in these acquisitions primarily with borrowings from its credit facility.

Simultaneous with the acquisition of the final property, the Company’s subsidiaries that hold the warehoused properties closed two non-recourse mortgage loan financings with Wachovia Bank, N.A. in an aggregate amount of $120.5 million. The proceeds of the mortgage loans were used to finance the purchase of the final property, to fund certain required reserves for the three properties, to pay the lender’s fees and costs and to repay certain amounts borrowed by the Company through its credit facility with respect to the first two properties purchased.

The Company acquired the three properties with the intention to hold them for future sale to Realty Advisors. On June 18, 2007, the Company entered into a definite Membership Interest Purchase Agreement (the “Acquisition Agreement”), among the Company, Realty Advisors and GERA Property Acquisition, LLC a wholly owned subsidiary of the Company (“Property Acquisition”). Pursuant to the Acquisition Agreement, Realty Advisors shall acquire all of the issued and outstanding membership interests of Property Acquisition held by Property Acquisition’s sole member, the Company (the “Acquisition”), on a “cost neutral basis” taking into account the costs and expenses paid by the Company with respect to the purchase of the properties and imputed interest on cash advanced by the Company with respect to the properties.

As a result of the Acquisition, Realty Advisors will indirectly acquire and own the properties. Prior to entering into the Acquisition Agreement, the Company and Realty Advisors did not have any agreement with respect to the properties and Realty Advisors did not have any obligation to purchase these properties from the Company. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

The Acquisition is subject to, among other things, the approval of the transaction by the holders of a majority of the common stock issued in the Realty Advisors IPO and the holders of less than 20 percent of the common stock issued in the IPO voting against the transaction and electing to exercise their conversion rights. There is no assurance that the foregoing conditions for the approval of the Acquisition will occur.

Agreement and Plan of Merger

On May 22, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, NNN Realty Advisors, Inc. (“NNN Realty Advisors”) and B/C Corporate Holding, Inc. (“Merger Sub”), a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, NNN Realty Advisors will become a wholly owned subsidiary of the Company (the “Merger”).

The Merger will be effected through the issuance of 0.88 shares of the Company’s common stock for each share of NNN Realty Advisors common stock outstanding. Following the Merger, the Company stockholders will own approximately 41% of the combined company and NNN Realty Advisors stockholders will own approximately 59% of the combined company.

The merged companies will retain the Grubb & Ellis name and will continue to be listed on the NYSE under the ticker symbol “GBE”. The combined company will be headquartered in Santa Ana, CA and the Company’s Board of Directors will be increased to nine members. The Board will include six nominees from NNN Realty Advisors and three nominees from the Company. Anthony W. Thompson, Founder and Chairman of the Board of NNN Realty Advisors, will join the Company as Chairman of the Board. Each of C. Michael Kojaian, currently Chairman of the Board of Directors of the Company, Rodger D. Young and Robert J. McLaughlin will remain on the Board of Directors of the Company. Mr. Young will be Chairman of the combined company’s Governance and Nominating Committee and Mr. McLaughlin will be Chairman of the combined company’s Audit Committee. Scott D. Peters, President and Chief Executive Officer of NNN Realty Advisors will become Chief Executive Officer of the Company and will also join the Company’s Board of Directors.

The transaction is expected to close in the third or fourth quarter of 2007, subject to the approval by the stockholders of both companies and other customary closing conditions of transactions of this type. Certain entities affiliated with the Chairman of the Board of the Company, which collectively own approximately 39% of the outstanding shares of the Company common stock, have agreed to vote their shares in favor of the Merger. Similarly, certain members of management and the Board of Directors of NNN Realty Advisors who collectively own approximately 28% of the outstanding shares of NNN Realty Advisors common stock have agreed to vote their shares in favor of the Merger.

In connection with the proposed transaction, the Company and NNN Realty Advisors filed a preliminary joint proxy statement/prospectus with the Securities and Exchange Commission on July 3, 2007 as part of a registration statement on Form S-4 regarding the proposed merger.

Strategic Initiatives

Throughout fiscal 2007, the Company continued to execute the strategic initiatives identified in the Company’s five-year growth plan. The objectives of the five-year growth plan, which was initiated in January 2006, are designed to take advantage of the opportunities that exist in the commercial real estate services industry. Specifically, the objectives are to: raise client service to a new level by delivering innovative, integrated solutions; expand the Company’s domestic presence; enhance service offerings; and build a sustainable global platform.

The Company focused on its strategic initiatives throughout fiscal 2007. At June 30, 2007, the Company had 931 brokers, up from 906 at June 30, 2006. The Company’s recruiting gains were system-wide, with a particular focus on those markets in which the Company believes there is significant growth potential. In addition to growing its brokerage sales forces, the Company is committed to upgrading the quality of its brokers. During fiscal 2007 the Company attracted 199 professionals and 174 brokers transitioned out of the Company, of which 81 percent were lower-tier producers. The Company believes its proposed merger with NNN Realty Advisors will facilitate its continued ability to recruit and hire top talent to strengthen its presence in key markets.

The Company continues to enhance its products and service offerings. Its project management business, which was launched in January 2006 to provide construction management services to corporate clients, grew to 28 employees during fiscal 2007, from six at June 30, 2006, giving the group a presence in Atlanta, Chicago,

Detroit, Los Angeles, New York and San Francisco. In addition, the Company continued to expand its Specialty Councils with the hiring of a seasoned supply chain executive to create a global logistics group. The Company’s Private Capital Group, which was formed in January 2006 to serve the needs of private investors, was expanded to 33 offices during fiscal 2007, and its Retail Group built its presence with the addition of senior retail professionals throughout the country.

The Company also advanced its investment management strategy with the purchase through a warehousing strategy of three commercial real estate assets for future sale to its affiliate, Realty Advisors. The Company formed Realty Advisors in September 2005 for the purpose of acquiring underperforming assets in secondary, tertiary and suburban markets that can be repositioned and sold. In June 2007, the Company announced a definitive agreement with Realty Advisors to sell the properties to Realty Advisors on a “cost neutral” basis. Realty Advisors has filed a preliminary proxy statement with the Securities and Exchange Commission. The Company currently owns 19 percent of Realty Advisors, and if the business combination is approved, the Company expects to further benefit from the transaction and management fees earned through its relationship going forward.

The Company is committed to providing unparalleled client service. In addition to expanding the scope of products and services offered, it is also focused on ensuring that it can support client relationships with best-in-class service. During fiscal 2007, the Company continued to expand the number of client service relationship managers, which provide a single point of contact to corporate clients with multi-service needs. At June 30, 2007, the Company had 33 multi-service corporate accounts, up from 25 a year earlier. In addition, the Company experienced significant year-over-year growth in its management portfolio, ending fiscal 2006 with 178 million square feet under management, up from 158 million a year earlier. Approximately 62 percent of its new assignments came from existing clients, suggesting a high level of client satisfaction.

On May 22, 2007, the Company and NNN Realty Advisors entered into a definitive merger agreement to create a diversified real estate services company providing a complete range of transaction, management and consulting services. Following the merger, which requires stockholder approval of both companies and the satisfaction of other customary closing conditions, the combined company will retain the Grubb & Ellis name. The Company believes the merger will provide a much stronger financial platform from which to execute its growth strategy.

Industry and Competition

The U.S. commercial real estate services industry is large and highly fragmented, with thousands of companies providing asset management, investment management and brokerage services. In recent years the industry has experienced substantial consolidation, a trend that is expected to continue.

The top 25 brokerage companies collectively completed nearly $842 billion in investment sales and leasing transactions globally in 2006, according to a survey by National Real Estate Investor. The Company ranked 12th in this survey, including transactions in its affiliate offices.

Within the management services business, according to a recent survey by National Real Estate Investor, the top 25 companies in the industry manage over 7.5 billion square feet of commercial property. The Company ranks as the eighth largest property management company in this survey with 210 million square feet under management at year end 2006, including property under management in its affiliate offices. The largest company in the survey had 1.7 billion square feet under management.

The Company competes in a variety of service businesses within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other regional and national service providers, but also from global real estate providers, boutique real estate advisory firms and appraisal firms. Although many of the Company’s competitors are local or regional firms that are substantially smaller than the Company, some competitors are substantially larger than the Company on a local, regional, national and/or international basis. The Company’s significant competitors include CB Richard Ellis, Jones Lang LaSalle and Cushman & Wakefield, all of which have global platforms. The Company believes that it needs such a platform in order to effectively compete for the business of large multi-national corporations that are increasingly seeking a single real estate services provider. While there can be no assurances that the Company will be able to continue to compete effectively, maintain current fee levels or margins, or maintain or increase its market share, based on its competitive strengths, the Company believes that it can operate successfully in the future in this highly competitive industry.

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

Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. As a property manager, the Company could be held liable as an operator for any such contamination, even if the original activity was legal and the Company had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, the Company could be held responsible for more than its share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. The Company could also incur liability for property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties that it manages. Insurance for such matters may not always be available, or sufficient to cover the Company’s losses. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase the Company’s costs of legal compliance and potentially subject the Company to violations or claims. Although such costs have not had a material impact on the Company’s financial results or competitive position in fiscal year 2007, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause the Company to incur significant costs in the future, and/or adversely impact the brokerage and management services businesses. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Seasonality

Since the majority of the Company’s revenues are derived from transaction services, which are seasonal in nature, the Company’s revenue stream and the related commission expense are also subject to seasonal fluctuations. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Revenue in any given quarter during the years ended June 30, 2007, 2006 and 2005, as a percentage of total annual revenue, ranged from a high of 29.2% to a low of 22.3%.

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

Employees

As of June 30, 2007, the Company’s network consisted of nearly 5,500 real estate professionals, including a brokerage sales forces of approximately 1,800 brokers nationwide in the Company’s and its affiliates’ offices. The Company had 4,200 employees and more than 900 transaction professionals working in over 50 owned offices. The Company has access to nearly 900 additional transaction professionals in over 65 affiliate offices. Nearly 2,400 employees serve as property and facilities management staff at the Company’s client-owned properties, and the Company’s clients reimburse the Company fully for their salaries and benefits. The Company considers its relationship with its employees to be good and has not experienced any interruptions of its operations as a result of labor disagreements.

Availability of this Report

The Company’s internet address is www.grubb-ellis.com. On the Investor Relations page on this web site, the Company posts its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and its proxy statements as soon as reasonably practicable after it files them electronically with the Securities and Exchange Commission. All such filings on the Investor Relations web page are available to be viewed free of charge. In addition, a copy of this Annual Report on Form 10-K is available without charge by contacting Investor Relations, Grubb & Ellis Company, 500 W. Monroe Street, Suite 2800, Chicago, IL 60661.

Item 2.	Properties

The Company leases all of its office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of June 30, 2007, the Company leased over 650,000 square feet of office space in 56 locations under leases which expire at various dates through February 28, 2017. For those leases that are not renewable, the Company believes that there are adequate alternatives available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information, which is incorporated herein by reference.

Item 3.	Legal Proceedings

Information with respect to legal proceedings can be found in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

GRUBB & ELLIS COMPANY

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market and Price Information

The principal market for the Company’s common stock was the over-the-counter market (“OTC”) through June 29, 2006. As of June 30, 2006, the principal market is the New York Stock Exchange (“NYSE”). The following table sets forth the high and low sales prices of the Company’s common stock on the OTC for each quarter of the fiscal years ended June 30, 2007 and 2006.

	2007		2006
	High	Low	High	Low

First Quarter	$10.21	$7.91	$7.30	$5.80
Second Quarter	$12.61	$8.76	$12.05	$5.55
Third Quarter	$11.90	$10.23	$14.20	$9.04
Fourth Quarter	$13.25	$10.69	$14.50	$9.00

As of August 24, 2007, there were 1,012 registered holders of the Company’s common stock and 25,914,120 shares of common stock outstanding. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

No cash dividends were declared on the Company’s common stock during the fiscal years ended June 30, 2007 or 2006. Any such dividends declared and paid are restricted in amount by provisions contained in the credit agreement between the Company and various lenders to not more than 100% of Excess Cash Flow generated in the prior fiscal year, as that term is defined in the credit agreement.

Sales of Unregistered Securities

On September 21, 2006, pursuant to the Company’s 2005 Restricted Share Program for Outside Directors, the Company granted to its outside directors an aggregate of 27,230 restricted shares of the Company’s common stock which vest one-third on each of the first, second and third anniversaries of the date of grant and had an aggregate fair market value of $250,000 on the trading day immediately preceding the date of grant. On November 15, 2006, as an inducement for an employee to extend his employment with the Company and pursuant to a Second Amendment to an Employment Agreement dated November 15, 2006 and a related Second Restricted Share Agreement dated November 15, 2006, the Company granted to an employee 31,964 restricted shares of the Company’s common stock which vest on December 29, 2009 and had a fair value of $350,000 on the trading day immediately preceding the date of grant. On February 15, 2007, as an inducement for an employee to accept employment with the Company and pursuant to an Employment Agreement dated February 9, 2007 and a related Restricted Share Agreement dated February 15, 2007, the Company granted to an employee restricted shares of the Company’s common stock which vest on February 14, 2011 and had a fair market value of $227,500 on the trading day immediately preceding the date of grant. On March 8, 2007, pursuant to an Employment Agreement dated March 8, 2005 and a Restricted Share Agreement dated March 8, 2005, the Company granted to its CEO 71,158 restricted shares of the Company’s common stock which vest in equal, annual installments of thirty-three and one-third percent (33 1/3%) on each of the first, second and third anniversaries of March 8, 2007 and had a fair market value of $750,000 on the trading day immediately preceding the date of grant. The issuances by the Company of restricted shares in the transactions described in this paragraph were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, as such transactions did not involve a public offering by the Company.

Equity Compensation Plan Information

The following table provides information on equity compensation plans of the Company as of June 30, 2007.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	762,486	$5.63	3,532,724
Equity compensation plans not approved by security holders	777,141	$9.26	—
Total	1,539,627	$7.46	3,532,724

Equity Compensation Plans Not Approved by Stockholders

The Grubb & Ellis 1998 Stock Option Plan was adopted without the approval of the Company’s security holders. In addition, restricted stock awards that were granted prior to the adoption of the 2006 Omnibus Equity Plan, which totaled 534,213 shares, were granted without the approval of the Company’s security holders. Of these shares, 386,444 remain available for future issuance. Additional information can be found in Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report and is incorporated herein by reference.

Grubb & Ellis Stock Performance

The following section entitled, “Grubb & Ellis Stock Performance” is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the 1933 Act or the Exchange Act.

The following graph compares the cumulative 5-year total return to shareholders on Grubb & Ellis Company’s common stock relative to the cumulative total returns of the S&P 500 index, and a customized peer group of three companies that includes: CB Richard Ellis Group Inc, Grubb & Ellis Company and Jones Lang LaSalle Inc. The graph assumes that the value of the investment in the company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 6/30/2002 and tracks it through 6/30/2007.

COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Grubb & Ellis Company, The S&P 500 Index
And A Peer Group

	6/02	6/03	6/04	6/05	6/06	6/07
Grubb & Ellis Company	100.00	47.19	79.92	281.12	371.49	465.86
S&P 500	100.00	100.25	119.41	126.96	137.92	166.32
Peer Group	100.00	62.61	107.34	220.42	393.87	553.95

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Copyright© 2007, Standard & Poor’s, a division of the Mc Graw-Hill Companies, Inc. All right reserved. www.researchdatagroup.com/S&P.htm.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PEER GROUP 1

CB Richard Ellis Group Inc
Grubb & Ellis Company
Jones Lang LaSalle Inc

Item 6.	Selected Financial Data

Five-Year Comparison of Selected Financial and Other Data for the Company:

	For the Years Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except share data)

Total services revenue	$513,286	$490,127	$463,535	$440,554	$425,946
Net income (loss) to common stockholders	(102,233)	4,911	12,378	12,576	(17,902)
Benefit (provision) for income taxes	(3,253)	(2,487)	152	2,821	(2,432)
(Increase) decrease in deferred tax asset valuation allowance	(674)	1,688	5,208	7,853	(7,707)
Net income (loss)	3,034	4,911	13,267	14,194	(16,772)
Net income (loss) per common share
— Basic	(4.00)	0.41	0.82	0.83	(1.19)
— Diluted	(4.00)	0.40	0.81	0.83	(1.19)
Weighted average common shares
— Basic	25,554,609	11,965,899	15,111,898	15,097,371	15,101,625
— Diluted	25,554,609	12,314,242	15,221,982	15,101,183	15,101,625

	As of June 30,
	2007	2006	2005	2004	2003
	(in thousands, except share data)

Consolidated Balance Sheet Data:
Total assets excluding real estate held for sale	$97,583	$94,223	$84,620	$73,715	$75,102
Real estate held for sale	171,266	—	—	—	—
Liabilities related to real estate held for sale	169,930	—	—	—	—
Working capital	2,736	9,993	18,094	8,622	(2,723)
Long-term debt	—	40,000	25,000	25,000	—
Long-term debt—affiliate	—	—	—	—	31,300
Other long-term liabilities	10,921	9,826	6,628	7,551	10,323
Stockholders’ equity	48,001	11,526	24,497	14,623	255
Book value per common share	1.85	1.22	1.62	0.97	0.02
Common shares outstanding	25,914,120	9,579,025	15,114,871	15,097,371	15,097,371

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•  Liquidation and Dissolution of Realty Advisors, an Affiliate of the Company. The failure of Realty Advisors, an affiliate of the Company, to effect a business combination would require that entity to liquidate and dissolve, which could harm the Company because of the Company’s association with that entity. Some of the ways this could harm the Company are:

•	It could damage the Company’s reputation, because of its close association with Realty Advisors. The damage to the Company’s reputation and the resulting impact on its stock price is difficult to quantify.

•	The Company would lose its entire investment in Realty Advisors.

•	The Company would lose the opportunity to earn revenue and fees in accordance with the terms and conditions of its agreements with Realty Advisors.

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

•  Limitations Imposed by Senior Secured Credit Facility. The Company’s senior secured credit facility contains customary restrictions, subject to certain exceptions, on its ability to undertake certain actions. If the Company determines that it is in its best interest to undertake a restricted action, the Company will need to secure a waiver from its lenders before it can consummate such action. The Company may not be able to secure such waiver from its lenders, and thus the Company may be forced to refrain from taking such action even though the Company believes such action to be in its best interests. For instance, if the Company does not receive approval from its lenders, it may be difficult or impossible for the Company to make an acquisition, and the Company’s business, financial condition or results of operations may be harmed.

•  Risks Associated with Acquisitions. In connection with the Company’s strategic initiatives, it may undertake one or more additional strategic acquisitions. There can be no assurance that significant difficulties in integrating operations acquired from other companies and in coordinating and integrating systems will not be encountered, including difficulties arising from the diversion of management’s attention from other business concerns, the difficulty associated with assimilating groups of broad and geographically dispersed personnel and operations and the difficulty in maintaining uniform standards and policies. There can be no assurance that any integration will ultimately be successful, that the Company’s management will be able to effectively manage any acquired business or that any acquisition will benefit the Company overall.

•  Failure to complete the proposed merger with NNN Realty Advisors could negatively impact the stock prices and the future business and financial results of the Company. Grubb & Ellis may be adversely affected and subject to certain risks if the proposed merger is not completed. These risks include the following:

•	the obligation, under certain circumstances under the merger agreement, to pay a termination fee of $25.0 million if NNN Realty Advisors terminates the agreement as a result of certain breaches of the merger agreement by the Company;

•	the incurrence of unreimbursable costs relating to the merger;

•	the attention of the Company’s management will have been diverted to the merger instead of on the Company’s own operations and pursuit of other opportunities that could have been beneficial to the Company; and

•	customer perception may be negatively impacted which could affect the ability of the Company to compete for, or to win, new and renewal business in the marketplace.

The failure to complete the merger and the occurrence of some, or all, of the above risks could have a material adverse effect on the business and results of operations of the Company.

•  Whether or not the proposed merger with NNN Realty Advisors is completed, the announcement and pendency of the merger could impact or cause disruptions in the Company’s business, which could have a material adverse effect on its results of operations and financial condition. Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruption in the Company’s business. Specifically:

•	current and prospective clients of the Company may experience uncertainty associated with the merger, including with respect to current or future business relationships with the Company, and may attempt to negotiate changes in, or terminate, existing business relationships or consider entering into business relationships with parties other than the Company, either before or after completion of the merger;

•	the Company’s employees may experience uncertainty about their future roles, which might adversely affect the Company’s ability to retain and hire key managers and other employees;

•	if the merger is completed, the accelerated vesting of stock options and availability of certain other “change in control” benefits to the Company’s officers and employees on completion of the merger could result in increased difficulty or cost in retaining the Company’s officers and employees; and

•	the attention of the Company’s management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations.

The Company may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on the businesses and results of operations or prospects of the Company if the merger is not completed or of the combined company if the merger is completed.

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

•  Other Factors. Other factors are described elsewhere in this Annual Report and in Exhibit 99.1. Certain additional risk factors, including risk factors related to the proposed merger with NNN Realty Advisors, are set forth in the preliminary proxy statement/prospectus filed with the SEC on July 3, 2007 with respect to the proposed merger.

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

Impairment of Goodwill

On July 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The Company completed the transitional impairment test of goodwill as of July 1, 2002 and the annual impairment test as of June 30, 2007 and 2006, and has determined that no goodwill impairment will impact the earnings and financial position of the Company as of those dates. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. The determination of impairment under FAS 142 requires the Company to estimate the fair value of reporting units. This fair value estimation involves a number of judgmental variables, including market multiples, which may change over time.

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

RESULTS OF OPERATIONS

Overview

The Company reported net income of $3.0 million for the year ended June 30, 2007, reflecting a decrease over fiscal 2006 primarily due to the Company’s investment in its growth initiatives along with costs of approximately $2.3 million related primarily to its proposed merger.

Fiscal Year 2007 Compared to Fiscal Year 2006

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

Total services revenue of $513.3 million was recognized for fiscal year 2007 as compared to revenue of $490.1 million for the same period last year. The improvement for the year reflects the positive impact from the Company’s continued investment in its strategic initiatives.

Transaction fees increased by $13.4 million, or 4.5%, for fiscal year 2007 over the same period in 2006. These results reflect the ongoing transition taking place in the business as the Company focuses on broker productivity and recruiting experienced, high-quality brokerage professionals. The Company experienced continued significant year-over-year revenue improvements in New York, Washington D.C., Chicago and Atlanta, markets in which the Company has been investing heavily as part of its growth strategy. The increases were partially offset by decreased revenue from certain offices that produced significant performance in the prior fiscal year.

Management fees increased by $9.7 million, or 5.0%, in the current fiscal year over the same period in 2006 due to organic growth in the property and facilities management business, as square feet under management increased by approximately 20 million square feet. Net of reimbursable salaries expense, management fees increased 8.8% for fiscal year 2007 over the same period in 2006 as a result of an increase in square feet under management over the past twelve months. The Company also began recognizing revenues from certain of its new business service lines, such as project management, beginning in fiscal 2007.

Costs of Services

Transaction commission expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense decreased slightly to 62.5% for fiscal year 2007, compared with 62.8% for the same period in 2006.

Certain salaries, wages and benefits for employees in the Company who are dedicated to client properties are reimbursed by those clients in accordance with the terms of their management contracts. These costs increased by $5.3 million, or 3.7% in the current fiscal year over the same period in 2006.

Salaries and other direct costs consist primarily of non-reimbursed expenses directly related to the management of properties. These costs increased by $2.8 million, or 7.5%, for fiscal year 2007 over fiscal year 2006 due primarily to the direct costs incurred that are related to the Company’s newly created project management business.

General and Administrative Costs

Salaries, wages and benefits increased by $6.2 million, or 10.7%, during fiscal year 2007, compared with 2006. This increase was driven by the Company’s continued investment in professionals, including key business leaders, to build and expand strategic offices and core services. Over the past year, the Company expanded its Transaction Services management structure to include an Eastern Region President and added new leaders in New York and Washington D.C. Selling, general and administrative expenses increased by $4.2 million, or 8.6%, for the same period. Investments in professional and client development, increased occupancy costs and additional insurance costs for directors and officers all contributed to the increase.

Depreciation and amortization expense for fiscal year 2007 increased 14.2% to $8.8 million from $7.7 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to five years. Amortization expense relating to these contracts increased to $4.7 million from $2.1 million in the prior year, as a result of signing new professionals as part of the Company’s growth strategy. In addition, certain leasehold improvements were fully amortized during the quarter ended December 31, 2005 due to the relocation of the New York City office as described below and unamortized deferred financing fees related to the Company’s previous credit facility totaling approximately $935,000 were written off during the quarter ended June 30, 2006. Both of these partially offset the increase in depreciation and amortization expense for the fiscal year resulting from the additional service contracts.

The Company relocated its New York City operations in January 2006 into newly leased office space in mid-town Manhattan and, as a result, incurred additional expenses totaling approximately $1,222,000 in fiscal year

2006. Included in these additional expenses were the write-off of approximately $665,000 of unamortized leasehold improvements described above and other relocation costs totaling approximately $557,000.

During fiscal year 2007, the Company recorded approximately $2.3 million of expenses related primarily to the Company’s proposed merger with NNN Realty Advisors, Inc.

Other Income and Expenses

In December 2006, the Company sold all of its common shares of LoopNet, Inc. and received proceeds of approximately $3.9 million, which resulted in a realized gain on sale of marketable securities available for sale of approximately $3.8 million for fiscal year 2007.

Interest income decreased during fiscal year 2007, compared with fiscal year 2006 as average invested funds decreased over the prior year.

Interest expense incurred during fiscal years 2007 and 2006 was due primarily to the Company’s term loan borrowings under the credit facility. Borrowings under the credit facility increased by $15.0 million in April 2006 before being repaid in full in late July 2006. Additional borrowings totaling approximately $4.0 million were made in March 2007 and were subsequently repaid in June 2007. Other costs related to borrowings under the credit agreement were recorded as part of operations of real estate held for sale. (See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.) Interest expense incurred during fiscal year 2007 also included the change in value of the interest rate protection agreement. (See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.)

Income Taxes

The Company incurred a tax provision of approximately $2,579,000 in fiscal year 2007. The Company also increased its valuation allowance against the Company’s deferred tax assets by approximately $674,000. This resulted in a net tax provision of approximately $3,253,000 for the 2007 fiscal year. Additionally, tax benefits recognized from reductions in the valuation allowance during fiscal 2006 partially offset the tax provision incurred and resulted in a net tax provision of approximately $2,487,000 for the 2006 fiscal year. See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Net Income (Loss)

The net loss to common stockholders for fiscal year 2007 was $102.2 million, or $4.00 per common share on a diluted basis, compared with net income of $4.9 million, or $0.40 per common share, for fiscal year 2006. A one-time charge totaling $105.3 million, or $4.12 per common share, related to the exchange of the Company’s preferred stock, significantly increased the amount of loss to common stockholders during the 2007 fiscal year. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Stockholders’ Equity

Total stockholders’ equity increased from $11.5 million to $48.0 million primarily as a result of the Company’s secondary offering completed in July 2006. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information. The book value per common share issued and outstanding increased to $1.85 at June 30, 2007 from $1.22 at June 30, 2006.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenue

Total services revenue of $490.1 million was recognized for fiscal year 2006, compared with revenue of $463.5 million for the same period in 2005. Transaction fees increased by $27.9 million, or 10.4%, in fiscal 2006 over the same period in 2005 due to continued strong investment sales activity as well as increased commissions from office and retail leasing. Management fees decreased by $1.3 million, or 0.7%, during that same period.

Costs of Services

As a percentage of gross transaction revenue, related commission expense increased to 62.8% for fiscal year 2006, compared with 61.8% for the same period in 2005, although the fourth fiscal quarter reflected an overall decline in this percentage. This annual increase resulted from higher overall transaction revenue in the fiscal year as well as increased transaction production levels in certain markets in the country.

Other costs and expenses were relatively flat, as reimbursable expenses, related to salaries, wages and benefits, increased slightly by $766,000, or 0.5% in the current fiscal year over the same period in 2005 and salaries and other direct costs increased by $692,000, or 1.9%, in the current fiscal period over the same period in 2005.

General and Administrative Costs

Salaries, wages and benefits increased by $4.9 million, or 9.2%, during fiscal year 2006, compared with 2005. The increase was driven by the Company’s growth strategy and investment in key professionals to build and expand strategic offices and core services. In addition, the Company recorded non-cash stock based compensation expense of $1.4 million in fiscal 2006 as a result of implementing a new accounting pronouncement effective July 1, 2005. Selling, general and administrative expenses increased by $3.9 million, or 8.7%, for the same period due in part to expenses related to strategic investment initiatives and the relocation of the New York office described above.

Depreciation and amortization expense for fiscal year 2006 increased 34.9% to $7.7 million from $5.7 million in the comparable year-ago period. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which were generally two to four years. Amortization expense relating to these contracts increased to $2.1 million from $1.4 million in the prior year. In addition, certain leasehold improvements totaling approximately $665,000 were written off during the quarter ended December 31, 2005 due to the relocation of the New York City office as described above. Finally, unamortized deferred financing fees related to the Company’s previous credit facility totaling approximately $935,000 were written off during the quarter ended June 30, 2006.

Other Income and Expense

Interest income increased during fiscal year 2006, compared with fiscal year 2005 as both average invested funds and interest rates earned on these funds increased over the prior year.

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

Net Income

Net income to common stockholders for fiscal year 2006 was $4.9 million, or $0.40 per common share on a diluted basis, compared with $12.4 million, or $0.81 per common share, for fiscal year 2005. Dividends accrued on the Series A Preferred Stock issued by the Company were $889,000 for fiscal year 2005. This preferential cumulative dividend on the Preferred Stock was eliminated in December 2004. Although revenue increased for fiscal year 2006, net income decreased by approximately $7.5 million due to incremental costs and expenses related to the Company’s investment in its growth initiatives, the relocation of the Company’s New York office and an increase in the tax provision.

Stockholders’ Equity

Total stockholders’ equity declined to $11.7 million from $24.5 million primarily as a result of the Company’s repurchase of 5,861,902 shares of its common stock in December 2005 in a privately negotiated transaction. Net income generated during fiscal 2006 and an increase in the value of marketable equity securities held by the Company partially offset this decrease. The book value per common share issued and outstanding decreased to $1.22 at June 30, 2006 from $1.62 at June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2007, cash and cash equivalents decreased by $6.5 million. The Company generated $4.6 million from net operating activities as income from the Company’s operations was partially used to fund $14.6 million of multi-year service contracts as a result of signing new professionals as part of the Company’s growth strategy. The Company used $123.2 million for net investing activities related primarily to the purchase of the three office buildings that it is holding for potential future sale to Realty Advisors. Other net investing activities included purchases of $5.4 million of equipment, software and leasehold improvements, purchases of $2.1 million of warrants of Realty Advisors and the receipt of approximately $3.9 million from the sale of the Company’s common shares of LoopNet, Inc. Net financing activities provided cash of $112.1 million, primarily from the funding of $76.9 million through two non-recourse mortgage loans related to the real estate held for sale. Financing activities also included the receipt of approximately $43.4 million of net proceeds from the secondary offering, the payment of $10.1 million in connection with the exchange of the Series A-1 Preferred Stock and the repayment of $40.0 million of then outstanding credit facility debt in late July 2006. The Company also made subsequent borrowings on the credit facility debt in February and March 2007 totaling $45.5 million, primarily to fund the purchase of the two office buildings acquired in February 2007, of which $4.0 million was repaid in June 2007.

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

In late July 2006, the Company repaid the $40.0 million borrowing that was outstanding under its revolving line of credit with Deutsche Bank Trust Company Americas. During February 2007, the Company amended its credit facility to provide the Company more flexibility with respect to its real property acquisitions and certain covenants. Pursuant to this amendment, the Company may invest up to $42.5 million of its funds (which may be borrowed under the credit facility) and obtain certain non-recourse debt to finance acquisitions of, and capital expenditures relating to, real property that it intends to hold for future sale to Realty Advisors. The non-recourse debt used to finance such acquisitions may be collateralized by the acquired real property or the assets or securities of the limited purpose subsidiary of the Company that purchases such property (a “Limited Purpose Subsidiary”). To the extent of any net proceeds from non-recourse debt in excess of 75% of the cost of such real property and any capital expenditures related thereto, the Company must repay the principal amount borrowed under the credit facility. Each Limited Purpose Subsidiary will be disregarded for purposes of determining the Company’s compliance with its financial covenants under the credit facility. Although the Company has signed a definite Membership Interest Purchase Agreement with Realty Advisors, dated as of June 18, 2007, to sell the real property that it acquired to Realty Advisors, the sale is subject to, among other things, the approval of the transaction by the holders of a majority of the common stock issued in the Realty Advisors IPO and the holders of less than 20 percent of the common stock issued in the IPO voting against the transaction and electing to exercise their conversion rights. If the Company does not sell the acquired properties to Realty Advisors by September 30, 2007, the Company, on a quarterly basis, to the extent of Adjusted Excess Cash Flow (as defined in the amendment) for such quarter, is required to repay the principal amount borrowed under the credit facility to finance its real property acquisitions and the Company must sell such property to a third party by March 31, 2008. In addition, the net proceeds from any sale of the real property by the Company to Realty Advisors must be used to pay down borrowings under the credit facility.

This amendment also reduced the term loan portion of the credit facility from $40 million to $20 million, thereby reducing the current total credit facility from $100 million to $80 million, but simultaneously provided that the revolving portion of the credit facility may be expanded from $60 million to $80 million at the request of the Company and subject to the approval of the lender. The term loan portion of the credit facility may now only be used for real property acquisitions. Previously, the term loan portion of the credit facility was available for acquisitions by the Company of real estate service companies. The Company’s covenants under the credit facility were also revised to provide the Company with more operational flexibility.

As of June 30, 2007, the Company had $20.0 million outstanding under its term loan and $21.5 million outstanding under the revolving portion of the credit facility. The Company also has issued letters of credit for approximately $4.0 million, leaving approximately $34.5 million of the $60.0 million revolving line of credit available for future borrowings. The Company believes that it can meet its working capital needs with internally generated operating cash flow and, as necessary, additional borrowings under its revolving portion of the credit facility.

Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate the Company incurred on all credit facility obligations during fiscal years 2007 and 2006 was 8.82% and 7.75%, respectively.

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

On April 28, 2006, the Company entered into an agreement with KV to exchange all 11,725 shares of the Series A-1 Preferred Stock owned by KV (the “Preferred Stock Exchange”), which represented all of the issued and outstanding shares of the Company’s preferred stock, for (i) 11,173,925 shares of the Company’s common stock, which is the common stock equivalent that the holder of the Series A-1 Preferred Stock was entitled to receive upon liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of approximately $10,057,000 (or $0.90 per share of newly issued shares of common stock). The Preferred Stock Exchange closed simultaneously with the closing of the Secondary Offering on July 6, 2006. The amount by which the fair value of the consideration transferred to KV, which totaled approximately $116.2 million, exceeded the carrying amount of the Series A-1 Preferred Stock in the Company’s financial statements, which totaled approximately $10.9 million, including issuance costs, was recorded as a charge to earnings totaling approximately $105.3 million, therefore reducing the amount of earnings available to common stockholders for such period. A substantial portion of this amount is related to a one-time, non-cash charge totaling approximately $95.2 million, as the cash portion of the amount is equal to the $10,057,000 payment described above.

On February 15, 2007, the Company, through GERA Abrams Centre LLC, acquired an office building, Abrams Office Center, located in Dallas, Texas, (the “Abrams Property”) for a contract price of $20,000,000, along with acquisition costs of approximately $369,000, for a net purchase price of $20,369,000. On February 28, 2007, the Company through GERA 6400 Shafer LLC, acquired commercial real property (the “Shafer Property”) located in Rosemont, Illinois, for a contract price of $21,450,000, along with acquisition costs of approximately $552,000, and assumed obligations of approximately $542,000, for a net purchase price of $22,544,000. On June 15, 2007, the Company, through GERA Danbury LLC, acquired an office complex, Danbury Corporate Center (the “Danbury Property”) for a contract price of $80,750,000, along with acquisition costs of approximately $404,000, for a net purchase price of $81,154,000. Each of these LLCs is a wholly owned subsidiary of GERA Property Acquisition, LLC which, in turn, is a wholly owned subsidiary of the Company.

Simultaneous with the acquisition of the Danbury Property, the Company’s subsidiaries that hold the warehoused properties closed two non-recourse mortgage loan financings with Wachovia Bank, N.A. (“Wachovia”) in the aggregate amount of $120.5 million. The majority of these mortgage loan financings, $78.0 million (the “Danbury Wachovia Loan”), is secured by the Danbury Property. The balance of the mortgage loan proceeds, $42.5 million (the “Abrams and Shafer Wachovia Loan”), is secured by the Abrams Property and the Shafer Property (collectively with the Danbury Property, the “Properties”). The proceeds of the mortgage loans were used to finance the purchase of the Danbury Property, to fund certain required reserves for the Properties held by Wachovia totaling $43.6 million, to pay the lender’s fees and costs and to repay certain amounts borrowed by the Company through its credit facility with respect to the Abrams Property and Shafer Property.

Each of the two non-recourse mortgage loans has an initial term of two years with three extension options, each one year in length, subject to the satisfaction of certain conditions, including with respect to the first extension option, the purchase of an interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%. Interest on the mortgage loans will be paid and adjusted monthly at a floating rate of interest per annum equal to the 30-day LIBOR plus a spread of 170 basis points. The borrowers under each of the mortgage loans were required to purchase a two-year interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.

Pursuant to the Abrams and Shafer Wachovia Loan and the Danbury Wachovia Loan, reserves in the amount of approximately $15.2 million and $28.4 million, respectively, have been established and held by Wachovia for the costs of certain capital expenditures, maintenance and repairs, leasing commissions and tenant improvements, rent concessions and debt service coverage.

The Company acquired the three properties with the intention to hold them for future sale to Realty Advisors. On June 18, 2007, the Company announced the signing of a definite Membership Interest Purchase Agreement (the “Acquisition Agreement”), among the Company, Realty Advisors and GERA Property Acquisition, LLC (“Property Acquisition”). Pursuant to the Acquisition Agreement, Realty Advisors shall acquire all of the issued and outstanding membership interests of Property Acquisition held by Property Acquisition’s sole member, the Company (the “Acquisition”).

The Acquisition is subject to among other things, the approval of the transaction by the holders of a majority of the common stock issued in the Realty Advisors IPO and the holders of less than 20 percent of the common stock issued in the IPO voting against the transaction and electing to exercise their conversion rights. There is no assurance that the foregoing conditions for the approval of the Acquisition will occur.

As a result of the Acquisition, Realty Advisors will indirectly acquire and own the Properties. Prior to entering into the Acquisition Agreement, the Company and Realty Advisors did not have any agreement with respect to the Properties and Realty Advisors did not have any obligation to purchase these properties from the Company.

The Company acquired the Properties for an aggregate purchase price of approximately $122.2 million. Pursuant to the Acquisition Agreement, the Company will sell the Properties to Realty Advisors on a “cost neutral basis” taking into account the costs and expenses paid by the Company with respect to the purchase of the Properties and imputed interest on cash advanced by the Company with respect to the Properties. Furthermore, Realty Advisors will acquire the Properties subject to the Abrams and Shafer Wachovia Loan and the Danbury Wachovia Loan.

In addition, upon the closing of the Acquisition, pursuant to an agreement with Realty Advisors and the Company at the time of Realty Advisors’ initial public offering in February 2006, Realty Advisors will pay the Company an acquisition fee equal to one percent of the purchase price paid by the Company for the Properties.

On May 22, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, NNN Realty Advisors, Inc. (“NNN Realty Advisors”) and B/C Corporate Holding, Inc. (“Merger Sub”), a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, NNN Realty Advisors will become a wholly owned subsidiary of the Company (the “Merger”). The Merger will be effected through the issuance of 0.88 shares of the Company’s common stock for each share of NNN Realty Advisors common stock outstanding. Following the Merger, the Company stockholders will own approximately 41% of the combined company and NNN Realty Advisors stockholders will own approximately 59% of the combined company.

The merged companies will retain the Grubb & Ellis name and will continue to be listed on the NYSE under the ticker symbol “GBE”. The combined company will be headquartered in Santa Ana, CA and the Company’s Board of Directors will be increased to nine members. The Board will include six nominees from NNN Realty Advisors and three nominees from the Company. Anthony W. Thompson, Founder and Chairman of the Board of NNN Realty Advisors, will join the Company as Chairman of the Board. Each of C. Michael Kojaian, currently Chairman of the Board of Directors of the Company, Rodger D. Young and Robert J. McLaughlin will remain on the Board of Directors of the Company. Mr. Young will be Chairman of the combined company’s Governance and Nominating Committee and Mr. McLaughlin will be Chairman of the combined company’s Audit Committee. Scott D. Peters, President and Chief Executive Officer of NNN Realty Advisors will become Chief Executive Officer of the Company and will also join the Company’s Board of Directors.

The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through February 28, 2017.

In total, the Company’s lease and debt obligations as of June 30, 2007 which are due over the next five years, are as follows (in thousands):

Year Ending
June 30	Amount

2008	$16,205
2009	35,153
2010	11,464
2011	8,958
2012	7,554
Thereafter	18,895

$98,229

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Derivatives

The Company’s credit facility debt obligations and mortgage loan obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of June 30, 2007, the outstanding principal balances on the credit facility debt obligations totaled $41.5 million and on the mortgage loan debt obligations totaled $120.5 million. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the amended credit agreement executed by the Company in April 2006 required the Company to maintain interest rate hedge agreements against the greater of i) 50 percent of all variable interest debt obligations or ii) the aggregate principal amount outstanding under the term loan facility of the credit agreement. The Company executed such agreements with Deutsche Bank AG in May 2006, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.0% of the underlying notional amounts. In addition, the terms of the mortgage loan agreements required the Company to purchase a two-year interest rate cap on 30-day LIBOR with a LIBOR strike price of 6.0%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Grubb & Ellis Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006 the Company changed its method of accounting for stock-based employee compensation.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
August 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Grubb & Ellis Company

We have audited Grubb & Ellis Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Grubb & Ellis Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Grubb & Ellis Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of Grubb & Ellis Company and our report dated August 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
August 27, 2007

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND 2006
(In thousands, except share data)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $800 and $1,103 at June 30, 2007 and 2006, respectively	$10,088	$16,613
Services fees receivable, net	15,241	12,528
Other receivables	4,206	5,185
Professional service contracts, net	7,038	3,914
Prepaid and other current assets	2,919	3,442
Real estate held for sale	171,266	—
Deferred tax assets, net	1,905	1,182

Total current assets	212,663	42,864
Noncurrent assets:
Equipment, software and leasehold improvements, net	11,282	9,908
Goodwill, net	24,763	24,763
Professional service contracts, net	12,348	6,028
Investment in affiliate	5,637	2,945
Other assets	2,156	7,715

Total assets	$268,849	$94,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,572	$4,112
Commissions payable	9,476	6,699
Accrued compensation and employee benefits	13,356	11,931
Liabilities related to real estate held for sale	169,930	—
Other accrued expenses	10,593	10,129

Total current liabilities	209,927	32,871
Long-term liabilities:
Credit facility debt	—	40,000
Accrued claims and settlements	4,681	4,396
Other liabilities	6,240	5,430

Total liabilities	220,848	82,697

Stockholders’ equity:
Preferred stock, $1,000 stated value: 1,000,000 shares authorized; 11,725 shares issued and outstanding at June 30, 2006	—	11,725
Common stock, $.01 par value: 50,000,000 shares authorized; 25,914,120 and 9,579,025 shares issued and outstanding at June 30, 2007 and 2006, respectively	259	96
Additional paid-in capital	95,161	47,740
Accumulated other comprehensive income	32	2,450
Retained deficit	(47,451)	(50,485)

Total stockholders’ equity	48,001	11,526

Total liabilities and stockholders’ equity	$268,849	$94,223

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATONS

FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(In thousands, except share data)

	2007	2006	2005

Services revenue:
Transaction fees	$309,151	$295,711	$267,810
Management fees, including reimbursed salaries, wages and benefits	204,135	194,416	195,725

Total services revenue	513,286	490,127	463,535

Costs of services:
Transaction commissions	193,119	185,587	165,615
Reimbursable salaries, wages and benefits	148,788	143,537	142,771
Salaries, wages, benefits and other direct costs	40,171	37,364	36,672

Total costs of services	382,078	366,488	345,058
General and administrative costs:
Salaries, wages and benefits	64,688	58,463	53,562
Selling, general and administrative	52,864	48,700	44,806
Depreciation and amortization	8,844	7,748	5,742
Merger and other board related costs	2,337	—	—

Total costs	510,811	481,399	449,168

Total operating income	2,475	8,728	14,367
Other income and expenses:
Gain on sale of marketable equity securities available for sale	3,765	—	—
Interest income	952	1,007	406
Interest expense	(999)	(2,530)	(1,658)

Income before income taxes	6,193	7,205	13,115
(Provision) benefit for income taxes	(3,253)	(2,487)	152

Income before income from investment in affiliate	2,940	4,718	13,267
Income from investment in affiliate	529	193	—

Income from continuing operations	3,469	4,911	13,267
Loss from operations of real estate held for sale, net of taxes	(435)	—	—

Net income	3,034	4,911	13,267
Preferred stock redemption	(105,267)	—	—
Preferred stock dividends accrued	—	—	(889)

Net income (loss) to common stockholders	$(102,233)	$4,911	$12,378

Earnings per share—basic:
Income (loss) from continuing operations to common stockholders per share	$(3.98)	$0.41	$0.82

Net income (loss) to common stockholders per share	$(4.00)	$0.41	$0.82

Weighted average common shares outstanding	25,554,609	11,965,899	15,111,898
Earnings per share—diluted:

Income (loss) from continuing operations to common stockholders per share	$(3.98)	$0.40	$0.81

Net income (loss) to common stockholders per share	$(4.00)	$0.40	$0.81

Weighted average common shares outstanding and dilutive potential common shares	25,554,609	12,314,242	15,221,982

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2007 2006 AND 2005
(In thousands, except share data)

					Accumulated
		Common Stock		Additional	Other	Retained	Total	Total
	Preferred	Outstanding		Paid-In-	Comprehensive	Earnings	Comprehensive	Stockholders’
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Income (Loss)	Equity

Balance as of July 1, 2004	$11,725	15,097,371	$151	$71,410		$(68,663)		$14,623
Net exercise of employee stock options		17,500	—	50		—		50
Stock-based compensation expense		—	2	165		—		167
Payment of dividends on Series A Preferred Stock		—	—	(3,637)		—		(3,637)
Net income	—	—	—	—		13,267	$13,267	13,267
Change in value of cash flow hedge, net of tax		—	—	—	$27	—	27	27

Total comprehensive income							$13,294

Balance as of June 30, 2005	11,725	15,114,871	153	67,988	27	(55,396)		24,497
Issuance of stock related to equity compensation awards		326,056	2	838	—	—		840
Stock-based compensation expense		—	—	1,390	—	—		1,390
Repurchase of common stock		(5,861,902)	(59)	(23,389)	—	—		(23,448)
Cash retained as result of excess tax benefits		—	—	913	—	—		913
Net income	—	—	—	—	—	4,911	$4,911	4,911
Change in value of cash flow hedge, net of tax		—	—	—	(108)	—	(108)	(108)
Change in value of marketable equity securities, net of tax					2,531		2,531	2,531

Total comprehensive income							$7,334

Balance as of June 30, 2006	11,725	9,579,025	96	47,740	2,450	(50,485)		11,526
Preferred stock exchange:
Issuance of common stock at fair value of $9.50 per share		11,173,925	112	106,040	—	—		106,152
Retirement of preferred stock	(11,725)		—	783	—	—		(10,942)
Preferred stock redemption			—	(105,267)	—	—		(105,267)
Issuance of common stock, net of offering expenses		5,000,000	50	43,359	—	—		43,409
Issuance of stock related to equity compensation awards		161,170	1	272	—	—		273
Stock-based compensation expense		—	—	2,076	—	—		2,076
Cash retained as result of excess tax benefits		—	—	158	—	—		158
Net income	—	—	—	—	—	3,034	$3,034	3,034
Change in value of cash flow hedge, net of tax		—	—	—	81		81	81
Change in value of marketable equity securities, net of tax					(2,499)		(2,499)	(2,499)

Total comprehensive Income							$616

Balance as of June 30, 2007	$—	25,914,120	$259	$95,161	$32	$(47,451)		$48,001

The accompanying notes are an integral part of the consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share data)

	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$3,034	$4,911	$13,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,844	7,748	5,742
Stock-based compensation expense	2,076	1,390	167
Gain on sale on marketable equity securities available for sale	(3,765)	—	—
Decrease in deferred tax assets, net	201	2,388	4,708
Increase (decrease) in deferred tax asset valuation allowance	674	(1,688)	(5,208)
Income from investment in affiliate	(529)	(193)	—
(Decrease) increase in receivables valuation allowances	50	(245)	(148)
Funding of multi-year service contracts	(14,621)	(4,551)	(3,274)
Payment of office closure costs	(264)	(505)	(1,273)
(Increase) decrease in services fees and other receivables	(1,829)	(5,563)	2,172
(Increase) decrease in prepaid income taxes	938	(1,084)	54
(Increase) decrease in prepaid and other assets	1,154	(3,965)	(781)
Increase (decrease) in accounts and commissions payable	5,078	413	(185)
Increase in accrued compensation and employee benefits	1,425	498	2,370
Increase (decrease) in accrued claims and settlements	285	(576)	(550)
Increase in other liabilities	1,797	7,734	893

Net cash provided by operating activities	4,548	6,712	17,954

Cash Flows from Investing Activities:
Purchases of real estate held for sale	(119,762)	—	—
Purchases of equipment, software and leasehold improvements	(5,382)	(6,369)	(2,618)
Purchase of marketable equity securities—affiliate	(2,112)	—	—
Contribution to investment in affiliate	—	(2,752)	—
Proceeds from sale of marketable equity securities	3,915	—	—
Other investing activities	180	411	380

Net cash used in investing activities	(123,161)	(8,710)	(2,238)

Cash Flows from Financing Activities:
Proceeds from public offering, net of underwriting discounts	44,413	—	—
Payment of offering expenses	(1,004)	—	—
Payment on redemption of preferred stock	(10,057)	—	—
Borrowings on credit facility debt	45,500	15,000	—
Repayment of borrowings on credit facility debt	(44,000)	—	—
Borrowings on mortgage loan payable related to real estate held for sale	76,926
Repurchase of common stock	—	(23,448)	—
Payment of dividends on Series A Preferred Stock	—	—	(3,637)
Other financing activities	310	644	(635)

Net cash provided by (used in) financing activities	112,088	(7,804)	(4,272)

Net (decrease) increase in cash and cash equivalents	(6,525)	(9,802)	11,444
Cash and cash equivalents at beginning of the year	16,613	26,415	14,971

Cash and cash equivalents at end of the year, including restricted deposits of $800 and $1,103 in June 30, 2007 and 2006	$10,088	$16,613	$26,415

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

The Company consolidates all entities for which it has a controlling financial interest evidenced by ownership of a majority voting interest. Investments in corporations and partnerships in which the Company does not have a controlling financial interest or majority interest but exerts significant influence over financial and operating decisions are accounted for on the equity method of accounting.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN 46”)”. FIN 46 introduces a new consolidation model, the variable interest model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. As of June 30, 2007, the Company has no variable interests in variable interest entities that are subject to consolidation.

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

In December 2004, the Financial Accounting Standards Board issued Statement 123(R) (“FAS 123(R)”) effective for fiscal years beginning after June 15, 2005. The new Statement requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the requisite service period of the awards. The Company applied the new rules on accounting for stock-based compensation awards beginning in the first fiscal quarter of fiscal 2006. During the fiscal years ended June 30, 2007 and 2006, the Company recognized approximately $2.1 million and $1.4 million of stock-based compensation expense, respectively, which is included in salaries, wages, and benefit expense in the Company’s Consolidated Statements of Operations.

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

The Company, however, was required to provide pro forma disclosure as if the fair value measurement provisions of Statement 123 had been adopted. See Note 13 of Notes to Consolidated Financial Statements for additional information.

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

Cash and cash equivalents consist of demand deposits and highly liquid short-term debt instruments with maturities of three months or less from the date of purchase and are stated at cost. Cash and cash equivalents whose use are restricted due to various contractual constraints, the majority of which relate to the Company’s insurance policies, totaled approximately $800,000 and $1,103,000 as of June 30, 2007 and 2006, respectively.

Cash payments for interest were approximately $1,220,000, $2,314,000 and $1,442,000 for each of the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Cash payments for income taxes for the fiscal years ended June 30, 2007, 2006 and 2005 were approximately $1,300,000, $1,973,000 and $368,000, respectively. Cash refunds for income taxes totaling approximately $18,000, $14,000 and $80,000 were received in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies—(Continued)

(i)	Professional Service Contracts

The Company holds multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to five years. Amortization expense relating to these contracts of approximately $4.7 million, $2.1 million and $1.4 million was recognized in fiscal years 2007, 2006 and 2005, respectively, and is included in depreciation and amortization expense in the Company’s Consolidated Statement of Operations.

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

Goodwill, representing the excess of the cost over the fair value of the net tangible assets of acquired businesses, is stated at cost and was amortized prior to July 1, 2002 on a straight-line basis over estimated future periods to be benefited, which ranged from 15 to 25 years. Accumulated amortization amounted to approximately $5,815,000 at June 30, 2007 and 2006.

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

The Company has completed the annual impairment test of goodwill as of June 30, 2007 and 2006 and has determined that no goodwill impairment impacted the earnings and financial position of the Company as of those dates.

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

(n)	Fair Value of Derivative Instruments and Hedged Items

The Financial Accounting Standards Board issued Statement of Financial Accounting (“SFAS”) No. 138 “Accounting for Derivative Instruments and Hedging Activities” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates, the computed “effectiveness” of the derivatives, as that term is defined by SFAS No. 133, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. See Notes 6 and 8 of Notes to Consolidated Financial Statements for additional information regarding derivatives held by the Company.

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

(p)	New Accounting Standard

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classifications of matters related to uncertainty in income taxes, and transitional requirements upon adoption of

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies—(Continued)

FIN 48. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on its financial position or results of operations.

(q)	Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications have not changed previously reported results of operations or cash flows.

2.	Services Fees Receivable, net

Services fees receivable at June 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Transaction services fees receivable	$7,114	$6,022
Management services fees receivable	8,634	6,917
Allowance for uncollectible accounts	(371)	(321)

Total	15,377	12,618
Less portion classified as current	15,241	12,528

Non-current portion (included in other assets)	$136	$90

The following is a summary of the changes in the allowance for uncollectible services fees receivable for the fiscal years ended June 30, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Balance at beginning of year	$321	$566	$714
Provision for bad debt	50	—	—
Decrease in allowance	—	(245)	(148)

Balance at end of year	$371	$321	$566

3.	Equipment, Software and Leasehold Improvements, net

Equipment, software and leasehold improvements at June 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Furniture, equipment and software systems	$47,711	$44,296
Leasehold improvements	6,034	5,738

Total	53,745	50,034
Less accumulated depreciation and amortization	42,463	40,126

Equipment, software and leasehold improvements, net	$11,282	$9,908

The Company wrote off approximately $1,671,000 and $6,693,000 of furniture and equipment during the fiscal years ended June 30, 2007 and 2006. Approximately $1,536,000 and $6,446,000 of accumulated depreciation and amortization expense had been recorded on these assets prior to their disposition in the fiscal years ended June 30, 2007 and 2006, respectively.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	For the Fiscal Year Ended June 30,
	2007	2006	2005

Income from continuing operations	$3,469	$4,911	$13,267
Preferred stock redemption	(105,267)	—	—
Preferred stock dividends accrued	—	—	(889)

Income (loss) from continuing operations to common stockholders	$(101,798)	$4,911	$12,378

Basic earnings per common share:
Weighted average common shares outstanding	25,555	11,966	15,112

Income (loss) from continuing operations to common stockholders per common share outstanding—basic	$(3.98)	$0.41	$0.82

Diluted earnings per common share:
Weighted average common shares outstanding	25,555	11,966	15,112
Effect of dilutive securities:
Stock options, warrants and restricted stock grants	—	348	110

Weighted average dilutive common shares outstanding	25,555	12,314	15,222

Income from continuing operations to common stockholders per common share outstanding—diluted	$(3.98)	$0.40	$0.81

Additionally, options outstanding to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were 607,196, 324,350, and 1,229,652 at June 30, 2007, 2006 and 2005, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

5.	Investment in Marketable Securities

The Company recorded its investment in common shares of LoopNet, Inc. as marketable equity securities available for sale with the carrying value of the investment recorded at the shares’ fair market value which totaled approximately $4.3 million at June 30, 2006. The investment was classified in other long term assets, with an unrealized gain on the investment totaling approximately $2.5 million (net of taxes) recorded within stockholders’ equity as of June 30, 2006. At September 30, 2006, the market price of the common shares of LoopNet, Inc. had declined to $12.66 per share which resulted in an unrealized loss on the investment totaling approximately $838,000 (net of taxes), which was included in Accumulated Other Comprehensive Income (Loss) within stockholder’s equity as of September 30, 2006 and reduced the carrying value of the Company’s investment to approximately $2.9 million. On December 22, 2006, the Company sold all of its common shares of LoopNet, Inc. and received proceeds of approximately $3.9 million which resulted in a realized gain on sale of the investment of approximately $3.8 million and the elimination of the net unrealized gain previously included in Accumulated Other Comprehensive Income.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment in Marketable Securities—(Continued)

The Company also owns approximately 4.6 million warrants of Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”) which the Company purchased during the period from May 3, 2006 through August 27, 2006 for a cumulative cost of approximately $2.4 million. The market price of these warrants was $0.52 per warrant as of June 30, 2007 resulting in an unrealized loss on the investment totaling approximately $32,000 (net of taxes) for the year then ended. This unrealized loss is included in Accumulated Other Comprehensive Income within stockholders’ equity as of June 30, 2007. The Company’s carrying value of the investment is included in investment in affiliate along with the Company’s investment in Realty Advisors’ common stock. See Note 7 for additional information.

6.	Credit Facility Debt

Fiscal year ended June 30, 2005

Effective June 11, 2004, the Company entered into a $40 million senior secured credit agreement with Deutsche Bank, which had a three-year term with a one-year extension option and was comprised of a $25 million term loan facility and a $15 million revolving credit facility. Repayment of the credit agreement was collateralized by substantially all of the Company’s assets.

In order to mitigate the risks associated with changes in the interest rate markets, the terms of the Deutsche Bank credit facility required the Company to enter into an interest rate protection agreement that effectively capped the variable interest rate exposure on a portion of its existing credit facility debt for a period of two years. The Company executed such an interest agreement with Deutsche Bank in July 2004 and determined that this agreement was to be characterized as effective under the definitions included within Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Prior to the repayment of the credit facility debt in July 2006, the change in value of these instruments during a reporting period was characterized as Other Comprehensive Income or Loss, and totaled approximately $108,000 of unrealized losses and $27,000 of unrealized income during fiscal 2006 and 2005, respectively. Subsequent to the repayment of the credit facility debt in July 2006, the Company concluded that the interest rate protection agreement could no longer be determined effective under the provisions of FAS 133 and therefore the loss in value of the agreements previously included in Accumulated Other Comprehensive Income (Loss), which totaled approximately $140,000, was reclassified as an increase to interest expense. All subsequent changes to the fair value of the interest rate protection agreement are recorded as an adjustment to interest expense in the applicable reporting period.

The credit agreement also contained financial covenants related to limitations on indebtedness, acquisition, investments and dividends, and maintenance of certain financial ratios and minimum cash flow levels.

In March 2005, the Company amended its secured credit facility. Under the amended credit facility, the $25 million term loan portion of the credit facility was unchanged; however, the revolving credit line component of the credit facility was increased from $15 million to $35 million. In addition, the term of the credit facility was extended by one year, to June 2008, subject to the Company’s right to extend the term for an additional twelve months through June 2009. Other modifications to the credit facility included the elimination of any cap regarding the aggregate consideration that the Company may pay for acquisitions, the ability to repurchase up to $30 million of its Common Stock, and the elimination of all term loan amortization payments due before maturity. Other principal economic terms and conditions of the credit facility remained substantially unchanged. The Company paid closing costs totaling approximately $685,000 in connection with the amendment, of which $550,000 were recorded as deferred financing fees and amortized over the amended term of the agreement.

Fiscal year ended June 30, 2006

In April 2006, the Company executed an additional amendment to its secured credit facility. The amended facility increased the Company’s revolving line of credit to $60.0 million, from $35.0 million, and the term loan

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Credit Facility Debt—(Continued)

portion of the facility to $40.0 million, from $25.0 million, for a total credit facility of $100.0 million. The new facility extended the term by approximately one year through April 2009 and provided the Company with an option to extend the term for an additional twelve months through April 2010. Under the terms of the amended credit facility, proceeds may be used for general corporate purposes, including the refinancing of the Company’s previous credit facility and funding for the Company’s growth initiatives, working capital needs and stock repurchases.

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

In June 2006, the Company further amended its secured credit facility. The amended facility converted the $40.0 million term loan facility to a borrowing under the $60.0 million revolving line of credit. This $40.0 million borrowing under the revolving line of credit remained outstanding at June 30, 2006 but was repaid in full during July 2006.

The amended facility also added certain financial covenants including minimum net worth and liability requirements.

Fiscal year ended June 30, 2007

In February 2007, the Company again amended its credit facility to provide the Company more flexibility with respect to its real property acquisitions and certain covenants. Pursuant to this amendment, the Company may invest up to $42.5 million of its funds (which may be borrowed under the credit facility) and obtain certain non-recourse debt to finance acquisitions of, and capital expenditures relating to, real property that it is holding for future sale to Realty Advisors. (See Note 7 for additional information.) The non-recourse debt used to finance such acquisitions may be collateralized by the acquired real property or the assets or securities of the limited purpose subsidiary of the Company that purchases such property (a “Limited Purpose Subsidiary”). To the extent of any net proceeds from non-recourse debt in excess of 75% of the cost of such real property and any capital expenditures related thereto, the Company must repay the principal amount borrowed under the credit facility. Each Limited Purpose Subsidiary will be disregarded for purposes of determining the Company’s compliance with its financial covenants under the credit facility. Although the Company has signed a definite Membership Interest Purchase Agreement, dated as of June 18, 2007 (the “Acquisition Agreement”), with Realty Advisors to sell the real property that it acquired to Realty Advisors, the sale is subject to, among other things, the approval of the transaction by the holders of a majority of the common stock issued in the Realty Advisors IPO and the holders of less than 20 percent of the common stock issued in the IPO voting against the transaction and electing to exercise their conversion rights. If the Company does not sell the acquired properties to Realty Advisors by September 30, 2007, the Company, on a quarterly basis, to the extent of Adjusted Excess Cash Flow (as defined in the amendment) for such quarter, is required to repay the principal amount borrowed under the credit facility to finance its real property acquisitions and the Company must sell such property to a third party by March 31, 2008. In addition, the net proceeds from any sale of the real property by the Company to Realty Advisors must be used to pay down borrowings under the credit facility.

This amendment also reduced the term loan portion of the credit facility from $40 million to $20 million, thereby reducing the current total credit facility from $100 million to $80 million, but simultaneously provided that the revolving portion of the credit facility may be expanded from $60 million to $80 million at the request of the Company and subject to the approval of the lender. The term loan portion of the credit facility may now only be used for real property acquisitions. Previously, the term loan portion of the credit facility was available for acquisitions

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Credit Facility Debt—(Continued)

by the Company of real estate service companies. In addition, this amendment set the interest rate applicable to the Company’s borrowings under the credit facility at LIBOR plus 3.5% from February 16, 2007 through June 30, 2007 and LIBOR plus 3.0% from July 1, 2007 through December 31, 2007. Previously, the interest rate under the credit facility was based on the Company’s leverage with a maximum rate of LIBOR plus 3.0%. The Company’s covenants under the credit facility were also revised.

In addition to the customary limitations, the amended facility also limits the Company and its restricted subsidiaries from making cash bonus payments to new officers, employees or representatives of the Company, for each of the trailing four quarter periods and in the amounts listed below, without the approval of the lender.

For the Trailing
Four Quarters Ended	Amounts Not to Exceed
(in ‘000s)

June 30 2007	20,000
September 30, 2007	20,000
December 31, 2007	20,000
March 31, 2008	15,000
Thereafter	10,000

During the third and fourth quarters of fiscal 2007, the Company borrowed a total of $41.5 million under the credit facility to acquire the real property it holds with the intent to sell to Realty Advisors, of which $20.0 million was borrowed under the term facility and $21.5 million was borrowed under the revolver facility. This portion of the Company’s credit facility debt is recorded within “liabilities related to real estate held for sale” in the Company’s balance sheet as of June 30, 2007 (see Note 8 of Notes to Financial Statements for additional information). The Company also borrowed approximately $4.0 million of additional revolver debt during the third fiscal quarter of 2007, all of which was repaid in June 2007. The Company also has issued letters of credit for approximately $4.0 million, leaving approximately $34.5 million of the $60.0 million revolving line of credit available for future borrowings. The average interest rate incurred by the Company on the credit facility obligation during fiscal years 2007 and 2006 was 8.82% and 7.75%, respectively.

Scheduled principal payments on the term loan, excluding the exercise of the one year extension option, are as follows (in thousands):

Year Ending
June 30	Amount

2008	$—
2009	20,000

$20,000

7.	Investment in Affiliate

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investment in Affiliate—(Continued)

“Exchange Act”), through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in Realty Advisors’ public offering. In addition, the Company further agreed that any such warrants purchased by it will not be sold or transferred until the completion of a business combination. On June 28, 2006, the Company agreed to a sixty-day extension of this agreement, through August 27, 2006. Pursuant to this warrant purchase program, the Company purchased an aggregate of approximately 4.6 million warrants of Realty Advisors through August 27, 2006, for an aggregate purchase price of approximately $2.2 million, or approximately $0.47 per warrant, excluding commissions of approximately $186,000. See Note 5 for additional information. Finally, as of June 30, 2007, the Company has advanced on Realty Advisors’ behalf approximately $203,000 through direct payment of certain operating costs.

In the event Realty Advisors does not complete a transaction prior to March 2008, having a value of at least 80% of its net assets at the time of the transaction, Realty Advisors will liquidate and dissolve. The Company has waived its right to receive any proceeds in any such liquidation and dissolution. In the event, the liquidation does occur, the Company will lose its entire investment in the common stock and warrants of Realty Advisors.

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

Due to the Company’s current ownership position and influence over the operating and financial decisions of Realty Advisors, the Company’s investment in Realty Advisors is accounted for under the equity method, and as such, the Company’s investment cost, adjusted for its 19% ownership share of Realty Advisors’ operations, is recorded within the Company’s Consolidated Financial Statements as of June 30, 2007.

8.	Real Estate Held for Sale

On February 15, 2007, the Company, through GERA Abrams Centre LLC, acquired an office building, Abrams Office Center, located in Dallas, Texas, (the “Abrams Property”) for a contract price of $20,000,000, along with acquisition costs of approximately $369,000, for a net purchase price of $20,369,000. On February 28, 2007, the Company through GERA 6400 Shafer LLC, acquired commercial real property (the “Shafer Property”) located in Rosemont, Illinois, for a contract price of $21,450,000, along with acquisition costs of approximately $552,000, and assumed obligations of approximately $542,000, for a net purchase price of $22,544,000. On June 15, 2007, the Company, through GERA Danbury LLC, acquired an office complex, Danbury Corporate Center (the “Danbury Property”) for a contract price of $80,750,000, along with acquisition costs of approximately $404,000, for a net purchase price of $81,154,000. Each of these LLCs is a wholly owned subsidiary of GERA Property Acquisition, LLC which, in turn, is a wholly owned subsidiary of the Company.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Real Estate Held for Sale—(Continued)

Simultaneous with the acquisition of the Danbury Property, the Company’s subsidiaries that hold the warehoused properties closed two non-recourse mortgage loan financings with Wachovia Bank, N.A. (“Wachovia”) in the aggregate amount of $120.5 million. The majority of these mortgage loan financings, $78.0 million (the “Danbury Wachovia Loan”), is secured by the Danbury Property. The balance of the mortgage loan proceeds, $42.5 million (the “Abrams and Shafer Wachovia Loan”), is secured by the Abrams Property and the Shafer Property (collectively with the Danbury Property, the “Properties”). The proceeds of the mortgage loans were used to finance the purchase of the Danbury Property, to fund certain required reserves for the Properties held by Wachovia totaling $43.6 million, to pay the lender’s fees and costs, and to repay certain amounts borrowed by the Company through its credit facility with respect to the Abrams Property and Shafer Property.

Each of the two non-recourse mortgage loans has an initial term of two years with three extension options, each one year in length, subject to the satisfaction of certain conditions, including with respect to the first extension option, the purchase of an interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%. Interest on the mortgage loans will be paid and adjusted monthly at a floating rate of interest per annum equal to the 30-day LIBOR plus a spread of 170 basis points. The borrowers under each of the mortgage loans were required to purchase a two-year interest rate cap on 30-day LIBOR with a LIBOR strike price of 6%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.

Pursuant to the Abrams and Shafer Wachovia Loan and the Danbury Wachovia Loan, reserves in the amount of approximately $15.2 million and $28.4 million, respectively, have been established and held by Wachovia for the costs of certain capital expenditures, maintenance and repairs, leasing commissions and tenant improvements, rent concessions and debt service coverage.

All obligations under the Abrams and Shafer Wachovia Loan and the Danbury Wachovia Loan are secured by, among other things, (i) a first mortgage lien encumbering the fee-simple of the Abrams Property and the Shafer Property, in the case of the Abrams and Shafer Wachovia Loan, and the Danbury Property, in the case of the Danbury Wachovia Loan, (ii) an assignment of all related leases, rents, deposits, letters of credit, income and profits, (iii) an assignment of the interest rate caps described above, and (iv) an assignment of all other contracts, agreements and personal property relating to the respective properties.

Liability under the Abrams and Shafer Wachovia Loan is limited to GERA Abrams Center LLC and GERA 6400 Shafer LLC, and liability under the Danbury Wachovia Loan is limited to GERA Danbury LLC, which, in each case, are single purpose entities and will incur liability only for non-recourse carve-outs which are customary for credit facilities similar in size and type to the mortgage loans.

The Company acquired the three properties with the intention to hold them for future sale to Realty Advisors. On June 18, 2007, the Company announced the signing of a definite Membership Interest Purchase Agreement (the “Acquisition Agreement”), among the Company, Realty Advisors and GERA Property Acquisition, LLC (“Property Acquisition”). Pursuant to the Acquisition Agreement, Realty Advisors shall acquire all of the issued and outstanding membership interests of Property Acquisition held by Property Acquisition’s sole member, the Company (the “Acquisition”).

The Acquisition is subject to, among other things, the approval of the transaction by the holders of a majority of the common stock issued in the Realty Advisors IPO and the holders of less than 20 percent of the common stock issued in the IPO voting against the transaction and electing to exercise their conversion rights. There is no assurance that the foregoing conditions for the approval of the Acquisition will occur.

As a result of the Acquisition, Realty Advisors will indirectly acquire and own the Properties. Prior to entering into the Acquisition Agreement, the Company and Realty Advisors did not have any agreement with respect to the Properties and Realty Advisors did not have any obligation to purchase these properties from the Company.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Real Estate Held for Sale—(Continued)

The Company acquired the Properties for an aggregate contract price of approximately $122.2 million. Pursuant to the Acquisition Agreement, the Company will sell the Properties to Realty Advisors on a “cost neutral basis” taking into account the costs and expenses paid by the Company with respect to the purchase of the Properties and imputed interest on cash advanced by the Company with respect to the Properties. Furthermore, Realty Advisors will acquire the Properties subject to the Abrams and Shafer Wachovia Loan and the Danbury Wachovia Loan.

In addition, upon the closing of the Acquisition, pursuant to an agreement with Realty Advisors and the Company at the time of Realty Advisors’ initial public offering in February 2006, Realty Advisors will pay the Company an acquisition fee equal to one percent of the purchase price paid by the Company for the Properties.

Real estate held for sale at June 30, 2007 represents the cost of the Properties acquired and certain assets related to these properties (in thousands):

Real estate, net	$124,067
Cash and tenant receivables	697
Restricted cash	43,574
Prepaid expenses and other assets	777
Deferred financing fees	1,874
Deferred tax assets	277

Total real estate held for sale	$171,266

In addition, certain liabilities related to these Properties at June 30, 2007 consisted of the following (in thousands):

Credit facility debt	$41,500
Mortgage loan payable	120,500
Accrued real estate taxes	1,155
Accounts payable and other liabilities	6,541
Tenant security deposits	234

Total real estate held for sale	$169,930

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Real Estate Held for Sale—(Continued)

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (“FAS 144”), net income (loss) related to real estate held for sale is reflected in the consolidated statements of operations as “Discontinued Operations” for the period presented (in thousands):

For the Fiscal Year
Ended June 30, 2007

Rental revenue	$2,193
Tenant reimbursements	331

Total revenue	2,524

Property operations	982
Real estate taxes	539
General and administrative	23
Depreciation and amortization	37
Total expenses	1,581

Operating income	943
Other expense
Interest expense	(1,655)

Loss from operations before income taxes	(712)
Income tax benefit	277

Loss from operations of real estate held for sale	$(435)

9.	Repurchase of Common Stock

On December 7, 2005, the Company repurchased all of the 5,861,902 shares of the Company’s common stock, par value $.01 per share (the “Shares”), owned by a single stockholder for a purchase price of $4.00 per share, or an aggregate purchase price of $23,447,608, in a privately negotiated transaction.

10.	Secondary Offering

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

11.	Preferred Stock

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Preferred Stock—(Continued)

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

On April 28, 2006, the Company entered into an agreement with KV to exchange all 11,725 shares of the Series A-1 Preferred Stock owned by KV (the “Preferred Stock Exchange”), which represented all of the issued and outstanding shares of the Company’s preferred stock, for (i) 11,173,925 shares of the Company’s common stock, which is the common stock equivalent that the holder of the Series A-1 Preferred Stock was entitled to receive upon liquidation, merger, consolidation, sale or change in control of the Company, and (ii) a payment by the Company of approximately $10,057,000 (or $0.90 per share of newly issued shares of common stock). The Preferred Stock Exchange closed simultaneously with the closing of the Secondary Offering on July 6, 2006. The amount by which the fair value of the consideration transferred to KV, which totaled approximately $116.2 million, exceeded the carrying amount of the Series A-1 Preferred Stock in the Company’s financial statements, which totaled approximately $10.9 million, including issuance costs, was recorded as a charge to earnings totaling approximately $105.3 million, therefore reducing the amount of earnings available to common stockholders for such period. A substantial portion of this amount is related to a one-time, non-cash charge totaling approximately $95.2 million, as the cash portion of the amount is equal to the $10,057,000 payment described above.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The Company maintains a fiscal year ending June 30 for financial reporting purposes and a calendar year for income tax reporting purposes. The provision (benefit) for income taxes for the fiscal years ended June 30, 2007, 2006 and 2005, consisted of the following (in thousands):

	2007	2006	2005

Current
Federal	$1,913	$3,437	$4,475
State and local	(155)	361	1,076

	1,758	3,798	5,551
Deferred	1,495	(1,311)	(5,703)

Net provision (benefit)	$3,253	$2,487	$(152)

The Company recorded prepaid taxes totaling approximately $343,000 and $1,281,000 as of June 30, 2007 and 2006, respectively, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings. The Company also received net tax refunds of approximately $18,000 and $14,000 during fiscal years 2007 and 2006, respectively.

At June 30, 2007, federal income tax net operating loss carryforwards (“NOL’s”) were available to the Company in the amount of approximately $4.7 million, which expire from 2008 to 2026. Utilization of certain of these NOLs totaling $560,000 is limited until January 2008, pursuant to Section 382 of the Internal Revenue Code relating to a prior ownership change.

The Company’s effective tax rate on its income before taxes differs from the statutory federal income tax rate as follows for the fiscal years ended June 30:

	2007	2006	2005

Federal statutory rate	34.0%	34.0%	34.0%
State and local income taxes (net of federal tax benefits)	(1.7)	1.5	7.9
Meals and entertainment	8.6	7.0	2.9
Executive compensation	5.7	5.8	0.6
Change in valuation allowance	10.9	(22.8)	(39.7)
Other	(5.0)	8.1	(6.9)

Effective income tax rate	52.5%	33.6%	(1.2)%

The Company increased its net deferred tax assets by approximately $723,000 during fiscal year 2007 primarily due to Federal net operating loss carryforwards that were generated during the six months ended June 30, 2007 as well as the reversal of a deferred tax liability due to the sale of its LoopNet, Inc. investment. The Company increased its valuation allowance related to its deferred tax assets by approximately $674,000 due to the likelihood that the Company would realize only a portion of the deferred assets generated during the six months in future periods. During fiscal years 2006 and 2005, the Company generated sufficient taxable income to realize a portion of its deferred tax assets and correspondingly reduced the valuation allowance by approximately $1.7 and $5.2 million, respectively.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes—(Continued)

Deferred income tax liabilities or assets are determined based on the differences between the financial statement and tax basis of assets and liabilities. The components of the Company’s deferred tax assets and liabilities are as follows as of June 30, 2007 and 2006 (in thousands):

	2007	2006

Deferred tax assets:
Federal NOL and credit carryforwards	$1,371	$1,275
State NOL carryforwards	3,640	2,875
Insurance reserves	2,361	2,262
Compensation and benefits	1,128	1,040
Rent concessions	1,747	1,417
Commission and fee reserves	342	327
Other	694	1,313

Deferred tax assets	11,283	10,509
Less valuation allowance	(3,377)	(2,703)

	7,906	7,806

Deferred tax liabilities:
Goodwill amortization	(4,367)	(3,639)
Employee advances	(1,266)	(1,016)
Other	(368)	(1,969)

Deferred tax liabilities	(6,001)	(6,624)

Net deferred tax assets	$1,905	$1,182

13.	Stock Compensation Awards and 401(k) Plans

Restricted Stock Grants

Restricted stock award grants totaling 130,352, 191,504 and 244,321 shares were issued for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, with weighted average market value prices at date of grant of $10.36, $10.18 and $5.12, respectively. These award grants generally vest over a one to three year period. As of June 30, 2007, 418,408 shares remain unvested at a weighted average grant price of $8.78. Compensation expense related to these restricted stock awards totaled approximately $1,331,000, $722,000 and $167,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, and is included in salaries, wages and benefit expense in the Company’s Consolidated Statements of Operations. At June 30, 2007, compensation expense not yet recognized related to these restricted stock awards totaled approximately $2.6 million and will be recognized over a weighted average period of 2 years and 1 month.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock Compensation Awards and 401(k) Plans—(Continued)

Stock Option Plans

Changes in stock options were as follows for the fiscal years ended June 30, 2007, 2006, and 2005:

	2007		2006		2005
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Stock options outstanding at the beginning of the year	1,228,045	$2.00 to $14.20	1,445,152	$0.92 to $16.44	1,329,023	$0.92 to $16.44
Granted	25,000	$11.75	138,250	$5.89 to $14.20	510,000	$2.99 to $4.70
Lapsed or canceled	(34,510)	$5.81 to $11.31	(82,493)	$5.81 to $16.44	(376,371)	$3.75 to $13.50
Exercised	(97,316)	$5.44 to$11.31	(272,864)	$0.92 to $11.31	(17,500)	$2.85

Stock options outstanding at the end of the year	1,121,219	$2.00 to $14.20	1,228,045	$2.00 to $14.20	1,445,152	$0.92 to $16.44

Exercisable at end of the year	874,552		785,544		866,068

Additional information segregated by relative ranges of exercise prices for stock options outstanding as of June 30, 2007 is as follows:

			Weighted	Weighted
			Average	Average
		Weighted	Exercise	Exercise
Exercise		Average Years	Price-Outstanding	Price-Exercisable
Price	Shares	Remaining Life	Shares	Shares

$ 2.00 to $4.70	571,000	7.31	4.47	4.39
$ 5.81 to $8.94	207,119	3.24	7.01	7.07
$11.13 to $14.20	343,100	2.12	11.55	11.37

	1,121,219

Weighted average information per share with respect to stock options for fiscal years ended June 30, 2007 and 2006 is as follows:

	2007		2006

Exercise price:
Granted	$11.75		$8.75
Lapsed or canceled	6.71		11.43
Exercised	6.14		3.08
Outstanding at June 30	7.11		6.92
Remaining life	4.97	years	5.74	years

The Company’s 2006 Omnibus Equity Plan (the “Plan”) was adopted by the Company on September 25, 2006, subject to approval by the stockholders of the Company which was obtained at the annual stockholders meeting of November 9, 2006. The Plan is an amendment, restatement and consolidation of the following plans previously adopted by the Company: the 1990 Amended and Restated Stock Option Plan; the 1993 Stock Option Plan for Outside Directors; the 1998 Stock Option Plan; the 2000 Stock Option Plan; and the 2005 Restricted Share Program (for Non-Affiliated Board Members) (collectively, the foregoing plans are referred to herein as the “Prior Plans”) which are more fully disclosed further below.

The amendment and restatement of the Prior Plans does not in anyway affect the rights of individuals who participated in the Prior Plans in accordance with their provisions. All matters relating to the number of options or shares of restricted stock to which such individuals may be entitled based upon events occurring prior to the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock Compensation Awards and 401(k) Plans—(Continued)

adoption of the Plan, and to the applicable term of any award granted under the Prior Plans shall be determined in accordance with the applicable provisions of the Prior Plans.

A total of 5,800,000 shares of common stock (plus restricted shares issuable to outside directors pursuant to the formula contained in the 2005 Restricted Stock Program) were originally available for issuance under the Prior Plans and, as of September 25, 2006, 1,019,777 shares had been issued pursuant to the Prior Plans. As a result, a total of 4,780,223 shares of common stock (plus restricted shares issuable to outside directors pursuant to the formula contained in the Plan) were initially available for issuance under the Plan. As of September 25, 2006, options to acquire a total of 1,224,045 shares were outstanding, thus, as of that date, 3,556,178 shares remained eligible for future grant. As a result of activity during the remainder of the fiscal year, shares available for issuance under the Plan totaled 3,532,724 as of June 30, 2007. Stock options under this plan may be granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, by the full Board of Directors.

The Company’s 1990 Amended and Restated Stock Option Plan, as amended, provided for grants of options to purchase the Company’s common stock for a total of 2.0 million shares. At June 30, 2006 and 2005, the number of shares available for the grant of options under the plan was 1,097,452 and 1,179,952, respectively. Stock options under this plan were granted at prices from 50% up to 100% of the market price per share at the dates of grant, their terms and vesting schedules of which were determined by the Board of Directors.

The Company’s 1993 Stock Option Plan for Outside Directors provided for an automatic grant of an option to purchase 10,000 shares of common stock to each newly elected independent member of the Board of Directors and an automatic grant of an option to purchase 8,000 shares at the successive four year service anniversaries of each such director. The exercise prices were set at the market price at the date of grant. The initial options expired five years from the date of grant and vested over three years from such date. The anniversary options vested over four years from the date of grant and expired ten years from such date. The plan was amended in November 1998 to increase the number of issuable shares authorized for the plan from 50,000 to 300,000 and to provide for the anniversary options. In October 2005, the Board of Directors indefinitely suspended any new grants under this plan. The number of shares available for grant was 244,000 at June 30, 2006 and 2005.

The Company’s 1998 Stock Option Plan provided for grants of options to purchase the Company’s common stock. The plan authorized the issuance of up to 2.0 million shares, and had 1,388,726, and 1,336,983 shares available for grant as of June 30, 2006 and 2005, respectively. Stock options under this plan were granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers, the full Board of Directors.

The Company’s 2000 Stock Option Plan provided for grants of options to purchase the Company’s common stock. The plan authorized the issuance of up to 1.5 million shares, and had 825,000 and 850,000 shares available for grant at June 30, 2006 and 2005, respectively. Stock options under this plan were granted at prices and with such other terms and vesting schedules as determined by the Compensation Committee of the Board of Directors, or, with respect to options granted to corporate officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended, by the full Board of Directors.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock Compensation Awards and 401(k) Plans—(Continued)

fair value method of that Statement. Weighted-average assumptions for options granted for fiscal years 2007, 2006 and 2005, respectively, are as follows:

	Pro Forma
	2007	2006	2005

Risk free interest rates	4.68%	4.58%	3.99%
Dividend yields	0%	0%	0%
Volatility factors of the expected market price of the common stock	.812	.828	.834
Weighted-average expected lives	5.00 years	5.00 years	5.00 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in these assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of options granted. The weighted average fair values of options granted by the Company in fiscal years 2007, 2006 and 2005 using this model were $7.95, $5.98 and $3.21, respectively.

In December 2004, the Financial Accounting Standards Board issued Statement 123(R) (“FAS 123(R)”) effective for fiscal years beginning after June 15, 2005. FAS 123(R) requires mandatory reporting of all stock-based compensation awards on a fair value basis of accounting. Generally, companies are required to calculate the fair value of all stock awards and amortize that fair value as compensation expense over the requisite service period of the awards. The Company applied the new rules on accounting for stock-based compensation awards beginning in the first fiscal quarter of fiscal 2006. During fiscal years 2007 and 2006, the Company recognized approximately $745,000 and $668,000 of stock-based compensation expense, respectively, related to stock options, which is included in salaries, wages and benefit expense in the Company’s Consolidated Statements of Operations. At June 30, 2007, compensation expense not yet recognized related to these stock option awards totaled approximately $866,000 and will be recognized over a weighted average period of 1.4 years.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock Compensation Awards and 401(k) Plans—(Continued)

the Company elected to adopt the fair value recognition provisions of FAS 123 in the 2005 fiscal year, pro forma net income and net income per share would have been as follows (in thousands):

Pro forma
for the Fiscal
Year Ended
June 30,
2005

Net income to common stockholders, as reported	$12,378
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(164)

Pro forma net income to common stockholders	$12,214

Net earnings per weighted average common share outstanding:
Basic—as reported	$0.82

Basic—pro forma	$0.81

Diluted—as reported	$0.81

Diluted—pro forma	$0.80

Employee Stock Purchase Plan

The Company has a 401(k) Plan covering eligible employees and provides that employer contributions may be made in common stock of the Company or cash. Discretionary contributions by the Company for the plans (net of forfeitures and reimbursements received pursuant to property and corporate facilities management services agreements) amounted to approximately $522,000, $466,000 and $583,000 for the plan years ended December 31, 2006, 2005 and 2004, respectively.

Stock Repurchase Plan

In February 2006, the Company’s Board of Directors authorized a common stock buyback program pursuant to which the Company could repurchase up to 15 percent of its outstanding shares of common stock as market conditions warranted over the next 12 months. The shares could be repurchased from time to time at prevailing market prices through open market transactions or privately negotiated transactions, and were subject to restrictions related to volume, price, timing, market conditions and applicable Securities and Exchange Commission rules and regulations as well as a restriction of total repurchases pursuant to the terms of the Company’s credit agreement. There were no shares repurchased under this program.

14.	Related Party Transactions

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions—(Continued)

services rendered to these and other affiliates, including joint ventures, officers and directors and their affiliates, was as follows for the fiscal years ended June 30, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Transaction fees
Kojaian Companies	$373	$550	$485
Archon	—	1,433	1,185

	373	1,983	1,670

Management fees
Kojaian Companies	9,208	8,818	9,232
Archon	—	923	1,842

	9,208	9,741	11,074
Less: asset management fees
Kojaian Companies	2,958	2,874	2,957
Archon	—	9	87

	2,958	6,858	8,030

Total revenue	$6,623	$8,841	$9,700

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

The Compensation Committee of the Company adopted a Long-Term Executive Cash Incentive Plan (the “Plan”) in June 2005. The Plan provides for the payment of bonuses to certain executive employees if specified financial goals for the Company are achieved for the rolling three year periods ending December 31, 2006, 2007 and 2008. In March 2007, the Company paid approximately $219,000 to the executive employees for financial goals achieved during the three year period ended December 31, 2006.

15.	Commitments and Contingencies

Non-cancelable Operating Leases

The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which the Company acts as sublessor.

The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies—(Continued)

Future minimum payments under non-cancelable operating leases with an initial term of one year or more, excluding any future potential operating or real estate tax expense increases, were as follows at June 30, 2007 (in thousands):

Year Ending June 30,	Lease Obligations

2008	$16,205
2009	15,153
2010	11,464
2011	8,958
2012	7,554
Thereafter	18,895

$78,229

Lease and rental expense for the fiscal years ended June 30, 2007, 2006 and 2005 totaled $20,153,000, $18,794,000, and $17,805,000, respectively and are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

Environmental

As first reported in the Company’s Form 10-Q for the period ended December 31, 2000, a corporate subsidiary of the Company owns a 33% interest in a general partnership, which in turn owns property in the State of Texas which is the subject of an environmental assessment and remediation effort, due to the discovery of certain chemicals related to a release by a former bankrupted tenant of dry cleaning solvent in the soil and groundwater of the partnership’s property and adjacent properties. The Company has no financial recourse available against the former tenant due to its insolvency. Prior assessments had determined that minimal costs would be incurred to remediate the release. However, subsequent findings at and around the partnership’s property increased the probability that additional remediation costs would be necessary. The partnership worked with the Texas Natural Resource Conservation Commission (the “TNRCC”) and the local municipality to implement a multi-faceted plan, which included both remediation and ongoing monitoring of the affected properties. During February 2007, the partnership received a final certificate of completion from the Texas Commission on Environmental Quality notifying the partnership that the remediation was complete. As of June 30, 2007, the Company’s share of cumulative costs to remediate and monitor this situation was estimated at approximately $1,157,000 based upon the significant completion of a comprehensive project plan prepared by an independent third party environmental remediation firm. Approximately $1,126,000 of this amount has been paid as of June 30, 2007 and the remaining $31,000 has been reflected as a loss reserve in the consolidated balance sheet for remaining future project closure costs. The Company’s management believes that the outcome of these events will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

16.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing investments. Owners and occupiers of real estate services account for a substantial

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Concentration of Credit Risk—(Continued)

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

17.	Segment Information

The Company has two reportable segments—Transaction Services and Management Services.

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

The fundamental distinction between the Transaction Services and Management Services segments lies in the nature of the revenue streams and related cost structures. Transaction Services generates revenue primarily on a commission or project fee basis. Therefore, the personnel responsible for providing these services are compensated primarily on a commission basis. The Management Services revenue is generated primarily by long term (one year or more) contractual fee arrangements. Therefore, the personnel responsible for delivering these services are compensated primarily on a salaried basis.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information—(Continued)

	Transaction	Management	Company
	Services	Services	Totals
		(Amounts in thousands)

Fiscal year ended June 30, 2007
Total Revenues	$309,151	$204,135	$513,286
EBITDA	12,790	866	13,656
Total Assets	73,659	16,039	89,698
Goodwill, net	18,376	6,387	24,763
Fiscal year ended June 30, 2006
Total Revenues	$295,711	$194,416	$490,127
EBITDA	16,787	(311)	16,476
Total Assets	74,591	14,224	88,815
Goodwill, net	18,376	6,387	24,763
Fiscal year ended June 30, 2005
Total Revenues	$267,810	$195,725	$463,535
EBITDA	19,546	563	20,109

Reconciliation of Segment EBITDA to Statements of Operations (in thousands):

	Fiscal Year Ended June 30,
	2007	2006	2005

Total Segment EBITDA	$13,656	$16,476	$20,109
Less:
Depreciation & amortization	(8,844)	(7,748)	(5,742)
Net interest expense	(47)	(1,523)	(1,252)
Gain on sale of marketable securities	3,765	—	—
Merger related costs	(2,337)

Income before income taxes	$6,193	$7,205	$13,115

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of June 30,
	2007	2006

Total segment assets	$89,698	$88,815
Current tax assets	343	1,281
Deferred tax assets	1,905	1,182
Equity method investment	5,637	2,945
Real estate held for sale	171,266	—

Total assets	$268,849	$94,223

18.	Material Contract

On May 22, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, NNN Realty Advisors, Inc. (“NNN Realty Advisors”) and B/C Corporate Holding, Inc. (“Merger Sub”), a wholly owned subsidiary of the Company. Pursuant to the Merger

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Material Contract—(Continued)

Agreement, NNN Realty Advisors will become a wholly owned subsidiary of the Company (the “Merger”). The Merger will be effected through the issuance of 0.88 shares of the Company’s common stock for each share of NNN Realty Advisors common stock outstanding. Following the Merger, the Company stockholders will own approximately 41% of the combined company and NNN Realty Advisors stockholders will own approximately 59% of the combined company.

The merged companies will retain the Grubb & Ellis name and will continue to be listed on the NYSE under the ticker symbol “GBE”. The combined company will be headquartered in Santa Ana, CA and the Company’s Board of Directors will be increased to nine members. The Board will include six nominees from NNN Realty Advisors and three nominees from the Company. Anthony W. Thompson, Founder and Chairman of the Board of NNN Realty Advisors, will join the Company as Chairman of the Board. Each of C. Michael Kojaian, currently Chairman of the Board of Directors of the Company, Rodger D. Young and Robert J. McLaughlin will remain on the Board of Directors of the Company. Mr. Young will be Chairman of the combined company’s Governance and Nominating Committee and Mr. McLaughlin will be Chairman of the combined company’s Audit Committee. Scott D. Peters, President and Chief Executive Officer of NNN Realty Advisors will become Chief Executive Officer of the Company and will also join the Company’s Board of Directors.

The transaction is expected to close in the third or fourth quarter of 2007, subject to the approval by the stockholders of both companies and other customary closing conditions of transactions of this type. Certain entities affiliated with the Chairman of the Board of the Company, which collectively own approximately 39% of the outstanding shares of the Company common stock, have agreed to vote their shares in favor of the Merger. Similarly, certain members of management and the Board of Directors of NNN Realty Advisors who collectively own approximately 28% of the outstanding shares of NNN Realty Advisors common stock have agreed to vote their shares in favor of the Merger.

In connection with the proposed transaction, the Company and NNN Realty Advisors filed a preliminary joint proxy statement/prospectus with the Securities and Exchange Commission on July 3, 2007 as part of a registration statement on Form S-4 regarding the proposed merger.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Selected Quarterly Financial Data (unaudited)

	Fiscal Year Ended June 30, 2007
	(in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$117,261	$145,827	$114,948	$135,250

Operating income (loss)	$(1,163)	$6,028	$(5,028)	$2,638

Net income (loss) to common stockholders	$(106,238)	$6,059	$(3,085)	$1,031

Income (loss) per common share:
Basic—	$(4.30)	$0.24	$(0.12)	$0.04

Weighted average common shares outstanding	24,699	25,780	25,839	25,910

Diluted—	$(4.30)	$0.23	$(0.12)	$0.04

Weighted average common shares outstanding	24,699	26,087	25,839	26,217

EBITDA	$777	$8,076	$(2,605)	$7,408

Common stock market price range (high: low)	$10.21 : $7.91	$12.61 : $8.76	$11.90 : $10.23	$13.25 : $10.69

	Fiscal Year Ended June 30, 2006
	(in thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating revenue	$120,737	$140,577	$109,237	$119,576

Operating income (loss)	$2,523	$6,878	$(3,555)	$2,882

Net income (loss) to common stockholders	$2,175	$4,991	$(2,748)	$493

Income (loss) per common share:
Basic—	$0.14	$0.37	$(0.29)	$0.05

Weighted average common shares outstanding	15,116	13,611	9,490	9,579

Diluted—	$0.14	$0.36	$(0.29)	$0.05

Weighted average common shares outstanding	15,387	13,897	9,490	9,961

EBITDA	$4,001	$9,033	$(2,098)	$5,540

Common stock market price range (high: low)	$7.30 : $5.80	$12.05 : $5.55	$14.20 : $9.04	$14.50 : $9.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Grubb & Ellis Company has established controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2007. the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2007.

Changes in Internal Controls Over Financial Reporting

There were no changes to the Company’s controls over financial reporting during the fourth quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

GRUBB & ELLIS COMPANY

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information About the Directors

The names of the persons who are directors of the Company are set forth below.

The term of office of each director extends until the special meeting of Company stockholders in 2007 and until his successor is elected and qualified.

Anthony G. Antone	37, has served as a director of the Company since July 2002. Mr. Antone, an attorney, has been associated with Kojaian Management Corporation, a real estate investment firm headquartered in Bloomfield Hills, Michigan, since October 1998, serving as Vice President—Development since September 2001, and as Director—Development from October 1998 to September 2001. Prior to that time he served in the office of Spencer Abraham, United States Senator, as Deputy Chief of Staff. He is also a director of Bank of Michigan.
C. Michael Kojaian	45, has served as Chairman of the Board of Directors of the Company since June 2002 and as a director of the Company since December 1996. He has been the President of Kojaian Ventures, L.L.C. and also Executive Vice President, a director and a shareholder of Kojaian Management Corporation, both of which are investment firms headquartered in Bloomfield Hills, Michigan, since 2000 and 1985, respectively. He has also been a director of Arbor Realty Trust, Inc. since June 2003 and a director of Grubb & Ellis Realty Advisors, Inc., an affiliate of the Company, since its inception in September 2005.
Robert J. McLaughlin	74, has served as a director of the Company since July 2004. Mr. McLaughlin previously served as a director of the Company from September 1994 to March 2001. He founded The Sutter Group in 1982, a management consulting company that focuses on enhancing shareholder value, and currently serves as its President. Previously, Mr. McLaughlin served as President and Chief Executive Officer of Tru-Circle Corporation, an aerospace subcontractor, from November 2003 to April 2004, and as Chairman of the Board of Directors of Imperial Sugar Company from August 2001 to February 2003, and as Chairman and Chief Executive Officer from October 2001 to April 2002. He is also a director of Imperial Sugar Company.
F. Joseph Moravec	56, has served as a director of the Company since July 2006. Mr. Moravec is currently a self-employed consultant to real property owners, operating companies and non-profit organizations in the formulation and execution of asset transaction management and organizational solutions. From 2001 to 2005, Mr. Moravec served as Commissioner of the Public Buildings Service of the General Services Administration, where he was responsible for asset management and design, construction, leasing, operations and disposal of the GSA’s real estate portfolio. From 1998 to 2001, he served as Senior Advisor for Business Development at George Washington University. Prior to 1998, Mr. Moravec served in various executive positions in the commercial real estate industry, including serving as the President of the Company’s Eastern Division and a member of the Company’s five-person Executive Committee from 1989 to 1991. He presently serves as a member of the Real Estate Investment Advisory Committee of ASB Capital Management.

Mark E. Rose	43, has served both as the Company’s Chief Executive Officer and as a director of the Company since March 2005. Mr. Rose has also served as the Chief Executive Officer, Secretary and as a member of the board of directors of Grubb & Ellis Realty Advisors, Inc., an affiliate of the Company, since its inception in September 2005. From 1993 to 2005, Mr. Rose served in various positions with Jones Lang LaSalle, including serving as Chief Innovation Officer from 2000 to 2002, as Chief Financial Officer of the Americas from 2002 to 2003, and as Chief Operating Officer and Chief Financial Officer of the Americas from 2003 through his departure in 2005. Prior to joining Jones Lang LaSalle, Mr. Rose was the Chairman and Chief Executive Officer of the U.S. Real Estate Investment Trust of the British Coal Corporation Pension Funds, where he oversaw the management and subsequent disposal of a $1 billion portfolio of real estate assets. Mr. Rose serves on the board of directors of the Chicago Shakespeare Theater, Chicago Botanic Garden, and the Chicago Central Area Committee.
Rodger D. Young	61, has served as a director of the Company since April 2003. Mr. Young has been a name partner of the law firm of Young & Susser, P.C. since its founding in 1991, a boutique firm specializing in commercial litigation with offices in Southfield, Michigan and New York City. In 2001, Mr. Young was named Chairman of the Bush Administration’s Federal Judge and U.S. Attorney Qualification Committee by Governor John Engler and Michigan’s Republican Congressional Delegation. Mr. Young is a member of the American College of Trial Lawyers and was listed in the 2007 edition of Best Lawyers of America. Mr. Young was named by Chambers International as one of the top commercial litigators in the United States.

Communications with the Directors

Stockholders, employees and others interested in communicating with the Chairman of the Board may do so by writing to C. Michael Kojaian, c/o Corporate Secretary, Grubb & Ellis Company, 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661. Stockholders, employees and others interested in communicating with any of the other directors of the Company may do so by writing to [Name of Director], c/o Corporate Secretary, Grubb & Ellis Company, 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661.

Information About Executive Officers

In addition to Mr. Rose, the following are the current executive officers of the Company:

Maureen A. Ehrenberg	48, has served as Executive Vice President of the Company since November 2000, and as Senior Vice President of the Company from May 1998 to November 2000. She was named President of Global Client Services in February 2004. She has also served as President of Grubb & Ellis Management Services, Inc., a wholly owned subsidiary of the Company, from February 1998 and as the head of the Company’s Institutional Services Group since April 2003. From May 2000 to May 2001, she served as a member of the Office of the President of the Company. She also serves as a director and/or officer of certain subsidiaries of the Company. Ms. Ehrenberg also acted as a Co-Chief Executive Officer of the Company from April 2003 until Mr. Rose joined the Company in March 2005.

Frances Lewis	53, has served as Senior Vice President, Marketing & Communications since September 2004. Ms. Lewis was designated an executive officer of the Company in September 2006. From 2001 to 2004, Ms. Lewis was principal of Lewis Consulting where she counseled a wide range of companies on marketing and communications issues. From 1997 to 2001, she was Senior Vice President, Corporate Communications for Equity Office Properties Trust, a public real estate investment trust, where she was responsible for strategy development and execution of all external and internal communications, branding and marketing initiatives. Before joining Equity Office, Lewis spent 15 years with Sam Zell’s Equity Group Investments, Inc.
Robert H. Osbrink	60, has served as Executive Vice President of the Company since December 2001 and was named President of Transaction Services in February 2004. During the five years prior to December 2001, Mr. Osbrink served in a progression of regional managerial positions in the Los Angeles and Southwestern United States areas for the Company. Mr. Osbrink also acted as a Co-Chief Executive Officer of the Company from April 2003 until Mr. Rose joined the Company in March 2005.
Richard W. Pehlke	53, has served as the Executive Vice President and Chief Financial Officer of Grubb & Ellis since February 15, 2007. Prior to joining Grubb & Ellis, Mr. Pehlke served as Executive Vice President and Chief Financial Officer and a member of the Board of Directors of Hudson Highland Group, a publicly held global professional staffing and recruiting business, from 2003 to 2005. From 2001 to 2003, Mr. Pehlke operated his own consulting business specializing in financial strategy and leadership development. In 2000, he was Executive Vice President and Chief Financial Officer of ONE, Inc. a privately held software implementation business. Prior to 2000, Mr. Pehlke held senior financial positions in the telecommunications, financial services and food and consumer products industries. He received his B.S. in Business Administration—Accounting from Valparaiso University and an MBA in Finance from DePaul University.
Robert Z. Slaughter	53, has served as Executive Vice President, General Counsel and Corporate Secretary of the Company since April 2006. From 2001 to 2006, Mr. Slaughter was a partner in the law firm of Jenner & Block, LLP, based in Chicago, Illinois, where his primary practice focused on corporate, securities, governance and commercial matters. Prior to joining Jenner & Block, Mr. Slaughter served as Vice President and General Counsel of Moore Corporation Limited (which was subsequently combined with R.R. Donnelley and Sons Company) from 1998 to 2001 and Associate General Counsel from 1997 to 1998. Prior to joining Moore, he served as a business unit Vice President and General Counsel at Ameritech Corporation from 1994 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, the chief accounting officer and stockholders holding ten percent (10%) or more of our voting securities (“Insiders”) to file with the SEC reports showing their ownership and changes in ownership of Company securities, and to send copies of these filings to us. To our knowledge, based upon review of copies of such reports furnished to us and upon written representations that we have received to the effect that no other reports were required during the year ended June 30, 2007, the Insiders complied with all Section 16(a) filing requirements applicable to them, except that Maureen Ehrenberg filed a late Form 4 with respect to three transactions related to the exercise of stock options and the sale of the underlying shares.

Code of Ethics

The Company has adopted, and revised effective July 6, 2006, a code of business conduct and ethics (“Code of Ethics”) that applies to all of the Company’s directors, officers, employees and independent contractors, including the Company’s principal executive officer, principal financial officer and controller and complies with the requirements of the Sarbanes-Oxley Act of 2002 and the NYSE listing requirements. The Company’s Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the code, and accountability. In addition, the Company maintains an Ethics Hotline with an outside service provider in order to assure compliance with the so-called “whistle blower” provisions of the Sarbanes Oxley Act of 2002. This toll-free hotline and confidential web-site provide officers, employees and independent contractors with a means by which issues can be communicated to management on a confidential basis. A copy of the Company’s Code of Ethics is available on the company’s website at www.grubb-ellis.com and upon request and without charge by contacting Investor Relations, Grubb & Ellis Company, 500 W. Monroe Street, Suite 2800, Chicago, IL 60661.

Corporate Governance Guidelines

Effective July 6, 2006, the Board adopted corporate governance guidelines to assist the Board in the performance of its duties and the exercise of its responsibilities. The Company’s Corporate Governance Guidelines are available on the Company’s website at www.grubb-ellis.com and printed copies may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661.

Audit Committee

The Audit Committee of the Board is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the rules thereunder. The Audit Committee operates under a written charter adopted by the Board of Directors. The charter of the Audit Committee was last revised effective September 20, 2006 and is available on the Company’s website at www.grubb-ellis.com and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661. The current members of the Audit Committee are Robert McLaughlin, Chair, and F. Joseph Moravec. The Board has determined that the members of the Audit Committee are independent under the NYSE listing requirements and the Exchange Act and the rules thereunder, and that Mr. McLaughlin is an audit committee financial expert in accordance with rules established by the SEC. R. David Anacker served as a member and Chair of the Audit Committee until his death on May 23, 2007. As a result of Mr. Anacker’s death, the Company does not comply with requirements of Section 303A.07(a) of the NYSE Listed Company Manual (which requires each NYSE listed company to have at least three members on its audit committee). Since the non-compliance resulted from the death of a director, the NYSE has advised the Company that the Company has until November 23, 2007 to resolve the non-compliance before the NYSE will publicly disseminate a below compliance indicator.

Corporate Governance and Nominating Committee

The functions of the Company’s Corporate Governance and Nominating Committee are to assist the Board with respect to: (i) director qualification, identification, nomination, independence and evaluation; (ii) committee structure, composition, leadership and evaluation; (iii) succession planning for the CEO and other senior executives; and (iv) corporate governance matters. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board, which is available on the Company’s website at www.grubb-ellis.com and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661. The current member of the Corporate Governance and Nominating Committee is Rodger D. Young. The Board has determined that Mr. Young is independent under the NYSE listing requirements and the Exchange Act and the rules thereunder.

Certifications

As of December 20, 2006, the Company’s Chief Executive Officer certified, to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company has filed with the SEC, as an exhibit to this Annual Report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion and analysis describes the governance and oversight of the Company’s executive compensation programs and the material elements of compensation paid or awarded to our principal executive officer, those who served as our principal financial officer, and the three other most highly compensated executive officers of the Company during the Company’s 2007 fiscal year (collectively, the “named executive officers” or “NEOs” and individually, a “named executive officer” or “NEO”). The specific amounts and material terms of such compensation paid, payable or awarded are disclosed in the tables and narrative included in this section of this annual report on Form 10-K.

Compensation Committee Overview

The Board of Directors has delegated to the Compensation Committee oversight responsibilities for the Company’s executive compensation programs.

The Compensation Committee determines the policy and strategies of the Company with respect to executive compensation taking into account certain factors that the Compensation Committee deems appropriate such as (a) compensation elements that will enable the Company to attract and retain executive officers who are in a position to achieve the strategic goals of the Company which are in turn designed to enhance stockholder value, and (b) the Company’s ability to compensate its executives in relation to its profitability and liquidity.

The Compensation Committee approves, subject to further, final approval by the full Board of Directors, (a) all compensation arrangements and terms of employment, and any material changes to the compensation arrangements or terms of employment, for the NEOs and certain other key employees (including employment agreements and severance arrangements), and (b) the establishment of, and changes to, equity-based awards programs. In addition, each calendar year, the Committee approves the annual incentive goals and objectives of each NEO and certain other key employees, evaluates the performance of each NEO and certain other key employees against the approved performance goals and objectives applicable to him or her, determines whether and to what extent any incentive awards have been earned by each NEO, and makes recommendations to the Company’s Board of Directors regarding the approval of incentive awards.

The Compensation Committee also provides general oversight of the Company’s employee benefit and retirement plans.

The Compensation Committee operates under a written charter adopted by the Board and revised effective July 6, 2006, which is available on the Company’s website at www.grubb-ellis.com and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 500 West Monroe Street, Suite 2800, Chicago, Illinois 60661.

Use of Consultants

Under its Charter, the Compensation Committee has the power to select, retain, compensate and terminate any compensation consultant it determines is useful in the fulfillment of the Committee’s responsibilities. The Committee also has the authority to seek advice from internal or external legal, accounting or other advisors.

During the Company’s 2007 fiscal year, the Committee did not engage the services of an outside compensation consulting firm.

The Committee did, however, engage Ferguson Partners to manage the search for our chief financial officer (“CFO”) which resulted in the hiring of Richard W. Pehlke. In conjunction with the search, Ferguson advised the Committee with respect to Mr. Pehlke’s compensation arrangements and terms of employment. Likewise the Compensation Committee used the services of Ferguson Partners in connection with the search for our chief executive officer (“CEO”), Mark E. Rose, in fiscal 2004 and, for our general counsel (“GC”), Robert Z. Slaughter, in fiscal 2006, and assisted in the determination of the compensation arrangements and terms of employment for these NEOs. In each instance, Ferguson provided to the Committee and the Committee considered information regarding comparative market compensation arrangements.

In calendar 2004, the Compensation Committee considered and acted upon certain advice and recommendations provided to the Company by Mellon Human Resources & Investor Solutions. See “Role of Executives in Establishing Compensation” below.

Role of Executives in Establishing Compensation

In advance of each Committee meeting, the CEO and the Senior Vice President, Human Resources (“SVP HR”) work with the Committee Chairman to set the meeting agenda. The Compensation Committee periodically consults with the CEO of the Company with respect to the hiring and the compensation of the other NEOs and certain other key employees. Members of management, typically the CEO, SVP HR, CFO and GC, regularly participate in non-executive portions of Compensation Committee meetings.

In fiscal 2007, management developed the 2006 Omnibus Equity Plan and recommended the plan to the Compensation Committee for consideration. The plan consolidates the Company’s then existing equity plans and provides the Company greater flexibility with respect to the types of equity awards that can be granted by the Company to assist the Company in attracting, motivating and retaining key employees, independent contractors, consultants and Board members. This plan was approved by the Company’s stockholders at the 2006 annual meeting.

In November 2005, upon the recommendation of management, the Compensation Committee (a) approved the grant of options with respect to an aggregate of 45,000 shares of the Company’s common stock to five employees who are not NEOs; and (b) delegated to the CEO the ability to grant options with respect to up to 55,000 shares of the Company’s common stock options to recruit new senior leaders or to retain key staff making at least $200,000 annually, provided that any grant to any individual may not exceed 7,500 options. This pool of options remains available to be granted to key staff by the CEO.

In calendar 2004, the Company utilized the services of Mellon Human Resources & Investor Solutions to conduct a competitive compensation analysis for our senior executive positions. Mellon provided information specific to the compensation structure for Mr. Osbrink’s position (Executive Vice President and President, Transaction Services) and for Ms. Ehrenberg’s position (Executive Vice President and President, Global Client Services). Mellon also provided the analysis and design structure for our Long Term Incentive Plan (“LTIP”) which is part of our incentive program for our NEOs. The LTIP is described in more detail below in the section entitled Compensation During Term of Employment—“Long-Term Incentives”.

Compensation Committee Activity

The Compensation Committee met eight times during the 2007 fiscal year and in fulfillment of its obligations, among other things, took the following actions:

•	Recommended that the Board approve an amendment to Mr. Osbrink’s Employment Agreement (which is described below in the section entitled “Employment Contracts and Compensation Arrangements—Robert H. Osbrink”);

•	Recommended that the Board approve the 2006 Omnibus Equity Plan subject to stockholder approval;

•	Approved subject, in the case of the NEOs, to further approval by the full Board payments to our NEOs and other key employees under the 2006 Bonus Plan;

•	Approved subject to further, final approval by the full Board payments to Mr. Rose, Mr. Osbrink and Ms. Ehrenberg under the LTIP for performance period 2004-2006;

•	Approved subject to further, final approval by the full Board the design of the 2007 Bonus Plan and performance objectives for the NEOs and other key employees;

•	Approved subject to further, final approval by the full Board the target for performance period 2007-2009 under the LTIP;

•	Provided oversight for the search for our new CFO and the negotiation of an Employment Agreement with Mr. Pehlke and recommended that the Board approve his employment agreement;

•	Approved subject to further, final approval by the full Board the annual Company match for the 401(k) Plan for calendar year ending 2006 and a change in the funding of our Company match for the 401(k) Plan to a per payroll basis effective January 1, 2007;

•	Approved and recommended to the Board an increase to the base salary for Mr. Slaughter; and

•	Approved and recommended to the Board amendments to the Restricted Share Agreements with our outside directors, Mr. Rose, Ms. Ehrenberg, Mr. Osbrink and another key employee to permit holders of restricted shares to request that the Company, upon vesting, withhold shares sufficient to cover applicable tax withholdings.

Compensation Philosophy, Goals and Objectives

As a commercial real estate services company, Grubb & Ellis is a people oriented business. We strive to create an environment that supports our people in order to achieve our growth strategy and other goals established by the Board so as to increase stockholder value over the long term.

The goals of the Company’s compensation programs are to:

•	Compensate our management, key employees, independent contractors and consultants on a competitive basis to attract, motivate and retain high quality, high performance individuals who will achieve the Company’s short-term and long term goals; and

•	Align economic incentives with the achievement of the Company’s strategic goals and financial targets, including achievement of short-term and long-term EBIT targets.

The Compensation Committee established these goals in order to enhance shareholder value.

We believe that it is important for variable compensation, i.e. where an NEO has a significant portion of his or her total “cash compensation” as risk, to constitute a significant portion of total compensation and that such variable compensation be designed so as to reward effective team work (through the achievement of Company-wide financial goals) as well as the achievement of individual goals (through the achievement of business unit/functional goals and individual performance goals and objectives). We believe that this dual approach best aligns the individual NEO’s interest with the interests of the stockholders.

Compensation During Term of Employment

Our compensation program for our NEOs is comprised of five key elements—base salary, annual bonus incentive compensation, long-term cash incentives, stock-based compensation and incentives and a retirement plan—that are intended to balance the goals of achieving both short-term and long-term results which the Company believes will effectively align management with our stockholders.

Base Salary

Amounts paid to NEOs as base salaries are included in the column captioned “Salary” in the Summary Compensation Table below. Base salary for our NEOs was initially established at the time of the negotiation of their respective Employment Agreements. The base salary of each executive officer is determined based upon his or her position, responsibility, qualifications and experience, and reflects consideration of both external comparison to available market data and internal comparison to other executive officers.

Base salary amounts were initially determined through the recruitment process, and in the cases of our CEO, Mr. Rose, and our CFO, Mr. Pehlke (hired in February 2007), have not been adjusted since the inception of their respective Agreements. Ms. Ehrenberg’s base salary was determined in connection with the negotiation, in 2005, of her current employment agreement and has not been adjusted since that time. Effective January 1, 2007, Mr. Osbrink’s base salary was increased from $400,000 to $450,000 as part of the negotiation of an amendment to his employment agreement. The rationale for the amendment to Mr. Osbrink’s employment agreement is discussed below in the section entitled “Employment Contracts and Compensation Arrangements—Robert H. Osbrink.” Effective April 30, 2007, Mr. Slaughter received a market-based, merit increase of 5% (from $250,000 to $262,500) in his base salary.

The base salary component is designed to constitute between 20% and 50% of total annual compensation at target for the NEOs based upon each individual’s position in the organization and the Committee’s determination of each position’s ability to directly impact the Company’s financial results.

Annual Bonus Incentive Compensation

Amounts paid to NEOs under the annual bonus plan are included in the column captioned “Bonus” in the Summary Compensation Table below. In addition to earning base salaries, each of our NEOs is eligible to receive an annual cash bonus, the target amount of which is set by the individual employment agreement with each NEO. The annual bonus incentive of each NEO is determined based upon his or her position, responsibility, qualifications and experience, and reflects consideration of both external comparison to available market data and internal comparison to other executive officers.

Except in the case of Mr. Osbrink, whose annual bonus target was increased from 100% to 150% of base salary as part of the amendment to his employment agreement which became effective January 1, 2007 (see the section entitled “Employment Contracts and Compensation Arrangements—Robert H. Osbrink”), and Donald D. Olinger (who served as the Company’s interim CFO from January 1, 2007 to February 14, 2007) whose annual bonus target was increased from $50,000 to $70,000 effective January 1, 2007 in connection with his promotion to Senior Vice President, Chief Accounting Officer, no NEO had a change in his or her annual bonus target incentive compensation during the 2007 fiscal year.

We believe that cash incentive bonuses can serve to motivate executive officers to meet or exceed annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock-based compensation and the LTIP (which is designed to serve both as a reward for achieving ever increasing financial performance goals over a three year period and as a retention incentive).

The bonus plan has a formulaic component based on achievement of specified Company earnings before interest and taxes (“EBIT”) and business unit/function EBIT goals and also a component based on the achievement of personal goals and objectives designed to enhance the overall performance of the Company.

The annual cash bonus plan target for NEOs is between 50% and 200% of base salary and is designed to constitute from 20% to 50% of an NEO’s total annual target compensation. The bonus plan component is based on each individual’s role and responsibilities in the company and the Committee’s determination of each NEO’s ability to directly impact the Company’s financial results.

The Compensation Committee reviews each NEO’s bonus plan annually. Annual Company and business unit/function EBIT targets are determined in connection with the annual calendar-year based budget process. A minimum threshold of 70% of Company EBIT must be achieved before any payment is awarded with respect to this component of bonus compensation. Similarly, a minimum threshold of 70% of business unit/function EBIT must be achieved before any payment is awarded with respect to this component of bonus compensation. At the end of each calendar year, the CEO reviews the performance of each of the other NEOs and certain other key employees against the financial objectives and against their personal goals and objectives and makes recommendations to the Compensation Committee for payments on the annual cash bonus plan. The Compensation Committee reviews the recommendations and forwards these to the Board for final approval of payments under the plan.

For calendar year 2006, the Company’s achievement of budgeted EBIT for the Company was below 70% and therefore no NEO received bonus payments on this portion of the annual incentive plan. Amounts were paid to NEOs for achievement of business unit/function EBIT (where the threshold was met) and for achievement of personal objectives. The Compensation Committee and full Board approved all bonus payments made to the NEOs.

During the 2007 fiscal year, the Compensation Committee revised the calendar 2007 bonus plans for certain of the NEOs to increase the percentage of bonus tied to the Company’s EBIT performance in order to more closely link the annual bonus to the Company’s overall financial performance. The chart directly below captioned “Annual Bonus Incentive Compensation” provides the details of the calendar 2006 and calendar 2007 plans.

In addition to the annual bonus program, from time to time the Board may establish one-time cash bonuses related to the satisfactory performance of identified special projects. During fiscal 2007, the Board approved payments to Mr. Slaughter of $35,000 and to Shelby Sherard, the Company’s former CFO, of $25,000 for completion of special projects.

In addition, in fiscal 2007, in connection with the amendment to Mr. Osbrink’s employment agreement, the Board authorized payment to him of a renewal bonus of $500,000 (see section entitled “Employment Contracts and Compensation Arrangements—Robert H. Osbrink”).

Annual Bonus Incentive Compensation

	Calendar 2007					Calendar 2006
	% of Bonus Based Upon					% of Bonus Based Upon
	Bonus			Business		Bonus
	Target as			Unit/	Personal	Target as		Business	Personal
	% of Base		Company	Function	Goals and	% of Base	Company	Unit/	Goals and
	Salary		EBIT	EBIT	Objectives	Salary	EBIT	Function EBIT	Objectives

Mark E. Rose,	200%		90%	—	10%	200%	60%	—	40%
Chief Executive Officer
Richard W. Pehlke,	50	%(1)	90%	—	10%	—	—	—	—
Chief Financial Officer
Donald D. Olinger,	$70,000		75%	15%	10%	$50,000	60%	15%	25%
SVP, Chief Accounting Officer (interim Chief Financial Officer)
Shelby E. Sherard,	—		—	—	—	50%	90%	—	10%
Chief Financial Officer
Maureen A. Ehrenberg,	80%		30%	60%	10%	80%	30%	60%	10%
Executive Vice President, and President Global Client Services
Robert H. Osbrink,	150%		30%	60%	10%	100%	30%	60%	10%
Executive Vice President, and President, Transaction Services
Robert Z. Slaughter,	50%		45%	45%	10%	50%	25%	15%	60%
Executive Vice President, and General Counsel

(1)	Mr. Pehlke has a minimum guaranteed bonus of $125,000 for calendar 2007, prorated based on his hire date (equal to $110,577).

Long-Term Incentives

Amounts paid to NEOs under the LTIP are included in the column captioned “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table directly below.

The compensation program for the NEOs (other than Mr. Pehlke who participates in a stock based plan described below and Mr. Olinger who does not participate in the LTIP) includes a cash long-term incentive plan component that is designed to be a retention tool which aligns management with our stockholders’ long-term investment goals. The LTIP, which was started in 2004, is based on attainment of specified EBIT targets over successive cumulative three calendar year performance periods and is paid in cash at the end of each performance period. The CEO makes recommendations to the Compensation Committee regarding the targets for each performance period under the LTIP. The Compensation Committee, in turn, determines the targets and recommends them to the full Board for approval.

The LTIP payout at target is equal to 65% of base compensation for each participating NEO. A threshold of 56% of the performance period EBIT target must be achieved for any payment to be made under the LTIP. For the 2004-2006 calendar years performance period, the achievement was 62% of the EBIT target which resulted in payment of 31.7% of the target LTIP bonus. The LTIP is intended to constitute between 10% and 33% of the total annual target compensation for each participating NEO. Due to the implementation of our five-year strategic plan, which includes the repositioning of the Company and a related reinvestment program to drive our growth strategy, which in turn results in the Company incurring costs prior to realizing the corresponding revenues (the impact and timing of which was not fully anticipated at the time the LTIP was initially designed), we believe that the probability of future payments under this plan is remote.

Stock-Based Compensation and Incentives

The compensation associated with stock awards granted to NEOs is included in the Summary Compensation Table and other tables below (including the charts that show outstanding equity awards). Equity grants to our NEOs have been made at the time of hire as part of the individual employment agreements and, except as provided by such employment agreements and in the amendment to Mr. Osbrink’s employment agreement, no new grants were made to NEOs during fiscal year 2007. (See the section entitled “Employment Contracts and Compensation Arrangements — Robert H. Osbrink.”) The equity grants are intended to align management with the long-term interests of our stockholders and to have a retentive effect upon our NEOs. The Compensation Committee and the Board of Directors approve all equity grants to NEOs.

Pursuant to his employment agreement, and related restricted share agreement, Mr. Rose received a grant of $750,000 worth of restricted shares on March 7, 2007 (71,158 shares at $10.54 per share, the closing price of the Company’s common stock on the date immediately preceding the date of grant), one-third of which vest on each of the first, second and third anniversaries of the date of grant, except in the event of a change in control (as defined in his employment agreement) in which case all unvested restricted shares immediately vest. As part of his employment agreement, on February 15, 2007, Mr. Pehlke received a grant of 25,000 stock options having an exercise price of $11.21 per share (the closing price for the Company’s common stock on the day immediately preceding the date of the grant), one-third of which vest on each of the first, second and third anniversaries of the date of grant, except in the event of a change in control (as defined his employment agreement) in which case all unvested options immediately vest. Mr. Osbrink received a grant of $350,000 worth of restricted shares on November 15, 2006 (31,964 shares at $10.95 per share, the closing price for the Company’s common stock on the day immediately preceding the date of the grant) as part of the amendment to his employment agreement, all of which vest on December 29, 2009, except in the event of a change in control (as defined in his employment agreement) in which case all restricted shares immediately vest (see section entitled “Employment Contracts and Compensation Arrangements—Robert H. Osbrink”).

Pursuant to his employment agreement, Mr. Pehlke has an annual equity performance based bonus plan (in addition to his annual cash bonus plan and in lieu of participation in the LTIP) under which he may be granted restricted shares valued at up to 65% of his base salary, which, if awarded, would vest on the third anniversary of the date of grant. This plan is covered in more detail in the section entitled “Employment Contracts and Compensation Arrangements—Richard W. Pehlke”.

There were no other grants of stock options to any NEO or any other employee during the 2007 fiscal year.

Retirement Plans

The amounts paid to our NEOs under the retirement plan are included in the column captioned “All Other Compensation” in the Summary Compensation Table directly below. We have established and maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”) to cover our eligible employees including our NEOs. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax deferred basis through contributions to the 401(k) Plan. Our 401(k) Plan is intended to constitute a qualified plan under Section 401(k) of the Code and its associated trust is intended to be exempt from federal income taxation under Section 501(a) of the Code. We make Company matching contributions to the 401(k) Plan for the benefit of our employees including our NEOs. The Company does not have any other retirement programs or deferred compensation programs.

Personal Benefits and Perquisites

The amounts paid to our NEOs for personal benefits and perquisites are included in the column captioned “All Other Compensation” in the Summary Compensation Table below. Perquisites to which Mr. Rose, Mr. Osbrink and Ms. Ehrenberg are entitled include reimbursement for Supplemental Life Insurance premiums up to $2,500 per year, reimbursement of up to $3,000 per year for additional long term disability insurance, reimbursement for an annual physical up to $500 per year and payment of club dues/ memberships up to $3,000 per year. In addition, Mr. Rose is entitled to reimbursement of additional club dues of $12,320 per year. Mr. Slaughter, Mr. Pehlke and Mr. Olinger do not participate in these perquisites.

Summary Compensation Table

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
					Option	Incentive Plan	Deferred	All other
Name and	Fiscal	Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation
Principal Position	Year	($)	($)	Awards ($)	($)	($)(1)	Earnings	($)(2)	Total

Mark E. Rose	2007	$500,000	$377,368	$750,000	—	$62,874	—	$19,428 (3)	$1,709,670
Chief Executive Officer
Richard W. Pehlke	2007	$132,596	—	—	$161,875	—	—	—	$294,471
Executive Vice President, and Chief Financial Officer
Donald D. Olinger	2007	$210,000	$75,000	—	—	—	—	$3,960	$288,960
SVP, Chief Accounting Officer (interim Chief Financial Officer)
Shelby E. Sherard	2007	$104,326	$25,000	—	—	—	—	$100,000 (4)	$229,326
Executive Vice President, and Chief Financial Officer
Maureen A. Ehrenberg	2007	$360,000	$247,326	—	—	$74,077	—	$4,450	$685,853
Executive Vice President, and President, Global Client Services
Robert H. Osbrink	2007	$425,008	$528,000 (5)	$350,000	—	$82,308	—	$4,450	$1,389,766
Executive Vice President, and President, Transaction Services
Robert Z. Slaughter	2007	$252,604	$92,281	—	—	—	—	$646	$345,531
Executive Vice President, and General Counsel

Notes

(1)	Payments made under the Long Term Incentive Plan (LTIP) for performance period calendar 2004-2006.

(2)	Includes company match for 401(k) plan and amounts for perquisites only to the extent that such amounts exceed $10,000.

(3)	Mr. Rose received compensation related to fringe benefits/perks of $19,428 including 401(k) match of $4,450, life insurance of $2,700, executive physical of $1,278 and club dues of $11,000.

(4)	Ms. Sherard received a lump-sum payment of $100,000 in connection with the cessation of her employment.

(5)	Includes $500,000 renewal bonus payment pursuant to the November 15, 2006 amendment to Mr. Osbrink’s employment agreement.

Grants of Plan-Based Awards

													All	All
													Other	Other
													Stock	Options	Exercise
													Awards:	Awards:	or
													Number	Number of	Base
				Estimated Possible Payouts Under									of Shares	Securities	Price of
	Grant		Committee	Non-Equity Incentive Plan Awards(3)			Estimated Future Payouts Under Equity Incentive Plan Awards						of Stock	Underlying	Option
Name	Date		Date	Threshold	Target	Maximum	Threshold		Target		Maximum		or Units	Options	Awards

Mark E. Rose	3/8/2005	(1)					—		—		—		71,158	—	—
Chief Executive Officer				$67,600	$325,000	$812,500
Richard W. Pehlke	2/15/2007	(2)		—	—	—							—	25,000	$11.75
Executive Vice President, and Chief Financial Officer							$125,000	(4)	$227,500	(4)	$227,500	(4)
Donald D. Olinger				—	—	—	—		—		—		—	—	—
SVP, Chief Accounting Officer (interim Chief Financial Officer)
Shelby E. Sherard				—	—	—	—		—		—		—	—	—
Executive Vice President, and Chief Financial Officer
Maureen A. Ehrenberg				$48,672	$234,000	$585,000	—		—		—		—	—	—
Executive Vice President, and President, Global Client Services
Robert H. Osbrink	11/15/2006	(5)					—		—		—		31,964	—	—
Executive Vice President, and President, Transaction Services				$60,840	$292,500	$731,250
Robert Z. Slaughter				$35,490	$170,625	$426,563	—		—		—		—	—	—
Executive Vice President, and General Counsel

(1)	Pursuant to Mr. Rose’s Employment Agreement entered into on March 8, 2005, approved by the Board of Directors on February 11, 2005.

(2)	Pursuant to Mr.Pehlke’s Employment Agreement entered into on February 9, 2007, approved by the Board of Directors on February 9, 2007.

(3)	Potential Payments under Long Term Incentive Plan (LTIP). As described in the section “Compensation During Term of Employment—Long Term Incentives,” the estimated future payouts are based on the achievement of certain cumulative Earnings Before Interest and Taxes (EBIT) targets for the three year performance period, beginning January 1, 2007 and ending December 31, 2009, which cannot be estimated with certainty at this time.

(4)	Pursuant to Mr.Pehlke’s Employment Agreement entered into on February 9, 2007, approved by the Board of Directors on February 9, 2007.

(5)	Pursuant to the November 15, 2006 amendment to Mr. Osbrink’s Employment Agreement.

Outstanding Equity Awards at Fiscal Year End—6/30/07

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity					Awards:	Market or
			Incentive					Number of	Payout
			Plan					Unearned	Value of
			Awards:				Market	Shares,	Unearned
	Number of	Number of	Number of			Number of	Value of	Units or	Shares,
	Securities	Securities	Securities			Shares or	Shares or	Other	Units or
	Underlying	Underlying	Underlying			Units of	Units of	Rights	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That	Rights
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have
	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Not Vested

Mark E. Rose	333,333	166,667	—	$4.70	3/7/2015	167,121 (1)	$1,938,604	—	—
Chief Executive Officer
Richard W. Pehlke	—	25,000	—	$11.75	2/15/2017	—	—	—	—
Executive Vice President, and Chief Financial Officer
Donald D. Olinger	5,000	—	—	$8.93	9/17/2008	—	—	—	—
SVP, Chief Accounting	4,555	—	—	$5.81	11/18/2009
Officer (interim Chief Financial Officer)
Shelby E. Sherard	—	—	—	—	—	—	—	—	—
Executive Vice President, and Chief Financial Officer
Maureen A. Ehrenberg	75,000	—	—	$11.12	3/5/2008	84,746 (2)	$983,054	—	—
Executive Vice	12,000	—	—	$8.93	9/17/2008
President,and President, Global Client Services
Robert H. Osbrink	9,000	—	—	$11.31	3/20/2008	37,314	$432,842	—	—
Executive Vice	6,000	—	—	$5.81	11/18/2009	31,964 (3)	$370,782
President, and President, Transaction Services
Robert Z. Slaughter	8,333	16,667	—	$13.75	4/17/2016	—	—	—	—
Executive Vice President, and General Counsel

(1)	Mr. Rose’s restricted shares will vest 98,296 shares on March 7, 2008, 45,105 shares on March 7, 2009 and 23,720 shares on March 9, 2010, except in the event of a Change in Control in which case, the shares vest immediately.

(2)	Ms. Ehrenberg’s restricted shares will vest on December 30, 2007, except in the event of a Change in Control, in which case, the shares vest immediately.

(3)	Mr. Osbrink’s restricted shares will vest 37,314 shares on December 31, 2007 and 31,964 shares on December 29, 2009, except in the event of a Change in Control, in which case, the shares vest immediately.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting	Vesting

Mark E. Rose	—	—	74,578	$786,052
Chief Executive Officer
Richard W. Pehlke	—	—	—	—
Executive Vice President, and Chief Financial Officer
Donald D. Olinger	—	—	—	—
SVP, Chief Accounting Officer (interim Chief Financial Officer)
Shelby E. Sherard	8,333	$48,831	—	—
Executive Vice President, and Chief Financial Officer
Maureen A. Ehrenberg	23,200	$111,302	—	—
Executive Vice President, and	8,800	$42,306
President, Global Client	20,000	$101,750
Services
Robert H. Osbrink	—	—	—	—
Executive Vice President, and President, Transaction Services
Robert Z. Slaughter	—	—	—	—
Executive Vice President, and General Counsel

Employment Contracts and Compensation Arrangements

Mark E. Rose

Effective as of March 8, 2005, the Company entered into a three-year employment agreement with Mr. Rose pursuant to which Mr. Rose serves as the Company’s Chief Executive Officer and also serves on the Company’s Board of Directors. Under the employment agreement, Mr. Rose is paid a base salary of $500,000 per annum, and is eligible to receive annual performance-based bonus compensation with a target level of at least two times his base salary. At the time of the commencement of his employment with the Company, the Company paid Mr. Rose a sign-on bonus of $2,083,000. The amount of the sign-on bonus less $750,000 is subject to repayment by Mr. Rose, if his employment is terminated by the Company for Cause (as defined in the employment agreement) or terminated by Mr. Rose without Good Reason (as defined in the employment agreement) during the period between the second and third anniversary of his employment. In addition, Mr. Rose is entitled to participate in our LTIP at a target of 65% of his salary.

In addition, upon the entering into of the employment agreement, the Company granted to Mr. Rose non-qualified stock options, exercisable at the then current market price ($4.70 per share), to purchase up to 500,000 shares of the Company’s common stock. Mr. Rose received on the effective date and on each of the first and second anniversaries thereof, annual grants of $750,000 worth of restricted shares of the Company’s common stock. The first grant of 159,575 restricted shares of the Company’s common stock was granted on March 8, 2005 at a per share price of $4.70 (equal to the market price of the Company’s common stock on the date immediately preceding the grant date). The second grant of 64,158 restricted shares of the Company’s common stock was granted on March 8, 2006 at a per share price of $11.69 (equal to the market price of the Company’s common stock on the date immediately preceding the grant date). The third grant of 71,158, was granted on March 8, 2007, at a per share price of $10.54 (equal to the market price of the Company’s common stock on the date immediately preceding the grant date). Both the stock options and all restricted shares of common stock vest ratably over three years, subject to acceleration in the event of a Change in Control. Upon termination of employment other than a Change of Control, all unvested restricted shares will be cancelled.

Mr. Rose is also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties. The Employment Agreement contains confidentiality, non-competition, no-raid, non-solicitation, non-disparagement and indemnification provisions.

The employment agreement is terminable by the Company upon Mr. Rose’s incapacity or for Cause, without any additional compensation other than what is accrued to Mr. Rose as of the date of any such termination.

In the event that Mr. Rose is terminated subsequent to June 30 of any calendar year due to his death, in addition to compensation accrued to Mr. Rose as of the date of his death, his estate is entitled to receive a prorated portion of his bonus compensation based upon the number of days he is employed during the calendar year.

In the event that Mr. Rose is terminated without Cause, or if Mr. Rose terminates the Employment Agreement for Good Reason, Mr. Rose is entitled to receive his annual base salary, payable in accordance with the Company’s customary payroll practices for 24 months, plus an amount equal to the cost of COBRA payments, increased to compensate for any amount withheld by the Company due to federal and state withholdings, until the earlier of twelve months from the termination date or Mr. Rose obtaining health coverage from another source. In addition, upon termination without Cause or if Mr. Rose terminates the employment agreement for Good Reason, 50% of the unvested options will automatically vest and the remainder will be cancelled. The Company’s payment of any amounts to Mr. Rose upon his termination without Cause or for Good Reason is contingent upon Mr. Rose executing a Release in a form that has been pre-negotiated by Mr. Rose and the Company.

In addition, in the event that Mr. Rose is terminated upon a Change in Control (as defined in the employment agreement) or within 18 months thereafter or six months prior to a Change of Control, in contemplation thereof, Mr. Rose is entitled to receive payment of two times his base salary and two times his applicable bonus, paid ratably over 12 months in accordance with the Company’s customary payroll practices. In addition, upon a Change in Control, Mr. Rose’s stock options will become fully vested upon the closing of the Change of Control transaction and he will have 24 months to exercise the unexercised options. The Company’s payment of any amounts to Mr. Rose upon his termination upon a Change in Control is contingent upon Mr. Rose executing a Release in a form that has been pre-negotiated by Mr. Rose and the Company.

In the event that Mr. Rose receives compensation which constitutes an “excess parachute payment” within the meaning of Section 280G(b)(1) of the IRS Code of 1986, as amended (the “Code”) (or of which tax is otherwise payable under Section 4999 of the Code) then the Company will pay Mr. Rose an additional amount (the “Additional Amount”) equal to the sum of (i) all taxes payable by him under Section 4999 of the Code with respect to all such parachute payments and the Additional Amount plus (ii) all federal, state and local income taxes payable by Mr. Rose with respect to the Additional Amount.

Mr. Rose’s employment agreement will expire on March 8, 2008. As a result of management changes that are presently expected to occur at the effective time of the contemplated merger between NNN Realty Advisors, Inc. and the Company, a Change of Control will be deemed to occur under Mr. Rose’s employment agreement.

Potential Payments upon Termination or Change in Control
Mark E. Rose

				Involuntary
				not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	—	—	—	$1,000,000	—	$1,000,000	$1,000,000	—	—
Bonus Incentive Compensation(1)	—	—	—	—	—	—	$1,377,368	$1,000,000	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)(2)	—	—	—	$575,001	—	$575,001	$1,150,002	—	—
Restricted Stock (unvested and accelerated)(2)	—	—	—	—	—	—	$1,938,604	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	$21,368	—	$21,368	—	—	—
Tax Gross-Up	—	—	—	—	—	—	—	—	—
	—	—	—	$1,596,369	—	$1,596,369	$5,465,974	$1,000,000	—

(1)	Bonus payment due upon death calculated at target attainment. Actual payment would be determined by Company results, prorated for the number of days Mr. Rose worked during the year and provided he was employed for at least 6 months during the calendar year. See sections entitled “Compensation During Term of Employment—Annual Bonus Incentive Compensation” and “Employment Contract and Compensation Arrangements—Mark E. Rose.”

(2)	Value of stock options and restricted shares calculated using the closing price on June 29, 2007 of $11.60. See section entitled “Employment Contracts and Compensation Arrangements—Mark E. Rose.”

Richard W. Pehlke

Effective February 15, 2007, Mr. Pehlke and the Company entered into a three-year employment agreement pursuant to which Mr. Pehlke serves as the Company’s Executive Vice President and Chief Financial Officer at an annual base salary of $350,000. In addition, Mr. Pehlke is entitled to receive target bonus cash compensation of up to 50% of his base salary based upon annual performance goals to be established by the Compensation Committee of the Company. Mr. Pehlke is also eligible to receive a target annual performance based equity bonus of 65% of his base salary based upon annual performance goals to be established by the Compensation Committee. The equity bonus is payable in restricted shares that vest on the third anniversary of the date of the grant. Mr. Pehlke was also granted stock options to purchase 25,000 shares of the Company’s common stock which have a term of 10 years, are exercisable at $11.75 per share (equal to the market price of the Company’s common stock on the date immediately preceding the grant date) and vest ratably over three years. Mr. Pehlke is not entitled to participate in the Company’s Long Term Incentive Compensation Plan.

Mr. Pehlke is also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with her duties. The Employment Agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.

The employment agreement is terminable by the Company upon Mr. Pehlke’s death or incapacity or for Cause (as defined in the employment agreement), without any additional compensation other than what has accrued to Mr. Pehlke as of the date of any such termination, except that in the case of death or incapacity, any unvested restricted shares automatically vest.

In the event that Mr. Pehlke is terminated without Cause, or if Mr. Pehlke terminates the agreement for Good Reason (as defined in the employment agreement), Mr. Pehlke is entitled to receive his annual base salary, payable in accordance with the Company’s customary payroll practices, for the balance of the term of the agreement or

24 months, whichever is less (subject to the provisions of Section 409A of the Internal Revenue Code of 1986, as amended) and all then unvested options shall automatically vest. The Company’s payment of any amounts to Mr. Pehlke upon his termination without Cause or for Good Reason is contingent upon him executing the Company’s then standard form of release.

In addition, in the event that Mr. Pehlke is terminated without Cause or resigns for Good Reason upon a Change in Control (as defined in the employment agreement) or within six months thereafter or three months prior to a Change of Control, in contemplation thereof, Mr. Pehlke is entitled to receive two times his base salary payable in accordance with the Company’s customary payroll practices (subject to the provisions of Section 409A of the Internal Revenue Code of 1986, as amended) plus an amount equal to 50% of his base salary payable in cash on each of the next two immediately following dates when similar annual cash bonus compensation is paid to other executive officers of the Company (but in no event later then March 15th of the calendar year following the calendar year to which such bonus payment relates). In addition, upon a Change in Control, all then unvested options and restricted shares automatically vest. The Company’s payment of any amounts to Mr. Pehlke upon his termination upon a Change of Control is contingent upon his executing the Company’s then standard form of release.

Potential Payments upon Termination or Change in Control
Richard W. Pehlke

Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	—	—	—	$700,000	—	$700,000	$700,000	—	—
Bonus Incentive Compensation	—	—	—	—	—	—	$350,000	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)(1)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	—	—	—	—	—	—
Tax Gross-Up	—	—	—	—	—	—	—	—	—
	—	—	—	$700,000	—	$700,000	$1,050,000	—	—

(1)	Mr. Pehlke’s agreement provides for immediate vesting of all stock options in the event of involuntary termination not for cause, resignation for good reason, or in the event of change in control; the option exercise price is $11.75 and the closing price on the NYSE on June 29, 2007 was $11.60, therefore, as of June 29, 2007, Mr. Pehlke’s options were out of the money.

Shelby E. Sherard

Ms. Sherard resigned from the Company effective December 29, 2006. During fiscal 2007, Ms. Sherard was paid a one-time cash bonus of $25,000 for performance of certain special projects. In addition, in connection with the cessation of her employment with the Company and in consideration for a release, Ms. Sherard received a lump-sum payment of $100,000. Payments made to Ms. Sherard during the fiscal year are included in the Summary Compensation Table above.

Prior to that time, pursuant to an employment agreement, which became effective October 10, 2005, Ms. Sherard served as the Company’s Executive Vice President and Chief Financial Officer at an annual base salary of $200,000. In addition, Ms. Sherard was entitled to receive target bonus compensation of up to 50% of her base salary based upon annual performance goals to be established by the Compensation Committee of the Company. Ms. Sherard was also granted stock options to purchase 25,000 shares of the Company’s common stock which had a term of ten (10) years, and were exercisable at $5.89 per share (equal to the market price of the Company’s common stock on the date immediately preceding the grant date), and which would have vested ratably over three years. Ms. Sherard was also entitled to participate in the Company’s Long Term Incentive Compensation Plan at a target of 65% of her base salary. Ms. Sherard was also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and was reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with her duties.

Maureen A. Ehrenberg

On June 6, 2005, the Company entered into a three-year employment agreement with Ms. Ehrenberg, pursuant to which Ms. Ehrenberg serves as the Company’s Executive Vice President and as the President of both Grubb & Ellis Management Services, Inc. and the Company’s Global Client Services. During the term of the Employment Agreement, which became effective as of January 1, 2005, Ms. Ehrenberg is paid a base salary of $360,000 per annum, and is eligible to receive annual performance-based bonus compensation at target level of 80% of base salary. Ms. Ehrenberg is also entitled to participate in the Company’s long term incentive compensation plan at a target of 65% of her salary.

In addition, upon entering into the employment agreement, the Company granted to Ms. Ehrenberg $500,000 worth of restricted shares of the Company’s common stock, or 84,746 shares, at a per share price of $5.90 (equal to the market price of the Company’s common stock on the date immediately preceding the grant date). All of the restricted shares vest on December 29, 2007, subject to acceleration in the event of a Change in Control. In the event of termination of employment for Cause or without Good Reason, all unvested restricted shares will be cancelled.

In addition, Ms. Ehrenberg is entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with her duties. The Employment Agreement contains confidentiality, non-competition, no-raid, non-solicitation and indemnification provisions.

In the event that Ms. Ehrenberg is terminated due to incapacity or due to death, she is entitled to receive (i) payment and reimbursement of amounts accrued as of the date of any such termination, (ii) prorated annual bonus compensation based upon the number of days Ms. Ehrenberg was employed for the applicable year, (iii) prorated payment under the LTIP based upon the number of days Ms. Ehrenberg was employed for the applicable performance period, and (iv) the restricted shares continue to vest in accordance with the vesting schedule.

In the event that Ms. Ehrenberg is terminated by the Company for Cause or she terminates her employment without Good Reason (as defined in the employment agreement), she is entitled to receive payment and reimbursement of amounts accrued as of the date of any such termination and any unvested restricted shares will be cancelled.

In the event that Ms. Ehrenberg is terminated without Cause, or if Ms. Ehrenberg terminates the agreement for Good Reason, or if the Company does not extend or renew her employment agreement, Ms. Ehrenberg is entitled to receive, in addition to payment and reimbursement accrued as of the date of any such termination, as severance pay: (i) her annual base salary, payable in accordance with the Company’s customary payroll practices for the greater of the remainder of the then-existing term of the Employment Agreement or 12 months (the “severance period”); (ii) prorated bonus compensation based upon the number of days Ms. Ehrenberg was employed for the applicable year; (iii) prorated LTIP compensation based upon the number of days Ms. Ehrenberg was employed for the applicable performance period; and (iv) an amount equal to the cost of COBRA payments, increased to compensate for any amount withheld by the Company due to federal and state withholdings, until the earlier of the end of the severance period or Ms. Ehrenberg obtaining health coverage from another source. Ms. Ehrenberg’s restricted shares will continue to vest in accordance with the vesting schedule. The Company’s payment of any amounts to Ms. Ehrenberg upon her termination without Cause or for Good Reason is contingent upon Ms. Ehrenberg executing a Release in a form that has been pre-negotiated by Ms. Ehrenberg and the Company.

In addition, in the event Ms. Ehrenberg is terminated without Cause or resigns for Good Reason upon a Change in Control (as defined in the Employment Agreement) or within 18 months thereafter or six months prior to a Change in Control, in contemplation thereof, Ms. Ehrenberg is entitled to receive payment of two times her base salary and two times her applicable bonus, paid ratably over 12 months in accordance with the Company’s customary payroll practices. In addition, upon a Change in Control, Ms. Ehrenberg’s restricted shares shall become fully vested upon the closing of the Change of Control transaction. The Company’s payment of any amounts to Ms. Ehrenberg upon her termination upon a Change in Control is contingent upon Ms. Ehrenberg executing a Release in a form that has been pre-negotiated by Ms. Ehrenberg and the Company.

In the event that Ms. Ehrenberg receives compensation which constitutes an “excess parachute payment” within the meaning of Section 280G(b)(1) of the IRS Code of 1986, as amended (the “Code”) (or of which tax is otherwise payable under Section 4999 of the Code) then the Company shall pay Ms. Ehrenberg an additional amount (the “Additional Amount”) equal to the sum of (i) all taxes payable by her under Section 4999 of the Code with respect to all such parachute payments and the Additional Amount plus (ii) all federal, state and local income taxes payable by Ms. Ehrenberg with respect to the Additional Amount.

During fiscal 2006, the Company agreed to transfer to Ms. Ehrenberg, upon the completion of the initial business combination of Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), common stock of Realty Advisors having a value of $150,000.

Ms. Ehrenberg’s employment agreement will expire on December 31, 2007 and the Compensation Committee expects to consider the terms for the renewal of her employment agreement during the 2008 fiscal year.

Potential Payments upon Termination or Change in Control
Maureen A. Ehrenberg

Executive				Involuntary
Payments				Not for	Involuntary	Resignation
Upon	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	—	—	—	$360,000	—	$360,000	$720,000	—	—
Bonus Incentive Compensation(1)	—	—	—	$288,000	—	$288,000	$463,550	$288,000	$288,000
Long Term Incentive Plan(1)	—	—	—	$351,000	—	$351,000	—	$351,000	$351,000
Stock Options (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)(2)	—	—	—	$983,054	—	$983,054	$983,054	$983,054	$983,054
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	$21,368	—	$21,368	—	—	—
Tax Gross-Up	—	—	—	—	—	—	—	—	—
	—	—	—	$2,003,422	—	$2,003,422	$2,166,604	$1,622,054	$1,622,054

(1)	Bonus payment and LTIP payment in the case of involuntary not for cause termination, resignation for good reason, death and disability calculated at target attainment; actual payment would be determined by Company results. See sections entitled “Compensation During Term of Employment—Annual Bonus Incentive Compensation and Long Term Incentive Plan” and “Employment Contract and Compensation Arrangements—Maureen A. Ehrenberg.”

(2)	In the case of involuntary not for cause termination, resignation for good reason, death and disability the restricted shares continue to vest in accordance with the vesting schedule. In the event of a change in control, the restricted shares vest immediately. Value of restricted shares calculated using the closing price on June 29, 2007 of $11.60. See section entitled “Employment Contracts and Compensation Arrangements—Maureen A. Ehrenberg.”

Robert H. Osbrink

On November 9, 2004, the Company entered into an employment agreement, effective as of January 1, 2004, with Mr. Osbrink, which was amended on September 7, 2005, on November 15, 2006 and on December 1, 2006, and pursuant to which Mr. Osbrink serves as Executive Vice President, and President, Transaction Services.

Pursuant to the November 15, 2006 amendment, (a) Mr. Osbrink was paid a one-time, lump-sum renewal bonus of $500,000; (b) the term of Mr. Osbrink’s employment agreement was extended from December 31, 2007 to December 31, 2009; (c) Mr. Osbrink was granted certain restricted shares as described below; and (d) effective January 1, 2007, (i) his base salary was increased from $400,000 to $450,000 per year and (ii) the target for his performance based bonus compensation was increased from 100% of base salary to 150% of base salary. In addition, the amendment provided that, under certain circumstances, the Company may change Mr. Osbrink’s title to Chairman of Transaction Services and modify his duties and reporting relationship accordingly.

The December 1, 2006 amendment provides that if Mr. Osbrink terminates his employment agreement other than for Good Reason, or the Company terminates his agreement for Cause, Mr. Osbrink will be required to repay to the Company a prorated portion of the $500,000 renewal bonus based upon the number of months remaining in the term of his employment agreement at the time of such termination.

The Board authorized the November 15, 2006 amendment to Mr. Osbrink’s employment agreement in order to enhance the likelihood of the successful implementation of the Company’s overall strategic plan. The Company viewed the repositioning of its transaction services business as essential to successfully executing the Company’s overall strategic plan. The Board believed that the successful repositioning of its transaction services business depended on the Company’s ability to effectively and simultaneously implement numerous initiatives, including significantly increasing the Company’s net number of brokers, realigning the Company’s overall compensation scheme for transaction professionals, recruiting experienced brokers capable of closing large transactions and identifying and eliminating those brokers throughout the Company’s rank and file who fail to show the ability to advance in terms of skill and productivity. In order to increase the likelihood of the successful execution and implementation of these varied initiatives, the Board felt that it was extremely important to maintain the continuity at the senior executive level of its transaction services business, as well as make sure that Mr. Osbrink, as President of Transaction Services, was properly incented to effectively implement such initiatives. As a consequence, the Board asked the Compensation Committee to review Mr. Osbrink’s total compensation package. Recognizing the importance to the Company of successfully repositioning the transaction services business, and in light of the competitive nature, in general, of securing and retaining the services of experienced transaction services professionals, the Committee determined that it was in the Company’s best interest at that time to adjust Mr. Osbrink’s base compensation as well as to enhance the incentive opportunities available to Mr. Osbrink.

Mr. Osbrink is also entitled to participate in the Company’s long-term incentive compensation plan at a target of 65% of his base salary.

Under the September 7, 2005 amendment, the Company granted Mr. Osbrink $250,000 worth of restricted shares of the Company’s common stock, or 37,314 shares, at a per share price equal to $6.70 (the closing price for the Company’s common stock on the date of the grant) which vest on December 29, 2007, subject to acceleration in the event of a Change in Control. In addition, pursuant to the November 15, 2006 amendment, Mr. Osbrink was granted $350,000 worth of restricted shares or 31,964 shares at a price per share of $10.95 (equal to the closing price for the Company’s common stock on the day immediately preceding the date of the grant) which vest on December 29, 2009, subject to acceleration in the event of a Change in Control (as defined in the employment agreement). In the event of termination of employment for Cause or without Good Reason, all unvested restricted shares will be cancelled.

Mr. Osbrink is also entitled to participate in all benefit plans, including but not limited to, medical, dental, retirement, disability and all life insurance plans, that are generally made available by the Company to similarly situated executives. The employment agreement contains confidentiality, non-competition, no-raid, non-solicitation, non-disparagement and indemnification provisions.

The employment agreement is terminable by the Company upon Mr. Osbrink’s death or incapacity or for Cause (as defined in the employment agreement), without any additional compensation other than what is accrued to Mr. Osbrink as of the date of any such termination, except that, in the case of death or incapacity, the restricted shares continue to vest in accordance with the vesting schedule set forth in the agreement.

In the event that Mr. Osbrink is terminated by the Company without Cause, or Mr. Osbrink terminates his employment agreement for Good Reason (as defined in the employment agreement), he is entitled to receive his base salary for 12 months, payable in accordance with the Company’s normal payroll practices, plus reimbursement for COBRA payments, increased to compensate for any amount withheld by the Company due to federal and state withholdings, until the earlier of 12 months, or Mr. Osbrink obtaining health insurance from another source. The

Company’s payment of any amounts to Mr. Osbrink upon his termination without Cause or for Good Reason is contingent upon his executing the Company’s then standard form of release.

In addition, in the event that Mr. Osbrink is terminated without Cause or resigns for Good Reason upon a Change in Control (as defined in the employment agreement) or within 18 months thereafter or six months prior to a Change of Control in contemplation thereof, Mr. Osbrink is entitled to receive two times his base salary plus two times his “applicable bonus” paid ratably over 12 months. The Company’s payment of any amounts to Mr. Osbrink upon his termination upon a Change of Control is contingent upon his executing the Company’s then standard form of release.

Potential Payments upon Termination or Change in Control
Robert H. Osbrink

Executive				Involuntary
Payments				Not for	Involuntary	Resignation
Upon	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	—	—	—	$450,000	—	$450,000	$900,000	—	—
Bonus Incentive Compensation	—	—	—	—	—	—	$426,666	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)(1)	—	—	—	$432,842	—	$432,842	$432,842	$432,842	$432,842
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	$21,368	—	$21,368	—	—	—
Tax Gross-Up	—	—	—	—	—	—	—	—	—
	—	—	—	$904,210	—	$904,210	$1,759,508	$432,842	$432,842

(1)	In the case of involuntary not for cause termination, resignation for good reason, death and disability the restricted stock continues to vest in accordance with the vesting schedule. In the event of a change in control, the restricted stock vests immediately. Value of restricted shares calculated using the closing price on June 29, 2007 of $11.60. See section entitled “Employment Contracts and Compensation Arrangements—Robert H. Osbrink.”

Robert Z. Slaughter

Effective April 17, 2006, Mr. Slaughter and the Company entered into a three-year employment agreement pursuant to which Mr. Slaughter serves as the Company’s Executive Vice President and General Counsel at an annual base salary of $250,000 (which was increased effective January 1, 2007 to $262,500). In addition, Mr. Slaughter is entitled to receive target bonus cash compensation of up to 50% of his base salary based upon annual performance goals to be established by the Compensation Committee of the Company. Mr. Slaughter is also entitled to participate in the Company’s Long Term Incentive Compensation Plan at a target of 65% of his base salary. Mr. Slaughter was also granted stock options to purchase 25,000 shares of the Company’s common stock which have a term of 10 years, are exercisable at $13.75 per share (equal to the market price of the Company’s common stock on the grant date), and vest ratably over three years.

Mr. Slaughter is also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties. The employment agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.

The employment agreement is terminable by the Company upon Mr. Slaughter’s death or incapacity or for Cause (as defined in the employment agreement), without any additional compensation other than what has accrued to Mr. Slaughter as of the date of any such termination. In the case of death or incapacity, Mr. Slaughter’s options will continue to vest in accordance with the vesting schedule.

In the event that Mr. Slaughter is terminated without Cause, or if Mr. Slaughter terminates the agreement for Good Reason (as defined in the employment agreement), Mr. Slaughter is entitled to receive his annual base salary, payable in accordance with the Company’s customary payroll practices, for 12 months, and all then unvested options shall continue to vest in accordance with the vesting schedule. The Company’s payment of any amounts to Mr. Slaughter upon his termination without Cause or for Good Reason is contingent upon him executing a Release in a form that has been pre-negotiated by Mr. Slaughter and the Company.

In addition, in the event that Mr. Slaughter is terminated without Cause or resigns for Good Reason upon a Change in Control (as defined in the employment agreement) or within nine months thereafter or six months prior to a Change of Control, in contemplation thereof, Mr. Slaughter is entitled to receive his base salary for a period of 12 months payable in accordance with the Company’s customary payroll practices and his applicable bonus (as defined in the agreement) paid over 12 months. In addition, upon a Change in Control, all then unvested options will automatically vest. The Company’s payment of any amounts to Mr. Slaughter upon his termination or upon a

Change of Control is contingent upon his executing a Release in a form that has been pre-negotiated by Mr. Slaughter and the Company.

As a result of management changes that are presently expected to occur at the effective time of the contemplated merger between NNN Realty Advisors, Inc. and the Company, a Change of Control will be deemed to occur under Mr. Slaughter’s employment agreement.

Potential Payments upon Termination or Change in Control
Robert Z. Slaughter

Executive				Involuntary
Payments				Not for	Involuntary	Resignation
Upon	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	—	—	—	$262,500	—	$262,500	$262,500	—	—
Bonus Incentive Compensation	—	—	—	—	—	—	$57,280	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)(1)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	—	—	—	—	—	—
Tax Gross-Up	—	—	—	—	—	—	—	—	—
	—	—	—	$262,500	—	$262,500	$319,780	—	—

(1)	Mr. Slaughter’s agreement provides for immediate vesting of all stock options in the event of change of control; the option exercise price is $13.75 and the closing price on the NYSE on June 29, 2007 was $11.60, therefore as of June 29, 2007, Mr. Slaughter’s options were out of the money. In addition, in the event of death, incapacity, involuntary termination not for cause, resignation for good reason, the options continue to vest in accordance with the vesting schedule.

Director Compensation Table

					Change in
					Pension Value
	Fees				and
	Earned				Nonqualified
	or Paid	Stock		Non-Equity	Deferred	All other
	in Cash	Awards	Option	Incentive Plan	Compensation	Compensation
Name	($)	($)(1)	Awards	Compensation	Earnings	($)		Total ($)

R. David Anacker	$80,000	$50,000	—	—	—	$64,000	(2)	$194,000
Anthony G. Antone	$56,500	$50,000	—	—	—	—		$106,500
C. Michael Kojaian(3)	—	—	—	—	—	—		—
Robert J. McLaughlin	$79,500	$50,000	—	—	—	—		$129,500
F. Joseph Moravec	$62,500	$50,000	—	—	—	—		$112,500
Mark E. Rose(4)	—	—	—	—	—	—		—
Rodger D. Young	$73,500	$50,000	—	—	—	—		$123,500

Notes:

(1)	The Restricted Share Program provides that outside directors will receive $50,000 worth of restricted shares each year based upon the then current market price of the Company’s common stock on the date of grant. All restricted shares vest ratably over three years from the date of grant, except upon a change of control, in which event vesting is accelerated. Outside directors are also required to accumulate an equity position in the Company over five years in an amount equal to $200,000 worth of common stock. Shares of common stock acquired by outside directors pursuant to the Restricted Share Program can be applied toward this equity accumulation requirement. Upon leaving the Board, all grants that have already been made to a departing director would continue to vest in accordance with the vesting schedule.

(2)	Represents reimbursement for estimated lost profit resulting from inability to exercise certain stock options that the Compensation Committee understood would expire during the Company’s “quiet period” in connection with the Company’s June 2006, secondary stock offering.

(3)	Mr. Kojaian receives no compensation for his role as Chairman of the Board or as a Board member.

(4)	Mr. Rose as an Executive Officer of the Company is not entitled to receive compensation for his Board service.

Compensation of Directors

In 2005, our Board of Directors reviewed the structure and level of compensation of our non-employee directors and engaged the services of Mercer Consulting Services to provide competitive data and advice. Based on such review and analysis, the Company changed our non-employee director compensation structure effective July 2005.

Only individuals who serve as directors and are otherwise unaffiliated with the Company (“Outside Directors”) receive compensation for serving on the Board and on its committees. Outside Directors are compensated for serving on the Board with a combination of cash and equity based compensation which includes annual grants of restricted stock, an annual retainer fee, meeting fees and chairperson fees. Directors are also reimbursed for out-of-pocket travel expenses incurred in attending board and committee meetings.

Philosophy

The compensation program is designed to compensate Outside Directors at or above $100,000 annually with approximately 50% paid in cash and approximately 50% in restricted stock. In support of the long term goals of increasing stockholder value, Outside Directors are expected to accumulate an equity position in the Company equal to $200,000 over a five year period.

During the 2007 fiscal year, compensation for Outside Directors consisted of a retainer of $40,000 per annum, a fee of $1,500 for each meeting of the Board or one of its committees attended in person and a fee of $1,000 for each meeting (up to six meetings) of the Board or one of its committees attended telephonically. In addition, the chairperson of the audit committee received a fee at the rate of $10,000 per annum and the chairperson of each of the Board’s other standing committees received a fee of $5,000 per annum. The foregoing fees with respect to committee attendance pertain only to standing committees of the Board and do not pertain to any special or ad hoc committees, compensation for which is determined on a case-by-case basis.

Prior to October 1, 2005, under the 1993 Stock Option Plan for outside directors, outside directors each received an option to purchase 10,000 shares of common stock upon the date of first election to the Board and an option to purchase 8,000 shares of common stock upon each successive fourth-year anniversary of service. The exercise prices of the options are equal to the then market value of the Company’s common stock as of the date of the grant. Directors, other than members of the Compensation Committee, were also eligible to receive stock options under the 1990 Amended and Restated Stock Option Plan.

Effective October 1, 2005, the stock option program described in the immediately preceding paragraph were eliminated and replaced by a Restricted Share Program. The Restricted Share Program provides that Outside Directors will receive $50,000 worth of restricted shares each year based upon the then current market price of the Company’s common stock on the date of grant. All restricted shares initially vested three years from the date of grant, except upon a change of control, in which event vesting is accelerated. Upon leaving the Board, all grants that have already been made to a departing director would continue to vest in accordance with the three-year vesting schedule.

Effective, September 21, 2006, the Board amended the Restricted Share Program to provide that it will expire on September 20, 2015 or such earlier date as may be determined by the Board. In addition, pursuant to the 2006 Omnibus Equity Plan, the Board amended the Restricted Share Program to provide for restricted shares granted on or after September 21, 2006 to vest one-third on each of the first, second and third anniversaries of the date of grant.

Effective September 22, 2005, each of the Company’s then current outside directors, Rodger Young, R. David Anacker, Robert McLaughlin and Anthony Antone, received their initial restricted stock grant of 7,508 shares of common stock which is based upon the closing price of the Company’s common stock on Wednesday, September 21, 2005, which was $6.66.

Effective September 21, 2006, each of the above directors along with outside director, F. Joseph Moravec, received their annual restricted stock grant of 5,446 shares of common stock which is based upon the closing price of the Company’s common stock on September 20, 2006, which was $9.18.

Stock Ownership/Retention Guidelines

Effective October 1, 2005, the Board adopted a stock ownership policy for Directors. Under the policy, Outside Directors are required to accumulate an equity position in the Company over five years in an amount equal to $200,000 worth of common stock. Shares of common stock acquired by Outside Directors pursuant to the Directors Restricted Share Program can be applied toward this equity accumulation requirement.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the 2007 fiscal year were Robert J. McLaughlin, Chair, Rodger D. Young and, until his death on May 23, 2007, R. David Anacker none of whom is or was a current or former officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K of the Securities and Exchange Commission’s (“SEC’s”) Rules and Regulations. During the 2007 fiscal year, none of the executive officers of the Company served as a member of the board of directors or compensation committee of any company that had one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Compensation Committee Report

The following Compensation Committee Report is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis presented in this Annual Report. Based on such review and discussion, the

Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee

Robert J. McLaughlin, Chair
Rodger D. Young

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

This information is included in Part II, Item 5, of this Annual Report.

Stock Ownership Table

The following table shows the share ownership as of August 15, 2007 by persons known by the Company to be beneficial holders of more than 5% of our outstanding capital stock, directors, named executive officers, and all current directors and executive officers as a group. Unless otherwise noted, the stock listed is common stock, and the persons listed have sole voting and disposition powers over the shares held in their names, subject to community property laws if applicable.

	Amount and Nature of	Percent of
	Beneficial Ownership	Class(1)

Principal Stockholders
Persons affiliated with Kojaian Ventures, L.L.C.(2)	7,511,283	29.0
Persons affiliated with Kojaian Holdings LLC(2)	2,425,526	9.4
Executive Officers and Directors
Anthony G. Antone	1,815(3)	*
C. Michael Kojaian(2)	9,936,809(4)	38.4
Robert J. McLaughlin	61,815(5)	*
F. Joseph Moravec	1,815(6)	*
Mark E. Rose	439,239(7)	1.7
Rodger D. Young	11,815(8)	*
Maureen A. Ehrenberg	141,068(9)	*
Richard W. Pehlke	0	—
Robert H. Osbrink	15,000(10)	*
Donald D. Olinger	10,333(11)	*
Robert Z. Slaughter	8,333(12)	*
Frances Lewis	4,167(13)	*
All Current Directors and Executive Officers as a Group (12 persons)	10,632,209(14)	41.0

*	Does not exceed 1.0%.

(1)	The percentage of shares of capital stock shown for each person in this column and in this footnote assumes that such person, and no one else, has exercised any currently outstanding warrants, options or convertible securities held by him or her.

(2)	C. Michael Kojaian, our Chairman of the Board, is affiliated with Kojaian Ventures, L.L.C. and Kojaian Holdings LLC. Pursuant to rules established by the SEC, the foregoing parties may be deemed to be a “group,” as defined in Section 13(d) of the Exchange Act. The address of each of Kojaian Holdings LLC and Kojaian Ventures, L.L.C. is 39400 Woodward Ave., Suite 250, Bloomfield Hills, Michigan 48304.

(3)	Beneficially owned shares do not include 7,508 shares of restricted stock that vest on September 21, 2008, subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Antone. Additionally, beneficially owned shares do not include 1,815 shares of restricted stock that vest on September 21, 2008 or 1,816 shares of restricted stock that vest on September 21, 2009, all of these 3,631 are subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Antone dated September 21, 2006. However, beneficially owned shares do include 1,815 shares of restricted stock which will vest on September 21, 2007.

(4)	Pursuant to rules established by the SEC, C. Michael Kojaian is deemed to have beneficial ownership of the shares directly held by Kojaian Ventures, L.L.C. and the shares directly held by Kojaian Holdings LLC.

(5)	Beneficially owned shares include 10,000 shares of common stock issuable upon exercise of fully vested outstanding options. However, beneficially owned shares do not include 7,508 shares of restricted stock that vest on September 21, 2008, subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. McLaughlin. Additionally, beneficially owned shares do not include 1,815 shares of restricted stock that vest on September 21, 2008 or 1,816 shares of restricted stock that vest on September 21, 2009, all of these 3,631 are subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. McLaughlin dated September 21, 2006. However, beneficially owned shares do include 1,815 shares of restricted stock which will vest on September 21, 2007.

(6)	Beneficially owned shares do not include 1,815 shares of restricted stock that vest on September 21, 2008 or 1,816 shares of restricted stock that vest on September 21, 2009, all of these 3,631 are subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Moravec dated September 21, 2006. However, beneficially owned shares do include 1,815 shares of restricted stock which will vest on September 21, 2007.

(7)	Beneficially owned shares do not include 98,296 shares of restricted stock that vest on March 8, 2008, 45,105 shares of restricted stock that vest on March 8, 2009 or 23,720 shares that vest on March 8, 2010, subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Rose dated March 8, 2005. Additionally, beneficially owned shares include 166,666 shares of common stock issuable upon exercise of outstanding options exercisable March 8, 2006 and 166,667 shares of common stock issuable upon exercise of options exercisable March 8, 2007, all 333,333 shares of which are subject to the terms and conditions of the Company’s 2000 Stock Option Plan.

(8)	Beneficially owned shares include 10,000 shares of common stock issuable upon exercise of fully vested outstanding options. However, beneficially owned shares do not include 7,508 shares of restricted stock that vest on September 21, 2008, subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Young. Additionally, beneficially owned shares do not include 1,815 shares of restricted stock that vest on September 21, 2008 or 1,816 shares of restricted stock that vest on September 21, 2009, all of these 3,631 are subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Young dated September 21, 2006. However, beneficially owned shares do include 1,815 shares of restricted stock which will vest on September 21, 2007.

(9)	Beneficially owned shares do not include 84,746 shares of restricted stock that vest on December 29, 2007, subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Ms. Ehrenberg dated June 6, 2005. Additionally, beneficially owned shares include 50,022 shares of common stock issuable upon exercise of fully vested outstanding options subject to the terms and conditions of the Company’s 1990 Stock Option Plan, as amended effective June 20, 1997 and 87,000 shares of common stock issuable upon the exercise of fully vested outstanding options subject to the terms and conditions of the Company’s 1998 Stock Option Plan.

(10)	Beneficially owned shares do not include 37,314 shares of restricted stock that vest on December 29, 2007, subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Osbrink dated September 7, 2005. Additionally, beneficially owned shares do not include 31,964 restricted shares, none of which will vest earlier than December 29, 2009, subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Osbrink dated November 15, 2006. Furthermore, beneficially owned shares do include 15,000 shares of common stock issuable upon exercise of fully vested outstanding options subject to the terms and conditions of the Company’s 1998 Stock Option Plan.

(11)	Beneficially owned shares include 9,555 shares of common stock issuable upon exercise of fully vested outstanding options subject to the terms and conditions of the Company’s 1998 Stock Option Plan.

(12)	Beneficially owned shares include 8,333 shares of common stock issuable upon exercise of fully vested outstanding options subject to the terms and conditions of that certain Stock Option Agreement between the Company and Mr. Slaughter and also subject to the terms and conditions of the Company’s 2000 Stock Option Plan.

(13)	Beneficially owned shares include 4,167 shares of common stock issuable upon the exercise of fully vested outstanding options which are subject to the terms and conditions of that certain Stock Option Agreement between the Company and Ms. Lewis dated November 15, 2005 and the Company’s 1990 Stock Option Plan, as amended effective June 20, 1997.

(14)	Beneficially owned shares include the following shares of common stock issuable upon exercise of outstanding options which are exercisable at August 15, 2007 or within ninety days thereafter under the Company’s various stock option plans: Mr. McLaughlin—10,000 shares, Mr. Young—10,000 shares, Mr. Rose—333,333 shares, Ms. Ehrenberg—137,022 shares, Mr. Olinger—9,555 shares, Mr. Osbrink—15,000 shares, Mr. Slaughter—8,333 shares, Ms. Lewis — 4,167 shares, and all current directors and executive officers as a group—527,410 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Review Policy

The Company recognizes that transactions between the Company and any of its directors, officers or principal stockholders or an immediate family member of any director, executive officer or principal stockholder can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders. The Company also recognizes, however, that there may be situations in which such transactions may be in, or may not be inconsistent with, the best interests of the Company.

The review and approval of related party transactions are governed by the Code of Ethics. The Code of Ethics is a part of the Company’s Employee Handbook, a copy of which is distributed to each of the Company’s employees at the time that they begin working for the Company, and the Company’s Salespersons Manual, a copy of which is distributed to each of the Company’s brokerage professionals at the time that they begin working for the Company. The Code of Ethics is also available on the Company’s website at www.grubb-ellis.com. In addition, within 60 days after he or she begins working for the Company and once per year thereafter, the Company requires that each employee and brokerage professional to complete an on-line “Business Ethics” training class and certify to the Company that he or she has read and understands the Code of Ethics and is not aware of any violation of the Code of Ethics that he or she has not reported to management.

In order to ensure that related party transactions are fair to the Company and no worse than could have been obtained through “arms-length” negotiations with unrelated parties, such transactions are monitored by our management and regularly reviewed by the Audit Committee, which independently evaluates the benefit of such transactions to the Company’s stockholders. Pursuant to the Audit Committee’s charter, on a quarterly basis, management provides the Audit Committee with information regarding related party transactions for review and discussion by the Audit Committee and, if appropriate, the Board of Directors. The Audit Committee, in its discretion, may approve, ratify, rescind or take other action with respect to a related party transaction or, if necessary or appropriate, recommend that the Board of Directors approve, ratify, rescind or take other action with respect to a related party transaction.

In addition, each director and executive officer annually delivers to the Company a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director, executive officer, or their respective family members, and the Company participates, and in which the director, executive officer, or such family member, has a material interest.

Related Party Transactions

The following are descriptions of certain transactions since the beginning of the 2007 fiscal year in which the Company is a participant and in which any of the Company’s directors, executive officers, principal stockholders or any immediate family member of any director, executive officer or principal stockholder has or may have a direct or indirect material interest.

Grubb & Ellis Realty Advisors, Inc. The Company owns approximately 19% of the outstanding common stock of Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”), a special purpose acquisition company organized by the Company to acquire one or more United States commercial real estate properties and/or assets. C. Michael Kojaian, the Chairman of the Board of Directors of the Company, and Kojaian Ventures, LLC, an entity with which Mr. Kojaian is affiliated and in which Mr. Kojaian has a substantial economic interest, collectively own approximately 6.40% of the outstanding common stock of Realty Advisors. Mr. Kojaian is also the Chairman of the Board of Realty Advisors. Mark Rose, the Chief Executive Officer of the Company, is also a Director and the Chief Executive Officer of Realty Advisors.

As consideration for serving as initial directors to Realty Advisors, during fiscal 2006, the Company transferred 41,670 shares of Realty Advisors’ common stock from the Company’s initial investment to each of the initial directors of Realty Advisors, including Messrs. Kojaian and Rose.

Pursuant to an agreement with Deutsche Bank Securities Inc., the Company agreed to purchase, during the period commencing May 3, 2006 and ending on June 28, 2006, to the extent available in the public marketplace, up to $3.5 million of the warrants issued in connection with Realty Advisors’ initial public offering (the “IPO”) if the public price per warrant was $0.70 or less. The Company agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through an independent broker-dealer registered under Section 15 of the

Exchange Act that did not participate in the IPO. In addition, the Company further agreed that any such warrants purchased by it would not be sold or transferred until the completion of a business combination by Realty Advisors. On June 28, 2006, the Company agreed to a 60-day extension of this agreement, through August 27, 2006. Pursuant to such agreement, as extended, the Company purchased an aggregate of approximately 4.6 million warrants of Realty Advisors for an aggregate purchase price of approximately $2.2 million, or approximately $0.47 per warrant, excluding commissions of approximately $186,000.

In the event Realty Advisors does not complete a business combination prior to March 2008, Realty Advisors will liquidate and dissolve. The Company has waived its right to receive any proceeds in any such liquidation and dissolution. In the event, the liquidation does occur, the Company will lose its entire investment in the common stock and warrants of Realty Advisors.

All of the officers of Realty Advisors are also officers of the Company. The officers and directors of Realty Advisors will not initially receive compensation from Realty Advisors (other than the Realty Advisors shares transferred to the initial directors by the Company).

The Company has agreed that, through the consummation of an initial business combination or liquidation by Realty Advisors, the Company will make available to Realty Advisors office space, utilities and secretarial support for general and administrative purposes as Realty Advisors may require from time to time. Realty Advisors has agreed to pay the Company $7,500 per month for these services. During the 2007 fiscal year, Realty Advisors paid the Company $90,000 for such services.

At the time of the IPO, Realty Advisors entered into a Master Agreement for Services (“MSA”) with the Company, whereby the Company will serve as the exclusive agent with respect to commercial real estate brokerage and consulting services relating to real property acquisitions, dispositions as well as agency leasing. The initial term of the MSA is five years and is cancelable based on certain conditions as defined.

Additionally, at the time of the IPO, Realty Advisors entered into a Property Management Agreement (“PMA”) with the Company’s wholly owned subsidiary, Grubb & Ellis Management Services (“GEMS”), whereby GEMS will serve as sole exclusive managing agent for all real property acquired. Under the PMA, GEMS is entitled to a monthly management fee equal to the greater of (a) three percent of a property’s monthly gross cash receipts from the operations of the property, and (b) a minimum monthly fee to be determined by mutual agreement based upon then current market prices and terms for services for comparable projects. In addition, Realty Advisors is required to reimburse GEMS for salaries and other expenses paid or incurred by GEMS that are directly related to managing the asset or assets. The initial term of the PMA is 12 months from the date of the consummation of a business combination and will be automatically renewed for successive terms, each with a duration of one year unless otherwise terminated in accordance with its terms. Either party can terminate with 60 days notice.

Finally, at the time of the IPO, Realty Advisors entered into a Master Agreement for Project Management Services with the Company. The project management agreement contains a 60-day cancellation provision by either party. For each project under the project management agreement, the Company will receive a fee equal to five percent of the total project costs.

On June 18, 2007, the Company entered into a Membership Interest Purchase Agreement, (the “Acquisition Agreement”) among the Company, Realty Advisors and GERA Property Acquisition, LLC, a wholly-owned subsidiary of the Company that was formed for the purpose of acquiring and “warehousing” commercial real estate properties for future sale to Realty Advisors (“Property Acquisition”). Pursuant to the Acquisition Agreement, Realty Advisors will acquire all of the issued and outstanding membership interests of Property Acquisition (the “Acquisition”). As a result of the Acquisition, Realty Advisors will acquire and indirectly own three discrete commercial real estate properties located in Dallas, Texas, Rosemont, Illinois and Danbury, Connecticut (the “Properties”) that are owned by wholly-owned subsidiaries of Property Acquisition (the “SPEs”). The Company acquired the Properties through the SPEs for an aggregate contract price of approximately $122.2 million and with the intention of re-selling the Properties to Realty Advisors at such time as the Company accumulates assets of sufficient value for Realty Advisors to seek approval of a business combination from its stockholders. Prior to entering into the Acquisition Agreement, the Company and Realty Advisors did not have any agreement with respect to the Properties and Realty Advisors did not have any obligation to purchase these or any other properties from the Company.

Pursuant to the Acquisition Agreement, as consideration for the acquisition of Property Acquisition, Realty Advisors will pay to the Company the sum of:

(a) the Preliminary Purchase Price (in thousands), calculated as follows:

Property contract purchase price	$122,200
Property closing adjustments, net	(6,646)
Other direct acquisition costs (as of June 15, 2007)	450
Interest on property acquisition costs (as of June 15, 2007)	1,261
Wachovia Mortgage Loans assumed	(120,500)
Financing reserves	43,574
Financing fees	2,400

Preliminary Purchase Price; plus	$42,739

(b)	interest on the Preliminary Purchase Price calculated at the rate per annum, which rate shall be adjusted monthly at and as of the 15th day of each month (or, if the 15th day is not a business day, the next business day of such month), equal to the one-month London Inter-Bank Offered Rate (LIBOR) plus 3.50% (the “Interest Rate”) from June 16, 2007 through and including the closing date; plus

(c)	all direct costs (including, without limitation, due diligence and closing costs, audit and accounting fees, financing fees, and third party legal fees and costs) paid by the Company on or after June 16, 2007 in connection with the acquisition of any of the Properties (the “Property Acquisition Costs”); plus

(d)	interest on the Property Acquisition Costs calculated at the Interest Rate from the date of payment of any such cost through and including the closing date; plus

(e)	the amount of any advances made by the Company to Property Acquisition or any of its subsidiaries on or after June 16, 2007 (and not repaid to the Company with interest prior to the closing date) to fund any operating losses incurred with respect to any of the Properties at any time after June 15, 2007 through the closing date (the “Property Advances”); plus

(f)	interest on the Property Advances calculated at the Interest Rate from the date of each such advance through and including the closing date (collectively, the “LLC Purchase Price”).

The following is an example of a calculation of the LLC Purchase Price. If the business combination was consummated on July 15, 2007, the amount of consideration paid to the Company would be approximately $43,397,000 based upon the sum of the Preliminary Purchase Price (approximately $42,739,000) plus interest accrued on the Preliminary Purchase Price since June 16, 2007 (approximately $307,000 as of July 15, 2007) and all additional Property Acquisition Costs since June 16, 2007 (approximately $351,000 as of July 15, 2007).

Such consideration represents the amounts invested in or advanced to Property Acquisition by the Company to fund the aggregate purchase price paid by Property Acquisition for the Properties plus interest expense, imputed interest on cash advanced to Property Acquisition or any of the SPEs by the Company, and costs and expenses associated with the evaluation, acquisition, financing and operation of the Properties. Furthermore, Realty Advisors will acquire the Properties subject to mortgage loans secured by the Properties from Wachovia Bank, N.A. in the aggregate amount of $120.5 million, the proceeds of which were used to finance the purchase of the Danbury Property, to fund certain required reserves for the Properties, to pay the lender’s fees and costs and to reduce the Company’s aggregate equity in the Properties.

In addition, upon the closing of the Acquisition, pursuant to the MSA, Realty Advisors will pay the Company an acquisition fee of approximately $1.2 million.

The Acquisition is subject to, among other things, the approval of the transaction by the holders of a majority of the common stock issued in the IPO and the holders of less than 20 percent of the common stock issued in the IPO voting against the transaction and electing to exercise their conversion rights. There is no assurance that the foregoing conditions for the approval of the Acquisition will occur.

In addition, in connection with the entering into of the Acquisition Agreement, the Company entered into a trademark license agreement with Realty Advisors (the “Trademark License”) granting Realty Advisors a perpetual, nonexclusive, nontransferable, royalty-free, worldwide license to use the Company’s trademarks, trade names, emblems, and logos and formalizing the understandings and agreements between the parties regarding Realty Advisors’ use of the Company’s trademarks.

Each of the SPEs has entered into an exclusive agency agreement with the Company whereby the Company has been retained by each of the SPEs as an exclusive leasing agent with a right to lease tenant space at the Properties. As consideration for its services, the Company will receive a commission for each new lease of space and for certain renewals and expansions in an amount determined at a rate and upon a basis that are consistent with the current practices in the markets in which the Properties are located. Additionally, each of the SPEs has entered into a property management agreement with GEMS. The management agreements appoint GEMS as the sole exclusive management agent for the Properties owned by each of the SPEs. For its services, GEMS will receive compensation on a basis generally consistent with the PMA. The management agreements have an initial term of twelve (12) months from the effective date of the agreements and will be automatically renewed for successive terms, each with a duration of one year unless otherwise terminated in accordance with the terms of the agreements. As a result of the Acquisition, Realty Advisors will indirectly assume the exclusive agency agreements and management agreements between the Company and each of the SPEs.

Exchange of Preferred Stock. In July 2006, Kojaian Ventures, L.L.C. (“KV”), an affiliate of the Chairman of the Board of Directors, exchanged all 11,725 issued and outstanding shares of the Company’s Series A-1 Preferred Stock for (i) 11,173,925 shares of the Company’s common stock, which is the common stock equivalent that the holder of the Series A-1 Preferred Stock is entitled to receive upon liquidation, merger, consolidation, sale or change of control of the Company, and (ii) a payment by the Company of $10,056,532.50 (or $0.90 per share of newly issued share of common stock). Simultaneously with the exchange of the Series A-1 Preferred Stock for newly issued common stock, KV was the selling stockholder of 5 million shares of common stock pursuant to the Company’s Registration Statement on Form S-1, filed on June 29, 2006.

Other Related Party Transactions. The Company’s Chairman of the Board, C. Michael Kojaian, is affiliated with and has a substantial economic interest in Kojaian Management Corporation and its various affiliated portfolio companies (collectively, “KMC”). KMC is engaged in the business of investing in and managing real property both for its own account and for third parties. During the 2007 fiscal year, KMC paid the Company and its subsidiaries the following approximate amounts in connection with real estate services rendered: $9,036,000 for management services, which include reimbursed salaries, wages and benefits of $3,802,000; $451,000 in real estate sale and leasing commissions; and $94,000 for other real estate and business services. The Company also paid KMC approximately $2,958,000, which reflected fees paid by KMC’s asset management clients for asset management services performed by KMC, but for which the Company billed the clients.

We believe that the fees and commissions paid to and by the Company as described above were comparable to those that would have been paid to or received from unaffiliated third parties in connection with similar transactions.

In August 2002, the Company entered into an office lease with a landlord related to KMC, providing for an annual average base rent of $365,400 over the ten-year term of the lease.

As of August 28, 2006, the Company entered into a written agreement with 1up Design Studios, Inc. (“1up”), of which Ryan Osbrink, the son of Robert H. Osbrink, Executive Vice President and President, Transaction Services of the Company, is a principal shareholder, to procure graphic design and consulting services on assignments provided by brokerage professionals and/or employees of the Company. The term of the agreement was for a period beginning September 1, 2006 ending on August 31, 2007 and was terminable by either party upon 60 days prior notice. The Agreement provided that the Company would pay 1up a monthly retainer of $25,000, from which 1up would deduct the cost of its design services. The pricing for 1up’s design services was fixed pursuant to a price schedule attached as an exhibit to the agreement. In addition, at the inception of the agreement, the Company sold certain computer hardware and software to 1up for a price of $6,500 which was the approximate net book value of such items. The written agreement with 1up was terminated effective as of March 1, 2007 at the request of the Audit Committee which believed that, although the agreement did not violate the Company’s related party transaction policy, termination of the agreement was appropriate in order to avoid any appearance of impropriety that might result from the agreement to pay 1up a fixed monthly retainer. While the Company is no longer obligated to pay the monthly retainer to 1up, the Company has continued to use 1up to provide design and consulting services on an ad hoc basis. During the 2007 fiscal year, 1up was paid approximately $239,000 in fees for its services. The Company believes that amounts paid to 1up for services are comparable to the amounts that the Company would have paid to unaffiliated, third parties.

Independence of Directors

The Board has determined that three of its six current directors and director nominees, Messrs. McLaughlin, Moravec and Young are independent. Prior to his death on May 23, 2007, R. David Anacker served as director of the Company and had been determined to be independent. As a result of his death, the Company does not comply with requirements of Section 303A.01 of the NYSE Listed Company Manual (which requires each NYSE listed company to have a majority of independent directors). Since the non-compliance resulted from the death of a director, the NYSE has advised the Company that the Company has until November 23, 2007 to resolve the non-compliance before the NYSE will publicly disseminate a below compliance indicator.

For purposes of determining the independence of its directors, the Board applies the following criteria:

No Material Relationship. The director must not have any material relationship with the Company. In making this determination, the Board considers all relevant facts and circumstances, including commercial, charitable and familial relationships that exist, either directly or indirectly, between the director and the Company.

Employment. The director must not have been an employee of the Company at any time during the past three years. In addition, a member of the director’s immediate family (including the director’s spouse; parents; children; siblings; mothers-, fathers-, brothers-, sisters-, sons- and daughters-in-law; and anyone who shares the director’s home, other than household employees) must not have been an executive officer of the Company in the prior three years.

Other Compensation. The director or an immediate family member must not have received more than $100,000 per year in direct compensation from the Company, other than in the form of director fees, pension or other forms of deferred compensation during the past three years.

Auditor Affiliation. The director must not be a current partner or employee of the Company’s internal or external auditor. An immediate family member of the director must not be a current partner of the Company’s internal or external auditor, or an employee of such auditor who participates in the auditor’s audit, assurance or tax compliance (but not tax planning) practice. In addition, the director or an immediate family member must not have been within the last three years a partner or employee of the Company’s internal or external auditor who personally worked on the Company’s audit.

Interlocking Directorships. During the past three years, the director or an immediate family member must not have been employed as an executive officer by another entity where one of the Company’s current executive officers served at the same time on the compensation committee.

Business Transactions. The director must not be an employee of another entity that, during any one of the past three years, received payments from the Company, or made payments to the Company, for property or services that exceed the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues. In addition, a member of the director’s immediate family must not have been an executive officer of another entity that, during any one of the past three years, received payments from the Company, or made payments to the Company, for property or services that exceed the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues.

Item 14.	Principal Accounting Fees and Services.

Ernst & Young LLP (“Ernst & Young”), independent public accountants, served as our auditors for the 2007 and 2006 fiscal years. Ernst & Young billed the Company the fees and costs set forth below for services rendered during the fiscal years ended June 30, 2007 and 2006, respectively.

	2007	2006

Audit Fees(1)
Audit of consolidated financial statements	$283,250	$270,375
Audit of internal control over financial reporting	324,450	—
Timely quarterly reviews	47,250	45,450
SEC filings, including comfort letters, consents and comment letters	92,000	112,600

Total Audit Fees	746,950	428,425

Audit Related Fees(2)
Employee benefit plans	17,000	18,500
Audits in connection with acquisitions and other accounting consultations	235,720	22,000
Due diligence services on pending merger	268,306	—

Total Audit-Related Fees	521,026	40,500

Tax Fees(2)
Tax return preparation	90,200	42,000
Tax planning	—	12,500

Total Tax Fees	90,200	54,500

Total Fees	$1,358,176	$523,425

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Includes fees and expenses for services rendered from July through June of the fiscal year, notwithstanding when the fees and expenses were billed.

Since November 2002, all audit and non-audit services provided by Ernst & Young have been pre-approved by the Audit Committee.

GRUBB & ELLIS COMPANY

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are submitted herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2007 and June 30, 2006

Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information is contained in the Notes to Consolidated Financial Statements and therefore have been omitted.

3.	Exhibits required to be filed by Item 601 of Regulation S-K:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of May 22, 2007, among NNN Realty Advisors, Inc., B/C Corporate Holdings, Inc. and the Registrant, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

2.2	Membership Interest Purchase Agreement, dated as of June 18, 2007, among Grubb & Ellis Realty Advisors, Inc., the Registrant and GERA Property Acquisition LLC, a wholly-owned subsidiary of the Registrant, incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on June 19, 2007.

(3)	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.
3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).
3.3	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.4	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.
3.5	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
3.6	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002, incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.
3.7	Certificate of Designations, Number Voting Posers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.
3.8	Preferred Stock Exchange Agreement, dated as of December 30, 2004, between the Registrant and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.
3.9	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

(4)	Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Series A-1 Preferred Stock Exchange Agreement, dated as of April 28, 2006, between the Registrant and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.
4.2	Registration Rights Agreement, dated as of April 28, 2006, between the Registrant, Kojaian Ventures, LLC and Kojaian Holdings, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.
4.3	Amended and Restated Credit Agreement, dated as of April 14, 2006, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as sole book-running manager and sole lead arranger, Deutsche Bank Trust Company Americas, as initial swing line bank, the initial issuer of letters of credit and administrative agent for the lender parties, incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on April 20, 2006.
4.4	Amended and Restated Security Agreement, dated as of April 14, 2006, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on April 20, 2006.

4.5	First Letter Amendment to the Amended and Restated Credit Agreement, dated as of June 16, 2006, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as sole book-running manager and sole lead arranger, Deutsche Bank Trust Company Americas, as initial swing line bank, the initial issuer of letters of credit and administrative agent for the lender parties, incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2006.
4.6	Second Letter Amendment to the Amended and Restated Credit Agreement, dated as of February 16, 2007, between Deutsche Bank Trust Company Americas, other lenders and the Registrant, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007.

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10)	Material Contracts

10	.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.
10	.2*	First Amendment to Employment Agreement entered into between Robert Osbrink and the Registrant, dated as of September 7, 2005, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed on September 28, 2005.
10	.3*	Employment Agreement, dated as of January 1, 2005, between Maureen A. Ehrenberg and the Registrant, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005.
10	.4*	Employment Agreement entered into on March 8, 2005, between Mark E. Rose and the Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.
10	.5*	Employment Agreement entered into between Shelby E. Sherard and the Registrant, dated October 10, 2005, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2005.
10	.6*	Grubb & Ellis 1990 Amended and Restated Stock Option Plan, as amended effective as of June 20, 1997, incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on December 19, 1997 (Registration No. 333-42741).
10	.7*	1993 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8 filed on November 12, 1993 (Registration No. 33-71484).
10	.8*	First Amendment to the 1993 Stock Option Plan for Outside Directors, effective November 19, 1998, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 12, 1999.
10	.9*	Grubb & Ellis 1998 Stock Option Plan, effective as of January 13, 1998, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999
10	.10*	First Amendment to the Grubb & Ellis 1998 Stock Option Plan, effective as of February 10, 2000, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2000.
10	.11*	Grubb & Ellis Company 2000 Stock Option Plan, effective November 16, 2000, incorporated by herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2001.

10.12		Transition Agreement entered into as of April 1, 2003, portions of which were omitted pursuant to a request for Confidential Treatment under Rule 24(b) of the Securities Act of 1934, as amended, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on April 16, 2003.
10	.13*	Long-Term Executive Cash Incentive Plan of Grubb & Ellis Company adopted June 21, 2005, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2005.
10	.14*	Form of Restricted Stock Agreement between the Registrant and each of the Registrant’s Outside Directors, dated as of September 22, 2005, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2006 (File No. 333-133659).
10.15		Series A-1 Preferred Stock Agreement between the Registrant and Kojaian Ventures, L.L.C., dated as of April 28, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.
10	.16*	Employment Agreement entered into on March 20, 2006, between Robert Z. Slaughter and the Registrant, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on May 1, 2006 (File No. 333-133659).
10	.17*	Employment Agreement entered into on April 1, 2006, between Frances P. Lewis and the Registrant, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10-K filed on September 28, 2006.
10	.18*	Grubb & Ellis Company 2006 Omnibus Equity Plan effective as of November 9, 2006, incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on October 10, 2006.
10.19		Purchase and Sale Agreement between Abrams Office Center Ltd and GERA Property Acquisition LLC, a wholly-owned subsidiary of the Registrant, dated as of October 24, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.
10	.20*	Second Amendment to Employment Agreement entered into between Robert H. Osbrink and the Registrant, dated as of November 15, 2006, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006
10.21		Letter Agreement between Abrams Office Centre and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 8, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 14, 2006.
10.22		Second Amendment to the Purchase and Sale Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 15, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2006.
10.23		Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 5, 2007.
10.24		Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 5, 2007.
10.25		Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 4, 2007, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 5, 2007.
10.26		Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 19, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2007.
10.27		Purchase and Sale Agreement between F/B 6400 Shafer Ct. (Rosemont), LLC and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

10	.28*	Employment Agreement between Richard W. Pehlke and the Registrant, as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2007.
10.29		Purchase and Sale Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007.
10.30		Letter Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated March 16, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007.
10.31		Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.
10.32		Letter Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of April 30, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.
10.33		Form of Voting Agreement between Registrant and certain stockholders or NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.
10.34		Form of Voting Agreement between NNN Realty Advisors, Inc. and certain stockholders of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.
10.35		Form of Escrow Agreement between NNN Realty Advisors, Inc., Wilmington Trust Company and the Registrant, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.
10.36		Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by and among GERA Abrams Centre LLC, Rebecca S. Conrad, as Trustee for the benefit of Wachovia Bank, National Association, dated as of June 15, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.
10.37		Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA 6400 Shafer LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.
10.38		Open-end Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA Danbury LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

*	Management contract or compensatory plan or arrangement.

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(24)	Powers of Attorney

(31) Section 302 Certifications

(32) Section 906 Certification

(99) Other Information

99.1 Additional Risk Factors

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company
(Registrant)

/s/ Mark E. Rose Mark E. Rose Chief Executive Officer (Principal Executive Officer)	August 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark E. Rose /s/ Mark E. Rose Chief Executive Officer and Director (Principal Executive Officer)	August 30, 2007

/s/ Richard W. Pehlke /s/ Richard W. Pehlke Chief Financial Officer (Principal Financial and Accounting Officer)	August 30, 2007

* Anthony G. Antone, Director	August 30, 2007

* C. Michael Kojaian, Director	August 30, 2007

* Robert J. McLaughlin, Director	August 30, 2007

* F. Joseph Moravec, Director	August 30, 2007

* Rodger D. Young, Director	August 30, 2007

/s/ Mark E. Rose

*By: Mark E. Rose, Attorney-in-Fact, pursuant to Powers Of Attorney

Grubb & Ellis Company

EXHIBIT INDEX (A)
for the fiscal year ended June 30, 2007

Exhibit

(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Powers of Attorney
(31)	Section 302 Certifications
(32)	Section 906 Certification
(99.1)	Additional Risk Factors

(A)	Exhibits incorporated by reference are listed in Item 14(a) 3 of this Report