Form 10-Q
period 2007-09-30
GRUBB & ELLIS CO
filed 2007-11-09
CIK 216039

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Yes ☐ No ☑
25,923,195
(Number of shares outstanding of the registrant’s
common stock at October 26, 2007)

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2007	June 30,
	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents, including restricted deposits of $800 at September 30, 2007 and June 30, 2007	$4,454	$10,088
Services fees receivable, net	17,940	15,241
Other receivables	4,549	4,206
Professional service contracts, net	6,815	7,038
Prepaid and other current assets	2,739	2,919
Real estate held for sale	171,901	171,266
Deferred tax assets, net	2,334	1,905

Total current assets	210,732	212,663
Noncurrent assets:
Equipment, software and leasehold improvements, net	11,021	11,282
Goodwill, net	24,763	24,763
Professional service contracts, net	12,093	12,348
Investment in affiliate	4,621	5,637
Other assets	2,001	2,156

Total assets	$265,231	$268,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,985	$6,572
Commissions payable	7,972	9,476
Accrued compensation and employee benefits	14,856	13,356
Deferred commissions payable	3,088	808
Liabilities related to real estate held for sale	166,860	169,930
Other accrued expenses	11,033	9,785

Total current liabilities	207,794	209,927
Long-term liabilities:
Accrued claims and settlements	4,925	4,681
Other liabilities	6,043	6,240

Total liabilities	218,762	220,848

Stockholders’ equity:
Common stock, $.01 par value: 50,000,000 shares authorized; 25,923,195 and 25,914,120 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	259	259
Additional paid-in-capital	95,762	95,161
Accumulated other comprehensive income (loss)	(649)	32
Retained deficit	(48,903)	(47,451)

Total stockholders’ equity	46,469	48,001

Total liabilities and stockholders’ equity	$265,231	$268,849

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	For the three months
	ended September 30,
	2007	2006
Services revenue:
Transaction fees	$73,124	$69,755
Management fees, including reimbursed salaries, wages and benefits	53,392	47,506

Total services revenue	126,516	117,261

Costs of services:
Transaction commissions	46,040	44,151
Reimbursable salaries, wages and benefits	38,496	34,966
Salaries, wages, benefits and other direct costs	11,529	8,978

Total costs of services	96,065	88,095

General and administrative costs:
Salaries, wages and benefits	15,076	15,824
Selling, general and administrative	12,626	12,565
Depreciation and amortization	2,691	1,940
Merger and other board related costs	741	—

Total costs	127,199	118,424

Total operating loss	(683)	(1,163)

Other income and expenses:
Interest income	107	321
Interest expense	(125)	(530)

Loss before income taxes	(701)	(1,372)

Benefit for income taxes	12	251

Loss before income from investment in affiliate	(689)	(1,121)

Income from investment in affiliate	98	150

Loss from continuing operations	(591)	(971)

Loss from operations of real estate held for sale, net of taxes	(861)	—

Net loss	(1,452)	(971)

Preferred stock redemption	—	(105,267)

Net loss to common stockholders	$(1,452)	$(106,238)

Earnings per share – basic:

Loss from continuing operations to common stockholders per share	$(0.02)	$(4.30)

Net loss to common stockholders per share	$(0.06)	$(4.30)

Weighted average common shares outstanding	25,914,120	24,698,879

Earnings per share – diluted:

Loss from continuing operations to common stockholders per share	$(0.02)	$(4.30)

Net loss to common stockholders per share	$(0.06)	$(4.30)

Weighted average common shares outstanding and dilutive potential common Shares	25,914,120	24,698,879

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(1,452)	$(971)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,691	1,940
Stock-based compensation expense	601	460
Increase (decrease) in deferred tax assets, net	5	(304)
Income from investment in affiliate	(98)	(150)
Funding of multi-year service contracts	(3,131)	(3,230)
Deferral of payment of services commissions	2,280	2,107
(Increase) decrease in services fees and other receivables	(3,117)	2,910
Increase in prepaid and other assets	2,284	2,259
Increase (decrease) in accounts and commissions payable	(4,057)	638
Increase in accrued compensation and employee benefits	1,500	2,555
Increase (decrease) in other liabilities	1,027	(521)
Other operating activities	254	155

Net cash (used in) provided by operating activities	(1,213)	7,848

Cash Flows from Investing Activities:
Investment in real estate held for sale	(864)	—
Purchases of equipment, software and leasehold improvements	(716)	(572)
Purchase of marketable equity securities – affiliate	—	(2,112)

Net cash used in investing activities	(1,580)	(2,684)

Cash Flows from Financing Activities:
Repayment of borrowings on credit facility debt	(3,500)	(40,000)
Fundings from mortgage loan reserves related to real estate held for sale	659	—
Proceeds from public offering, net of underwriting discounts	—	44,413
Payment of offering expenses	—	(1,004)
Payment on redemption of preferred stock	—	(10,057)
Other financing activities	—	16

Net cash used in financing activities	(2,841)	(6,632)

Net decrease in cash and cash equivalents	(5,634)	(1,468)

Cash and cash equivalents at beginning of period	10,088	16,613

Cash and cash equivalents at end of period, including restricted deposits of $800 at September 30, 2007 and 2006	$4,454	$15,145

See notes to condensed consolidated financial statements.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
1. Interim Period Reporting
The accompanying unaudited condensed consolidated financial statements include the accounts of Grubb & Ellis Company and its wholly owned subsidiaries (collectively, the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.
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
Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be achieved in future periods.
2. New Accounting Standard
The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classifications of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. The Company adopted FIN 48 as required effective July 1, 2007. The adoption of FIN 48 did not have a material impact on its financial position or results of operations.
The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and in various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal Internal Revenue Service audits for years prior to 2004, and the Company’s significant tax filings in non-federal tax jurisdictions are generally no longer subject to audit by various tax authorities for tax years prior to 2003.
3. Total Comprehensive Income
Interest Rate Protection Agreement
The Company entered into an interest rate protection agreement that effectively capped the variable interest rate exposure on a portion of its then existing credit facility debt for a period of two years. The Company determined that this agreement was to be characterized as “effective” under the definitions included within Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
3. Total Comprehensive Income (Continued)
Activities” (“FAS 133”).
Prior to the repayment of the credit facility debt in July 2006, the change in value of these instruments during a reporting period was characterized as Other Comprehensive Income or Loss, and totaled approximately $59,000 of unrealized loss during the three months ended September 30, 2006. Subsequent to the repayment of the credit facility debt in July 2006, the Company concluded that the interest rate protection agreement could no longer be determined effective under the provisions of FAS 133 and therefore the loss in value of the agreements previously included in Accumulated Other Comprehensive Income (Loss), which totaled approximately $140,000, was reclassified as an increase to interest expense. All subsequent changes to the fair value of the interest rate protection agreement are recorded as an adjustment to interest expense in the applicable reporting period.
Investment in Marketable Equity Securities
The Company recorded its investment in common shares of LoopNet, Inc. as marketable equity securities available for sale with the carrying value of the investment recorded at the shares’ fair market value which totaled approximately $4.3 million at June 30, 2006. The investment was classified in other long term assets, with an unrealized gain on the investment totaling approximately $2.5 million (net of taxes) recorded within stockholders’ equity as of June 30, 2006. At September 30, 2006, the market price of the common shares of LoopNet, Inc. had declined to $12.66 per share which resulted in an unrealized loss on the investment totaling approximately $838,000 (net of taxes), which was included in Accumulated Other Comprehensive Income (Loss) within stockholder’s equity as of September 30, 2006 and reduced the carrying value of the Company’s investment to approximately $2.9 million. On December 22, 2006, the Company sold all of its common shares of LoopNet, Inc. and received proceeds of approximately $3.9 million which resulted in a realized gain on sale of the investment of approximately $3.8 million and the elimination of the net unrealized gain previously included in Accumulated Other Comprehensive Income (Loss).
The Company also owns approximately 4.6 million warrants of Grubb & Ellis Realty Advisors, Inc. (“Realty Advisors”) which the Company purchased during the period from May 3, 2006 through August 27, 2006 for a cumulative cost of approximately $2.4 million. The market price of these warrants was $0.28 and $0.38 per warrant as of September 30, 2007 and 2006, respectively, resulting in an unrealized loss on the investment totaling approximately $680,000 (net of taxes) and $365,000 (net of taxes) for the three month periods then ended. These unrealized losses are included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity as of September 30, 2007 and 2006, respectively. The Company’s carrying value of the investment is included in investment in affiliate along with the Company’s investment in Realty Advisors’ common stock. See Note 6 for additional information.
Total Comprehensive Income (Loss)
The results of the above transactions, along with the Company’s net income for the three months ended September 30, 2007 and 2006, resulted in Total Comprehensive Income (Loss) for the three months then ended as follows (in ‘000s):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
3. Total Comprehensive Income (Continued)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Net loss for the period	$(1,452)	$(971)

Net change in fair value of derivatives	—	81
Decrease in fair value of LoopNet, Inc. common stock	—	(838)
Decrease in fair value of Realty Advisors warrants	(681)	(365)

Total Comprehensive Loss for the period	$(2,133)	$(2,093)

4. Income Taxes
The (benefit) provision for income taxes for the three months ended September 30, 2007 and 2006 is as follows (in thousands):

	For the three months ended
	September 30,
	2007	2006
Current (provision) benefit	$(13)	$492
Deferred benefit	275	—
Increase in valuation allowance	(250)	(241)

	$12	$251

The Company recorded prepaid taxes totaling approximately $404,000 and $343,000 as of September 30, 2007 and June 30, 2007, respectively, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings.
The Company increased its net deferred tax assets by approximately $680,000 and $1,081,000 during the three months ended September 30, 2007 and 2006, respectively, primarily due to Federal net operating loss carryforwards that were generated during the quarters ended September 30, 2007 and 2006, respectively, and a decrease in the fair value of its marketable equity securities available for sale. The Company increased its valuation allowance related to its deferred tax assets by approximately $250,000 and $241,000 during the quarters ended September 30, 2007 and 2006, respectively, due to the likelihood that the Company would realize only a portion of the deferred assets generated during the respective quarters in future periods.
5. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
5. Earnings Per Common Share (Continued)

	For the three months ended
	September 30,
	2007	2006
Loss from continuing operations	$(591)	$(971)
Preferred stock redemption	—	(105,267)

Loss from continuing operations to common stockholders	$(591)	$(106,238)

Basic earnings per common share:

Weighted average common shares outstanding	25,914	24,699

Loss from continuing operations to common stockholders per common share – basic	$(0.02)	$(4.30)

Diluted earnings per common share:

Weighted average common shares outstanding	25,914	24,699
Effect of dilutive securities:
Stock options, warrants and restricted stock grants	—	—

Weighted average dilutive common shares outstanding	25,914	24,699

Loss from continuing operations to common stockholders per common share – diluted	$(0.02)	$(4.30)

Additionally, options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, totaled approximately 573,000 and 577,000 for the three months ended September 30, 2007 and 2006, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.
6. Investment in Affiliate
On October 21, 2005, Realty Advisors, an affiliate of the Company, filed a registration statement with the SEC with respect to its initial public offering that was declared effective on March 3, 2006. The Company provided Realty Advisors with initial equity capital of $2.5 million for 5,876,069 shares of common stock and, as of the completion of the offering, the Company owned approximately 19% of the outstanding common stock of Realty Advisors. In addition, pursuant to a warrant purchase program in conformity with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, the Company purchased an aggregate of approximately 4.6 million warrants of Realty Advisors through August 27, 2006, for an aggregate purchase price of approximately $2.2 million, or approximately $0.47 per warrant, excluding commissions of approximately $186,000. See Note 3 for additional information. Furthermore, as of September 30, 2007, the Company has advanced to Realty Advisors approximately $754,000 through direct payment of certain operating costs on Realty Advisors’ behalf.
In the event Realty Advisors does not complete a business combination prior to March 2008, having a value of at least 80% of its net assets at the time of the transaction, Realty Advisors will liquidate and dissolve. The Company has waived its right to receive any proceeds in any such liquidation and dissolution. In the event, the liquidation does occur, the Company will lose its entire investment in the common stock and warrants of Realty Advisors.
Due to the Company’s current ownership position and influence over the operating and financial decisions

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
6. Investment in Affiliate (Continued)
of Realty Advisors, the Company’s investment in Realty Advisors is accounted for under the equity method, and as such, the Company’s investment cost, adjusted for its 19% ownership share of Realty Advisors’ operations, is recorded within the Company’s Condensed Consolidated Financial Statements as of September 30, 2007.
7. Real Estate Held for Sale
During the fiscal year ended June 30, 2007, the Company acquired three office buildings located in Dallas, Texas, Rosemont, Illinois, and Danbury, Connecticut (collectively, the “Properties”) for an aggregate net purchase price totaling $124,067,000. Each of these properties was purchased by a wholly owned subsidiary of GERA Property Acquisition, LLC which, in turn, is a wholly owned subsidiary of the Company.
Simultaneous with the acquisition of the third property, the Company’s subsidiaries that hold the warehoused properties closed two non-recourse mortgage loan financings with Wachovia Bank, N.A. (“Wachovia”) in the aggregate amount of $120.5 million, (the “Loans”), secured by the Properties.
Pursuant to the Loans, reserves in the amount of approximately $43.6 million were established and are being held by Wachovia for the costs of certain capital expenditures, maintenance and repairs, leasing commissions and tenant improvements, rent concessions and debt service coverage.
The Company acquired the Properties with the intention to hold them for future sale to Realty Advisors. On June 18, 2007, the Company announced the signing of a definite Membership Interest Purchase Agreement (the “Acquisition Agreement”), among the Company, Realty Advisors and GERA Property Acquisition, LLC (“Property Acquisition”). Pursuant to the Acquisition Agreement, Realty Advisors shall acquire all of the issued and outstanding membership interests of Property Acquisition held by Property Acquisition’s sole member, the Company (the “Acquisition”).
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
Real estate held for sale at September 30, 2007 and June 30, 2007 represents the cost of the Properties acquired and certain assets related to these properties as follows (in thousands):

	September 30,	June 30,
	2007	2007
Real estate, net	$124,321	$124,067
Cash and tenant receivables	912	697
Restricted cash	42,915	43,574
Prepaid expenses and other assets	1,241	777
Deferred financing fees	1,684	1,874
Deferred tax assets	828	277

Total real estate held for sale	$171,901	$171,266

In addition, certain liabilities related to these Properties at September 30, 2007 and June 30, 2007 consisted of the following (in thousands):

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
7. Real Estate Held for Sale (Continued)

	September 30,	June 30,
	2007	2007
Credit facility debt	$38,000	$41,500
Mortgage loan payable	120,500	120,500
Accrued real estate taxes	1,488	1,155
Accounts payable and other liabilities	6,627	6,541
Tenant security deposits	245	234

Total liabilities related to real estate held for sale	$166,860	$169,930

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (“FAS 144”), net income (loss) related to real estate held for sale is reflected in the consolidated statements of operations as “Discontinued Operations” for the period presented (in thousands):

For the three months
ended September 30, 2007
Rental revenue	$5,039
Tenant reimbursements	285

Total revenue	5,324

Property operations	2,366
Real estate taxes	837
General and administrative	97
Depreciation and amortization	224

Total expenses	3,524

Operating income	1,800
Other expense
Interest expense	(3,212)

Loss from operations before income taxes	(1,412)
Income tax benefit	551

Loss from operations of real estate held for sale	$(861)

8. Credit Facility Debt
In September 2007, the Company amended its secured credit facility with Deutsche Bank. The amended credit facility (i) extends from September 30, 2007 to March 31, 2008 the date by which the Company may sell the real property that it is holding for future sale to Realty Advisors and (ii) extends from September 30, 2007 to March 31, 2008 the date by which the Company is permitted to sell such real property, either to Realty Advisors or any other third party, before having to make certain mandatory quarterly prepayments to the extent of Adjusted Excess Cash Flow (as defined in the amendment). Although the Company has signed a definite Membership Interest Purchase Agreement, dated as of June 18, 2007 (the “Acquisition Agreement”), with Realty Advisors to sell the real property that it acquired to Realty Advisors, the sale is subject to, among other things, the approval of the transaction by the holders of a majority of the common stock issued in the Realty Advisors IPO and the holders of less than 20 percent of the common stock issued in the IPO voting against the transaction and electing to exercise their conversion rights.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
9. Segment Information
The Company has two reportable segments – Transaction Services and Management Services, and evaluates segment performance and allocates resources based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) that include an allocation of certain corporate level administrative expenses (amounts in thousands).

	Transaction	Management	Segment
	Services	Services	Totals
Three months ended September 30, 2007
Total revenue	$73,124	$53,392	$126,516
EBITDA	2,142	607	2,749
Total assets as of September 30, 2007	70,200	15,771	85,971
Goodwill, net	18,376	6,387	24,763

Three months ended September 30, 2006
Total revenue	$69,755	$47,506	$117,261
EBITDA	965	(188)	777
Total assets as of September 30, 2006	68,330	14,154	82,484
Goodwill, net	18,376	6,387	24,763
Reconciliation of Segment EBITDA to Income Before Income Taxes:

	Three Months Ended September 30,
	2007	2006
Total segment EBITDA	$2,749	$777
Less:
Depreciation & amortization	(2,691)	(1,940)
Net interest expense	(18)	(209)
Merger and other board related costs	(741)	—

Loss before income taxes	$(701)	$(1,372)

Reconciliation of Segment Assets to Balance Sheet (in thousands):

	As of September 30,
	2007	2006
Total segment assets	$85,971	$82,484
Current tax assets	404	1,257
Deferred tax assets	2,334	2,256
Real estate held for sale	171,901	—
Investment in affiliate	4,621	4,608

Total assets	$265,231	$90,605

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
Management believes that EBITDA as presented with respect to the Company’s reportable segments is an

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
9. Segment Information (Continued)
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
10. Commitments and Contingencies
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
11. Proposed Merger
On May 22, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, NNN Realty Advisors, Inc. (“NNN Realty Advisors”) and B/C Corporate Holding, Inc., a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, NNN Realty Advisors will become a wholly owned subsidiary of the Company (the “Merger”). The Merger will be effected through the issuance of 0.88 shares of the Company’s common stock for each share of NNN Realty Advisors common stock outstanding. Following the Merger, the Company stockholders will own approximately 41% of the combined company and NNN Realty Advisors stockholders will own approximately 59% of the combined company.
The merged companies will retain the Grubb & Ellis name and will continue to be listed on the NYSE under the ticker symbol “GBE”. The combined company will be headquartered in Santa Ana, CA and the Company’s Board of Directors will be increased to nine members. The Board will include six nominees designated by NNN Realty Advisors and three nominees designated by the Company. Anthony W. Thompson, Founder and Chairman of the Board of NNN Realty Advisors, will join the Company as Chairman of the Board. Each of C. Michael Kojaian, currently Chairman of the Board of Directors of the Company, Rodger D. Young and Robert J. McLaughlin will remain on the Board of Directors of the Company. Mr. Young will be Chairman of the combined company’s Governance and Nominating Committee and Mr. McLaughlin will be Chairman of the combined company’s Audit Committee. Scott D. Peters, President and Chief Executive Officer of NNN Realty Advisors will become Chief Executive Officer of the Company and will also join the Company’s Board of Directors.
The transaction is expected to close in the fourth calendar quarter of 2007, subject to the approval by the stockholders of both companies and other customary closing conditions of transactions of this type. Certain entities affiliated with the Chairman of the Board of the Company, which collectively own approximately 40% of the outstanding shares of the Company common stock, have agreed to vote their shares in favor of the Merger. Similarly, certain members of management and the Board of Directors of NNN Realty Advisors who collectively own approximately 28% of the outstanding shares of NNN Realty Advisors common stock have agreed to vote their shares in favor of the Merger.

GRUBB & ELLIS COMPANY
Notes to Condensed Consolidated Financial Statements
11. Proposed Merger (Continued)
In connection with the proposed transaction, the Company and NNN Realty Advisors filed a preliminary joint proxy statement/prospectus with the Securities and Exchange Commission (“SEC”) as part of a registration statement on Form S-4 regarding the proposed merger. The SEC declared the registration statement effective on November 1, 2007 and the Company has scheduled a stockholders’ meeting for December 6, 2007 to vote on the proposed merger.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company’s debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company’s ability to implement, and the success of, new initiatives and investments, including expansion into new specialty areas and integration of the Company’s business units, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed on August 30, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A discussion of the Company’s critical accounting policies, which include principles of consolidation, revenue recognition, impairment of goodwill, deferred taxes and insurance and claims reserves, can be found in the Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There have been no material changes to these policies in fiscal 2008.
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
Services revenue in any given quarter during the three fiscal year period ended June 30, 2007, as a percentage of total annual services revenue, ranged from a high of 29.2% to a low of 22.3%, with services revenue earned in the first quarters of each of the last three fiscal years ranging from 22.4% to 24.6%. The Company has typically experienced its lowest quarterly services revenue in the quarter ending March 31 of each year with higher and more consistent services revenue in the quarters ending June 30 and September 30, and its highest quarterly services revenue in the quarter ending December 31, due to increased activity caused by the desire of clients to complete transactions by calendar year-end.
Total services revenue of $126.5 million was recognized for the three months ended September 30, 2007 as compared to revenue of $117.3 million for the same period last year. The improvement for the quarter reflects the on-going positive impact from the Company’s continued investment in its strategic initiatives.
Transaction fees increased by $3.4 million, or 4.8%, in the three month period ended September 30, 2007 over the same period in 2006. These results reflect the ongoing transition taking place in the business as the Company focuses on broker productivity and recruiting experienced, high-quality brokerage professionals, and include continued revenue improvements in the Atlanta, Chicago, New York and Washington D.C. markets as a result of the Company’s focus to expand its presence in those markets. The increases were offset by decreased revenue from certain offices that produced significant performance in the prior fiscal year.
Management fees increased by $5.9 million, or 12.4%, in the current fiscal period over the same period in 2006 due to the growth in square footage under management over the past twelve months. The Company also began recognizing revenues from certain of its new business service lines, such as project management, beginning in fiscal 2007.
Costs of Services
Transaction commission expense has historically been the Company’s largest expense and is a direct function of gross transaction services revenue levels, which include transaction services commissions and other fees. Professionals receive transaction commissions at rates that increase upon achievement of certain levels of production. As a percentage of gross transaction revenue, related commission expense decreased slightly to 63.0% for the quarter ended September 30, 2007 as compared to 63.3% for the same period in 2006.
Certain salaries, wages and benefits for employees in the Company who are dedicated to client properties are reimbursed by those clients in accordance with the terms of their management contracts. These costs increased by $3.5 million, or 10.1% in the current fiscal period over the same period in 2006 primarily due to the staffing requirements of new facility management assignments.
Salaries and other direct costs consist primarily of non-reimbursed expenses directly related to the management of properties. These costs increased by $2.6 million, or 28.4%, in the current fiscal period over the same period in 2006 due to the direct costs incurred that are related to the Company’s recently created project management business along with an increase in staffing requirements and other direct costs of new business service contracts, particularly in the Dallas and Detroit markets.
General and Administrative Costs
Salaries, wages and benefits decreased by $748,000, or 4.7%, during the quarter ended September 30, 2007 as compared to September 30, 2006. This decrease resulted primarily from lower performance based incentive compensation. Selling, general and administrative expenses were relatively flat, increasing by $61,000, or 0.5%, for the same period as a result of the Company’s focus on expense control.
Depreciation and amortization expense for the three months ended September 30, 2007 increased 38.7% to $2.7 million from $1.9 million in the comparable period last year. The Company holds multi-year service contracts with certain key professionals, the costs of which are amortized over the lives of the respective contracts, which are generally two to five years. Amortization expense relating to these contracts increased to $1.6 million from $913,000 for the quarter ended September 30, 2007 as compared to the same period in the prior year, as a result of signing new professionals as part of the Company’s growth strategy.
During the quarter ended September 30, 2007, the Company recorded approximately $741,000 of expenses related primarily to the Company’s proposed merger with NNN Realty Advisors, Inc.
Other Income and Expenses
Interest income decreased during the quarter ended September 30, 2007 as compared to the same period in the prior year as average invested funds decreased over the prior year.
Interest expense incurred during the quarter ended September 30, 2007 was due primarily to interest related to issued letter of credits and other fees incurred on its credit facility. Interest expense incurred during the quarter ended September 30, 2006 was due primarily to the Company’s term loan borrowings under the credit facility. Borrowings under the credit facility increased by $15.0 million in April 2006 before being repaid in full in late July 2006. Interest expense incurred also included the July 2006 reclassification of the loss in value of the interest rate protection agreement from Accumulated Other Comprehensive Income (Loss). (See Note 3 of Notes to Condensed Financial Statements for additional information.)
Loss from Operations of Real Estate Held for Sale
During the fiscal year ended June 30, 2007, the Company acquired three office buildings with the intention of holding them for future sale to Grubb & Ellis Realty Advisors, Inc. (“Reality Advisors”). The loss from operations of real estate held for sale, which totaled approximately $861,000 (net of taxes), represents the operations of those properties for the time that they’ve been under Company ownership. (See Note 7 of Notes to Condensed Financial Statements for additional information.)
Income Taxes
The Company recorded a tax benefit of approximately $262,000 and $492,000 for the quarters ended September 30, 2007 and 2006, respectively. The Company also increased its valuation allowance against the Company’s deferred tax assets by approximately $250,000 and $241,000, resulting in a net tax benefit of approximately $12,000 and $251,000 for the quarters ended September 30, 2007 and 2006, respectively. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.
Net Income (Loss)
The net loss to common stockholders for the quarter ended September 30, 2007 was $1.5 million, or $0.06 per common share on a diluted basis, as compared to $106.2 million, or $4.30 per common share, for the same period in the prior fiscal year. A one-time charge totaling $105.3 million, or $4.26 per common share, related to the exchange of the Company’s preferred stock, significantly increased the prior year’s quarterly loss to common stockholders.
Stockholders’ Equity
Total stockholders’ equity decreased from $48.0 million to $46.5 million primarily as a result of the net loss incurred for the quarter ended September 30, 2007.
LIQUIDITY AND CAPITAL RESOURCES
For the three months ended September 30, 2007, cash and cash equivalents decreased by $5.6 million. The Company used $1.2 million for operating activities as income from the Company’s operations and cash reserves was used to fund $3.1 million of multi-year service contracts as a result of signing new professionals as part of the

Company’s growth strategy. Cash used in investing activities totaled $1.6 million and related to the additional investment in the real estate that it is holding for potential future sale to Realty Advisors and purchases of equipment, software and leasehold improvements. Net investing activities included the repayment of $3.5 million of the outstanding credit facility debt and the net loan reserve activity related to mortgage loans collateralized by real estate held for sale.
See Note 9 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for information concerning earnings before interest, taxes, depreciation and amortization.
During September 2007, the Company amended its credit facility with Deutsche Bank Trust Company Americas. The amended credit facility (i) extends from September 30, 2007 to March 31, 2008 the date by which the Company may sell the real property that it is holding for future sale to Realty Advisors and (ii) extends from September 30, 2007 to March 31, 2008 the date by which the Company is permitted to sell such real property, either to Realty Advisors or any other third party, before having to make certain mandatory quarterly prepayments to the extent of Adjusted Excess Cash Flow (as defined in the amendment). Although the Company has signed a definite Membership Interest Purchase Agreement, dated as of June 18, 2007 (the “Acquisition Agreement”), with Realty Advisors to sell the real property that it acquired to Realty Advisors, the sale is subject to, among other things, the approval of the transaction by the holders of a majority of the common stock issued in the Realty Advisors IPO and the holders of less than 20 percent of the common stock issued in the IPO voting against the transaction and electing to exercise their conversion rights.
As of September 30, 2007, the Company had $20.0 million outstanding under its term loan and $18.0 million outstanding under the revolving portion of the credit facility, all of which is classified as liabilities related to real estate held for sale as the borrowings were incurred in connection with the acquisition of real estate. The Company also has outstanding issued letters of credit of approximately $3.5 million, leaving approximately $38.5 million of the $60.0 million revolving line of credit available for future borrowings. The Company believes that it can meet its working capital needs with internally generated operating cash flow and, as necessary, additional borrowings under its revolving portion of the credit facility.
Interest on outstanding borrowings under the credit facility is based upon Deutsche Bank’s prime rate and/or a LIBOR based rate plus, in either case, an additional margin based upon a particular financial leverage ratio, and will vary depending upon which interest rate options the Company chooses to be applied to specific borrowings. The average interest rate the Company incurred on all credit facility obligations during the fiscal quarters ended September 30, 2007 and 2006 was 8.44% and 7.93%, respectively.
The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through February 28, 2017.
In total, the Company’s lease and debt obligations as of June 30, 2007, which are due over the next five years (including its term loan of $20.0 million maturing in 2009), are as follows (in thousands):

Year Ending
June 30	Amount
2008	$16,205
2009	35,153
2010	11,464
2011	8,958
2012	7,554
Thereafter	18,895

$98,229

On May 22, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, NNN Realty Advisors, Inc. (“NNN Realty Advisors”) and B/C Corporate Holding, Inc., a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, NNN Realty Advisors will become a wholly owned subsidiary of the Company (the “Merger”). The Merger will be effected through the issuance of 0.88 shares of the Company’s common stock for each share of NNN Realty Advisors common stock outstanding. Following the Merger, the Company stockholders will own approximately 41% of the combined company and NNN Realty Advisors stockholders will own approximately 59% of the combined company.
The transaction is expected to close in the fourth quarter of 2007, subject to the approval by the stockholders of both companies and other customary closing conditions of transactions of this type. Certain entities affiliated with the Chairman of the Board of the Company, which collectively own approximately 40% of the outstanding shares of the Company common stock, have agreed to vote their shares in favor of the Merger. Similarly, certain members of management and the Board of Directors of NNN Realty Advisors who collectively own approximately 28% of the outstanding shares of NNN Realty Advisors common stock have agreed to vote their shares in favor of the Merger.
In connection with the proposed transaction, the Company and NNN Realty Advisors filed a preliminary joint proxy statement/prospectus with the Securities and Exchange Commission (“SEC”) as part of a registration statement on Form S-4 regarding the proposed merger. The SEC declared the registration statement effective on November 1, 2007 and the Company has scheduled a stockholders’ meeting for December 6, 2007 to vote on the proposed merger.
Proposed Agreement with Deutsche Bank Trust Company Americas.
Grubb & Ellis has agreed with Deutsche Bank Trust Company Americas, or DBTCA, on the principle terms of a proposed senior secured revolving credit facility in an amount of up to $75.0 million that would become effective upon the closing of the proposed merger. Under the proposed credit facility, which would have a term of three (3) years with an option for Grubb & Ellis to extend the term for one year, Deutsche Bank Securities Inc. would be the sole lead arranger and book runner and DBTCA would be the administrative agent and underwriter. The proceeds of the proposed credit facility would be used for general corporate purposes, including, without limitation, the refinancing of the existing credit facilities of Grubb & Ellis and NNN Realty Advisors, Inc. The proposed credit facility is subject to the absence of any material adverse change to Grubb & Ellis or NNN Realty Advisors; absence of any material disruptions or material adverse change in financial, banking or capital market conditions that could materially impair the syndication of the facility; further negotiation; completion of due diligence by DBTCA; and the entering into of definitive documentation. There cannot be any assurance that Grubb & Ellis and DBTCA will reach acceptable terms with respect to the proposed credit facility.
Facility Amount, Guarantees and Security. Grubb & Ellis anticipates that the proposed credit facility would provide financing of up to $75.0 million. Subject to certain exceptions, the proposed credit facility would be guaranteed by Grubb & Ellis’ subsidiaries, including NNN Realty Advisors, Triple Net Properties LLC, Triple Net Properties Realty Inc. and NNN Residential Management Inc., and secured by a first priority pledge of all of Grubb & Ellis’ assets, including its interests in its subsidiaries.
Interest Rate and Fees. Grubb & Ellis anticipates that borrowings under the proposed credit facility would bear interest at a rate equal to, at Grubb & Ellis’ option, either (a) a base rate or (b) a London Interbank Offered Rate, or LIBOR rate, in each case plus an applicable margin ranging from 1.50% to 2.50% in the case of a base rate and from .50% to 1.50% in the case of a LIBOR rate, in each case determined based upon Grubb & Ellis’ leverage ratio at the time of determination.
Covenants and Other Terms. Grubb & Ellis anticipates that the proposed credit facility would contain customary covenants for a facility of this type, including, but not limited to, negative covenants that place restrictions on, among other things, liens, indebtedness, restricted payments, mergers and acquisitions, asset sales, investments, capital expenditures and dividend payments and financial covenants with respect to (a) minimum liquidity, (b) maximum debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, (c) minimum EBITDA to interest expense, (d) minimum EBITDA to fixed charges and (e) minimum EBITDA. The proposed credit facility would also contain a covenant requiring Grubb & Ellis to sell the properties held for sale to Grubb & Ellis Realty Advisors by September 30, 2008 if such properties are not sold to Grubb & Ellis Realty Advisors on or before March 31, 2008. The proposed credit facility, if established, would also contain closing conditions, representations and warranties, events of default, indemnification, tax provisions, yield protection and other provisions customary for a facility of this type.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk — Derivatives
The Company’s credit facility debt obligations and mortgage loan obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of September 30, 2007, the outstanding principal balances on the credit facility debt obligations totaled $38.0 million and the mortgage loan debt obligations related to real estate held for sale totaled $120.5 million. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the amended credit agreement executed by the Company in April 2006 required the Company to maintain interest rate hedge agreements against the greater of i) 50 percent of all variable interest debt obligations or ii) the aggregate principal amount outstanding under the term loan facility of the credit agreement. The Company executed such agreements with Deutsche Bank AG in May 2006, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.0% of the underlying notional amounts. In addition, the terms of the mortgage loan agreements required the Company to purchase a two-year interest rate cap on 30-day LIBOR with a LIBOR strike price of 6.0%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 8.50% for the initial two year term of the mortgage loans.
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.
Interest rate risk — Debt
The Company’s earnings are affected by changes in short term interest rates as a result of the variable interest rates incurred on the Company’s credit facility debt obligations and mortgage loan obligations. However, due to its purchase of interest rate cap agreements described above, the effects of interest rate changes are limited. If LIBOR borrowing rates increase by 50 basis points, over the average levels incurred by the Company during fiscal 2008, the Company’s interest expense would increase, and income before income taxes would decrease, by $588,000 per annum. Comparatively, if LIBOR borrowing rates decrease by 50 basis points below the average levels incurred by the Company during fiscal 2008, the Company’s interest expense would decrease, and income before income taxes would increase, by $793,000 per annum. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s borrowing cost and interest rate cap agreements. They do not consider the effects that such an environment could have on the level of overall economic activity. These sensitivity analyses also assume no changes in the Company’s future or past years’ financial structure.
Item 4. Controls and Procedures
Effective as of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15e under the Exchange Act). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION
(Items 2, 3, 4 and 5 are not applicable
for the quarter ended September 30, 2007)

Item 1. Legal Proceedings
The disclosure called for by Item 1 is incorporated by reference to Note 10 of Notes to Condensed Consolidated Financial Statements.
Item 6. Exhibits
(a) Exhibits
(31) Section 302 Certifications
(32) Section 906 Certification
(99) Other Information
99.1 Press Release dated November 8, 2007 issued by Grubb & Ellis Company

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
Date: November 9, 2007	/s/ Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer

Grubb & Ellis Company
EXHIBIT INDEX
for the quarter ended September 30, 2007
Exhibit
(31)	Section 302 Certifications

(32)	Section 906 Certification

(99.1)	Press Release dated November 8, 2007 issued by Grubb & Ellis Company