Form 10-K
period 2007-12-31
GRUBB & ELLIS CO
filed 2008-03-17
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8122

GRUBB & ELLIS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	94-1424307
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705
(Address of principal executive offices) (Zip Code)

(714) 667-8252
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                                                                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $177,270,167.

The number of shares outstanding of the registrant’s common stock as of March 7, 2008 was 65,094,777 shares.

GRUBB & ELLIS COMPANY
FORM 10-K

		Page

Cover Page
Table of Contents		2

Part I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	29

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	31
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	110
Item 9A.	Controls and Procedures	110

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	112
Item 11.	Executive Compensation	117
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	138
Item 13.	Certain Relationships and Related Transactions and Director Independence	141
Item 14.	Principal Accountant Fees and Services	147

Part IV
Item 15.	Exhibits and Financial Statement Schedules	149
Signatures		158
Exhibit Index		159
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.41
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

GRUBB & ELLIS COMPANY

PART I

Item 1.	Business

General

Grubb & Ellis Company (“the Company” or “Grubb & Ellis”), a Delaware corporation founded 50 years ago in Northern California, is one of the country’s largest and most respected commercial real estate services and investment management firms. As more fully described below, on December 7, 2007, the Company effected a stock merger (the “Merger”) with NNN Realty Advisors, Inc. (“NNN”), a real estate asset management company and nationally recognized sponsor of tax deferred tenant in common (“TIC”) 1031 property exchanges as well as a sponsor of public non-traded real estate investment trusts (“REITs”) and other investment programs. Upon the closing of the Merger, a change of control of the Company occurred. The former stockholders of NNN acquired approximately 60% of the Company’s issued and outstanding common stock.

With 130 owned and affiliate offices worldwide (57 owned and approximately 73 affiliates) and more than 6,000 professionals, including a brokerage sales force of more than 1,800 brokers, the Company offers property owners, corporate occupants and program investors comprehensive integrated real estate solutions, including transactions, management, consulting and investment advisory services supported by proprietary market research and extensive local market expertise. The combination of the established Grubb & Ellis brand with the innovative real estate investment programs sponsored by the Company’s subsidiary Grubb & Ellis Realty Investors, LLC (“GERI”) (formerly Triple Net Properties, LLC) broadens and strengthens the overall strategic and financial platform of the Company. As a result, the Company is now more balanced and diversified in its product and service offerings, which enhances its financial stability and better positions the Company to pursue growth opportunities, both domestically and internationally, as well as to better serve its clients.

In certain instances throughout this Annual Report phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, the Company prior to the Merger. Similarly, in certain instances throughout this Annual Report the term NNN, “legacy NNN”, or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

Business Segment Reporting

As a result of the Merger in December 2007, the newly combined Company’s operating segments were evaluated for reportable segments. As a result, the legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows.

The Company reports its revenue by three business segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information: Investment Management, which includes providing acquisition, financing and disposition services with respect to its programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; Transaction Services, which comprises its real estate brokerage operations; Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors, and additional information on these business segments can be found in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report.

For the year ended December 31, 2007, the Company, after giving pro forma effect to the Merger, as well as other acquisitions completed during the year, generated combined revenue of approximately $732.8 million and income from continuing operations of approximately $2.7 million.

Transaction Services

Grubb & Ellis has a 50 year track record of proven performance in the commercial real estate industry and is one of the largest real estate brokerage firms in the country, offering clients the experience of thousands of successful transactions and the expertise that comes from a nationwide platform. By focusing on the overall business objectives of its clients, Grubb & Ellis utilizes its research capabilities, extensive properties database and expert negotiation skills to create, buy, sell and lease opportunities for both users and owners of commercial real estate. With a comprehensive approach to transactions, Grubb & Ellis offers a full suite of services to clients, from site selection and sale negotiations to needs analysis, occupancy projections, prospect qualification, pricing recommendations, long-term value consultation, tenant representation and consulting services. As one of the most active and largest commercial real estate brokerages in the United States, Grubb & Ellis’ traditional real estate services provide added value to the real estate investment programs of its affiliates by offering a comprehensive market view and local area expertise. This powerful business combination allows the company to identify attractive investment properties and quickly acquire them for the benefit of its program investors. In addition, select brokers will have the opportunity to cross-sell product through the investment management platform.

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

In some local markets where the Company does not have owned offices, it has affiliation agreements with independent real estate service providers that conduct business under the Grubb & Ellis brand. The Company’s affiliation agreements provide for exclusive mutual referrals in their respective markets, generating referral fees. The Company’s affiliation agreements are generally multi-year contracts. Through its affiliate offices, the Company has access to more than 900 brokers with local market research capabilities.

The Company’s Corporate Services Group provides comprehensive coordination of all required Grubb & Ellis services to realize the needs of client’s real estate portfolios and to maximize their business objectives. These services include consulting services, lease administration, strategic planning, project management, account management and international services. As of December 31, 2007, Grubb & Ellis had in excess of 1,800 brokers at its owned and affiliate offices, of which 927 brokers were at its owned offices, up from 917 at December 31, 2006. Approximately 47% and 53% of legacy Grubb & Ellis transaction services revenue were from leasing and sale transactions, respectively, during 2007.

Management Services

Grubb & Ellis delivers integrated property, facility, asset, construction, business and engineering management services to a host of corporate and institutional clients. The Company offers customized programs that focus on cost-efficient operations and tenant retention.

The Company manages a comprehensive range of properties including headquarters, facilities and class A office space for major corporations, including many Fortune 500 companies. Grubb & Ellis’ skills extend to management of industrial, manufacturing and warehousing facilities as well as data centers, retail outlets and multi-family properties for real estate users and investors.

Additionally, Grubb & Ellis provides consulting services, including site selection, feasibility studies, exit strategies, market forecasts, appraisals, strategic planning and research services.

The Company is committed to providing unparalleled client service. In addition to expanding the scope of products and services offered, it is also focused on ensuring that it can support client relationships with best-in-class service. During 2007, the Company continued to expand the number of client service relationship managers, which provide a single point of contact to corporate clients with multi-service needs.

Grubb & Ellis Management Services, the Company’s management services subsidiary, was recognized as Microsoft Corporation’s top vendor of 2007 from among more than 15,000 vendors. At December 31, 2007, Grubb & Ellis managed approximately 216 million square feet, of which 175 million were from third parties and 41 million related to its investment management programs.

Investment Management

The Company and its subsidiaries are leading sponsors of real estate investment programs that provide individuals and institutions the opportunity to invest in a broad range of real estate investment vehicles, including tax-deferred 1031 TIC exchanges; public REITs and real estate investment funds. As of December 31, 2007, more than $3 billion in investor equity has been raised for these investment programs; the Company has more than $5.7 billion of assets under management related to the various programs that it sponsors. The Company has completed transaction acquisition and disposition volume totaling approximately $10.0 billion on behalf of more than 34,000 program investors since its founding in 1998.

Investment management products are distributed through the Company’s broker-dealer subsidiary, Grubb & Ellis Securities Inc. (“GBE Securities”) (formerly NNN Capital Corp.). GBE Securities is registered with the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and all 50 states. GBE Securities has agreements with an extensive network of broker dealers with more than 150 selling agreements and over 40,000 registered representatives as of December 31, 2007. Part of the Company’s strategy is to expand its network of broker-dealers to increase the amount of equity that it raises in its various investment programs.

GERI, a subsidiary of the Company, is a recognized market leader in the securitized TIC industry as measured by total equity raised according to published reports of OMNI Research and Consulting. This product strategy allows investors to fractionally own large, institutional-quality real estate assets with the added advantage of qualifying for deferred tax benefits on real estate capital gains. The aggregate amount of equity that has been invested in the TIC industry has grown from less than $200 million in 2001 to approximately $2.4 billion in 2007, according to published reports of Omni Research and Consulting. The Company currently sponsors more than 150 TIC programs and has taken more than 50 programs full cycle (from acquisition through disposition). The Company raised more than $450 million of TIC equity in 2007.

Public non-traded REITs are registered with the SEC but are not listed on any of the securities exchanges like a traded REIT. According to the published Stanger Report, Winter 2008, by Robert A. Stanger and Co., an independent financial advisor, approximately $11.5 billion was raised in this sector in 2007. The Company sponsors two demographically focused programs that are actively raising capital, the Grubb & Ellis Healthcare REIT, Inc. and the Grubb & Ellis Apartment REIT, Inc. which raised more than $280 million in combined capital in 2007.

On February 12, 2008, the Company launched its Wealth Management Platform for high net worth investors. This platform provides comprehensive real estate investment and advisory services to high net worth investors, offering qualified individuals, entities and corporations, the opportunity to benefit from the potential advantages of real estate investment through a passive, sole-ownership vehicle that delivers discretion to the investor. The Wealth Management Platform is open to all qualified investors seeking to build or expand their commercial real estate portfolio, whether their investment objectives are tax-deferred 1031 exchange driven or not. The Company had $180 million of committed investments through this platform at the time it was initiated.

The Company intends to start a family of U.S. and global open and closed end mutual funds that focus on real estate securities and manage private investment funds exclusively for qualified investors through its 51% ownership in Grubb & Ellis Alesco Global Advisors, LLC. The Company also looks for joint venture opportunities and currently manages over $475 million of real estate for which it maintains a minority ownership interest. Through its multi-family platform, the Company provides investment management services for TIC and REIT apartment product and currently manages in excess of 10,000 apartment units through Grubb & Ellis Residential Management, Inc., the Company’s multi-family management services subsidiary.

Our Opportunity

The Company seamlessly integrates its traditional transaction and management services with the innovative investment programs of GERI. All functions of the new Company work together to provide comprehensive service to clients and program investors. Teamed with a forward-looking investment strategy that seeks to capitalize on the nation’s changing demographics, the Company’s various service offerings support its investment programs to provide clients and program investors with a full array of solutions for multiple needs. The proprietary research and demographic investing strategy of the Company establishes a foundation upon which its investment programs are based. The real estate brokerage network of the Company offers keen insight into the available pool of assets nationwide, in order to maximize acquisition opportunities for program investors. The professional property and asset management services of the Company drive value to each of the investment programs from acquisition through ultimate disposition. Additionally, the business platform of the post-merger Company is designed to offer consistent and reliable growth and better withstand the fluctuations and turbulence of commercial real estate market cycles. The Company’s management believes that it has the vision, financial strength, discipline and strategy to deliver innovative solutions across the full spectrum of commercial real estate, whether it is a need for space, strategic planning or a real estate investment product that meets specific return criteria.

The Company has re-branded its investment programs as Grubb & Ellis subsequent to the Merger to capitalize on the strength of the brand name. Its TIC programs are sponsored by GERI, its REIT investment programs are now Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Apartment REIT, Inc. and its FINRA registered broker-dealer, NNN Capital Corp., is now GBE Securities, Inc. The Company expects to achieve $10.0 million of expense synergies in the first twelve months following the Merger and $18.5 million of synergies in the first 18 months as a result of expense and revenue cross-selling opportunities.

The Merger

Pursuant to an Agreement and Plan of Merger dated May 22, 2007 (the “Merger Agreement”) by and among the Company, NNN, and a wholly-owned merger subsidiary of the Company, upon the effectiveness of the Merger, NNN would become a wholly-owned subsidiary of the Company, and in connection therewith (i) each issued and outstanding share of common stock of NNN would automatically be converted into a 0.88 of a share of common stock of the Company, and (ii) each issued and outstanding stock option of NNN, exercisable for common stock of NNN, would automatically be converted into the right to receive stock option exercisable for common stock of the Company based on the same 0.88 share conversion ratio.

Unless otherwise indicated, all pre-merger NNN share data has been adjusted to reflect the conversion as a result of the Merger (see Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

At a special meeting of each of the Company’s and NNN’s stockholders, both of which were held on December 6, 2007, stockholders of both companies representing a majority of each company’s issued and outstanding common stock voted to adopt the Merger Agreement. In addition, the stockholders of the Company representing a majority of the issued and outstanding shares of the Company’s common stock voted in favor of each of the following proposals, subject to the consummation of the Merger, to (i) amend the Company’s amended and restated certificate of incorporation to increase the authorized number of shares of the Company’s common stock from 50 million to 100 million; (ii) issue common stock to the NNN stockholders in connection with the Merger, (iii) amend the Company’s amended and restated certificate of incorporation to increase the authorized number of shares of the Company’s preferred stock from one million to 10 million; (iv) provide for a classified board of directors comprising three classes of directors, the first class of directors, Class A directors, having a term that would initially expire on the Company’s next annual meeting of stockholders after the effective date of the Merger, the second class of directors, Class B directors, having a term that would initially expire on the Company’s second annual meeting of stockholders after the effective date of the Merger, and the third class of directors, Class C directors, having a term that would initially expire on the Company’s third annual meeting of stockholders after the effective date of the Merger, with each subsequent term of each class of directors being for a three year period; and (v) elect the following individuals to the board of directors upon the effectiveness of the Merger: Scott D. Peters, Harold H. Greene and D. Fleet Wallace as Class A directors; Gary H. Hunt, Glenn L. Carpenter and Robert J. McLaughlin as Class B directors; and Anthony W. Thompson, C. Michael Kojaian and Rodger D. Young as Class C directors.

Accordingly, upon the closing of the Merger, which occurred on December 7, 2007, the 43,779,740 shares of common stock of NNN that were issued and outstanding immediately prior to the Merger were automatically converted into 38,526,171 shares of common stock of the Company, and the 2,249,850 NNN restricted stock and stock options that were issued and outstanding immediately prior to the Merger were automatically converted into 1,979,868 shares of restricted stock and stock options of the Company. The shares of the Company’s common stock issued in connection with the Merger were registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Company’s common stock, including the shares of common stock issued pursuant to the Merger, continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “GBE”.

Upon the closing of the Merger, each of Mark E. Rose, Anthony G. Antone and F. Joseph Moravec (a former member of the Audit Committee) resigned from the Company’s board of directors. Scott D. Peters became Chief Executive Officer and President and Andrea Biller became General Counsel, Executive Vice President and Corporate Secretary. In addition, upon the closing of the merger C. Michael Kojaian resigned from the position of chairman of the board of directors of the Company (without resigning or otherwise affecting his position as a director of the Company) upon the closing of the merger and Anthony W. Thompson became chairman of the Company’s board of directors. Mr. Thompson subsequently resigned as chairman of the board of directors effective February 8, 2008 and Glenn L. Carpenter was appointed the Company’s chairman of the board of directors.

Effective December 7, 2007, the Company amended its amended and restated certificate of incorporation and bylaws as contemplated by the Merger Agreement. In addition, the Company’s bylaws were also amended to comply with the regulations of the NYSE that before January 1, 2008, the Company’s by-laws expressly provide for uncertified shares of stock to be evidenced by a book-entry system, by stock certificates, or by a combination of both.

Finally, subsequent to the closing of the Merger, in December 2007, the Company relocated its headquarters from Chicago, Illinois to Santa Ana, California, changed its fiscal year from June 30 to December 31, and appointed Ernst & Young LLP (“Ernst & Young”) as its independent registered public accounting firm to audit financial statements of the Company going forward.

Secured Credit Facility

On December 7, 2007, in connection with the Merger, the Company replaced its existing amended and restated $60 million senior secured revolving credit facility (the “Prior Credit Facility”) with a Second Amended and Restated Credit Agreement (the “New Credit Facility”) by and among the Company, certain of the Company’s subsidiaries (the “Guarantors”), the initial lender named therein, Deutsche Bank Trust Company Americas, as syndication agent, Deutsche Bank Securities, Inc., as sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas (“Deutsche Bank”), as the initial issuing bank, swing line bank and administrative agent for the Lenders. Deutsche Bank was the lead bank in the Prior Credit Facility.

The New Credit Facility increased the overall size of the Prior Credit Facility from $60 million to $75 million, and eliminated the currently outstanding $20 million term loan portion of the Prior Credit Facility. Proceeds from the New Credit Facility may be used for general corporate purposes, including the repayment of amounts borrowed under the Company’s Prior Credit Facility. As of December 31, 2007, there was $8.0 million outstanding under the New Credit Facility. As a condition to the closing of the New Credit Facility, the existing $25 million unsecured credit facility of NNN with LaSalle Bank, N.A. was terminated. The New Credit Facility extends the terms of the Prior Credit Facility to December 7, 2010 subject to the

Company’s right to extend the term of the New Credit Facility for an additional twelve (12) months until December 7, 2011. Other terms and provisions of the Prior Credit Facility remain substantially unchanged, except for the revision of various financial and other covenants to give effect to and to take into account the Merger.

As a condition to entering into the New Credit Facility, the Company and certain subsidiaries simultaneously entered into a Second Amended and Restated Security Agreement, dated December 7, 2007, with Deutsche Bank, in its capacity as administrative agent, pursuant to which the Company granted a first priority security interest in substantially all of the Company’s assets to the “Secured Parties” as that term is defined in such Second Amended and Restated Security Agreement.

Certain Real Estate Held for Sale

During the first half of 2007, the Company acquired three commercial properties — the Danbury Corporate Center in Danbury, Connecticut, Abrams Center in Dallas, Texas and 6400 Shafer Court in Rosemont, Illinois — for an aggregate contract price of $122.2 million, along with acquisition costs of approximately $1.3 million, and assumed obligations of approximately $542,000. The Company acquired the three properties pursuant to its warehousing strategy to accumulate these assets with the intention to hold them for future sale to Grubb & Ellis Realty Advisors, Inc. (“GERA”), the Company’s investment management affiliate which is a publicly traded special purpose acquisition company (“SPAC”) formed by the Company in September 2005. The Company funded its equity position in these acquisitions primarily with borrowings from its Prior Credit Facility.

Simultaneous with the acquisition of the third property in June 2007, the Company closed two non-recourse mortgage loan financings with Wachovia Bank, National Association in an aggregate amount of $120.5 million. The proceeds of the mortgage loans were used to finance the purchase of this third property, to fund certain required reserves for all three properties, to pay the lender’s fees and costs and to repay certain amounts borrowed by the Company through its credit facility with respect to the first two properties purchased.

On June 18, 2007, the Company, along with its wholly owned subsidiary, GERA Property Acquisition, LLC, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with GERA which contemplated the transfer of the three commercial office properties from the Company to GERA and, if consummated, would constitute GERA’s business combination. Pursuant to the Purchase Agreement, the Company was to sell the properties to GERA on a “cost neutral basis,” plus reimbursement for the actual costs and expenses paid by the Company with respect to the purchase of the properties and imputed interest on cash advanced by the Company with respect to the properties.

Under the terms of the Purchase Agreement, the Purchase Agreement was subject to termination under certain circumstances, including but not limited to if GERA failed to obtain the requisite stockholder consents required under the laws of the State of Delaware and GERA’s charter to approve the transactions contemplated by the Purchase Agreement.

On February 28, 2008, at a special meeting of the stockholders of GERA held to vote on, among other things, the proposed transaction with the Company, GERA failed to obtain the requisite consents of its stockholders to approve its proposed business combination (the transactions contemplated by the Purchase Agreement). Specifically, of the 23,958,334 shares of GERA common stock eligible to vote with respect to the proposed transaction, stockholders holding an aggregate of 22,695,082 shares voted on the transaction. Of those stockholders voting, 17,144,944 shares were cast against the proposed business combination, and the holders of all such 17,144,944 shares also elected to convert their shares into a pro rata share of GERA’s trust account. 4,860,127 shares voted in favor of the proposed business combination, and the remaining shares did not vote with respect to the proposed transaction.

As a result thereof, GERA, in accordance with Section 8.1(f) of the Purchase Agreement, advised the Company in a letter effective February 28, 2008, that it was terminating the Purchase Agreement in accordance with its terms.

As a result of its failure to obtain the requisite stockholder approvals, GERA is unable to effect a business combination within the proscribed deadline of March 3, 2008 in accordance with its charter. Consequently, GERA filed a proxy statement with the SEC on March 11, 2008 with respect to a special meeting of its stockholders to vote on the dissolution and liquidation of GERA. The Company will write-off in the first quarter of 2008 its investment in GERA of approximately $5.6 million, including its stock and warrant purchases, operating advances and third party costs. The Company will also pay any third-party legal, accounting, printing and other costs (other than monies to be paid to stockholders of GERA on liquidation) associated with the dissolution and liquidation of GERA. In addition to the Company bearing the dissolution and liquidation costs of GERA, the various exclusive service agreements that the Company had previously entered into with GERA for transaction services, property and facilities management, and project management, will no longer be of any force or effect. The Company presently intends to market the three commercial properties so as to effect their sale on or before September 30, 2008, as required under the terms of its credit facility.

Industry and Competition

The U.S. commercial real estate services industry is large and highly fragmented, with thousands of companies providing asset management, investment management and brokerage services. In recent years the industry has experienced substantial consolidation, a trend that is expected to continue.

The top 25 brokerage companies collectively completed nearly $842 billion in investment sales and leasing transactions globally in 2006, according to the latest available survey published by National Real Estate Investor, which is the most recent available survey. The Company ranked 12th in this survey, including transactions in its affiliate offices.

Within the management services business, according to a recent survey published in 2007 by National Real Estate Investor, the top 25 companies in the industry manage over 7.5 billion square feet of commercial property. The Company ranks as the eighth largest property management company in this survey with 210 million square feet under management at year end 2006, including property under management in its affiliate offices. The largest company in the survey had 1.7 billion square feet under management.

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

The Company believes there are only limited barriers to entry in its asset management business. Its programs face competition generally from REITs, institutional pension plans and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital to create programs to make these acquisitions. In investment management services, it faces competition with other real estate firms in the acquisition and disposition of properties, and it also competes with other sponsors of real estate investment programs for investors to provide the capital to allow it to make these investments. It also competes against other real estate companies who may be chosen by a broker-dealer as an investment platform instead of the Company and with other broker-dealers and other properties for viable tenants for its programs’ properties. Finally, GBE Securities faces competition from institutions that provide or arrange for other types of financing through private or public offerings of equity or debt and from traditional bank financings.

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

The Company generally undertakes a third-party Phase I investigation of potential environmental risks when evaluating an acquisition for a sponsored program. A Phase I investigation is an investigation for the presence or likely presence of hazardous substances or petroleum products under conditions that indicate an existing release, a post release or a material threat of a release. A Phase I investigation does not typically include any sampling. The Company’s programs may acquire a property with environmental contamination, subject to a determination of the level of risk and potential cost of remediation.

Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. As a property manager, the Company could be held liable as an operator for any such contamination, even if the original activity was legal and the Company had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, the Company could be held responsible for more than its share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. The Company could also incur liability for property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties that it manages. Insurance for such matters may not always be available, or sufficient to cover the Company’s losses. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase the Company’s costs of legal compliance and potentially subject the Company to violations or claims. Although such costs have not had a material impact on the Company’s financial results or competitive position in 2007, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause the Company to incur significant costs in the future, and/or adversely impact the brokerage and management services businesses. See Note 20 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Seasonality

Notwithstanding the Company’s expanded business platform as a consequence of the Merger, a substantial portion of the Company’s revenues are derived from brokerage transaction services, which are seasonal in nature. As a consequence, the Company’s revenue stream and the related commission expense are also subject to seasonal fluctuations. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue from transaction services in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Transaction services revenue represented 42.6% of the $732.8 million pro forma combined revenue for 2007.

Regulation

Transaction and Property Management Services

The Company and its brokers, salespersons and, in some instances, property managers are regulated by the states in which it does business. These regulations may include licensing procedures, prescribed professional responsibilities and anti-fraud provisions. The Company’s activities are also subject to various local, state, national and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws and regulations and are affected bylaws and regulations relating to real estate and real estate finance and development. Because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state statutory requirements and licensing regimes and the possible liability resulting from non-compliance have increased.

Dealer-Manager Services

The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are subject to regulations covering all aspects of the securities business. In general, broker-dealers are required to register with the SEC and to be members of FINRA or the NYSE. As a member of FINRA, GBE Securities’ broker-dealer business is subject to the requirements of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of FINRA. These regulations establish, among other things, the minimum net capital requirements for GBE Securities’ broker-dealer business. Such business is also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

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

Employees

As of December 31, 2007, the Company had approximately 4,700 employees including more than 900 transaction professionals working in 55 owned offices. Nearly 2,400 employees serve as property and facilities management staff at the Company’s client-owned properties and the Company’s clients reimburse the Company fully for their salaries and benefits. The Company considers its relationship with its employees to be good and has not experienced any interruptions of its operations as a result of labor disagreements.

Availability of this Report

The Company’s internet address is www.grubb-ellis.com. On the Investor Relations page on this web site, the Company posts its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and its proxy statements as soon as reasonably practicable after it files them electronically with the SEC. All such filings on the Investor Relations web page are available to be viewed free of charge. In addition, a copy of this Annual Report on Form 10-K is available without charge by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Item 1A.	Risk Factors

Risks Related to the Company in General

A downturn in the general economy or the real estate market would harm the Company’s business.

The Company’s business is negatively impacted by periods of economic slowdown or recession, rising interest rates and declining demand for real estate. These economic conditions could have a number of effects, including the following:

•	a decline in acquisition, disposition and leasing activity;

•	a decline in the supply of capital invested in commercial real estate;

•	a decline in the value of real estate and in rental rates, which would cause the Company to realize lower revenue from:

•	property management fees, which in certain cases are calculated as a percentage of the revenue of the property under management; and

•	commissions or fees derived from property valuation, sales and leasing, which are typically based on the value, sale price or lease revenue commitment, respectively.

The real estate market tends to be cyclical and related to the condition of the economy overall and to the perceptions of investors and users as to the economic outlook. A downturn in the economy or the real estate markets could have a material adverse effect on the Company’s business and results of operations.

The Company is in a highly competitive business with numerous competitors, some of which may have greater financial and operational resources than it does.

The Company competes in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as on a regional and local level. The Company faces competition not only from other national real estate service providers, but also from global real estate service providers, boutique real estate advisory firms, consulting and appraisal firms. Depending on the product or service, the Company also faces competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than the Company does. The Company is also subject to competition from other large national firms and from multi-national firms that have similar service competencies to it. Although many of the Company’s competitors are local or regional firms that are substantially smaller than it, some of its competitors are substantially larger than it on a local, regional, national or international basis. In general, there can be no assurance that the Company will be able to continue to compete effectively, to maintain current fee levels or margins, or maintain or increase its market share.

As a service-oriented company, the Company depends on key personnel, and the loss of its current personnel or its failure to hire and retain additional personnel could harm its business.

The Company depends on its ability to attract and retain highly skilled personnel. The Company believes that its future success in developing its business and maintaining a competitive position will depend in large part on its ability to identify, recruit, hire, train, retain and motivate highly skilled executive, managerial, sales, marketing and customer service personnel. Competition for these personnel is intense, and the Company may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. The Company’s ability to attract new employees may be limited by certain restrictions in its senior secured credit facility, including limitations on cash bonus payments to new hires and may only make cash payments that exceed those limits if it receives approval from the administrative agent, which cannot be guaranteed. The Company’s failure to recruit and retain necessary executive, managerial, sales, marketing and customer service personnel could harm its business and its ability to obtain new customers.

If the Company fails to meet its payment or other obligations under its senior secured credit facility, then the lenders under the secured credit facility could foreclose on, and acquire control of, substantially all of its assets.

Any material downturn in the Company’s revenue or increase in its costs and expenses could impair its ability to meet its debt obligations. The Company’s lenders under a senior secured credit facility have a lien on substantially all of its assets, including its accounts receivable, cash, general intangibles, investment property and future acquired material property. If the Company fails to meet its payment or other obligations under the senior secured credit facility, the lenders under such credit facility will be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets.

Although the Company intends to declare quarterly dividends, there can be no assurances when or whether the Company will declare future dividends or the amount of any dividends that may be declared in the future.

Although the Company has previously announced that it intends to declare quarterly dividends, future cash dividends will depend upon the Company’s results of operations, financial condition, capital requirements, general business conditions and other factors that the Company’s board of directors may deem relevant. Also, there can be no assurance the Company will pay dividends even if the necessary financial conditions are met and sufficient cash is available for distribution.

Additionally, certain provisions in the Company credit facility prohibit the making of distributions or payments of dividends on its common stock in the event the Company fails to maintain certain financial covenants.

The Company plans to expand its business to include international operations that could subject it to social, political and economic risks of doing business in foreign countries.

Although the Company does not currently conduct significant business outside the United States, the Company intends to expand its business to include international operations. Circumstances and developments related to international operations that could negatively affect the Company’s business or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	adverse foreign currency fluctuations;

•	changes in regulatory requirements;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws;

•	the impact of regional or country-specific business cycles and economic instability;

•	the geographic, time zone, language and cultural differences among personnel in different areas of the world;

•	political instability; and

•	foreign ownership restrictions with respect to operations in certain countries.

Additionally, the Company may establish joint ventures with foreign entities for the provision of brokerage services abroad, which may involve the purchase or sale of the Company’s equity securities or the equity securities of the joint venture participant(s). In these joint ventures, the Company may not have the right or power to direct the management and policies of the joint venture and other participants may take action contrary to the Company’s instructions or requests and against the Company’s policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with the Company. If a joint venture participant acts contrary to the Company’s interest, then it could have a material adverse effect on the Company’s business and results of operations.

Delaware law and provisions of the Company’s amended and restated certificate of incorporation and restated bylaws contain provisions that could delay, deter or prevent a change of control.

The anti-takeover provisions of Delaware law impose various impediments on the ability or desire of a third party to acquire control of the Company, even if a change of control would be beneficial to its existing stockholders, and the Company will be subject to these Delaware anti-takeover provisions. Additionally, the Company’s amended and restated certificate of incorporation and its restated bylaws contain provisions that might enable its management to resist a proposed takeover of the Company. These provisions could discourage, delay or prevent a change of control of the Company or an acquisition of the Company at a price that its stockholders may find attractive. These provisions also may discourage proxy contests and make it more difficult for the Company’s stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock. The provisions include:

•	the authority of the Company’s board to issue, without stockholder approval, preferred stock with such terms as the Company’s board may determine;

•	the authority of the Company’s board to adopt, amend or repeal the Company’s bylaws; and

•	a prohibition on holders of less than a majority of the Company’s outstanding shares of capital stock calling a special meeting of the Company’s stockholders.

The Company has the ability to issue blank check preferred stock, which could adversely affect the voting power and other rights of the holders of its common stock.

Even though the Company does not have any preferred stock issued and outstanding, it has the right to issue so-called “blank check” preferred stock, which may affect the voting rights of holders of common stock and could deter or delay an attempt to obtain control of the Company. There are ten million shares of preferred stock authorized. The Company’s board of directors will be authorized, without any further stockholder approval, to issue one or more additional series of preferred stock. The Company will be authorized to fix and state the voting rights, powers, designations, preferences and relative participation or other special rights of each such series of preferred stock and any qualifications, limitations and restrictions thereon. Preferred stock typically ranks prior to the common stock with respect to dividend rights, liquidation preferences, or both, and may have full, limited, or expanded voting rights. Accordingly, additional issuances of preferred stock could further adversely affect the voting power and other rights of the holders of common stock.

The Company has registration rights outstanding, which could have a negative impact on its share price if exercised.

Pursuant to the Company’s registration rights agreement with Kojaian Ventures, L.L.C. and Kojaian Holdings, LLC, these entities could, in the future, cause the Company to file additional registration statements with respect to its shares of common stock, which could have a negative impact on the Company’s share price.

Future sales of the Company’s common stock could adversely affect its stock price.

As a consequence of the Merger, an aggregate of 24,180,483 shares of the Company’s common stock are “restricted securities” as that term is defined by Rule 144 of the Securities Act and may be sold only in compliance with Rule 144 of the Securities Act or pursuant to an effective registration statement. Such restricted securities are held by the Company’s directors, officers, and their affiliates and 22,957,737 are currently eligible for sale in accordance with Rule 144. Ordinarily, under Rule 144, as recently amended, a person who is an “affiliate” (as that term is defined in Rule 144) and has beneficially owned restricted securities for a period of six months may, every three months, sell in brokerage transactions an amount that does not exceed the greater of (1) one percent of the outstanding class of such securities, or (2) the average weekly trading volume in such securities on all national exchanges and/or reported through the automated quotation system of a registered securities association during the four weeks prior to the filing of a notice of sale by a securities holder. A person who is not a Company affiliate who beneficially owns restricted securities may, after the expiration of six months, sell unlimited amounts of such securities provided the Company is in compliance with the current public information requirements of the Rule, and after one year a non-affiliate may sell unlimited amounts of securities without regard to any requirements of Rule 144. Possible or actual sales of its outstanding common stock by its stockholders under Rule 144 could cause the price of its common stock to decline.

In addition, as a consequence of the Merger, there are an aggregate of 1,755,759 Company shares subject to issuance upon the exercise of outstanding options. Accordingly, these shares will be available for sale in the open market, subject to vesting restrictions, and, in the case of affiliates, certain volume limitations. The sale of shares either present to the exercise of outstanding options or as a consequence of the application of the vesting of certain restricted stock could also cause the price of the combined company’s common stock to decline.

As a consequence of the Merger and the amendments to the Company’s amended and restated certificate of incorporation, the Company has a staggered board, which may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

The Company’s amended and restated certificate of incorporation provides that its board of directors be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting, only a minority of the board of directors will be considered for election. Since the Company’s “staggered board” would prevent its stockholders from replacing a majority of its board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

Failure to manage future growth effectively may have a material adverse effect on the Company’s financial condition and results of operations.

In the event that the Company experiences rapid growth in its operations, a significant strain may be placed upon management, administrative, operational and financial infrastructure. In addition to managing the successful integration of the two companies’ operations, the Company’s success will depend in part upon the ability of the executive officers to manage future growth effectively. The Company’s ability to grow also depends upon its ability to successfully hire, train, supervise and manage new employees, obtain financing for its capital needs, expand its systems effectively, allocate its human resources optimally, maintain clear lines of communication between its transactional and management functions and its finance and accounting functions, and manage the pressures on its management and administrative, operational and financial infrastructure. Additionally, managing future growth may be difficult due to the new geographic locations and business lines of the Company. There can be no assurance that the Company will be able to accurately anticipate and respond to the changing demands it will face as it integrates and continues to expand its operations, and it may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the future growth effectively could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may not be able to obtain additional financing when the Company needs it or on acceptable terms, and any such financing, or the failure to obtain financing, may adversely affect the market price of the Company’s common stock.

There can be no assurance that the anticipated cash flow from operations will be sufficient to meet all of the Company’s cash requirements. The Company intends to continue to make investments to support the Company’s business growth and may require additional funds to respond to business challenges. Accordingly, the Company may need to complete additional equity or debt financings to secure additional funds. The

Company cannot assure you that further equity or debt financing will be available on acceptable terms, if at all. In addition, the terms of any debt financing may restrict the Company’s financial and operating flexibility. The Company’s inability to obtain any needed financing, or the terms on which it may be available, could have a material adverse effect on the Company’s business.

The NYSE may delist the Company’s common stock from quotation on its exchange which could limit stockholders’ ability to make transactions in its common stock and subject it to additional trading restrictions.

The Company cannot provide assurance that its common stock will continue to be listed on the NYSE in the future. If the NYSE delists the Company’s common stock from trading on its exchange, then the Company could face significant material adverse consequences, including:

•	a limited availability of market quotations for the Company’s common stock;

•	a more limited amount of news and analyst coverage for the Company;

•	a decreased ability to issue additional common stock, other securities or obtain additional financing in the future; and

•	a decreased ability of the Company’s stockholders to sell their common stock in certain states.

The Company will not be required to furnish an auditor’s report on its internal control over financial reporting until December 2008.

Although it would otherwise be required to do so, as a consequence of the Merger, the Company has received a waiver from the SEC to comply with the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 that it furnish a report from its independent registered public accounting firm on its internal control over financial reporting with respect to the fiscal year ended December 31, 2007, and it will not have to do so until it files its Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

Risks Related to the Merger

The Company may be unable to successfully integrate its operations with the operations of NNN or to realize the anticipated benefits of the Merger which could have a material adverse effect on the business and results of operations and result in a decline in value of the Company’s common stock.

Achieving the anticipated benefits of the Merger will depend in part upon the success of the two companies integrating their businesses in an efficient and effective manner. The companies may not be able to accomplish this integration process smoothly or successfully and integration may result in additional and unforeseen expenses. The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration. The companies operate numerous systems, including those involving management information, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance.

The integration of certain operations following the Merger will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the Company. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the Company. The companies may not be able to achieve the anticipated long-term strategic benefits of the Merger. An inability to realize the full extent of, or any of, the anticipated benefits of the Merger, as well as any delays encountered, or additional costs incurred, in the integration process, could have a material adverse effect on the business and results of operations of the Company, which may affect the value of the shares of the Company’s common stock.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of the Company’s common stock.

In accordance with U.S. GAAP, NNN was considered the acquirer of the Company for accounting purposes. NNN accounted for the Merger using the purchase method of accounting, which resulted in charges to the Company’s earnings that could adversely affect the market value of the Company’s common stock. Under the purchase method of accounting, NNN allocated the total purchase price to the assets acquired and liabilities assumed from the Company based on their fair values as of the date of the completion of the Merger, and the Company recorded any excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, reevaluating their fair values as of the completion date of the Merger resulted in the Company incurring additional depreciation and/or amortization expense that exceeds the combined amounts recorded by NNN and the Company prior to the Merger. This increased expense will be recorded by the Company over the useful lives of the underlying assets. In addition, to the extent the value of goodwill or intangible assets are to become impaired, the Company may be required to incur charges relating to the impairment of those assets.

The Company incurred significant transaction and merger-related costs in connection with the Merger.

The Company incurred a number of non-recurring costs associated with combining the operations of the two companies, the substantial majority of which were the transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs. Merger related transaction costs of $6.4 million were incurred by the Company as a result of completing the transaction. The Company also incurred transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses should allow it to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all, which could have a material adverse effect on the business and results of operations of the Company.

Risks Related to the Company’s Transaction Services and Management Services Business

GERA, the special purpose acquisition company sponsored by and an affiliate of the Company, must liquidate and dissolve, which could damage the Company’s reputation, and will cause the Company to lose its investment and potential revenue.

GERA did not obtain the requisite stockholders’ approvals at its special meeting of stockholders held on February 28, 2008 and did not effect a business combination prior to March 3, 2008, as required by its charter. As a consequence, GERA is required to dissolve and liquidate, which could harm the Company because of its association with that entity. Some of the ways that the Company could be harmed are:

•	It could damage the Company’s reputation, because of its close association with GERA. The liquidation and dissolution of GERA could damage the Company’s reputation and, as a result, may hinder its ability to retain or attract new customers and clients.

•	The Company will lose its entire investment in GERA. The Company will write off in the first quarter of 2008 its investment in GERA of approximately $5.6 million, including its stock and warrant purchases, operating advances and third party costs.

•	The Company will continue to own the three commercial properties and is required to sell them by September 30, 2008. As a result of GERA’s liquidation, the Company will continue to own the three commercial real estate properties it intended to transfer to GERA. These properties are subject to mortgage loans provided by Wachovia Bank, N.A. for an aggregate principal amount of $120.5 million. Under the terms of its current credit facility, the Company is required to sell these properties by September 30, 2008.

•	No assurance that the Company will not suffer a loss upon resale. As noted directly above, the Company is required under its credit facility to sell the properties by September 30, 2008. Given the recent downturn in the credit markets, there can be no assurances that these properties can be sold for an amount that will cover the Company’s costs of acquiring and holding the properties, or that the Company will not suffer a loss on the disposition of the properties.

•	The Company will lose the opportunity to earn revenues and fees in accordance with the terms and conditions of its agreements with GERA. The Company entered into various agreements with GERA, pursuant to which the Company was to serve as its exclusive provider of commercial real estate brokerage and consulting services related to real property acquisitions, dispositions, project management and agency leasing, and was to also serve as the sole exclusive managing agent for all real property acquired by GERA. The liquidation and dissolution of GERA will prevent the Company from earning any fees under these agreements.

The Company’s quarterly operating results are likely to fluctuate due to the seasonal nature of its business and may fail to meet expectations, which may cause the price of its securities to decline.

Historically, the majority of the Company’s revenue has been derived from the transaction services that it provides. Such services are typically subject to seasonal fluctuations. The Company typically experiences its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. As a result, since a high proportion of these operating expenses are fixed, declines in revenue could disproportionately affect the Company’s operating results in a quarter. In addition, the Company’s quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. If the Company’s quarterly operating results fail to meet expectations, the price of the Company’s securities could fluctuate or decline significantly.

If the properties that the Company manages fail to perform, then its business and results of operations could be harmed.

The Company’s success partially depends upon the performance of the properties it manages. The revenue the Company generates from its property management business is generally a percentage of aggregate rent collections from the properties. The performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of the Company’s control:

•	the Company’s ability to attract and retain creditworthy tenants;

•	the magnitude of defaults by tenants under their respective leases;

•	the Company’s ability to control operating expenses;

•	governmental regulations, local rent control or stabilization ordinances which are in, or may be put into, effect;

•	various uninsurable risks;

•	financial conditions prevailing generally and in the areas in which these properties are located;

•	the nature and extent of competitive properties; and

•	the general real estate market.

These or other factors may negatively impact the properties that the Company manages, which could have a material adverse effect on its business and results of operations.

If the Company fails to comply with laws and regulations applicable to real estate brokerage and mortgage transactions and other business lines, then it may incur significant financial penalties.

Due to the broad geographic scope of the Company’s operations and the numerous forms of real estate services performed, it is subject to numerous federal, state and local laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions requires the Company to maintain brokerage licenses in each state in which it operates. If the Company fails to maintain its licenses or conduct brokerage activities without a license, then it may be required to pay fines (including treble damages in certain states) or return commissions received or have licenses suspended. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to the Company’s business, both in the United States and in foreign countries, also may change in ways that increase the costs of compliance. The failure to comply with both foreign and domestic regulations could result in significant financial penalties which could have a material adverse effect on the Company’s business and results of operations.

The Company may have liabilities in connection with real estate brokerage and property and facilities management activities.

As a licensed real estate broker, the Company and its licensed employees and independent contractors that work for it are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject the Company or its employees to litigation from parties who purchased, sold or leased properties that the Company or they brokered or managed. The Company could become subject to claims by participants in real estate sales claiming that the Company did not fulfill its statutory obligations as a broker.

In addition, in the Company’s property and facilities management businesses, it hires and supervises third-party contractors to provide construction and engineering services for its managed properties. While the Company’s role is limited to that of a supervisor, it may be subject to claims for construction defects or other similar actions. Adverse outcomes of property and facilities management litigation could have a material adverse effect on the Company’s business and results of operations.

Environmental regulations may adversely impact the Company’s business and/or cause the Company to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may adversely affect the results of operations and financial condition of the Company’s real estate brokerage business. In addition, a failure by the Company to disclose environmental concerns in connection with a real estate transaction may subject it to liability to a buyer or lessee of property.

In addition, in its role as a property manager, the Company could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes at properties it currently or formerly managed, or at off-site locations where wastes from such properties were disposed. Such liability can be imposed without regard for the lawfulness of the original disposal activity, or the Company’s knowledge of, or fault for, the release or contamination. Further, liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site. The Company could also be held liable for property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties it manages. Insurance for such matters may not be available.

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase the Company’s costs of legal compliance and potentially subject it to violations or claims. Although such costs have not had a material impact on its financial results or competitive position during fiscal year 2006 or 2007, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause it to incur significant costs in the future, and/or adversely impact its brokerage and management services businesses.

Risks Related to the Company’s Asset Management and Broker-Dealer Business

The Company currently provides its transaction and management services primarily to its programs. Its revenue depends on the number of its programs, on the price of the properties acquired or disposed of by these programs, and on the revenue generated by the properties under its management.

The Company derives fees for investment management services based on a percentage of the price of the properties acquired or disposed of by its programs and for management services based on a percentage of the rental amounts of the properties in its programs. The Company is responsible for the management of all of the properties owned by its programs, but as of December 31, 2007 it had subcontracted the property management of approximately 28.0% of its programs’ office, healthcare office and retail properties (based on square footage) and of its programs’ multi-family apartment units to third parties. As a result, if any of the Company’s programs are unsuccessful, both its transaction services and management services fees will be reduced, if any are paid at all. In addition, failures of the Company’s programs to provide competitive investment returns could significantly impair its ability to market future programs. The Company’s inability to spread risk among a large number of programs could cause it to be over-reliant on a limited number of programs for its revenues. The Company cannot make an assurance that it will maintain current levels of transaction and management services for its programs’ properties.

The Company may be unable to grow its programs, which would cause it to fail to satisfy its business strategy.

A significant element of the Company business strategy is the growth in the number of its programs. The consummation of any future program will be subject to raising adequate capital for the investment, identifying appropriate assets for acquisition and effectively and efficiently closing the transactions. The Company cannot make an assurance that it will be able to identify and invest in additional properties or will be able to raise adequate capital for new programs in the future. If the Company is unable to consummate new programs in the future, it will not be able to continue to grow the revenue it receives from either transaction or management services.

The inability to access investors for the Company’ programs through broker-dealers or other intermediaries could have a material adverse effect on its business.

The Company’s ability to source capital for its programs depends significantly on access to the client base of securities broker-dealers and other financial investment intermediaries that may offer competing investment products. The Company believes that its future success in developing its business and maintaining a competitive position will depend in large part on its ability to continue to maintain these relationships as well as finding additional securities broker-dealers to facilitate offerings by its programs or to find investors for the Company’s TIC programs. The Company cannot be sure that it will continue to gain access to these channels. In addition, competition for capital is intense, and the Company may not be able to obtain the capital required to complete a program. The inability to have this access could have a material adverse effect on its business and results of operations.

The termination of any of the Company’s broker-dealer relationships, especially given the limited number of key broker-dealers, could have a material adverse effect on its business.

The Company’s securities programs are sold through third-party broker-dealers who are members of its selling group. While the Company has established relationships with its selling group, it is required to enter into a new agreement with each member of the selling group for each new program it offers. In addition, the

Company’s programs may be removed from a selling broker-dealer’s approved program list at any time for any reason. The Company cannot assure you of the continued participation of existing members of its selling group nor can the Company make an assurance that its selling group will expand. While the Company continues to diversify and add new investment channels for its programs, a significant portion of the growth in recent years in the number of TIC programs it sponsors and in its REITs has been as a result of capital raised by a relatively limited number of broker-dealers. Loss of any of these key broker-dealer relationships, or the failure to develop new relationships to cover the Company’s expanding business through new investment channels, could have a material adverse effect on its business and results of operations.

Misconduct by third-party selling broker-dealers or the Company’s sales force, could have a material adverse effect on its business.

The Company relies on selling broker-dealers and the Company’s sales force to properly offer its securities programs to customers in compliance with its selling agreements and with applicable regulatory requirements. While these persons are responsible for their activities as registered broker-dealers, their actions may nonetheless result in complaints or legal or regulatory action against the Company.

A significant amount of the Company’s revenue is derived from fees earned through the transaction structuring and property management of its TIC programs, which programs rely primarily on Section 1031 of the Internal Revenue Code to provide for deferral of capital gains taxes to make these programs attractive. A change in this tax code section or a complete revocation of this section as it relates specifically to TICs could result in a loss of a significant part of the Company’s business, and as a result, a significant amount of revenue.

Section 1031 of the Internal Revenue Code provides for the deferral of capital gains taxes which would ordinarily arise from the sale of real estate through a tax-deferred exchange of property, which defers the recognition of capital gains tax until such time as the replacement property is sold in a taxable transaction. These transactions are referred to as 1031 exchanges. In 2002, the Internal Revenue Service, or IRS, issued advance ruling guidelines outlining the requirements for properly structured TIC arrangements, which the Company believes validate the TIC structure generally and as it employs it. However, as recently as May 2006, the Senate Finance Committee proposed a bill in the negotiations over the budget reconciliation tax-cutting package to modify Section 1031 treatment for TICs as a way to raise additional tax revenue. The proposal was unsuccessful, but the Company cannot assure you that in the future there will not be attempts to limit or disallow the tax deferral benefits for TIC transactions. For the year ended December 31, 2007, approximately 12% of the Company’s total revenue was derived from TIC acquisition fees. If the Company were no longer able to structure TIC programs as 1031 exchanges for its investors, it would lose a significant amount of revenue in the future, which would materially affect its results of operations. Moreover, any attempt to limit or disallow the tax deferral benefits of the 1031 exchange generally would have a material adverse effect on the real estate industry generally and on the Company’s business and results of operations.

A significant amount of the Company’s programs are structured to provide favorable tax treatment to investors or REITs. If a program fails to satisfy the requirements necessary to permit this favorable tax treatment, the Company could be subject to claims by investors and its reputation for structuring these transactions would be negatively affected, which would have an adverse effect on its financial condition and results of operations.

The Company structures TIC programs and public non-traded REITs to provide favorable tax treatment to investors. For example, its TIC investors are able to defer the recognition of gain on sale of investment or business property if they enter into a 1031 exchange. Similarly, qualified REITs generally are not subject to federal income tax at corporate rates, which permits REITs to make larger distributions to investors (i.e. without reduction for federal income tax imposed at the corporate level). If the Company fails to properly structure a TIC transaction or if a REIT fails to satisfy the complex requirements for qualification and taxation as a REIT under the Internal Revenue Code, the Company could be subject to claims by investors as a result of additional tax they may be required to pay or because they are unable to receive the distributions they expected at the time they made their investment. In addition, any failure to satisfy applicable tax regulations in structuring its programs would negatively affect the Company’s reputation, which would in turn affect its ability to earn additional fees from new programs. Claims by investors could lead to losses and any reduction in the Company’s fees would have a material adverse effect on its revenues.

Any future co-investment activities the Company undertakes could subject it to real estate investment risks which could lead to the need for substantial capital contributions, which may impact its cash flows and financial condition and, if it is unable to make them, could damage its reputation and result in adverse consequences to its holdings.

The Company may from time to time invest its capital in certain real estate investments with other real estate firms or with institutional investors such as pension plans. Any co-investment will generally require the Company to make initial capital contributions, and some co-investment entities may request additional capital from the Company and its subsidiaries holding investments in those assets. These contributions could adversely impact the Company’s cash flows and financial condition. Moreover, the failure to provide these contributions could have adverse consequences to the Company’s interests in these investments. These adverse consequences could include damage to the Company’s reputation with its co-investment partners as well as dilution of ownership and the necessity of obtaining alternative funding from other sources that may be on disadvantageous terms, if available at all.

Geographic concentration of program properties may expose the Company’s programs to regional economic downturns that could adversely impact their operations and, as a result, the fees the Company is able to generate from them, including fees on disposition of the properties as the Company may be limited in its ability to dispose of properties in a challenging real estate market.

The Company’s programs generally focus on acquiring assets satisfying particular investment criteria, such as type or quality of tenants. There is generally no or little focus on the geographic location of a particular property. The Company cannot guarantee, however, that its programs will have, or will be able to maintain, a significant amount of geographic diversity. Although the Company’s property programs are located in 30 states, a majority of these properties (by square footage) are located in Texas, California, Florida and Colorado. Geographic concentration of properties exposes the Company’s programs to economic downturns in the areas where the properties are located. A regional recession or other major, localized economic disruption in a region, such as earthquakes and hurricanes, in any of these areas could adversely affect the Company’s programs’ ability to generate or increase their operating revenues, attract new tenants or dispose of unproductive properties. Any reduction in program revenues would effectively reduce the fees the Company generates from them, which would adversely affect the Company’s results of operations and financial condition.

The failure of Triple Net Properties, LLC, recently renamed Grubb & Ellis Realty Investors, LLC (“GERI”) and Triple Net Properties Realty, Inc. (“Realty”), subsidiaries of the Company acquired in the Merger, to hold certain required real estate licenses may subject Realty and the Company to penalties, such as fines, restitution payments and termination of management agreements, and to the suspension or revocation of certain broker licenses.

Although Realty was required to have real estate licenses in states in which it acted as a broker for NNN’s investment programs and received real estate commissions prior to 2007, Realty did not hold a license in certain of those states when it earned fees for those services. In addition, almost all of GERI’s revenue was based on an arrangement with Realty to share fees from NNN’s programs. GERI did not hold a real estate license in any state, although most states in which properties of NNN’s programs were located may have required GERI to hold a license in order to share fees. As a result, Realty and the Company may be subject to penalties, such as fines (which could be a multiple of the amount received), restitution payments and termination of management agreements, and to the suspension or revocation of certain of Realty’s real estate broker licenses.

If third-party managers providing property management services for the Company’s programs’ office, healthcare office, retail and multi-family properties are negligent in their performance of, or default on, their management obligations, the tenants may not renew their leases or the Company may become subject to unforeseen liabilities. If this occurs, it could have an adverse effect on the Company’s financial condition and operating results.

The Company has entered into agreements with third-party management companies to provide property management services for a significant number of the Company’s programs’ properties, and the Company expects to enter into similar third-party management agreements with respect to properties the Company’s programs acquire in the future. The Company does not supervise these third-party managers and their personnel on a day-to-day basis and the Company cannot assure you that they will manage the Company’s programs’ properties in a manner that is consistent with their obligations under the Company’s agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to the Company. If any of the foregoing occurs, the relationships with the Company’s programs’ tenants could be damaged, which may cause the tenants not to renew their leases, and the Company could incur liabilities resulting from loss or injury to the properties or to persons at the properties. If the Company is unable to lease the properties or the Company become subject to significant liabilities as a result of third-party management performance issues, the Company’s operating results and financial condition could be substantially harmed.

The Company or its new programs may be required to incur future indebtedness to raise sufficient funds to purchase properties.

One of the Company’s business strategies is to develop new programs. The development of a new program requires the identification and subsequent acquisition of properties when the opportunity arises. In some instances, in order to effectively and efficiently complete a program, the Company may provide deposits for the acquisition of property or actually purchase the property and warehouse it temporarily for the program. If the Company does not have cash on hand available to pay these deposits or fund an acquisition, the Company or the Company’s programs may be required to incur additional indebtedness, which indebtedness may not be available on acceptable terms. If the Company incurs substantial debt, the Company could lose its interests in any properties that have been provided as collateral for any secured borrowing, or the Company could lose its assets if the debt is recourse to it. In addition, the Company’s cash flow from operations may not be sufficient to repay these obligations upon their maturity, making it necessary for the Company to raise additional capital or dispose of some of its assets. The Company cannot assure you that it will be able to borrow additional debt on satisfactory terms, or at all.

The Company may be required to repay loans the Company guaranteed that were used to finance properties acquired by the Company’s programs.

From time to time the Company provides guarantees of loans for properties under management. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 30 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at December 31, 2007. The Company’s guarantees consisted of the following as of December 31, 2007.

December 31,
(In thousands)	2007

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	$221,430
Guarantees of the Company’s mezzanine debt	$48,790
Recourse guarantees of debt of properties under management	$47,399
Recourse guarantees of the Company’s debt	$10,000

(1)	A “non-recourse/carve-out” guaranty imposes personal liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The liability was insignificant as of December 31, 2007.

The revenue streams from the Company’s management services may be subject to limitation or cancellation.

The agreements under which the Company provides advisory and management services to public non-traded REITs may generally be terminated by each REIT following a notice period, with or without cause. The Company cannot assure you that these agreements will not be terminated. In addition, if the Company has a significant amount of TIC programs selling their properties or public non-traded REITs liquidating in the same period, the Company’s revenues would decrease unless it is able to find replacement programs to generate new fees. The Company is currently in the process of liquidating two of its public non-traded REITs and, as a result, the Company’s management fees from these REITs have been reduced due to the number of properties that have been sold. Any decrease in the Company’s fees, as a result of termination of a contract or customary close out or liquidation of a program, could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s revenue is subject to volatility in capital raising efforts by it.

The potential growth in revenue from the Company’s transaction and management services depends in large part on future capital raising in existing or future programs, as well as on the Company’s ability to make resultant acquisitions on behalf of its programs, both of which are subject to uncertainty, including uncertainty with respect to capital market and real estate market conditions. This uncertainty can create volatility in the Company’s earnings because of the resulting increased volatility in transaction and management services revenues. The Company’s revenue may be negatively affected by factors that include not only the Company’s inability to increase its portfolio of properties under management, but also changes in valuation of those properties and sales (through planned liquidation or otherwise) of properties.

Future pressures to lower, waive or credit back the Company’s fees could reduce the Company’s revenue and profitability.

The Company has on occasion waived or credited its fees for real estate acquisitions and financings for the Company’s TIC programs to improve projected investment returns and attract TIC investors. There has also been a trend toward lower fees in some segments of the third-party asset management business, and fees paid for the management of properties in the Company’s TIC programs or public non-traded REITs could follow these trends. In order for the Company to maintain its fee structure in a competitive environment, the Company must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees. The Company cannot assure you that it will be able to maintain its current fee structures. Fee reductions on existing or future new business could have a material adverse impact on the Company’s revenue and profitability.

Regulatory uncertainties related to the Company’s broker-dealer services could harm the Company’s business.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, FINRA, and other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of its officers or employees. The ability to comply with applicable laws and rules is largely dependent on an internal system to ensure compliance, as well as the ability to attract and retain qualified compliance personnel. The Company could be subject to disciplinary or other actions in the future due to claimed noncompliance with these securities regulations, which could have a material adverse effect on the Company’s operations and profitability.

The Company depends upon its programs’ tenants to pay rent, and their inability to pay rent may substantially reduce the fees the Company receives which are based on gross rental amounts.

The Company’s programs are subject to varying degrees of risk that generally arise from the ownership of real estate. For example, the income the Company is able to generate from management fees is derived from the gross rental income on the properties in its programs. The rental income depends upon the ability of the tenants of the Company’s programs’ properties to generate enough income to make their lease payments to the Company. Changes beyond the Company’s control may adversely affect the tenants’ ability to make lease payments or could require them to terminate their leases. Either an inability to make lease payments or a termination of one or more leases could reduce the management fees the Company receives. These changes include, among others, the following:

•	downturns in national or regional economic conditions where the Company’s programs’ properties are located, which generally will negatively impact the demand and rental rates;

•	changes in local market conditions such as an oversupply of properties, including space available by sublease or new construction, or a reduction in demand for properties in the Company’s programs, making it more difficult for the Company’s programs to lease space at attractive rental rates or at all;

•	competition from other available properties, which could cause the Company’s programs to lose current or prospective tenants or cause them to reduce rental rates; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments.

Defaults by tenants or the failure of any guarantors of tenants’ guarantor to fulfill their obligations, or other early termination of a lease could, depending upon the size of the leased premises and the Company’s ability as property manager to successfully find a substitute tenant, have a material adverse effect on the Company’s revenue.

Conflicts of interest inherent in transactions between the Company’s programs and the Company, and among its programs, could create liability for the Company that could have a material adverse effect on its results of operations and financial condition.

These conflicts include but are not limited to the following:

•	the Company experiences conflicts of interests with certain of its directors, officers and affiliates from time to time with regard to any of its investments, transactions and agreements in which it holds a direct or indirect pecuniary interest;

•	since the Company receives both management fees and acquisition and disposition fees for its programs’ properties, the Company could be in conflict with its programs over whether their properties should be sold or held by the program and the Company may make decisions or take actions based on factors other than in the best interest of investors of a particular sponsored investor program;

•	a component of the compensation of certain of the Company’s executives is based on the performance of particular programs, which could cause the executives to favor those programs over others;

•	the Company may face conflicts of interests as to how it allocates property acquisition opportunities or prospective tenants among competing programs;

•	the Company may face conflicts of interests if programs sell properties to each other or invest in each other;

•	all agreements and arrangements, including those relating to compensation, among the Company and its programs, are generally not the result of arm’s-length negotiations; and

•	the Company’s executive officers will devote only as much of their time to a program as they determine is reasonably required, which may be substantially less than their full time; during times of intense activity in other programs, these officers may devote less time and fewer resources to a program than are necessary or appropriate to manage the program’s business.

The Company cannot assure you that one or more of these conflicts will not result in claims by investors in its programs, which could have a material adverse effect on its results of operations and financial condition.

The ongoing SEC investigation of Triple Net Properties and its affiliates could adversely impact the Company’s ability to conduct its real estate investment programs.

On September 16, 2004, Triple Net Properties learned that the SEC Los Angeles Enforcement Division, (the “SEC Staff”), was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff requested information from Triple Net Properties relating to disclosure in public and private securities offerings sponsored by Triple Net Properties and its affiliates prior to 2005 (the “Triple Net Securities Offerings”). The SEC Staff also requested information from NNN Capital Corp., (“Capital Corp”), the dealer-manager for the Triple Net Securities Offerings. The SEC Staff requested financial and other information regarding the Triple Net Securities Offerings and the disclosures included in the related offering documents from each of Triple Net Properties and Capital Corp.

Triple Net Properties and Capital Corp. are engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, the Company believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct its business and NNN accrued a loss contingency of $600,000 at December 31, 2006 on behalf of Triple Net Properties and Capital Corp. on a consolidated basis, compared to $1.0 million accrued for the same period in 2005. The $600,000 is being held in escrow pending final approval of the settlement agreement. The settlement negotiations are continuing, however, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief that, if obtained, could materially adversely affect the Company’s ability to conduct its program offerings. Additionally, any resolution of this matter that reflects negatively on the Company’s reputation could materially and adversely affect the willingness of the Company’s existing programs to continue to use the Company’s management services and of potential investors to invest in the Company’s future programs. The matters that are the subject of this investigation could also give rise to claims against the Company by investors in the Company’s programs. At this time, the Company cannot assess how or when the outcome of the matter will be ultimately determined.

To the extent that the Company pays the SEC an amount in excess of $1.0 million in connection with any settlement or other resolution of this matter, Anthony W. Thompson, NNN’s founder and former Chairman of the Company, has agreed to forfeit to the Company up to 1,064,800 shares of the Company’s common stock. In connection with this arrangement, the Company has entered into an escrow agreement with Mr. Thompson and an independent escrow agent, pursuant to which the escrow agent holds these 1,064,800 shares of Company common stock that are otherwise issuable to Mr. Thompson in connection with the NNN formation transactions to secure Mr. Thompson’s obligations to the Company. Mr. Thompson’s liability under this arrangement will not exceed the value of the shares in the escrow. The above indemnification expires upon the entry of a final settlement order in connection with the SEC matter.

The offerings conducted to raise capital for the Company’s TIC programs are done in reliance on exemptions from the registration requirements of the Securities Act. A failure to satisfy the requirements for the appropriate exemption could void the offering or, if it is already completed, provide the investors with rescission rights, either of which would have a material adverse effect on the Company’s reputation and as a result its business and results of operations.

The securities of the Company’s TIC programs are offered and sold in reliance upon a private placement offering exemption from registration under the Securities Act and applicable state securities laws. If the Company or its dealer-manager failed to comply with the requirements of the relevant exemption and an offering were in process, the Company may have to terminate the offering. If an offering was completed, the investors may have the right, if they so desired, to rescind their purchase of the securities. A rescission offer could also be required under applicable state securities laws and regulations in states where any securities were offered without registration or qualification pursuant to a private offering or other exemption. If a number of holders sought rescission at one time, the applicable program would be required to make significant payments which could adversely affect its business and as a result, the fees generated by the Company from such program. If one of the Company’s programs was forced to terminate an offering before it was completed or to make a rescission offer, the Company’s reputation would also likely be significantly harmed. Any reduction in fees as a result of a rescission offer or a loss of reputation would have a material adverse effect on the Company’s business and results of operations.

An increase in interest rates may negatively affect the equity value of the Company’s programs or cause the Company to lose potential investors to alternative investments, causing the fees the Company receives for transaction and management services to be reduced.

In the last two years, interest rates in the United States have generally increased. If interest rates were to continue to rise, the Company’s financing costs would likely rise and the Company’s net yield to investors may decline. This downward pressure on net yields to investors in the Company’s programs could compare poorly to rising yields on alternative investments. Additionally, as interest rates rise, valuations of commercial real estate properties typically decline. A decrease in both the attractiveness of the Company’s programs and the value of assets held by these programs could cause a decrease in both transaction and management services revenues, which would have an adverse effect on the Company’s results of operations.

Increasing competition for the acquisition of real estate may impede the Company’s ability to make future acquisitions which would reduce the fees the Company generates from these programs and could adversely affect the Company’s operating results and financial condition.

The commercial real estate industry is highly competitive on an international, national and regional level. The Company’s programs face competition from REITs, institutional pension plans, and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital to create programs to make these acquisitions. Competition may prevent the Company’s programs from acquiring desirable properties or increase the price they must pay for real estate. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If the Company’s programs pay higher prices for properties, investors may experience a lower return on investment and be less inclined to invest in the Company’s next program which may decrease the Company’s profitability. Increased competition for properties may also preclude the Company’s programs from acquiring properties that would generate the most attractive returns to investors or may reduce the number of properties the Company’s programs could acquire, which could have an adverse effect on the Company’s business.

Illiquidity of real estate investments could significantly impede the Company’s ability to respond to adverse changes in the performance of the Company’s programs’ properties and harm the Company’s financial condition.

Because real estate investments are relatively illiquid, the Company’s ability to promptly facilitate a sale of one or more properties or investments in the Company’s programs in response to changing economic, financial and investment conditions may be limited. In particular, these risks could arise from weakness in the market for a property, changes in the financial condition or prospects of prospective purchasers, changes in regional, national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Fees from the disposition of properties would be materially affected if the Company were unable to facilitate a significant number of property dispositions for the Company’s programs.

Uninsured and underinsured losses may adversely affect operations.

The Company carries commercial general liability, fire and extended coverage insurance with respect to the Company’s programs’ properties. The Company obtains coverage that has policy specifications and insured limits that the Company believes are customarily carried for similar properties. The Company cannot assure you, however, that particular risks that are currently insurable will continue to be insurable on an economic basis or that current levels of coverage will continue to be available. In addition, the Company generally does not obtain insurance against certain risks, such as floods.

Should a property sustain damage or an occupant sustain an injury, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In the event of a substantial property loss or personal injury, the insurance coverage may not be sufficient to pay the full damages. In the event of an uninsured loss, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds the Company receives, if any, might not be adequate to restore the Company’s economic position with respect to the property. In the event of a significant loss at one or more of the properties in the Company’s programs, the remaining insurance under the applicable policy, if any, could be insufficient to adequately insure the remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than the current policy. A loss at any of these properties or an increase in premium as a result of a loss could decrease the income from or value of properties under management in the Company’s programs, which in turn would reduce the fees the Company receives from these programs. Any decrease or loss in fees could have a material adverse effect on the Company’s financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The Company leases all of its office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of December 31, 2007, the Company leased over 751,000 square feet of office space in 65 locations under leases which expire at various dates through February 28, 2017. For those leases that are not renewable, the Company believes that there are adequate alternatives available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. See Note 20 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information, which is incorporated herein by reference.

Item 3.	Legal Proceedings

SEC Investigation

On September 16, 2004, Triple Net Properties, which became a subsidiary of Grubb & Ellis as part of the merger with NNN, learned that the SEC Staff was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff requested information from Triple Net Properties relating to disclosure in the Triple Net Securities Offerings. The SEC Staff also requested information from Capital Corp., the dealer-manager for the Triple Net Securities Offerings. Capital Corp. also became a subsidiary of Grubb & Ellis as part of the merger with NNN. The SEC Staff requested financial and other information regarding the Triple Net Securities Offerings and the disclosures included in the related offering documents from each of Triple Net Properties and Capital Corp. Triple Net Properties and Capital Corp. believe they have cooperated fully with the SEC Staff’s investigation.

Triple Net Properties and Capital Corp. are engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, management believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct its business. NNN accrued a loss contingency of $600,000 at December 31, 2007 and 2006 on behalf of Triple Net Properties and Capital Corp. on a consolidated basis. The $600,000 is being held in escrow pending final approval of the settlement agreement.

To the extent that Triple Net Properties and Capital Corp pay the SEC an amount in excess of $1.0 million in connection with any settlement or other resolution of this matter, Anthony W. Thompson, NNN’s founder and former Chairman of the Board, has agreed to forfeit to NNN up to 1,064,800 shares of the Company’s common stock. In connection with this arrangement, NNN entered into an escrow agreement with Mr. Thompson and an independent escrow agent, pursuant to which the escrow agent holds these 1,064,800 shares of common stock that are otherwise issuable to Mr. Thompson in connection with the NNN formation transactions to secure Mr. Thompson’s obligations to NNN. Mr. Thompson’s liability under this arrangement will not exceed the value of the shares in the escrow.

General

Grubb & Ellis and its subsidiaries are involved in various claims and lawsuits arising out of the ordinary conduct of its business, as well as in connection with its participation in various joint ventures and partnerships, many of which may not be covered by the Company’s insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting in Lieu of Annual Meeting of its stockholders on December 6, 2007 (the “Special Meeting”). At the Special Meeting, the Company’s stockholders voted upon and approved each of the following matters:

1. the amendment to the Company’s amended and restated certificate of incorporation, immediately prior to the effective time of the Merger, to increase the authorized number of shares of the Company’s common stock from 50 million to 100 million;

2. the amendment to the Company’s amended and restated certificate of incorporation, immediately prior to the effective time of the Merger, to increase the authorized number of shares of the Company’s preferred stock from one million to 10 million;

3. the amendment to the Company’s amended and restated certificate of incorporation, immediately prior to the effective time of the Merger, to provide for a classified board of directors comprising three classes of directors, the first class of directors, Class A directors, having a term that would initially expire on the Company’s next annual meeting of stockholders after the effective date of the Merger, the second class of directors, Class B directors, having a term that would initially expire on the Company’s second annual meeting of stockholders after the effective date of the Merger, and the third class of directors, Class C directors, having a term that would initially expire on the Company’s third annual meeting of stockholders after the effective date of the Merger, with each subsequent term of each class of directors being for a three year period;

4. the issuance of shares of the Company’s common stock to stockholders of NNN, on the terms and conditions set out in the Merger Agreement;

5. the election of the following individuals to the board of directors upon the effectiveness of the Merger: Scott D. Peters, Harold H. Greene and D. Fleet Wallace as Class A directors; Gary H. Hunt, Glenn L. Carpenter and Robert J. McLaughlin as Class B directors; and Anthony W. Thompson, C. Michael Kojaian and Rodger D. Young as Class C directors; and

6. the adjournment or postponement of the Special Meeting, including, if necessary, to solicit additional proxies in favor of matter 1-5 above if there are not sufficient votes for matters 1-5 above.

With respect to matter number 1: 22,107,710 votes were cast in favor; 186,456 votes were cast against; there were 3,001 abstentions; and there were no broker non-votes.

With respect to matter number 2: 16,795,259 votes were cast in favor; 5,331,933 votes were cast against; there were 169,975 abstentions; and there were no broker non-votes.

With respect to matter number 3: 15,933,895 votes were cast in favor; 6,193,322 votes were cast against; there were 169,950 abstentions; and there were no broker non-votes.

With respect to matter number 4: 22,109,777 votes were cast in favor; 183,345 votes were cast against; there were 4,045 abstentions; and there were no broker non-votes.

With respect to matter number 5: 21,781,429 votes were cast in favor; 271,010 votes were cast against; there were 244,728 abstentions; and there were no broker non-votes.

With respect to matter number 6: 17,232,852 votes were cast in favor; 4,907,042 votes were cast against; there were 157,273 abstentions; and there were no broker non-votes.

GRUBB & ELLIS COMPANY

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market and Price Information

The principal market for the Company’s common stock is the NYSE. Prior to June 29, 2006, the Company’s common stock traded on the over-the-counter market (“OTC”). The following table sets forth the high and low sales prices of the Company’s common stock on the respective market for each quarter of the years ended December 31, 2007 and 2006.

	2007		2006
	High	Low	High	Low

First Quarter	$11.90	$10.23	$14.20	$9.04
Second Quarter	$13.25	$10.69	$14.50	$9.00
Third Quarter	$12.15	$7.00	$10.21	$7.91
Fourth Quarter	$9.57	$4.95	$12.61	$8.76

As of March 7, 2008, there were 1,010 registered holders of the Company’s common stock and 65,094,777 shares of common stock outstanding. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

The Company declared quarterly cash dividends in 2007 for an aggregate of $0.36 per share for the year, and a single fourth quarter cash dividend in 2006 of $0.10 per share.

Sales of Unregistered Securities

On March 8, 2007, pursuant to an Employment Agreement dated March 8, 2005 and a Restricted Share Agreement dated March 8, 2005, the Company granted to its former Chief Executive Officer, Mark E. Rose, 71,158 restricted shares of the Company’s common stock which vest in equal, annual installments of thirty-three and one-third percent (33 1/3%) on each of the first, second and third anniversaries of March 8, 2007 and had a fair market value of $750,000 on the trading day immediately preceding the date of grant. On September 20, 2007, pursuant to the Company’s 2006 Omnibus Equity Plan, the Company granted to its then outside directors an aggregate of 21,164 restricted shares of the Company’s common stock which were scheduled to vest one-third on each of the first, second and third anniversaries of the date of grant and had an aggregate fair market value of $200,000 on the trading day immediately preceding the date of grant. These shares, as well as any unvested restricted shares held by Mr. Rose, fully vested on December 7, 2007, as a result of a change in control provisions contained in the awards. Additionally after consummation of the Merger, on December 10, 2007, pursuant to the Company’s 2006 Omnibus Equity Plan, the Company granted to its outside directors an aggregate of 62,972 restricted shares of the Company’s common stock which vest one-third on each of the first, second and third anniversaries of the date of grant and had an aggregate fair market value of $420,000 on the date of grant.

On June 27, 2007, pursuant to its 2006 Long-Term Incentive Plan, NNN granted an aggregate of 576,400 restricted shares of its common stock to NNN’s independent directors and executive officers which are scheduled to vest one-third on each of the first, second and third anniversaries of the date of grant and had an aggregate fair market value of $6,547,904 on the date of grant.

The issuances by the Company and NNN of restricted shares in the transactions described above were exempt from the registration requirements of Section 5 of the Securities Act, as such transactions did not involve a public offering by the Company.

Equity Compensation Plan Information

The following table provides information on equity compensation plans of the Company as of December 31, 2007.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,755,759	$8.65	2,898,184
Equity compensation plans not approved by security holders	—	—	—

Total	1,755,759	$8.65	2,898,184

Grubb & Ellis Stock Performance

The following section entitled, “Grubb & Ellis Stock Performance” is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act or the Exchange Act.

The graph below compares the cumulative 54-month total return to shareholders on the Company’s common stock versus the cumulative total returns of the S&P 500 index, and a customized peer group of three companies that includes: CB Richard Ellis Group Inc., Grubb & Ellis Company and Jones Lang LaSalle Inc. The graph assumes that the value of the investment in the company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 6/30/2003 and tracks it through 12/31/2007.

COMPARISON OF 54-MONTH CUMULATIVE TOTAL RETURN*

Among Grubb & Ellis Company, The S&P 500 Index
And A Peer Group

*	$100 invested on 6/30/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	6/03	6/04	6/05	6/06	6/07	12/07
Grubb & Ellis Company	100.00	169.36	595.74	787.23	987.23	554.19
S&P 500	100.00	119.11	126.64	137.57	165.90	163.63
Peer Group	100.00	171.44	352.04	629.07	884.74	533.36

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following tables set forth the selected historical consolidated financial data for Grubb & Ellis and its subsidiaries, as of and for the years ended, December 31, 2007, 2006, 2005, 2004 and 2003. GERI (formerly Triple Net Properties) was the accounting acquirer of Realty and Capital Corp. The selected historical consolidated financial data as of and for the years ended December 31, 2007, 2006 and 2005 has been derived from the audited financial statements included in Item 8. of this Report. The selected historical financial data as of and for the years ended December 31, 2004 and 2003 have been derived from the audited consolidated financial statements not included in this Report. Historical results are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
(In thousands, except per share data)	2007(1)	2006(2)	2005(3)	2004(3)	2003(3)

Consolidated Statement of Operations Data:
Total services revenue	$201,287	$99,082	$89,106	$64,900	$34,426
Total revenue	231,430	108,306	92,859	67,211	36,700
Total compensation costs	104,109	49,449	29,873	19,717	9,964
Total operating expense	198,576	97,334	74,215	51,082	28,681
Operating income	32,854	10,972	18,644	16,129	8,019
Income from continuing operations	21,050	16,098	18,124	16,247	8,543 (4)
Net income	20,842	16,094	18,124	16,247	8,291
Basic earnings per share:	$0.54	$0.82	$1.05	$0.93	$0.51
Diluted earnings per share:	$0.54	$0.82	$1.05	$0.93	$0.51
Shares used in computing basic earnings per share	38,652	19,681	17,200	17,407	16,791
Shares used in computing diluted earnings per share	38,653	19,694	17,200	17,407	16,791
Dividends declared per share	$0.36	0.10	—	—	—
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$33,641	$15,201	$23,536	$17,214	$10,941
Net cash used in investing activities	(232,244)	(57,112)	(35,183)	(13,046)	(1,851)
Net cash provided by (used in) financing activities	145,449	143,589	10,251	(7,647)	(4,662)

	December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data (at end of period):
Total assets	$969,412	$328,043	$86,336	$42,911	$31,380
Line of credit	8,000	—	8,500	3,545	2,535
Notes payable	137,411	4,933	17,242	—	19
Senior and participating notes	16,277	10,263	2,300	4,845	6,345
Redeemable preferred liability	—	—	6,077	5,717	5,564
Stockholders’ equity	408,645	221,944	28,777	16,783	7,154

(1)	Based on Generally Accepted Accounting Principles (GAAP), the operating results for the year ended December 31, 2007 includes the results of legacy NNN for the full periods presented and the results of the legacy Grubb & Ellis business for the period from December 8, 2007 through December 31, 2007.

(2)	Includes a full year of operating results of GERI, one and one-half months of Realty (acquired on November 16, 2006) and one-half month of GBE Securities (formerly NNN Capital Corp.) (acquired on December 14, 2006). GERI was treated as the acquirer in connection with these transactions.

(3)	Based on GAAP, reflects operating results of GERI.

(4)	Income from continuing operations before cumulative effect of change in accounting principle of $18,000 related to adoption of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150”) issued in May 2003, which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies for which the effective date was the fiscal period beginning after December 15, 2004. Management elected to adopt SFAS No. 150 effective July 1, 2003. NNN, accordingly, recorded a cumulative effect of a change in accounting principle of $18,000 relating to the reclassification of its redeemable preferred membership interests. These interests were reported as liabilities in the December 31, 2003 consolidated balance sheet, and thereafter, in accordance with SFAS No. 150.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This Annual Report contains statements that are forward-looking and as such are not historical facts. Rather, these statements constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Forward-looking statements include information concerning the Company’s liquidity and possible or assumed future results of operations, including descriptions of the Company’s business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that the Company has made in light of its experience in the industry as well as its perceptions of the historical trends, current conditions, expected future developments and other factors the Company believes are appropriate under these circumstances.

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

As you read this Annual Report, you should understand that these statements are no guarantees of performance or results. They involve risks, uncertainties and assumptions. You should understand the risks and uncertainties discussed in “Item 1A — Risk Factors” and elsewhere in this Annual Report, could affect the Company’s actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include, but are not limited to:

•	changes in general economic and business conditions, including interest rates, the cost and availability of capital for investment in real estate, clients’ willingness to make real estate commitments and other factors impacting the value of real estate assets;

•	our ability to retain major clients and renew related contracts;

•	the failure of properties managed by us to perform as anticipated;

•	our ability to compete in specific geographic markets or business segments that are material to us;

•	an economic downturn in the real estate market;

•	significant variability in our results of operations among quarters;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage and property management activities;

•	changes in the key components of revenue growth for large commercial real estate services companies, including consolidation of client accounts and increasing levels of institutional ownership of commercial real estate;

•	reliance of companies on outsourcing for their commercial real estate needs;

•	liquidity and availability of additional or continued sources of financing for the Company’s investment programs;

•	trends in use of large, full-service real estate providers;

•	diversification of our client base;

•	improvements in operating efficiency;

•	protection of our brand;

•	trends in pricing for commercial real estate services; and

•	the effect of implementation of new tax and accounting rules and standards.

Overview and Background

Grubb & Ellis Company (the “Company”), is a commercial real estate services and investment management firm. On December 7, 2007, NNN Realty Advisors, Inc. (“NNN”) effected a stock merger (the “Merger”) with the legacy Grubb & Ellis Company, a 50 year old commercial real estate services firm. Upon the closing of the Merger, a change of control of the Company occurred, as the former stockholders of NNN acquired approximately 60% of the Company’s issued and outstanding common stock. Pursuant to the Merger, each issued and outstanding share of NNN automatically converted into a 0.88 of a share of common stock of the Company. Based on accounting principles generally accepted in the United States of America (“GAAP”), the Merger was accounted for using the purchase method of accounting, and although structured as a reverse merger, NNN is considered the accounting acquirer of legacy Grubb & Ellis. As a consequence, the operating results for the twelve months ended December 31, 2007 includes the full year operating results of NNN and the operating results of legacy Grubb & Ellis for the period from December 8, 2007 through December 31, 2007. The years ended December 31, 2006 and 2005 include solely the operating results of NNN.

Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the conversion as a result of the Merger (see Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

NNN is a real estate investment management company and sponsor of tax deferred tenant in common (“TIC”) 1031 property exchanges as well as a sponsor of public non-traded real estate investment trusts (“REITs”) and other investment programs. Pursuant to the merger, the Company now sponsors under the Grubb & Ellis brand, Grubb & Ellis Realty Investors, LLC (“GERI”), (formerly Triple Net Properties, LLC), real estate investment programs to provide investors with the opportunity to engage in tax-deferred exchanges of real property and to invest in other real estate investment vehicles and continues to offer full-service real estate asset management services. GERI raises capital for these programs through an extensive network of broker-dealer relationships. GERI structures, acquires, manages and disposes of real estate for these programs, earning fees for each of these services.

Legacy Grubb & Ellis business units provide a full range of real estate services, including transaction, which comprises its brokerage operations, management and consulting services for both local and multi-location clients, which includes third-party property management, corporate facilities management, project management, client accounting, business services and engineering services.

NNN was organized in September 2006 to acquire each of Triple Net Properties, LLC, (“Triple Net Properties”), Triple Net Properties Realty, Inc., (“Realty”), and NNN Capital Corp., or (“Capital Corp”), and to bring the businesses conducted by those companies under one corporate umbrella. On November 30, 2006, NNN completed a $160.0 million private placement of common stock to institutional investors and certain accredited investors with 14.1 million shares of the Company’s common stock sold in the offering at $11.36 per share. Net proceeds from the offering were $146.0 million. Triple Net Properties was the accounting acquirer of Realty and Capital Corp.

In certain instances throughout this Annual Report phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, the Company prior to the Merger. Similarly, in certain instances throughout this Annual Report the term NNN, “legacy NNN”, or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with GAAP. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. The Company believes that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Transaction Services

Real estate sales commissions are recognized at the earlier of receipt of payment, close of escrow or transfer of title between buyer and seller. Receipt of payment occurs at the point at which all Company services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees are recognized at the time the related services have been performed and delivered by the Company to the client, unless future contingencies exist.

Investment Management

The Company earns fees associated with its transactions by structuring, negotiating and closing acquisitions of real estate properties to third-party investors. Such fees include acquisition and disposition fees. Acquisition and disposition fees are earned and recognized when the acquisition or disposition is closed. Organizational marketing expense allowance (“OMEA”), fees are earned and recognized from gross proceeds of equity raised in connection with offerings and are used to pay formation costs, as well as organizational and marketing costs. The Company is entitled to loan advisory fees for arranging financing related to properties under management. These fees are collected and recognized upon the closing of such loans.

The Company earns captive asset and property management fees primarily for managing the operations of real estate properties owned by the real estate programs, REITs and limited liability companies that invest in real estate or value funds it sponsors. Such fees are based on pre-established formulas and contractual arrangements and are earned as such services are performed. The Company is entitled to receive reimbursement for expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. Each property in the Company’s TIC programs is charged an accounting fee for costs associated with preparing financial reports. The Company is also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through its dealer-manager, the Company facilitates capital raising transactions for its programs its dealer-manager acts as a dealer-manager exclusively for the Company’s programs and does not provide securities services to any third party. The Company’s wholesale dealer-manager services are comprised of raising capital for its programs through its selling broker-dealer relationships. Most of the commissions, fees and allowances earned for its dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and the Company retains the balance.

Management Services

Management fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract, are recognized as revenue by the Company in the same period as the related expenses are incurred.

Purchase Price Allocation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the purchase price of acquired properties is allocated to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) the Company’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets and below market lease values are included in identified intangible liabilities-net in the accompanying consolidated financial statements and are amortized to rental revenue over the weighted-average remaining term of the acquired leases with each property.

The total amount of identified intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. These allocations are subject to change within one year of the date of purchase based on information related to one or more events identified at the date of purchase that confirm the value of an asset or liability of an acquired property.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the asset, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. No impairment losses were recognized for the years ended December 31, 2007, 2006 and 2005.

The Company recognizes goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is recorded at its carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist at a level of reporting referred to as a reporting unit. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If a potential impairment exists, then an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company recognizes goodwill in accordance with SFAS No. 142 and tests the carrying value for impairment during the fourth quarter of each year. No impairment indicators were identified for the year ended December 31, 2007.

Insurance and Claim Reserves

The Company has maintained partially self-insured and deductible programs for, general liability, workers’ compensation and certain employee health care costs. In addition, the Company assumed liabilities at the date of the Merger representing reserves related to a self insured errors and omissions program of the acquired company. Reserves for all such programs are included in accrued claims and settlements and compensation and employee benefits payable, as appropriate. Reserves are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims. As of the date of the Merger, the Company entered into a premium based insurance policy for all error and omission coverage on claims arising after the date of the Merger. Claims arising prior to the date of the Merger continue to be applied against the previously mentioned liability reserves assumed relative to the acquired company.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends SFAS 157 to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe adoption will have a material effect on its financial condition, results of operations and cash flow.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its financial condition, results of operations and cash flow.

In December 2007, the FASB issued revised Statement No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The

Company is currently evaluating the effect if any, the adoption of SFAS No. 160 will have impact on its consolidated financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

Overview

The Company reported revenue of $231.4 million for the year ended December 31, 2007, compared with revenue of $108.3 million for the same period of 2006. Approximately $53.8 million of the increase was attributed to revenue from Grubb & Ellis’ legacy Transaction Services and Management Services businesses and the operations of the assets warehoused for GERA from December 8 through December 31, 2007. The remaining $69.3 million of the increase was attributed primarily to legacy NNN’s Investment Management business, including $19.0 million from increased rental related revenue, a $17.3 million increase resulting from operations of the Company’s broker-dealer acquired in December 2006, higher captive management revenue from additional assets under management year-over-year and higher investment management fees resulting from a larger period-over-period equity raise.

As a result of the Merger in December 2007, the newly combined Company’s operating segments were evaluated for reportable segments. As a result, the legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows.

The Company reports its revenue by three business segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Transaction Services, which comprises its real estate brokerage operations; Investment Management which includes providing acquisition, financing and disposition services with respect to its programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; and Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors. Additional information on these business segments can be found in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following summarizes comparative results of operations for the periods indicated.

	Year Ended
	December 31,		Change
(In thousands)	2007(1)	2006(2)	$	%

Revenue
Transaction services	$35,522	$—	$35,522	—%
Investment management	149,400	99,082	50,318	50.8
Management services	16,365	—	16,365	—
Rental	30,143	9,224	20,919	226.8

Total revenue	231,430	108,306	123,124	113.7

	Year Ended
	December 31,		Change
(In thousands)	2007(1)	2006(2)	$	%

Operating Expense
Compensation costs	104,109	49,449	54,660	110.5
General and administrative	44,251	30,545	13,706	44.9
Depreciation and amortization	9,543	2,086	7,457	357.5
Rental	22,722	9,718	13,004	133.8
Interest	11,566	6,236	5,330	85.5
Impairment and other	—	(700)	700	100.0
Merger related costs	6,385	—	6,385	—

Total operating expense	198,576	97,334	101,242	104.0

Operating Income	32,854	10,972	21,882	199.4

Other Income (Expense)
Equity in earnings (losses) of unconsolidated entities	(339)	491	(830)	(169.0)
Interest income	2,994	713	2,281	319.9
Other	(650)	—	(650)	—

Total other income	2,005	1,204	801	66.5

Income from continuing operations before minority interest and income tax provision	34,859	12,176	22,683	186.3
Minority interest in income (losses) of consolidated entities	459	(308)	767	249.0

Income from continuing operations before income tax provision (benefit)	35,318	11,868	23,450	197.6
Income tax provision (benefit)	14,268	(4,230)	18,498	437.3

Income from continuing operations	21,050	16,098	4,952	30.8

Discontinued Operations
Loss from discontinued operations — net of taxes	(460)	(72)	(388)	(538.9)
Gain on disposal of discontinued operations — net of taxes	252	68	184	270.6

Total loss from discontinued operations	(208)	(4)	(204)	(5100.0)

Net Income	$20,842	$16,094	$4,748	29.5

(1)	Based on GAAP, the operating results for twelve months ended December 31, 2007 includes the results of NNN for the full periods presented and the results of the legacy Grubb & Ellis business for the period from December 8, 2007 through December 31, 2007.

(2)	Based on GAAP, the operating results for the twelve months ended December 31, 2006 represents legacy NNN business.

Revenue

Transaction Services

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

Transaction services segment was acquired from the legacy Grubb & Ellis on December 7, 2007 which includes brokerage commission, valuation and consulting revenue. At December 31, 2007, legacy Grubb & Ellis had 927 brokers, up from 917 at December 31, 2006.

Investment Management

Investment management revenue of $149.4 million for the year ended December 31, 2007, which includes transaction, captive management and dealer-manager businesses, was comprised primarily of transaction fees of $81.4 million, asset and property management fees of $45.9 million and dealer-manager fees of $18.0 million.

Transaction related fees increased $24.5 million, or 43.0%, for the year ended December 31, 2007, primarily due to increases of $21.0 million in real estate acquisition fees, $2.5 million in real estate disposition fees and $1.4 million in OMEA fees, partially offset by a net decrease of approximately $400,000 in other transaction related fees.

Acquisition fees increased $21.0 million, or 82.0%, to $46.5 million for the year ended December 31, 2007, compared to $25.5 million for the same period in 2006. Net fees as a percentage of aggregate acquisition price increased to 2.6% for the twelve months ended December 31, 2007, compared to 2.1% for the same period in 2006, which resulted in $7.7 million in additional fees earned during 2007. During the year ended December 31, 2007, the Company acquired 77 properties (including six which were still owned as of December 31, 2007) on behalf of its sponsored programs for an approximate aggregate total of $2.0 billion, compared to 45 properties for an approximate aggregate total of $1.4 billion during the same period in 2006. This increase in acquisition volume in 2007 resulted in an additional $11.9 million in net fees. Also contributing to the increase in net fees during 2007 was $1.6 million in recognition of fees that were deferred in 2006.

The $2.5 million increase in real estate disposition fees for the year ended December 31, 2007 was primarily due to an increase in fees realized from the sales of properties, with $18.2 million in net fees realized from the disposition of 28 properties, with an average sales price of $31.3 million per property for the year ended December 31, 2007, compared to $15.7 million in fees realized from the disposition of 22 properties for the same period in 2006 with an average sales price of $37.9 million per property. Included in the fees realized from the sales of properties were $5.7 million in fees earned as a result of the continuing liquidation of G REIT, Inc. (“G REIT”) for the year ended December 31, 2007, compared to $5.3 million for the same period in 2006. Reducing the disposition fees during the year ended December 31, 2007 and 2006 was $3.2 million and $410,000, respectively, as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty as they represent the right to future disposition fees of a portfolio of real properties under contract. Fees on dispositions as a percentage of aggregate sales price was 2.4% for the year ended December 31, 2007, compared to 1.9% for the same period in 2006 (excluding one property sold in 2006 for which the Company waived the entire amount of the disposition fee), primarily due to a change in the mix of properties sold.

OMEA fees increased $1.4 million, or 18.2%, to $9.1 million for the twelve months ended December 31, 2007, compared to $7.7 million for the same period in 2006. OMEA fees as a percentage of equity raised for the year ended December 31, 2007 was 2.0%, compared to 1.5% for the same period in 2006. The increase in OMEA fees earned was primarily due to $2.5 million in non-recurring credits issued in 2006 partially offset by $0.9 million due to lower TIC equity raised in 2007 of $451.0 million, compared to $510.0 million in TIC equity raised in 2006.

The diversified platform created as a result of the merger is already beginning to generate new revenue opportunities. The Company’s largest TIC investment during the fourth quarter of 2007 was generated from the net proceeds of a Transaction Services client that was re-invested on a tax deferred basis through GERI’s TIC platform.

The Company completed a total of 77 acquisitions and 30 dispositions on behalf of the investment programs it sponsors at values in excess of $2.0 billion and $880.0 million, respectively, during 2007. The net acquisitions from the Investment Management business allowed the Company to grow its captive assets under management by more than 27.0% during 2007. At December 31, 2007, the value of the Company’s assets under management was in excess of $5.7 billion.

The $7.3 million, or 18.8%, increase in captive management revenue was primarily due to an increase in property and asset management fees of $6.2 million, or 18.6%, to $39.5 million for the year ended December 31, 2007, compared to $33.3 million for 2006. This increase was primarily the result of the growth in recurring revenue, as total square footage of assets under management increased to an average of approximately 29.4 million for the year ended December 31, 2007, compared to approximately 26.2 million for the same period in 2006. Property and asset management fees per average square foot were $1.35 for the year ended December 31, 2007, compared to $1.27 for the same period in 2006. The increase in property and asset management fees per average square foot was primarily due to a change in product mix. During 2007, assets managed under TIC programs and within Grubb & Ellis Healthcare REIT, Inc. (“Healthcare REIT”) and Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”) increased to approximately 83.7% of average assets under management compared to 75.7% in 2006, while assets managed under G REIT and T REIT, Inc. (“T REIT”) decreased to approximately 5.7%, compared to 17.6% in 2006 as a result of the liquidation of those entities. Property and asset management fees in TIC programs earn up to 6% and in Healthcare REIT and Apartment REIT earn up to approximately 4% plus 1% of each REIT’s average invested assets, while G REIT and T REIT programs earn approximately 4%.

Management Services

Management Services revenue includes asset and property management fees as well as reimbursed salaries, wages and benefits from the Company’s third party property management and facilities outsourcing services, along with business services fees. Revenue was $16.4 million from December 8, 2007 through December 31, 2007. Following the closing of the merger, Grubb & Ellis Management Services assumed management of nearly 23 million square feet of NNN’s 41.7 million-square-foot captive investment management portfolio. The Company expects to transfer 6 million square feet of outsourced property management during the first half of 2008. At December 31, 2007, the Company managed 216 million square feet of property.

Rental

Rental revenue includes revenue from the warehousing of properties held for sale primarily to the Company’s Investment Management programs and for GERA. These line items also include pass-through revenue for the master lease accommodations related to the Company’s TIC programs.

Operating Expense Overview

Operating expenses increased $101.2 million, or 104.0%, for the year ended December 31, 2007, compared to the same period in 2006. Of the $101.2 million, $49.5 million was due to the Grubb & Ellis legacy business from December 8, 2007 to December 31, 2007. The remaining $51.7 million of the increase was attributed to legacy NNN’s Investment Management business, including $11.4 million in rental related expense, $10.2 million resulting from operations of the Company’s broker-dealer acquired in December 2006, $5.5 million in compensation related costs, $7.5 million in non-cash stock based compensation, $6.4 million in merger related costs, $6.5 million in depreciation and amortization and $4.7 million in interest expense activity primarily related to two properties for sale that are currently reflected in properties held for sale on the balance sheet, offset by a net decrease of approximately $500,000 in other operating costs.

Compensation costs

Compensation costs increased $54.7 million, or 110.5%, to $104.1 million for the year ended December 31, 2007, compared to $49.4 million for the same period in 2006. Approximately $41.7 million of the increase was attributed to compensation costs from legacy Grubb & Ellis’ operations from December 8 through December 31, 2007. The remaining $13.0 million of the increase was related to the investment management business which increased to $62.5 million, or 26.3%, for the year ended December 31, 2007, compared to $49.5 million for the same period in 2006. The increase of $5.5 million, or 11.1%, in compensation related costs, which included $2.1 million in reimbursable salaries, wages and benefits, was primarily due to an increase in full-time equivalent employees of approximately 89%. Contributing to the increase in compensation costs was $7.5 million in non-cash stock based compensation.

General and Administrative

General and administrative expense increased $13.7 million, or 44.9%, to $44.3 million for the year ended December 31, 2007, compared to $30.5 million for the same period in 2006. Approximately $4.7 million of the increase was attributed to general and administration expenses from the legacy Grubb & Ellis operations from December 8, 2007 through December 31, 2007. The remaining $9.0 million of the increase was related to the investment management business which increased to $39.5 million for the year ended December 31, 2007, compared to $30.5 million for the same period in 2006. The increase was primarily due to $10.2 million resulting from operations of the Company’s broker-dealer acquired in December 2006, partially offset by decrease of $1.2 million related to non-recurring credits granted to certain investors in 2006.

Depreciation and Amortization

Depreciation and amortization increased $7.5 million, or 357.5%, to $9.5 million for the year ended December 31, 2007, compared to $2.1 million for the same period in 2006. Approximately $1.0 million was attributed to depreciation and amortization expense from the legacy Grubb & Ellis operations from December 8 through December 31, 2007. The remaining $6.5 million of the increase was related to the investment management business which increased to $8.6 million for the year ended December 31, 2007, compared to $2.1 million for the same period in 2006. The increase in activity was primarily related to two properties for sale that are currently reflected in properties held for investment on the balance sheet.

Rental Expense

Rental expense includes the related expense from the warehousing of properties held for sale primarily to the Company’s Investment Management programs and for GERA. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased $5.4 million, or 85.5%, to $11.6 million for the year ended December 31, 2007, compared to $6.2 million for the same period in 2006. Approximately $607,000 was attributed to interest expense from the legacy Grubb & Ellis operations from December 8 through December 31, 2007. The remaining $4.7 million of the increase was related to the investment management business which increased to $11.0 million for the year ended December 31, 2007, compared to $6.2 million for the same period in 2006. The increase in activity was primarily related to two properties held for investment on the balance sheet.

Discontinued Operations

In 2007, GERI acquired 13 properties to resell to its sponsored programs. In accordance with SFAS No. 144, for the year ended December 31, 2007, discontinued operations included the net income (loss) of one property and its associated limited liability company (“LLC”) entity sold to a joint venture, two properties and the associated LLCs resold to Healthcare REIT and ten properties and their associated LLCs classified as held for sale as of December 31, 2007 (See Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

Income Tax

The Company incurred a tax provision of $14.3 million for the year ended December 31, 2007, compared to a tax benefit of $4.2 million for the same period in 2006. Effective with the close of NNN’s 144A private equity offering on November 16, 2006, GERI became a wholly-owned subsidiary, which caused a change in GERI’s tax status from a non-taxable partnership to a taxable C corporation. The change in tax status required NNN to recognize a one time income tax benefit of $2.9 million for the future tax effects attributable to temporary differences between GAAP basis and tax accounting principles as of the effective date of November 15, 2006. The $18.5 million increase in tax expense was primarily a result of the nonrecurring tax benefit noted above coupled with the inclusion of 12 months of book income in 2007 versus six weeks of book income in 2006 due to the change in tax status. In addition, the Company is subject to the highest federal income tax rate of 35% in 2007, compared to a 34% statutory tax rate in 2006. (See Note 24 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

Net Income

As a result of the above items, net income increased $4.7 million to $20.8 million, or $0.54 per fully diluted share, for the year ended December 31, 2007, compared to net income of $16.1 million, or $0.82 per fully diluted share, for the same period in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following summarizes comparative results of operations for the periods indicated.

	Year Ended
	December 31,		Change
(In thousands)	2006(1)	2005(2)	$	%

Revenue
Transaction services	$—	$—	$—	—%
Investment management	99,082	89,106	9,976	11.2
Management services	—	—	—	—
Rental	9,224	3,753	5,471	145.8

Total Revenue	108,306	92,859	15,447	16.6

Operating Expense
Compensation costs	49,449	29,873	19,576	65.5
General and administrative	30,545	31,525	(980)	(3.1)
Depreciation and amortization	2,086	2,825	(739)	(26.2)
Rental	9,718	4,469	5,249	117.5
Interest	6,236	1,611	4,625	287.1
Impairment and other	(700)	3,912	(4,612)	(117.9)

Total operating expense	97,334	74,215	23,119	31.2

Operating Income	10,972	18,644	(7,672)	(41.1)

Other Income (Expense)
Equity in earnings (losses) of unconsolidated entities	491	(520)	1,011	194.4
Interest income	713	—	713	—

Other	—	—	—	—

Total other income (expense)	1,204	(520)	1,724	331.5

	Year Ended
	December 31,		Change
(In thousands)	2006(1)	2005(2)	$	%

Income from continuing operations before minority interest and income tax provision	12,176	18,124	(5,948)	(32.8)
Minority interest in income (losses) of consolidated entities	(308)	—	(308)	—

Income from continuing operations before income tax provision (benefit)	11,868	18,124	(6,256)	(34.5)
Income tax provision (benefit)	(4,230)	—	(4,230)	—

Income from continuing operations	16,098	18,124	(2,026)	(11.2)

Discontinued Operations
Loss from discontinued operations — net of taxes	(72)	—	(72)	—
Gain on disposal of discontinued operations — net of taxes	68	—	68	—

Total loss from discontinued operations	(4)	—	(4)	—

Net Income	$16,094	$18,124	$(2,030)	(11.2)%

(1)	Includes a full year of operating results of GERI, one and one-half months of Realty (acquired on November 16, 2006) and one-half month of GBE Securities (formerly NNN Capital Corp.) (acquired on December 14, 2006).

(2)	Includes operating results of GERI.

Revenue

Investment Management

Investment management revenue increased $10.0 million in 2006 to $99.1 million in 2006 from $89.1 million in 2005.

The $849,000, or 1.5%, increase in transaction related fees in 2006, was primarily due to increases of $2.9 million, or 7.5%, in real estate acquisition and disposition fees and $3.9 million in other revenue primarily due to $2.8 million in incentive fees in 2006 paid to NNN at disposition. These increases were partially offset by decreases of $3.7 million in OMEA fees and $2.0 million in loan advisory fees associated with arranging financing for the properties acquired.

The net increase in real estate acquisition and disposition fees for the year ended December 31, 2006 was primarily due to a $6.1 million, or 63.5%, increase in fees realized from the sales of properties, with $15.7 million in fees realized from the disposition of 22 properties, including $5.3 million in fees earned as a result of the liquidation of G REIT for the year ended December 31, 2006, compared to $9.6 million from the disposition of 28 properties for the same period in 2005. Included in this increase was $686,000 in net fees earned as a result of the acquisition of Realty (from the acquisition date, November 16, 2006 through December 31, 2006). Partially offsetting the increase in disposition fees was a reduction of $410,000 as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty. Fees on dispositions as a percentage of aggregate sales price (excluding one property sold in 2006 and five properties sold in 2005 for which the entire amount of the disposition fee was waived) was 1.9% for the year ended December 31, 2006, compared to 1.6% for the same period in 2005.

Acquisition fees decreased $3.2 million, or 11.2%, for the year ended December 31, 2006, compared to the same period in 2005. During 2006, NNN acquired 45 properties (including five which were consolidated as of December 31, 2006) on behalf of its sponsored programs for an approximate aggregate total of $1.4 billion, compared to 40 properties for an approximate aggregate total of $1.6 billion during 2005. The decrease in aggregate asset size resulted in reduced fees of $716,000. Also contributing to the decrease in acquisition fees was $1.2 million in non-recurring credits granted to certain investors between July and

September 2006 and $1.6 million in deferred fees due to consolidation of properties held for sale at December 31, 2006; $893,000 of these deferred fees were earned in the first quarter of 2007 with the remaining $725,000 expected to be earned in the second quarter of 2007. Partially offsetting the decrease in fees was $321,000 as a result of a slight increase on fees as a percentage of aggregate acquisition price, which was 1.8% for the year ended December 31, 2006, compared to 1.8% for the same period in 2005.

OMEA fees decreased $3.7 million, or 32.5%, to $7.7 million for the year ended December 31, 2006, compared to $11.4 million for the same period in 2005. The decrease in these fees was primarily due to a $3.4 million reduction in fees for programs upon close of TIC equity into the program and $774,000 in non-recurring credits granted to certain investors between July and September 2006, partially offset by an increase of $380,000 as a result of additional capital raised of $15.3 million in 2006. The OMEA fees earned from the offerings are used to pay legal and formation costs as well as marketing related costs associated with these programs as reflected in operating and administrative expense.

Loan advisory fees decreased $2.0 million, or 31.1%, to $4.5 million for the year ended December 31, 2006, compared to $6.5 million for the same period in 2005, primarily due to a decrease in the aggregate total loan balance of properties acquired on behalf of NNN’s programs which resulted in an approximate $1.5 million decrease in loan advisory fees and $547,000 in credits granted to investors between July and September 2006 in two of its programs.

Transaction related fees increased $849,000, or 1.5%, to $56.9 million, or 59.1% as a percentage of total transaction related and captive management revenue for the year ended December 31, 2006, compared to $56.0 million, or 64.3% as a percentage of total transaction related and captive management revenue for the same period in 2005.

Captive management services increased $7.6 million, or 24.3%, to $38.6 million for 2006, compared to $31.1 million for 2005. The increase was primarily due to an increase in property and asset management fees of $6.6 million, or 24.6%, to $33.3 million for 2006, compared to $26.7 million for 2005. This increase was primarily the result of the growth in recurring revenue, as total square footage of assets under management increased to an average of approximately 26.2 million for the year ended December 31, 2006, compared to approximately 22.9 million for the same period in 2005. Property and asset management fees per average square foot was $1.27 for the year ended December 31, 2006, compared to $1.17 for the same period in 2005. The increase in property and asset management fees per average square foot was primarily due to a change in product mix. During 2006 assets managed under TIC/other private/value added programs, which earn fees up to 6.0% of gross income, increased to approximately 85.0% of assets under management in 2006 compared to 72.0% in 2005, while assets managed for G REIT and T REIT, which earn up to 4.0% of gross income, decreased as a result of the continuing liquidation of G REIT and T REIT to approximately 14.0% of assets under management in 2006 compared to 27.0% in 2005.

Captive management services revenue also increased to 39.0% as a percentage of total investment management revenue for the year ended December 31, 2006, compared to 34.9% as a percentage of total services revenue for the same period in 2005.

As a result of the completion of the acquisition of GBE Securities on December 14, 2006, the Company earned $722,000 in dealer-manager revenue from the acquisition date through December 31, 2006.

Interest income increased $713,000 primarily due to a $645,000 increase in interest on advances for deposits on properties acquired and $202,000 in interest on advances to properties.

Rental

Rental revenue increased to $9.2 million for the year ended December 31, 2006, compared to $3.8 million in the same period in 2005 primarily due to the acquisition of a property in June 2005 and rents received under sub-leases with third parties which commenced in the second half of 2005.

Operating Expense

Total expense increased $23.1 million, or 31.2%, to $97.3 million for the year ended December 31, 2006, compared to $74.2 million for the same period in 2005. During 2006, NNN incurred approximately $12.5 million in non-recurring items and one-time expenses primarily due to the completion of the 144A private equity offering and its formation transactions, compared to $5.0 million in non-recurring items in 2005 due to expenses associated with an SEC investigation. These non-recurring items primarily consisted of $4.0 million in additional credits granted to investors, $1.2 million in documentary and transfer taxes for one of its programs, $978,000 in other non-recurring costs, $2.7 million in costs associated with the early redemption of the $27.5 million participating loan credit agreement with Wachovia Bank and $544,000 associated with the redemption of Triple Net Properties’ redeemable preferred membership units. Additionally, in September 2006, NNN awarded a non-recurring bonus of $2.1 million to its Chief Executive Officer, which was payable in 283,165 membership units of Triple Net Properties (converted to 202,368 shares of common stock of NNN), or $1.3 million, and cash of $854,000. NNN also paid a sign-on bonus of $750,000 and incurred $333,000 in non cash stock-based compensation expense related to one of its executives in 2006.

Investment Management Expense

Transaction related expense increased $15.9 million, or 58.4%, to $43.2 million for the year ended December 31, 2006, compared to $27.3 million for the same period in 2005, due to an increase of $11.5 million in compensation related costs and $4.4 million in operating and administrative expense.

Compensation costs increased $11.5 million, or 90.2%, to $24.3 million for the year ended December 31, 2006, compared to $12.8 million for the same period in 2005 and included an increase of $6.1 million in salary related costs, $3.0 million in bonuses and $1.8 million in stock compensation expense associated with the non cash stock-based compensation as a result of restricted stock and stock options issued on November 16, 2006 and $333,000 in non cash stock-based compensation expense related to one of its executives in 2006. The increase in salary related costs was primarily due to an overall increase of approximately 45.0% in full-time equivalent employees, with approximately 202 full-time equivalent employees associated with transaction related services as of December 31, 2006, compared to 141 full-time equivalent employees as of December 31, 2005. Contributing to the increase in salary related costs included an additional $552,000 as a direct result of hiring additional personnel in preparing for strategic initiatives for 2006 and 2007, including Apartment REIT and Healthcare REIT, as well as Strategic Office Fund I, L.P. The increase in bonuses in 2006 was primarily due to $1.1 million allocated to transaction services for a non-recurring bonus awarded to NNN’s Chief Executive Officer in the form of stock prior to the transaction (as described in the Services Expense Overview section of the MD&A) and a sign-on bonus of $750,000 ($612,000 of this bonus was accelerated as a result of the transaction).

Operating and administrative expense increased by $4.4 million, or 30.4%, to $19.0 million for the year ended December 31, 2006, compared to $14.5 million for the same period in 2005, primarily due to $4.0 million in non-recurring credits granted to investors in the fourth quarter of 2006, $1.6 million in documentary and transfer taxes and closing and other transaction related costs that NNN agreed to pay for programs it sponsored, $1.4 million of which was related to one of its programs in the last half of 2006, $720,000 in incentive fees associated with the disposition of properties, $624,000 in rent expense due to leasing additional space in NNN’s corporate headquarters building and $1.3 million in other transaction related costs due to its overall growth as it prepares its strategic platform related to its new programs such as Apartment REIT and Healthcare REIT, as well as Strategic Office Fund I, L.P. These increases were partially offset by a decrease of $4.0 million, or 36.8%, in OMEA related costs. The OMEA fees earned from the offerings are used to pay legal and formation costs as well as marketing related costs associated with these programs.

Captive Management Services Expense

Captive management services related expense increased $3.0 million, or 10.3%, to $32.7 million for the year ended December 31, 2006, compared to $29.6 million for the same period in 2005, primarily due to an increase of $7.1 million in compensation related costs, offset by a decrease of $4.1 million in operating and administrative expense.

Compensation costs increased $7.1 million, or 42.3%, to $23.9 million for the year ended December 31, 2006, compared to $16.8 million for the same period in 2005 and included an increase of $3.1 million in salary related costs, $2.0 million in bonus and $1.8 million in stock compensation expense associated with the non cash stock-based compensation as a result of restricted stock and stock options issued on November 16, 2006. The increase in salary related costs was primarily due to an overall increase of approximately 16.0% in full-time equivalent employees. As of December 31, 2006 there were approximately 216 full-time equivalent employees associated with management related services, compared to 186 as of December 31, 2005. Contributing to the increase in salary related costs included an additional $544,000 as a direct result of hiring additional personnel in preparing for strategic initiatives for 2006 and 2007, including Apartment REIT and Healthcare REIT, as well as Strategic Office Fund I, L.P. Contributing to the increase in bonuses in 2006 was $1.1 million allocated to management services for a non-recurring bonus awarded to NNN’s Chief Executive Officer in the form of stock prior to the transaction (as described in the Services Expense Overview section of the MD&A).

Operating and administrative expense decreased $4.1 million, or 31.5%, to $8.8 million for the year ended December 31, 2006, compared to $12.9 million for the same period in 2005, primarily due to a $4.0 million decrease in bad debt expense and $427,000 in operating expense, partially offset by an increase of $524,000 in rent expense due to leasing additional space in NNN’s corporate headquarters building.

Dealer-Manager Services Expense

As a result of the completion of the acquisition of GBE Securities on December 14, 2006, NNN incurred $559,000 in dealer-manager expense from the acquisition date through December 31, 2006.

Other Operating Expense

Other operating expense increased $3.6 million, or 20.6%, to $20.8 million for the year ended December 31, 2006, compared to $17.3 million for the same period in 2005. The net increase was primarily due to $5.2 million, or 117.5%, in rental related expense attributable rental related costs under leases with third parties which commenced in the second half of 2005.

Also contributing to the increase was $4.6 million, or 287.1%, in interest expense primarily due to a $2.0 million prepayment penalty associated with the early redemption of the $27.5 million participating loan credit agreement with Wachovia Bank entered into in September 2006 and repaid with the proceeds from NNN’s 144A private equity offering as well as $1.0 million in interest on this participating loan, $666,000 for a full year of interest associated with notes payable on the acquired Colorado property, and a $544,000 prepayment penalty for the early redemption of the $6.1 million redeemable preferred liability. These increases were partially offset by a decrease of $4.6 million, or 117.9%, in reserves and other, which consisted of a $2.9 million charge in June 2005 as a result of the reduced valuation of a Colorado property NNN decided to acquire from investors and a reduction of $700,000 in Triple Net Properties’ loss contingency related to the SEC investigation. As of December 31, 2006, $300,000 was accrued by Triple Net Properties and $300,000 was accrued by Capital Corp compared to $1.0 million accrued by Triple Net Properties as of December 31, 2005. Other decreases in operating expense included $1.1 million in general and administrative costs and $739,000 in depreciation and amortization expense.

Operating Income

Operating income (operating revenue minus operating expense) for the year ended December 31, 2006 of $11.0 million was 10.1% of total revenue, compared to $18.6 million, or 20.1% of total revenue, for the year ended December 31, 2005. The lower year-over-year operating income was a result of non-recurring items and one time expenses that primarily resulted from the completion of NNN’s 144A private equity offering and formation transaction.

During 2006, NNN incurred approximately $15.0 million in non-recurring items and one time expenses that primarily resulted from the completion of its 144A private equity offering and formation transactions, as well as a reduction of disposition fees of $410,000 as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty, compared to $5.0 million in non-recurring items in 2005 due to expenses associated with the SEC investigation.

Discontinued Operations

During 2006, NNN acquired four properties to resell to one of its sponsored programs. In accordance with SFAS No. 144, for the year ended December 31, 2006, discontinued operations included the net income (loss) of one property and its associated LLC entity resold to a joint venture and three properties and their associated LLC entities classified as held for sale as of December 31, 2006 (See Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

Income Tax Benefit

NNN recognized a tax benefit of $4.2 million for the year ended December 31, 2006. Effective with the close of NNN’s 144A private equity offering, Triple Net Properties became a wholly-owned subsidiary, which caused a change in Triple Net Properties’ tax status from a non-taxable partnership to a taxable C corporation. The change in tax status required NNN to recognize an income tax benefit of $2.9 million for the future tax effects attributable to temporary differences between GAAP basis and tax accounting principles as of the effective date of November 15, 2006.

Net Income

As a result of the above items, net income decreased $2.0 million to $16.1 million for the year ended December 31, 2006, compared to net income of $18.1 million for the same period in 2005.

Liquidity and Capital Resources

During 2007, cash and cash equivalents decreased by $53.2 million, although the Company generated $33.6 million from net operating activities. The Company used $232.2 million for net investing activities related primarily to its real estate investment activities. The Company’s investing activities also included $53.2 million used in connection with acquisitions of identified intangible and other assets held for sale during the year. Net financing activities provided cash of $145.4 million, primarily from the funding of mortgage loans and notes payable related to real estate investment activities. Financing activities also included a net repayment of $30.0 million on the Company’s credit facility debt and dividend payments of $16.4 million during 2007.

Current Sources of Capital and Liquidity

The Company seeks to create and maintain a capital structure that allows for financial flexibility and diversification of capital resources. Primary sources of liquidity to fund dividends are from operating reserves and borrowing capacity under a line of credit.

Primary uses of cash are to fund deposits for the acquisitions of properties on behalf of investors sponsored programs and to fund dividends to stockholders.

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of debt obligations, capital expenditures and dividends to stockholders, through current and retained earnings, borrowings under its $75.0 million line of credit with Deutsche Bank Trust Company and the sale of real estate held for sale.

In February 2007, the Company entered into a $25.0 million revolving line of credit with LaSalle Bank N.A. This line of credit consisted of $10.0 million for use in property acquisitions and $15.0 million for general corporate purposes and bears interest at prime plus 0.50% or three-month LIBOR plus 1.50%, at the Company’s option, on each drawdown.

On December 7, 2007, the Company entered into a $75.0 million Second Amended and Restated Credit Agreement with Deutsche Bank Trust Company (the “Credit Facility”) to replace its revolving line of credit with LaSalle Bank N.A. The Credit Facility is for general corporate purposes and generally bears interest at LIBOR plus an applicable margin ranging from 1.50% to 2.50%. As of December 31, 2007, the Company had $8.0 million outstanding under the Credit Facility.

Long-Term Liquidity Needs

The Company expects to meet its long-term liquidity requirements, which may include investments in various real estate investor programs and institutional funds, through retained cash flow, borrowings under its line of credit, additional long-term secured and unsecured borrowings and proceeds from the potential issuance of debt or equity securities.

Factors That May Influence Future Sources of Capital and Liquidity

On September 16, 2004, Triple Net Properties, which became a subsidiary of Grubb & Ellis as part of the merger with NNN, learned that the SEC Los Angeles Enforcement Division (the “SEC Staff”), is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff requested information from Triple Net Properties relating to disclosure in public and private securities offerings sponsored by Triple Net Properties and its affiliates prior to 2005 (the “Triple Net Securities Offerings”). The SEC Staff also requested information from Capital Corp., the dealer-manager for the Triple Net Securities Offerings. Capital Corp. also became a subsidiary of Grubb & Ellis as part of the merger with NNN. The SEC Staff requested financial and other information regarding the Triple Net Securities Offerings and the disclosures included in the related offering documents from each of Triple Net Properties and Capital Corp. Triple Net Properties and Capital Corp. believe they have cooperated fully with the SEC Staff’s investigation.

Triple Net Properties and Capital Corp. are engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, management believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to conduct its business and NNN accrued a loss contingency of $600,000 at December 31, 2006 on behalf of Triple Net Properties and Capital Corp. on a consolidated basis, compared to $1.0 million accrued for the same period in 2005. The $600,000 payment in the fourth quarter of 2007 is being held by outside counsel pending final approval of the settlement agreement.

To the extent that the Company pays the SEC an amount in excess of $1.0 million in connection with any settlement or other resolution of this matter, Anthony W. Thompson, the Company founder and former Chairman, has agreed to forfeit to up to 1,064,800 shares of Company common stock. In connection with this arrangement, NNN has entered into an escrow agreement with Mr. Thompson and an independent escrow agent, pursuant to which the escrow agent holds these 1,064,800 shares of Company common stock that are otherwise issuable to Mr. Thompson in connection with NNN formation transactions to secure Mr. Thompson’s obligations to the Company. Mr. Thompson’s liability under this arrangement will not exceed the value of the shares in the escrow. The above indemnification expires upon the entry of a final settlement order in connection with the SEC matter.

Although Realty was required to have real estate licenses in all of the states in which it acted as a broker for NNN’s programs and received real estate commissions prior to 2007, Realty did not hold a license in certain of those states when it earned fees for those services. In addition, almost all of Triple Net Properties’ revenue was based on an arrangement with Realty to share fees from NNN’s programs. Triple Net Properties did not hold a real estate license in any state, although most states in which properties of NNN’s programs were located may have required Triple Net Properties to hold a license in order to share fees. As a result, Realty and the Company may be subject to penalties, such as fines (which could be a multiple of the amount received), restitution payments and termination of management agreements, and to the suspension or revocation of certain of Realty’s real estate broker licenses. As of December 31, 2007, no liabilities have been accrued for the failure to hold real estate licenses. To the extent that Realty or the Company incurs any liability arising from the failure to comply with real estate broker licensing requirements in certain states, Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson have agreed to forfeit to the Company up to an aggregate of 4,124,120 shares of the Company common stock. In addition, Mr. Thompson has agreed to indemnify the Company, to the extent the liability incurred by the Company for such matters exceeds the deemed $46,865,000 value of these shares, up to an additional $9,435,000 in cash. These shares are held in escrow in connection with an independent escrow agreement entered into on November 14, 2006 between NNN, Messrs. Thompson and Rogers and the escrow agent. The above indemnifications expire on November 16, 2009. Since Mr. Hanson is entitled over time to receive up to 743,160 shares from Messrs. Thompson and Rogers (557,370 from Mr. Thompson and 185,790 from Mr. Rogers) from the shares held in the indemnification and escrow agreement, he is a party to it as well and his liability is limited to those shares. If Mr. Hanson’s right to receive the shares vests, then to the extent shares attributable to his ownership are available, and not subject to potential claims, under the indemnification and escrow agreement, he will be permitted to remove 88,000 shares on each of January 1, 2008 and 2009 to pay taxes.

On November 16, 2007 the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to invest $15.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch during 2008. Additionally, upon achievement of certain earn-out targets, the Company required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use the $15.0 million seed capital to fund the earn-out payments.

The Company has announced its intention to pay a $0.41 per share dividend per annum, which equates to approximately $26.5 million on an annual basis. The dividend payment is subject to quarterly review by the Board of Directors and is limited to 50% of the Company’s Net Income Plus Depreciation and Amortization, as defined in the Deutsche Bank Trust Company Line of Credit Agreement.

The Company has approximately $308.3 million of certain assets held for sale or investment at December 31, 2007 for which the Company has in excess of $50.0 million of its equity invested in these assets. The assets consist of three properties that were purchased for re-sale to GERA and two additional assets that were purchased for re-sale to an institutional fund. Upon sale of these assets to a joint venture, third party or other sponsored investment program, the Company expects to recoup a significant amount of this equity and reflect it as cash and cash equivalents on the Company’s balance sheet.

Cash Flow

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash provided by operating activities increased $18.4 million to $33.6 million for the year ended December 31, 2007, compared to $15.2 million for the same period in 2006. Net cash provided by operating activities included an increase in net income of $4.7 million adjusted for an increase in non-cash reconciling items, the most significant of which was $5.2 million in stock-based compensation, $7.6 million in depreciation and amortization primarily related to two properties purchased in 2007, $2.8 million as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty, partially offset by a $982,000 increase in deferred taxes. Also contributing to this increase was cash provided by net changes in other operating assets and liabilities of $3.8 million. This increase in cash from operating activities was partially offset by a $6.3 million increase in accounts receivable from related parties which consisted primarily of accrued management, leasing and transaction fees from the Company’s various sponsored programs.

Net cash used in investing activities increased $175.1 million to $232.2 million for the year ended December 31, 2007, compared to $57.1 million for the same period in 2006. This increase in cash used in investing activities was primarily related to $142.3 million of cash used in the acquisition and related improvements to two office properties held for investment and $454.2 million for asset purchases of GERI’s sponsored programs, to facilitate the reselling of such assets to its TIC programs and REITs, partially offset by

$440.9 million in proceeds from the sales of these assets and $19.1 million in restricted cash of properties held for sale.

Net cash provided by financing activities increased $1.8 million to $145.4 million for the year ended December 31, 2007, compared to $143.6 million for the same period in 2006. The increase was primarily due to $140.0 million in mortgage notes payable related to properties acquired and held for investment in 2007, $13.4 million in contributions from minority interest stakeholders in properties acquired and held for sale in 2007, a year-over-year reduction of $11.6 million in dividends paid and $4.8 million in principal payments of amounts outstanding under mortgage loans payable in 2007. Partially offsetting the year-over-year increase in cash provided by financing activities of was $146.0 million in net proceeds in November 2006 as a result of the issuance of NNN’s common stock through the 144A private equity offering, and $21.5 million in additional repayments under the Company’s credit facility in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash provided by operating activities decreased $8.3 million to $15.2 million for the year ended December 31, 2006, compared to net cash provided by operating activities of $23.5 million for the same period in 2005. The decrease was primarily due to lower cash provided by net income of $16.1 million adjusted for non-cash reconciling items, the most significant of which was a $4.9 million tax benefit primarily due to the conversion from a non-taxable partnership to a taxable C corporation in November, 2006, $3.9 million in stock based compensation and $2.6 million in receivables from related parties which primarily consisted of property management fees and lease commissions owed Realty.

Net cash used in investing activities increased $21.9 million for the year ended December 31, 2006 to $57.1 million, compared to net cash used in investing activities of $35.2 million for the same period in 2005. The increase was primarily due to $7.4 million for the acquisition of Realty and GBE Securities in 2006, funds used for asset purchases of NNN’s sponsored programs, which included $10.0 million to Apartment REIT, $80.6 million for its properties/intangible assets held for sale to facilitate the reselling of such assets to one of its TIC programs, Healthcare REIT and a joint venture, partially offset by $31.7 million in proceeds from the sale of one of these properties to a joint venture. Other uses of cash included $15.9 million used for real estate deposits and pre-acquisition costs, offset by $33.8 million in proceeds from collection of real estate deposits and pre-acquisition costs. NNN also invested $2.4 million in marketable equity securities in 2006.

Net cash provided by financing activities increased $133.3 million to $143.6 million for the year ended December 31, 2006, compared to $10.3 million for the same period in 2005. The increase was primarily due to net proceeds of $146.0 million received from the issuance of NNN’s common stock through the 144A private equity offering in November 2006, proceeds from issuance of NNN’s Senior Notes Program of $10.3 million, proceeds of $71.1 million from issuance of mortgage loans payable secured by properties held for sale, offset by $24.2 million in repayments of mortgage loans payable secured by properties held for sale. The net increase was partially offset by $28.1 million in dividends paid, the repayment of amounts outstanding under NNN’s line of credit of $8.5 million, and $12.3 million in repayments of notes payable primarily due to the repayment of $11.3 million in mezzanine debt on NNN 3500 Maple, LLC in 2006, and $5.5 million for the early redemption of redeemable preferred membership units in September 2006.

As a result of the above, cash and cash equivalents increased $101.7 million for the year ended December 31, 2006 to $102.2 million as of December 31, 2006, compared to $548,000 as of December 31, 2005.

Commitments, Contingencies and Other Contractual Obligations

Contractual Obligations

The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through February 28, 2017.

The following table summarizes contractual obligations as of December 31, 2007 and the effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. This table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
(In thousands)	2008	(2009-2010)	(2011-2012)	(After 2012)	Total

Principal — unsecured debt	$—	$8,000	$—	$—	$8,000
Interest — unsecured debt	620	1,207	—	—	1,827
Principal — properties held for investment	30,096	278	37	107,000	137,411
Interest — properties held for investment	7,488	13,036	13,013	20,737	54,274
Principal — properties held for sale	211,520	—	—	—	211,520
Interest — properties held for sale	13,757	—	—	—	13,757
Principal — senior notes	—	—	16,277	—	16,277
Interest — senior notes	1,424	2,848	843	—	5,115
Operating lease obligations — others	9,535	20,605	21,884	30,822	82,846
Operating lease obligations — general	19,898	29,905	19,813	18,166	87,782
Capital lease obligations	351	415	24	—	790

Total	$294,689	$76,294	$71,891	$176,725	$619,599

Off-Balance Sheet Arrangements.  From time to time the Company provides guarantees of loans for properties under management. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 30 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at December 31, 2007. As of December 31, 2006, there were 107 properties under management with loans that were guaranteed of approximately $2.4 billion in total principal outstanding secured by properties with a total aggregate purchase price of approximately $3.4 billion.

The Company’s guarantees consisted of the following as of December 31, 2007 and 2006:

	December 31,
(In thousands)	2007	2006

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,167,447	$2,391,183
Non-recourse/carve-out guarantees of the Company’s debt(1)	221,430	41,060
Guarantees of mezzanine debt of properties under management	—	11,139
Guarantees of the Company’s mezzanine debt	48,790	15,246
Recourse guarantees of debt of properties under management	47,399	28,685
Recourse guarantees of the Company’s debt	10,000	—

(1)	A “non-recourse/carve-out” guaranty imposes personal liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), which was insignificant as of December 31, 2007, December 31, 2006 and 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Derivatives — The Company’s credit facility debt obligations and mortgage loan obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of December 31, 2007, the outstanding principal balances on the credit facility debt obligations totaled $8.0 million and on the mortgage loan debt obligations totaled $211.5 million. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the Company’s amended credit agreement required the Company to maintain interest rate hedge agreements against 50 percent of all variable interest debt obligations. To fulfill this requirement, the Company holds two interest rate cap agreements with Deutsche Bank AG, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.0% of the underlying notional amounts. In addition, the terms of certain mortgage loan agreements required the Company to purchase two-year interest rate caps on 30-day LIBOR with a LIBOR strike price of 6.0%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.

The Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rates incurred on its line of credit. The Company’s line of credit debt obligation is secured by its assets, bears interest at the bank’s prime rate or LIBOR plus applicable margins based on the Company’s financial performance and matures in December 2010. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to this debt instrument as amounts are drawn under the line of credit.

Additionally, the Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rate incurred on the mezzanine portion of the outstanding mortgages on its real estate held for investment and held for sale. As of December 31, 2007, the outstanding principal balance on these debt obligations was $169.3 million, with a weighted average interest rate of 8.23% per annum. Since interest payments on these obligations will increase if interest rates rise, or decrease if interest rates decline, the Company is subject to cash flow risk related to these debt instruments. As of December 31, 2007, for example, a 0.8% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $1.4 million, or 9.72%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk.

During the fourth quarter of 2006, GERI entered into several interest rate lock agreements with commercial banks aggregating to approximately $400.0 million, with interest rates ranging from 6.15% to 6.19% per annum. As of December 31, 2007, $6.3 million in rate lock funds remained available at an interest rate of 6.45%. GERI paid $2.0 million in refundable deposits in connection with these agreements, which will be refunded if the total available loan amount is utilized for property purchases. If the total available loan amount is not utilized, then some of the deposits will be forfeited.

Except for the acquisition of Grubb & Ellis Alesco Global Advisors, LLC, as previously described, the Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Grubb & Ellis Company

We have audited the accompanying consolidated balance sheet of Grubb & Ellis Company and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. We did not audit the financial statements of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.), a wholly-owned subsidiary, which statements reflect total assets of $20,584,000 as of December 31, 2007 and total revenues of $18,315,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.), is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  ERNST & YOUNG LLP
March 13, 2008
Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Grubb & Ellis Company:

We have audited the accompanying consolidated balance sheet of Grubb & Ellis Company (formerly NNN Realty Advisors, Inc.) and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Grubb & Ellis Company and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
May 7, 2007 (March 14, 2008 as to Note 18)
Los Angeles, California

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$49,072	$102,226
Restricted cash	27,325	4,009
Investment in marketable securities	9,052	2,334
Current portion of accounts receivable from related parties — net	27,465	28,843
Current portion of advances to related parties — net	8,328	9,668
Notes receivable from related party — net	7,600	10,008
Service fees receivable — net	19,522	—
Current portion of professional service contract — net	7,235	—
Real estate deposits and pre-acquisition costs	15,296	17,169
Properties held for sale	219,622	40,260
Identified intangible assets and other assets held for sale — net	65,742	9,333
Prepaid expenses and other assets	18,399	3,420
Deferred tax assets	7,854	—

Total current assets	482,512	227,270
Accounts receivable from related parties — net	10,360	—
Advances to related parties — net	3,751	—
Professional service contract — net	13,088	—
Investments in unconsolidated entities	16,884	11,413
Properties held for investment — net	134,894	3,835
Property, equipment and leasehold improvements — net	16,265	4,123
Goodwill	169,317	60,183
Identified intangible assets — net	119,060	20,306
Other assets — net	3,281	913

Total assets	$969,412	$328,043

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,147	$33,601
Due to related parties	2,953	4,095
Current portion of notes payable and capital lease obligations	30,447	4,675
Mortgage loans payable secured by properties held for sale	211,520	46,906
Liabilities of properties held for sale — net	9,829	595
Other liabilities	14,190	726

Total current liabilities	370,086	90,598
Long-term liabilities:
Line of credit	8,000	—
Senior notes	16,277	10,263
Notes payable and capital lease obligations	107,754	843
Other long-term liabilities	7,088	—
Deferred tax liabilities	32,837	3,184

Total liabilities	542,042	104,888
Commitment and contingencies (Note 20)	—	—
Minority interest	18,725	1,211
Stockholders’ equity:
Preferred stock: $0.01 par value; 50,000,000 and 4,400,000, shares authorized as of December 31, 2007 and 2006, respectively; no shares issued and outstanding as of December 31, 2007 and 2006	—	—
Common stock: $0.01 par value; 100,000,000 and 83,600,000 shares authorized; 64,824,777 and 37,282,438 shares issued and outstanding as of December 31, 2007 and 2006, respectively	648	373
Additional paid-in capital	393,665	212,685
Retained earnings	15,381	8,912
Other comprehensive loss	(1,049)	(26)

Total stockholders’ equity	408,645	221,944

Total liabilities, minority interest and stockholders’ equity	$969,412	$328,043

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

REVENUE
Transaction services	$35,522	$—	$—
Investment management	149,400	99,082	89,106
Management services	16,365	—	—
Rental	30,143	9,224	3,753

Total revenue	231,430	108,306	92,859

OPERATING EXPENSE (INCOME)
Compensation costs	104,109	49,449	29,873
General and administrative	44,251	30,545	31,525
Depreciation and amortization	9,543	2,086	2,825
Rental	22,722	9,718	4,469
Interest	11,566	6,236	1,611
Impairment and other	—	(700)	3,912
Merger related costs	6,385	—	—

Total operating expense	198,576	97,334	74,215

OPERATING INCOME	32,854	10,972	18,644

OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated entities	(339)	491	(520)
Interest income	2,994	713	—
Other	(650)	—	—

Total other income (expense)	2,005	1,204	(520)

Income from continuing operations before minority interest and income tax provision (benefit)	34,859	12,176	18,124
Minority interest in income (losses) of consolidated entities	459	(308)	—

Income from continuing operations before income tax provision (benefit)	35,318	11,868	18,124
Income tax provision (benefit)	14,268	(4,230)	—

Income from continuing operations	21,050	16,098	18,124

Discontinued operations
Loss from discontinued operations — net of taxes	(460)	(72)	—
Gain on disposal of discontinued operations — net of taxes	252	68	—

Total loss from discontinued operations	(208)	(4)	—

NET INCOME	$20,842	$16,094	$18,124

Basic earnings per share
Income from continuing operations	$0.54	$0.82	$1.05
Loss from discontinued operations	—	—	—

Net earnings per share	$0.54	$0.82	$1.05

Diluted earnings per share
Income from continuing operations	$0.54	$0.82	$1.05
Loss from discontinued operations	—	—	—

Net earnings per share	$0.54	$0.82	$1.05

Shares used in computing basic earnings per share	38,652	19,681	17,200

Shares used in computing diluted earnings per share	38,653	19,694	17,200

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance as of January 1, 2005	17,580	$176	$4,032	$—	$12,575	$16,783

Repurchase of common stock	(208)	(2)	(130)	—	—	(132)
Dividends declared	—	—	—	—	(5,998)	(5,998)
Net income	—	—	—	—	18,124	18,124

Balance as of December 31, 2005	17,372	174	3,902	—	24,701	28,777

Dividends declared	—	—	—	—	(31,883)	(31,883)
Issuance of common stock to acquire Realty and Capital Corp.	5,289	53	60,361	—	—	60,414
Issuance of common stock	14,080	141	159,859	—	—	160,000
Offering costs	—	—	(13,885)	—	—	(13,885)
Issuance of restricted shares to directors and officers	541	5	—	—	—	5
Stock compensation expense	—	—	2,448	—	—	2,448
Change in unrealized (loss) on marketable securities, net of taxes	—	—	—	(26)	—	(26)
Net income	—	—	—	—	16,094	16,094

Comprehensive income	—	—	—	—	—	16,068

Balance as of December 31, 2006	37,282	373	212,685	(26)	8,912	221,944

Dividends declared	—	—	—	—	(14,373)	(14,373)
Stock compensation expense	—	—	9,027	—	—	9,027
Common stock for merger transaction	26,196	262	171,953	—	—	172,215
Issuance of restricted shares to directors, officers and employees	1,450	14	—	—	—	14
Cancellation of non-vested restricted shares	(103)	(1)	—	—	—	(1)
Change in unrealized loss on marketable securities, net of taxes	—	—	—	(1,023)	—	(1,023)
Net income	—	—	—	—	20,842	20,842

Comprehensive income	—	—	—	—	—	19,819

Balance as of December 31, 2007	64,825	$648	$393,665	$(1,049)	$15,381	$408,645

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,842	$16,094	$18,124
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(5,918)	(4,936)	—
Depreciation and amortization	9,668	2,086	2,743
Stock-based compensation	9,041	3,865	—
Amortization/write-off of intangible contractual rights	3,249	410	—
Amortization of deferred financing costs	1,713	31	82
Equity in (earnings) losses of unconsolidated entities	339	(491)	502
Allowance for uncollectible accounts	859	1,408	3,116
Minority interest in income (losses) of consolidated entities	(459)	308	—
Other operating activities	(119)	(448)	360
Changes in operating assets and liabilities:
Accounts receivable from related parties	(8,907)	(2,636)	(9,156)
Prepaid expenses and other assets	366	(1,062)	(1,109)
Accounts payable and accrued expenses	1,110	51	8,753
Other liabilities	1,857	521	121

Net cash provided by operating activities	33,641	15,201	23,536

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,693)	(1,984)	(4,979)
Investment in marketable securities	(2,087)	(2,360)	—
Advances to related parties	(5,340)	(19,268)	(10,451)
Proceeds from repayment of advances to related parties	3,072	16,713	11,824
Note receivable from related party	(7,600)	(10,000)	—
Proceeds from repayment of note receivable from related party	10,000	777	186
Investments in unconsolidated entities	(2,250)	596	(10,899)
Acquisition of businesses — net of cash acquired	339	(7,398)	—
Purchases of properties held for investment	(142,563)	(290)	—
Purchases of properties held for sale	(481,668)	(68,475)	—
Purchases of identified intangible assets and other assets held for sale	(53,161)	(12,140)	—
Proceeds from sale of properties held for sale	472,553	31,684	500
Real estate deposits and pre-acquisition costs	(11,686)	(15,948)	(20,142)
Proceeds from collection of real estate deposits and pre-acquisition costs	12,749	33,768	—
Restricted cash	(21,909)	(2,787)	(1,222)

Net cash used in investing activities	(232,244)	(57,112)	(35,183)

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments to) advances on lines of credit	(30,000)	(8,500)	4,955
Proceeds from issuance of notes payable	140,000	—	17,242
Principal payments on notes payable and capital lease obligations	(7,858)	(12,620)	(323)
(Repayments to) proceeds from related parties	(3,080)	(106)	2,631
Rate lock deposits	850	(881)	(5,579)
Proceeds from issuance of senior notes	6,015	10,263	—
Repayments of participating notes	—	(2,300)	(2,545)
Proceeds from issuance of mortgage loans payable secured by properties held for sale	99,888	71,106	—
Repayments of mortgage loans payable secured by properties held for sale	(55,016)	(24,200)	—
Redemption of redeemable preferred membership units	—	(5,506)	—
Deferred financing costs	(2,310)	(1,515)	—
Net proceeds from issuance of common stock	—	146,000	—
Dividends paid to common stockholders	(16,449)	(28,070)	(5,998)
Contributions from minority interests	13,409	904	—
Other financing activities	—	(986)	(132)

Net cash provided by financing activities	145,449	143,589	10,251

NET (DECREASE) INCREASE IN CASH	(53,154)	101,678	(1,396)
Cash and cash equivalents — Beginning of year	102,226	548	1,944

Cash and cash equivalents — End of year	$49,072	$102,226	$548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,148	$5,784	$1,519

Income taxes	$22,622	$179	$69

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Equipment acquired with capital lease obligations	$541	$355	$237

Dividends accrued	$1,733	$3,813	$—

Assets acquired in acquisition	$462,730	$26,657	$—

Liabilities assumed in acquisition	$259,659	$19,342	$—

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	ORGANIZATION

Grubb & Ellis Company (the “Company” or “Grubb & Ellis”), is a commercial real estate services and investment management firm. On December 7, 2007, NNN Realty Advisors, Inc. (“NNN”) effected a stock merger (the “Merger”) with the Grubb & Ellis Company (“legacy Grubb & Ellis”), a 50-year old commercial real estate services firm. Upon the closing of the Merger a change of control of the Company occurred, as the former stockholders of NNN acquired approximately 60% of the Company’s issued and outstanding common stock. Pursuant to the Merger, each issued and outstanding share of NNN automatically converted into a 0.88 of a share of common stock of the Company. Based on accounting principles generally accepted in the United States of America (“GAAP”), the Merger was accounted for using the purchase method of accounting, and although structured as a reverse merger, NNN is considered the accounting acquirer of legacy Grubb & Ellis. As a consequence, the operating results for the twelve months ended December 31, 2007 includes the full year operating results of NNN and the operating results of legacy Grubb & Ellis for the period from December 8, 2007 through December 31, 2007. The years ended December 31, 2006 and 2005 include solely the operating results of NNN.

NNN is a real estate investment management company and sponsor of tax deferred tenant in common (“TIC”) 1031 property exchanges as well as a sponsor of public non-traded real estate investment trusts (“REITs”) and other investment programs. Pursuant to the Merger, the Company now sponsors, under the Grubb & Ellis brand, Grubb & Ellis Realty Investors, LLC (“GERI”) (formerly Triple Net Properties, LLC), real estate investment programs to provide investors with the opportunity to engage in tax-deferred exchanges of real property and to invest in other real estate investment vehicles and continues to offer full-service real estate asset management services. GERI raises capital for these programs through an extensive network of broker-dealer relationships. GERI structures, acquires, manages and disposes of real estate for these programs, earning fees for each of these services.

In certain instances throughout these Financial Statements phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, the Company prior to the Merger. Similarly, in certain instances throughout these Financial Statements the term NNN, “legacy NNN”, or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

Legacy Grubb & Ellis business units provide a full range of real estate services, including transaction services, which comprises its brokerage operations, management and consulting services for both local and multi-location clients, which includes third-party property management, corporate facilities management, project management, client accounting, business services and engineering services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries’ variable interest entities (“VIEs”) in which the Company is the primary beneficiary and partnerships/LLCs in which the Company is the managing member or general partner and the other partners/members lack substantive rights (hereinafter collectively referred to as the (“Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46(R)”).

The Company consolidates entities that are VIEs when the Company is deemed to be the primary beneficiary of the VIE. For entities in which (i) the Company is not deemed to be the primary beneficiary,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

(ii) the Company’s ownership is 50.0% or less and (iii) the Company has the ability to exercise significant influence, the Company uses the equity accounting method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions less distributions). The Company also uses the equity method of accounting for jointly-controlled tenant in common interests. As events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and cash equivalents — Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash — Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties. As of December 31, 2007 and 2006, the restricted cash was $27.3 million and $4.0 million, respectively.

Accounts Receivable from Related Parties — Accounts receivable from related parties consist of fees earned from syndicated entities and properties under management, including property and asset management fees. Property and asset management fees are collected from the operations of the underlying real estate properties.

Allowance for Uncollectible Receivables — Receivables are carried net of management’s estimate of uncollectible receivables. Management’s determination of the adequacy of these allowances is based upon evaluations of historical loss experience, operating performance of the underlying properties, current economic conditions, and other relevant factors.

Real Estate Deposits and Pre-acquisition Costs — Real estate deposits and pre-acquisition costs are incurred when the Company evaluates properties for purchase and syndication. Pre-acquisition costs are capitalized as incurred. Real estate deposits may become nonrefundable under certain circumstances. The majority of the real estate deposits outstanding as of December 31, 2007 and 2006, were either refunded to the Company during the subsequent year or used to purchase property and subsequently reimbursed from the syndicated equity. Costs of abandoned projects represent pre-acquisition costs associated with properties no longer sought for acquisition by the Company and are included in general and administrative expense in the Company’s consolidated statement of operations.

Payments to obtain an option to acquire real property are capitalized as incurred. All other costs related to a property that are incurred before the property is acquired, or before an option to acquire it is obtained, are capitalized if all of the following conditions are met and otherwise are charged to expense as incurred:

•	the costs are directly identifiable with the specific property;

•	the costs would be capitalized if the property were already acquired; and

•	acquisition of the property or an option to acquire the property is probable. This condition requires that the Company is actively seeking to acquire the property and have the ability to finance or obtain financing for the acquisition and that there is no indication that the property is not available for sale.

Purchase Price Allocation — In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the purchase price of acquired businesses or properties is allocated to tangible and identified intangible assets and liabilities based on their respective fair values. In the case of real estate

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

acquisitions, the allocation to tangible assets (building and land) is based upon determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets — net and below market lease values are included in liabilities of real estate properties in the accompanying consolidated financial statements and are amortized to rental revenue over the weighted-average remaining term of the acquired leases with each property.

The total amount of identified intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. These allocations are subject to change within one year of the date of purchase based on information related to one or more events identified at the date of purchase that confirm the value of an asset or liability of an acquired property.

Identified Intangible Assets — Costs related to the development of internal use software are capitalized only after a determination has been made as to how the development work will be conducted. Any costs incurred in the preliminary project stage prior to this determination are expensed when incurred. Also, once the software is substantially complete and ready for its intended use, any further costs related to the software, such as training or maintenance activities, are also expensed as incurred. Amortization of the development costs of internal use software programs begins when the related software is ready for its intended use. All software costs are amortized using a straight-line method over their estimated useful lives, ranging from three to seven years.

Properties Held for Investment — Properties held for investment are carried at the lower of historical cost less accumulated depreciation, net of any impairments. The cost of these properties include the cost of land, completed buildings, and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years, and the shorter of the lease term or useful life, ranging from one to ten years for tenant improvements.

Property Held for Sale — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), at the time a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, no depreciation or amortization of tenant origination cost is recorded for a property classified as held for sale. The Company classifies operating properties as property held for sale in the period in which all of the required criteria are met.

SFAS No. 144 requires, in many instances, that income statements for both current and prior periods report the results of operations of any component of an entity which has either been disposed of, or is classified as held for sale, as discontinued operations. In instances when a company expects to have significant continuing involvement in the component beyond the date of sale, the operations of the component instead

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

continue to be fully recorded within the continuing operations of the Company through the date of sale. In accordance with this requirement, the Company records any results of operations related to its real estate held for sale as discontinued operations only when the Company expects not to have significant continuing involvement in the real estate after the date of sale.

Property, Equipment and Leasehold Improvements — Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the life of the related lease or the estimated service life of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred, while betterments are capitalized. Upon the sale or retirement of depreciable assets, the related accounts are relieved, with any resulting gain or loss included in operations.

Impairment of Long-Lived Assets — In accordance with SFAS No. 144, long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the asset, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. No impairment losses were recognized for the years ended December 31, 2007, 2006 and 2005.

The Company recognizes goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is recorded at its carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist, at a level of reporting referred to as a reporting unit. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. If a potential impairment exists, an impairment loss is recognized to the extent the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company identified no impairment indicators for the years ended December 31, 2007 and 2006. The Company recognizes goodwill in accordance with SFAS No. 142 and tests its carrying value for impairment during the fourth quarter of each year.

Revenue Recognition

Transaction Services

Real estate commissions are recognized when earned which is typically the close of escrow. Receipt of payment occurs at the point at which all Company services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees are recognized at the time the related services have been performed and delivered by the Company to the client, unless future contingencies exist.

Investment Management

The Company earns fees associated with its transactions by structuring, negotiating and closing acquisitions of real estate properties to third-party investors. Such fees include acquisition and disposition fees. Acquisition and disposition fees are earned and recognized when the acquisition or disposition is closed. Organizational Marketing Expense Allowance (“OMEA”), fees are earned and recognized from gross proceeds of equity raised in connection with offerings and are used to pay formation costs, as well as organizational and

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

marketing costs. The Company is entitled to loan advisory fees for arranging financing and refinancing related to properties under management. These fees are collected and recognized upon the closing of such loans.

The Company earns captive asset and property management fees primarily for managing the operations of real estate properties owned by the real estate programs, REITs and limited liability companies that invest in real estate or value funds it sponsors. Such fees are based on pre-established formulas and contractual arrangements and are earned as such services are performed. The Company is entitled to receive reimbursement for expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. Each property in the Company’s TIC programs is charged an accounting fee for costs associated with preparing financial reports. The Company is also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through its dealer-manager, the Company facilitates capital raising transactions for its programs its dealer-manager acts as a dealer-manager exclusively for the Company’s programs and does not provide securities services to any third party. The Company’s wholesale dealer-manager services are comprised of raising capital for its programs through its selling broker-dealer relationships. Most of the commissions, fees and allowances earned for its dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and the Company retains the balance.

Management Services

Management fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts, which are to be reimbursed per the terms of the services contract, are recognized as revenue by the Company in the same period as the related expenses are incurred.

Professional Service Contracts — The Company holds multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to five years. Amortization expense relating to these contracts of approximately $443,000 was recorded for the year ended December 31, 2007, no such amortization was recorded in prior years, and is included in depreciation and amortization expense in the Company’s consolidated statement of operations.

Fair Value of Financial Instruments — SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”), requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

The Company believes that at December 31, 2007 and 2006, and interest rates associated with notes payable, senior notes, mortgage loans and lines of credit approximate market interest rates for similar types of

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

debt instruments. As such, the carrying values of the Company’s notes payable and lines of credit approximate their fair values. Accounts receivable, and accounts payable and accrued liabilities are recorded at fair value due to their short-term nature.

Stock-Based Compensation — In December 2004, the FASB issued SFAS No. 123 — Revised, Share Based Payment, (“SFAS No. 123R”). SFAS No. 123R requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. Effective January 1, 2006, the Company adopted SFAS No. 123R under the modified perspective transition method.

Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares. Contingently issuable shares represent non-vested stock awards and unvested stock fund units in the deferred compensation plan. In accordance with SFAS No. 128, Earnings Per Share, these shares are included in the dilutive earnings per share calculation under the treasury stock method. Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the conversion as a result of the Merger (see Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk are primarily uninsured cash-in-bank balances and accounts receivable. The Company currently maintains substantially all of its cash with several major financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Accrued Claims and Settlements — The Company has maintained partially self-insured and deductible programs for general liability, workers’ compensation and certain employee health care costs. In addition, the Company assumed liabilities at the date of the Merger representing reserves related to self insured errors and omissions program of the acquired company. Reserves for all such programs are included in accrued claims and settlements and compensation and employee benefits payable, as appropriate. Reserves are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims. As of the date of the Merger, the Company entered into a premium based insurance policy for all error and omission coverage on claims arising after the date of the Merger. Claims arising prior to the date of the Merger continue to be applied against the previously mentioned liability reserves assumed relative to the acquired company.

Income Taxes — Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In evaluating the need for a valuation allowance at December 31, 2007, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109. Given the historical earnings of the Company, management believes that it is more likely than not that the entire federal net operating loss of $3.2 million will be used in the foreseeable near future, and therefore has recorded no valuation allowance against the deferred tax asset for the federal net operating losses carryforwards. As of

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

December 31, 2007, the Company recorded state NOLs net of a $3.1 million valuation allowance to reflect the portion of the NOLs which were not expected to be realized prior to their respective expiration.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN 48, which was effective on January 1, 2007, applies to all tax positions within the scope of SFAS 109 and establishes a single approach in which a recognition and measurement threshold is used to determine the amount of tax benefit that should be recognized in the financial statements. Specifically, FIN 48 establishes a “more-likely-than-not” criterion for evaluating uncertain tax positions for financial statement purposes, based upon the technical merits of the position. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not materially impact the Company’s consolidated financial position.

Marketable Securities — The Company accounts for investments in marketable debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities acquired are classified with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when there is a positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

In accordance with SFAS No. 115, trading securities are carried at their fair value with realized and unrealized gains and losses included in net income. The available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Premiums and discounts are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Comprehensive Income — Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive income (loss) in its accompanying consolidated statements of stockholders’ equity for the years ended December 31, 2007, 2006 and 2005. Comprehensive income includes net income adjusted for certain revenues, expenses, gains and losses that are excluded from net income.

Guarantees — The Company accounts for its guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability.

Segment Disclosure — As a result of the Merger in December 2007, the newly combined Company’s operating segments were evaluated for reportable segments. As a result, the legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows. In accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company divides its services into three primary business segments, transaction services, investment management and management services.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

Derivative Instruments and Hedging Activities — The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 and SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, while changes in that fair value may increase or decrease reported net income or stockholders’ equity, depending on interest rate levels and computed “effectiveness” of the derivatives, as that term is defined by SFAS No. 133, but will have no effect on cash flows. The Company’s derivatives consist solely of four interest rate cap agreements with third parties, which were executed in relation to its credit agreement or mortgage note obligations. These cap agreements were not accounted for as effective hedges as of December 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends SFAS 157 to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not believe adoption will have a material effect on its financial condition, results of operations and cash flow.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November, 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its financial condition, results of operations and cash flow.

In December 2007, the FASB issued revised Statement No. 141, Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the effect if any, the adoption of SFAS No. 160 will have on its consolidated financial position, results of operations and cash flows.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

3.	MARKETABLE SECURITIES

The historical cost and estimated fair value of the available-for-sale marketable securities held by the Company are as follows:

	As of December 31, 2007				As of December 31, 2006
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(In thousands)		(Unaudited)

Equity securities	$4,440	$—	$(1,355)	$3,085	$2,360	$—	$(26)	$2,334

Sales of equity securities resulted in realized gains of $1.2 million and realized losses of $(1.0) million for the year ended December 31, 2007. There were no sales of equity securities for the years ended December 31, 2006 and 2005.

Investments in Limited Partnerships

The Company through its subsidiary, Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”), serves as general partner and investment advisor to four hedge fund limited partnerships three of which are required to be consolidated, AGA Strategic Realty Fund, L.P. (“Strategic Realty”), AGA Global Realty Fund LP (“Global Realty”) and AGA Realty Income Partners LP (“Realty Partners”).

In accordance with EITF Issue No. 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership of Similar Entity When the Limited Partners Have Certain Rights,” Alesco consolidates all three partnerships as the rights of the limited partners do not overcome the rights of the general partner.

Alesco allocated the limited partners’ income or loss to minority interest. For the year ended December 31, 2007, these limited partnerships had investment losses of approximately $680,000 which were allocated entirely to minority interest. Alesco earned approximately $15,000 of management fees based on ownership interest under the agreements. At December 31, 2007, these limited partnerships had assets of approximately $6.0 million consisting primarily of exchange traded marketable securities, including equity securities and foreign currencies.

The following table reflects trading securities. The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

		As of
		December 31, 2007
	Original	Gross Unrealized		Market
Trading Securities	Cost	Gains	Losses	Value
(In thousands)

AGA Strategic Realty LP	$6,479	$100	$(1,272)	$5,307
AGA Global Realty LP	545	31	(100)	476
AGA Realty Partners LP	226	3	(45)	184

	$7,250	$134	$(1,417)	$5,967

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

	Investment	Net Gain (Loss)
	Income	Realized	Unrealized	Total

Equity securities	$163	$(185)	$(618)	$(640)
Less investment expenses	(40)	—	—	(40)

	$123	$(185)	$(618)	$(680)

4.	RELATED PARTIES

Related party transactions as of December 31, 2007 and 2006 are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

	December 31,
	2007	2006
(In thousands)

Accrued property management fees	$20,428	$13,207
Accrued lease commissions	9,994	3,364
Accrued asset management fees	1,206	24
Accrued real estate acquisitions fees	103	6,136
Other receivables	3,086	3,293
Other accrued fees	4,041	3,542

Total	38,858	29,566
Allowance for uncollectible receivables	(1,033)	(723)

Accounts receivable from related parties — net	37,825	28,843
Less portion classified as current	(27,465)	(28,843)

Non-current portion	$10,360	$—

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

Advances to Related Parties

The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less, and generally bear interest at 6.0% to 12.0% per annum. The advances consisted of the following:

	December 31,
	2007	2006
(In thousands)

Advances to properties of related parties	$10,166	$6,608
Advances to sponsored REITs	1,318	—
Advances to related parties	2,434	4,460

Total	13,918	11,068
Allowance for uncollectible receivables	(1,839)	(1,400)

Advances to related parties — net	12,079	9,668
Less portion classified as current	(8,328)	(9,668)

Non-current portion	$3,751	$—

As of December 31, 2007 and 2006, advances with accrued interest included $1.0 million and $3.6 million respectively, to a program solely managed by the Company’s Chairman.

Notes Receivable From Related Party

In December 2007, the Company advanced $10.0 million to Grubb & Ellis Apartment REIT, Inc (“Apartment REIT”). The unsecured note matures on June 20, 2008 and bears interest at a fixed rate of 7.46% per annum. The unsecured note requires monthly interest only payments beginning on January 1, 2008 and provides for a default interest rate in an event of default equal to 9.46% per annum. The balance owed to the Company as of December 31, 2007 consisted of $7.6 million in principal.

In June 2007, the Company advanced $3.3 million to Apartment REIT. The unsecured note was scheduled to mature on December 29, 2007 and bore interest at a fixed rate of 6.85% per annum. The unsecured note required monthly interest only payments beginning on August 1, 2007 and provided for a default interest rate in an event of default equal to 8.85% per annum. The unsecured note and all accrued interest was repaid in full during the third quarter of 2007.

In December 2006, the Company advanced $10.0 million to Apartment REIT. The unsecured note was scheduled to mature on June 28, 2007 and bore interest at a fixed rate of 6.86% per annum. The unsecured note and all accrued interest were repaid in full during the second quarter of 2007.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

5.	SERVICE FEES RECEIVABLE, NET

Service fees receivable consisted of the following:

	December 31,
	2007	2006
(In thousands)

Transaction services fees receivable	$11,289	$—
Management services fees receivable	8,903	—
Allowance for uncollectible accounts	(343)	—

Total	19,849	—
Less portion classified as current	(19,522)	—

Non-current portion (included in other assets)	$327	$—

6.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of December 31, 2007 the Company had investments in two properties totaling $1.7 million and $4.1 million, respectively, which represents approximately 32.0% and 41.0% ownership interest in each property, respectively.

The Company owns approximately 5.9 million shares of common stock of Grubb & Ellis Realty Advisors, Inc. (“GERA”), a special purpose acquisition company, or approximately 19% of the outstanding common stock of GERA. The Company also owns approximately 4.6 million GERA warrants which are exercisable into additional GERA common stock, subject to certain conditions. The Company recorded each of these investments at fair value at December 7, 2007, the date they were acquired, at a total investment of approximately $4.5 million. The market price of the warrants declined slightly to $0.16 per warrant as of December 31, 2007, resulting in an unrealized loss on the investment totaling approximately $223,000 (net of taxes) for the year ended December 31, 2007. This unrealized loss is included in accumulated other comprehensive income within stockholders’ equity as of December 31, 2007.

All of the officers of GERA are also officers or directors of the Company, although such persons have not initially received compensation from GERA. Due to the Company’s current ownership position and influence over the operating and financial decisions of GERA, the Company’s investment in GERA is accounted for within the Company’s consolidated financial statements under the equity method of accounting. The Company’s combined carrying value of these GERA investments as of December 31, 2007, totals approximately $4.1 million and is included in investments in unconsolidated entities in the Company’s consolidated balance sheet.

In the event GERA does not complete a transaction prior to March 2008, having a value of at least 80% of its net assets at the time of the transaction, GERA will liquidate and dissolve. The Company has waived its right to receive any proceeds in any such liquidation and dissolution. In the event the liquidation does occur, the Company will lose its entire investment in the common stock and warrants of GERA, and may not recover a substantial portion of its operating advances (See Note 26).

As of December 31, 2006 the Company had an investment in the property at Mt. Moriah and Royal 400 totaling $4.4 million and $4.0 million, which represented approximately 29.0% and 19.0% ownership interest in the properties, respectively.

As of December 31, 2007 and 2006 the Company had interests in certain variable interest entities, of which the Company was not considered the primary beneficiary. Accordingly, such VIEs were not consolidated in the financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

7.	PROPERTIES HELD FOR INVESTMENT

A summary of the balance sheet information for properties held for investment is as follows:

		December 31,
	Useful Life	2007	2006
(In thousands)

Building and capital improvement	39 years	$116,585	$2,697
Tenant Improvement	1-8 years	5,903	163
Accumulated depreciation		(3,982)	(227)

Total		118,506	2,633
Land		16,388	1,202

Properties held for investment — net		$134,894	$3,835

The Company recognized $3,756,000, $148,000, $61,000 of depreciation expense related to the properties held for investment for the years ended December 31, 2007, 2006 and 2005, respectively.

8.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment consisted of the following:

		December 31,
	Useful Life	2007	2006
(In thousands)

Computer equipment	3-5 years	$32,002	$6,207
Automobiles	5 years	11	63
Capital leases	1-5 years	1,519	1,221
Furniture and fixtures	7 years	25,283	994
Leasehold improvements	1-5 years	7,233	1,241

Total		66,048	9,726
Accumulated depreciation and amortization		(49,783)	(5,603)

Property and equipment — net		$16,265	$4,123

The Company recognized $1.8 million, $1.8 million and $2.7 million of depreciation expense for the years ended December 31, 2007, 2006 and 2005, respectively. During 2005, the Company revised the estimated useful life of certain computer equipment from five years to three years, which resulted in additional depreciation expense of $513,000.

9.	BUSINESS COMBINATIONS AND GOODWILL

Merger of Grubb & Ellis Company with NNN

On December 7, 2007, the Company effected the Merger with NNN, a real estate asset management company and sponsor of tax deferred TIC 1031 property exchanges as well as a sponsor of two non-traded REITs and other investment programs.

On December 7, 2007, pursuant to the Merger Agreement (i) each issued and outstanding share of common stock of NNN was automatically converted into 0.88 of a share of common stock of the Company, and (ii) each issued and outstanding stock options of NNN, exercisable for common stock of NNN, was automatically converted into the right to receive stock options exercisable for common stock of the Company

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

based on the same 0.88 share conversion ratio. Therefore, 43,779,740 shares of common stock of NNN that were issued and outstanding immediately prior to the Merger were automatically converted into 38,526,171 shares of common stock of the Company, and the 739,850 NNN stock options that were issued and outstanding immediately prior to the Merger were automatically converted into 651,068 stock options of the Company. The prior year share and option amounts have been retroactively adjusted to reflect the 0.88 conversion.

Under the purchase method of accounting, the Merger consideration of $172.2 million was determined based on the closing price of the Company’s common stock of $6.43 per share on the date the merger closed, applied to the 26,195,655 shares of the Company’s common stock outstanding plus the fair value of vested options outstanding of approximately $3.8 million. The fair value of these vested options was calculated using the Black-Scholes option-pricing model which incorporated the following assumptions: weighted average exercise price of $7.02 per option, volatility of 105.11%, a 5 year expected life of the awards, risk-free interest rate of 3.51% and no expected dividend yield.

The results of operations of legacy Grubb & Ellis have been included in the consolidated results of operations since December 8, 2007 and the results of operations of NNN have been included in the consolidated results of operations for the full year ended December 31, 2007.

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of net assets as of the acquisition date as follows (in thousands):

Current assets	$189,214
Other assets	29,797
Identified intangible assets acquired	86,600
Goodwill: excess purchase price over fair value of net assets acquired	107,507

Total assets	413,118

Current liabilities	233,894
Other liabilities	7,022

Total liabilities	240,916

Total purchase price	$172,202

As a result of the merger, the Company incurred $6.4 million in merger related expenses during 2007 as reflected on the Company’s consolidated statement of operations. Additionally, as a result of the Merger, the Company recorded $3.6 million as a purchase accounting liability for severance for certain executives as part of a change in control provision in the related employment agreements.

Acquisition of NNN/ROC Apartment Holdings, LLC

On July 1, 2007, the Company completed the acquisition of the remaining 50.0% membership interest in NNN/ROC Apartment Holdings, LLC (“ROC”). ROC holds contract rights associated with a fee sharing agreement between ROC Realty Advisors and NNN with respect to certain fee streams (including an interest in net cash flows associated with subtenant leases (as Landlord) in excess of expenses from the Master Lease Agreement (as tenant) and related multi-family property acquisitions where ROC Realty Advisors, LLC sourced the deals for placement into the TIC investment programs. The aggregate purchase price for the acquisition of 50.0% membership interest of ROC was approximately $1.7 million in cash.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

Acquisition of Alesco Global Advisors, LLC

On November 16, 2007, the Company completed the acquisition of the 51.0% membership interest in Alesco. Alesco is a registered investment advisor focused on real estate securities and manages private investment funds exclusively for qualified investors. Alesco holds several investment advisory contracts right and it the general partner of several domestic mutual fund investments limited partnerships. Alesco is also an investment advisor to one offshore hedge fund. The Company’s purpose of acquiring Alesco was to create a global leader in real estate securities management within open and closed end mutual funds, and hedge funds. The aggregate purchase price was approximately $3.0 million in cash. Additionally, upon achievement of certain earn-out targets, the Company is required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use the $15.0 million seed capital to fund the earn-out payments.

Acquisition of Triple Net Properties, Realty, and Capital Corp.

NNN was organized as a corporation in the State of Delaware in September 2006 and was formed to acquire each of GERI (formerly Triple Net Properties, LLC), Triple Net Properties Realty, Inc. (“Realty”) and Grubb & Ellis Securities, Inc. (“GBE Securities” formerly NNN Capital Corp.) and its other subsidiaries (collectively, NNN), to bring the businesses conducted by those companies under one corporate umbrella and to facilitate an offering pursuant to Rule 144A of the Securities Act (“the 144A offering”), which transactions are collectively referred to as “the formation transactions.” On November 16, 2006, NNN completed a $160.0 million private placement of common stock to institutional investors and certain accredited investors with 14.1 million shares of the Company’s common stock sold in the offering at $11.36 per share. Triple Net Properties was the accounting acquirer of Realty and Capital Corp.

Concurrently with the close of the 144A offering, the following transactions occurred:

•	TNP Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of NNN, entered into an agreement and plan of merger with Triple Net Properties, a Virginia limited liability company owned by Anthony W. Thompson (former Chairman of the Board), Scott D. Peters (executive officer and director), Louis J. Rogers (former director and former executive officer of Triple Net Properties) and a number of other employees and third-party investors. In connection with the merger agreement, NNN entered into contribution agreements with the holders of a majority of the common membership interests of Triple Net Properties. Under the merger agreement and the contribution agreements, NNN issued 17,372,438 shares of the Company’s common stock (to the accredited investor members) and $986,000 in cash (to the unaccredited investor members in lieu of 0.5% of the shares of the Company’s common stock they would otherwise be entitled to receive, which was valued at the $11.36 offering price to investors in the 144A offering) in exchange for all the common member interests. Concurrently with the closing of the 144A offering on November 16, 2006, Triple Net Properties became a wholly-owned subsidiary of NNN. For accounting purposes, Triple Net Properties was considered the acquirer of Realty and Capital Corp.

•	NNN entered into a contribution agreement with Mr. Thompson and Mr. Rogers pursuant to which they contributed all of the outstanding shares of Realty, to the Company in exchange for 4,124,120 shares of the Company’s common stock and, with respect to Mr. Thompson, $9.4 million in cash in lieu of the shares of NNN he would otherwise be entitled to receive, which was valued at the $11.36 offering price to investors in the 144A offering. Concurrently with the closing of the 144A offering on November 16, 2006, Realty became a wholly-owned subsidiary of NNN.

•	NNN entered into a contribution agreement with Mr. Thompson, Mr. Rogers and Kevin K. Hull pursuant to which they contributed all of the outstanding shares of Capital Corp. to the Company in exchange for 1,164,680 shares of the Company’s common stock and, with respect to Mr. Thompson,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

$2.7 million in cash in lieu of the shares of NNN he would otherwise be entitled to receive, which was valued at the $11.36 offering price to investors in the 144A offering. Capital Corp. became a wholly-owned subsidiary of NNN on December 14, 2006.

In connection with these transactions, the owners of Realty and Capital Corp have agreed to indemnify NNN for a breach of any representations and for certain other losses, subject to a maximum aggregate limit on the amount of their liability of $12.0 million. Mr. Thompson and Mr. Rogers also agreed to escrow shares of NNN’s common stock and indemnify NNN for certain other matters. Except for these escrow arrangements, NNN has no assurance that any contributing party providing these limited representations or indemnities will have adequate capital to fulfill its indemnity obligations.

The acquisitions were accounted for under the purchase method of accounting, and accordingly all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. Goodwill and other intangible assets represent the excess of purchase price over the fair value of net assets acquired. In accordance with SFAS No. 141, the Company recorded goodwill for a purchase business combination to the extent that the purchase price of the acquisition exceeded the net identifiable assets and intangible assets of the acquired companies.

The purchase accounting adjustments for the acquisition of Realty and Capital Corp. were recorded in the accompanying consolidated financial statements as of, and for periods subsequent to the acquisition dates. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill, which is not deductible for tax purposes. The final valuation of the net assets acquired is complete.

The aggregate purchase price for the acquisition of Realty and Capital Corp. was approximately $72.2 million, which included: (1) issuance of 5,288,800 shares of the Company’s common stock, valued at $11.36 per share (the offering price upon the close of the 144A); and (2) $12.1 million in cash paid to Mr. Thompson in lieu of the shares of the Company’s common stock he would otherwise be entitled to receive, valued at $11.36 per share. As of December 31, 2006, the total purchase price has been paid.

The following represents the calculation of the purchase price of Realty and the excess purchase price over the estimated fair value of the net assets acquired:

(In thousands except share and per share data)

Purchase of shares of Realty for cash		$9,435
Purchase of shares of Realty for stock		46,865

Total purchase price		56,300
Adjusted beginning equity	$1,733
Adjustment for fair value of intangible contract rights	(20,538)
Adjustment to goodwill to reflect deferred tax liability arising from allocation of purchase price to intangible contract rights	8,214

Less: fair value of net assets acquired		(10,591)

Goodwill: Excess purchase price over fair value of net assets acquired		$45,709

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

Realty was comprised of the following:

Assets:
Current assets	$5,326
Intangible contract rights	20,538

Total assets	25,864

Liabilities:
Current liabilities	7,059
Long-term deferred tax liability	8,214

Total liabilities	15,273

Fair value of net assets acquired	$10,591

The issuance of the Company’s common stock to the owners of Realty was based upon the following:

Realty fair value	$56,300
Cash payment toward purchase	(9,435)

Value of shares issued	$46,865

Price per share issued	$10.00

Shares issued to Realty owners	4,686,500

The following represents the calculation of the purchase price of GBE Securities and the excess purchase price over the estimated fair value of the net assets acquired:

(In thousands, except share and per share data)

Purchase of shares of GBE Securities for cash	$2,665
Purchase of shares of GBE Securities for stock	13,235

Total purchase price	15,900
Less: fair value of net assets acquired	(1,426)

Goodwill: Excess purchase price over fair value of net assets acquired	$14,474

GBE Securities. was comprised of the following:

Assets:
Current assets	$5,391
Property and equipment	104

Total assets	5,495

Liabilities:
Current liabilities	4,069

Total liabilities	4,069

Fair value of net assets acquired	$1,426

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

The issuance of the Company’s common stock to the owners of GBE Securities was based upon the following:

GBE Securities fair value	$15,900
Cash payment toward purchase	(2,665)

Value of shares issued	$13,235

Price per share issued	$10.00

Shares issued to GBE Securities owners	1,323,500

Acquisition of Properties Held For Investment

During the year ended December 31, 2007, the Company also completed the acquisition of two office properties. The aggregate purchase price including closing costs of these properties was $141.5 million, of which $123.0 million was financed with mortgage debt.

Supplemental information (unaudited)

Unaudited pro forma results, assuming the above mentioned 2007 acquisitions had occurred as of January 1, 2006 for purposes of the 2007 and 2006 pro forma disclosures, are presented below. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had all acquisitions occurred on January 1, 2006, and may not be indicative of future operating results.

	Unaudited Pro Forma Results
	Year Ended December 31,
	2007	2006
(In thousands, except per share data)

Revenue	$732,844	$659,337
Income from continuing operations	$2,679	$1,187
Net income (loss)	$18,701	$(99,946)
Basic earnings (losses) per share	$0.29	$(1.58)
Weighted average shares outstanding for basic earnings per share	63,393	63,393
Diluted earnings (losses) per share	$0.29	$(1.58)
Weighted average shares outstanding for diluted earnings per share	64,785	64,785

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

Goodwill

	Investment
	Management	Total
(In thousands)

Balance as of December 31, 2005	$—	$—
Goodwill acquired	60,183	60,183

Impairment charge off	—	—

Balance as of December 31, 2006	60,183	60,183

Goodwill acquired	1,627	1,627
Goodwill acquired — unassigned(1)	—	107,507
Impairment charge off	—	—

Balance as of December 31, 2007	$61,810	$169,317

(1)	The fair values of the assets and liabilities recorded on the date of acquisition related to the Merger are preliminary and subject to refinement as additional valuation information is received. The goodwill recorded in connection with the acquisition has not yet been assigned to the individual reporting units pursuant to FASB Statement No. 142.

10.	PROPERTY ACQUISITIONS

2007 Acquisitions

During the year ended December 31, 2007, the Company completed the acquisition of sixteen office properties and three residential properties. The Company classified these properties as property held for sale upon acquisition. The aggregate purchase price including the closing costs of these properties was $294.0 million, of which $254.8 million was financed with mortgage debt. The Company’s discontinued operations include the combined results of these acquisitions. As of December 31, 2007, twelve of these properties have been sold and four properties remain held for sale as follows: Park Central, acquired November 29, 2007, Emberwood Apartments, acquired December 4, 2007, Woodside, acquired December 13, 2007 and Exchange South, acquired December 13, 2007. In addition, two office properties were acquired and held for investment during the year.

2006 Acquisitions

During the year ended December 31, 2006, the Company completed the acquisition of four office properties. The aggregate purchase price including closing costs of the properties was $81.2 million, of which $71.2 million was financed with mortgage debt. The Company’s discontinued operations include the combined results of Lavaca Plaza from August 28, 2006 (date of acquisition) through October 25, 2006 (date of disposition), Southpointe Office Park from August 18, 2006 (date of acquisition) through December 31, 2006, Crawfordsville from September 12, 2006 (date of acquisition) through December 31, 2006 and 1600 Parkwood from December 28, 2006 (date of acquisition) through December 31, 2006.

In accordance with SFAS No. 141, the Company allocated the purchase price to the fair value of the assets acquired and the liabilities assumed, including the allocation of the intangibles associated with the in-place leases considering the following factors: lease origination costs and tenant relationships; on all acquisitions, with the exception of Crawfordsville, the Company also recorded lease intangible liabilities related to the acquired below market leases.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the properties that are included in properties held for sale as of December 31, 2007 and 2006:

	December 31,
	2007	2006
(In thousands)

Land	$16,395	$8,584
Building and improvements	79,946	62,764
In place leases	5,560	5,072
Above market leases	450	6
Tenant relationships	6,931	5,496

Net assets acquired	$109,282	$81,922

Below market leases	$(233)	$(676)

Net liabilities assumed	$(233)	$(676)

Pro forma statement of operations data is not required as all results of operations for properties held for sale are included in discontinued operations in the Company’s consolidated statement of operations.

The allocation of the purchase price to assets and liabilities for the 2007 acquisitions listed above are only preliminary allocations based on estimates of fair values and will change when estimates are finalized. Therefore, this information is subject to change pending the final allocation of purchase price.

Pro forma statement of operations data is not required as all results of operations for properties held for sale are included in discontinued operations in the Company’s consolidated statement of operations.

11.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

		December 31,
(In thousands)	Useful Life	2007	2006

Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$20,538	$20,538
Accumulated amortization — contract rights		(3,521)	(410)

Contract rights, net		17,017	20,128

Amortization expense recorded for the contract rights was $3,111,000, $410,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense was charged as a reduction to investment management revenue in each respective period. During the period of future real property sales, the amortization of the contract rights for intangible asset will be applied based on the net relative value of disposition fees realized.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

		December 31,
(In thousands)	Useful Life	2007	2006

Other identified intangible assets
Trade name	Indefinite	64,100	—
Affiliate agreement	20 years	10,600	—
Customer relationships	5 to 7 years	5,579	—
Internally developed software	4 years	6,200	—
Customer backlog	1 year	300	—
Other contract rights	5 to 7 years	1,418	—
Non-compete and employment agreements	3 to 4 years	597	—

		88,794	—
Accumulated amortization		(338)	—

Other identified intangible assets, net		88,456	—

Amortization expense recorded for the other identified intangible assets was $338,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.

		December 31,
(In thousands)	Useful Life	2007	2006

Identified intangible assets — properties
In place leases and tenant relationships,	42 to 102 months	14,737	270
Above market leases	42 months	2,472	99

		17,209	369
Accumulated amortization — properties		(3,622)	(191)

Identified intangible assets, net— properties		13,587	178

Total identified intangible assets, net		$119,060	$20,306

Amortization expense recorded for the in-place leases and tenant relationships was $2,776,000, $78,000, and $55,000, for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.

Amortization expense recorded for the above-market and in-place leases was $655,000, $32,000, and $26,000, for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense was charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

Amortization expense for the identified intangible assets — properties for each of the next five years ended December 31 is as follows:

(In thousands)

2008	$3,596
2009	2,615
2010	1,992
2011	1,570
2012	1,238
Thereafter	2,576

$13,587

12.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2007	2006
(In thousands)

Broker-dealer commissions	$26,517	$2,013
Accrued liabilities	18,421	8,824
Bonuses	14,933	10,447
Salaries and related costs	12,575	4,562
Accounts payable	12,702	1,472
Severance	4,965	—
Property management fees and commissions due to third parties	4,491	975
Other	3,591	—
Dividends	1,733	3,813
Organizational marketing expense allowance (“OMEA”) related costs	1,219	1,495

Total	$101,147	$33,601

Accrued liabilities include total due to programs sponsored by GERI as of December 31, 2006 of $4.1 million consisted primarily of certain non-recurring credits to investors of $2.7 million, and $300,000 of property management fees refund due to related parties.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

13.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following:

	December 31,
	2007	2006
(In thousands)

Mezzanine debt payable to financial institutions, with variable interest rates based on London Interbank Offered Rate (“LIBOR”) (ranging from 11.31% to 12.00% per annum at December 31, 2007), require monthly interest only payments, maturing from February 29, 2008 to April 15, 2008	$30,000	$—
Mortgage loan payables to financial institutions, secured by two properties acquired in 2007, with fixed interest rates (ranging from 5.95% to 6.32% per annum as of December 31, 2007), require monthly interest only payments, maturing on July 10, 2014 and February 11, 2017, respectively	107,000	—
Mortgage loan payable to a financial institution, secured by a property acquired in 2005, with variable interest paid monthly (7.90% as of December 31, 2006) and default interest of 5.00%. The debt was extinguished at February 2007	—	4,400
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest is due quarterly beginning March 31, 2006. Scheduled principal payments are $96 for the year ended December 31, 2008, $135 in 2009, $143 in 2010 and $37 in 2011	411	533
Capital leases obligations	790	585

Total	138,201	5,518
Less portion classified as current	(30,447)	(4,675)

Non-current portion	$107,754	$843

During the fourth quarter of 2006, GERI entered into several interest rate lock agreements with commercial banks aggregating to approximately $400.0 million, with interest rates ranging from 6.15% to 6.19% per annum, $200.0 million of which were fully utilized as of December 31, 2006. As of December 31, 2007, $6.3 million in rate lock funds remained available at an interest rate of 6.45%. GERI paid $2.0 million in refundable deposits in connection with these agreements, which will be refunded if the total available loan amount is utilized for property purchases. If the total available loan amount is not utilized, then some of the deposits will be forfeited.

As of December 31, 2007, the principal payments due on notes payable for each of the next five years ending December 31 and thereafter are summarized as follows

(In thousands)

2008	$30,096
2009	135
2010	143
2011	37
2012	—
Thereafter	107,000

$137,411

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

As of December 31, 2007, the future minimum payments under the capital lease obligations are as follows for the years ending December 31:

(In thousands)

2008	$351
2009	347
2010	172
2011	24

894
Less imputed interest	(104)

$790

14.	MORTGAGE LOANS PAYABLE SECURED BY PROPERTIES HELD FOR SALE

Notes payable secured by properties held for sale consisted of the following:

	December 31,
	2007	2006
(In thousands)

Mortgage debt payable to various financial institutions for real estate held for sale. Fixed interest rates range from 6.14% to 6.79% per annum. The notes mature at various dates through January 2018. As of December 31, 2007, all notes require monthly interest-only payments	$72,230	$31,660
Mezzanine debt payable to various financial institutions for real estate held for sale, fixed and variable interest rates range from 6.86% to 10.23% per annum. Notes mature at various dates through December 2008. As of December 31, 2007, all notes require monthly interest-only payments	18,790	15,246
Mortgage debt payable to various financial institutions for real estate held for sale, which bear interest at LIBOR plus 250 basis points and include an interest rate cap for LIBOR at 6.00% (approximately 7.24% per annum as of December 31, 2007)	120,500	—

Total	$211,520	$46,906

15.	LINES OF CREDIT

In September 2006, the Company entered into a $27.5 million credit agreement with Wachovia Bank, N.A. The facility’s fixed interest was 6.0% per annum plus a contingent interest equal to 24.9% of the Company’s adjusted net income for each period, less any amount of fixed interest paid in such period, with a maturity date in April 2016. The proceeds from this loan were used to redeem in full $5.5 million of preferred interests that were issued to preferred members as disclosed in Note 17, plus a related $1.4 million redemption premium, to make a distribution of $10.0 million to the common members of GERI and the remainder was used for working capital and other general corporate purposes, including paying down the Company’s line of credit and making acquisition deposits on a number of properties that were acquired by the Company’s programs. This debt was repaid in November 2006 with proceeds from NNN’s 144A private equity offering.

In September 2006, GERI entered into a $10.0 million revolving line of credit with LaSalle Bank N.A. to replace its then existing $8.5 million revolving line of credit with Bank of America, N.A. This new line of credit consists of $7.5 million for use in property acquisitions and $2.5 million for general corporate purposes and bears interest at either prime rate plus 0.50% or three-month LIBOR plus 3.25% per annum, at the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

Company’s option on each drawdown, and matures in March 2008. As of September 11, 2006, GERI had drawn an aggregate of $6.5 million under this line of credit, which was used to repay in full amounts due, including accrued interest, under the Company’s revolving line of credit with Bank of America, N.A. On September 15, 2006, the Company repaid this line of credit in full from proceeds of the Wachovia loan in November 2006 and there was no outstanding balance as of December 31, 2006.

In February 2007, the Company entered into a $25.0 million revolving line of credit with LaSalle Bank N.A. to replace the $10.0 million revolving line of credit. This line of credit consists of $10.0 million for acquisitions and $15.0 million for general corporate purposes and bears interest at prime rate plus 0.50% or three-month LIBOR plus 1.50%, at the Company’s option and matures February 20, 2010. The Company paid $100,000 in loan fees relating to the revolving line of credit.

In December 2007, the Company terminated the $25.0 million line of credit with LaSalle Bank N.A. and entered into a $75.0 million credit agreement with Deutsche Bank. The Company is restricted to solely use the line of credit for investments, acquisitions, working capital, equity interest repurchase or exchange, and other general corporate purposes. The line bears interest at either the prime rate or LIBOR based rates, as the Company may choose on each of its borrowings, plus an applicable margin based on the Company’s Debt/Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio as defined in the credit agreement. The line matures on December 7, 2010 with a one-year extension.

The Company’s line of credit is secured by substantially all of the Company’s assets and requires the Company to meet certain minimum loan to value, debt service coverage, and performance covenants, including the timely payment of interest. The outstanding balance on the line of credit was $8.0 million as of December 31, 2007 and carried an average weighted interest rate of 7.75%. The Company was in compliance with all debt covenants pertaining to the credit agreement as of December 31, 2007.

16.	SENIOR NOTES

On August 1, 2006, NNN Collateralized Senior Notes, LLC (the “Senior Notes Program”), the Senior Notes Program began offering $50,000,000 in aggregate principal amount of 8.75% per annum Senior Notes due 2011. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on the first day of the month occurring after issuance. The notes will mature five years from the date of first issuance of any of such notes, with two one-year options to extend the maturity date of the notes at the Senior Notes Program’s option. The interest rate will increase to 9.25% per annum during any extension. The Senior Notes Program has the right to redeem the notes, in whole or in part, at: (1) 102.0% of their principal amount plus accrued interest any time after January 1, 2008; (2) 101.0% of their principal amount plus accrued interest any time after July 1, 2008; and (3) par value after January 1, 2009. The notes are the Senior Notes Program’s senior obligations, ranking pari passu in right of payment with all other senior debt incurred and ranking senior to any subordinated debt it may incur. The notes are effectively subordinated to all present or future debt secured by real or personal property to the extent of the value of the collateral securing such debt. The notes will be secured by a pledge of the Senior Notes Program’s membership interest in NNN Series A Holdings, LLC, which is the Senior Notes Program’s wholly-owned subsidiary for the sole purpose of making the investments. Each note is guaranteed by GERI. The guarantee is secured by a pledge of GERI membership interest in the Senior Notes Program. The Program was closed in January 2007. The total amount raised from this program was $16.3 million.

As of December 31, 2007 and 2006, the Senior Notes Program’s balance is reflected in the table below:

		Date	Maturity	December 31,		Current	Call
Ownership	Subsidiary	Issued	Date	2007	2006	Rate	Date
				(In thousands)

100%	Senior Notes Program	08/01/2006	08/01/2011	$16,277	$10,263	8.75%	N/A

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

17.	REDEEMABLE PREFERRED MEMBERSHIP

There were no preferred membership units outstanding as of December 31, 2007 and 2006 due to early redemption of these units on September 19, 2006 (the “Redemption Date”). The Company accrued $881,000 through the Redemption, related to cumulative unpaid distributions and accretion of the pro-rata portion of the 35.0% redemption premium payable at maturity. Changes in the accreted balance and dividends paid are reflected as interest expense and totaled $1.1 million (including a prepayment penalty of $544,000 for early redemption) and $857,000 for the years ended December 31, 2006 and 2005, respectively.

18.	SEGMENT DISCLOSURE

In conjunction with the Merger, management re-evaluated its reportable segments and determined that the Company’s reportable segments consist of Transaction Services, Investment Management, and Management Services. The Company’s Investment Management segment includes all of NNN’s historical business units and, therefore, all historical data have been conformed to reflect the reportable segments as a combined company.

Transaction Services — Transaction services advise buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes the Company’s national accounts group and national affiliate program operations

Investment Management — Investment Management includes all of NNN’s historical business units, which includes services for acquisition, financing and disposition services with respect to the Company’s programs, asset management services related to the Company’s programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC and REIT programs.

Management Services — Management services provide property management and related services for owners of investment properties and facilities management services for corporate owners and occupiers.

The Company also has certain corporate level activities including interest income from notes and advances, property rental related operations, legal administration, accounting, finance, and management information systems which are not considered separate operating segments.

The Company evaluates the performance of its segments based upon operating income. Net operating income is defined as operating revenue less compensation and operating and administrative costs and excludes other rental related, rental expense, interest expense, depreciation and amortization, and corporate general and administrative expenses. The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies (See Note 2).

	Transaction	Investment	Management
Year Ended December 31, 2007	Services	Management	Services	Total
(In thousands)

Revenue	$35,522	$149,400	$16,365	$201,287
Compensation costs	27,081	62,454	14,574	104,109
General and administrative	3,894	39,535	822	44,251

Segment operating income	$4,547	$47,411	$969	$52,927

Segment assets	$141,348	$480,498	$14,469	$636,315

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

	Transaction	Investment	Management
Year Ended December 31, 2006	Services	Management	Services	Total
(In thousands)

Revenue	$—	$99,082	$—	$99,082
Compensation costs	—	49,449	—	49,449
General and administrative	—	30,545	—	30,545

Segment operating income	$—	$19,088	$—	$19,088

Segment assets	$—	$274,048	$—	$274,048

	Transaction	Investment	Management
Year Ended December 31, 2005	Services	Management	Services	Total
(In thousands)

Revenue	$—	$89,106	$—	$89,106
Compensation costs	—	29,873	—	29,873
General and administrative	—	31,525	—	31,525

Segment operating income	$—	$27,708	$—	$27,708

Segment assets	$—	$77,279	$—	$77,279

The following is reconciliation between segment operating income and assets to consolidated net income and total assets:

	Year Ended December 31,
	2007	2006	2005
(In thousands)

Reconciliation to consolidated net income:
Total segment operating income	$52,927	$19,088	$27,708
Non-segment:
Rental	30,143	9,224	3,753
Operating expenses	(50,216)	(17,340)	(12,817)
Other income	2,005	1,204	(520)
Minority interest in income (losses) of consolidated entities	459	(308)	—
Income tax provision (benefit)	14,268	(4,230)	—
Loss from discontinued operations	(208)	(4)	—

Net income	$20,842	$16,094	$18,124

Reconciliation of segment assets to consolidated balance sheet:
Segment assets	$636,315	$274,048	$77,279
Corporate assets	333,097	53,995	9,057

Total assets	$969,412	$328,043	$86,336

Corporate expenditures	$2,693	$1,984	$4,979

Total capital expenditures	$2,693	$1,984	$4,979

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

19.	PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

A summary of the properties held for sale balance sheet information is as follows:

	December 31,
	2007	2006
(In thousands)

Operating properties	$219,622	$40,260
Identified intangible assets and other assets	65,742	9,333

Total assets	$285,364	$49,593

Mortgage loans payable	$211,520	$46,906
Liabilities of properties held for sale	9,829	595

Total liabilities	$221,349	$47,501

The net income (loss) from certain properties held for sale are reflected in income from continuing operations through the dates of sale in the consolidated statements of operations. In instances when the Company expects to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the operations of the component instead continue to be fully recorded within the continuing operations of the selling company through the date of sale.

The net results of discontinued operations and the net gain on dispositions of properties sold or classified as held for sale as of December 31, 2007, in which the Company has no significant ongoing cash flows or significant continuing involvement are reflected in the consolidated statement of operations as discontinued operations. The Company will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.

The following table summarizes the income (loss) and expense components- net of taxes that comprised discontinued operations for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
(In thousands)

Rental income	$8,445	$1,291	$—
Rental expense	(3,508)	(567)	—
Interest expense (including amortization of deferred financing costs)	(5,703)	(857)	—
Tax benefit	306	61	—

Loss from discontinued operations-net of taxes	(460)	(72)	—
Gain on disposal of discontinued operations-net of taxes	252	68	—

Total loss from discontinued operations	$(208)	$(4)	$—

20.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which the Company acts as sublessor.

The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

Rent expense under these operating leases approximated $4.3 million, $2.2 million, and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2007, future minimum amounts payable under operating leases are as follows for the years ending December 31:

(In thousands)

2008	$19,898
2009	17,055
2010	12,850
2011	10,662
2012	9,151
Thereafter	18,166

$87,782

Operating Leases — Other — The Company is a master lessee of seven multi-family residential properties in various locations under non-cancelable leases. The leases which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases approximated $8.6 million, $4.6 million and $2.2 million, for the years ended December 31, 2007, 2006 and 2005 respectively As of December 31, 2007, rental related expense, based on contractual amounts due, are as follows for the years ending December 31:

Rental Related
Expense
(In thousands)

2008	$9,535
2009	9,793
2010	10,812
2011	10,942
2012	10,942
Thereafter	30,822

$82,846

The Company subleases this residential space to third parties. Rental income from these subleases was $16.4 million, $8.9 million and $3.6 million for the years ended December 31, 2007, 2006 and 2005 respectively. As residential leases are executed for no more than one year, the Company is unable to project the future minimum receivable.

Capital Lease Obligations — The Company leases computers, copiers, and postage equipment that are accounted for as capital leases (See Note 13 of for additional information).

SEC Investigation — On September 16, 2004, Triple Net Properties, which became a subsidiary of Grubb & Ellis as part of the merger with NNN, learned that the SEC Los Angeles Enforcement Division (the “SEC Staff”), is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff requested information from Triple Net Properties relating to disclosure in public and private securities offerings sponsored by Triple Net Properties and its affiliates prior to 2005 ( Triple Net Securities Offerings”). The SEC Staff also requested information from Capital Corp., the dealer-manager for the Triple Net Securities Offerings. Capital Corp. also became a subsidiary of Grubb & Ellis as part of the merger with

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

NNN. The SEC Staff requested financial and other information regarding the Triple Net Securities Offerings and the disclosures included in the related offering documents from each of Triple Net Properties and Capital Corp. Triple Net Properties and Capital Corp. believe they have cooperated fully with the SEC Staff’s investigation.

Triple Net Properties and Capital Corp. are engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, management believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct its business. NNN accrued a loss contingency of $600,000 at December 31, 2006 on behalf of Triple Net Properties and Capital Corp. on a consolidated basis. The $600,000 is being held in escrow pending final approval of the settlement agreement.

To the extent that Triple Net Properties and Capital Corp pay the SEC an amount in excess of $1.0 million in connection with any settlement or other resolution of this matter, Anthony W. Thompson, NNN’s founder and former Chairman of the Board, has agreed to forfeit to NNN up to 1,064,800 shares of the Company’s common stock. In connection with this arrangement, NNN entered into an escrow agreement with Mr. Thompson and an independent escrow agent, pursuant to which the escrow agent holds these 1,064,800 shares of common stock that are otherwise issuable to Mr. Thompson in connection with the NNN formation transactions to secure Mr. Thompson’s obligations to NNN. Mr. Thompson’s liability under this arrangement will not exceed the value of the shares in the escrow.

General

The Company is involved in various claims and lawsuits arising out of the ordinary conduct of its business, as well as in connection with its participation in various joint ventures and partnerships, many of which may not be covered by the Company’s insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 30 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at December 31, 2007. As of December 31, 2006, there were 107 properties under management with loans that were guaranteed of approximately $2.4 billion in total principal outstanding secured by properties with a total aggregate purchase price of approximately $3.4 billion.

The Company’s guarantees consisted of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006
(In thousands)

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,167,447	$2,391,183
Non-recourse/carve-out guarantees of the Company’s debt(1)	221,430	41,060
Guarantees of mezzanine debt of properties under management	—	11,139
Guarantees of the Company’s mezzanine debt	48,790	15,246
Recourse guarantees of debt of properties under management	47,399	28,685
Recourse guarantees of the Company’s debt	10,000	—

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

(1)	A “non-recourse/carve-out” guarantee imposes personal liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FIN No. 45. The liability was insignificant as of December 31, 2007 and 2006.

Environmental Obligations — In the Company’s role as property manager, it could incur liabilities for the investigation or remediation of hazardous or toxic substances or wastes at properties the Company currently or formerly managed or at off-site locations where wastes were disposed. Similarly, under debt financing arrangements on properties owned by sponsored programs, the Company has agreed to indemnify the lenders for environmental liabilities and to remediate any environmental problems that may arise. The Company is not aware of any environmental liability or unasserted claim or assessment relating to an environmental liability that the Company believes would require disclosure or the recording of a loss contingency.

Real Estate Licensing Issues — Although Realty was required to have real estate licenses in all of the states in which it acted as a broker for NNN’s programs and received real estate commissions prior to 2007, Realty did not hold a license in certain of those states when it earned fees for those services. In addition, almost all of Triple Net Properties’ revenue was based on an arrangement with Realty to share fees from NNN’s programs. Triple Net Properties did not hold a real estate license in any state, although most states in which properties of the NNN’s programs were located may have required Triple Net Properties to hold a license. As a result, Realty and the Company may be subject to penalties, such as fines (which could be a multiple of the amount received), restitution payments and termination of management agreements, and to the suspension or revocation of certain of Realty’s real estate broker licenses. To date there have been no claims, and the Company cannot assess or estimate whether it will incur any losses as a result of the foregoing.

To the extent that the Company incurs any liability arising from the failure to comply with real estate broker licensing requirements in certain states, Mr. Thompson, Mr. Rogers and Mr. Hanson have agreed to forfeit to the Company up to an aggregate of 4,124,120 shares of the Company’s common stock, and each share will be deemed to have a value of $11.36 per share in satisfying this obligation. Mr. Thompson has agreed to indemnify the Company, to the extent the liability incurred by the Company for such matters exceeds the deemed $46,865,000 value of these shares, up to an additional $9,435,000 in cash. In connection with this arrangement, NNN has entered into an indemnification and escrow agreement with Mr. Thompson, Mr. Rogers, Mr. Hanson, an independent escrow agent and NNN, pursuant to which the escrow agent will hold 4,124,120 shares of the Company’s common stock that are otherwise issuable to Mr. Thompson and Mr. Rogers in connection with the NNN’s formation transactions (2,885,520 shares for Mr. Thompson and 1,238,600 shares for Mr. Rogers) to secure Mr. Thompson’s and Mr. Rogers’ obligations to the Company with respect to these matters. Mr. Thompson’s and Mr. Rogers’ liability under this arrangement will not exceed the sum of the value of their shares in the escrow except to the extent Mr. Thompson may be obliged to indemnify the Company for excess liabilities up to an additional $9,435,000 in cash. Since Mr. Hanson is entitled over time to receive up to 743,160 shares from Messrs. Thompson and Rogers (557,370 from Mr. Thompson and 185,790 from Mr. Rogers) from the shares held in the indemnification and escrow agreement, he is a party to it as well and his liability is limited to those shares. If Mr. Hanson’s right to receive the shares vests, then to the extent shares attributable to his ownership are available, and not subject to potential claims, under the indemnification and escrow agreement, he will be permitted to remove 88,000 shares on each of January 1, 2008 and 2009 to pay taxes.

21.	EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income per share is computed using the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

weighted-average number of common shares outstanding during the period less unvested restricted shares. Diluted net income per share is computed using the weighted-average number of common and common equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.

Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the .88 conversion as a result of the Merger.

On December 7, 2007, pursuant to the Merger Agreement (i) each issued and outstanding share of common stock of NNN was automatically converted into 0.88 of a share of common stock of the Company, and (ii) each issued and outstanding stock option of NNN, exercisable for common stock of NNN, was automatically converted into the right to receive stock option exercisable for common stock of the Company based on the same 0.88 share conversion ratio. All prior periods were retroactively changed to reflect the 0.88 conversion. Therefore, 43,779,740 shares of common stock of NNN that were issued and outstanding immediately prior to the Merger were automatically converted into 38,526,171 shares of common stock of the Company, and the 739,850 NNN stock options that were issued and outstanding immediately prior to the Merger were automatically converted into 651,068 stock options of the Company.

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2007		2006		2005
(In thousands, except per share amounts)

Numerator:
Income from continuing operations, net of tax	$21,050		$16,098		$18,124
(Loss) from discontinued operations, net of tax	(208)		(4)		—

Net income	$20,842		$16,094		$18,124

Denominator:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	38,652		19,681	(2)	17,200	(1)(2)
Effect of dilutive securities:
Non vested restricted stock	1	(3)	13	(3)	—

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	38,653		19,694		17,200

Basic earnings per share
Income from continuing operations, net of tax	$0.54		$0.82		$1.05
(Loss) from discontinued operations, net of tax	—		—		—

Basic earnings per share	$0.54		$0.82		$1.05

Diluted earnings per share
Income from continuing operations, net of tax	$0.54		$0.82		$1.05
(Loss) from discontinued operations, net of tax	—		—		—

Diluted earnings per share	$0.54		$0.82		$1.05

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

(1)	Common membership units of Grubb & Ellis Realty Investors, LLC of 27,488,000 as December 31, 2005, are converted to the Company’s common shares for earnings per share disclosure purpose.

(2)	Shares of NNN’s common stock as December 31, 2006, are converted to the Company’s common shares outstanding by applying December 7, 2007 merger exchange ratio for earnings per share disclosure purpose.

(3)	Excluded from the calculation of diluted weighted-average common shares were approximately 2.0 million and 181,000 shares of options and restricted stock that have an anti-dilutive effect when applying the treasury stock method as of December 31, 2007 and 2006, respectively.

22.	OTHER RELATED PARTY TRANSACTIONS

Due to Related Parties — The Company, through its consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC, and Grubb & Ellis Healthcare REIT Advisor, LLC, bears certain general and administrative expenses in its capacity as advisor of Apartment REIT and Healthcare REIT, and is reimbursed for these expenses. However, Apartment REIT and Healthcare REIT will not reimburse the Company for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts are expensed by the Company.

Management Fees  — The Company provides both transaction and management services to parties, which are related to a principal stockholder and director of the Company, Kojaian affiliated entities (collectively, “Kojaian Companies”). In addition, the Company also paid asset management fees to the Kojaian Companies related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for services rendered to these affiliates, including joint ventures, officers and directors and their affiliates, was $530,000, $0, and $0, respectively for the years ended December 31, 2007, 2006 and 2005.

Other Related Party  — GERI, which is wholly owned by the Company, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC. Grubb & Ellis Apartment Management, LLC owns a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Scott D. Peters, the Company’s Chief Executive Officer and President, Louis J Rogers, former President of GERI and former director of NNN, and Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, received an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. In April 2007, Grubb & Ellis Apartment Management, LLC redeemed Mr. Rogers’ membership interest in connection with the termination of his employment with NNN and GERI’s membership interest increased by the amount of Mr. Rogers’ redeemed membership interest to 64.0%.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC and each of Mr. Peters, Ms. Biller and Jeffery T. Hanson, the Company’s Chief Investment Officer and GERI’s President, received an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC.

Anthony W. Thompson, former Chairman of the Company and NNN, as a special member, is entitled to receive up to $175,000 annually in compensation from each of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC.

The grants of these membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes cash distributions based on membership interests of $175,000 and $22,000 earned by Mr. Thompson and $159,418 and $50,000 earned by each of Mr. Peters and Ms. Biller from Grubb & Ellis Apartment Management, LLC for each of the calendar years ended December 31, 2007 and 2006, respectively. No cash distributions were paid in 2005. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes cash distributions based on membership interests of $175,000 earned by Mr. Thompson and $413,546 earned by each of Messrs. Peters and Hanson and Ms. Biller from Grubb & Ellis Healthcare Management, LLC for the calendar year ended December 31, 2007. No cash distributions were paid in 2006 or 2005.

As of December 31, 2007 and 2006, the remaining 64.0% and 46.0%, respectively, equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 46.0% equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI; however, the Partnership agreements require that any allocable earnings attributable to GERI’s ownership interests be paid out as performance bonuses to Company employees. As such, Grubb & Ellis Apartment Management, LLC incurred $492,000, $182,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, and Grubb & Ellis Healthcare Management, LLC incurred $882,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, to other Company employees, which was included in compensation expense in the consolidated statement of operations.

In connection with the SEC investigation, as described in Note 20, to the extent that the Company pays the SEC an amount in excess of $1.0 million in connection with any settlement or other resolution of this matter, Mr. Thompson has agreed to forfeit to the Company up to 1,064,800 shares of its common stock. In connection with this arrangement, NNN has entered into an escrow agreement with Mr. Thompson and an independent escrow agent, pursuant to which the escrow agent holds 1,064,800 shares of the Company’s common stock that were otherwise assumable to Mr. Thompson in connection with the NNN formation transactions to secure Mr. Thompson’s obligations to the Company. Mr. Thompson’s liability under this arrangement will not exceed the shares in the escrow. The Company cannot make any assurance as to the value of the shares at the time of any claim under this agreement.

Mr. Thompson has transferred the following amounts of his common stock owned in Capital Corp. to each of Mr. Rogers, our former director (25.0%) and to Kevin K. Hull, the Chief Executive Officer and President of Capital Corp. (25.0%). The transfers to Mr. Rogers were made as follows: 10.0% in November 2005, for a value of $84,000; 5.0% in August 2006, for a value of $169,000; and 10.0% in September 2006 for a value of $337,000. The transfers to Mr. Hull were made as follows: 5.0% in February 2006 for a value of $42,000; and 20.0% in September 2006 for a value of $675,000. Because Mr. Thompson was an affiliate of Capital Corp. at the time of these transfers, these transfers resulted in compensation charges to Capital Corp. In addition, NNN agreed to pay the income taxes (including an associated “gross-up” payment to cover the tax on the tax payment) incurred by Mr. Rogers ($467,000) and Mr. Hull (as to only approximately one-half of such liability, or $191,000) in such transactions.

Mr. Thompson has transferred 25.0% of his common stock interest in Realty to Mr. Rogers as follows: 12.0% in January 2005, for a value of $1.5 million; 4.0% in August 2005, for a value of $685,000; 4.0% in August 2006, for a value of $1.1 million; and 5.0% in September 2006, for a value of $1.4 million. Because Mr. Thompson was an affiliate of Realty at the time of these transfers, these transfers resulted in compensation charges to Realty. In addition, NNN agreed to pay the income taxes (including an associated gross-up payment) aggregating $2.0 million, incurred by Mr. Rogers in such transactions.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

Mr. Thompson and Mr. Rogers have agreed to transfer up to 15.0% of the common stock of Realty they own to Mr. Hanson, assuming he remains employed by the Company in equal increments on July 29, 2007, 2008 and 2009. The transfers will be settled with 743,160 shares of the Company’s common stock (557,370 from Mr. Thompson and 185,790 from Mr. Rogers). Because Mr. Thompson and Mr. Rogers were affiliates of NNN at the time of such transfers, NNN and the Company recognized a compensation charge (See Note 23). Mr. Hanson is not entitled to any reimbursement for his tax liability or any gross-up payment.

On September 20, 2006, the Company awarded Mr. Peters a bonus of $2.1 million, which was payable in 178,957 shares of the Company’s common stock, representing a value of $1.3 million and a cash tax gross-up payment of $854,000.

G REIT, Inc. had agreed to pay Mr. Peters and Ms. Biller, retention bonuses in connection with its stockholder approved liquidation of $50,000 and $25,000, respectively, upon the filing of each of G REIT’s annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. These retention bonuses were agreed to by the independent directors of G REIT and approved by the stockholders of G REIT in connection with G REIT’s stockholder approved liquidation. As of each of December 31, 2007 and December 31, 2006, Mr. Peters and Ms. Biller have received retention bonuses of $200,000 and $100,000 from G REIT, respectively. On January 28, 2008, G REIT’s remaining assets and liabilities were transferred to G REIT Liquidating Trust. Effective January 30, 2008, and March 4, 2008, respectively, Mr. Peters and Ms. Biller irrevocably waived their rights to receive all future retention bonuses from G REIT Liquidating Trust. Additionally, Mr. Peters and Ms. Biller, each were entitled to a performance-based bonus of $100,000 upon the receipt by GERI of net commissions aggregating $5,000,000 or more from the sale of G REIT properties. As of December 31, 2007, Mr. Peters and Ms. Biller have received their performance-based bonuses of $100,000 each from GERI.

T REIT, Inc. had paid performance bonuses in connection with its shareholder approved liquidation to Ms. Biller of $25,000 in August 2005 and $35,000 in March 2006. On July 20, 2007, T REIT’s remaining assets and liabilities were transferred to T REIT Liquidating Trust.

The Company’s directors and officers, as well as officers, managers and employees have purchased, and may continue to purchase, interests in offerings made by the Company’s programs at a discount. The purchase price for these interests reflects the fact that selling commissions and marketing allowances will not be paid in connection with these sales. The net proceeds to the Company from these sales made net of commissions will be substantially the same as the net proceeds received from other sales.

Mr. Thompson has routinely provided personal guarantees to various lending institutions that provided financing for the acquisition of many properties by our programs. These guarantees cover certain covenant payments, environmental and hazardous substance indemnification and indemnification for any liability arising from the SEC investigation of Triple Net Properties. In connection with the formation transactions, the Company indemnified Mr. Thompson for amounts he may be required to pay under all of these guarantees to which Triple Net Properties, Realty or Capital Corp. is an obligor to the extent such indemnification would not require the Company to book additional liabilities on the Company’s balance sheet.

In September 2007, NNN acquired Cunningham Lending Group LLC (“Cunningham”), a company that was wholly-owned by Mr. Thompson, for $255,000 in cash. Prior to the acquisition, Cunningham made unsecured loans to some of the properties under management by GERI. The loans, which bear interest at rates ranging from 8.0% to 12.0% per annum are reflected in advances to related parties on the Company’s balance sheet and are serviced by the cash flows from the programs. In accordance with FIN No. 46R, the Company consolidated Cunningham in its financial statements beginning in 2005.

The Company has made advances totaling $1.0 million and $3.3 million as of December 31, 2007 and December 31, 2006, respectively to Colony Canyon, a property 30.0% owned by Mr. Thompson. The advances

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

bear interest at 10.0% per annum and are required to be repaid within one year (although the repayments can and have been extended from time to time).

NNN was organized in September 2006 to acquire each of Triple Net Properties, Realty, and Capital Corp, to bring the businesses conducted by those companies under one corporate umbrella. On November 30, 2006, NNN completed a $160.0 million private placement of common stock to institutional investors and certain accredited investors with 14.1 million shares of the Company’s common stock sold in the offering at $11.36 per share. Net proceeds from the offering were $146.0 million. Triple Net Properties was the accounting acquirer of Realty and Capital Corp.

23.	EMPLOYEE BENEFIT PLANS

Stock Incentive Plans

Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the conversion as a result of the Merger (see Note 9).

2006 Omnibus Equity Plan — In September 2006, the NNN’s board of directors and then sole stockholder approved and adopted the 2006 Long-Term Incentive Plan (the “2006 Plan”). As a result of the merger of the Company and NNN all issued and outstanding stock option awards under the 2006 Plan were merged into and are subject to the general provisions of the 2006 Omnibus Equity Plan (the “Omnibus Plan”). Awards previously issued pursuant to the 2006 Plan maintain all of the specific rights and characteristics as they held when originally issued, except for the number of shares represented within each award. The numbers of shares contained in awards issued under the 2006 Plan have been multiplied by a conversion factor of 0.88 to calculate a post-merger equivalent share amount for each award. In addition, the exercise price of any option award originally granted under the 2006 Plan has been divided by the same conversion factor of 0.88 to achieve a post-merger equivalent exercise price. All tables contained within this Note 23 of Notes to Consolidated Financial Statements have been retroactively restated to reflect the above conversion factors, effective as if the conversion had been calculated as of January 1, 2005, the earliest date presented.

A total of 2,898,184 shares of common stock (plus restricted shares issuable to outside directors pursuant to a formula contained in the plan) remained eligible for future grant under the Omnibus Plan as of December 31, 2007.

Non-Qualified Stock Options.  Non-qualified stock options, or NQSOs, provide for the right to purchase shares of common stock at a specified price not less than its fair market value on the date of grant, and usually will become exercisable (in the discretion of the administrator) in one or more installments after the grant date, subject to the completion of the applicable vesting service period or the attainment of pre-established performance goals.

In terms of vesting periods, 1,105,219 stock options were granted and vested at the date of merger. Other stock options granted during the year ended December 31, 2007; vest in equal annual increments over the three years following the date of grant. Of the stock options granted during the year ended December 31, 2006, 60,133 options vested and were exercisable on the date of grant. The remaining options vest in equal annual increments over the two years following the date of grant.

These NQSOs are subject to a maximum term of ten years from the date of grant and are subject to earlier termination under certain conditions. Because these stock option awards were granted to the Company’s senior executive officers, no forfeiture rate was assumed.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

The following table provides a summary of the Company’s stock option activity:

			Weighted-
			Average	Weighted-
		Weighted-	Remaining	Average
		Average	Contractual	Grant Date
	Number of	Exercise Price	Term	Fair Value
	Shares	per Share	(In Years)	per Share

Options outstanding as of January 1, 2005	—

Options granted	—
Options exercised	—
Options forfeited or expired	—

Options outstanding as of December 31, 2005	—

Options granted	180,400	$11.36		$4.16
Options exercised	—
Options forfeited or expired	—

Options outstanding as of December 31, 2006	180,400	$11.36	9.87	$4.16

Options granted	610,940	$11.36		$3.61
Options exercised	—
Options forfeited or expired	(140,800)	$11.36		$3.78
Options converted and vested related to acquired company	1,105,219	$7.06		$3.60

Options outstanding as of December 31, 2007	1,755,759	$8.65	6.14	$3.65

Options vested and exercisable as of December 31, 2007	1,196,152	$7.39	4.79	$3.64

Options expected to vest as of December 31, 2007	433,178	$11.36	9.04	$3.67

Options vested and expected to vest as of December 31, 2007	1,629,330	$8.44	5.93	$3.65

Restricted Stock.  Restricted stock may be issued at such price, if any, and may be made subject to such restrictions (including time vesting or satisfaction of performance goals), as may be determined by the administrator. Restricted stock typically may be repurchased by the Company at the original purchase price, if any, or forfeited, if the vesting conditions and other restrictions are not met.

For the years ended December 31, 2007 and 2006, the Company granted restricted stock awards of 1,449,372 shares and 541,200 shares, respectively. Of the 541,200 shares of restricted stock awarded to executive officers and directors during 2006, 456,133 shares were vested as of December 31, 2007. Total compensation expense recognized for restricted stock awards was $5.5 million, $1.7 million, and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. The related income tax benefit for the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $681,000 and $0, respectively. As of December 31, 2007, there was $12.5 million of unrecognized compensation expense related to unvested

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

restricted stock awards that the Company expects to recognize as follows: $5.4 million in 2008, $5.2 million in 2009 and $1.9 million in 2010.

The following table provides a summary of the Company’s restricted stock activity:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Non vested shares outstanding as of January 1, 2005	—

Shares issued	—
Shares vested	—
Shares forfeited	—

Non vested shares outstanding as of December 31, 2005	—

Shares issued	541,200	$10.83
Shares vested	—	—
Shares forfeited	—	—

Non vested shares outstanding as of December 31, 2006	541,200	$10.83
Shares issued upon merger	40,000	$12.49
Shares issued	1,409,372	$10.31
Shares vested	(456,133)	$10.78
Shares forfeited	(102,667)	$10.89

Non vested shares outstanding as of December 31, 2007	1,431,772	$10.37

SFAS No. 123R requires companies to estimate the fair value of equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including exercise price, fair value at date of grant, volatility, and expected life of awards, risk-free interest rates and expected dividend yield. The expected volatility is based on the historical volatility of comparable publicly traded companies in the real estate sector over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of the Company’s stock options represents the average between the vesting and contractual term, pursuant to SAB No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2007 and 2006. No options were granted for the year ended December 31, 2005:

	Year Ended December 31,
	2007	2006	2005

Exercise price	$8.59	$11.36	N/A
Expected term (in years)	5.0	6.0	N/A
Risk-free interest rate	3.97%	4.67%	N/A
Expected volatility	81.79%	43.94%	N/A
Expected dividend yield	4.1%	4.1%	N/A
Fair value at date of grant	$3.45	$3.66	N/A

Option valuation models require the input of subjective assumptions including the expected stock price volatility and expected life. For the years ended December 31, 2007, 2006, and 2005, the Company recognized

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

stock-based compensation related to stock option awards of $619,000 , $281,000 and $0, respectively. The related income tax benefit for the years ended December 31, 2007, 2006 and 2005 was $248,000, $110,000 and $0, respectively. The total fair value of stock options that vested for the years ended December 31, 2007, 2006 and 2005 was $189,000, $250,000 and $0 respectively. As of December 31, 2007, there was $1.1 million in unrecognized compensation expense related to stock option awards that the Company expects to recognize as follows: $634,000 in 2008, $466,000 in 2009 and $29,000 in 2010.

Employment Agreements.  In October 2006, the Company entered into employment agreements with each of Mr. Peters, Mr. Rogers, Ms. Biller, Francene LaPoint, the Company’s Executive Vice President, Accounting and Finance, Mr. Hanson and Mr. Hull. These agreements provide that each of these executives agree to devote substantially all of his or her full working time to NNN’s business. The agreements have a term of three years, and provide for an annual base salary and bonus targets under the performance bonus program. Additional benefits include health benefits and other fringe benefits as the board or compensation committee determines. Mr. Hanson’s employment agreement further provides for a special bonus based on his ability to procure new sources of equity, and Mr. Peters’ new employment arrangement with the combined company provides for a $1.0 million payment for a second residence in California following the close of the Merger and the purchase of a second residence. In January, 2008, Mr. Peters irrevocably waived his right to receive the $1.0 million payment for a second residence in California.

Other stock award.  On September 20, 2006, the Company awarded Mr. Peters a bonus of $2.1 million, which was payable in 178,083 shares of the Company’s common stock for a value of $1.3 million, and cash of $854,000.

Other Equity Awards — In accordance with SFAS No. 123R, share-based payments awarded to an employee of the reporting entity by a related party, or other holder of an economic interest in the entity, as compensation for services provided to the entity are share-based payment transactions to be accounted for under this Statement unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The economic interest holder is one who either owns 10.0% or more of an entity’s common stock or has the ability, directly or indirectly, to control or significantly influence the entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity, and that entity makes a share-based payment to its employee in exchange for services rendered. SFAS No. 123R also requires that the fair value of unvested stock options or awards granted by an acquirer in exchange for stock options or awards held by employees of the acquiree shall be determined at the consummation date of the acquisition. The incremental compensation cost shall be (1) the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus (2) the incremental cost resulting from the acquisition (the fair market value at the consummation date of the acquisition over the fair value of the original grant).

On July 29, 2006, Mr. Thompson and Mr. Rogers agreed to transfer up to 15.0% of the outstanding common stock of Realty to Mr. Hanson, assuming he remained employed by the Company, in equal increments on July 29, 2007, 2008 and 2009. Due to the acquisition of Realty, the transfers were settled with 743,160 shares of the Company’s common stock (557,370 shares from Mr. Thompson and 185,790 shares from Mr. Rogers). Since Mr. Thompson and Mr. Rogers were affiliates who owned more than 10.0% of Realty’s common stock and had the ability, directly or indirectly, to control or significantly influence the entity, and the award was granted to Mr. Hanson in exchange for services provided to Realty which are vested upon completion of the respective service period, the fair value of the award was accounted for as stock-based compensation in accordance with SFAS No. 123R. These shares included rights to dividends or other distributions declared on or prior to July 29, 2009. As a result, the Company recognized $2.7 million and $333,000 in stock-based compensation and a related income tax benefit (deferred tax asset) of $1.1 million and $130,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

was $4.2 million of unrecognized stock-based compensation related to the unvested portion of the award that the Company expects to recognize as follows: $2.7 million in 2008 and $1.5 million in 2009.

On December 7, 2007, Mr. Thompson transferred 528,000 shares of his own Company common stock to Mr. Peters, which vests in equal annual increments over the five years following the date of grant Since Mr. Thompson was affiliate who owned more than 10.0% of the Company’s common stock and had the ability, directly or indirectly, to control or significantly influence the entity, and the award was granted to Mr. Peters in exchange for services provided to the Company which are vested upon completion of the respective service period, the fair value of the award was accounted for as stock-based compensation in accordance with SFAS No. 123R. These shares included rights to dividends or other distributions declared. As a result, the Company recognized $48,000 in stock-based compensation and a related income tax benefit (deferred tax asset) of $19,000 for the year ended December 31, 2007. As of December 31, 2007, there was $3.3 million of unrecognized stock-based compensation related to the unvested portion of the award that the Company expects to recognize as follows: $680,000 in 2008, $678,000 in 2009, $678,000 in 2010, $678,000 in 2011, and $632,000 in 2012.

401k Plan — The Company adopted a 401(k) plan (the “Plan”) for the benefit of its employees. The Plan covers employees of the Company and eligibility begins the first of the month following the hire date. For the years ended December 31, 2007, 2006 and 2005, the Company contributed $764,000, $525,000 and $409,000 to the Plan, respectively.

24.	INCOME TAXES

Effective December 7, 2007, NNN became a wholly owned subsidiary of the Company in a reverse merger under Internal Revenue Code §368(a). As of the merger date, the Company recorded non-amortizable goodwill, and both amortizable and non-amortizable intangible assets. Accordingly, the Company recorded a deferred tax liability of $34.6 million for the value of the intangible assets acquired in the transaction.

As a result of the merger the Company has combined taxable income of $49.6 million and is subject to the highest federal statutory tax rate of 35%. The beginning deferred tax balances of the Company have been adjusted to reflect the 35% tax rate at which the deferred tax balances are expected to be realized, with the appropriate adjustment recorded to either income tax expense or Goodwill based upon which of the merged companies generated such beginning deferred tax balances in accordance with SFAS No. 109 and SFAS No. 141.

Prior to the 144A offering, GERI was organized and operated as a partnership for income tax purposes. Accordingly, its members, rather than GERI, were subject to federal and state income taxes on their respective share of GERI’s taxable income. Accordingly, there was no income tax provision recorded for the periods prior to November 15, 2006 for GERI.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Year Ended December 31,
(In thousands)	2007	2006	2005

Current:
Federal	$16,991	$375	$—
State	3,195	331	—

	20,186	706	—

Deferred:
Federal	(5,313)	(3,956)	—
State	(605)	(980)	—

	(5,918)	(4,936)	—

	$14,268	$(4,230)	$—

The Company recorded prepaid taxes totaling approximately $2.4 million as of December 31, 2007, comprised primarily of tax refund receivables, prepaid tax estimates and tax effected operating loss carrybacks related to state tax filings. The Company also received net tax refunds of approximately $0.3 million during 2007.

Grubb & Ellis Company generated a federal net operating loss (NOL) of approximately $8.2 million for the taxable period of the acquired entity ending on the merger date. This NOL carryforward is subject to an annual limitation under IRC section 382 because the merger caused a change of ownership of the Company of greater than 50%. The annual limitation is approximately $7.3 million. At December 31, 2007, federal net operating loss carryforwards were available to the Company in the amount of approximately $9.1 million which expire from 2008 to 2027.

In evaluating the need for a valuation allowance at December 31, 2007, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes”. Given the historical earnings of the Company, management believes that it is more likely than not that the entire federal net operating loss of $9.1 million will be used in the foreseeable near future, and therefore has recorded no valuation allowance against the deferred tax asset for the federal NOL carryforwards. As of the date of the merger, Grubb & Ellis Company also had state net operating loss carryforwards although a substantial portion of these deferred assets were offset by a valuation allowance totaling $3.0 million, as the future utilization of these state NOLs is uncertain. The Company also recorded an increase to the valuation allowance of $0.08 million in the current period to reflect the net realizable value of the state NOLs at December 31, 2007.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

The differences between the total income tax provision or (benefit) of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for 2007 and 34% for 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,
(In thousands)	2007	2006	2005

Federal income taxes at the statutory rate	$12,366	$4,035	$—
Income of properties not subject to corporate income tax(1)	—	(5,171)	—
Tax benefit of change in tax status	—	(2,875)	—
State income taxes net of federal benefit	1,864	(51)	—
Credits	(250)	—	—
Other	(251)	—	—
Non-taxable income	—	(238)	—
Non-deductible expenses	460	70	—
Change in valuation allowance	79	—	—

	$14,268	$(4,230)	$—

(1)	Represents Grubb & Ellis Realty Investors, LLC income for the period January 1, 2006 through November 15, 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2007 consisted of the following:

(In thousands)	December 31, 2007

Stock compensation	$968
Accrued expenses	3,096
Severance accrual	1,986
Allowance for bad debts	1,608
Deferred revenue	1,750
Workers compensation reserves	703
Net operating losses	2,559
Other	535
Less valuation allowance	(1,561)

Current deferred tax assets:	11,644

Intangible assets	(2,532)
Prepaid service contracts	(1,076)
Other	(182)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

(In thousands)	December 31, 2007

Current deferred tax liabilities:	(3,790)

Net current deferred tax assets	$7,854

Stock compensation	$2,616
Capitalized cost of member redemption	935
Property and equipment	2,568
Legal reserve	2,067
Other	731
Net operating losses	4,125
Less valuation allowance	(1,542)

Noncurrent deferred tax assets	11,500

Intangible assets	(43,693)
Other	(644)

Noncurrent deferred tax liabilities	(44,337)

Net noncurrent deferred tax liabilities	$(32,837)

Net deferred tax liabilities:	$(24,983)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2006 consisted of the following:

(In thousands)	December 31, 2006

Deferred tax assets:
Stock compensation	$959
Accrued expenses	241
Property and equipment	1,075
Allowance for bad debts	833
Deferred revenue	736
Capitalized cost of member redemption	923
Discontinued operations	16
Equity in unconsolidated entities	55
Net operating losses	34

Total gross deferred tax assets:	4,872

Deferred tax liabilities:
State income taxes	—
Other	(3)
Intangible assets	(8,053)

Total gross deferred tax liabilities:	(8,056)

Deferred tax liabilities-net:	$(3,184)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

The Company increased its net deferred tax liabilities by approximately $21.8 million during calendar year 2007 primarily related to an increase in deferred tax liabilities associated with the intangible assets acquired as a result of the merger. These GAAP basis intangible assets are not amortizable for income tax purposes. The deferred tax liabilities are offset by increases in its deferred tax assets pertaining to federal and state NOL carryforwards and stock compensation expense under FAS 123R.

Effective January 1, 2007, the Company adopted FIN No. 48 which defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN No 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates.

As a result of the implementation of FIN No. 48, the Company had no additional liability that was required to be recorded; accordingly, no charge was taken to opening retained earnings on January 1, 2007 upon adoption of FIN No. 48.

The Company classified estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2007, the Company remains subject to examination by certain tax jurisdictions for the tax years ended December 31, 2003 through 2007. There were no significant changes in the accrued liability related to uncertain tax positions during the year ended December 31, 2007, nor does the Company anticipate significant changes during the next 12-month period.

25.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	For The Year Ended December 31, 2007
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$31,748	$43,337	$53,143	$103,202

Operating income	$5,445	$15,058	$6,268	$6,083

Net income to common stockholders	$3,637	$10,234	$4,054	$2,917

Income per common share:
Basic —	$0.10	$0.28	$0.11	$0.07

Weighted average common shares outstanding	36,910	36,910	36,910	43,821

Diluted —	$0.10	$0.28	$0.11	$0.07

Weighted average common shares outstanding	36,949	36,979	37,072	43,826

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 — (Continued)

	For The Year Ended December 31, 2006
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$28,679	$25,009	$24,003	$30,615

Operating income (loss)	$10,521	$5,631	$(488)	$(4,692)

Net income (loss) to common stockholders	$10,617	$5,972	$(540)	$45

Income (loss) per common share:
Basic —	$0.62	$0.35	$(0.03)	$0.00

Weighted average common shares outstanding	17,194	17,194	17,246	27,057

Diluted —	$0.62	$0.35	$(0.03)	$0.00

Weighted average common shares outstanding	17,194	17,194	17,246	27,107

26.	SUBSEQUENT EVENTS

On February 28, 2008, at a special meeting of the stockholders of GERA held to vote on, among other things, the proposed transaction with the Company, GERA failed to obtain the requisite consents of its stockholders to approve its proposed business combination (the transactions contemplated by the Purchase Agreement). Specifically, of the 23,958,334 shares of GERA common stock eligible to vote with respect to the proposed transaction, stockholders holding an aggregate of 22,695,082 shares voted on the transaction. Of those stockholders voting, 17,144,944 shares were cast against the proposed business combination, and the holders of all such 17,144,944 shares also elected to convert their shares into a pro rata share of GERA’s trust account. 4,860,127 shares voted in favor of the proposed business combination, and the remaining shares did not vote with respect to the proposed transaction.

As a result thereof, GERA, in accordance with Section 8.1(f) of the Purchase Agreement, advised the Company in a letter effective February 28, 2008, that it was terminating the Purchase Agreement in accordance with its terms.

As a result of its failure to obtain the requisite stockholder approvals, GERA, in accordance with its charter, will proceed to liquidation having failed to effect a business combination within the proscribed deadline of March 3, 2008. As a consequence, the Company will write-off in the first quarter of 2008 its investment in GERA of approximately $5.6 million, including $4.1 million related to stock and warrant purchases and $1.5 million related to operating advances and third party costs. In addition, the various exclusive service agreements that the Company had previously entered into with GERA for transaction services, property and facilities management, and project management, will no longer be of any force or effect. The Company presently intends to market the three commercial properties so as to affect their sale on or before September 30, 2008, as required under the terms of its credit facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

As previously disclosed by the Company, in its Current Report on Form 8-K filed December 13, 2007, the Company effected its merger with NNN, pursuant to which NNN became a wholly owned subsidiary of the Company. The closing of the Merger constituted a change of control of the Company, as the former stockholders of NNN in the aggregate own approximately 60% of the issued and outstanding common stock of the Company immediately subsequent to the Merger. In addition, the composition of the Company’s board of directors and executive management also changed upon the consummation of the Merger. The Merger was accounted for using the purchase method of accounting under generally accepted accounting principles, and under the purchase method of accounting, NNN is considered the acquirer of the Company.

On December 10, 2007, the audit committee of the Company chose to dismiss Deloitte & Touche LLP (“Deloitte & Touche”), the independent registered public accounting firm that was previously engaged to audit the financial statements of NNN. In the past two years, no report on the financial statements of NNN issued by Deloitte & Touche contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during NNN’s two most recent fiscal years and any subsequent interim period preceding the dismissal of Deloitte & Touche, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Except as described below, there were no reportable events under Item 304(a)(1)(v) of Regulation S-K that occurred during the fiscal years ended December 31, 2005 and December 31, 2006 and through December 10, 2007. The audit committee of the board of directors of the Company has discussed the material weakness described below with Deloitte & Touche, and the Company has authorized Deloitte & Touche to respond fully to the inquiries of a successor auditor concerning the subject matter below.

In connection with Deloitte & Touche’s audit of the annual financial statements of NNN for the year ended December 31, 2006, Deloitte & Touche advised NNN that it believed the following matter constituted a material weakness:

Material weakness related to stock based compensation — NNN did not timely record a stock compensation charge related to an equity award granted to an employee by principal shareholders in exchange for services to be provided to NNN. There is more than a remote likelihood that a material misstatement could have occurred due to the existence of this material weakness in internal control. The misstatement resulted from a deficiency in the operation of internal control over financial reporting.

On December 10, 2007, the audit committee of the Company appointed Ernst & Young who was previously engaged by the Company as its independent registered public accounting firm, to audit financial statements of the Company going forward. During the years ended December 31, 2005 and 2006, and during the transition period from January 1, 2007 through December 10, 2007, the Company did not consult with Ernst & Young in regards to NNN with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement or a reportable event.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2007, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s controls over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

No Management’s Report on Internal Control over Financial Reporting

Although it would otherwise be required to do so, as a consequence of the Merger, the Company has received a waiver from the SEC to comply with the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 that it furnish a report on its internal control over financial reporting with respect to the fiscal year ended December 31, 2007, and it will not have to do so until it files its Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

No Auditor’s Report on Internal Control

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Although it would otherwise be required to do so, as a consequence of the Merger, the Company has received a waiver from the SEC to comply with the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 that it furnish a report from its independent registered public accounting firm on its internal control over financial reporting with respect to the fiscal year ended December 31, 2007, and it will not have to do so until it files its Annual Report on Form 10-K for the fiscal year ending December 31, 2008. See “Risk Factors — Risks Related to the Company in General — The Company will not be required to furnish an auditor’s report on its internal control over financial reporting until December 2008.”

GRUBB & ELLIS COMPANY

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information about the Directors

The Company’s Board is comprised of three Classes of directors. The term of office of each Class A director extends until the first annual meeting of Company stockholders following the special meeting held December 6, 2007 (the “Special Meeting”) and until his successor is elected and qualified. The term of office of each Class B director extends until the second annual meeting of Company stockholders following the Special Meeting and until his successor is elected and qualified. The term of office of each Class C director extends until the annual meeting of Company stockholders in 2010 and until his successor is elected and qualified. Thereafter, the term of each Class shall be three years from the applicable annual meeting.

Class A directors

Scott D. Peters	50, has served as the Company’s Chief Executive Officer and President and as a director of the Company since December 2007. Mr. Peters joined NNN’s predecessor, GERI, in September 2004 as Executive Vice President and Chief Financial Officer. Mr. Peters served as Chief Executive Officer and President of NNN since November 2006, a director since September 2006 and Chairman since December 2007. Mr. Peters has also served as Chairman, President and Chief Executive Officer of Grubb & Ellis Healthcare REIT, Inc. since April 2006, Executive Vice President and a director of Grubb & Ellis Apartment REIT, Inc. since January 2006 and April 2007, respectively, and President and Chief Executive Officer of G REIT, Inc., from December 2005 to January 2008, having previously served as that company’s Executive Vice President and Chief Financial Officer from September 2004 to December 2005. Mr. Peters served as Senior Vice President and Chief Financial Officer and a director of Golf Trust America, Inc., a publicly traded real estate investment trust, from February 1997 to February 2007.

Harold H. Greene	69, has served as a director of the Company since December 2007. Mr. Greene also has served as a director of NNN from November 2006 to December 2007. Mr. Greene is a 40-year veteran of the commercial and residential real estate lending industry. He most recently served as the Managing Director for Bank of America’s California Commercial Real Estate Division from 1998 to his retirement in 2001, where he was responsible for lending to commercial real estate developers in California and managed an investment portfolio of approximately $2.6 billion. From 1990 to 1998, Mr. Greene was the Executive Vice President of SeaFirst Bank in Seattle, Washington and prior to that he served as the Vice Chairman of MetroBank from 1989 to 1990 and in various positions, including Senior Vice President in charge of the Asset Based Finance Group, with Union Bank, where he worked for 27 years. Mr. Greene currently serves as a director of Gary’s and Company (men’s clothing retailer), as a director and member of the audit committee of Paladin Realty Income Properties, Inc., and as a director and member of the audit, compensation and nominating and corporate governance committees of William Lyon Homes.

D. Fleet Wallace	40, has served as a director of the Company since December 2007. Mr. Wallace also has served as a director of NNN from November 2006 to December 2007. Mr. Wallace is a principal and co-founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in October 2004. Mr. Wallace also serves as principal of

Greystone Capital Management, LLC, formed in September 2001, and helps manage Greystone Fund, L.P. Greystone Fund, L.P. is a professionally managed opportunity fund invested primarily in promising venture capital opportunities and distressed assets. From April 1998 to August 2001, Mr. Wallace served as corporate counsel and assistant secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with McGuire Woods in Richmond, Virginia. Mr. Wallace has also served as a Trustee of G REIT Liquidating Trust since January 2008.

Class B directors

Robert J. McLaughlin	75, has served as a director of the Company since July 2004. Mr. McLaughlin previously served as a director of the Company from September 1994 to March 2001. He founded The Sutter Group in 1982, a management consulting company that focuses on enhancing shareholder value, and currently serves as its President. Previously, Mr. McLaughlin served as President and Chief Executive Officer of Tru-Circle Corporation, an aerospace subcontractor, from November 2003 to April 2004, and as Chairman of the Board of Directors of Imperial Sugar Company from August 2001 to February 2003, and as Chairman and Chief Executive Officer from October 2001 to April 2002. He is also a director of Imperial Sugar Company.

Gary H. Hunt	59, has served as a director of the Company since December 2007. Mr. Hunt also has served as a director of NNN from November 2006 to December 2007. Mr. Hunt has served as the managing partner of California Strategies, LLC, a privately held consulting firm in Irvine, California that works with large homebuilders, real estate companies and government entities since 2001. Prior to serving with California Strategies, Mr. Hunt was the executive vice president and served on the board of directors and on the Executive Committee of the Board of The Irvine Company, a 110-year-old privately held company that plans, develops and invests in real estate primarily in Orange County, California for 25 years. He also serves on the board of directors of Glenair Inc., The Beckman Foundation and William Lyon Homes. Mr. Hunt has also served as a Trustee of G REIT Liquidating Trust since January 2008.

Glenn L. Carpenter	65, has served as a director of the Company since December 2007 and has served as Chairman of the Board of the Company since February 8, 2008. Mr. Carpenter also has served as a director of NNN from November 2006 to December 2007. Since August 2001, Mr. Carpenter has served as the Chief Executive Officer, President and Chairman of FountainGlen Properties, LP, a privately held company in Newport Beach, California, that develops, owns and operates apartment communities for active seniors. Prior to serving with FountainGlen, from 1994 to 2001, Mr. Carpenter was the Chief Executive Officer and founder of Pacific Gulf Properties Inc., a publicly traded REIT that developed and operated industrial business parks and various types of apartment communities. From 1970 to 1994, Mr. Carpenter served as Chief Executive Officer and President, and other officer positions of Santa Anita Realty Enterprises Inc., a publicly traded REIT that owned and managed industrial office buildings, apartments and shopping centers. He has received numerous honors in the real estate field including the 2000 Real Estate Man of the Year Award and was voted the 1999 Orange County Entrepreneur of the Year for real estate. Mr. Carpenter sits on the board of councilors of the School of Gerontology at the University of Southern California and is a

council and executive board member of the American Seniors Housing Association.

Class C directors

C. Michael Kojaian	46, has served as a director of the Company since December 1996, and served as the Chairman of the Board of Directors of the Company from June 2002 until December 7, 2007. He has been the President of Kojaian Ventures, L.L.C. and also Executive Vice President, a director and a shareholder of Kojaian Management Corporation, both of which are investment firms headquartered in Bloomfield Hills, Michigan, since 2000 and 1985, respectively. He is also a director of Arbor Realty Trust, Inc. Mr. Kojaian has also served as the Chairman of the Board of Directors of Grubb & Ellis Realty Advisors, Inc., an affiliate of the Company, since its inception in September 2005, and as its Chief Executive Officer since December 13, 2007.

Rodger D. Young	61, has served as a director of the Company since April 2003. Mr. Young has been a name partner of the law firm of Young & Susser, P.C. since its founding in 1991, a boutique firm specializing in commercial litigation with offices in Southfield, Michigan and New York City, since its founding in 1991. In 2001, Mr. Young was named Chairman of the Bush Administration’s Federal Judge and U.S. Attorney Qualification Committee by Governor John Engler and Michigan’s Republican Congressional Delegation. Mr. Young is a member of the American College of Trial Lawyers and was listed in the 2007 edition of Best Lawyers of America. Mr. Young was named by Chambers International and by Best Lawyers in America as one of the top commercial litigators in the United States.

Communications with the Directors

Stockholders, employees and others interested in communicating with the Chairman of the Board may do so by writing to Glenn L. Carpenter, c/o Corporate Secretary, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. Stockholders, employees and others interested in communicating with any of the other directors of the Company may do so by writing to such director, c/o Corporate Secretary, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Information About Executive Officers

Scott Peters has served as the Company’s Chief Executive Officer and President since December 2007. For information on Mr. Peters see “Information about the Directors” above. In addition, to Mr. Peters, the following are the current executive officers of the Company:

Andrea R. Biller	58, has served as Executive Vice President, General Counsel and Secretary of the Company since December 2007. She joined GERI in March 2003 as General Counsel and served as NNN’s General Counsel, Executive Vice President and Secretary since November 2006 and director since December 2007. Ms. Biller also has served as Executive Vice President and Secretary of Grubb & Ellis Healthcare REIT, Inc. since April 2006, Secretary of Grubb & Ellis Apartment REIT, Inc. since January 2006. Ms. Biller served as Executive Vice President of G REIT, Inc. from December 2005 to January 2008 and Secretary of G REIT from June 2004 to January 2008. Ms. Biller served as Special Counsel at the Securities and Exchange Commission, Division of Corporate Finance, in Washington D.C. from 1995-2000, and as a private attorney specializing in corporate and securities law from 1990-1995 and

2000-2002. Ms. Biller is licensed to practice law in California, Virginia, and Washington, D.C.

Jeffrey T. Hanson	37, has served as Chief Investment Officer of the Company since January 2008. He has served as Chief Investment Officer of NNN since November and joined NNN in July 2006 as the President and Chief Executive Officer of Realty. From 1996 to July 2006, Mr. Hanson was a Senior Vice President with the Grubb and Ellis Institutional Investment Group in Grubb & Ellis’ Newport Beach office. Mr. Hanson served as a real estate broker with CB Richard Ellis from 1996 to 1997. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors.

Francene LaPoint	43, has served as the Company’s Executive Vice President, Accounting and Finance since December 2007. She has served as Chief Financial Officer of NNN since November 2006 and director since December 2007. Ms. LaPoint joined GERI as Senior Vice President and Controller in July 2004 and was named Executive Vice President and Controller in August 2005. Ms. LaPoint served as Senior Vice President and Corporate Controller of Hawthorne Savings, FSB (Hawthorne Financial Corporation), a publicly traded financial institution, from June 1999 to June 2004. From January 1996 to June 1999, Ms. LaPoint served with PricewaterhouseCoopers from where she obtained her CPA license.

Robert H. Osbrink	61, has served as Executive Vice President of the Company since December 2001 and was named President of Transaction Services in February 2004. During the five years prior to December 2001, Mr. Osbrink served in a progression of regional managerial positions in the Los Angeles and Southwestern United States areas for the Company. Mr. Osbrink also acted as a Co-Chief Executive Officer of the Company from April 2003 until March 2005.

Richard W. Pehlke	54, has served as the Executive Vice President and Chief Financial Officer of the Company since February 2007. Prior to joining the Company, Mr. Pehlke served as Executive Vice President and Chief Financial Officer and a member of the board of directors of Hudson Highland Group, a publicly held global professional staffing and recruiting business, from 2003 to 2005. From 2001 to 2003, Mr. Pehlke operated his own consulting business specializing in financial strategy and leadership development. In 2000, he was Executive Vice President and Chief Financial Officer of ONE, Inc. a privately held software implementation business. Prior to 2000, Mr. Pehlke held senior financial positions in the telecommunications, financial services and food and consumer products industries.

Dylan Taylor	37, has served as Executive Vice President of the Company since January 2008, and President of its Corporate Services Group since October 2007. He was named Acting President of Global Client Services and Grubb and Ellis Management Services, Inc. in January 2008. Mr. Taylor joined the Company in 2005 as Executive Vice President, Regional Managing Director, Corporate Services. Prior to joining the Company, Mr. Taylor spent more than five years as Senior Vice President, Corporate Solutions at Jones Lang LaSalle.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders holding ten percent (10%) or more of our voting securities (“Insiders”) to file with the SEC reports showing their ownership and changes in ownership of Company securities, and to send copies of these filings to us. To our knowledge, based upon review of copies of such reports furnished to us and upon written representations that the Company has received to the effect that no other reports were required during the six months ended December 31, 2007, the Insiders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The Company has adopted, and revised effective January 25, 2008, a code of business conduct and ethics (“Code of Business Conduct and Ethics”) that applies to all of the Company’s directors, officers, employees and independent contractors, including the Company’s principal executive officer, principal financial officer and controller and complies with the requirements of the Sarbanes-Oxley Act of 2002 and the NYSE listing requirements. The January 25, 2008 revision was effected to make the Code of Business Conduct and Ethics consistent with the amendment of even date to the Company’s by-laws so as to provide that members of the board of directors who are not an employee or executive officer of the Company (“Non-Management Directors”) have the right to directly or indirectly engage in the same or similar business activities or lines of business as the Company, or any of its subsidiaries, including those business activities or lines of business deemed to be competing with the Company or any of its subsidiaries. In the event that the Non-Management Director acquires knowledge, other than as a result of his or her position as a director of the Company, of a potential transaction or matter that may be a corporate opportunity for the Company, or any of its subsidiaries, such Non-Management Director shall be entitled to offer such corporate opportunity to the Company as such Non-Management Director deems appropriate under the circumstances in their sole discretion.

The Company’s Code of Business Conduct and Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the code, and accountability. In addition, the Company maintains an Ethics Hotline with an outside service provider in order to assure compliance with the so-called “whistle blower” provisions of the Sarbanes Oxley Act of 2002. This toll-free hotline and confidential web-site provide officers, employees and independent contractors with a means by which issues can be communicated to management on a confidential basis. A copy of the Company’s Code of Business Conduct and Ethics is available on the company’s website at www.grubb-ellis.com and upon request and without charge by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Corporate Governance Guidelines

Effective July 6, 2006, the Board adopted corporate governance guidelines to assist the Board in the performance of its duties and the exercise of its responsibilities. The Company’s Corporate Governance Guidelines are available on the Company’s website at www.grubb-ellis.com and printed copies may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Audit Committee

The Audit Committee of the Board is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the rules thereunder. The Audit Committee operates under a written charter adopted by the Board of Directors. The charter of the Audit Committee was last revised effective January 28, 2008 and is available on the Company’s website at www.grubb-ellis.com and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. The current members of the Audit Committee are Robert McLaughlin, Chair, Harold H. Greene and D. Fleet Wallace. The Board has determined that the members of the Audit Committee are independent under the NYSE listing requirements and the Exchange Act and the rules thereunder, and that Mr. McLaughlin is an audit committee financial expert in accordance with rules established by the SEC.

Corporate Governance and Nominating Committee

The functions of the Company’s Corporate Governance and Nominating Committee are to assist the Board with respect to: (i) director qualification, identification, nomination, independence and evaluation; (ii) committee structure, composition, leadership and evaluation; (iii) succession planning for the CEO and other senior executives; and (iv) corporate governance matters. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board, which is available on the Company’s website at www.grubb-ellis.com access and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. The current members of the Corporate Governance and Nominating Committee are Rodger D. Young, Chair, Gary H. Hunt and Harold H. Greene. The Board has determined that Messrs. Young, Hunt and Greene are independent under the NYSE listing requirements and the Exchange Act and the rules thereunder.

Certifications

On December 17, 2007, the Company’s General Counsel certified to the NYSE that she was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company has filed with the SEC, as an exhibit to this Annual Report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis describes the governance and oversight of the Company’s executive compensation programs and the material elements of compensation paid or awarded to those who served as the Company’s principal executive officer, the Company’s principal financial officer, and the three other most highly compensated executive officers of the Company during the period from January 1, 2007 through December 31, 2007 (collectively, the “named executive officers” or “NEOs” and individually, a “named executive officer” or “NEO”). The specific amounts and material terms of such compensation paid, payable or awarded are disclosed in the tables and narrative included in this section of this annual report on Form 10-K.

In accordance with generally accepted accounting principles, as a consequence of the Merger, the operating results of the Company for the twelve months ended December 31, 2007, including these relating to executive compensation, set forth in the consolidated financial statements in Item 8 of this Report, reflect the full year operating results of the NNN legacy business and the operating results of Grubb & Ellis legacy business for the period December 8, 2007 through December 31, 2007. Notwithstanding this financial disclosure of the Company’s operating results (which includes compensation expense) in Item 8 as a consequence of the Merger, certain of the compensation disclosure in this Item 11 is broader than provided in the financial statements with respect to those instances where the Company believes that such broader disclosure provides stockholders with more complete and relevant disclosure. For instance, the compensation disclosure provided with respect to the Company’s NEOs and directors with respect to calendar years 2007 and 2006 represent their full year’s compensation for each of those years, incurred by either NNN or legacy Grubb & Ellis, as applicable, with respect to calendar year 2006, and incurred by either NNN or legacy Grubb & Ellis, as applicable, with respect to the entire 2007 calendar year, except for the period December 8, 2007 through December 31, 2007, for which three (3) week stub period the Company incurred the entire compensation to all NEOs and directors.

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

The Compensation Committee approves, subject to further, final approval by the full Board of Directors, (a) all compensation arrangements and terms of employment, and any material changes to the compensation arrangements or terms of employment, for the NEOs and certain other key employees (including employment agreements and severance arrangements), and (b) the establishment of, and changes to, equity-based awards programs. In addition, each calendar year, the Compensation Committee approves the annual incentive goals and objectives of each NEO and certain other key employees, evaluates the performance of each NEO and certain other key employees against the approved performance goals and objectives applicable to him or her, determines whether and to what extent any incentive awards have been earned by each NEO, and makes recommendations to the Company’s Board of Directors regarding the approval of incentive awards.

Consistent with the Compensation Committee’s objectives, the Company’s overall compensation program is structured to attract, motivate and retain highly qualified executives by paying them competitively and tying their compensation to the Company’s success as a whole and their contribution to the Company’s success.

The Compensation Committee also provides general oversight of the Company’s employee benefit and retirement plans.

The Compensation Committee operates under a written charter adopted by the full Board and revised effective December 10, 2007, which is available on the Company’s website at www.grubb-ellis.com. Printed copies may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Use of Consultants

Under its Charter, the Compensation Committee has the power to select, retain, compensate and terminate any compensation consultant it determines is useful in the fulfillment of the Committee’s responsibilities. The Committee also has the authority to seek advice from internal or external legal, accounting or other advisors.

In the fourth quarter of 2007, and in anticipation of the closing of the Merger, the Company engaged the services of FPL Associations Compensation, an outside consulting firm, to provide a comprehensive compensation study of the merged companies for the Compensation Committee and the board of directors with respect to an analysis of, and proposed designs and recommendations for, compensation arrangements primarily for the NEO’s, other lay service executives, directors, brokers and the board.

The Company has previously engaged the services of Ferguson Partners, an affiliate of FPL Associates Compensation. In February 2007, Ferguson Partners managed the search for the Company’s Chief Financial Officer which resulted in the hiring of the Company’s Chief Financial Officer, Richard W. Pehlke in February 2007. In conjunction with the search, Ferguson Partners advised the Committee with respect to Mr. Pehlke’s compensation arrangements and terms of employment. Similarly, the Compensation Committee has used the services of Ferguson Partners in the past in connection with the search and establishment of the compensation arrangements and terms of employment for the other executive officers. In each instance, and in connection with the study conducted by its affiliate, FPL Associates Compensation in the fourth quarter of 2007, Ferguson Partners and FPL Associates Compensation provided to the Compensation Committee and the board with information regarding comparative market compensation arrangements.

Role of Executives in Establishing Compensation

In advance of each Compensation Committee meeting, the Chief Executive Officer and the Chief Operating Officer work with the Compensation Committee Chairman to set the meeting agenda. The Compensation Committee periodically consults with the Chief Executive Officer of the Company with respect to the hiring and the compensation of the other NEOs and certain other key employees. Members of management, typically the Chief Executive Officer, the Chief Financial Officer and General Counsel, regularly participate in non-executive portions of Compensation Committee meetings.

Certain Compensation Committee Activity

The Compensation Committee met five times during the year ended December 31, 2007 and in fulfillment of its obligations, among other things, determined on December 10, 2007, based upon a compensation study prepared by FPL Associates Compensation that had been commissioned by the Company in contemplation of the Merger, that the annual compensation for independent, outside directors should be as follows: (i) an annual retainer fee of $50,000 per annum; (ii) a fee of $1,500 for each regular meeting of the board of directors attended in person or telephonically; (iii) a fee of $1,500 for each standing committee member of the board of directors attended in person or telephonically; and (iv) $60,000 worth of restricted shares of common stock issued at the then current market price of the common stock, to vest ratably in equal annual installments over three years, except in the event of a change in control, in which event vesting is accelerated. In addition, on March 12, 2007 the Compensation Committee, in consultation with FPL Associates Compensation, revised the compensation arrangements for the non-executive Chairman of the Board to provide for an annual aggregate retainer fee of $100,000, an aggregate of $140,000 worth of restricted stock per annum and an expense allowance of $25,000 per annum. Outside directors are also required to commit to an equity position in the Company over five years in the amount equal to $250,000 worth of common stock which may include annual restricted stock grants to the directors. The directors are also to be reimbursed for lodging and travel expenses in connection with attending meetings of the board.

Compensation Philosophy, Goals and Objectives

As a commercial real estate services company, the Company is a people oriented business which strives to create an environment that supports its employees in order to achieve its growth strategy and other goals established by the board so as to increase stockholder value over the long term.

The primary goals and objectives of the Company’s compensation programs are to:

•	Compensate management, key employees, independent contractors and consultants on a competitive basis to attract, motivate and retain high quality, high performance individuals who will achieve the Company’s short-term and long term goals; and

The Compensation Committee established these goals in order to enhance stockholder value.

•	Motivate and reward executive officers whose knowledge, skill and performance are critical to the Company’s success;

•	Align the interests of the Company’s executive officers and stockholders through equity-based long-term incentive awards that motivate executive officers to increase stockholder value and reward executive officers when stockholder value increases; and

•	Ensure fairness among the executive management team by recognizing contributions each executive officer makes to the company’s success.

The Company believes that it is important for variable compensation, i.e. where an NEO has a significant portion of his or her total “cash compensation” as risk, to constitute a significant portion of total compensation and that such variable compensation be designed so as to reward effective team work (through the achievement of Company-wide financial goals) as well as the achievement of individual goals (through the achievement of business unit/functional goals and individual performance goals and objectives). The Company believes that this dual approach best aligns the individual NEO’s interest with the interests of the stockholders.

Compensation During Term of Employment

The Company’s compensation program for NEOs is comprised of five key elements — base salary, annual bonus incentive compensation, long-term cash incentives, stock-based compensation and incentives and a retirement plan — that are intended to balance the goals of achieving both short-term and long-term results which the Company believes will effectively align management with stockholders.

Base Salary

Amounts paid to NEOs as base salaries are included in the column captioned “Salary” in the Summary Compensation Table below. The base salary of each NEO is determined based upon their position, responsibility, qualifications and experience, and reflects consideration of both external comparison to available market data and internal comparison to other executive officers.

The base salary for an NEO is typically established at the time of the negotiation of his or her respective employment agreement. In the cases of each of the Company’s Chief Financial Officer and Executive Vice President, Richard W. Pehlke, General Counsel Andrea R. Biller, Executive Vice President and Secretary former Chief Executive Officer, Mark E. Rose, Executive Vice President, Accounting and Finance, Francene LaPoint, Chief Investment Officer, Jeffrey T. Hanson, and former Executive Vice President and President of Global Client Services, Maureen E. Ehrenberg, the compensation of each of these executives has not been adjusted since the inception of their current respective employment agreements. Pursuant to the Merger Agreement, upon the closing of the Merger, the base salary of Scott D. Peters, the Company’s Chief Executive Officer and President, was increased to $600,000 per year from $550,000 per year.

The base salary component is designed to constitute between 20% and 50% of total annual compensation at target for the NEOs based upon each individual’s position in the organization and the Committee’s determination of each position’s ability to directly impact the Company’s financial results.

Annual Bonus Incentive Compensation

Amounts paid to NEOs under the annual bonus plan are included in the column captioned “Bonus” in the Summary Compensation Table below. In addition to earning base salaries, each of the Company’s NEOs is eligible to receive an annual cash bonus, the target amount of which is set by the individual employment agreement with each NEO. The annual bonus incentive of each NEO is determined based upon his or her position, responsibility, qualifications and experience, and reflects consideration of both external comparison to available market data and internal comparison to other executive officers.

No NEO had a change in his or her annual bonus target incentive compensation during the year ended December 31, 2007.

In 2007, the bonus plan with respect to those NEOs who were executive officers of the legacy Grubb & Ellis Company had a formulaic component based on achievement of specified Company earnings before interest and taxes (“EBIT”) and business unit/function EBIT goals and also a component based on the achievement of personal goals and objectives designed to enhance the overall performance of the Company. The bonus plan of those NEOs, who were executive officers of the NNN, while taking into account NNN’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as well as personal goals and objectives, was not formulaic, but rather, more discretionary in nature. Beginning in 2008, the bonus plan for all NEOs has been standardized and will be tied to the specified targets based on the Company’s EBITDA as discussed below.

The annual cash bonus plan target for NEOs is between 50% and 200% of base salary and is designed to constitute from 20% to 50% of an NEO’s total annual target compensation. The bonus plan component is based on each individual’s role and responsibilities in the company and the Committee’s determination of each NEO’s ability to directly impact the Company’s financial results.

The Compensation Committee reviews each NEO’s bonus plan annually. Annual Company EBITDA targets are determined in connection with the annual calendar-year based budget process. A minimum threshold of 80% of Company EBITDA must be achieved before any payment is awarded with respect to this component of bonus compensation. At the end of each calendar year, the Chief Executive Officer reviews the performance of each of the other NEOs and certain other key employees against the financial objectives and against their personal goals and objectives and makes recommendations to the Compensation Committee for payments on the annual cash bonus plan. The Compensation Committee reviews the recommendations and forwards these to the Board for final approval of payments under the plan.

The Compensation Committee and the full Board approved all bonus payments made to the NEOs.

During 2007, the Compensation Committee revised the calendar 2007 bonus plans for the Grubb & Ellis legacy NEOs to increase the percentage of bonus tied to the Company’s EBIT performance in order to more closely link the annual bonus to the Company’s overall financial performance. The chart directly below captioned “Annual Bonus Incentive Compensation” provides the details of the calendar 2006 and calendar 2007 plans.

In addition to the annual bonus program, from time to time the Board may establish one-time cash bonuses related to the satisfactory performance of identified special projects. Upon the closing of the Merger, Scott D. Peters, the Company’s Chief Executive Officer and President received (i) a special one-time transaction success fee of $1,000,000, (ii) 528,000 shares of common stock of the Company from Anthony W. Thompson, the former Chairman of the Board of the Company, and (iii) the right to receive up to $1,000,000 for a second residence in California, which right Mr. Peters irrevocably waived in January, 2008. Such 528,000 shares of common stock received by Mr. Peters from Mr. Thompson vest in equal, annual installments over five years and are subject to Mr. Peters’ continuing employment with the Company.

Annual Bonus Incentive Compensation

	Calendar 2007					Calendar 2006
	% of Bonus Based Upon					% of Bonus Based Upon
	Bonus			Business		Bonus		Business
	Target as			Unit/	Personal	Target as		Unit/	Personal
	% of Base		Company	Function	Goals and	% of Base	Company	Function	Goals and
	Salary		EBIT	EBIT	Objectives	Salary	EBIT	EBIT	Objectives

Mark E. Rose	200%		90%	—	10%	200%	60%	—	40%
Former Chief Executive Officer
Scott D. Peters	200%		—	—	—	—	—	—	—
Current Chief Executive Officer
Richard W. Pehlke	50	%(1)	90%	—	10%	—	—	—	—
Chief Financial Officer
Francene LaPoint	100%		—	—	—	—	—	—	—
Executive Vice President, Accounting and Finance
Chief Financial Officer, NNN
Andrea R. Biller	150%		—	—	—	—	—	—	—
Executive Vice President, General Counsel and Secretary
Maureen A. Ehrenberg	80%		30%	60%	10%	80%	30%	60%	10%
Executive Vice President, and President Global Client Services
Jeffrey T. Hanson	100%		—	—	—	—	—	—	—
Chief Investment Officer

(1)	Mr. Pehlke has a minimum guaranteed bonus of $125,000 for calendar 2007, prorated based on his hire date (equal to $110,577).

Stock-Based Compensation and Incentives

The compensation associated with stock awards granted to NEOs is included in the Summary Compensation Table and other tables below (including the charts that show outstanding equity awards). Equity grants to the Company’s NEOs have generally been made at the time of the entering into of their individual employment agreements and, except as provided by such employment agreements and the June 27, 2007 grant of an aggregate of 532,400 restricted shares of common stock to various executives of NNN, no new grants were made to NEOs during the year ended December 31, 2007. The equity grants are intended to align management with the long-term interests of the Company’s stockholders and to have a retentive effect upon the Company’s NEOs. The Compensation Committee and the Board of Directors approve all equity grants to NEOs.

Pursuant to his employment agreement, Mr. Pehlke has an annual equity performance based bonus plan (in addition to his annual cash bonus plan) under which he may be granted restricted shares valued at up to 65% of his base salary, which, if awarded, would vest on the third anniversary of the date of grant. This plan is covered in more detail in the section entitled “Employment Contracts and Compensation Arrangements — Richard W. Pehlke”.

Profit Sharing Plan

NNN has established a profit sharing plan for its employees, pursuant to which NNN provides matching contributions. Generally, all employees are eligible to participate following one year of service with NNN. Matching contributions are made in NNN’s sole discretion. Participants’ interests in their respective contribution account vests over 4 years, with 0.0% vested in the first year of service, 25.0% in the second year, 50.0% in the third year and 100.0% in the fourth year.

Retirement Plans

The amounts paid to the Company’s NEOs under the retirement plan are included in the column captioned “All Other Compensation” in the Summary Compensation Table directly below. The Company have established and maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”) to cover the Company’s eligible employees including the Company’s NEOs. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax deferred basis through contributions to the 401(k) Plan. The Company’s 401(k) Plan is intended to constitute a qualified plan under Section 401(k) of the Code and its associated trust is intended to be exempt from federal income taxation under Section 501(a) of the Code. The Company makes Company matching contributions to the 401(k) Plan for the benefit of the Company’s employees including the Company’s NEOs.

Personal Benefits and Perquisites

The amounts paid to the Company’s NEOs for personal benefits and perquisites are included in the column captioned “All Other Compensation” in the Summary Compensation Table below. Perquisites to which all of the Company’s NEOs are entitled include health, dental, life insurance, long-term disability, profit-sharing and a 401(k) savings plan, and 100% of the premium cost of health insurance for certain NEOs is paid for by the Company. In addition, Mr. Rose and Ms. Ehrenberg, former NEOs, were entitled to reimbursement for Supplemental Life Insurance premiums up to $2,500 per year, reimbursement of up to $3,000 per year for additional long term disability insurance, reimbursement for an annual physical up to $500 per year and payment of club dues/memberships up to $3,000 per year. In addition, Mr. Rose was entitled to reimbursement of additional club dues of $12,320 per year. Upon the closing of the Merger, Scott D. Peters, the Company’s Chief Executive Officer and President had the right to receive up to $1,000,000 for a second residence in California, which right Mr. Peters irrevocably waived in January, 2008.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the calendar years ended December 31, 2007 and 2006 earned by or paid to the Company’s named executive officers for such full calendar years (by either NNN or legacy Grubb & Ellis, as applicable, prior to the Merger, and by the Company subsequent to the Merger) notwithstanding the Company’s consolidated financial statement disclosure set forth in Item 8 of this Report, and sets forth (i) with respect to calendar year ended December 31, 2007, the results of operations (of which compensation is a component) of NNN’s business for the full twelve month period and the results of operations of the legacy Grubb & Ellis business for the period December 8, 2007 through December 31, 2007, and (ii) with respect to calendar year ended December 31, 2006, the results of operations of NNN business only.

								Change in
								Pension Value
								And
							Non-Equity	Nonqualified
	Year					Option	Incentive Plan	Deferred	All other
Name and	Ended	Salary	Bonus		Stock	Awards	Compensation	Compensation	Compensation
Principal Position	December	($)	($)		Awards($)(5)	($)(6)	($)	Earnings	($)(3)(7)(8)	Total

Mark E. Rose	2007	$527,600	$—		$1,583,344	$633,638	$62,900	—	$2,345,589 (9)	$5,153,071
Former Chief Executive Officer	2006	500,000	377,368		458,329	534,129	—	—	16,878	1,886,704
Scott D. Peters	2007	587,808	1,825,800		2,610,555	91,250	—	—	655,621	5,771,034
Current Chief Executive Officer	2006	611,250	1,125,900	(2)	1,834,669	81,345			977,260	4,630,424
Richard W. Pehlke(10)	2007	299,500	200,000		49,770	198,808	—	—	—	748,078
Executive Vice President, and Chief Financial Officer	2006	—	—		—	—	—	—	—	—
Francene LaPoint	2007	350,000	280,800		763,913	73,000	—	—	24,090	1,491,803
Executive Vice President, Accounting and Finance	2006	277,899	270,720		237,500	65,076	—	—	23,449	874,644
Andrea R. Biller	2007	400,000	451,000		1,286,413	73,000	—	—	592,134	2,802,547
Executive Vice President, General Counsel and Secretary	2006	391,674	501,200	(2)	411,667	65,076	—	—	72,834	1,442,451
Maureen A. Ehrenberg	2007	360,000	—		166,646	—	74,100	—	1,219,186 (9)	1,819,932
Executive Vice President, and President, Global Client Services	2006	360,000	247,326		166,680	—	—	—	2,650	776,656
Jeffrey T. Hanson	2007	350,000	500,350		3,410,352	45,625	—	—	425,106	4,731,433
Chief Investment Officer	2006	117,628 (1)	1,212,180	(4)	726,079	40,673	—	—	1,083	2,097,643

(1)	Mr. Hanson’s annual salary for fiscal 2006 was $250,000. The $117,628 represents amounts paid or to be paid to Mr. Hanson from July 29, 2006 (the date Mr. Hanson joined GERI) through December 31, 2006.

(2)	Bonus amounts include bonuses of $100,000 earned in fiscal 2006 to each of Mr. Peters and Ms. Biller upon the receipt by NNN from G REIT, a public non-traded REIT that NNN sponsored, of net commissions aggregating $5 million or more from the sale of G REIT properties pursuant to a plan of liquidation approved by G REIT stockholders.

(3)	All other compensation also includes: (i) cash distributions based on membership interests of $159,418 and $50,000 earned by each of Mr. Peters and Ms. Biller from Grubb & Ellis Apartment Management, LLC for each of the calendar years ended December 31, 2007 and December 2006, respectively; and (ii) cash distributions based on membership interests of $413,546 and $0 earned by each of Messrs. Peters and Hanson and Ms. Biller from Grubb & Ellis Healthcare Management, LLC for each of the calendar years ended December 31, 2007 and December 2006, respectively.

(4)	Mr. Hanson was appointed GERI’s Managing Director, Real Estate on July 29, 2006. His bonus amount included a $750,000 sign-on bonus that was paid in September 2006. Amount also included a special bonus paid to Mr. Hanson pursuant to his employment agreement for being the procuring cause of at least $25 million in equity from new sources, which equity was received by GERI during the fiscal year, for real estate investments sourced by GERI.

(5)	The amounts shown are the amounts of compensation cost related to the grants of restricted stock, as well as the compensation expense associated with the accelerated vesting of the restricted stock at the Merger date, as described in Statement of Financial Accounting Standards No. 123R, utilizing the assumptions discussed in Note 23 to the consolidated financial statements included in Item 8 of this Report.

(6)	The amounts shown are the amounts of compensation cost related to the grants of stock options, as well as compensation expense associated with the accelerated vesting of the stock options at the Merger date, as described in Statement of Financial Accounting Standards No. 123R, utilizing the assumptions discussed in Note 23 to the consolidated financial statements included in Item 8 of this Report.

(7)	The amounts shown include the Company’s incremental cost for the provision to the named executive officers of certain specified perquisites in fiscal 2007 and 2006, as follows:

		Living	Travel	Tax Gross Up	Medical & Dental
Named Executive Officer	Year	Expenses	Expenses	Payment	Premiums	Total

Mark E. Rose	2007	$—	$—	$—	$—	$—
	2006	—	—	—	—	—
Scott D. Peters	2007	27,314	29,573	0	8,340	65,227
	2006	24,557	31,376	853,668	1,043	910,644
Richard W. Pehlke	2007	—	—	—	—	—
	2006	—	—	—	—	—
Francene LaPoint	2007	—	—	—	6,660	6,660
	2006	—	—	—	833	833
Andrea R. Biller	2007	—	—	—	1,740	1,740
	2006	—	—	—	218	218
Maureen A. Ehrenberg	2007	—	—	—	—	—
	2006	—	—	—	—	—
Jeffrey T. Hanson	2007	—	—	—	8,340	8,340
	2006	—	—	—	1,043	1,043

(8)	The amounts shown also include the following 401(k) matching contributions made by the Company, income attributable to life insurance coverage and contributions to the profit-sharing plan in fiscal 2007 and 2006, as follows:

		401(k) Plan		Profit-Sharing Plan
		Company	Life Insurance	Company
Named Executive Officer	Year	Contributions	Coverage	Contributions	Total

Mark E. Rose	2007	$2,250	$2,700	$—	$4,950
	2006	2,200	2,400	—	4,600
Scott D. Peters	2007	3,100	120	14,210	17,430
	2006	—	116	16,500	16,616
Richard W. Pehlke	2007	—	—	—	—
	2006	—	—	—	—
Francene LaPoint	2007	3,100	120	14,210	17,430
	2006	6,000	116	16,500	22,616
Andrea R. Biller	2007	3,100	120	14,210	17,430
	2006	6,000	116	16,500	22,616
Maureen A. Ehrenberg	2007	2,250	1,040	—	3,290
	2006	2,200	450	—	2,650
Jeffrey T. Hanson	2007	3,100	120	—	3,220
	2006	—	40	—	40

(9)	Includes payments made on termination of employment in connection with a change of control, totaling $2,340,639 for Mr. Rose and $1,215,896 for Ms. Ehrenberg, to be paid over a 12-month period.

(10)	Table does not include Donald D. Olinger, the Company’s SVP and Chief Accounting Officer who provided services as the interim Chief Financial Officer of the Company for the approximately six week period from January 1, 2007 through February 14, 2007 prior to Mr. Pehlke joining the Company and subsequent to the departure of Mr. Pehlke’s predecessor.

Grants of Plan-Based Awards

The following table sets forth information regarding the grants of plan-based awards made to its named executive officers for the fiscal year ended December 31, 2007.

				All Other
		All Other		Option Awards:	Exercise or
		Stock Awards:		Number of	Base Price	Grant Date Fair
		Number of		Securities	of Option	Value of Stock
	Grant	Shares of		Underlying	Awards	and Option
Name	Date	Stock or Units		Options(3)	($/Share)	Awards(4)

Mark E. Rose	3/8/07	71,158	(1)	—	$10.54	$750,000
Scott D. Peters	6/27/07	462,000	(1)	—	11.36	5,250,000
	12/7/07	528,000	(2)	—	6.43	3,396,000
Richard W. Pehlke	2/15/07	—		25,000	11.75	198,808
Francene LaPoint	6/27/07	26,400	(1)	—	11.36	300,000
Andrea R. Biller	6/27/07	26,400	(1)	—	11.36	300,000
Maureen A. Ehrenberg	—	—		—	—	—
Jeffery T. Hanson	6/27/07	17,600	(1)	—	11.36	200,000

(1)	Amounts shown with respect to Messrs. Peters and Hanson and Ms. LaPoint and Ms. Biller represent restricted stock, with a grant date of June 27, 2007, issued under NNN’s 2006 Long Term Incentive Plan, that vest in three equal installments on June 27, 2008, June 27, 2009 and June 27, 2010, subject to continued service with the Company. The stock award to Mr. Rose represents shares issued by legacy Grubb & Ellis pursuant to his employment agreement as Chief Executive Officer in March, 2005, which shares became fully vested upon the Merger as a result of change in control provisions related to the award.

(2)	Amount shown represents shares of common stock received by Mr. Peters from Anthony W. Thompson on December 7, 2007 and are subject to five year vesting and Mr. Peters’ continued employment with the Company.

(3)	Amount shown represents a stock option award granted to Mr. Pehlke in connection with his employment agreement with the Company, which becomes exercisable in three equal installments on the business day immediately preceding the first, second and third anniversaries of the grant date, generally subject to continued employment with the Company. The options have a maximum term of ten years.

(4)	The grant date fair value of the shares of restricted stock and stock options granted were computed in accordance with SFAS No. 123R.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by the Company’s named executive officers at December 31, 2007:

	Option Awards					Stock Awards
	Number of	Number of				Number of	Market Value
	Securities	Securities				Shares or	of Shares
	Underlying	Underlying				Units of	or Units
	Unexercised	Unexercised	Option		Option	Stock that	of Stock That
	Options	Options	Exercise		Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable(1)	Price		Date	Vested	Vested(4)

Mark E. Rose	500,000	—	$4.70		12/11/2009	—	$—
Scott D. Peters	29,333	14,667	11.36		11/16/2016	462,000(2)	5,250,000
						528,000(3)	3,396,000
Richard W. Pehlke	—	25,000	11.75		2/15/2017	—	—
Francene LaPoint	23,467	11,733	11.36		11/16/2016	26,400(2)	300,000
Andrea R. Biller	23,467	11,733	11.36		11/16/2016	26,400(2)	300,000
Maureen A. Ehrenberg	137,022	—	9	.00(5)	4/1/2008	—	—
Jeffery T. Hanson	14,667	7,333	11.36		11/16/2016	17,600(2)	200,000

(1)	Amounts shown represent options granted in fiscal year 2007 and 2006 under NNN’s 2006 Long Term Incentive Plan that vest and become exercisable with respect to one-third of the underlying shares of the Company’s common stock on each of November 16, 2006, November 16, 2007 and November 16, 2008, subject to the executive’s continued employment with the Company, and have a maximum term of ten-years.

(2)	Amounts shown represent restricted stock granted on June 27, 2007 under NNN’s 2006 Long Term Incentive Plan. The June 27, 2007 restricted stock vests in three equal installments on June 27, 2008, June 27, 2009 and June 27, 2010, subject to continued service with the Company.

(3)	Represents shares of common stock received by Mr. Peters from Anthony W. Thompson on December 7, 2007 and are subject to five year vesting and continued employment with the Company.

(4)	The grant date fair value of the shares of restricted stock granted on June 27, 2007, as computed in accordance with SFAS No. 123R and is reflected in the table, Grants of Plan-Based Awards.

(5)	Amount represents the weighted average option exercise price for multiple awards, all expiring on April 1, 2008.

Employment Contracts and Compensation Arrangements

Scott D. Peters

In November, 2006, Mr. Peters entered into an Executive Employment Agreement with the Company pursuant to which Mr. Peters serves as the Chief Executive Officer and President of the Company. The Agreement provides for an annual base salary of $550,000 per annum. His base salary was increased to $600,000 per annum upon the closing of the Merger. Mr. Peters is eligible to receive an annual discretionary bonus of up to 200% of his base salary. The Executive Employment Agreement has an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the Agreement is extended automatically for an additional year unless the Company or Mr. Peters provides at least one year’s written notice that the term will not be extended. In connection with the entering into of his Employment Agreement in November, 2006, Mr. Peters received 154,000 shares of restricted stock and 44,000 stock options at an exercise price of $11.36 per share, one-third of which options vest on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant.

Mr. Peters is also enticed to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties. The Employment Agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.

In the event the Company terminates Mr. Peters’ employment for Cause (as defined in the Executive Employment Agreement) or if he voluntarily resigns without Good Reason (as defined in the Executive Employment Agreement), Mr. Peters is entitled to accrued salary and any unreimbursed business expenses. In the event that Mr. Peters’ employment terminates because of the expiration of his term, death or disability, the Company will pay an accrued salary, any unreimbursed business expenses, and a prorated performance bonus equal to the performance bonus (and in the case of termination for reason of death or disability, equal to the maximum target) that otherwise would have been payable to Mr. Peters in the fiscal year in which the termination occurs had he continued employment through the last day of such fiscal year, prorated for the number of calendar months he was employed by the Company in such fiscal year. The prorated performance bonus will be paid within 60 days after Mr. Peters’ date of termination, provided that he executes and delivers to the Company a general release and is not in material breach of any of the provisions of the Executive Employment Agreement.

In the event of termination of employment without Cause, or voluntary resignation with Good Reason, the Company will pay any accrued salary, any unreimbursed business expenses and a severance benefit, in a lump sum cash payment, equal to Mr. Peters’ annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by a “severance benefit factor.” The “severance benefit factor” will be determined as follows: (a) if the date of termination occurs during the original three year employment term, the “severance benefit factor” will be the greater of one, and the number of months from the date of termination to the last day of the original three year employment term, divided by 12, or (b) if the date of termination is after the original three year employment term, the “severance benefit factor” will equal one. Also, all options become fully vested.

In the event of a termination by the Company without Cause at any time within 90 days before, or 12 months after, a Change in Control (as defined in the Executive Employment Agreement), or in the event of resignation for Good Reason within 12 months after a change in control, or if without good reason during the period commencing six months after a change in control and ending 12 months after a change in control, then the Company will pay any accrued salary, any unreimbursed business expenses, and a severance benefit. The severance benefit will be in a lump sum cash payment, equal to the annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by three. Mr. Peters will also receive 100% of the Company’s paid health insurance coverage as provided immediately prior to the termination. The health insurance coverage will continue for two years following termination of employment, or until Mr. Peters becomes covered under another employer’s group health insurance plan, whichever comes first. Also, Mr. Peters will become fully vested in his options. These severance benefits upon a change of control will be paid 60 days after the date of termination, provided the execution and delivery to the Company of a general release and Mr. Peters is not in material breach of any of the provisions of his employment agreement. Any payment and benefits discussed in this paragraph regarding a termination associated with a change in control will be in lieu of any payments and benefits that would otherwise be awarded in an executive’s termination.

If payments or other amounts become due to Mr. Peters under his employment agreement or otherwise, and the excise tax imposed by the Internal Revenue Code Section 4999 applies to such payments, the Company is required to pay a gross up payment in the amount of this excise tax plus the amount of income, excise and other taxes due as a result of the gross up payment. All determinations required to be made and the assumptions to be utilized in arriving at such determinations, with certain exceptions, will be made by the Company’s independent certified public accountants serving immediately prior to the change in control.

Potential Payments upon Termination or Change in Control
Scott D. Peters

				Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	$—	$—	$—	$3,162,500	$—	$3,162,500	$4,950,000	$—	$—
Bonus Incentive Compensation	—	—	—	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	8,646,000	—	8,646,000	8,646,000	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	2,086	—	2,086	2,086	—	—
Tax Gross-Up	—	—	—	—	—		968,996	—	—

Total Value	$—	$—	$—	$11,810,586	$—	$11,810,586	$14,567,082	$—	$—

Mark E. Rose

Upon the closing of the Merger on December 7, 2007, Mark E. Rose resigned as Chief Executive Officer of the Company.

Because Mr. Rose’s resignation took place following consummation of the Merger, a deemed Change of Control under his employment agreement, Mr. Rose is entitled to receive payment of two times his base salary and two times his applicable bonus, paid ratably over 12 months in accordance with the Company’s customary payroll practices. Mr. Rose and the Company amended this provision of his employment agreement such that the foregoing payments of base salary and bonus would be paid in eight (8) equal installments of one-twelfth (1/12) in January, February, July, August, September, October, November and December of 2008 and one installment of four-twelfths (4/12) in June, 2008. In addition, upon consummation of the Merger, Mr. Rose’s stock options became fully vested and he will have 24 months to exercise the unexercised options. The Company’s payment of any amounts to Mr. Rose upon his termination following the Merger was contingent upon Mr. Rose executing a release in a form that has been pre-negotiated by Mr. Rose and the Company, which Mr. Rose has executed and delivered.

Prior to that time, pursuant to an employment agreement, which became effective March 2005, Mr. Rose served as the Company’s Chief Executive Officer and also served on the Company’s Board of Directors, at an annual base salary of $500,000. In addition, Mr. Rose was entitled to receive target bonus compensation at a target level of at least two times his base salary based upon annual performance goals to be established by the Compensation Committee of the Company. At the time of the commencement of his employment with the Company, the Company paid Mr. Rose a sign-on bonus of $2,083,000 and he received non-qualified stock options, exercisable at the then current market price ($4.70 per share), to purchase up to 500,000 shares of the Company’s common stock. Mr. Rose received on the effective date and on each of the first and second anniversaries thereof, annual grants of $750,000 worth of restricted shares of the Company’s common stock. The first grant of 159,575 restricted shares of the Company’s common stock was granted on March 8, 2005 at a per share price of $4.70 (equal to the market price of the Company’s common stock on the date immediately preceding the grant date). The second grant of 64,158 restricted shares of the Company’s common stock was granted on March 8, 2006 at a per share price of $11.69 (equal to the market price of the Company’s common stock on the date immediately preceding the grant date). The third grant of 71,158, was granted on March 8, 2007, at a per share price of $10.54 (equal to the market price of the Company’s common stock on the date immediately preceding the grant date). Both the stock options and all of the restricted shares were vested prior to December 7, 2007 or became vested on December 7, 2007 as a result of a Change of Control of the Company following the Merger. Mr. Rose was also entitled to participate in the Company’s Long Term Incentive Compensation Plan at a target of 65% of his base salary. Mr. Rose was also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and was reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties.

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

Potential Payments upon Termination or Change in Control
Richard W. Pehlke

Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	$—	$—	$—	$700,000	$—	$700,000	$700,000	$—	$—
Bonus Incentive Compensation	—	—	—	—	—	—	$350,000	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)(1)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	—	—	—	—	—	—
Tax Gross-Up	—	—	—	—	—	—	—	—	—

Total Value	$—	$—	$—	$700,000	$—	$700,000	$1,050,000	$—	$—

(1)	Mr. Pehlke’s agreement provides for immediate vesting of all stock options in the event of involuntary termination not for cause, resignation for good reason, or in the event of change in control; the option exercise price is $11.75 and the closing price on the NYSE on December 31, 2007 was $6.41, therefore, as of December 31, 2007, Mr. Pehlke’s options were out of the money.

Andrea R. Biller

In November 2006, Ms. Biller entered into an Executive Employment Agreement with the Company pursuant to which Ms. Biller serves as the Company’s General Counsel, Executive Vice President and Secretary. The Agreement provides for an annual base salary of $400,000 per annum. Ms. Biller is eligible to receive an annual discretionary bonus of up to 150% of her base salary. The Executive Employment Agreement has an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the Agreement is extended automatically for an additional year unless the Company or Ms. Biller provides at least one year’s written notice that the term will not be extended. In connection with the entering into of her Employment Agreement in November 2006, Ms. Biller received 114,400 shares of restricted stock and 35,200 stock options at an exercise price of $11.36 per share, one-third of which options vest on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant.

Ms. Biller is also enticed to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with her duties. The Employment Agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.

In the event the Company terminates Ms. Biller’s employment for Cause (as defined in the Executive Employment Agreement) or if she voluntarily resigns without Good Reason (as defined in the Executive Employment Agreement), Ms. Biller is entitled to accrued salary and any unreimbursed business expenses. In the event that Ms. Biller’s employment terminates because of the expiration of her term, death or disability, the Company will pay an accrued salary, any unreimbursed business expenses, and a prorated performance bonus equal to the performance bonus (and in the case of termination for reason of death or disability, equal to the maximum target) that otherwise would have been payable to Ms. Biller in the fiscal year in which the termination occurs had she continued employment through the last day of such fiscal year, prorated for the number of calendar months she was employed by the Company in such fiscal year. The prorated performance bonus will be paid within 60 days after Ms. Biller’s date of termination, provided that she executes and delivers to the Company a general release and is not in material breach of any of the provisions of the Executive Employment Agreement.

In the event of termination of employment without Cause, or voluntary resignation with Good Reason, the Company will pay any accrued salary, any unreimbursed business expenses and a severance benefit, in a lump sum cash payment, equal to Ms. Biller’s annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by a “severance benefit factor.” The “severance benefit factor” will be determined as follows: (a) if the date of termination occurs during the original three year employment term, the “severance benefit factor” will be the greater of one, and the number of months from the date of termination to the last day of the original three year employment term, divided by 12, or (b) if the date of termination is after the original three year employment term, the “severance benefit factor” will equal one. Also, all options become fully vested.

In the event of a termination by the Company without Cause at any time within 90 days before, or 12 months after, a Change in Control (as defined in the Executive Employment Agreement), or in the event of resignation for Good Reason within 12 months after a change in control, or if without good reason during the period commencing six months after a change in control and ending 12 months after a change in control, then the Company will pay any accrued salary, any unreimbursed business expenses, and a severance benefit. The severance benefit will be in a lump sum cash payment, equal to the annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by three. Ms. Biller will also receive 100% of the Company’s paid health insurance coverage as provided immediately prior to the termination. The health insurance coverage will continue for two years following termination of employment, or until Ms. Biller becomes covered under another employer’s group health insurance plan, whichever comes first. Also, Ms. Biller will become fully vested in her options and restricted shares. These severance benefits upon a change of control will be paid 60 days after the date of termination, provided the execution and delivery to the Company of a general release and Ms. Biller is not in material breach of any of the provisions of her employment agreement. Any payment and benefits discussed in this paragraph regarding a termination associated with a change in control will be in lieu of any payments and benefits that would otherwise be awarded in an executive’s termination.

If payments or other amounts become due to Ms. Biller under her employment agreement or otherwise, and the excise tax imposed by the Internal Revenue Code Section 4999 applies to such payments, the Company is required to pay a gross up payment in the amount of this excise tax plus the amount of income, excise and other taxes due as a result of the gross up payment. All determinations required to be made and the assumptions to be utilized in arriving at such determinations, with certain exceptions, will be made by the Company’s independent certified public accountants serving immediately prior to the change in control.

Potential Payments upon Termination or Change in Control
Andrea R. Biller

				Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	$—	$—	$—	$1,916,667	$—	$1,916,667	$3,000,000	$—	$—
Bonus Incentive Compensation	—	—	—	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	300,000	—	300,000	300,000	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	436	—	436	436	—	—
Tax Gross-Up	—	—	—	—	—	—	1,343,817	—	—

Total Value	$—	$—	$—	$2,217,103	$—	$2,217,103	$4,644,253	—	—

Francene LaPoint

In November, 2006, Ms. LaPoint entered into an Executive Employment Agreement to serve as NNN’s Chief Financial Officer. Upon the closing of the Merger, Ms. LaPoint’s title with the Company was changed to

Executive Vice President, Accounting and Finance. The Agreement provides for an annual base salary of $350,000 per annum. Ms. LaPoint is eligible to receive an annual discretionary bonus of up to 100% of her base salary. The Executive Employment Agreement has an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the Agreement is extended automatically for an additional year unless the Company or Ms. LaPoint provides at least one year’s written notice that the term will not be extended. In connection with the entering into of her Employment Agreement in November, 2006, Ms. LaPoint received 66,000 shares of restricted stock and 35,200 stock options at an exercise price of $11.36 per share, one-third of which options vest on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant.

Ms. LaPoint is also enticed to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with her duties. The Employment Agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.

In the event the Company terminates Ms. LaPoint’s employment for Cause (as defined in the Executive Employment Agreement) or if she voluntarily resigns without Good Reason (as defined in the Executive Employment Agreement), Ms. LaPoint is entitled to accrued salary and any unreimbursed business expenses. In the event that Ms. LaPoint’s employment terminates because of the expiration of her term, death or disability, the Company will pay an accrued salary, any unreimbursed business expenses, and a prorated performance bonus equal to the performance bonus (and in the case of termination for reason of death or disability, equal to the maximum target) that otherwise would have been payable to Ms. LaPoint in the fiscal year in which the termination occurs had she continued employment through the last day of such fiscal year, prorated for the number of calendar months she was employed by the Company in such fiscal year. The prorated performance bonus will be paid within 60 days after Ms. LaPoint’s date of termination, provided that she executes and delivers to the Company a general release and is not in material breach of any of the provisions of the Executive Employment Agreement.

In the event of termination of employment without Cause, or voluntary resignation with Good Reason, the Company will pay any accrued salary, any unreimbursed business expenses and a severance benefit, in a lump sum cash payment, equal to Ms. LaPoint’s annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by a “severance benefit factor.” The “severance benefit factor” will be determined as follows: (a) if the date of termination occurs during the original three year employment term, the “severance benefit factor” will be the greater of one, and the number of months from the date of termination to the last day of the original three year employment term, divided by 12, or (b) if the date of termination is after the original three year employment term, the “severance benefit factor” will equal one. Also, all options become fully vested.

In the event of a termination by the Company without Cause at any time within 90 days before, or 12 months after, a Change in Control (as defined in the Executive Employment Agreement), or in the event of resignation for Good Reason within 12 months after a change in control, or if without good reason during the period commencing six months after a change in control and ending 12 months after a change in control, then the Company will pay any accrued salary, any unreimbursed business expenses, and a severance benefit. The severance benefit will be in a lump sum cash payment, equal to the annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by three. Ms. LaPoint will also receive 100% of the Company’s paid health insurance coverage as provided immediately prior to the termination. The health insurance coverage will continue for two years following termination of employment, or until Ms. LaPoint becomes covered under another employer’s group health insurance plan, whichever comes first. Also, Ms. LaPoint will become fully vested in her options. These severance benefits upon a change of control will be paid 60 days after the date of termination, provided the execution and delivery to the Company of a general release and Ms. LaPoint is not in material breach of any of the provisions of her employment agreement. Any payment and benefits discussed in this paragraph regarding a termination associated with a change in control will be in lieu of any payments and benefits that would otherwise be awarded in an executive’s termination.

If payments or other amounts become due to Ms. LaPoint under her employment agreement or otherwise, and the excise tax imposed by the Internal Revenue Code Section 4999 applies to such payments, the Company is required to pay a gross up payment in the amount of this excise tax plus the amount of income, excise and other taxes due as a result of the gross up payment. All determinations required to be made and the assumptions to be utilized in arriving at such determinations, with certain exceptions, will be made by the Company’s independent certified public accountants serving immediately prior to the change in control.

Potential Payments upon Termination or Change in Control
Francene LaPoint

				Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	$—	$—	$—	$1,341,667	$—	$1,341,667	$2,100,000	$—	$—
Bonus Incentive Compensation	—	—	—	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	300,000	—	300,000	300,000	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	436	—	436	436	—	—
Tax Gross-Up	—	—	—	—	—	—	806,788	—	—

Total Value	$—	$—	$—	$1,642,103	$—	$1,642,103	$3,207,244	$—	$—

Jeffrey T. Hanson

In November, 2006, Mr. Hanson entered into an Executive Employment Agreement with the Company pursuant to which Mr. Hanson serves as the Company’s Chief Investment Officer. The Agreement provides for an annual base salary of $350,000 per annum. Mr. Hanson is eligible to receive an annual discretionary bonus of up to 100% of his base salary. The Executive Employment Agreement has an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the Agreement is extended automatically for an additional year unless the Company or Mr. Hanson provides at least one year’s written notice that the term will not be extended. In connection with the entering into of his Employment Agreement in November, 2006, Mr. Hanson received 44,000 shares of restricted stock and 22,000 stock options at an exercise price of $11.36 per share, one-third of which options vest on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant. Mr. Hanson is entitled to receive a special bonus of $250,000 if, during the applicable fiscal year, (x) Mr. Hanson is the procuring cause of at least $25 million of equity from new sources, which equity is actually received by the Company during such fiscal year, for real estate investments sourced by the Company, and (y) Mr. Hanson is employed by the Company on the last day of such fiscal year.

Mr. Hanson is also enticed to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties. The Employment Agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.

In the event the Company terminates Mr. Hanson’s employment for Cause (as defined in the Executive Employment Agreement) or if he voluntarily resigns without Good Reason (as defined in the Executive Employment Agreement), Mr. Hanson is entitled to accrued salary and any unreimbursed business expenses. In the event that Mr. Hanson’s employment terminates because of the expiration of his term, death or disability, the Company will pay an accrued salary, any unreimbursed business expenses, and a prorated performance bonus equal to the performance bonus (and in the case of termination for reason of death or disability, equal to the maximum target) that otherwise would have been payable to Mr. Hanson in the fiscal year in which the termination occurs had he continued employment through the last day of such fiscal year, prorated for the number of calendar months he was employed by the Company in such fiscal year. The prorated performance bonus will be paid within 60 days after Mr. Hanson’s date of termination, provided that he executes and delivers to the Company a general release and is not in material breach of any of the provisions of the Executive Employment Agreement.

In the event of termination of employment without Cause, or voluntary resignation with Good Reason, the Company will pay any accrued salary, any unreimbursed business expenses and a severance benefit, in a lump sum cash payment, equal to Mr. Hanson’s annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by a “severance benefit factor.” The “severance benefit factor” will be determined as follows: (a) if the date of termination occurs during the original three year employment term, the “severance benefit factor” will be the greater of one, and the number of months from the date of termination to the last day of the original three year employment term, divided by 12, or (b) if the date of termination is after the original three year employment term, the “severance benefit factor” will equal one. Also, all options become fully vested.

In the event of a termination by the Company without Cause at any time within 90 days before, or 12 months after, a Change in Control (as defined in the Executive Employment Agreement), or in the event of resignation for Good Reason within 12 months after a change in control, or if without good reason during the period commencing six months after a change in control and ending 12 months after a change in control, then the Company will pay any accrued salary, any unreimbursed business expenses, and a severance benefit. The severance benefit will be in a lump sum cash payment, equal to the annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by three. Mr. Hanson will also receive 100% of the Company’s paid health insurance coverage as provided immediately prior to the termination. The health insurance coverage will continue for two years following termination of employment, or until Mr. Hanson becomes covered under another employer’s group health insurance plan, whichever comes first. Also, Mr. Hanson will become fully vested in his options and restricted shares. Mr. Hanson’s employment agreement further provides for an additional severance benefit equal to the lesser of (x) one percent of the amount of equity from new sources not previously related to the Company or any of its subsidiaries, for which Mr. Hanson is the procuring cause in the Company’s fiscal year in which the date of termination occurs, which equity is actually received by the Company or any of its subsidiaries during such fiscal year, for real estate investments sourced by the Company or any of its subsidiaries, or (y) $250,000, if he is discharged by the Company without Cause, or he voluntarily resigns for Good Reason. The additional severance benefit to Mr. Hanson will be in lieu of the $250,000 special bonus to Mr. Hanson in respect of the fiscal year in which his termination of employment occurs.

These severance benefits upon a change of control will be paid 60 days after the date of termination, provided the execution and delivery to the Company of a general release and Mr. Hanson is not in material breach of any of the provisions of his employment agreement. Any payment and benefits discussed in this paragraph regarding a termination associated with a change in control will be in lieu of any payments and benefits that would otherwise be awarded in an executive’s termination.

If payments or other amounts become due to Mr. Hanson under his employment agreement or otherwise, and the excise tax imposed by the Internal Revenue Code Section 4999 applies to such payments, the Company is required to pay a gross up payment in the amount of this excise tax plus the amount of income, excise and other taxes due as a result of the gross up payment. All determinations required to be made and the assumptions to be utilized in arriving at such determinations, with certain exceptions, will be made by the Company’s independent certified public accountants serving immediately prior to the change in control.

Potential Payments upon Termination or Change in Control
Jeffrey T. Hanson

				Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	$—	$—	$—	$1,341,667	$—	$1,341,667	$2,100,000	$—	$—
Bonus Incentive Compensation	—	—	—	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	200,000	—	200,000	200,000	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	2,086	—	2,086	2,086	—	—
Tax Gross-Up	—	—	—	—	—	—	2,789,450	—	—

Total Value	$—	$—	$—	$1,543,753	$—	$1,543,753	$5,091,536	$—	$—

Maureen A. Ehrenberg

Ms. Ehrenberg resigned from the Company effective December 31, 2007. In connection with the cessation of her employment with the Company and in consideration for a release, Ms. Ehrenberg will receive a total of $1,215,896 payable in equal semi-monthly payments over the twelve months ended December 31, 2008.

Prior to that time, pursuant to an employment agreement, which became effective June 6, 2005, Ms. Ehrenberg served as the Company’s Executive Vice President and as the President of both Grubb & Ellis Management Services, Inc. and the Company’s Global Client Services, at an annual base salary of $360,000. In addition, Ms. Ehrenberg was entitled to receive target bonus compensation of up to 80% of her base salary based upon annual performance goals to be established by the Compensation Committee of the Company. Ms. Ehrenberg was also granted $500,000 worth of restricted shares of the Company’s common stock, or 84,746 shares, at a per share price of $5.90 (equal to the market price of the Company’s common stock on the date immediately preceding the grant date). All of the restricted shares vested on December 7, 2007 as a result of a Change of Control of the Company following the Merger. Ms. Ehrenberg was also entitled to participate in the Company’s Long Term Incentive Compensation Plan at a target of 65% of her base salary. Ms. Ehrenberg was also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and was reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with her duties.

Compensation of Directors

Pursuant to the FPL Associates Compensation report obtained by the Board of Directors in contemplation of the Merger, directors’ compensation was further reviewed and revised in December 2007.

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

Philosophy

The compensation program is designed to compensate Outside Directors above $100,000 annually with approximately 45% paid in cash and approximately 55% in restricted stock. In support of the long term goals of increasing stockholder value, Outside Directors are expected to accumulate an equity position in the Company equal to $250,000 over a five year period.

Prior to December, compensation for Outside Directors consisted of a retainer of $40,000 per annum, a fee of $1,500 for each meeting of the Board or one of its committees attended in person and a fee of $1,000 for each meeting (up to six meetings) of the Board or one of its committees attended telephonically. In addition, the chairperson of the audit committee received a fee at the rate of $10,000 per annum and the chairperson of each of the Board’s other standing committees received a fee of $5,000 per annum. The foregoing fees with respect to committee attendance pertain only to standing committees of the Board and do not pertain to any special or ad hoc committees, compensation for which is determined on a case-by-case basis.

Pursuant to the FPL Associates Compensation report, Board compensation was adjusted in December 2007 as follows: (i) an annual retainer fee of $50,000 per annum; (ii) a fee of $1,500 for each regular meeting of the board of directors attended in person or telephonically; (iii) a fee of $1,500 for each standing committee member of the board of directors attended in person or telephonically; and (iv) $60,000 worth of restricted shares of common stock issued at the then current market price of the common stock, to vest ratably in equal annual installments over three years, except in the event of a change in control, in which event vesting is accelerated. In addition, on March 12, 2007 the Compensation Committee, in consultation with FPL Associates Compensation, revised the compensation arrangements for the non-executive Chairman of the Board to provide for an annual aggregate retainer fee of $100,000, an aggregate of $140,000 worth of restricted stock per annum and an expense allowance of $25,000 per annum. Outside directors are also required to commit to an equity position in the Company over five years in the amount equal to $250,000 worth of common stock which may include annual restricted stock grants to the directors. The directors are also to be reimbursed for lodging and travel expenses in connection with attending meetings of the board.

Effective September 20, 2006, each of Rodger D. Young, Robert J. McLaughlin, Anthony G. Antone and F. Joseph Moravec, received their annual restricted stock grant of 5,446 shares of common stock which is based upon the closing price of the Company’s common stock on September 20, 2006, which was $9.18.

Effective November 16, 2006, each of Glenn L. Carpenter, Harold H. Greene, Gary H. Hunt and D. Fleet Wallace received a grant of 8,800 shares of restricted stock from NNN.

Effective June 27, 2007 each of Glenn L. Carpenter, Harold H. Greene, Gary H. Hunt and D. Fleet Wallace received a grant of 11,000 shares of restricted stock from NNN.

Effective September 20, 2007, each of Rodger D. Young, Robert J. McLaughlin, Anthony G. Antone and F. Joseph Moravec received their annual restricted stock grant of 5,291 shares of common stock which is based upon the closing price of the Company’s common stock on September 20, 2007, which was $9.45.

Effective December 10, 2007, each of the Company’s outside directors appointed following the Merger, Glenn L. Carpenter, Harold H. Greene, Gary H. Hunt, C. Michael Kojaian, and D. Fleet Wallace received their initial, and each of the Company’s then current outside directors, Rodger D. Young and Robert J. McLaughlin, received their annual, restricted stock grant of 8,996 shares of common stock which is based upon the closing price of the Company’s common stock on December 10, 2007, which was $6.67.

Director Compensation Table

	Fees Earned
	or Paid in	Stock
Director	Cash(1)	Awards(2)(3)	Total

Glenn L. Carpenter	$44,000	$89,294	$133,294
Harold H. Greene	69,133	89,294	158,427
C. Michael Kojaian	1,500	1,667	3,167
Gary H. Hunt	68,667	89,294	157,961
Robert J. McLaughlin	91,000	130,833	221,833
D. Fleet Wallace	60,500	89,294	149,794
Rodger D. Young	78,750	130,833	209,583

(1)	Represents annual retainers plus all meeting and committee attendance fees earned by non-employee directors in 2007.

(2)	The amounts shown are the compensation costs recognized by the Company in 2007 in accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R). Includes $66,666 in compensation expense each for Messrs. Carpenter, Greene, Hunt and Wallace related to the accelerated vesting of the restricted stock issued in November 2006 upon the closing of the Merger. Each of the outside directors received a grant of 8,996 shares on December 10, 2007 which vest in three equal increments on each of the next three annual anniversary dates of the grant. The grant date fair value of the 8,996 shares of restricted stock was $60,000, as computed in accordance with SFAS No. 123R, based on a market price of $6.67 per share on the date of grant. In addition, Messrs. Carpenter, Greene, Hunt and Wallace each received a grant of 11,000 shares of restricted stock on June 27, 2007, which also vest in three equal increments on each of the next three annual anniversary dates of the grant. The grant date fair value of the 11,000 shares of restricted stock was $125,000 based on a value of $11.36 per share on the date of grant.

(3)	The following table shows the aggregate number of unvested stock awards and option awards granted to non-employee directors and outstanding as of December 31, 2007:

		Stock Awards
	Options Outstanding	Outstanding at
Director	at Fiscal Year End	Fiscal Year End

Glenn L. Carpenter	0	19,996
Harold H. Greene	0	19,996
C. Michael Kojaian	0	8,996
Gary H. Hunt	0	19,996
Robert J. McLaughlin	10,000	8,996
D. Fleet Wallace	0	19,996
Rodger D. Young	10,000	8,996

Stock Ownership Policy for Outside Directors

On December 10, 2007, the Compensation Committee adopted a new charter which, among other things, revised the stock ownership policy for outside Directors initially adopted by the Board in October 2005. Under the policy, Outside Directors are required to accumulate an equity position in the Company over five years in an amount equal to $250,000 worth of common stock (the previous policy required an accumulation of $200,000 worth of common stock over a five year period). Shares of common stock acquired by Outside Directors pursuant to the restricted stock grants can be applied toward this equity accumulation requirement.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the year ended December 31, 2007, without giving effect to the Merger, were Robert J. McLaughlin, Chair, and Rodger D. Young. Upon the effectiveness of the Merger, Glenn L. Carpenter and Gary H. Hunt joined the Compensation Committee, and Mr. Carpenter replaced Mr. McLaughlin as Chairman of the Committee. In February, 2008 when Mr. Carpenter became Chairman of the Board, replacing Anthony W. Thompson, he resigned from the Compensation Committee. Mr. Hunt became the Chairman of the Compensation Committee and D. Fleet Wallace joined the Compensation Committee. None of the current or former members of the Compensation Committee is or was a current or former officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K of the SEC’s Rules and Regulations. During the year ended December 31, 2007, none of the executive officers of the Company served as a member of the board of directors or compensation committee of any other company that had one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

The Compensation Committee

Gary H. Hunt, Chair
Robert J. McLaughlin
Rodger D. Young
D. Fleet Wallace

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

This information is included in Part II, Item 5, of this Annual Report.

Stock Ownership Table

The following table shows the share ownership as of March 12, 2008 by persons known by the Company to be beneficial holders of more than 5% of the Company’s outstanding capital stock, directors, named executive officers, and all current directors and executive officers as a group. Unless otherwise noted, the stock listed is common stock, and the persons listed have sole voting and disposition powers over the shares held in their names, subject to community property laws if applicable.

	Amount and Nature of		Percent of
	Beneficial Ownership		Class(1)

Persons affiliated with Kojaian Ventures, L.L.C.(2)	9,455,583		14.53%
Anthony W. Thompson(3)	8,937,808		13.73%
Wellington Management Company, LLP(4)	4,646,888		7.14%

Executive Officers and Directors
Glenn L. Carpenter	37,400	(5)	*
Harold H. Greene	19,800	(5)	*
Gary H. Hunt	19,800	(5)	*
C. Michael Kojaian	12,516,109	(5)(6)	19.23%
Robert J. McLaughlin	107,555	(5)(7)	*
Scott D. Peters	1,401,416	(8)	2.15%
D. Fleet Wallace	19,800	(5)	*
Rodger D. Young	28,245	(5)(9)	*
Andrea R. Biller	326,077	(10)	*
Jeffrey Hanson	323,962	(11)	*
Francene LaPoint	115,867	(10)	*
Stanley J. Olander, Jr.	360,800	(12)	*
Robert H. Osbrink	84,278	(13)	*
Richard W. Pehlke	15,833	(14)	*
Dylan Taylor	0	(15)	—
Jacob Van Berkel	0	(16)
All Current Directors and Executive Officers as a Group (16 persons)	15,376,942	(17)	23.62%

*	Less than one percent.

(1)	The percentage of shares of capital stock shown for each person in this column and in this footnote assumes that such person, and no one else, has exercised any currently outstanding warrants, options or convertible securities held by him or her.

(2)	Kojaian Ventures, L.L.C. is affiliated with both C. Michael Kojaian, a director of the Company and Kojaian Holdings LLC (see footnote 6 below). The address of Kojaian Ventures, L.L.C. is 39400 Woodward Ave., Suite 250, Bloomfield Hills, Michigan 48304.

(3)	Anthony Thompson is deemed to be the beneficial owner of 8,937,808 shares of Common Stock and includes: (i) 7,367,502 shares held directly by Mr. Thompson; (ii) 784,175 shares held by AWT Family, L.P., a California limited partnership; and 786,131 shares of common stock held by Cunningham Stafford, LLC, a Nevada limited liability company. Mr. Thompson’s address is 1901 Main St., Suite 108, Irvine, California 92614.

(4)	Wellington Management Company, LLP (“Wellington”), in its capacity as investment advisor, may be deemed to beneficially own 4,646,888 shares of the Company which are held of record by clients of Wellington. Wellington’s address is 75 State Street, Boston, Massachusetts 02109.

(5)	Beneficially owned shares do not include 2,999 shares of restricted stock that vest on December 10, 2008, 2,999 shares of restricted stock that vest on December 10, 2009 or 2,998 shares of restricted stock that vest on December 10, 2010, all of these 8,996 shares are subject to certain terms and conditions contained in each of those certain Restricted Stock Agreements between the Company and Messrs. Carpenter, Greene, Hunt, Kojaian, McLaughlin, Wallace and Young, respectively, dated December 10, 2007.

(6)	Beneficially owned shares include 3,060,526 shares directly held by by Kojaian Holdings LLC. C. Michael Kojaian, a director of the Company, is affiliated with Kojaian Ventures, L.L.C. and Kojaian

Holdings LLC. Pursuant to rules established by the SEC, the foregoing parties may be deemed to be a “group,” as defined in Section 13(d) of the Exchange Act, and C. Michael Kojaian is deemed to have beneficial ownership of the shares directly held by Kojaian Ventures, L.L.C. and the shares directly held by Kojaian Holdings LLC.

(7)	Beneficially owned shares include 10,000 shares of common stock issuable upon exercise of fully vested outstanding options.

(8)	Beneficially owned shares include 29,333 shares of common stock issuable upon exercise of fully vested outstanding options. Beneficially owned shares do not include 14,667 shares of Company common stock issuable upon exercise of outstanding options which do not vest until November 16, 2008 subject to Mr. Peters’ continued employment with the Company.

(9)	Beneficially owned shares include 10,000 shares of common stock issuable upon exercise of fully vested outstanding options.

(10)	Beneficially owned shares include 23,467 shares of common stock issuable upon exercise of fully vested outstanding options. Beneficially owned shares do not include 11,733 shares of the Company’s common stock issuable upon the exercise of options which will vest on November 16, 2008 subject to continued employment with the Company.

(11)	Beneficially owned shares include 14,667 shares of common stock issuable upon exercise of fully vested outstanding options. Beneficially owned shares do not include 7,333 shares of the Company’s common stock issuable upon the exercise of options which will vest on November 16, 2008 subject to Mr. Hanson’s continued employment with the Company.

(12)	Stanley J. Olander, Jr. directly owns 8,800 shares of the Company’s common stock and indirectly owns 352,000 shares of Company common stock owned of record by ROC Advisors, LLC of which Mr. Olander is one of three members and is the managing member.

(13)	Beneficially owned shares do not include 25,000 shares of restricted stock that vest on January 24, 2009, 25,000 shares of restricted stock that vest on January 24, 2010 or 25,000 shares of restricted stock that vest on January 24, 2011, all of these 75,000 shares are subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Osbrink dated January 24, 2008. However, beneficially do include 15,000 shares of Company common stock is issuable upon exercise of fully vested outstanding options.

(14)	Beneficially owned shares include 8,333 shares of common stock issuable upon exercise of fully vested outstanding options. Beneficially owned shares do not include 8,333 shares of Company common stock issuable upon exercise of outstanding options which do not vest until February 15, 2009 nor do they include 8,334 shares of Company common stock issuable upon exercise of outstanding options which do not vest until February 15, 2010. Nor do beneficially owned shares include 25,000 shares of restricted stock that vest on January 24, 2009, 25,000 shares of restricted stock that vest on January 24, 2010 or 25,000 shares of restricted stock that vest on January 24, 2011, all of these 75,000 shares are subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Pehlke dated January 24, 2008.

(15)	Beneficially owned shares do not include 13,333 shares of restricted stock that vest on January 24, 2009, 13,333 shares of restricted stock that vest on January 24, 2010 or 13,334 shares of restricted stock that vest on January 24, 2011, all of these 40,000 shares are subject to certain terms and conditions of the Company’s 2006 Omnibus Equity Plan.

(16)	Beneficially owned shares do not include 17,600 shares of the Company’s restricted stock which vest in equal 33 1/3 portions on each first business day after December 4, 2008, 2009 and 2010. Nor do beneficially owned shares include 80,000 shares of Company restricted stock that were awarded to Mr. Van Berkel pursuant to the Company’s 2006 Omnibus Equity Plan which will vest in equal 33 1/3 portions on each first business day after January 24, 2009, 2010, and 2011.

(17)	Beneficially owned shares include the following shares of common stock issuable upon exercise of outstanding options which are exercisable at February 15, 2008 or within ninety days thereafter under the Company’s various stock option plans: Mr. McLaughlin — 10,000 shares, Mr. Peters — 29,333 shares,

Mr. Young — 10,000 shares, Ms. Biller — 23,467 shares, Ms. LaPoint — 23,467 shares, Mr. Hanson — 14,667 shares, Mr. Osbrink — 15,000 shares, Mr. Pehlke — 8,333 shares, and all current directors and executive officers as a group — 134,267 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The review and approval of related party transactions are governed by the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is a part of the Company’s Employee Handbook, a copy of which is distributed to each of the Company’s employees at the time that they begin working for the Company, and the Company’s Salespersons Manual, a copy of which is distributed to each of the Company’s brokerage professionals at the time that they begin working for the Company. The Code of Business Conduct and Ethics is also available on the Company’s website at www.grubb-ellis.com. In addition, within 60 days after he or she begins working for the Company and once per year thereafter, the Company requires that each employee and brokerage professional to complete an on-line “Business Ethics” training class and certify to the Company that he or she has read and understands the Code of Business Conduct and Ethics and is not aware of any violation of the Code of Business Conduct and Ethics that he or she has not reported to management.

In order to ensure that related party transactions are fair to the Company and no worse than could have been obtained through “arms-length” negotiations with unrelated parties, such transactions are monitored by the Company’s management and regularly reviewed by the Audit Committee, which independently evaluates the benefit of such transactions to the Company’s stockholders. Pursuant to the Audit Committee’s charter, on a quarterly basis, management provides the Audit Committee with information regarding related party transactions for review and discussion by the Audit Committee and, if appropriate, the Board of Directors. The Audit Committee, in its discretion, may approve, ratify, rescind or take other action with respect to a related party transaction or, if necessary or appropriate, recommend that the Board of Directors approve, ratify, rescind or take other action with respect to a related party transaction.

In addition, each director and executive officer annually delivers to the Company a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director, executive officer, or their respective family members, and the Company participates, and in which the director, executive officer, or such family member, has a material interest.

Related Party Transactions

The following are descriptions of certain transactions since the beginning of 2007 in which the Company is a participant and in which any of the Company’s directors, executive officers, principal stockholders or any immediate family member of any director, executive officer or principal stockholder has or may have a direct or indirect material interest.

Grubb & Ellis Realty Advisors, Inc.

The Company currently owns 5,667,719 shares, or approximately 19%, of the issued and outstanding common stock of GERA, a special purpose acquisition company organized by the Company to acquire one or more United States commercial real estate properties and/or assets. C. Michael Kojaian, a director of the Company, and Kojaian Ventures, LLC, an entity with which Mr. Kojaian is affiliated and in which Mr. Kojaian has a substantial economic interest, collectively own approximately 6.4% of the outstanding common stock of GERA. Mr. Kojaian is also the Chairman of the Board and Chief Executive Officer of GERA. Mark Rose, the

former Chief Executive Officer of the Company, is also a director of GERA and Richard W. Pehlke, the Chief Financial Officer of the Company, is also the Chief Executive Officer of GERA.

As consideration for serving as initial directors to GERA, during fiscal 2006, the Company transferred 41,670 shares of GERA’s common stock from the Company’s initial investment to each of the initial directors of GERA, including Messrs. Kojaian and Rose.

Pursuant to an agreement with Deutsche Bank Securities Inc., the Company agreed to purchase, during the period commencing May 3, 2006 and ending on June 28, 2006, to the extent available in the public marketplace, up to $3.5 million of the warrants issued in connection with GERA’s initial public offering (the “IPO”) if the public price per warrant was $0.70 or less. The Company agreed to purchase such warrants pursuant to an agreement in accordance with the guidelines specified by Rule 10b5-1 under the Exchange Act, through an independent broker-dealer registered under Section 15 of the Exchange Act that did not participate in the IPO. In addition, the Company further agreed that any such warrants purchased by it would not be sold or transferred until the completion of a business combination by GERA. On June 28, 2006, the Company agreed to a 60-day extension of this agreement, through August 27, 2006. Pursuant to such agreement, as extended, the Company purchased an aggregate of approximately 4.6 million warrants of GERA for an aggregate purchase price of approximately $2.2 million, or approximately $0.47 per warrant, excluding commissions of approximately $186,000.

The Company has agreed that, through the consummation of an initial business combination or liquidation by GERA, the Company will make available to GERA office space, utilities and secretarial support for general and administrative purposes as GERA may require from time to time. GERA has agreed to pay the Company $7,500 per month for these services. During 2007, Realty Advisors paid the Company $90,000 for such services.

At the time of the IPO, GERA entered into a Master Agreement for Services (“MSA”) with the Company, whereby the Company will serve as the exclusive agent with respect to commercial real estate brokerage and consulting services relating to real property acquisitions, dispositions as well as agency leasing. The initial term of the MSA is five years and is cancelable based on certain conditions as defined.

Additionally, at the time of the IPO, GERA entered into a Property Management Agreement (“PMA”) with the Company’s wholly owned subsidiary, Grubb & Ellis Management Services (“GEMS”), whereby GEMS will serve as sole exclusive managing agent for all real property acquired. Under the PMA, GEMS is entitled to a monthly management fee equal to the greater of (a) three percent of a property’s monthly gross cash receipts from the operations of the property, and (b) a minimum monthly fee to be determined by mutual agreement based upon then current market prices and terms for services for comparable projects. In addition, GERA is required to reimburse GEMS for salaries and other expenses paid or incurred by GEMS that are directly related to managing the asset or assets. The initial term of the PMA is 12 months from the date of the consummation of a business combination and will be automatically renewed for successive terms, each with a duration of one year unless otherwise terminated in accordance with its terms. Either party can terminate with 60 days notice.

Finally, at the time of the IPO, GERA entered into a Master Agreement for Project Management Services with the Company. The project management agreement contains a 60-day cancellation provision by either party. For each project under the project management agreement, the Company will receive a fee equal to five percent of the total project costs.

On June 18, 2007, the Company entered into, along with its wholly owned subsidiary, GERA Property Acquisition, LLC, a Membership Interest Purchase Agreement (the “Purchase Agreement”) with GERA which contemplated the transfer of the three (3) commercial office properties from the Company to GERA and, if consummated, would constitute GERA’s business combination. Pursuant to the Purchase Agreement, the Company was to sell the properties to GERA, on a “cost neutral basis,” reimbursement for the actual costs and expenses paid by the Company with respect to the purchase of the properties and imputed interest on cash advanced by the Company with respect to the properties.

Under the terms of the Purchase Agreement, the Purchase Agreement was subject to termination under certain circumstances, including but not limited to if GERA failed to obtain the requisite stockholder consents required under the laws of the State of Delaware and Realty Advisors’ charter to approve the transactions contemplated by the Purchase Agreement.

Effective January 25, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with GERA pursuant to which the Company agreed, subject to and simultaneously upon the closing of the Acquisition Agreement, that GERA would have the right to redeem an aggregate of 4,395,788 shares of common stock, par value $.0001 per share, of GERA currently owned by the Company (the “Redemption”). As noted above, the Company presently owns 5,667,719 shares of common stock of GERA, which represents approximately 19% of the issued and outstanding shares of GERA. The per share purchase price of each share that would be redeemed is the par value thereof, which would result in an aggregate purchase price with respect to the Redemption of $439.58. Subsequent to the Redemption, the Company would still own 1,271,931 shares of common stock of GERA, which would represent 5% of the then issued and outstanding shares of GERA.

On February 28, 2008, at a special meeting of the stockholders of GERA held to vote on, among other things, the proposed transaction with the Company, GERA failed to obtain the requisite consents of its stockholders to approve its proposed business combination (i.e. the transactions contemplated by the Purchase Agreement). Specifically, of the 23,958,334 shares of GERA common stock eligible to vote with respect to the proposed transaction, stockholders holding an aggregate of 22,695,082 shares voted on the transaction. Of those stockholders voting, 17,144,944 shares were cast against the proposed business combination, and the holders of all such 17,144,944 shares also elected to convert their shares into a pro rata share of GERA’s trust account. 4,860,127 shares voted in favor of the proposed business combination, and the remaining shares did not vote with respect to the proposed transaction.

As a result thereof, GERA, in accordance with Section 8.1(f) of the Purchase Agreement, advised the Company in a letter effective February 28, 2008, that it was terminating the Purchase Agreement in accordance with its terms.

As a result of its failure to obtain the requisite stockholder approvals, GERA is unable to effect a business combination within the proscribed deadline of March 3, 2008 in accordance with its charter. Consequently, GERA filed a proxy statement with the SEC on March 11, 2008 with respect to a special meeting of its stockholders to vote on the dissolution and liquidation of GERA. The Company will write-off in the first quarter of 2008 its investment in GERA of approximately $5.6 million, including its stock and warrant purchases, operating advances and third party costs. The Company will also pay any third-party legal, accounting, printing and other costs (other than monies to be paid to stockholders of GERA on liquidation) associated with the dissolution and liquidation of GERA. In addition, the various exclusive service agreements that the Company had previously entered into with GERA for transaction services, property and facilities management, and project management, will no longer be of any force or effect. The Company presently intends to market the three commercial properties so as to effect their sale on or before September 30, 2008, as required under the terms of its credit facility.

Other Related Party Transactions

A director of the Company, C. Michael Kojaian, is affiliated with and has a substantial economic interest in Kojaian Management Corporation and its various affiliated portfolio companies (collectively, “KMC”). KMC is engaged in the business of investing in and managing real property both for its own account and for third parties. During the 2007 calendar year, KMC paid the Company and its subsidiaries the following approximate amounts in connection with real estate services rendered: $9,447,000 for management services, which include reimbursed salaries, wages and benefits of $3,971,000; $797,000 in real estate sale and leasing commissions; and $68,000 for other real estate and business services. The Company also paid KMC approximately $3,088,000, which reflected fees paid by KMC’s asset management clients for asset management services performed by KMC, but for which the Company billed the clients.

The Company believes that the fees and commissions paid to and by the Company as described above were comparable to those that would have been paid to or received from unaffiliated third parties in connection with similar transactions.

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

GERI owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC. Grubb & Ellis Apartment Management LLC owns a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Mr. Peters and Ms. Biller received an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC and each of Mr. Peters, Ms. Biller and Jeffery T. Hanson received an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC.

Anthony W. Thompson, former Chairman of the Company and NNN, and a substantial stockholder of the Company, as a special member, is entitled to receive up to $175,000 annually in compensation from each of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC.

The grants of these membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes cash distributions based on membership interests of $175,000 and $22,000 earned by Mr. Thompson and $159,418 and $50,000 earned by each of Mr. Peters and Ms. Biller from Grubb & Ellis Apartment Management, LLC for each of the calendar years ended December 31, 2007 and 2006, respectively. No cash distributions were paid in 2005. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes cash distributions based on membership interests of $175,000 earned by Mr. Thompson and $413,546 earned by each of Messrs. Peters and Hanson and Ms. Biller from Grubb & Ellis Healthcare Management, LLC for the calendar year ended December 31, 2007. No cash distributions were paid in 2006 or 2005.

As of December 31, 2007 and 2006, the remaining 64.0% and 46.0%, respectively, equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 46.0% equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI; however, the Partnership agreements require that any allocable earnings attributable to the GERI’s ownership interests be paid out as performance bonuses to Company employees. As such, Grubb & Ellis Apartment Management, LLC incurred $492,000, $182,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, and Grubb & Ellis Healthcare Management, LLC incurred $882,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, to other Company employees, which was included in compensation expense in the consolidated statement of operations.

In connection with the SEC investigation, to the extent that the Company pays the SEC an amount in excess of $1.0 million in connection with any settlement or other resolution of this matter, Mr. Thompson has agreed to forfeit to the Company up to 1,064,800 shares of its common stock. In connection with this arrangement, NNN has entered into an escrow agreement with Mr. Thompson and an independent escrow agent, pursuant to which the escrow agent holds 1,064,800 shares of the Company’s common stock that were otherwise assumable to Mr. Thompson in connection with the NNN formation transactions to secure Mr. Thompson’s obligations to the Company. Mr. Thompson’s liability under this arrangement will not exceed the shares in the escrow. The Company cannot make any assurance as to the value of the shares at the time of any claim under this agreement.

On September 20, 2006, the Company awarded Mr. Peters a bonus of $2.1 million, which was payable in 178,957 shares of the Company’s common stock, representing a value of $1.3 million and a cash tax gross-up payment of $854,000.

G REIT, Inc. had agreed to pay Mr. Peters and Ms. Biller, retention bonuses in connection with its stockholder approved liquidation of $50,000 and $25,000, respectively, upon the filing of each of G REIT’s annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. These retention bonuses were agreed to by the independent directors of G REIT and approved by the stockholders of G REIT in connection with G REIT’s stockholder approved liquidation. As of each of December 31, 2007 and December 31, 2006, Mr. Peters and Ms. Biller have received retention bonuses of $200,000 and $100,000 from G REIT, respectively. On January 28, 2008, G REIT’s remaining assets and liabilities were transferred to G REIT Liquidating Trust. Effective January 30, 2008, and March 4, 2008, respectively, Mr. Peters and Ms. Biller irrevocably waived their rights to receive all future retention bonuses from G REIT Liquidating Trust. Additionally, Mr. Peters and Ms. Biller, each were entitled to a performance-based bonus of $100,000 upon the receipt by GERI of net commissions aggregating $5,000,000 or more from the sale of G REIT properties. As of December 31, 2007, Mr. Peters and Ms. Biller have received their performance-based bonuses of $100,000 each from GERI.

T REIT, Inc. had paid performance bonuses in connection with its shareholder approved liquidation to Ms. Biller of $25,000 in August 2005 and $35,000 in March 2006. On July 20, 2007, T REIT’s remaining assets and liabilities were transferred to T REIT Liquidating Trust.

The Company’s directors and officers, as well as officers, managers and employees of the Company’s subsidiaries, have purchased, and may continue to purchase, interests in offerings made by the Company’s programs at a discount. The purchase price for these interests reflects the fact that selling commissions and marketing allowances will not be paid in connection with these sales. The net proceeds to the Company from these sales made net of commissions will be substantially the same as the net proceeds received from other sales.

Mr. Thompson has routinely provided personal guarantees to various lending institutions that provided financing for the acquisition of many properties by the Company’s programs. These guarantees cover certain covenant payments, environmental and hazardous substance indemnification and indemnification for any liability arising from the SEC investigation of Triple Net Properties. In connection with the formation transactions, the Company indemnified Mr. Thompson for amounts he may be required to pay under all of these guarantees to which Triple Net Properties, Realty or Capital Corp. is an obligor to the extent such indemnification would not require the Company to book additional liabilities on the Company’s balance sheet.

In September 2007, NNN acquired Cunningham Lending Group LLC (“Cunningham”), a company that was wholly-owned by Mr. Thompson, for $255,000 in cash. Prior to the acquisition, Cunningham made unsecured loans to some of the properties under management by GERI. The loans, which bear interest at rates ranging from 8.0% to 12.0% per annum are reflected in advances to related parties on the Company’s balance sheet and are serviced by the cash flows from the programs. In accordance with FIN No. 46R, the Company consolidated Cunningham in its financial statements beginning in 2005.

The Company has made advances totaling $1.0 million and $3.3 million as of December 31, 2007 and December 31, 2006, respectively to Colony Canyon, a property 30.0% owned by Mr. Thompson. The advances bear interest at 10.0% per annum and are required to be repaid within one year (although the repayments can and have been extended from time to time).

NNN was organized in September 2006 to acquire each of Triple Net Properties, Realty, and Capital Corp, to bring the businesses conducted by those companies under one corporate umbrella. On November 30, 2006, NNN completed a $160.0 million private placement of common stock to institutional investors and certain accredited investors with 16 million shares of its common stock sold in the offering at $10.00 per share. Net proceeds from the offering were $146.0 million. Triple Net Properties was the accounting acquirer of Realty and Capital Corp.

Independence of Directors

The Board has determined that seven of its eight current directors, Messrs. Carpenter, Greene, Hunt, Kojaian, McLaughlin, Wallace and Young are independent.

For purposes of determining the independence of its directors, the Board applies the following criteria:

No Material Relationship

The director must not have any material relationship with the Company. In making this determination, the Board considers all relevant facts and circumstances, including commercial, charitable and familial relationships that exist, either directly or indirectly, between the director and the Company.

Employment

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

Other Compensation

The director or an immediate family member must not have received more than $100,000 per year in direct compensation from the Company, other than in the form of director fees, pension or other forms of deferred compensation during the past three years.

Auditor Affiliation

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

Interlocking Directorships

During the past three years, the director or an immediate family member must not have been employed as an executive officer by another entity where one of the Company’s current executive officers served at the same time on the compensation committee.

Business Transactions

The director must not be an employee of another entity that, during any one of the past three years, received payments from the Company, or made payments to the Company, for property or services that exceed the greater of $1 million or 2% of the other entity’s annual consolidated gross revenues. In addition, a member of the director’s immediate family must not have been an executive officer of another entity that, during any one of the past three years, received payments from the Company, or made payments to the Company, for property or services that exceed the greater of $1.0 million or 2% of the other entity’s annual consolidated gross revenues.

Item 14.	Principal Accountant Fees and Services

Ernst & Young, independent public accountants, began serving as the Company’s auditors from December 10, 2007. Ernst & Young also served as the legacy Grubb & Ellis’ auditors from January 1, 2007 to December 7, 2007 and for the year ended December 31, 2006. Ernst & Young billed the Company and the legacy Grubb & Ellis the fees and costs set forth below for services rendered during the years ended December 31, 2007 and 2006, respectively.

	2007	2006

Audit Fees(1)
Audit of consolidated financial statements	$652,250	$270,375
Audit of internal control over financial reporting	324,450	28,000
Timely quarterly reviews	47,750	45,750
SEC filings, including comfort letters, consents and comment letters	236,000	176,100

Total Audit Fees	1,260,450	520,225

Audit Related Fees(2)
Employee benefit plans	25,500	17,000
Audits in connection with acquisitions and other accounting consultations	318,804	37,500
Due diligence services on pending merger	161,306	—

SAS No. 70 attestation report	85,000	—

Total Audit-Related Fees	590,610	54,500

Tax Fees(2)
Tax return preparation	69,500	66,000
Tax planning	—	12,500

Total Tax Fees	69,500	78,500

Total Fees	$1,920,560	$653,225

(1)	Includes fees and expenses related to the year-end audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Includes fees and expenses for services rendered from January through December of the year, notwithstanding when the fees and expenses were billed.

All audit and non-audit services have been pre-approved by the Audit Committee.

Deloitte & Touche, independent public accountants, served as NNN’s auditors for the period from January 1, 2007 to December 7, 2007 and for the year ended December 31, 2006. Deloitte & Touche billed NNN the fees and costs set forth below for services rendered during the years ended December 31, 2007 and 2006, respectively.

	2007	2006

Audit Fees(1)
Audit of consolidated financial statements	$881,297	$803,769
Timely quarterly reviews	756,970	80,219
SEC filings, including comfort letters, consents and comment letters	—	760,023

Total Audit Fees	1,638,267	1,644,011

Audit Related Fees(2)
Audits in connection with acquisitions and other accounting consultations	373,996	43,240
Due diligence services on pending merger	19,798	—

Total Audit-Related Fees	393,794	43,240

Tax Fees(2)
Tax return preparation	61,850	—

Total Tax Fees	61,850	—

Total Fees	$2,093,911	$1,687,251

(1)	Includes fees and expenses related to the year-end audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Includes fees and expenses for services rendered from January through December of the year, notwithstanding when the fees and expenses were billed.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

 The following documents are filed as part of this report:

(a)	The following Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are submitted herewith:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(b)	Consolidated Financial Statements Schedules

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

(c)	Exhibits required to be filed by Item 601 of Regulation S-K:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of May 22, 2007, among NNN Realty Advisors, Inc., B/C Corporate Holdings, Inc. and the Registrant, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

(3) Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Grubb & Ellis Company as filed with the Delaware Secretary of State on December 7, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.4	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.5	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.6	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

3.7	Amendment to the Amended and Restated By-laws of the Registrant, effective as of December 7, 2007, incorporated herein by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.8	Amendment to the Amended and Restated By-laws of the Registrant, effective as of January 25, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 31, 2008.

3.9	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002, incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

3.10	Certificate of Designations, Number Voting Posers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.11	Preferred Stock Exchange Agreement, dated as of December 30, 2004, between the Registrant and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.12	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Registration Rights Agreement, dated as of April 28, 2006, between the Registrant, Kojaian Ventures, LLC and Kojaian Holdings, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.

4.2	Second Amended and Restated Credit Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

4.3	Second Amended and Restated Security Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

4.4	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA 6400 Shafer LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

4.5	Open-end Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA Danbury LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

4.6	Letter Agreement by and among Wachovia Bank, National Association, GERA Abrams Centre LLC and GERA 6400 Shafer LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

4.7	Letter Agreement by and between Wachovia Bank, National Association and GERA Danbury, LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 4, 2007.

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10) Material Contracts

10.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.

10.2*	First Amendment to Employment Agreement entered into between Robert Osbrink and the Registrant, dated as of September 7, 2005, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed on September 28, 2005.

10.3*	Employment Agreement, dated as of January 1, 2005, between Maureen A. Ehrenberg and the Registrant, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005.

10.4*	Employment Agreement entered into on March 8, 2005, between Mark E. Rose and the Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

10.5*	Form of Restricted Stock Agreement between the Registrant and each of the Registrant’s Outside Directors, dated as of September 22, 2005, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2006 (File No. 333-133659).

10.6*	Employment Agreement entered into on April 1, 2006, between Frances P. Lewis and the Registrant, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10-K filed on September 28, 2006.

10.7*	Grubb & Ellis Company 2006 Omnibus Equity Plan effective as of November 9, 2006, incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on October 10, 2006.

10.8	Purchase and Sale Agreement between Abrams Office Center Ltd and GERA Property Acquisition LLC, a wholly-owned subsidiary of the Registrant, dated as of October 24, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.

10.9*	Second Amendment to Employment Agreement entered into between Robert H. Osbrink and the Registrant, dated as of November 15, 2006, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006.

10.10	Letter Agreement between Abrams Office Centre and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 8, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 14, 2006.

10.11	Second Amendment to the Purchase and Sale Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 15, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2006.

10.12	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 5, 2007.

10.13	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 5, 2007.

10.14	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 4, 2007, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 5, 2007.

10.15	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 19, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2007.

10.16	Purchase and Sale Agreement between F/B 6400 Shafer Ct. (Rosemont), LLC and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

10.17*	Employment Agreement between Richard W. Pehlke and the Registrant, as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2007.

10.18	Purchase and Sale Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007.

10.19	Letter Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated March 16, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007.

10.20	Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.21	Letter Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of April 30, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.22	Form of Voting Agreement between Registrant and certain stockholders or NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.23	Form of Voting Agreement between NNN Realty Advisors, Inc. and certain stockholders of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.24	Form of Escrow Agreement between NNN Realty Advisors, Inc., Wilmington Trust Company and the Registrant, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.25	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by and among GERA Abrams Centre LLC, Rebecca S. Conrad, as Trustee for the benefit of Wachovia Bank, National Association, dated as of June 15, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.26*†	Employment Agreement between NNN Realty Advisors, Inc. and Scott D. Peters

10.27*†	Employment Agreement between NNN Realty Advisors, Inc. and Andrea R. Biller

10.28*†	Employment Agreement between NNN Realty Advisors, Inc. and Francene LaPoint

10.29*†	Employment Agreement between NNN Realty Advisors, Inc. and Jeffrey T. Hanson

10.30†	Indemnification Agreement dated as of October 23, 2006 between Anthony W. Thompson and NNN Realty Advisors, Inc.

10.31†	Indemnification and Escrow Agreement by and among Escrow Agent, NNN Realty Advisors, Inc., Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson, together with Certificate as to Authorized Signatures.

10.32	Commercial Offer to purchase by and between Aurora Health Care, Inc. and Triple Net Properties, LLC, dated November 21, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.33	First Amendment to Offer to Purchase by and between Aurora Medical Group, Inc. and Triple Net Properties, LLC, dated November 29, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.34	Form of Lease among NNN Eastern Wisconsin Medical Portfolio, LLC and Aurora Medical Group, Inc., dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.35	Form of Subordination, Non-Disturbance and Attornment Agreement, between Aurora Medical Group, Inc. and PNC Bank, National Association dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.36	Form of Estoppel Certificate from Aurora Medical Group, Inc. to PNC Bank, National Association, dated as of December 21, 2007 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.37	Form of Guaranty executed by Aurora Health Care, Inc. in favor of NNN Eastern Wisconsin Medical Portfolio, LLC dated December 21, 2007, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.38	Promissory Note for $32,300,000 senior loan of NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.39	Promissory Note for $3,400,000 mezzanine loan by NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007,

incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.40	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing by NNN Eastern Wisconsin Medical Portfolio, LLC in favor of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.41*†	Form of Indemnification Agreement executed by Andrea R. Biller, Glenn L. Carpenter, Howard H. Greene, Jeffrey T. Hanson, Gary H. Hunt, C. Michael Kojaian, Francene LaPoint, Robert J. McLaughlin, Robert H. Osbrink, Richard W. Pehlke, Scott D. Peters, Dylan Taylor, Jack Van Berkel, D. Fleet Wallace and Rodger D. Young.

(14) Code of Ethics

14.1	Amendment to Code of Business Conduct and Ethics of the Registrant, incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2008.

(16) Change in Certifying Accountants

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated December 14, 2007, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2007.

(21)†	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

23.1†	Consent of Ernst & Young LLP

23.2†	Consent of Deloitte & Touche LLP

(31.1)†	Section 302 Certifications

(32)†	Section 906 Certification

† Filed herewith.

* Management contract or compensatory plan arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

GRUBB & ELLIS COMPANY

December 31, 2007

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
(In thousands)	Period	Expenses	Deductions(1)	of Period

Allowance for accounts receivable
Year Ended December 31, 2007	$723	$709	$(56)	$1,376
Year Ended December 31, 2006	$153	$886	$(316)	$723
Year Ended December 31, 2005	$992	$153	$(992)	$153
Allowance for advances and notes receivable
Year Ended December 31, 2007	$1,400	$451	$(12)	$1,839
Year Ended December 31, 2006	$562	$811	$27	$1,400
Year Ended December 31, 2005	$1,186	$3,957	$(4,581)	$562

(1)	Uncollectible accounts written off, net of recoveries

Schedule III — REAL ESTATE AND ACCUMULATED DEPRECIATION

GRUBB & ELLIS COMPANY

								Maximum
								Life on
								Which
								Depreciation
					Costs			in Latest
	Initial Costs to Company				Capitalized			Income	Gross Amount at Which Carried at December 31, 2007
				Buildings and	Subsequent to	Date	Date	Statement		Buildings and		Accumulated
(In thousands)	Encumbrance		Land	Improvements	Acquisition	Constructed	Acquired	is Computed	Land	Improvements	Total	Depreciation

Property Held for Investment

Rocky Mountain Exchange (Office)	$411		$1,202	$2,559	$—	1984	6/8/2005	39 years	$1,200	$2,551	$3,751	290
Denver, CO

Park at Spring Creek (Residential)	—	[1]	—	—	142	1997-1999	6/8/2005	39 years	—	142	142	30
Tomball, TX

Sanctuary at Highland Oaks (Residential)	—	[1]	—	—	276	1999	7/29/2005	39 years	—	276	276	57
Tampa, FL

St. Charles (Residential)	—	[1]	—	—	100	1998	9/27/2005	39 years	—	100	100	24
Kennesaw, GA

ROC Apartment Holdings (Residential)	—		—	—	56	1974-2005	Various	39 years	—	56	56	3

Various States

200 Galleria	84,000		7,440	64,591	—	1984	1/31/2007	39 years	7,440	64,591	72,031	2,641
Atlanta, GA

The Avallon Complex	53,000		7,748	54,771	—	1986-2001	7/10/2007	39 years	7,748	54,771	62,519	937
Austin, TX

Property Held for Sale

Park Central (Office)	21,549		4,475	20,494	—	1986	11/29/2007	N/A	4,475	20,494	24,969	—
Atlanta, GA

Emberwood (Residential)	17,390		2,123	20,456	—	1985	12/4/2007	N/A	2,123	20,456	22,579	—
Lafayette, LA

Woodside (Office)	25,380		4,112	22,161	—	1985-1999	12/13/2007	N/A	4,112	22,161	26,273	—
Beaverton, Oregan

Exchange South (Office)	20,800		5,685	16,067	—	1990-1996	12/13/2007	N/A	5,685	16,067	21,752	—
Jacksonville, FL

NNN Townley, LLC	2,500		—	—	—	1985	12/21/2007	N/A	—	—	—	—
Phoenix, AZ

NNN Eastern Wisconsin, LLC	3,400		—	—	—	2000-2007	12/21/2007	N/A	—	—	—	—
Wisconsin

Danbury Corporate Center	78,000		16,242	64,967	—	1981	12/7/2007	N/A	16,242	64,967	81,209	—
Danbury, CT

Abrams Centre	20,540		4,065	16,260	—	1983	12/7/2007	N/A	4,065	16,260	20,325	—
Dallas, TX

6400 Shafer	21,961		4,503	18,013	—	1979	12/7/2007	N/A	4,503	18,013	22,516	—
Rosemont, IL

	$348,931		$57,595	$300,339	$574				$57,593	$300,905	$358,498	3,982

(a) The changes in real estate held for investment and held for sale for the year ended December 31, 2007 are as follows:

(In thousands)

Balance at December 31, 2006	$44,325
Acquisitions	354,229
Additions	209
Disposals	(40,265)

Balance at December 31, 2007	$358,498

(b) The changes in accumulated depreciation for the year ended December 31, 2007 are as follows:

(In thousands)

Balance at December 31, 2006	$230
Additions	3,752
Disposals	—

Balance at December 31, 2007	$3,982

The Changes in real estate held for investment and held for sale for the year ended December 31, 2006 are as follows:

(In thousands)

Balance at December 31, 2005	$3,772
Acquisitions	40,264
Additions	289
Disposals	—

Balance at December 31, 2006	$44,325

The changes in accumulated depreciation for the year ended December 31, 2006 are as follows:

(In thousands)

Balance at December 31, 2005	$78
Additions	152
Disposals	—

Balance at December 31, 2006	$230

(1)	The Company is a master lessee of these residential properties and therefore does not own the asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company
(Registrant)

/s/ Scott D. Peters Scott D. PetersChief Executive Officer and Director(Principal Executive Officer)	March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ Richard W. Pehlke Richard W. Pehlke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ Glenn L. Carpenter Glenn L. Carpenter	Director	March 17, 2008

/s/ Harold H. Greene Harold H. Greene	Director	March 17, 2008

/s/ Gary H. Hunt Gary H. Hunt	Director	March 17, 2008

/s/ C. Michael Kojaian C. Michael Kojaian	Director	March 17, 2008

/s/ Robert J. McLaughlin Robert J. McLaughlin	Director	March 17, 2008

/s/ D. Fleet Wallace D. Fleet Wallace	Director	March 17, 2008

/s/ Rodger D. Young Rodger D. Young	Director	March 17, 2008

EXHIBIT INDEX

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of May 22, 2007, among NNN Realty Advisors, Inc., B/C Corporate Holdings, Inc. and the Registrant, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

(3)	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Grubb & Ellis Company as filed with the Delaware Secretary of State on December 7, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.4	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.5	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.6	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

3.7	Amendment to the Amended and Restated By-laws of the Registrant, effective as of December 7, 2007, incorporated herein by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.8	Amendment to the Amended and Restated By-laws of the Registrant, effective as of January 25, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 31, 2008.

3.9	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002, incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

3.10	Certificate of Designations, Number Voting Posers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.11	Preferred Stock Exchange Agreement, dated as of December 30, 2004, between the Registrant and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.12	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

(4)	Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Registration Rights Agreement, dated as of April 28, 2006, between the Registrant, Kojaian Ventures, LLC and Kojaian Holdings, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.

4.2	Second Amended and Restated Credit Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

4.3	Second Amended and Restated Security Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

4.4	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA 6400 Shafer LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

4.5	Open-end Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA Danbury LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

4.6	Letter Agreement by and among Wachovia Bank, National Association, GERA Abrams Centre LLC and GERA 6400 Shafer LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

4.7	Letter Agreement by and between Wachovia Bank, National Association and GERA Danbury, LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 4, 2007.

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10)  Material Contracts

10.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.

10.2*	First Amendment to Employment Agreement entered into between Robert Osbrink and the Registrant, dated as of September 7, 2005, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed on September 28, 2005.

10.3*	Employment Agreement, dated as of January 1, 2005, between Maureen A. Ehrenberg and the Registrant, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005.

10.4*	Employment Agreement entered into on March 8, 2005, between Mark E. Rose and the Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

10.5*	Form of Restricted Stock Agreement between the Registrant and each of the Registrant’s Outside Directors, dated as of September 22, 2005, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2006 (File No. 333-133659).

10.6*	Employment Agreement entered into on April 1, 2006, between Frances P. Lewis and the Registrant, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10-K filed on September 28, 2006.

10.7*	Grubb & Ellis Company 2006 Omnibus Equity Plan effective as of November 9, 2006, incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on October 10, 2006.

10.8	Purchase and Sale Agreement between Abrams Office Center Ltd and GERA Property Acquisition LLC, a wholly-owned subsidiary of the Registrant, dated as of October 24, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.

10.9*	Second Amendment to Employment Agreement entered into between Robert H. Osbrink and the Registrant, dated as of November 15, 2006, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006

10.10	Letter Agreement between Abrams Office Centre and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 8, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 14, 2006.

10.11	Second Amendment to the Purchase and Sale Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 15, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2006.

10.12	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 5, 2007.

10.13	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 5, 2007.

10.14	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 4, 2007, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 5, 2007.

10.15	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 19, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2007.

10.16	Purchase and Sale Agreement between F/B 6400 Shafer Ct. (Rosemont), LLC and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

10.17*	Employment Agreement between Richard W. Pehlke and the Registrant, as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2007.

10.18	Purchase and Sale Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007.

10.19	Letter Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated March 16, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007.

10.20	Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.21	Letter Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of April 30, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.22	Form of Voting Agreement between Registrant and certain stockholders or NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.23	Form of Voting Agreement between NNN Realty Advisors, Inc. and certain stockholders of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.24	Form of Escrow Agreement between NNN Realty Advisors, Inc., Wilmington Trust Company and the Registrant, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.25	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by and among GERA Abrams Centre LLC, Rebecca S. Conrad, as Trustee for the benefit of Wachovia Bank, National Association, dated as of June 15, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.26*†	Employment Agreement between NNN Realty Advisors, Inc. and Scott D. Peters

10.27*†	Employment Agreement between NNN Realty Advisors, Inc. and Andrea R. Biller

10.28*†	Employment Agreement between NNN Realty Advisors, Inc. and Francene LaPoint

10.29*†	Employment Agreement between NNN Realty Advisors, Inc. and Jeffrey T. Hanson

10.30†	Indemnification Agreement dated as of October 23, 2006 between Anthony W. Thompson and NNN Realty Advisors, Inc.

10.31†	Indemnification and Escrow Agreement by and among Escrow Agent, NNN Realty Advisors, Inc., Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson, together with Certificate as to Authorized Signatures.

10.32	Commercial Offer to purchase by and between Aurora Health Care, Inc. and Triple Net Properties, LLC, dated November 21, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.33	First Amendment to Offer to Purchase by and between Aurora Medical Group, Inc. and Triple Net Properties, LLC, dated November 29, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.34	Form of Lease among NNN Eastern Wisconsin Medical Portfolio, LLC and Aurora Medical Group, Inc., dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.35	Form of Subordination, Non-Disturbance and Attornment Agreement, between Aurora Medical Group, Inc. and PNC Bank, National Association dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.36	Form of Estoppel Certificate from Aurora Medical Group, Inc. to PNC Bank, National Association, dated as of December 21, 2007 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.37	Form of Guaranty executed by Aurora Health Care, Inc. in favor of NNN Eastern Wisconsin Medical Portfolio, LLC dated December 21, 2007, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.38	Promissory Note for $32,300,000 senior loan of NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.39	Promissory Note for $3,400,000 mezzanine loan by NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.40	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing by NNN Eastern Wisconsin Medical Portfolio, LLC in favor of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.41*†	Form of Indemnification Agreement executed by Andrea R. Biller, Glenn L. Carpenter, Howard H. Greene, Jeffrey T. Hanson, Gary H. Hunt, C. Michael Kojaian, Francene LaPoint, Robert J. McLaughlin, Robert H. Osbrink, Richard W. Pehlke, Scott D. Peters, Dylan Taylor, Jack Van Berkel, D. Fleet Wallace and Rodger D. Young.

(14) Code of Ethics

14.1	Amendment to Code of Business Conduct and Ethics of the Registrant, incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2008.

(16) Change in Certifying Accountants

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated December 14, 2007, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2007.

(21)†	Subsidiaries of the Registrant

(23) Consent of Independent Registered Public Accounting Firm

23.1†	Consent of Ernst & Young LLP

23.2†	Consent of Deloitte & Touche LLP

(31.1†)	Section 302 Certifications

(32†)	Section 906 Certification

† Filed herewith.

* Management contract or compensatory plan arrangement.