Form 10-Q
period 2008-03-31
GRUBB & ELLIS CO
filed 2008-05-09
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The number of shares outstanding of the registrant’s common stock as of May 7, 2008 was 65,368,609 shares.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,847	$49,072
Restricted cash	16,676	27,325
Investment in marketable securities	8,022	9,052
Current portion of accounts receivable from related parties — net	29,370	27,465
Current portion of advances to related parties — net	8,702	8,328
Notes receivable from related party — net	—	7,600
Service fees receivable — net	14,424	19,522
Current portion of professional service contracts — net	7,129	7,235
Real estate deposits and pre-acquisition costs	9,363	15,296
Properties held for sale	295,784	345,576
Identified intangible assets and other assets held for sale — net	64,727	85,758
Prepaid expenses and other assets	21,143	16,872
Deferred tax assets	8,285	7,854

Total current assets	508,472	626,955
Accounts receivable from related parties — net	10,039	10,360
Advances to related parties — net	4,121	3,751
Professional service contracts — net	12,261	13,088
Investments in unconsolidated entities	18,355	16,884
Properties held for investment — net	3,966	3,922
Property, equipment and leasehold improvements — net	16,233	16,265
Goodwill	171,552	169,317
Identified intangible assets — net	103,631	105,589
Other assets — net	3,190	3,281

Total assets	$851,820	$969,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,724	$101,147
Due to related parties	2,206	2,953
Current portion of notes payable and capital lease obligations	372	402
Mortgage loans payable secured by properties held for sale	272,972	348,520
Liabilities of properties held for sale — net	11,579	18,711
Other liabilities	3,590	5,308

Total current liabilities	351,443	477,041
Long-term liabilities:
Line of credit	38,000	8,000
Senior notes	16,277	16,277
Notes payable and capital lease obligations	713	799
Other long-term liabilities	6,897	7,088
Deferred tax liabilities	33,300	32,837

Total liabilities	446,630	542,042
Commitment and contingencies (Note 15)	—	—
Minority interest	6,179	18,725
Stockholders’ equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized as of March 31, 2008 and December 31, 2007; no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 65,364,965 and 64,824,777 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	654	648
Additional paid-in capital	396,422	393,665
Retained earnings	2,812	15,381
Accumulated other comprehensive loss	(877)	(1,049)

Total stockholders’ equity	399,011	408,645

Total liabilities and stockholders’ equity	$851,820	$969,412

See notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
REVENUE
Transaction services	$59,148	$—
Investment management	26,092	29,465
Management services	61,756	—
Rental related	13,628	2,283

Total revenue	160,624	31,748

OPERATING EXPENSE
Compensation costs	120,334	13,591
General and administrative	21,625	9,264
Depreciation and amortization	5,057	514
Rental related	9,139	2,398
Interest	5,742	536
Merger related costs	2,869	—

Total operating expense	164,766	26,303

OPERATING (LOSS) INCOME	(4,142)	5,445

OTHER (EXPENSE) INCOME
Equity in (losses) earnings of unconsolidated entities	(6,014)	169
Interest income	237	541
Other	(546)	138

Total other (expense) income	(6,323)	848

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(10,465)	6,293
Minority interest in loss (income) of consolidated entities	502	(7)

(Loss) income from continuing operations before income tax benefit (provision)	(9,963)	6,286
Income tax benefit (provision)	4,146	(2,489)

(Loss) income from continuing operations	(5,817)	3,797

Discontinued operations
Loss from discontinued operations — net of taxes	(124)	(220)
Gain on disposal of discontinued operations — net of taxes	73	60

Total loss from discontinued operations	(51)	(160)

NET (LOSS) INCOME	$(5,868)	$3,637

Basic earnings per share
(Loss) income from continuing operations	$(0.09)	$0.10
Loss from discontinued operations	—	—

Net (loss) earnings per share	$(0.09)	$0.10

Diluted earnings per share
(Loss) income from continuing operations	$(0.09)	$0.10
Loss from discontinued operations	—	—

Net (loss) earnings per share	$(0.09)	$0.10

Shares used in computing basic earnings per share	63,521	36,910

Shares used in computing diluted earnings per share	63,521	36,949

Dividends declared per share	$0.1025	$0.0450

See notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March, 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,868)	$3,637
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated entities	6,014	(169)
Depreciation and amortization	5,057	483
Stock-based compensation	2,531	1,443
Amortization/write-off of intangible contractual rights	423	807
Amortization of deferred financing costs	547	76
Deferred income taxes	(34)	(1,658)
Allowance for uncollectible accounts	343	248
Minority interest in (loss) income of consolidated entities	(502)	7
Other operating activities	(617)	(249)
Changes in operating assets and liabilities:
Accounts receivable from related parties	(2,365)	(12,522)
Prepaid expenses and other assets	2,072	(3,196)
Accounts payable and accrued expenses	(48,230)	1,900
Other liabilities	(4,799)	2,314

Net cash used in operating activities	(45,428)	(6,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of properties held for sale	(25,120)	(208,343)
Purchases of identified intangible assets and other assets held for sale	(2,368)	(39,175)
Real estate deposits and pre-acquisition costs	(1,612)	(5,821)
Proceeds from sale of properties held for sale	—	99,721
Proceeds from collection of real estate deposits and pre-acquisition costs	9,013	7,837
Purchases of property and equipment	(1,472)	(751)
Investment in marketable securities	—	(5,338)
Advances to related parties	(1,577)	(4,318)
Repayments of advances to related parties	951	8,230
Repayment of note receivable from related party	7,600	—
Investments in unconsolidated entities, net	5,941	2,364
Restricted cash	(212)	(13,132)
Other	(805)	—

Net cash used in investing activities	(9,661)	(158,726)

	For the Three Months Ended
	March, 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Advances on lines of credit	30,000	—
Repayments of mortgage loans payable secured by properties held for sale	(16,001)	(93,990)
Proceeds from issuance of mortgage loans payable secured by properties held for sale	20,370	229,820
Proceeds from issuance of senior notes	—	6,015
Principal payments on notes payable and capital lease obligations	(32)	(4,430)
Repayments to related parties	(747)	(1,997)
Rate lock deposits	(1,469)	310
Deferred financing costs	(6)	(536)
Dividends paid to common stockholders	(1,733)	(3,813)
Contributions from minority interests	833	1,875
Distributions to minority interests	(544)	—
Other financing activities	193	(37)

Net cash provided by financing activities	30,864	133,217

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,225)	(32,388)
Cash and cash equivalents — Beginning of period	49,072	102,226

Cash and cash equivalents — End of period	$24,847	$69,838

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends accrued	$6,701	$1,906

See notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of Grubb & Ellis Company and its consolidated subsidiaries (collectively, the “Company”), and are prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.
     Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be achieved in future periods.
Use of Estimates
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
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009 and does not believe adoption will have a material effect on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009 and does not believe the adoption will have a material effect on its consolidated financial statements.
2. MARKETABLE SECURITIES
     The historical cost and estimated fair value of the available-for-sale marketable securities held by the Company are as follows:

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	As of March 31, 2008				As of December 31, 2007
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(In thousands)
Equity securities	$4,350	$—	$(1,461)	$2,889	$4,440	$—	$(1,355)	$3,085

     There were no sales of equity securities during the three months ended March 31, 2008. The Company believed that a decline in the value of a marketable equity security was other than temporary and recorded realized losses of $90,000 to reflect the fair value of such security as of March 31, 2008. Sales of equity securities resulted in realized gains of $138,000 for the three months ended March 31, 2007.
     Investments in Limited Partnerships
     The Company, through its subsidiary, Grubb & Ellis Alesco Global Advisors, LLC (Alesco), serves as general partner and investment advisor to five hedge fund limited partnerships, four of which are required to be consolidated, Grubb & Ellis AGA Realty Income Fund, LP (“Income Fund”), AGA Strategic Realty Fund, L.P. (“Strategic Realty”), AGA Global Realty Fund LP (“Global Realty”) and AGA Realty Income Partners LP (“Realty Partners”).
     Alesco allocated the limited partners’ income or loss to minority interest. For the quarter ended March 31, 2008, Alesco had investment losses of approximately $457,000 which were allocated entirely to minority interest. At March 31, 2008, these limited partnerships had assets of approximately $5.1 million consisting primarily of exchange traded marketable securities, including equity securities and foreign currencies.
     The following table reflects trading securities. The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

	As of March 31, 2008				As of December 31, 2007
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(In thousands)
Equity securities	$5,439	$161	$(467)	$5,133	$7,250	$134	$(1,417)	$5,967

	For the Three Months Ended March 31, 2008
	Investment	Net Gain (Loss)
	Income	Realized	Unrealized	Total
(In thousands)
Equity securities	$41	$(1,391)	$961	$(389)
Less investment expenses	(68)	—	—	(68)

	$(27)	$(1,391)	$961	$(457)

3. RELATED PARTIES
     Related party balances as of March 31, 2008 and December 31, 2007 are summarized below:
     Accounts Receivable
     Accounts receivable from related parties consisted of the following:

	March 31,	December 31,
	2008	2007
(In thousands)
Accrued property management fees	$21,388	$20,428
Accrued lease commissions	9,252	9,994
Accrued asset management fees	1,917	1,206
Accrued real estate acquisition fees	86	103

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Other receivables	4,672	3,086
Other accrued fees	3,187	4,041

Total	40,502	38,858
Allowance for uncollectible receivables	(1,093)	(1,033)

Accounts receivable from related parties — net	39,409	37,825
Less portion classified as current	(29,370)	(27,465)

Non-current portion	$10,039	$10,360

     Advances to Related Parties
     The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less, and generally bear interest at 6.0% to 12.0% per annum. The advances consisted of the following:

	March 31,	December 31,
	2008	2007
(In thousands)
Advances to properties of related parties	$11,456	$10,166
Advances to sponsored REITs	1,249	1,318
Advances to related parties	2,240	2,434

Total	14,945	13,918
Allowance for uncollectible receivables	(2,122)	(1,839)

Advances to related parties — net	12,823	12,079
Less portion classified as current	(8,702)	(8,328)

Non-current portion	$4,121	$3,751

     As of December 31, 2007, advances with accrued interest included $1.0 million to a program solely managed by the Company’s former Chairman, who subsequently resigned in 2008. As of March 31, 2008, the remaining balance was $678,000.
     Notes Receivable From Related Party
     In December 2007, the Company advanced $10.0 million to Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”). The unsecured note matures on June 20, 2008 and bears interest at a fixed rate of 7.46% per annum. The unsecured note requires monthly interest only payments beginning on January 1, 2008 and provides for a default interest rate in an event of default equal to 9.46% per annum. This unsecured note was repaid in full in the first quarter of 2008. The balance owed to the Company as of December 31, 2007 consisted of $7.6 million in principal.
4. INVESTMENTS IN UNCONSOLIDATED ENTITIES
     As of March 31, 2008 the Company had investments in two properties totaling $4.1 million and $7.3 million, respectively, which represents approximately 25.3% and 46.8% ownership interest in each property, respectively. As of December 31, 2007 the Company had investments in two properties totaling $1.7 million and $4.1 million, respectively, which represents approximately 32.0% and 41.0% ownership interest in each property, respectively.
     The Company owned approximately 5.7 million shares of common stock of Grubb & Ellis Realty Advisors, Inc. (“GERA”), a special purpose acquisition company, or approximately 19% of the outstanding common stock of GERA. The Company also owned approximately 4.6 million GERA warrants which were exercisable into additional GERA common stock, subject to certain conditions. The Company recorded each of these investments at fair value on December 7, 2007, the date they were acquired, at a total investment of approximately $4.5 million. The market price of the warrants declined slightly to $0.16 per warrant as of December 31, 2007, resulting in an unrealized loss on the investment totaling approximately $223,000 (net of taxes) for the year ended December 31, 2007. This unrealized loss was included in accumulated other comprehensive loss within stockholders’ equity as of December 31, 2007.
     All of the officers of GERA were also officers or directors of the Company, although such persons did not receive any compensation from GERA in their capacity as officers of GERA. Due to the Company’s ownership position and influence over the operating and financial decisions of GERA, the Company’s investment in GERA was accounted

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
for within the Company’s consolidated financial statements under the equity method of accounting. The Company’s combined carrying value of these GERA investments as of December 31, 2007, totaled approximately $4.1 million, net of an unrealized loss, and was included in investments in unconsolidated entities in the Company’s consolidated balance sheet as of that date.
     On February 28, 2008, at a special meeting of the stockholders of GERA held to vote on, among other things, a proposed transaction with the Company. GERA failed to obtain the requisite consents of its stockholders to approve the proposed business transaction and at a subsequent special meeting in April 2008, its stockholders approved the dissolution and plan of liquidation of GERA. The Company did not receive any funds or other assets as a result of GERA’s liquidation.
     As a consequence, the Company wrote off its investment in GERA and other advances to that entity in the first quarter of 2008 and recognized a loss of approximately $5.8 million, comprised of $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs, and which included the unrealized loss previously reflected in accumulated other comprehensive loss. The Company is marketing the three commercial properties that were subject to the proposed transaction with GERA so as to affect their sale on or before September 30, 2008, as required under the terms of its credit facility.
5. PROPERTIES HELD FOR INVESTMENT
     A summary of the balance sheet information for properties held for investment is as follows:

		March 31,	December 31,
	Useful Life	2008	2007
(In thousands)
Building and capital improvement	39 years	$3,067	$2,962
Tenant Improvement	1-8 years	165	165
Accumulated depreciation		(466)	(405)

Total		2,766	2,722
Land		1,200	1,200

Properties held for investment — net		$3,966	$3,922

     The Company recognized $61,000 and $42,000 of depreciation expense related to the properties held for investment during the three months ended March 31, 2008 and 2007, respectively.
6. BUSINESS COMBINATIONS AND GOODWILL
Merger of Grubb & Ellis Company with NNN Realty Advisors, Inc.
     On December 7, 2007, the Company effected a stock merger (the “Merger”) with NNN Realty Advisors, Inc. (“NNN”), a real estate asset management company and sponsor of tax deferred tenant in common (“TIC”) 1031 property exchanges as well as a sponsor of two non-traded REITs and other investment programs.
     Under the purchase method of accounting, the Merger consideration of $172.2 million was determined based on the fair value of the Company’s common stock and vested options outstanding at the merger date.
     As part of its merger transition, the Company continues to finalize its personnel reorganization plan, and recorded a severance liability totaling approximately $1.0 million during the three months ended March 31, 2008, which increased the goodwill recorded from the acquisition. These liabilities relate primarily to severance and other benefits to be paid to terminated employees. Such liabilities, totaling approximately $6.1 million, have been recorded related to the personnel reorganization plan, of which approximately $1.8 million has been paid to terminated employees as of March 31, 2008. The Company expects to finalize this reorganization plan during the third quarter of 2008.
     The Company also acquired two smaller companies during 2007, NNN/ROC Apartment Holdings, LLC and Alesco Global Advisors, LLC, for purchase price cash consideration aggregating approximately $4.7 million.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Supplemental information
     Unaudited pro forma results, assuming the above mentioned 2007 acquisitions had occurred as of January 1, 2007 for purposes of the 2007 pro forma disclosures, are presented below. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had all acquisitions occurred on January 1, 2007, and may not be indicative of future operating results.

Unaudited Pro Forma Results
Three Months Ended
March 31, 2007
(In thousands, except per share data)
Revenue	$150,260
Income from continuing operations	$283
Net loss	$(28)
Basic loss per share	—
Weighted average shares outstanding for basic earnings per share	36,910
Diluted loss per share	—
Weighted average shares outstanding for diluted earnings per share	36,910
7. PROPERTY ACQUISITIONS
     During the three months ended March 31, 2008, the Company completed the acquisition of one office property, which the Company classified as property held for sale upon acquisition. The aggregate purchase price, including closing costs, of this property was $21.8 million, of which $14.7 million was financed with mortgage debt. Pro forma data is not presented as the operations of this property are included in discontinued operations in the Company’s consolidated statement of operations.
8. IDENTIFIED INTANGIBLE ASSETS
     Identified intangible assets consisted of the following:

		March 31,	December 31,
(In thousands)	Useful Life	2008	2007
Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$20,538	$20,538
Accumulated amortization — contract rights		(3,944)	(3,521)

Contract rights, net		16,594	17,017

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,436	5,579
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	300	300
Other contract rights	5 to 7 years	1,418	1,418
Non-compete and employment agreements	3 to 4 years	97	597

		88,151	88,794
Accumulated amortization		(1,212)	(338)

Other identified intangible assets, net		86,939	88,456

Identified intangible assets — properties
In place leases and tenant relationships	35 to 95 months	271	271
Above market leases	35 months	107	107

		378	378
Accumulated amortization — properties		(280)	(262)

Identified intangible assets, net— properties		98	116

Total identified intangible assets, net		$103,631	$105,589

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Amortization expense recorded for the contract rights was $423,000 and $807,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense was charged as a reduction to investment management revenue in each respective period. During the period of future real property sales, the amortization of the contract rights for intangible assets will be applied based on the net relative value of disposition fees realized.
     Amortization expense recorded for the other identified intangible assets was $874,000 and $0 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.
     Amortization expense recorded for the in-place leases and tenant relationships was $12,000 and $14,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.
     Amortization expense recorded for the above-market leases was $6,000 and $8,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense was charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.
9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2008	2007
(In thousands)
Accrued liabilities	$14,287	$18,421
Salaries and related costs	10,996	12,575
Accounts payable	8,619	12,702
Broker commissions	6,905	26,517
Dividends	6,709	1,733
Severance	4,385	4,965
Bonuses	3,171	14,933
Property management fees and commissions due to third parties	2,778	4,491
Organizational marketing expense allowance related costs	264	1,219
Other	2,610	3,591

Total	$60,724	$101,147

10. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
     Notes payable and capital lease obligations consisted of the following:

	March 31,	December 31,
	2008	2007
(In thousands)
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest is due quarterly beginning March 31, 2006.	$380	$411
Capital leases obligations	705	790

Total	1,085	1,201
Less portion classified as current	(372)	(402)

Non-current portion	$713	$799

     Grubb & Ellis Realty Investors, LLC (“GERI”) historically had entered into several interest rate lock agreements with commercial banks. All rate locks were cancelled and all deposits in connection with these agreements were refunded to the Company in April 2008.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
11. MORTGAGE LOANS PAYABLE SECURED BY PROPERTIES HELD FOR SALE
     Notes payable secured by properties held for sale consisted of the following:

	March 31,	December 31,
	2008	2007
(In thousands)
Mortgage debt payable to various financial institutions for real estate held for sale. Fixed interest rates range from 5.95% to 6.32% per annum. The notes mature at various dates through November 2018. As of March 31, 2008, all notes require monthly interest-only payments.	$138,472	$209,230
Mezzanine debt payable to a financial institution for real estate held for sale with an interest rate of 13.0% per annum. The note matured on April 15, 2008 and was paid in full. As of March 31, 2008, the note requires monthly interest-only payments.	14,000	18,790
Mortgage debt payable to various financial institutions for real estate held for sale, which bear interest at LIBOR plus 250 basis points and include an interest rate cap for LIBOR at 6.00% (approximately 5.20% per annum as of March 31, 2008).	120,500	120,500

Total	$272,972	$348,520

12. LINES OF CREDIT
     The Company’s line of credit is secured by substantially all of the Company’s assets and requires the Company to meet certain minimum loan to value, debt service coverage, and performance covenants, including the timely payment of interest. The outstanding balance on the line of credit was $38.0 million as of March 31, 2008 and carried an average weighted interest rate of 6.63%. The Company was in compliance with all debt covenants pertaining to the credit agreement as of March 31, 2008.
13. SEGMENT DISCLOSURE
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
      Transaction Services — Transaction Services advise buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes the Company’s national accounts group and national affiliate program operations.
      Investment Management — Investment Management includes all of NNN’s historical business units, which includes services for acquisition, financing and disposition with respect to the Company’s programs, asset management services related to the Company’s programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC and REIT programs.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

	Transaction	Investment	Management
Three Months Ended March 31, 2008	Services	Management	Services	Total
(In thousands)
Revenue	$59,148	$26,092	$61,756	$146,996
Compensation costs	51,477	11,146	57,711	120,334
General and administrative	11,421	7,560	2,644	21,625

Segment operating (loss) income	$(3,750)	$7,386	$1,401	$5,037

	Transaction	Investment	Management
Three Months Ended March 31, 2007	Services	Management	Services	Total
(In thousands)
Revenue	$—	$29,465	$—	$29,465
Compensation costs	—	13,591	—	13,591
General and administrative	—	9,264	—	9,264

Segment operating income	$—	$6,610	$—	$6,610

      The following is a reconciliation between segment operating income to consolidated net (loss) income:

	Three Months Ended
	March 31,
	2008	2007
(In thousands)
Reconciliation to consolidated net (loss) income:
Total segment operating income	$5,037	$6,610
Non-segment:
Rental operations, net	4,489	(115)
Other operating expenses	(13,668)	(1,050)
Other (expense) income	(6,323)	848
Minority interest in loss (income) of consolidated entities	502	(7)
Income tax benefit (provision)	4,146	(2,489)
Loss from discontinued operations	(51)	(160)

Net (loss) income	$(5,868)	$3,637

14. PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS
     A summary of the properties held for sale balance sheet information is as follows:

	March 31,	December 31,
	2008	2007
(In thousands)
Operating properties	$295,784	$345,576
Identified intangible assets and other assets	64,727	85,758

Total assets	$360,511	$431,334

Mortgage loans payable	$272,972	$348,520
Liabilities of properties held for sale	11,579	18,711

Total liabilities	$284,551	$367,231

     In instances when the Company expects to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties held for sale continue to be fully recorded within the continuing operations of the Company through the date of sale.
     The net results of discontinued operations and the net gain on dispositions of properties sold or classified as held for sale as of March 31, 2008, in which the Company has no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statement of operations as discontinued operations. The Company will

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.
     The following table summarizes the income and expense components that comprised discontinued operations, net of taxes, for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
(In thousands)
Rental income	$1,220	$5,195
Rental expense	(551)	(2,468)
Interest expense (including amortization of deferred financing costs)	(883)	(3,096)
Tax benefit	90	149

Loss from discontinued operations-net of taxes	(124)	(220)
Gain on disposal of discontinued operations-net of taxes	73	60

Total loss from discontinued operations	$(51)	$(160)

     During the quarter ended March 31, 2008, the Company contributed certain assets and liabilities related to properties held for sale to investments in joint ventures. These non-cash transactions resulted in a reduction of restricted cash of approximately $10.9 million, a reduction of properties held for sale of approximately $73.6 million, a reduction in mortgage loans payable secured by properties held for sale of approximately $74.2 million, a decrease in other assets of approximately $1.5 million and an increase in investments in unconsolidated entities of approximately $11.8 million.
15. COMMITMENTS AND CONTINGENCIES
     Operating Leases — The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which the Company acts as sublessor.
     The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.
      Rent expense under these operating leases approximated $5.9 million and $807,000 for the three months ended March 31, 2008 and 2007, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.
     Operating Leases — Other — The Company is a master lessee of seven multi-family residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases approximated $2.2 million and $1.2 million for three months ended March 31, 2008 and 2007, respectively.
     The Company subleases this residential space to third parties. Rental income from these subleases was $4.2 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively. As residential leases are executed for no more than one year, the Company is unable to project the future minimum receivable related to these leases.
     Capital Lease Obligations — The Company leases computers, copiers, and postage equipment that are accounted for as capital leases (see Note 10 of Notes to Consolidated Financial Statements for additional information).
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
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
     Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of March 31, 2008, there were 146 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at March 31, 2008. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at December 31, 2007.
     The Company’s guarantees consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
(In thousands)
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,290,711	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	138,472	221,430
Guarantees of the Company’s mezzanine debt	14,000	48,790
Recourse guarantees of debt of properties under management	32,275	47,399
Recourse guarantees of the Company’s debt	10,000	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.
     Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FIN No. 45. The liability was insignificant as of March 31, 2008 and December 31, 2007.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
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
     To the extent that the Company incurs any liability arising from the failure to comply with real estate broker licensing requirements in certain states, Mr. Thompson, Mr. Rogers and Mr. Hanson have agreed to forfeit to the Company up to an aggregate of 4,124,120 shares of the Company’s common stock, and each share will be deemed to have a value of $11.36 per share in satisfying this obligation. Mr. Thompson has agreed to indemnify the Company, to the extent the liability incurred by the Company for such matters exceeds the deemed $46,865,000 value of these shares, up to an additional $9,435,000 in cash. In connection with this arrangement, NNN has entered into an indemnification and escrow agreement with Mr. Thompson, Mr. Rogers, Mr. Hanson, an independent escrow agent and NNN, pursuant to which the escrow agent will hold 4,124,120 shares of the Company’s common stock that are otherwise issuable to Mr. Thompson and Mr. Rogers in connection with the NNN’s formation transactions (2,885,520 shares for Mr. Thompson and 1,238,600 shares for Mr. Rogers) to secure Mr. Thompson’s and Mr. Rogers’ obligations to the Company with respect to these matters. Mr. Thompson’s and Mr. Rogers’ liability under this arrangement will not exceed the sum of the value of their shares in the escrow except to the extent Mr. Thompson may be obliged to indemnify the Company for excess liabilities up to an additional $9,435,000 in cash. Since Mr. Hanson is entitled over time to receive up to 743,160 shares from Messrs. Thompson and Rogers (557,370 from Mr. Thompson and 185,790 from Mr. Rogers) from the shares held in the indemnification and escrow agreement, he is a party to it as well and his liability is limited to those shares. These indemnification agreements remain in place until November 16, 2009. In the event that Mr. Hanson’s right to receive his shares vests prior to the expiration of the indemnification agreements, then to the extent shares attributable to his ownership are available, and not subject to potential claims, under the indemnification and escrow agreement, he will be permitted to remove 88,000 shares on each of January 1, 2008 and 2009 to pay taxes.
16. EARNINGS PER SHARE
     The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period less unvested restricted shares. Diluted net income (loss) per share is computed using the weighted-average number of common and common equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.
     On December 7, 2007, pursuant to the Merger Agreement (i) each issued and outstanding share of common stock of NNN was automatically converted into 0.88 of a share of common stock of the Company, and (ii) each issued and outstanding stock option of NNN, exercisable for common stock of NNN, was automatically converted into the right to receive a stock option exercisable for common stock of the Company based on the same 0.88 share conversion ratio.
     Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the 0.88 conversion as a result of the Merger.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2008	2007
(In thousands, except per share amounts)
Numerator:
(Loss) income from continuing operations, net of tax	$(5,817)	$3,797
Loss from discontinued operations, net of tax	(51)	(160)

Net (loss) income	$(5,868)	$3,637

Denominator:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	63,521	36,910	(1)
Effect of dilutive securities:
Non-vested restricted stock	— (2)	39	(1)(2)

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	63,521	36,949

Basic earnings per share
(Loss) income from continuing operations, net of tax	$(0.09)	$0.10
Loss from discontinued operations, net of tax	—	—

Basic (loss) earnings per share	$(0.09)	$0.10

Diluted earnings per share
(Loss) income from continuing operations, net of tax	$(0.09)	$0.10
Loss from discontinued operations, net of tax	—	—

Diluted (loss) earnings per share	$(0.09)	$0.10

(1)	Shares of NNN’s common stock as of March 31, 2007, are converted to the Company’s common shares outstanding by applying December 7, 2007 merger exchange ratio for earnings per share disclosure purposes.

(2)	Options outstanding to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 2.3 million and 731,000 at March 31, 2008 and 2007, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.
17. COMPREHENSIVE (LOSS) INCOME
     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net (loss) income	$(5,868)	$3,637
Other comprehensive (loss) income:
Net unrealized loss on investments, net of taxes	(51)	(13)
Elimination of net unrealized loss on investment in GERA warrants	223	—

Total comprehensive (loss) income	$(5,696)	$3,624

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
18. OTHER RELATED PARTY TRANSACTIONS
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
     Management Fees — The Company provides both transaction and management services to parties which are related to a principal stockholder and director of the Company, or Kojaian affiliated entities (collectively, “Kojaian Companies”). In addition, the Company also paid asset management fees to the Kojaian Companies related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for services rendered to these affiliates, including joint ventures, officers and directors and their affiliates, was $1.8 million for the three months ended March 31, 2008. No such services were rendered in the three months ended March 31, 2007.
     Other Related Party — GERI, which is wholly owned by the Company, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC. Grubb & Ellis Apartment Management, LLC owns a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Scott D. Peters, the Company’s Chief Executive Officer and President, Louis J Rogers, former President of GERI and former director of NNN, and Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, received an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. GERI owns the remaining 64.0% membership interest.
     GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC and each of Mr. Peters, Ms. Biller and Jeffery T. Hanson, the Company’s Chief Investment Officer and GERI’s President, received an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC. GERI owns the remaining 46.0% membership interest.
     Anthony W. Thompson, former Chairman of the Company and NNN, as a special member, was entitled to receive up to $175,000 annually in compensation from each of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC. Effective February 8, 2008 upon his resignation as Chairman, he is no longer a special member. As part of his resignation, the Company has agreed to continue to pay him up to an aggregate of $569,000, which was accrued as of March 31, 2008, through the offering periods related to Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc.
     The grants of these membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes distributions based on membership interests of $30,000 earned by each of Mr. Peters and Ms. Biller from Grubb & Ellis Apartment Management, LLC for the three months ended March 31, 2008. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions based on membership interests of $44,000 earned by Mr. Thompson for the three months ended March 31, 2007 and $107,000 and $42,000 earned by each of Messrs. Peters and Hanson and Ms. Biller for the three months ended March 31, 2008 and 2007, respectively.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of March 31, 2008 and December 31, 2007, the remaining 64.0% equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 46.0% equity interest in Grubb & Ellis Healthcare Management, LLC was owned by GERI; however, the operating agreements require that any allocable earnings attributable to GERI’s ownership interests be paid to GERI on a quarterly basis to be used for compensation to its employees or other individuals associated with GERI and its affiliates. As such, Grubb & Ellis Apartment Management, LLC incurred $42,000 for the three months ended March 31, 2008 and Grubb & Ellis Healthcare Management, LLC incurred $158,000 and $107,000 for the three months ended March 31, 2008 and 2007, respectively, to other Company employees, which was included in compensation expense in the consolidated statement of operations.
     G REIT, Inc. had agreed to pay Mr. Peters and Ms. Biller, retention bonuses in connection with its stockholder approved liquidation of $50,000 and $25,000, respectively, upon the filing of each of G REIT’s annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. These retention bonuses were agreed to by the independent directors of G REIT and approved by the stockholders of G REIT in connection with G REIT’s stockholder approved liquidation. As of March 31, 2008, Mr. Peters and Ms. Biller have received retention bonuses of $200,000 and $100,000 from G REIT, respectively. On January 28, 2008, G REIT’s remaining assets and liabilities were transferred to G REIT Liquidating Trust. Effective January 30, 2008, and March 4, 2008, respectively, Mr. Peters and Ms. Biller irrevocably waived their rights to receive all future retention bonuses from G REIT Liquidating Trust. Additionally, Mr. Peters and Ms. Biller, each received a performance-based bonus of $100,000 upon the receipt by GERI of net commissions aggregating $5,000,000 or more from the sale of G REIT properties in March 2007.
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
     The Company has outstanding advances totaling $678,000 and $1.0 million as of March 31, 2008 and December 31, 2007, respectively, to Colony Canyon, a property 30.0% owned by Mr. Thompson. The advances bear interest at 10.0% per annum and are required to be repaid within one year (although the repayments can and have been extended from time to time).
19. INCOME TAXES
     The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Current:
Federal	$(3,978)	$3,238
State	(134)	773

	(4,112)	4,011

Deferred:
Federal	73	(1,283)
State	(107)	(239)

	(34)	(1,522)

	$(4,146)	$2,489

     The Company recorded prepaid taxes totaling approximately $7.1 million as of March 31, 2008, comprised primarily of prepaid tax estimates.
     Grubb & Ellis Company generated a federal net operating loss (NOL) of approximately $8.2 million for the taxable period of the acquired entity ending on the merger date. This NOL carryforward is subject to an annual limitation under IRC section 382 because the merger caused a change of ownership of the Company of greater than

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
50.0%. The annual limitation is approximately $7.3 million. At March 31, 2008, federal net operating loss carryforwards were available to the Company in the amount of approximately $9.1 million which expire from 2008 to 2027.
     In evaluating the need for a valuation allowance at March 31, 2008, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes”. Given the historical earnings of the Company, management believes that it is more likely than not that the entire federal net operating loss of $9.1 million will be used in the foreseeable near future, and therefore has recorded no valuation allowance against the related deferred tax asset. As of the date of the merger, Grubb & Ellis Company also had state net operating loss carryforwards, although a substantial portion of these deferred assets were offset by a valuation allowance, totaling $3.0 million as the future utilization of these state NOLs is uncertain.
     The differences between the total income tax provision or (benefit) of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Federal income taxes at the statutory rate	$(3,487)	$2,138
State income taxes net of federal benefit	(506)	333
Credits	38	—
Non-deductible expenses	(220)	18
Other	29	—

	$(4,146)	$2,489

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This Interim Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets, (iii) the Company’s debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company’s ability to implement, and the success of, new initiatives and investments, including expansion into new specialty areas and integration of the Company’s business units, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008.
Overview and Background
     In certain instances throughout this Interim Report phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, the Company prior to the Merger. Similarly, in certain instances throughout this Interim Report the term NNN, “legacy NNN”, or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.
     Grubb & Ellis Company (the “Company”), is a commercial real estate services and investment management firm. On December 7, 2007, NNN Realty Advisors, Inc. (“NNN”) effected a stock merger (the “Merger”) with the legacy Grubb & Ellis Company, a 50 year old commercial real estate services firm. Upon the closing of the Merger, a change of control of the Company occurred, as the former stockholders of legacy NNN acquired approximately 60% of the Company’s issued and outstanding common stock. Pursuant to the Merger, each issued and outstanding share of legacy NNN automatically converted into a 0.88 of a share of common stock of the Company. Based on accounting principles generally accepted in the United States of America (“GAAP”), the Merger was accounted for using the purchase method of accounting, and although structured as a reverse merger, legacy NNN is considered the accounting acquirer of legacy Grubb & Ellis. As a consequence, the operating results for the three months ended March 31, 2008 reflect the consolidated results of the newly merged company while the three months ended March 31, 2007 include solely the operating results of legacy NNN.
     Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the conversion as a result of the Merger.
     NNN is a real estate investment management company and sponsor of tax deferred tenant in common (“TIC”) 1031 property exchanges as well as a sponsor of public non-traded real estate investment trusts (“REITs”) and other investment programs. Pursuant to the merger, the Company now sponsors real estate investment programs under the Grubb & Ellis brand, Grubb & Ellis Realty Investors, LLC (“GERI”) (formerly Triple Net Properties, LLC), to provide investors with the opportunity to engage in tax-deferred exchanges of real property and to invest in other real estate investment vehicles, and continues to offer full-service real estate asset management services. GERI raises capital for these programs through an extensive network of broker-dealer relationships. GERI structures, acquires, manages and disposes of real estate for these programs, earning fees for each of these services.
     Legacy Grubb & Ellis business units provide a full range of real estate services, including transaction services, which comprises its brokerage operations, and management and consulting services for both local and multi-location clients, which includes third-party property management, corporate facilities management, project management, client accounting, business services and engineering services.
Critical Accounting Policies
     A discussion of the Company’s critical accounting policies, which include principles of consolidation, revenue recognition, impairment of goodwill, deferred taxes and insurance and claims reserves, can be found in the Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies in 2008.
Recently Issued Accounting Pronouncement
     In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no affect on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009 and does not believe adoption will have a material effect on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009 and does not believe the adoption will have a material effect on its consolidated financial statements.
RESULTS OF OPERATIONS
Overview
     The Company reported revenue of $160.6 million for the three months ended March 31, 2008, compared with revenue of $31.7 million for the same period of 2007. Approximately $126.3 million of the increase was attributed to revenue from legacy Grubb & Ellis’ Transaction Services and Management Services businesses and the operations of the assets warehoused for GERA. The remaining $2.6 million of the increase was attributed to legacy NNN’s Investment Management business, including $6.0 million from increased rental related revenue, offset primarily by a decrease of $3.2 million in disposition fees resulting from the liquidation of G REIT and the sale of its properties for the three months ended March 31, 2007. The Company completed a total of 20 acquisitions and two dispositions on behalf of the investment programs it sponsors at values of $348.9 million and $36.1 million, respectively, during the three months ended March 31, 2008. The net acquisitions from the Investment Management business allowed the Company to grow its captive assets under management by more than 6.1% during 2008. At

March 31, 2008, the value of the Company’s assets under management was in excess of $6.1 billion, compared to $5.8 billion at December 31, 2007.
     The Company reported an operating loss of $4.1 million for the three months ended March 31, 2008, which was attributable to a number of expense factors, most of which were directly related to the assets held for sale. These expenses included $2.9 million of merger related costs, $5.0 million of interest expense for the assets held for sale, and $1.5 million of amortization expense associated with the assets held for sale and merger related intangible assets. These expenses were partially offset by the operating results of the real estate held for sale.
     The Company’s net loss of $5.9 million included a $5.8 million net write-off of its investment in GERA.
     As a result of the Merger in December 2007, the newly combined Company’s operating segments were evaluated for reportable segments. As a result, the legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows.
     The Company reports its revenue by three business segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Transaction Services, which comprises its real estate brokerage operations; Investment Management which includes providing acquisition, financing and disposition services with respect to its programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; and Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors. Additional information on these business segments can be found in Note 13 of Notes to Consolidated Financial Statements in Item 1 of this Report.
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	March 31,		Change
(In thousands)	2008	2007(1)	$	%
Revenue
Transaction services	$59,148	$—	$59,148	—%
Investment management	26,092	29,465	(3,373)	(11.5)
Management services	61,756	—	61,756	—
Rental related	13,628	2,283	11,345	496.9

Total revenue	160,624	31,748	128,876	405.9

Operating Expense
Compensation costs	120,334	13,591	106,743	785.3
General and administrative	21,625	9,264	12,361	133.5
Depreciation and amortization	5,057	514	4,543	883.9
Rental related	9,139	2,398	6,741	281.1
Interest	5,742	536	5,206	971.3
Merger related costs	2,869	—	2,869	—

Total operating expense	164,766	26,303	138,463	526.4

Operating (Loss) Income	(4,142)	5,445	(9,587)	(176.1)

Other (Expense) Income
Equity in (losses) earnings of unconsolidated entities	(6,014)	169	(6,183)	(3,658.6)
Interest income	237	541	(304)	(56.2)
Other	(546)	138	(684)	(495.7)

Total other (expense) income	(6,323)	848	(7,171)	(845.6)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(10,465)	6,293	(16,758)	(266.3)

	Three Months Ended
	March 31,		Change
(In thousands)	2008	2007(1)	$	%
Minority interest in loss (income) of consolidated entities	502	(7)	509	7271.4

(Loss) income from continuing operations before income tax benefit (provision)	(9,963)	6,286	(16,249)	(258.5)
Income tax benefit (provision)	4,146	(2,489)	6,635	266.6

(Loss) income from continuing operations	(5,817)	3,797	(9,614)	(253.2)

Discontinued Operations
Loss from discontinued operations — net of taxes	(124)	(220)	96	43.6
Gain on disposal of discontinued operations — net of taxes	73	60	13	21.7

Total loss from discontinued operations	(51)	(160)	109	68.1

Net (Loss) Income	$(5,868)	$3,637	$(9,505)	(261.3)

(1)	Based on GAAP, the operating results for the three months ended March 31, 2007 represents legacy NNN business.
Revenue
Transaction and Management Services Revenue
     The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s services revenue, and include fees related to both property and facilities management outsourcing as well as project management and business services. Following the close of the merger, Grubb & Ellis Management Services assumed management of nearly 25.7 million square feet of NNN’s 42.9 million-square-foot captive investment management portfolio. At March 31, 2008, the Company managed approximately 218 million square feet of property.
Investment Management Revenue
     Investment management revenue of $26.1 million for the three months ended March 31, 2008 reflected the revenue generated through the fee structure of the various investment products, which included transaction related fees of $13.1 million, captive management fees of $10.3 million and dealer-manager fees of $2.7 million. These fees include acquisition, disposition, financing, asset management, placement, broker-dealer and other fees. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of square footage of assets under management.
     In total, $263.7 million in equity was raised for the Company’s investment programs for the three months ended March 31, 2008, compared with $144.4 million in the same period in 2007. The increase was driven by the Company’s new Wealth Management platform, with $137.4 million raised for high quality real estate investments on behalf of investors, as well as an increase in equity raised by the Company’s non-traded public REITs. During the three months ended March 31, 2008, the Company’s non-traded public REIT programs raised $74.2 million, nearly double the equity raised in the same period in 2007. The Company’s tenant-in-common 1031 exchange programs raised $52.1 million in equity during the first quarter of 2008, compared with $103.8 million in the same period in 2007. The equity raised for the three months ended March 31, 2008 reflects current market conditions.
     Acquisition fees increased approximately $2.9 million, or 36.3%, to approximately $10.8 million for the three months ended March 31, 2008, compared to approximately $7.9 million for the same period in 2007. Net fees as a percentage of aggregate acquisition price increased to 3.1% for the three months ended March 31, 2008, compared to 2.0% for the same period in 2007. The year-over-year increase in the net acquisition fee percentage was primarily attributed to a $2.8 million net change in deferred fees which positively impacted the first three months of 2008. During the three months ended March 31, 2008, the Company acquired 20 properties on behalf of its sponsored programs for an approximate aggregate total of $348.9 million, compared to 17 properties (including two which were consolidated) for an approximate aggregate total of $397.5 million during the same period in 2007.

     Disposition fees decreased approximately $3.2 million, or 90.9%, to approximately $320,000 for the three months ended March 31, 2008, compared to approximately $3.5 million for the same period in 2007. The decrease reflects lower sales volume with approximately $743,000 in net fees realized at a rate of 3.4% of aggregate sales price of $36.1 million for the three months ended March 31, 2008. This compares to $3.5 million in fees realized at a rate of 1.7% of aggregate sales price of $254.2 million from the disposition of six properties for the same period in 2007, with an average sales price of $42.4 million per property, which includes $3.2 million of fees from properties sold in connection with the liquidation of G REIT, Inc. in 2007. Further reducing the disposition fees during the three months ended March 31, 2008 and 2007 was $422,000 and $807,000, respectively, of amortization of identified intangible contract rights associated with the acquisition of Realty as they represent the right to future disposition fees of a portfolio of real properties under contract.
     Organization & marketing (OMEA) fees decreased approximately $1.1 million, or 48.5%, to $1.1 million for the three months ended March 31, 2008, compared to $2.2 million for the same period in 2007. OMEA fees as a percentage of equity raised for the three months ended March 31, 2008 was 2.2%, compared to 2.1% for the same period in 2007. The decrease in OMEA fees earned was primarily due to lower TIC equity raised in 2008 of $52.1 million, compared to $103.8 million in TIC equity raised for the same period in 2007.
     Captive management fees were relatively flat year-over-year after a shift of approximately $4.0 million of revenue to the Company’s management services segment.
Rental Revenue
     Rental revenue includes revenue from the warehousing of properties held for sale primarily to the Company’s Investment Management programs. These line items also include pass-through revenue for the master lease accommodations related to the Company’s TIC programs.
Operating Expense Overview
     Included in the Company’s operating expense of $164.8 million for the three months ended March 31, 2008 was $2.9 million of merger related costs, $4.8 million of interest expense for five assets held for sale, and $1.5 million of amortization expense associated with two of the assets held for sale and merger related intangible assets.
     The total increase in operating expense of $138.5 million, or 526.4%, for the three months ended March 31, 2008, compared to the same period in 2007, included $130.0 million due to the legacy Grubb & Ellis business and $2.9 million was due to additional merger related costs. The remaining $5.6 million of the increase was attributed to legacy NNN’s Investment Management business, including $3.6 million in rental related expense, $1.1 million in non-cash stock based compensation, $929,000 in depreciation and amortization and $3.1 million in interest expense activity primarily related to two properties held for sale.
Compensation Costs
     Compensation costs increased $106.7 million, or 785.3%, to $120.3 million for the three months ended March 31, 2008, compared to $13.6 million for the same period in 2007 due to approximately $107.0 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business decreased 1.8% to $13.3 million, for the three months ended March 31, 2008, compared to $13.6 million for the same period in 2007 primarily as a result of the transfer of certain on-site property management professionals to the Grubb & Ellis Management business subsequent to the merger. Non-cash stock compensation expense increased by $1.1 million to $2.5 million for the three months ended March 31, 2008 compared to $1.4 million for the same period in 2007.
General and Administrative
     General and administrative expense increased $12.4 million, or 133.5%, to $21.6 million for the three months ended March 31, 2008, compared to $9.3 million for the same period in 2007 due to approximately $14.0 million of general and administration expenses attributed to legacy Grubb & Ellis operations, partially offset by a $1.7 million decrease related to the investment management business, primarily due to a $1.0 million decrease in legal fees.
     General and administrative expense was 13.4% of total revenue for the three months ended March 31, 2008, compared with 29.2% for the same period in 2007.
Depreciation and Amortization
     Depreciation and amortization increased $4.5 million, or 883.9%, to $5.1 million for the three months ended March 31, 2008, compared to $514,000 for the same period in 2007. Approximately $3.6 million was attributed to depreciation and amortization expense from the legacy Grubb & Ellis operations. The remaining $929,000 of the increase was related to the investment management business, which increased to $1.4 million for the three months ended March 31, 2008, compared to $514,000 for the same period in 2007, primarily related to two properties held for sale that were previously held for investment on the balance sheet.
Rental Expense
     Rental expense includes the related expense from the warehousing of properties held for sale primarily to the Company’s Investment Management programs. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.
Interest Expense
     Interest expense increased $5.2 million, or 971.3%, to $5.7 million for the three months ended March 31, 2008, compared to $536,000 for the same period in 2007. Approximately $2.1 million was attributed to interest expense from the legacy Grubb & Ellis operations, which included $1.7 million primarily related to three assets held for sale. The remaining $3.1 million of the increase was related to the investment management business which increased to $3.6 million for the three months ended March 31, 2008, compared to $536,000 for the same period in 2007. The increase in activity was primarily related to two properties held for sale on the balance sheet.
Equity in Earnings (Losses) of Unconsolidated Entities
     In the first quarter of 2008, the Company wrote off its investment in GERA, which resulted in a net impact of $5.8 million, including $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs.
Income Tax
     The Company recognized a tax benefit of $4.1 million for the three months ended March 31, 2008, compared to a tax provision of $2.5 million for the same period in 2007. The net $6.6 million decrease in tax expense was primarily a result of the nonrecurring tax benefit primarily due to the write-off of the GERA investment. In addition, the Company is subject to the highest federal income tax rate of 35% for the three months ended 2008, compared to a 34% statutory tax rate for the three months ended March 31, 2007. (See Note 19 of Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net (Loss) Income
     As a result of the above items, the Company recognized a net loss of $5.9 million, or $0.09 per fully diluted share, which included a $5.8 million net write-off of the GERA investment, $2.9 million of merger related costs,

$4.8 million of interest expense for five assets held for sale, and $1.5 million of amortization expense associated with two of the assets held for sale and merger related intangible assets, for the three months ended March 31, 2008, compared to net income of $3.6 million, or $0.10 per fully diluted share, for the same period in 2007.
Liquidity and Capital Resources
     As of March 31, 2008, cash and cash equivalents decreased by $24.2 million, from a cash balance of $49.1 million as of December 31, 2007. The Company’s operating activities used net cash of $45.4 million, as the Company repaid net liabilities totaling $53.0 million related primarily to incentive compensation and deferred commission payable balances which attained peak levels during the quarter ended December 31, 2007. Other operating activities included cash totaling $7.9 million generated from the Company’s net income, excluding non-cash items. The Company used $9.7 million for net investing activities, primarily due to the Company’s real estate investment activities which used net cash of $14.1 million. The Company also spent $1.5 million on purchases of property and equipment and received $7.0 million of net collections on note and advance receivables. Net financing activities provided cash of $30.9 million, primarily due to borrowings totaling $30.0 million under the Company’s line of credit. Financing activities for the three months ended March 31, 2008 also included net proceeds totaling $4.4 million on mortgage loans related to its real estate investment activities and dividend payments of $1.7 million related to the dividend declared by the Company in December 2007.
     The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of debt obligations, capital expenditures and dividends to stockholders, through current and retained earnings, borrowings under its $75.0 million line of credit with Deutsche Bank Trust Company and the sale of real estate held for sale. As of March 31, 2008, the Company had $38.0 million outstanding under the credit facility.
     The Company expects to meet its long-term liquidity requirements, which may include investments in various real estate investor programs and institutional funds, through retained cash flow, borrowings under its line of credit, additional long-term secured and unsecured borrowings and proceeds from the potential issuance of debt or equity securities.
     As part of the Company’s strategic plan, management has targeted approximately $16.5 million of expense synergies, of which $12.5 million are expected to be realized during the twelve months of 2008.
     In connection with its recent merger, the Company has announced its intention to pay a $0.41 per share dividend per annum, which equates to approximately $26.5 million on an annual basis. The Company declared and paid such dividends for holders of records at the end of each of the fourth calendar quarter of 2007 and the first calendar quarter of 2008. These dividend payments as well as any future dividend payments are subject to quarterly review by the Board of Directors and are limited to 50% of the Company’s trailing twelve months’ Consolidated Net Income plus certain non-cash and other expense items, as defined in the Company’s current line of credit agreement.
     The Company owns properties held for sale totaling approximately $295.8 million at March 31, 2008 in which the Company has in excess of $83.0 million of its equity invested. The assets consist of five properties that were originally purchased for re-sale to an investment company or institutional fund sponsored by the Company. Upon the sale of these assets to a joint venture, third party or other sponsored investment program, the Company expects to recoup a significant amount of this equity and as a result replenish the Company’s cash and cash equivalents.
Commitments, Contingencies and Other Contractual Obligations
Contractual Obligations
     The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through February 28, 2017.
     There have been no significant changes in the Company’s contractual obligations since December 31, 2007.

     Off-Balance Sheet Arrangements. From time to time the Company provides guarantees of loans for properties under management. As of March 31, 2008, there were 146 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at March 31, 2008. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at December 31, 2007.
     The Company’s guarantees consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(In thousands)	2008	2007
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,290,711	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	138,472	221,430
Guarantees of the Company’s mezzanine debt	14,000	48,790
Recourse guarantees of debt of properties under management	32,275	47,399
Recourse guarantees of the Company’s debt	10,000	10,000

(1)	A “non-recourse/carve-out” guaranty imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Derivatives — The Company’s credit facility debt obligations and mortgage loan obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of March 31, 2008, the outstanding principal balances on the credit facility totaled $38.0 million and on the mortgage loan debt obligations totaled $273.0 million. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the Company’s amended credit agreement required the Company to maintain interest rate hedge agreements against 50 percent of all variable interest debt obligations. To fulfill this requirement, the Company holds two interest rate cap agreements with Deutsche Bank AG, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.0% of the underlying notional amounts. In addition, the terms of certain mortgage loan agreements required the Company to purchase two-year interest rate caps on 30-day LIBOR with a LIBOR strike price of 6.0%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.
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
     Additionally, the Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rate incurred on the mezzanine portion of the outstanding mortgages on its real estate held for sale. As of March 31, 2008, the outstanding principal balance on these debt obligations was $120.5 million, with a weighted average interest rate of 6.10% per annum. Since interest payments on these obligations will increase if interest rates rise, or decrease if interest rates decline, the Company is subject to cash flow risk related to these debt instruments. As of March 31, 2008, for example, a 0.8% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $964,000, or 13.11%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk.
     During the fourth quarter of 2006, GERI entered into several interest rate lock agreements with commercial banks aggregating to approximately $400.0 million, with interest rates ranging from 6.15% to 6.19% per annum. All rate locks were cancelled and all deposits in connection with these agreements were refunded to the Company in April 2008.
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
     Based on management’s evaluation as of March 31, 2008, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
     There were no changes to the Company’s controls over financial reporting during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION1
Item 1. Legal Proceedings.
     The disclosure called for by this item is incorporated by reference to Note 15 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors.
     There were no material changes from risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC.
Item 6. Exhibits.
     The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

[1]	Items 2, 3, 4 and 5 are not applicable for the quarter ended March 31, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
Date: May 9, 2007	/s/ Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer (Principal Financial and Accounting Officer)

Grubb & Ellis Company
EXHIBIT INDEX
for the quarter ended March 31, 2008
Exhibit
(31†)   Section 302 Certifications
(32†)   Section 906 Certification

†	Filed herewith.