Form 10-Q
period 2008-06-30
GRUBB & ELLIS CO
filed 2008-08-11
CIK 216039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock as of August 6, 2008 was 65,392,081 shares.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$29,702	$49,072
Restricted cash	49,690	69,355
Investment in marketable securities	7,220	9,052
Current portion of accounts receivable from related parties — net	31,448	28,783
Current portion of advances to related parties — net	7,350	7,010
Notes receivable from related party — net	9,700	7,600
Service fees receivable — net	15,964	19,522
Current portion of professional service contracts — net	7,382	7,235
Real estate deposits and pre-acquisition costs	10,935	15,296
Properties held for sale — net	39,879	95,572
Identified intangible assets and other assets held for sale — net	2,693	16,428
Prepaid expenses and other assets	22,210	18,399
Deferred tax assets	8,563	7,854

Total current assets	242,736	351,178
Accounts receivable from related parties — net	11,703	10,360
Advances to related parties — net	5,143	3,751
Professional service contracts — net	11,558	13,088
Investments in unconsolidated entities	21,927	16,884
Properties held for investment — net	226,444	234,447
Property, equipment and leasehold improvements — net	15,755	16,265
Goodwill	172,846	169,317
Identified intangible assets — net	137,115	145,427
Other assets — net	23,952	15,015

Total assets	$869,179	$975,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$71,555	$101,147
Due to related parties	1,942	2,953
Current portion of notes payable and capital lease obligations	363	30,447
Mortgage loans payable secured by properties held for sale	30,783	91,020
Liabilities of properties held for sale — net	47	1,018
Other liabilities	4,631	14,190

Total current liabilities	109,321	240,775
Long-term liabilities:
Line of credit	63,000	8,000
Senior notes	16,276	16,277
Notes payable and capital lease obligations	228,176	228,254
Other long-term liabilities	20,958	22,219
Deferred tax liabilities	31,378	32,837

Total liabilities	469,109	548,362
Commitments and contingencies (See Note 15)	—	—
Minority interest	8,929	18,725
Stockholders’ equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized as of June 30, 2008 and December 31, 2007; no shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 65,317,601 and 64,824,777 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	653	648
Additional paid-in capital	399,671	393,665
(Accumulated deficit) retained earnings	(8,997)	15,381
Accumulated other comprehensive loss	(186)	(1,049)

Total stockholders’ equity	391,141	408,645

Total liabilities and stockholders’ equity	$869,179	$975,732

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

REVENUE
Transaction services	$56,540	$—	$115,689	$—
Investment management	35,433	41,001	61,527	70,466
Management services	60,620	—	122,376	—
Rental related	14,372	4,411	27,926	8,060

Total revenue	166,965	45,412	327,518	78,526

OPERATING EXPENSE
Compensation costs	120,654	14,310	241,005	27,901
General and administrative	22,419	10,456	44,110	19,720
Depreciation and amortization	13,419	483	18,475	1,006
Rental related	9,479	3,137	18,615	6,056
Interest	4,438	1,963	10,124	3,485
Merger related costs	4,691	61	7,560	61

Total operating expense	175,100	30,410	339,889	58,229

OPERATING (LOSS) INCOME	(8,135)	15,002	(12,371)	20,297

OTHER (EXPENSE) INCOME
Equity in (losses) earnings of unconsolidated entities	(184)	310	(6,198)	479
Interest income	217	722	523	1,267
Other	(2,773)	978	(3,292)	1,112

Total other (expense) income	(2,740)	2,010	(8,967)	2,858

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(10,875)	17,012	(21,338)	23,155
Minority interest in (loss) income of consolidated entities	(802)	41	(1,304)	44

(Loss) income from continuing operations before income tax benefit (provision)	(10,073)	16,971	(20,034)	23,111
Income tax benefit (provision)	4,943	(6,895)	9,088	(9,384)

(Loss) income from continuing operations	(5,130)	10,076	(10,946)	13,727

Discontinued operations
(Loss) income from discontinued operations — net of taxes	(278)	10	(402)	(62)
Gain on disposal of discontinued operations — net of taxes	294	148	366	206

Total income (loss) from discontinued operations	16	158	(36)	144

NET (LOSS) INCOME	$(5,114)	$10,234	$(10,982)	$13,871

Basic (loss) earnings per share
(Loss) income from continuing operations	$(0.08)	$0.24	$(0.17)	$0.33
(Loss) income from discontinued operations	—	—	—	—

Net (loss) earnings per share	$(0.08)	$0.24	$(0.17)	$0.33

Diluted (loss) earnings per share
(Loss) income from continuing operations	$(0.08)	$0.24	$(0.17)	$0.33
Income (loss) from discontinued operations	—	—	—	—

Net (loss) earnings per share	$(0.08)	$0.24	$(0.17)	$0.33

Shares used in computing basic (loss) earnings per share	63,600	41,943	63,561	41,943

Shares used in computing diluted (loss) earnings per share	63,600	42,056	63,561	42,022

Dividends declared per share	$0.1025	$—	$0.2050	$—

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,982)	$13,871
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	6,198	(479)
Depreciation and amortization	18,475	950
Impairment of marketable equity securities	1,618	—
Stock-based compensation	6,011	2,504
Amortization/write-off of intangible contractual rights	986	1,821
Amortization of deferred financing costs	369	161
Deferred income taxes	(5,745)	(372)
Allowance for uncollectible accounts	529	207
Minority interest	(1,304)	44
Other operating noncash gains (losses)	292	(361)
Changes in operating assets and liabilities:
Accounts receivable from related parties	(979)	(3,666)
Prepaid expenses and other assets	(9,591)	(11,333)
Accounts payable and accrued expenses	(38,083)	8,158
Other liabilities	(9,559)	1,908

Net cash (used in) provided by operating activities	(41,765)	13,413

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,391)	(1,211)
Investment in marketable securities — net	214	(3,032)
Advances to related parties	(10,088)	(6,494)
Proceeds from repayment of advances to related parties	47,328	886
Proceeds from related parties	—	18,657
Note receivable from related party	(9,700)	(3,300)
Repayment of note receivable from related party	7,600	10,000
Investments in unconsolidated entities	(15,982)	(3,997)
Distributions of capital from unconsolidated entities	—	70
Purchases of properties held for sale	(71,559)	(241,844)
Purchases of identified intangible assets and other assets held for sale	(2,368)	(39,436)
Proceeds from sale of properties held for sale	—	99,720
Real estate deposits and pre-acquisition costs	(6,973)	(42,177)
Proceeds from collection of real estate deposits and pre-acquisition costs	11,334	13,516
Restricted cash	7,550	(13,048)

Net cash used in investing activities	(46,035)	(211,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on lines of credit	55,000	—
Repayments of mortgage loans payable	(1,882)	(93,990)
Principal payments on notes payable	(30,162)	(4,460)
Proceeds from issuance of participating notes	—	6,015
Principal payments capital lease obligations	—	(7)
Rate lock deposits	—	514
Proceeds from issuance of mortgage loans payable secured by properties held for sale	51,853	254,690
Deferred financing costs	—	(538)
Net proceeds from issuance of common stock	—	7
Dividends paid to common stockholders	(8,434)	(5,719)
Contributions from minority interests	4,116	966
Distributions to minority interests	(2,061)	—

Net cash provided by financing activities	68,430	157,478

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,370)	(40,799)
Cash and cash equivalents — Beginning of period	49,072	102,226

Cash and cash equivalents — End of period	$29,702	$61,427

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends accrued	$6,695	$3,886

Deconsolidation of assets held by variable interest entities	$143,738	$108,589

Deconsolidation of liabilities held by variable interest entities	$111,179	$90,223

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

In certain instances throughout this Interim Report phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, the Company prior to the stock merger on December 7, 2007, of Grubb & Ellis Company (the “Company”), with NNN Realty Advisors, Inc. (“NNN”) (the “Merger”). Similarly, in certain instances throughout this Interim Report the term NNN, “legacy NNN,” or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

Upon the closing of the Merger, a change of control of the Company occurred, as the former stockholders of legacy NNN acquired approximately 60% of the Company’s issued and outstanding common stock. Pursuant to the Merger, each issued and outstanding share of legacy NNN automatically converted into 0.88 of a share of common stock of the Company. Based on accounting principles generally accepted in the United States of America (“GAAP”), the Merger was accounted for using the purchase method of accounting, and although structured as a reverse merger, legacy NNN is considered the accounting acquirer of legacy Grubb & Ellis. As a consequence, the operating results for the six months ended June 30, 2008 reflect the consolidated results of the newly merged company while the six months ended June 30, 2007 include solely the operating results of legacy NNN.

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be achieved in future periods.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Grubb & Ellis Company and its consolidated subsidiaries (collectively, the “Company”), and are prepared in accordance with GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Use of Estimates

The financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash

Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 classifications. These reclassifications have no effect on reported net income.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009 and does not believe adoption will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations and will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 to its consolidated financial condition, results of operations or cash flow.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009 and does not believe the adoption will have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which will apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its Consolidated Financial Statements.

2.	MARKETABLE SECURITIES

In accordance with the provisions of the FSP, the Company has partially applied the provisions of SFAS No. 157 only to its financial assets recorded at fair value, which consist of available-for-sale marketable securities. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset, such as internally-developed valuation models. The valuation of the Company’s available-for-sale marketable securities is based on quoted prices in active markets for identical securities.

The historical cost and estimated fair market value of the available-for-sale marketable securities held by the Company are as follows:

	As of June 30, 2008				As of December 31, 2007
		Gross		Fair		Gross		Fair
	Historical	Unrealized		Market	Historical	Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
(In thousands)

Equity securities	$2,822	$—	$(320)	$2,502	$4,440	$—	$(1,355)	$3,085

There were no sales of marketable equity securities during the three and six-month periods ended June 30, 2008. Sales of marketable equity securities resulted in realized gains of approximately $1.1 million and $29,000, respectively, for the three and six-month periods ended June 30, 2007. The Company believed that a decline in the value of marketable equity securities was other than temporary and recorded realized losses of approximately $1.5 million and $1.6 million to reflect the fair value of such securities for the three and six month-periods ended June 30, 2008, respectively.

Investments in Limited Partnerships

The Company, through its subsidiary, Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”), serves as the general partner and investment advisor to five hedge fund limited partnerships, four of which are required to be consolidated: Grubb & Ellis AGA Realty Income Fund, LP (“Income Fund”), AGA Strategic Realty

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Fund, L.P. (“Strategic Realty”), AGA Global Realty Fund LP (“Global Realty”) and AGA Realty Income Partners LP (“Realty Partners”).

Alesco allocated the limited partners’ income or loss to minority interests. For the three and six months ended June 30, 2008, Alesco had investment losses of approximately $813,000 and $1.2 million, respectively, which were allocated entirely to minority interests. Alesco earned approximately $93,000 of management fees based on ownership interest under the agreements. At June 30, 2008, these limited partnerships had assets of approximately $4.9 million, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.

The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of June 30, 2008				As of December 31, 2007
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(In thousands)

Equity securities	$5,556	$69	$(907)	$4,718	$7,250	$134	$(1,417)	$5,967

	For the Three Months Ended June 30, 2008				For the Six Months Ended June 30, 2008
	Investment	Net Gain (Loss)			Investment	Net Gain (Loss)
	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
(In thousands)

Equity securities	$88	$(251)	$(551)	$(714)	$129	$(1,604)	$410	$(1,065)
Less investment expenses	(99)	—	—	(99)	(167)	—	—	(167)

	$(11)	$(251)	$(551)	$(813)	$(38)	$(1,604)	$410	$(1,232)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3.	RELATED PARTIES

Related party balances are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

	June 30	December 31,
	2008	2007
(In thousands)

Accrued property management fees	$24,643	$20,428
Accrued lease commissions	10,812	9,994
Accrued asset management fees	1,559	1,206
Accrued real estate acquisition fees	352	103
Other receivables	967	3,086
Other accrued fees	3,264	4,041
Accounts receivable from sponsored REITs	2,347	1,318

Total	43,944	40,176
Allowance for uncollectible receivables	(793)	(1,033)

Accounts receivable from related parties — net	43,151	39,143
Less portion classified as current	(31,448)	(28,783)

Non-current portion	$11,703	$10,360

Advances to Related Parties

The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

	June 30,	December 31,
	2008	2007
(In thousands)

Advances to properties of related parties	$12,453	$10,166
Advances to related parties	2,194	2,434

Total	14,647	12,600
Allowance for uncollectible receivables	(2,154)	(1,839)

Advances to related parties — net	12,493	10,761
Less portion classified as current	(7,350)	(7,010)

Non-current portion	$5,143	$3,751

As of December 31, 2007, advances to a program 30.0% owned and solely managed by Anthony W. Thompson, the Company’s former Chairman, who subsequently resigned in February 2008 but remains a substantial stockholder of the Company, totaled $1.0 million including accrued interest. As of June 30, 2008, the remaining balance was approximately $507,000. As of June 30, 2008, principal and interest payments of $499,000 and $8,000, respectively, were past due; however, these amounts were paid on August 8, 2008.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2008, advances to a program 40.0% owned and, as of April 1, 2008, solely managed by Mr. Thompson totaled $922,000 including accrued interest. As of June 30, 2008, interest payments of $20,000 were past due; however, these amounts were paid on August 8, 2008.

Notes Receivable From Related Party

In June 2008, the Company advanced $3.7 million and $6.0 million to Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”) and Grubb & Ellis Healthcare REIT, Inc. (“Healthcare REIT”) respectively, on an unsecured basis. The unsecured note for Apartment REIT matures on December 27, 2008 and bears interest at a fixed rate of 4.95% per annum. The unsecured note for Healthcare REIT, Inc. matures on December 30, 2008 and bears interest at a fixed rate of 4.96% per annum. Both notes require monthly interest-only payments beginning on August 1, 2008 and provide for a default interest rate in an event of default equal to 2% per annum in excess of the stated interest rate. The balance owed to the Company as of June 30, 2008 consists of $9.7 million in principal and $3,000 in interest.

In December 2007, the Company advanced $10.0 million to Apartment REIT, on an unsecured basis. The unsecured note required monthly interest-only payments which began on January 1, 2008. The balance owed to the Company as of December 31, 2007 which consisted of $7.6 million in principal was repaid in full in the first quarter of 2008.

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of June 30, 2008 the Company held investments in five joint ventures totaling $5.4 million, which represent a range of 5% to 10% ownership interest in each property and also had two investments in limited liability companies totaling $7.2 million and $8.2 million, respectively, which represent approximately 44.7% and 13.1% ownership interest in each property, respectively. The remaining amounts are related to LLCs, which represent ownership interests of up to 1%.

The Company owned approximately 5.7 million shares of common stock of Grubb & Ellis Realty Advisors, Inc. (“GERA”), which was a publicly traded special purpose acquisition company, which represented approximately 19% of the outstanding common stock. The Company also owned approximately 4.6 million GERA warrants which were exercisable into additional GERA common stock, subject to certain conditions. The Company recorded each of these investments at fair value on December 7, 2007, the date they were acquired, at a total investment of approximately $4.5 million. The market price of the warrants declined approximately $0.05 per warrant from December 7, 2007 to $0.16 per warrant as of December 31, 2007, resulting in an unrealized loss on the investment totaling approximately $223,000 (net of taxes) for the year ended December 31, 2007. This unrealized loss was included in accumulated other comprehensive loss within stockholders’ equity as of December 31, 2007.

All of the officers of GERA were also officers or directors of the Company, although such persons did not receive any compensation from GERA in their capacity as officers of GERA. Due to the Company’s ownership position and influence over the operating and financial decisions of GERA, the Company’s investment in GERA was accounted for within the Company’s consolidated financial statements under the equity method of accounting. The Company’s combined carrying value of these GERA investments as of December 31, 2007, totaled approximately $4.1 million, net of an unrealized loss, and was included in investments in unconsolidated entities in the Company’s consolidated balance sheet as of that date.

On February 28, 2008, a special meeting of the stockholders of GERA was held to vote on, among other things, a proposed transaction with the Company. GERA failed to obtain the requisite consents of its stockholders to approve the proposed business transaction and at a subsequent special meeting of the stockholders of GERA held on April 14, 2008, the stockholders of GERA approved the dissolution and plan of

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

liquidation of GERA. The Company did not receive any funds or other assets as a result of GERA’s dissolution and liquidation.

As a consequence, the Company wrote off its investment in GERA and other advances to that entity in the first quarter of 2008 and recognized a loss of approximately $5.8 million which is recorded in equity in losses on the consolidated statement of operations and is comprised of $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs, and which included the unrealized loss previously reflected in accumulated other comprehensive loss. See Note 5 of Notes to Consolidated Financial Statements for additional disclosure related to the three commercial properties that were subject to this proposed transaction with GERA.

5.	PROPERTIES HELD FOR INVESTMENT

A summary of the balance sheet information for properties held for investment is as follows:

		June 30,	December 31,
	Useful Life	2008	2007
(In thousands)

Building and capital improvement	39 years	$209,347	$212,118
Accumulated depreciation		(9,214)	(3,982)

Total		200,133	208,136
Land		26,311	26,311

Properties held for investment — net		$226,444	$234,447

The Company recognized approximately $5.6 million and $45,000 of depreciation expense related to the properties held for investment for the three months ended June 30, 2008 and June 30, 2007, respectively, and approximately $6.2 million and $87,000 for the six months ended June 30, 2008 and 2007, respectively.

At December 31, 2007 the Company had classified certain properties it owned, as held for sale to its then affiliated entity, GERA. At that time, and through March 31, 2008, the Company had a binding agreement to sell the properties to GERA, subject to obtaining the requisite consents from the stockholders of GERA. Such consents were not obtained at a special meeting of GERA’s stockholders on February 28, 2008, and thereafter, the Company had been involved in various negotiations to market these properties for potential sale or joint venture, subject to establishing an appropriate structure for such sale. The recent contraction of the real estate capital markets has impacted the Company’s ability to continue to pursue such courses of action; and, as a result, these assets no longer qualified for held for sale treatment. As a result, the Company has reclassified these assets as properties held for investment in its financial statements as of June 30, 2008. Such treatment has also resulted in the Company reclassifying certain other amounts which had been recorded within properties held for sale in the Company’s December 31, 2007 financial statements and recognizing additional catch-up depreciation and amortization relating to the periods the Company had classified the properties as held for sale totaling approximately $8.9 million during the three months ended June 30, 2008.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a summary of the presentation of the December 31, 2007 balance sheet included in the Company’s Annual Report on Form 10-K filed on March 17, 2008 compared to the December 31, 2007 balance sheet included in this Form 10-Q:

	As Filed in	As Presented in
	Form 10-K	Form 10-Q
	December 31,	December 31,
	2007	2007

Restricted cash	$27,325	$69,355
Properties held for sale — net	219,622	95,572
Identified intangible assets and other assets held for sale — net	65,742	16,428
Properties held for investment — net	134,894	234,447
Identified intangible assets — net	119,060	145,427
Other assets — net	3,281	15,015
Mortgage loans payable secured by properties held for sale	211,520	91,020
Liabilities of properties held for sale — net	9,829	1,018
Notes payable and capital lease obligations	107,754	228,254
Other long-term liabilities	7,088	22,219

6.	BUSINESS COMBINATIONS AND GOODWILL

Merger of Grubb & Ellis Company with NNN Realty Advisors, Inc.

On December 7, 2007, the Company effected the Merger.

Under the purchase method of accounting, the Merger consideration of $172.2 million was determined based on the fair value of the Company’s common stock and vested options outstanding at the Merger date.

As part of its Merger transition, the Company continues to finalize its personnel reorganization plan, and recorded additional severance liabilities totaling approximately $1.8 million during the six months ended June 30, 2008, which increased the goodwill recorded from the acquisition. These liabilities relate primarily to severance and other benefits to be paid to involuntarily terminated employees of the acquired company. Such liabilities, totaling approximately $6.9 million, have been recorded related to the personnel reorganization plan, of which approximately $3.4 million has been paid to terminated employees as of June 30, 2008. The Company expects to finalize this reorganization plan, including the determination and communication to its employees of the final amount of any severance or other one-time benefits related to this plan, during the third quarter of 2008. As a result of the Merger, approximately $110.5 million has been recorded to goodwill as of June 30, 2008.

Prior to the Merger, the Company also acquired two smaller companies during 2007, NNN/ROC Apartment Holdings, LLC and Alesco Global Advisors, LLC, for purchase price cash consideration aggregating approximately $4.7 million, of which $500,000 was recorded to goodwill.

Supplemental information

Unaudited pro forma results, assuming the above mentioned 2007 acquisitions had occurred as of January 1, 2007 for purposes of the 2007 pro forma disclosures, are presented below. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

operating results would have been had all acquisitions occurred on January 1, 2007, and may not be indicative of future operating results.

	Unaudited Pro Forma	Unaudited Pro Forma
	Results for the	Results for the
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
(In thousands, except per share amounts)

Revenue	$188,258	$338,518
Income from continuing operations	$3,841	$4,124
Net income	$4,116	$4,088
Basic earnings per share	$0.11	$0.11
Weighted average shares outstanding for basic earnings per share	36,910	36,910
Diluted earnings per share	$0.11	$0.11
Weighted average shares outstanding for diluted earnings per share	37,009	36,979

7.	PROPERTY ACQUISITIONS

During the six months ended June 30, 2008, the Company completed the acquisition of two consolidated office properties on behalf of a TIC sponsored program, which were sold during the same period. Additionally, the Company acquired one consolidated multifamily property on behalf of a TIC sponsored program, which was classified as property held for sale upon acquisition as of June 30, 2008. The aggregate purchase price including the closing costs of these properties was $71.6 million, of which $51.9 million was financed with mortgage debt.

Pro forma data is not presented as the operations of these properties are included in discontinued operations in the Company’s consolidated statements of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

		June 30,	December 31,
	Useful Life	2008	2007
(In thousands)

Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$20,538	$20,538
Accumulated amortization — contract rights		(4,507)	(3,521)

Contract rights, net		16,031	17,017

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,436	5,579
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	300	300
Other contract rights	5 to 7 years	1,418	1,418
Non-compete and employment agreements	3 to 4 years	97	597

		88,151	88,794
Accumulated amortization		(2,106)	(338)

Other identified intangible assets, net		86,045	88,456

Identified intangible assets — properties
In place leases and tenant relationships	35 to 95 months	34,634	35,923
Above market leases	35 months	7,653	7,653

		42,287	43,576
Accumulated amortization — properties		(7,248)	(3,622)

Identified intangible assets, net — properties		35,039	39,954

Total identified intangible assets, net		$137,115	$145,427

Amortization expense recorded for contract rights for the three months ended June, 2008 and 2007 was approximately $563,000 and $1.0 million, respectively, and approximately $986,000 and $1.8 million for the six months ended June 30, 2008 and 2007, respectively. Amortization expense was charged as a reduction to investment management revenue in each respective period. During the period of future real property sales, the amortization of the contract rights for intangible assets will be applied based on the net relative value of disposition fees realized.

Amortization expense recorded for the other identified intangible assets was approximately $894,000 and $1.8 million for the three and six months ended June 30, 2008, respectively. There was no amortization expense for the three or six months ended June 30, 2007. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.

Amortization expense recorded for in place leases and tenant relationships was approximately $3.0 million and $15,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$3.2 million and $29,000, for the six months ended June 30, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.

Amortization expense recorded for the above market leases was approximately $947,000 and $8,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $1.1 million and $15,000, for the six months ended June 30, 2008 and 2007, respectively. Amortization expense was charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2008	2007
(In thousands)

Accrued liabilities	$18,597	$18,421
Salaries and related costs	11,815	12,575
Accounts payable	8,720	12,702
Broker commissions	10,047	26,517
Dividends	6,695	1,733
Severance	5,135	4,965
Bonuses	6,029	14,933
Property management fees and commissions due to third parties	2,957	4,491
Organizational marketing expense allowance related costs	77	1,219
Other	1,483	3,591

Total	$71,555	$101,147

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following:

	June 30,	December 31,
	2008	2007
(In thousands)

Mortgage debt payable to various financial institutions for real estate held for investment, which bear interest at London Interbank Offered Rate (“LIBOR”) plus 250 basis points and include an interest rate cap for LIBOR at 6.00% (approximately 4.96% per annum as of June 30, 2008)	$120,500	$120,500
Mortgage debt payable to various financial institutions for real estate held for investment. Fixed interest rates range from 5.95% to 6.32% per annum. The notes mature at various dates through November 2018. As of June 30, 2008, all notes require monthly interest-only payments	107,000	107,000
Mezzanine debt payable to various financial institutions, with variable interest rates based on LIBOR (ranging from 11.31% to 12.00% per annum at December 31, 2007), required monthly interest-only payments. These debts were paid in full during the first and second quarters of 2008	—	30,000
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest is due quarterly beginning March 31, 2006	349	411
Capital leases obligations	690	790

Total	228,539	258,701
Less portion classified as current	(363)	(30,447)

Non-current portion	$228,176	$228,254

GERI historically had entered into several interest rate lock agreements with commercial banks. All rate locks were cancelled and all deposits in connection with these agreements were refunded to the Company in April 2008.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11.	MORTGAGE LOANS PAYABLE SECURED BY PROPERTIES HELD FOR SALE

Notes payable secured by properties held for sale consisted of the following:

	June 30,	December 31,
	2008	2007
(In thousands)

Mortgage debt payable to a financial institutions for real estate held for sale. Fixed interest rate is 5.835% per annum. The note matures June 13, 2011	$24,180	$—
Mezzanine debt payable to an entity managed by an affiliate, with a fixed rate of interest of 12%. Principal and interest due at maturity date of September 25, 2008	6,603	—
Mortgage debt payable to various financial institutions for real estate held for sale. Fixed interest rates range from 6.14% to 6.79% per annum. The notes mature at various dates through January 2018. As of December 31, 2007, all notes required monthly interest-only payments (paid in full in 2008)	—	72,230
Mezzanine debt payable to various financial institutions for real estate held for sale, fixed and variable interest rates range from 6.86% to 10.23% per annum. The notes mature at various dates through December 2008. As of December 31, 2007, all notes required monthly interest-only payments	—	18,790

Total	$30,783	$91,020

12.	LINE OF CREDIT

The Company’s line of credit is secured by substantially all of the Company’s assets and requires the Company to meet certain minimum loan to value, debt service coverage and performance covenants, including the timely payment of interest. The outstanding balance on the line of credit was $63.0 million and $8.0 million as of June 30, 2008 and December 31, 2007, respectively, and carried a weighted average interest rate of 5.92% and 7.75%, respectively. The Company was in compliance with all debt covenants pertaining to the credit agreement as of June 30, 2008.

13.	SEGMENT DISCLOSURE

In conjunction with the Merger, management re-evaluated its reportable segments and determined that the Company’s reportable segments consist of Transaction Services, Investment Management, and Management Services. The Company’s Investment Management segment includes all of NNN’s historical business and, therefore, all historical data have been conformed to reflect the reportable segments as a combined company.

Transaction Services — Transaction Services advises buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes the Company’s national accounts group and national affiliate program operations.

Investment Management — Investment Management includes services for acquisition, financing and disposition with respect to the Company’s programs, asset management services related to the Company’s programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its investment programs.

Management Services — Management Services provides property management and related services for owners of investment properties and facilities management services for corporate owners and occupiers.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company also has certain corporate level activities including interest income from notes and advances, property rental related operations, legal administration, accounting, finance and management information systems which are not considered separate operating segments.

The Company evaluates the performance of its segments based upon operating (loss) income. Net operating (loss) income is defined as operating revenue less compensation and general and administrative costs and excludes other rental related, rental expense, interest expense, depreciation and amortization, allocation of overhead and other operating and non-operating expenses.

	Transaction	Investment	Management
Three Months Ended June 30, 2008	Services	Management	Services	Total
(In thousands)

Revenue	$56,540	$35,433	$60,620	$152,593
Compensation costs	53,587	11,485	55,582	120,654
General and administrative	12,747	6,886	2,786	22,419

Segment operating (loss) income	$(9,794)	$17,062	$2,252	$9,520

	Transaction	Investment	Management
Three Months Ended June 30, 2007	Services	Management	Services	Total
(In thousands)

Revenue	$—	$41,001	$—	$41,001
Compensation costs	—	14,310	—	14,310
General and administrative	—	10,456	—	10,456

Segment operating income	$—	$16,235	$—	$16,235

	Transaction	Investment	Management
Six Months Ended June 30, 2008	Services	Management	Services	Total
(In thousands)

Revenue	$115,689	$61,527	$122,376	$299,592
Compensation costs	105,064	22,648	113,293	241,005
General and administrative	24,168	14,512	5,430	44,110

Segment operating (loss) income	$(13,543)	$24,367	$3,653	$14,477

Segment assets	$126,343	$316,110	$50,663	$493,116

	Transaction	Investment	Management
Six Months Ended June 30, 2007	Services	Management	Services	Total
(In thousands)

Revenue	$—	$70,466	$—	$70,466
Compensation costs	—	27,901	—	27,901
General and administrative	—	19,720	—	19,720

Segment operating income	$—	$22,845	$—	$22,845

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation between segment operating income to consolidated net (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands)

Reconciliation to consolidated net (loss) income:
Total segment operating income	$9,520	$16,235	$14,477	$22,845
Non-segment:
Rental operations, net	4,893	1,274	9,311	2,004
Other operating expenses	(22,548)	(2,507)	(36,159)	(4,552)
Other (expense) income	(2,740)	2,010	(8,967)	2,858
Minority interest in loss (income) of consolidated entities	802	(41)	1,304	(44)
Income tax benefit (provision)	4,943	(6,895)	9,088	(9,384)
Income (loss) from discontinued operations	16	158	(36)	144

Net (loss) income	$(5,114)	$10,234	$(10,982)	$13,871

Reconciliation of segment assets to consolidated balance sheet:

	June 30,	December 31,
	2008	2007
(In thousands)

Segment assets	$493,116	$636,315
Corporate assets	376,063	339,417

Total assets	$869,179	$975,732

14.	PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

A summary of the properties held for sale balance sheet information is as follows:

	June 30,	December 31,
	2008	2007
(In thousands)

Operating properties	$39,879	$95,572
Identified intangible assets and other assets	2,693	16,428

Total assets	$42,572	$112,000

Mortgage loans payable	$30,783	$91,020
Liabilities of properties held for sale	47	1,018

Total liabilities	$30,830	$92,038

At December 31, 2007 the Company had classified certain properties it owned, as held for sale to its then affiliated entity, GERA. At that time, and through March 31, 2008, the Company had entered into a binding agreement to sell the properties to GERA, subject to obtaining the requisite consents from the stockholders of GERA. Such consents were not obtained at a special meeting of GERA’s stockholders on February 28, 2008, and thereafter, the Company had been involved in various negotiations to market these properties for potential sale or joint venture, subject to establishing an appropriate structure for such sale. The recent contraction of the real estate capital markets has impacted the Company’s ability to continue such plans, and, as a result,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

these assets no longer qualified for held for sale treatment. As a result, the Company has reclassified these assets to properties held for investment in its financial statements as of June 30, 2008. Such treatment has also resulted in the Company reclassifying certain other amounts which had been recorded within properties held for sale in the Company’s December 31, 2007 financial statements. See Note 5 of Notes to Consolidated Financial Statements for additional information on amounts reclassified.

In instances when the Company expects to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties held for sale continue to be fully recorded within the continuing operations of the Company through the date of sale.

The net results of discontinued operations and the net gain on dispositions of properties sold or classified as held for sale as of June 30, 2008, in which the Company has no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. The Company will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.

The following table summarizes the income and expense components that comprised discontinued operations, net of taxes, for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands)

Rental income	$906	$1,584	$2,126	$5,409
Rental expense	(694)	(496)	(1,245)	(2,443)
Interest expense (including amortization of deferred financing costs)	(400)	(1,091)	(1,283)	(3,191)
Tax benefit	(90)	13	—	163

(Loss) income from discontinued operations-net of taxes	(278)	10	(402)	(62)
Gain on disposal of discontinued operations-net of taxes	294	148	366	206

Total income from discontinued operations	$16	$158	$(36)	$144

During the six months ended June 30, 2008, the Company contributed certain assets and liabilities related to properties held for sale to investments in joint ventures. These transactions resulted in a reduction of restricted cash of approximately $12.1 million, a reduction of properties held for sale of approximately $143.7 million, a reduction in mortgage loans payable secured by properties held for sale of approximately $110.2 million, an increase in proceeds from related parties of $8.4 million and an increase in investments in unconsolidated entities of approximately $5.8 million.

During the six months ended June 30, 2007, the Company contributed certain assets and liabilities related to properties held for sale to investments in joint ventures. These non-cash transactions resulted in a reduction of restricted cash of approximately $4.9 million, a reduction of properties held for sale of approximately $106.0 million, a reduction in mortgage loans payable secured by properties held for sale of approximately $86.5 million, a decrease in other assets and liabilities of approximately $6.0 million and an increase in proceeds from related parties of $18.4 million.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which the Company acts as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Rent expense under these operating leases was approximately $10.4 million and $893,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $16.3 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Operating Leases — Other — The Company is a master lessee of seven multifamily properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases was approximately $2.4 million and $1.2 million for three months ended June 30, 2008 and 2007, respectively, and approximately $4.6 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively.

The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $4.1 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $16.4 million and $4.5 million for the six months ended June 30, 2008 and 2007, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum receivable related to these leases.

Capital Lease Obligations — The Company leases computers, copiers, and postage equipment that are accounted for as capital leases (see Note 10 of the Notes to Consolidated Financial Statements for additional information).

Securities and Exchange Commission (“SEC”) Investigation — On June 2, 2008, the Company announced that the staff of the SEC Los Angeles Enforcement Division informed the Company that the SEC was closing the previously disclosed September 16, 2004 investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against Triple Net Properties, LLC (currently known as Grubb & Ellis Realty Investors, LLC) or NNN Capital Corp. (currently known as Grubb & Ellis Securities, Inc.), each of which became a subsidiary of the Company as part of the merger with NNN.

Mr. Thompson had agreed that, to the extent that Triple Net Properties and NNN Capital Corp. paid the SEC an amount in excess of $1.0 million in connection with any settlement or other resolution of this matter, he would forfeit up to 1,064,800 shares of Company common stock. Since no fine was assessed by the SEC, the 1,064,800 shares, which were being held by an escrow agent, were released to Mr. Thompson during the second quarter of 2008.

General — The Company is involved in various claims and lawsuits arising out of the ordinary conduct of its business, as well as in connection with its participation in various joint ventures and partnerships, many of which may not be covered by the Company’s insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of June 30, 2008, there were 147 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at June 30, 2008. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at December 31, 2007.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company’s guarantees consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
(In thousands)

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,292,573	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	131,180	221,430
Guarantees of the Company’s mezzanine debt	—	48,790
Recourse guarantees of debt of properties under management	39,408	47,399
Recourse guarantees of the Company’s debt	14,836	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Interpretation No. 45. The liability was insignificant as of June 30, 2008 and December 31, 2007.

Environmental Obligations — In the Company’s role as property manager, it could incur liabilities for the investigation or remediation of hazardous or toxic substances or wastes at properties the Company currently or formerly managed or at off-site locations where wastes were disposed of. Similarly, under debt financing arrangements on properties owned by sponsored programs, the Company has agreed to indemnify the lenders for environmental liabilities and to remediate any environmental problems that may arise. The Company is not aware of any environmental liability or unasserted claim or assessment relating to an environmental liability that the Company believes would require disclosure or the recording of a loss contingency.

Real Estate Licensing Issues — Although Triple Net Properties Realty, Inc. (“Realty”) was required to have real estate licenses in all of the states in which it acted as a broker for NNN’s programs and received real estate commissions prior to 2007, Realty did not hold a license in certain of those states when it earned fees for those services. In addition, almost all of GERI’s revenue was based on an arrangement with Realty to share fees from NNN’s programs. GERI did not hold a real estate license in any state, although most states in which properties of the NNN’s programs were located may have required GERI to hold a license. As a result, Realty and the Company may be subject to penalties, such as fines (which could be a multiple of the amount received), restitution payments and termination of management agreements, and to the suspension or revocation of certain of Realty’s real estate broker licenses. To date there have been no claims, and the Company cannot assess or estimate whether it will incur any losses as a result of the foregoing.

To the extent that the Company incurs any liability arising from the failure to comply with real estate broker licensing requirements in certain states, Mr. Thompson, Louis J. Rogers, former President of GERI, and Jeffrey T. Hanson, the Company’s Chief Investment Officer, have agreed to forfeit to the Company up to an aggregate of 4,124,120 shares of the Company’s common stock, and each share will be deemed to have a value of $11.36 per share in satisfying this obligation. Mr. Thompson has agreed to indemnify the Company, to the extent the liability incurred by the Company for such matters exceeds the deemed $46,865,000 value of these shares, up to an additional $9,435,000 in cash. These obligations terminate on November 16, 2009.

16.	EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period less unvested restricted shares. Diluted earnings (loss) per share is computed using the weighted-average number of common and common

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.

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

Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the 0.88 conversion as a result of the Merger.

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
(In thousands, except per share amounts)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average number of common shares outstanding	63,600		41,943	(1)	63,561		41,943	(1)
Effect of dilutive securities:
Non-vested restricted stock and options	—	(2)	113	(1)(2)	—	(2)	79	(1)(2)

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	63,600		42,056		63,561		42,022

(1)	Shares of NNN’s common stock as of June 30, 2007, are converted to the Company’s common shares outstanding by applying December 7, 2007 merger exchange ratio for earnings per share disclosure purposes.

(2)	Outstanding non-vested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 3.1 million and 722,000 at June 30, 2008 and 2007, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

17.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(In thousands)

Net (loss) income	$(5,114)	$10,234	$(10,982)	$13,871
Other comprehensive (loss) income:
Net unrealized gain (loss) on investments, net of taxes	691	(230)	640	(243)
Elimination of net unrealized loss on investment in GERA warrants			223	—

Total comprehensive (loss) income	$(4,423)	$10,004	$(10,119)	$13,628

18.	OTHER RELATED PARTY TRANSACTIONS

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

Management Fees — The Company provides both transaction and management services to parties which are related to an affiliate of a principal stockholder and director of the Company (collectively, “Kojaian Companies”). In addition, the Company also pays management fees to the Kojaian Companies related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, was $1.7 million and $3.5 million for the three and six months ended June 30, 2008, respectively. No such services were rendered in the six months ended June 30, 2007.

Other Related Parties — GERI, which is wholly owned by the Company, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of June 30, 2008, each of Scott D. Peters, the Company’s then Chief Executive Officer and President, and Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC and GERI owned the remaining 64.0% membership interest. As of June 30, 2008, Stanley J. Olander, the Company’s Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC. (See Note 20 of Notes to Consolidated Financial Statements for additional disclosure related to the ownership of Grubb & Ellis Management, LLC.)

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of June 30, 2008, each of Mr. Peters, Ms. Biller and Mr. Hanson, the Company’s Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC. GERI owned the remaining 46.0% membership interest.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Anthony W. Thompson, former Chairman of the Company and NNN, as a special member, was entitled to receive up to $175,000 annually in compensation from each of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC. Effective February 8, 2008, upon his resignation as Chairman, he was no longer a special member. As part of his resignation, the Company has agreed to continue to pay him up to an aggregate of $569,000 through the initial offering periods related to Apartment REIT, Inc. and Healthcare REIT, Inc., of which $481,500 remains outstanding as of as of June 30, 2008.

The grants of these membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes distributions of $88,000 and $88,000 earned by Mr. Thompson for the six months ended June 30, 2008 and 2007, respectively, and $85,000 and $16,000 earned by each of Mr. Peters and Ms. Biller from Grubb & Ellis Apartment Management, LLC for the six months ended June 30, 2008 and 2007, respectively. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions of $88,000 and $88,000 earned by Mr. Thompson for the six months ended June 30, 2008 and 2007, respectively, and $387,000 and $132,000 earned by each of Messrs. Peters and Hanson and Ms. Biller for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 and December 31, 2007, the remaining 64.0% equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 46.0% equity interest in Grubb & Ellis Healthcare Management, LLC was owned by GERI; however, the operating agreements require that any allocable earnings attributable to GERI’s ownership interests be paid to GERI on a quarterly basis to be used for compensation to its employees or other individuals associated with GERI and its affiliates. As such, Grubb & Ellis Apartment Management, LLC incurred expenses of $216,000 and $58,000 for the six months ended June 30, 2008 and 2007, respectively, and Grubb & Ellis Healthcare Management, LLC incurred expenses of $828,000 and $240,000 for the six months ended June 30, 2008 and 2007, respectively, to other Company employees, which was included in compensation expense in the consolidated statement of operations.

G REIT, Inc. agreed to pay Mr. Peters and Ms. Biller, retention bonuses in connection with its stockholder approved liquidation of $50,000 and $25,000, respectively, upon the filing of each of G REIT’s annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. These retention bonuses were agreed to by the independent directors of G REIT and approved by the stockholders of G REIT in connection with G REIT’s stockholder approved liquidation. As of December 31, 2007, Mr. Peters and Ms. Biller received retention bonuses of $200,000 and $100,000 from G REIT, respectively. No amounts were paid during 2008. On January 28, 2008, G REIT’s remaining assets and liabilities were transferred to G REIT Liquidating Trust. Effective January 30, 2008, and March 4, 2008, respectively, Mr. Peters and Ms. Biller irrevocably waived their rights to receive all future retention bonuses from G REIT Liquidating Trust. Additionally, Mr. Peters and Ms. Biller, each received a performance-based bonus of $100,000 upon the receipt by GERI of net commissions aggregating $5,000,000 or more from the sale of G REIT properties in March 2007.

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

The Company has outstanding advances totaling $507,000 and $1.0 million as of June 30, 2008 and December 31, 2007, respectively, to Colony Canyon, a property 30.0% owned and solely managed by

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Mr. Thompson, the Company’s former Chairman who remains a substantial stockholder of the Company. As of June 30, 2008, principal and interest payments of $499,000 and $8,000, respectively, were past due; however, these amounts were paid on August 8, 2008.

The Company has outstanding advances totaling $922,000 as of June 30, 2008 to Marriott Summit Watch, a property 40.0% owned and, as of April 1, 2008, solely managed by Mr. Thompson. As of June 30, 2008, interest payments of $20,000 were past due; however, these amounts were paid on August 8, 2008.

19.	INCOME TAXES

The components of income tax (benefit) expense from continuing operations for the three months and six months ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands)

Current:
Federal	$(1,745)	$5,757	$(5,723)	$8,995
State	(543)	1,242	(676)	2,015

	(2,288)	6,999	(6,399)	11,010

Deferred:
Federal	(1,987)	(121)	(1,914)	(1,404)
State	(668)	17	(775)	(222)

	(2,655)	(104)	(2,689)	(1,626)

	$(4,943)	$6,895	$(9,088)	$9,384

The Company recorded net prepaid taxes totaling approximately $10.4 million as of June 30, 2008, comprised primarily of prepaid tax estimates.

The Company generated a federal net operating loss (“NOL”) of approximately $8.2 million for the taxable period of the acquired entity ending on the Merger date. This NOL carryforward is subject to an annual limitation under IRC section 382 because the Merger caused a change of ownership of the Company of greater than 50.0%. The annual limitation is approximately $7.3 million. At June 30, 2008, federal net operating loss carryforwards were available to the Company in the amount of approximately $9.1 million which expire from 2008 to 2027.

In evaluating the need for a valuation allowance at June 30, 2008, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. Given the historical earnings of the Company, management believes that it is more likely than not that the entire federal net operating loss of $9.1 million will be used in the foreseeable near future, and therefore has recorded no valuation allowance against the related deferred tax asset. As of the date of the Merger, the Company also had state net operating loss carryforwards, although a substantial portion of these deferred assets were offset by a valuation allowance, totaling $3.0 million as the future utilization of these state NOLs is uncertain.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The differences between the total income tax (benefit) provision of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands)

Federal income taxes at the statutory rate	$(3,496)	$5,789	$(6,983)	$7,926
State income taxes net of federal benefit	(530)	1,182	(1,036)	1,515
Credits	187	(135)	224	(135)
Non-deductible expenses	(924)	46	(1,144)	65
Other	(180)	13	(149)	13

	$(4,943)	$6,895	$(9,088)	$9,384

20.	SUBSEQUENT EVENTS

On July 10, 2008, Scott D. Peters resigned as the Company’s Chief Executive Office and President. As a consequence, the Employment Agreement between the Company and Mr. Peters was terminated in accordance with its terms. Pursuant to the terms of the Employment Agreement, upon Mr. Peters’ resignation as an officer of the Company, he is also deemed to resign as a director of the Company, and as an officer and director of all of the Company’s affiliates and subsidiaries. As a direct consequence of Mr. Peters resignation, on July 10, 2008, the Company’s Board of Directors appointed independent director Gary H. Hunt as the Company’s interim Chief Executive Officer while it currently conducts a search for a permanent Chief Executive Officer and President. As a consequence of his appointment as the Company’s interim Chief Executive Officer, Mr. Hunt has resigned his positions as Chair of the Company’s Compensation Committee and as a member of the Company’s Corporate Governance and Nominating Committee. While he serves as interim Chief Executive Officer, Mr. Hunt shall be replaced by C. Michael Kojaian as a member of the Corporate Governance and Nominating Committee and by D. Fleet Wallace as Chair of the Compensation Committee. In addition, Mr. Kojaian also became a member of the Company’s Compensation Committee. There is no family relationship between Mr. Hunt and any other executive officer or director of the Company, and there is no arrangement or understanding under which Mr. Hunt was appointed as interim Chief Executive Officer. There are no transactions to which the Company or any of its subsidiaries is a party and in which Mr. Hunt has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

On July 10, 2008, the Company’s Board of Directors elected Devin I. Murphy as an independent member of its Board of Directors as a Class C director, whose term extends until the annual meeting of the Company’s stockholders in 2010. Mr. Murphy was elected to fill the vacancy created by a resignation of a Board member in February, 2008. There are no arrangements or understandings between Mr. Murphy and any other person pursuant to which Mr. Murphy was selected to serve on the Company’s Board of Directors. In addition, Mr. Murphy has not been named to any of the permanent committees of the Company’s Board of Directors. There are no transactions to which the Company or any of its subsidiaries is a party and in which Mr. Murphy has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

On July 11, 2008, the Company announced that its Board of Directors had approved a share repurchase program under which the Company may repurchase up to $25 million of its common stock through the end of 2009. In conjunction with the share repurchase program, the Board of Directors approved the suspension of future dividend payments, except for the previously announced second quarter dividend of $0.1025 per share, payable to stockholders on record as of July 7, 2008 and which was paid on July 22, 2008.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On August 5, 2008, the Company amended the terms of its $75 million credit facility to provide for, among other things, an extension from September 30, 2008 until March 31, 2009 to dispose of the three real estate assets that the Company had previously acquired on behalf of GERA. Additionally, the credit facility was also amended to modify select debt covenants in order to provide greater flexibility to facilitate the Company’s 1031 TIC programs. The modifications made to the debt covenants now permit the Company to incur certain contingent obligations with respect to any guarantee of primary obligations of certain TIC syndications effected by the Company that comply with requirements set forth in the credit facility, provided that (i) such primary obligations shall consist solely of obligations under a first-lien mortgage loan, (ii) the principal amount of such first-lien mortgage loan shall not exceed seventy percent (70%) of the then current fair market value of the real estate assets securing such mortgage loan, and (iii) to the extent certain contingent obligations first incurred after December 31, 2007, such contingent obligations as described in Sections 5.02(b)(iii)(F) of the Credit Facility shall not exceed $125,000,000 in the aggregate. In addition, the Recourse Debt/Core EBITDA Ratio for the quarter ending September 30, 2008, and thereafter, was amended from 2.00:1.00 to 2.25:1.00. See Note 5 of Notes to Consolidated Financial Statements for a description of these properties.

On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Apartment Management LLC tendered settlement for the purchase of the 18.0% equity interest in Grubb & Ellis Apartment Management LLC that was previously owned by Scott D. Peters, the Company’s former Chief Executive Officer and President. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Apartment Management, LLC increases from 64.0% to 82.0% after giving effect to this purchase from Mr. Peters.

On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Healthcare Management, LLC tendered settlement for the purchase of 18.0% equity interest in Grubb & Ellis Healthcare Management, LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Healthcare Management, LLC increases from 46.0% to 64.0% after giving effect to this purchase from Mr. Peters.

As of August 11, 2008, the Company had outstanding advances totaling $951,000 to Marriott Summit Watch, a property 40.0% owned and, as of April 1, 2008, solely managed by Mr. Thompson. As of August 11, 2008, principal and interest payments of $922,000 and $29,000, respectively, were past due.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Interim Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (as defined below) in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the volume of transactions and prices for real estate in the real estate markets generally, (ii) a general or regional economic downturn that could create a recession in the real estate markets in particular the assets held for investments, (iii) the Company’s debt level and its ability to make interest and principal payments, (iv) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (v) the Company’s ability to implement, and the success of, new initiatives and investments, including expansion into new specialty areas and integration of the Company’s business units, (vi) the ability of the Company to consummate acquisitions and integrate acquired companies and assets, and (vii) other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008.

Overview and Background

In certain instances throughout this Interim Report phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, the Company prior to the stock merger on December 7, 2007, of Grubb & Ellis Company (the “Company”) with NNN Realty Advisors, Inc. (“NNN”) (the “Merger”). Similarly, in certain instances throughout this Interim Report the term NNN, “legacy NNN”, or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

Upon the closing of the Merger, a change of control of the Company occurred, as the former stockholders of legacy NNN acquired approximately 60% of the Company’s issued and outstanding common stock. Pursuant to the Merger, each issued and outstanding share of legacy NNN automatically converted into a 0.88 of a share of common stock of the Company. Based on accounting principles generally accepted in the United States of America (“GAAP”), the Merger was accounted for using the purchase method of accounting, and although structured as a reverse merger, legacy NNN is considered the accounting acquirer of legacy Grubb & Ellis. As a consequence, the operating results for the six months ended June 30, 2008 reflect the consolidated results of the newly merged company while the six months ended June 30, 2007 include solely the operating results of legacy NNN.

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

Critical Accounting Policies

A discussion of the Company’s critical accounting policies, which include principles of consolidation, revenue recognition, impairment of goodwill, deferred taxes, and insurance and claims reserves, can be found in its Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies in 2008.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009 and does not believe adoption will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations and will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 to its consolidated financial condition, results of operations or cash flow.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009 and does not believe the adoption will have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which will apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview

The Company reported revenue of approximately $327.5 million for the six months ended June 30, 2008, compared with revenue of $78.5 million for the same period in 2007. Approximately $248.8 million of the increase was attributed to revenue from the Transaction Services and Management Services businesses and the operations of the assets warehoused for Grubb & Ellis Realty Advisors (“GERA”). The remaining increase was attributed to $9.1 million of rental related revenue primarily due to two assets held for investment in the Company’s Investment Management business, offset by a net decrease of $8.9 million in Investment Management revenue. The growth in acquisition and management fees were offset by a decrease in disposition fees due to lower TIC related volume year-over-year. The Company completed a total of 41 acquisitions and seven dispositions on behalf of the investment programs it sponsors at values of approximately $846.4 million during the six months ended June 30, 2008. The net acquisitions from the Investment Management business allowed the Company to grow its captive assets under management by approximately 12%. At June 30, 2008, the value of the Company’s assets under management was approximately $6.5 billion, compared to $5.8 billion at December 31, 2007.

The net loss for the first six months of 2008 was $11.0 million, or $0.17 per diluted share, which included a second quarter non-cash charge of $8.9 million for depreciation and amortization related to the reclassification of five assets held for sale to assets held for investment and a first quarter net write-off of its investment in GERA of $5.8 million. In addition, the year-to-date results include merger-related and integration costs of $7.6 million, resulting from the Company’s recent merger with NNN, approximately $5.7 million of stock-based compensation, $2.8 million for amortization of intangible assets and $1.6 million of recognized loss on marketable equity securities. These charges were partially offset by $9.5 million of rental related operations.

As a result of the Merger in December 2007, the newly combined Company’s operating segments were evaluated for reportable segments. As a result, the legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows.

The Company reports its revenue by three business segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). Transaction Services, which comprises its real estate brokerage operations; Investment Management, which includes providing acquisition, financing and disposition services with respect to its programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; and Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors. Additional information on these business segments can be found in Note 13 of Notes to Consolidated Financial Statements in Item 1 of this Report.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended June 30,		Change
	2008	2007(1)	$	%
(In thousands)

Revenue
Transaction services	$56,540	$—	$56,540	—%
Investment management	35,433	41,001	(5,568)	(13.6)
Management services	60,620	—	60,620	—
Rental related	14,372	4,411	9,961	225.8

Total revenue	166,965	45,412	121,553	267.7

Operating Expense
Compensation costs	120,654	14,310	106,344	743.1
General and administrative	22,419	10,456	11,963	114.4
Depreciation and amortization	13,419	483	12,936	2,678.3
Rental related	9,479	3,137	6,342	202.2
Interest	4,438	1,963	2,475	126.1
Merger related costs	4,691	61	4,630	7,590.2

Total operating expense	175,100	30,410	144,690	475.8

Operating (Loss) Income	(8,135)	15,002	(23,137)	(154.2)

Other (Expense) Income
Equity in (losses) earnings of unconsolidated entities	(184)	310	(494)	(159.4)
Interest income	217	722	(505)	(69.9)
Other	(2,773)	978	(3,751)	(383.5)

Total other (expense) income	(2,740)	2,010	(4,750)	(236.3)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(10,875)	17,012	(27,887)	(163.9)
Minority interest in (loss) income of consolidated entities	802	(41)	843	2,056.1

(Loss) income from continuing operations before income tax benefit (provision)	(10,073)	16,971	(27,044)	(159.4)
Income tax benefit (provision)	4,943	(6,895)	11,838	171.7

(Loss) income from continuing operations	(5,130)	10,076	(15,206)	(150.9)

Discontinued Operations
(Loss) income from discontinued operations — net of taxes	(278)	10	(288)	(2,880.0)
Gain on disposal of discontinued operations — net of taxes	294	148	146	98.6

Total income from discontinued operations	16	158	(142)	(89.9)

Net (Loss) Income	$(5,114)	$10,234	$(15,348)	(150.0)

(1)	Based on Generally Accepted Accounting Principles (“GAAP”), the operating results for the three months ended June 30, 2007 represents legacy NNN business.

Revenue

Transaction and Management Services Revenue

The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s services revenue, and include fees related to both property and facilities management outsourcing as well as project management and business services. Following the close of the merger, Grubb & Ellis Management Services assumed management of nearly 25.8 million square feet of NNN’s 42.9 million-square-foot captive investment management portfolio. At June 30, 2008, the Company managed approximately 218 million square feet of property.

Transaction Services revenue, including brokerage commission, valuation and consulting revenue, was $56.5 million for the three months ended June 30, 2008. The Company’s Transaction Services business was negatively impacted by the current economic environment, which has reduced commercial real estate transaction velocity, particularly investment sales.

Management Services revenue of $60.6 million for the three months ended June 30, 2008 includes revenue from the transfer of management of a significant portion of GERI’s captive property portfolio to Grubb & Ellis Managements Services.

Investment Management Revenue

Investment Management revenue of $35.4 million for the three months ended June 30, 2008 reflected the revenue generated through the fee structure of the various investment products, which included acquisition and disposition fees of approximately $18.4 million and captive management fees of $9.5 million. These fees include acquisition, disposition, financing, asset management, placement, broker-dealer and other fees. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.

In total, $251.9 million in equity was raised for the Company’s investment programs for the three months ended June 30, 2008, compared with $221.1 million in the same period in 2007. The increase was driven by the Company’s new wealth management platform, with $51.1 million raised for high quality real estate investments on behalf of investors, as well as an increase in equity raised by the Company’s public non-traded REITs. During the three months ended June 30, 2008, the Company’s public non-traded REIT programs raised $138.7 million, 38.3% higher than the $100.5 million equity raised in the same period in 2007. The Company’s TIC 1031 exchange programs raised $54.6 million in equity during the second quarter of 2008, compared with $120.6 million in the same period in 2007. The lower TIC equity raised for the three months ended June 30, 2008 reflects current market conditions.

Acquisition fees increased approximately $1.2 million, or 9.4%, to approximately $14.0 million for the three months ended June 30, 2008, compared to approximately $12.8 million for the same period in 2007. The quarter-over-quarter increase in acquisition fees was primarily attributed to an increase of $6.1 million in fees earned from the Company’s non-traded REIT programs and $1.4 million from the wealth management platform, partially offset by a decrease of $6.1 million in fees from the TIC programs. During the three months ended June 30, 2008, the Company acquired 21 properties on behalf of its sponsored programs for an approximate aggregate total of $497.5 million, compared to 18 properties for an approximate aggregate total of $444.5 million during the same period in 2007.

Disposition fees decreased approximately $3.6 million, or 44.3%, to approximately $4.4 million for the three months ended June 30, 2008, compared to approximately $7.9 million for the same period in 2007. The decrease reflects lower sales volume due to current market conditions. Offsetting the disposition fees during the three months ended June 30, 2008 and 2007 was approximately $563,000 and $1.0 million, respectively, of amortization of identified intangible contract rights associated with the acquisition of Triple Net Properties

Realty, Inc. (“Realty”) as they represent the right to future disposition fees of a portfolio of real properties under contract.

Captive management fees were relatively flat year-over-year, after moving approximately $4.1 million of revenue to the Company’s management services segment, primarily due to the growth in non-traded REIT properties managed.

Rental Revenue

Rental revenue includes revenue from properties held for investment. These line items also include pass-through revenue for the master lease accommodations related to the Company’s TIC programs.

Operating Expense Overview

The Company’s operating expense of $175.1 million for the three months ended June 30, 2008 increased approximately $144.7 million, or 475.8%, for the three months ended June 30, 2008, compared to the same period in 2007, which included approximately $127.0 million due to the legacy Grubb & Ellis business, $4.7 million due to additional merger related costs, $3.2 million in non-cash stock based compensation, $8.9 million in depreciation and amortization primarily related to five properties held for sale and $894,000 in amortization expense for other identified intangible assets.

Compensation Costs

Compensation costs increased approximately $106.3 million, or 743.1%, to $120.6 million for the three months ended June 30, 2008, compared to approximately $14.3 million for the same period in 2007 due to approximately $105.5 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business increased approximately 5.7% to $15.1 million, for the three months ended June 30, 2008, compared to $14.3 million for the same period in 2007. Included in the compensation costs were non-cash stock compensation expense which increased by approximately $2.0 million to $3.2 million for the three months ended June 30, 2008 compared to $1.2 million for the same period in 2007.

General and Administrative

General and administrative expense increased approximately $12.0 million, or 114.4%, to $22.4 million for the three months ended June 30, 2008, compared to approximately $10.5 million for the same period in 2007 due to approximately $13.1 million of general and administration expenses attributed to legacy Grubb & Ellis operations, partially offset by a $1.1 million decrease related to the investment management business, primarily due to marketing related fees.

General and administrative expense was 13.4% of total revenue for the three months ended June 30, 2008, compared with 23.0% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased approximately $12.9 million to $13.4 million for the three months ended June 30, 2008, compared to approximately $483,000 for the same period in 2007. Included in depreciation and amortization expense was $894,000 for amortization of other identified intangible assets. Approximately $9.5 million was attributed to depreciation and amortization expense from the legacy Grubb & Ellis operations, $5.8 million of which was related to the reclassification from three properties held for sale to assets held for investment. The remaining $3.4 million of the increase was related to the investment management business, which increased to approximately $3.9 million for the three months ended June 30, 2008, compared to $483,000 for the same period in 2007, primarily related to two properties held for sale that were reclassified to held for investment on the balance sheet.

Rental Expense

Rental expense includes the related expense properties held for investment. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased approximately $2.5 million, or 126.1%, to $4.4 million for the three months ended June 30, 2008, compared to $1.9 million for the same period in 2007. Approximately $2.2 million was attributed to interest expense from the legacy Grubb & Ellis operations, which was primarily related to three assets held for investment. The remaining increase was related to the investment management business which increased to $2.3 million for the three months ended June 30, 2008, compared to $2.0 million for the same period in 2007. The increase in activity was primarily related to two properties held for investment on the balance sheet.

Income Tax

The Company recognized a tax benefit of approximately $4.9 million for the three months ended June 30, 2008, compared to a tax provision of $6.9 million for the same period in 2007. The net $11.8 million decrease in tax expense was primarily a result of the non-recurring tax benefit primarily due to the cumulative charge of depreciation expense for the SPAC properties and lower fee revenues earned in the three months ended June 30, 2008 as compared to the same period in 2007. In addition, the Company is subject to the highest federal income tax rate of 35% for the three months ended 2008, compared to a 34% statutory tax rate for the three months ended June 30, 2007. (See Note 19 of Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of $5.1 million, or $0.08 per diluted share for the three months ended June 30, 2008, compared to net income of $10.2 million, or $0.24 per diluted share, for the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following summarizes comparative results of operations for the periods indicated.

	Six Months Ended June 30,		Change
	2008	2007(1)	$	%
(In thousands)

Revenue
Transaction services	$115,689	$—	$115,689	—%
Investment management	61,527	70,466	(8,939)	(12.7)
Management services	122,376	—	122,376	—
Rental related	27,926	8,060	19,866	246.5

Total revenue	327,518	78,526	248,992	317.1

Operating Expense
Compensation costs	241,005	27,901	213,104	763.8
General and administrative	44,110	19,720	24,390	123.7
Depreciation and amortization	18,475	1,006	17,469	1,736.5
Rental related	18,615	6,056	12,559	207.4
Interest	10,124	3,485	6,639	190.5
Merger related costs	7,560	61	7,499	12,293.4

Total operating expense	339,889	58,229	281,660	483.7

Operating (Loss) Income	(12,371)	20,297	(32,668)	(160.9)

	Six Months Ended June 30,		Change
	2008	2007(1)	$	%
(In thousands)

Other (Expense) Income
Equity in (losses) earnings of unconsolidated entities	(6,198)	479	(6,677)	(1,393.9)
Interest income	523	1,267	(744)	(58.7)
Other	(3,292)	1,112	(4,404)	(396.0)

Total other (expense) income	(8,967)	2,858	(11,825)	(413.8)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(21,338)	23,155	(44,493)	(192.2)
Minority interest in (loss) income of consolidated entities	1,304	(44)	1,348	3,063.6

(Loss) income from continuing operations before income tax benefit (provision)	(20,034)	23,111	(43,145)	(186.7)
Income tax benefit (provision)	9,088	(9,384)	18,472	196.8

(Loss) income from continuing operations	(10,946)	13,727	(24,673)	(179.7)

Discontinued Operations
Loss from discontinued operations — net of taxes	(402)	(62)	(340)	(548.4)
Gain on disposal of discontinued operations — net of taxes	366	206	160	77.7

Total loss from discontinued operations	(36)	144	(180)	(125.0)

Net (Loss) Income	$(10,982)	$13,871	$(24,853)	(179.2)

(1)	Based on GAAP, the operating results for the six months ended June 30, 2007 represents legacy NNN business.

Revenue

Transaction and Management Services Revenue

For the six months ended June 30, 2008, Transaction Services generated revenue of $115.7 million.

Management Services revenue was approximately $122.4 million for the six months ended June 30, 2008, which includes the transfer of management of a significant portion of Grubb & Ellis Realty Investors’ captive property portfolio to Grubb & Ellis Managements Services.

Investment Management Revenue

Investment Management revenue of approximately $61.5 million for the six months ended June 30, 2008 reflected the revenue generated through the fee structure of the various investment products, which included acquisition and disposition fees of $30.0 million and captive management fees of $17.3 million.

In total, approximately $515.5 million in equity was raised for the Company’s investment programs for the six months ended June 30, 2008, compared with $365.2 million in the same period in 2007. This was driven by an increase in equity raised by the Company’s non-traded public REITs of approximately $212.8 million, compared to $140.8 million equity raised in the same period in 2007, as well as by the Company’s new wealth management platform with $188.4 million raised for high quality real estate investments on behalf of investors. The Company’s TIC 1031 exchange programs raised approximately $106.7 million in equity during the six months ended June 30, 2008, compared with $224.4 million in the same period in 2007. The lower TIC equity raised for the six months ended June 30, 2008 reflects current market conditions.

Acquisition fees increased approximately $4.3 million, or 20.6%, to approximately $24.9 million for the six months ended June 30, 2008, compared to approximately $20.7 million for the same period in 2007. The year-over-year increase in acquisition fees was primarily attributed to an increase of approximately $8.8 million in fees earned from the Company’s non-traded REIT programs, $4.4 million from the wealth management platform, partially offset by a decrease of $7.7 million in fees from the TIC programs. During the six months ended June 30, 2008, the Company acquired 41 properties on behalf of its sponsored programs for an approximate aggregate total of $846.4 million, compared to 36 properties for an approximate aggregate total of $923.5 million during the same period in 2007.

Disposition fees decreased approximately $7.1 million, or 58.3%, to approximately $5.1 million for the six months ended June 30, 2008, compared to approximately $12.3 million for the same period in 2007. The decrease reflects lower sales volume due to current market conditions. Offsetting the disposition fees during the six months ended June 30, 2008 and 2007 was $1.0 million and $1.8 million, respectively, of amortization of identified intangible contract rights associated with the acquisition of Realty as they represent the right to future disposition fees of a portfolio of real properties under contract.

Captive management fees were relatively flat year-over-year after moving approximately $8.2 million of revenue to the Company’s management services segment, primarily due to the growth in non-traded REIT properties managed.

Rental Revenue

Rental revenue includes revenue from properties held for investment. These line items also include pass-through revenue for the master lease accommodations related to the Company’s TIC programs.

Operating Expense Overview

The total increase in operating expense of approximately $281.7 million, or 483.7%, for the six months ended June 30, 2008, compared to the same period in 2007, included $246.8 million due to the legacy Grubb & Ellis business and $7.6 million due to additional merger related costs, $12.6 million in rental related expenses, $3.2 million in non-cash stock based compensation, $8.9 million in depreciation and amortization and $5.4 million in interest expense activity primarily related to five properties held for investment.

Compensation Costs

Compensation costs increased approximately $213.1 million, or 763.8%, to $241.0 million for the six months ended June 30, 2008, compared to $27.9 million for the same period in 2007 due to approximately $212.4 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business increased approximately 2.1% to $28.5 million, for the six months ended June 30, 2008, compared to $27.9 million for the same period in 2007. Included in the compensation cost was non-cash stock compensation expense which increased by $3.1 million to $5.7 million for the six months ended June 30, 2008 compared to $2.6 million for the same period in 2007.

General and Administrative

General and administrative expense increased approximately $24.4 million, or 123.7%, to $44.1 million for the six months ended June 30, 2008, compared to $19.7 million for the same period in 2007 due to approximately $27.2 million of general and administration expenses attributed to legacy Grubb & Ellis operations, partially offset by a $2.8 million decrease related to the investment management business, primarily due to a decrease of $2.1 million in marketing related costs and a $1.0 million decrease in legal fees.

General and administrative expense was 13.5% of total revenue for the six months ended June 30, 2008, compared with 25.1% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased approximately $17.5 million, or 1,736.5%, to $18.5 million for the six months ended June 30, 2008, compared to $1.0 million for the same period in 2007. Included in depreciation and amortization expense was approximately $1.8 million for amortization of other identified intangible assets. Approximately $13.1 million was attributed to depreciation and amortization expense from the legacy Grubb & Ellis operations, which included $5.8 million associated with three properties reclassified from held for sale to held for investment. The remaining $4.4 million of the increase was related to the investment management business, which increased to approximately $5.4 million for the six months ended June 30, 2008, compared to $1.0 million for the same period in 2007, primarily related to two properties held for investment.

Rental Expense

Rental expense includes the related expense for properties held for investment. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased approximately $6.6 million, or 190.5%, to $10.1 million for the six months ended June 30, 2008, compared to $3.5 million for the same period in 2007. Approximately $4.3 million was attributed to interest expense from the legacy Grubb & Ellis operations, which included $3.1 million primarily related to three assets held for investment. The remaining $2.3 million of the increase was related to the investment management business primarily related to two properties held for investment on the balance sheet.

Equity in Earnings (Losses) of Unconsolidated Entities

In the first quarter of 2008, the Company wrote off its investment in GERA, which resulted in a net impact of approximately $5.8 million, including $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs.

Income Tax

The Company recognized a tax benefit of approximately $9.1 million for the six months ended June 30, 2008, compared to a tax provision of $9.4 million for the same period in 2007. The net $18.5 million decrease in tax expense was primarily a result of the nonrecurring tax benefit primarily due to the write-off of the GERA investment in the previous quarter, the cumulative charge of depreciation expense for the special purpose acquisition companies (“SPAC”) properties and lower fee revenues earned in the six months ended June 30, 2008 as compared to the same period in 2007. In addition, the Company is subject to the highest federal income tax rate of 35% for the six months ended 2008, compared to a 34% statutory tax rate for the six months ended June 30, 2007. (See Note 19 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of approximately $11.0 million, or $0.17 per diluted share for the six months ended June 30, 2008, compared to net income of $13.9 million, or $0.33 per diluted share, for the same period in 2007.

Liquidity and Capital Resources

As of June 30, 2008, cash and cash equivalents decreased by approximately $19.4 million, from a cash balance of $49.1 million as of December 31, 2007. The Company’s operating activities used net cash of $41.8 million, as the Company repaid net liabilities totaling $47.6 million primarily related to incentive compensation and deferred commission paid during the first quarter, which attained peak levels during the quarter ended December 31, 2007. Other operating activities generated net cash totaling $5.8 million.

Investing activities used net cash of $46.0 million primarily for acquisition funding of Company sponsored real estate programs, Financing activities provided net cash of $68.4 million primarily through borrowings totaling $55.0 million under the Company’s line of credit and mortgage financing of Company sponsored real estate programs. Financing activities for the six months ended June 30, 2008 also included dividend payments of $8.4 million related to the dividends declared by the Company in December 2007 and the first quarter of 2008, and $30.0 million for repayment of mezzanine financing on two of the assets held for investment. The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of debt obligations, capital expenditures and dividends to stockholders for the second quarter, through current and retained earnings and borrowings under its $75.0 million line of credit with Deutsche Bank Trust Company. As of June 30, 2008, the Company had $63.0 million outstanding under the credit facility. Additionally, the Company has more than $90.0 million of equity in the assets held for investment.

The Company expects to meet its long-term liquidity requirements, which may include investments in various real estate investor programs and institutional funds, through retained cash flow, borrowings under its line of credit, additional long-term secured and unsecured borrowings and proceeds from the potential issuance of debt or equity securities.

As part of the Company’s strategic plan, management has identified approximately $17.5 million of expense synergies, a portion of which has been invested in enhancing the management team with the addition of seven executives in key operational and management roles. In connection with the Merger, the Company announced its intention to pay a $0.41 per share dividend per annum, which equates to approximately $26.5 million on an annual basis. The Company declared and paid such dividends for holders of records at the end of each of the fourth calendar quarter of 2007 and the first and second calendar quarters of 2008. On July 11, 2008, the Company’s Board of Directors approved the suspension of future dividend payments. In addition, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $25 million of its common stock through the end of 2009.

Commitments, Contingencies and Other Contractual Obligations

Contractual Obligations — The Company leases office space throughout the United States through non-cancelable operating leases, which expire at various dates through 2016.

There have been no significant changes in the Company’s contractual obligations since December 31, 2007.

Off-Balance Sheet Arrangements — From time to time the Company provides guarantees of loans for properties under management. As of June 30, 2008, there were 147 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at June 30, 2008. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion at December 31, 2007.

The Company’s guarantees consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
(In thousands)

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,292,573	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	131,180	221,430
Guarantees of the Company’s mezzanine debt	—	48,790
Recourse guarantees of debt of properties under management	39,408	47,399
Recourse guarantees of the Company’s debt	14,836	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Subsequent Events

On July 10, 2008, Scott D. Peters resigned as the Company’s Chief Executive Office and President. As a consequence, the Employment Agreement between the Company and Mr. Peters was terminated in accordance with its terms. Pursuant to the terms of the Employment Agreement, upon Mr. Peters’ resignation as an officer of the Company, he is also deemed to resign as a director of the Company, and as an officer and director of all of the Company’s affiliates and subsidiaries. As a direct consequence of Mr. Peters resignation, on July 10, 2008, the Company’s Board of Directors appointed independent director Gary H. Hunt as the Company’s interim Chief Executive Officer while it currently conducts a search for a permanent Chief Executive Officer and President. As a consequence of his appointment as the Company’s interim Chief Executive Officer, Mr. Hunt has resigned his positions as Chair of the Company’s Compensation Committee and as a member of the Company’s Corporate Governance and Nominating Committee. While he serves as interim Chief Executive Officer, Mr. Hunt shall be replaced by C. Michael Kojaian as a member of the Corporate Governance and Nominating Committee and by D. Fleet Wallace as Chair of the Compensation Committee. In addition, Mr. Kojaian also became a member of the Company’s Compensation Committee. There is no family relationship between Mr. Hunt and any other executive officer or director of the Company, and there is no arrangement or understanding under which Mr. Hunt was appointed as interim Chief Executive Officer. There are no transactions to which the Company or any of its subsidiaries is a party and in which Mr. Hunt has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

On July 10, 2008, the Company’s Board of Directors elected Devin I. Murphy as an independent member of its Board of Directors as a Class C director, whose term extends until the annual meeting of the Company’s stockholders in 2010. Mr. Murphy was elected to fill the vacancy created by a resignation of a Board member in February, 2008. There are no arrangements or understandings between Mr. Murphy and any other person pursuant to which Mr. Murphy was selected to serve on the Company’s Board of Directors. In addition, Mr. Murphy has not been named to any of the permanent committees of the Company’s Board of Directors. There are no transactions to which the Company or any of its subsidiaries is a party and in which Mr. Murphy has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

On July 11, 2008, the Company announced that its Board of Directors had approved a share repurchase program under which the Company may repurchase up to $25 million of its common stock through the end of 2009. In conjunction with the share repurchase program, the Board of Directors approved the suspension of future dividend payments, except for the previously announced second quarter dividend of $0.1025 per share, payable to stockholders on record as of July 7, 2008 and which was paid on July 22, 2008.

On August 5, 2008, the Company amended the terms of its $75 million credit facility to provide for, among other things, an extension from September 30, 2008 until March 31, 2009 to dispose of the three real estate assets that the Company had previously acquired on behalf of GERA. Additionally, the credit facility was also amended to modify select debt covenants in order to provide greater flexibility to facilitate the Company’s 1031 TIC programs. The modifications made to the debt covenants now permit the Company to incur certain contingent obligations with respect to any guarantee of primary obligations of certain TIC syndications effected by the Company that comply with requirements set forth in the credit facility, provided that (i) such primary obligations shall consist solely of obligations under a first-lien mortgage loan, (ii) the principal amount of such first-lien mortgage loan shall not exceed seventy percent (70%) of the then current fair market value of the real estate assets securing such mortgage loan, and (iii) to the extent certain contingent obligations first incurred after December 31, 2007, such contingent obligations as described in Sections 5.02(b)(iii)(F) of the credit facility shall not exceed $125,000,000 in the aggregate. In addition, the Recourse Debt/Core EBITDA Ratio for the quarter ending September 30, 2008, and thereafter, was amended from 2.00:1.00 to 2.25:1.00. See Note 5 of Notes to Consolidated Financial Statements in Item 1 of this Report for a description of these properties.

On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Apartment Management LLC tendered settlement for the purchase of the 18.0% equity interest in Grubb & Ellis Apartment Management LLC that was previously owned by Scott D. Peters, the Company’s former Chief Executive Officer and President. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Apartment Management, LLC increases from 64.0% to 82.0% after giving effect to this purchase from Mr. Peters.

On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Healthcare Management, LLC tendered settlement for the purchase of 18.0% equity interest in Grubb & Ellis Healthcare Management, LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Healthcare Management, LLC increases from 46.0% to 64.0% after giving effect to this purchase from Mr. Peters.

As of August 11, 2008, the Company had outstanding advances totaling $951,000 to Marriott Summit Watch, a property 40.0% owned and, as of April 1, 2008, solely managed by Mr. Thompson. As of August 11, 2008, principal and interest payments of $922,000 and $29,000, respectively, were past due.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Derivatives — The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of June 30, 2008, the outstanding principal balances on the credit facility totaled $63.0 million and on the mortgage loan debt obligations totaled $258.3 million. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the Company’s amended credit agreement required the Company to maintain interest rate hedge agreements against 50 percent of all variable interest debt obligations. To fulfill this requirement, the Company holds two interest rate cap agreements with Deutsche Bank AG, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.0% of the underlying notional amounts. In addition, the terms of certain mortgage loan agreements required the Company to purchase two-year interest rate caps on 30-day LIBOR with a LIBOR strike price of 6.00%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.

The Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rates incurred on its line of credit. The Company’s line of credit debt obligation is secured by its assets, bears interest at the bank’s prime rate or LIBOR plus applicable margins based on the Company’s financial performance and mature in December 2010. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to this debt instrument as amounts are drawn under the line of credit.

Additionally, the Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rate incurred on the portion of the outstanding mortgages on its real estate held for investment. As of June 30, 2008, the outstanding principal balance on these debt obligations was $120.5 million, with a weighted average interest rate of 5.56% per annum. Since interest payments on these obligations will increase if interest rates rise, or decrease if interest rates decline, the Company is subject to cash flow risk related to these debt instruments. As of June 30, 2008, for example, a 0.44% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $265,000, or 7.83%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk.

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

Based on management’s evaluation as of June 30, 2008, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s controls over financial reporting during the second quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There were no material changes from risk factors previously disclosed in the Company’s 2007 Annual Report on Form 10-K, as filed with the SEC.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

1 Items 2, 3, 4 and 5 are not applicable for the six months ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY
          (Registrant)

/s/  Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2008

Grubb & Ellis Company

EXHIBIT INDEX

for the quarter ended June 30, 2008

Exhibit

(31†)	Section 302 Certifications
(32†)	Section 906 Certification

†  Filed herewith.