Form 10-Q
period 2008-09-30
GRUBB & ELLIS CO
filed 2008-11-10
CIK 216039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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

The number of shares outstanding of the registrant’s common stock as of November 3, 2008 was 64,628,798 shares.

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
GRUBB & ELLIS COMPANY CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
GRUBB & ELLIS COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
GRUBB & ELLIS COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
GRUBB & ELLIS COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$34,426	$49,328
Restricted cash	33,419	69,098
Investment in marketable securities	4,915	9,052
Current portion of accounts receivable from related parties — net	25,403	32,575
Current portion of advances to related parties — net	8,634	7,010
Notes receivable from related party — net	9,100	7,600
Service fees receivable — net	20,620	19,521
Current portion of professional service contracts — net	7,477	7,235
Real estate deposits and pre-acquisition costs	7,549	11,818
Properties held for sale including investments in unconsolidated real estate — net	17,570	98,206
Identified intangible assets and other assets held for sale — net	2,155	23,569
Prepaid expenses and other assets	24,894	13,032
Deferred tax assets	5,347	7,854

Total current assets	201,509	355,898
Accounts receivable from related parties — net	7,168	10,360
Advances to related parties — net	7,733	3,751
Professional service contracts — net	11,604	13,088
Investments in unconsolidated real estate	6,944	11,028
Properties held for investment — net	183,646	234,422
Property, equipment and leasehold improvements — net	14,628	16,291
Goodwill	171,723	169,317
Identified intangible assets — net	133,841	145,427
Other assets — net	14,466	16,858

Total assets	$753,262	$976,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$61,622	$100,867
Due to related parties	1,112	3,329
Current portion of line of credit	63,000	—
Current portion of notes payable and capital lease obligations	453	30,447
Notes payable of properties held for sale including investments in unconsolidated real estate	10,656	91,020
Liabilities of properties held for sale — net	72	902
Other liabilities	9,204	6,716

Total current liabilities	146,119	233,281
Long-term liabilities:
Line of credit	—	8,000
Senior notes	16,277	16,277
Notes payable and capital lease obligations	215,027	228,254
Other long-term liabilities	20,598	30,421
Deferred tax liabilities	2,984	32,837

Total liabilities	401,005	549,070
Commitments and contingencies (See Note 15)	—	—
Minority interest	4,027	18,725
Stockholders’ equity:
Preferred stock: $0.01 par value; 50,000,000 shares authorized as of September 30, 2008 and December 31, 2007; no shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 64,646,398 65,278,022 and 64,824,777 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	646	648
Additional paid-in capital	400,596	393,665
(Accumulated deficit) retained earnings	(53,012)	15,381
Accumulated other comprehensive loss	—	(1,049)

Total stockholders’ equity	348,230	408,645

Total liabilities and stockholders’ equity	$753,262	$976,440

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

REVENUE
Transaction services	$57,502	$—	$173,191	$—
Investment management	25,035	40,137	86,561	110,603
Management services	63,479	—	185,855	—
Rental related	13,220	9,565	41,146	17,625

Total revenue	159,236	49,702	486,753	128,228

OPERATING EXPENSE
Compensation costs	118,874	17,142	359,853	45,043
General and administrative	40,263	10,049	84,399	29,769
Depreciation and amortization	8,910	5,012	27,385	6,018
Rental related	7,643	7,687	26,258	13,743
Interest	4,410	3,200	14,534	6,685
Merger related costs	2,657	140	10,217	201
Real estate related impairments	45,767	—	45,767	—

Total operating expense	228,524	43,230	568,413	101,459

OPERATING (LOSS) INCOME	(69,288)	6,472	(81,660)	26,769

OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated real estate	(120)	(519)	(6,318)	(40)
Interest income	235	915	757	2,182
Other	(508)	(699)	(3,801)	413

Total other (expense) income	(393)	(303)	(9,362)	2,555

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(69,681)	6,169	(91,022)	29,324
Minority interest in loss of consolidated entities	703	155	2,008	111

(Loss) income from continuing operations before income tax benefit (provision)	(68,978)	6,324	(89,014)	29,435
Income tax benefit (provision)	25,346	(2,039)	34,434	(11,423)

(Loss) income from continuing operations	(43,632)	4,285	(54,580)	18,012

Discontinued operations
Loss from discontinued operations — net of taxes	(198)	(416)	(600)	(478)
(Loss) gain on disposal of discontinued operations — net of taxes	(186)	184	181	390

Total loss from discontinued operations	(384)	(232)	(419)	(88)

NET (LOSS) INCOME	$(44,016)	$4,053	$(54,999)	$17,924

Basic (loss) earnings per share
(Loss) income from continuing operations	$(0.69)	$0.10	$(0.86)	$0.43
Loss from discontinued operations	—	—	(0.01)	—

Net (loss) earnings per share	$(0.69)	$0.10	$(0.87)	$0.43

Diluted (loss) earnings per share
(Loss) income from continuing operations	$(0.69)	$0.10	$(0.86)	$0.43
Loss from discontinued operations	—	—	(0.01)	—

Net (loss) earnings per share	$(0.69)	$0.10	$(0.87)	$0.43

Shares used in computing basic (loss) earnings per share	63,601	41,943	63,574	41,943

Shares used in computing diluted (loss) earnings per share	63,601	42,127	63,574	42,057

Dividends declared per share	$—	$0.09	$0.2050	$0.23

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(54,999)	$17,924
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in losses of unconsolidated real estate	6,318	40
Depreciation and amortization	28,017	5,732
Loss on disposal of property, equipment and leasehold improvements	312	605
Impairment of real estate held for investment	45,767	—
Stock-based compensation	8,484	5,014
Compensation expense on profit sharing arrangements	1,716	1,084
Amortization/write-off of intangible contractual rights	1,179	2,620
Amortization of deferred financing costs	342	494
Loss (gain) on sale of marketable equity securities	3,344	(411)
Deferred income taxes	(28,016)	(4,411)
Allowance for uncollectible accounts	10,861	566
Minority interest	(2,008)	(111)
Other operating noncash gains (losses)	612	(130)
Changes in operating assets and liabilities:
Accounts receivable from related parties	4,635	(10,483)
Prepaid expenses and other assets	(24,395)	(34,763)
Accounts payable and accrued expenses	(31,103)	3,101
Other liabilities	(5,186)	3,195

Net cash used in operating activities	(34,120)	(9,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,359)	(2,515)
Tenant improvements and capital expenditures	(2,958)	—
Purchases of marketable equity securities	(505)	(23,774)
Proceeds from sale of marketable equity securities	2,653	21,680
Advances to related parties	(10,169)	(8,545)
Proceeds from repayment of advances to related parties	22,543	44,089
Payments to related parties	(2,217)	(1,012)
Origination of notes receivable from related parties	(15,100)	(22,900)
Repayment of notes receivable from related parties	13,600	30,700
Investments in unconsolidated real estate	(673)	(5,048)
Distributions of capital from unconsolidated real estate	603	59
Acquisition of properties	(111,690)	(503,222)
Proceeds from sale of properties held for sale	—	100,456
Real estate deposits and pre-acquisition costs	(56,568)	(66,088)
Proceeds from collection of real estate deposits and pre-acquisition costs	81,851	76,967
Restricted cash	15,270	(18,493)

Net cash used in investing activities	(66,719)	(377,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	55,000	—
Borrowings on notes payable and capital lease obligations	—	56,502
Repayments of notes payable and capital leases obligations	(43,273)	(4,698)
Proceeds from issuance of participating notes	—	6,014
Other financing costs	52	840
Borrowings on notes payable of properties held for sale	94,149	305,769
Repayments of notes payable of properties held for sale	(12,946)	(34,465)
Deferred financing costs	(2,693)	(959)
Net proceeds from the issuance of common stock	314	—
Repurchase of common stock	(1,840)	—
Dividends paid to common stockholders	(15,129)	(9,611)
Contributions from minority interests	15,323	19,165
Distributions to minority interests	(3,020)	(1,328)

Net cash provided by financing activities	85,937	337,229

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,902)	(50,351)
Cash and cash equivalents — Beginning of period	49,328	102,226

Cash and cash equivalents — End of period	$34,426	$51,875

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends accrued	$—	$3,931

Deconsolidation of assets held by variable interest entities	$243,398	$149,772

Deconsolidation of liabilities held by variable interest entities	$198,409	$108,158

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

In certain instances throughout this Interim Report phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, the Company prior to the stock merger (the “Merger”) on December 7, 2007, of Grubb & Ellis Company (the “Company”), with NNN Realty Advisors, Inc. (“NNN”). Similarly, in certain instances throughout this interim report the term NNN, “legacy NNN,” or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

Upon the closing of the Merger, a change of control of the Company occurred, as the former stockholders of legacy NNN acquired approximately 60% of the Company’s issued and outstanding common stock. Pursuant to the Merger, each issued and outstanding share of legacy NNN automatically converted into 0.88 of a share of common stock of the Company. Based on accounting principles generally accepted in the United States of America (“GAAP”), the Merger was accounted for using the purchase method of accounting. The Merger was structured as a reverse merger, therefore legacy NNN is considered the accounting acquirer of legacy Grubb & Ellis. As a consequence, the operating results for the three and nine months ended September 30, 2008 reflect the consolidated results of the newly merged company while the three and nine months ended September 30, 2007 include solely the operating results of legacy NNN.

Unless otherwise indicated, all pre-merger NNN share data has been adjusted to reflect the conversion as a result of the Merger.

NNN is a real estate investment management company and sponsor of tax deferred tenant-in-common (“TIC”) 1031 property exchanges as well as a sponsor of public non-traded real estate investment trusts (“REITs”) and other investment programs. Pursuant to the Merger, the Company now sponsors real estate investment programs under the Grubb & Ellis brand, Grubb & Ellis Realty Investors, LLC (“GERI”) (formerly Triple Net Properties, LLC). GERI raises capital for these programs through an extensive network of broker-dealer relationships. GERI structures, acquires, manages and disposes of real estate for these programs, earning fees for each of these services. Additionally, GERI continues to offer full-service real estate asset management services.

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be achieved in future periods.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Grubb & Ellis Company and its consolidated subsidiaries (collectively, the “Company”), and are prepared in accordance with GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Use of Estimates

The financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash

Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties.

Reclassifications

Certain reclassifications have been made to prior year and prior interim period amounts in order to conform to the current period presentation. These reclassifications have no effect on reported net income.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial statements since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP SFAS 142-3”). FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141R. FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will adopt FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a material impact on the consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which will apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial statements.

2.	MARKETABLE SECURITIES

In accordance with the provisions of the FSP, the Company has partially applied the provisions of SFAS No. 157 only to its financial assets recorded at fair value, which consist of available-for-sale marketable securities. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets, while other levels use observable market data or internally-developed valuation models. The valuation of the Company’s available-for-sale marketable securities is based on quoted prices in active markets for identical securities.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The historical cost and estimated fair market value of the available-for-sale marketable securities held by the Company are as follows:

As of December 31, 2007
		Gross		Fair
	Historical	Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value

Equity securities	$4,440	$—	$(1,355)	$3,085

Sales of marketable equity securities resulted in realized losses of approximately $200,000 and $1.8 million during the three and nine months ended September 30, 2008, respectively. The Company recognized $1.6 million of these losses during the six months ended June 30, 2008, prior to the sale of the securities, as the Company believed that the decline in the value of these securities was other than temporary. Sales of marketable equity securities resulted in realized losses of approximately $700,000 during the three months ended September 30, 2007 and realized gains of approximately $411,000 during the nine months ended September 30, 2007.

Investments in Limited Partnerships

The Company, through its subsidiary, Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”), serves as the general partner and investment advisor to six hedge fund limited partnerships, five of which are required to be consolidated: Grubb & Ellis AGA Realty Income Fund, LP, AGA Strategic Realty Fund, L.P., AGA Global Realty Fund LP and AGA Realty Income Partners LP and one mutual fund which is required to be consolidated, Grubb & Ellis Realty Income Fund.

For the three and nine months ended September 30, 2008, Alesco had investment losses of approximately $325,000 and $1.6 million, respectively, which are reflected in minority interest in loss of consolidated entities on the statement of operations. Alesco earned approximately $99,000 of management fees based on ownership interest under the agreements. As of September 30, 2008, these limited partnerships had assets of approximately $4.9 million, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.

The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of September 30, 2008				As of December 31, 2007
		Gross		Fair				Fair
	Historical	Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Equity securities	$5,548	$72	$(705)	$4,915	$7,250	$134	$(1,417)	$5,967

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2008				September 30, 2008
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total

Equity securities	$108	$(568)	$212	$(248)	$237	$(2,172)	$622	$(1,313)
Less investment expenses	(77)	—	—	(77)	(244)			(244)

	$31	$(568)	$212	$(325)	$(7)	$(2,172)	$622	$(1,557)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3.	RELATED PARTIES

Related party balances are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007

Accrued property management fees	$20,268	$19,574
Accrued lease commissions	8,302	9,945
Other accrued fees	4,351	4,432
Other receivables	3,328	3,927
Accrued asset management fees	2,033	1,206
Accounts receivable from sponsored REITs	5,429	4,796
Accrued real estate acquisition fees	87	87

Total	43,798	43,967
Allowance for uncollectible receivables	(11,227)	(1,032)

Accounts receivable from related parties — net	32,571	42,935
Less portion classified as current	(25,403)	(32,575)

Non-current portion	$7,168	$10,360

Advances to Related Parties

The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, generally have payment terms of one year or less, and bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007

Advances to properties of related parties	$15,519	$10,166
Advances to related parties	2,413	2,434

Total	17,932	12,600
Allowance for uncollectible advances	(1,565)	(1,839)

Advances to related parties — net	16,367	10,761
Less portion classified as current	(8,634)	(7,010)

Non-current portion	$7,733	$3,751

As of December 31, 2007, advances to a program 30.0% owned and solely managed by Anthony W. Thompson, the Company’s former Chairman, who subsequently resigned in February 2008 but remains a substantial stockholder of the Company, totaled $1.0 million including accrued interest. These amounts were repaid in full during the nine months ended September 30, 2008 and as of September 30, 2008 there were no outstanding advances related to this program. However, as of September 30, 2008, accounts receivable totaling $321,000 is due from this program. On November 4, 2008, the Company made a formal written demand to Mr. Thompson for these monies.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2008, advances to a program 40.0% owned and, as of April 1, 2008, solely managed by Mr. Thompson totaled $963,000, which includes $41,000 in accrued interest. As of September 30, 2008, the total outstanding balance of $963,000 was past due. On November 4, 2008 the Company made a formal written demand to Mr. Thompson for these monies.

Notes Receivable From Related Party

In December 2007, the Company advanced $10.0 million to Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”) on an unsecured basis. The unsecured note required monthly interest-only payments which began on January 1, 2008. The balance owed to the Company as of December 31, 2007 which consisted of $7.6 million in principal was repaid in full in the first quarter of 2008.

In June 2008, the Company advanced $3.7 million and $6.0 million to Apartment REIT and Grubb & Ellis Healthcare REIT, Inc. (“Healthcare REIT”), respectively, on an unsecured basis. The unsecured note for Apartment REIT originally had a maturity date of December 27, 2008 and bore interest at a fixed rate of 4.95% per annum. Effective November 10, 2008, the Company extended the maturity date to May 10, 2009 and adjusted the interest rate to a fixed rate of 5.26% per annum. The unsecured note for Healthcare REIT, Inc. matures on December 30, 2008 and bears interest at a fixed rate of 4.96% per annum. Both notes require monthly interest-only payments beginning on August 1, 2008 and provide for a default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate. Healthcare REIT repaid in full the $6.0 million note in the third quarter of 2008. In September 2008, the Company advanced an additional $5.4 million to Apartment REIT on an unsecured basis. The unsecured note matures on March 15, 2009 and bears interest at a fixed rate of 4.99% per annum. The note requires monthly interest-only payments beginning on October 1, 2008 and provides for a default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate. As of September 30, 2008, the balance owed by Apartment REIT to the Company on the two unsecured notes totals $9.1 million in principal with no interest outstanding.

4.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE

As of September 30, 2008, the Company held investments in five joint ventures totaling $5.2 million, which represent a range of 5.0% to 10.0% ownership interest in each property. The remaining amounts within investments in unconsolidated real estate are related to various LLCs, which represent ownership interests of less than 1.0%.

Legacy Grubb & Ellis owned approximately 5.7 million shares of common stock of Grubb & Ellis Realty Advisors, Inc. (“GERA”), which was a publicly traded special purpose acquisition company, which represented approximately 19% of the outstanding common stock. Legacy Grubb & Ellis also owned approximately 4.6 million GERA warrants which were exercisable into additional GERA common stock, subject to certain conditions. As part of the Merger, the Company recorded each of these investments at fair value on December 7, 2007, the date they were acquired, at a total investment of approximately $4.5 million.

All of the officers of GERA were also officers or directors of legacy Grubb & Ellis, although such persons did not receive any compensation from GERA in their capacity as officers of GERA. Due to the Company’s ownership position and influence over the operating and financial decisions of GERA, the Company’s investment in GERA was accounted for within the Company’s consolidated financial statements under the equity method of accounting. The Company’s combined carrying value of these GERA investments as of December 31, 2007, totaled approximately $4.1 million, net of an unrealized loss, and was included in investments in unconsolidated real estate in the Company’s consolidated balance sheet as of that date.

On February 28, 2008, a special meeting of the stockholders of GERA was held to vote on, among other things, a proposed transaction with the Company. GERA failed to obtain the requisite consents of its stockholders to approve the proposed business transaction and at a subsequent special meeting of the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

stockholders of GERA held on April 14, 2008, the stockholders of GERA approved the dissolution and plan of liquidation of GERA. The Company did not receive any funds or other assets as a result of GERA’s dissolution and liquidation.

As a consequence, the Company wrote off its investment in GERA and other advances to that entity in the first quarter of 2008 and recognized a loss of approximately $5.8 million which is recorded in equity in losses on the consolidated statement of operations and is comprised of $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs, which included an unrealized loss previously reflected in accumulated other comprehensive loss. See Note 5 of Notes to Consolidated Financial Statements for additional disclosure related to the three commercial properties that were subject to this proposed transaction with GERA.

5.	PROPERTIES HELD FOR INVESTMENT

A summary of the balance sheet information for properties held for investment is as follows:

		September 30,	December 31,
(In thousands)	Useful Life	2008	2007

Building and capital improvements	39 years	$168,965	$212,007
Accumulated depreciation		(11,630)	(3,896)

Total		157,335	208,111
Land		26,311	26,311

Properties held for investment — net		$183,646	$234,422

The Company recognized approximately $2.4 million and $1.2 million of depreciation expense related to the properties held for investment for the three months ended September 30, 2008 and 2007, respectively, and approximately $8.0 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements as of September 30, 2008. The Company has a covenant within its credit agreement which requires the sale of certain of these assets before March 31, 2009, and the recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this resulted in an assessment of the value of the assets given this reduced potential ownership hold period. This valuation review resulted in the Company recognizing an impairment charge of approximately $45.8 million against the carrying value of the properties as of September 30, 2008, which is recorded separately on the statement of operations.

On October 31, 2008, the Company entered into an agreement to sell the Danbury Corporate Center located at 39 Old Ridgebury Road, Danbury, Connecticut, to an unaffiliated entity for a purchase price of $76,000,000. Per the terms of the agreement, the Company received an initial deposit of $1.25 million from the purchaser upon the execution of the agreement. The Company is scheduled to receive an additional $5.0 million upon successful completion by the purchaser of an inspection period on or before January 8, 2009. If such inspection and other customary closing conditions are met, the closing of the property sale is expected to occur on or before March 2, 2009.

As of December 31, 2007 the Company had classified certain properties it owned, as held for sale to its then affiliated entity, GERA. At that time, and through March 31, 2008, the Company had a binding agreement to sell the properties to GERA, subject to obtaining the requisite consents from the stockholders of GERA. Such consents were not obtained at a special meeting of GERA’s stockholders on February 28, 2008,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and thereafter, the Company had been involved in various negotiations to market these properties for potential sale or joint venture, subject to establishing an appropriate structure for such sale. The contraction of the real estate capital markets in the second quarter of 2008 impacted the Company’s ability to continue to pursue such courses of action and, as a result, these assets no longer qualified for held for sale treatment. As a result, the Company reclassified these assets as properties held for investment in its financial statements as of June 30, 2008. Such treatment also resulted in the Company reclassifying certain other amounts which had been recorded within properties held for sale in the Company’s December 31, 2007 financial statements and recognizing additional catch-up depreciation and amortization relating to the periods the Company had classified the properties as held for sale totaling approximately $8.9 million during the three months ended June 30, 2008.

The following is a summary of the presentation of the December 31, 2007 balance sheet included in the Company’s Annual Report on Form 10-K filed on March 17, 2008 compared to the December 31, 2007 balance sheet included in this Form 10-Q:

	As Filed in	As Presented in
(In thousands)	Form 10-K	Form 10-Q

Restricted cash	$27,325	$69,098
Properties held for sale including investments in unconsolidated real estate — net	219,622	98,206
Identified intangible assets and other assets held for sale — net	65,742	23,569
Properties held for investment — net	134,894	234,422
Identified intangible assets — net	119,060	145,427
Other assets — net	3,281	16,858
Notes payable of properties held for sale including investments in unconsolidated real estate	211,520	91,020
Liabilities of properties held for sale — net	9,829	902
Notes payable and capital lease obligations	107,754	228,254
Other long-term liabilities	7,088	30,421

6.	BUSINESS COMBINATIONS AND GOODWILL

Merger of Grubb & Ellis Company with NNN Realty Advisors, Inc.

On December 7, 2007, the Company effected the Merger.

Under the purchase method of accounting, the Merger consideration of $172.2 million was determined based on the fair value of the Company’s common stock and vested options outstanding at the Merger date.

As part of its Merger transition, the Company recently completed its personnel reorganization plan, and recorded additional severance liabilities totaling approximately $400,000 and $2.3 million during the three and nine months ended September 30, 2008, respectively, which increased the goodwill recorded from the acquisition. These liabilities relate primarily to severance and other benefits to be paid to involuntarily terminated employees of the acquired company. Such liabilities, totaling approximately $7.4 million, have been recorded related to the personnel reorganization plan, of which approximately $5.2 million has been paid to terminated employees as of September 30, 2008. As a result of the Merger, approximately $109.4 million has been recorded to goodwill as of September 30, 2008.

Prior to the Merger, legacy NNN also acquired two smaller companies during 2007, NNN/ROC Apartment Holdings, LLC and Alesco, for purchase price cash consideration aggregating approximately $4.7 million, of which $500,000 was recorded to goodwill.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

	Unaudited Pro Forma	Unaudited Pro Forma
	Results for the	Results for the
	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	September 30, 2007	September 30, 2007

Revenue	$178,110	$516,628
Income from continuing operations	$7,333	$11,456
Net income	$7,280	$11,368
Basic earnings per share	$0.17	$0.27
Weighted average shares outstanding for basic earnings per share	41,943	41,943
Diluted earnings per share	$0.17	$0.27
Weighted average shares outstanding for diluted earnings per share	42,127	42,057

7.	PROPERTY ACQUISITIONS

During the nine months ended September 30, 2008, the Company completed the acquisition of two office properties and two multifamily residential properties on behalf of TIC sponsored programs, all of which were sold to the respective programs during the same period. Additionally, the Company acquired an interest in one office property which is a TIC sponsored program, which was classified as property held for sale upon acquisition and continues to be classified as such as of September 30, 2008. The aggregate purchase price including the closing costs of these five properties was $111.7 million, of which $70.0 million was financed with mortgage debt.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

		September 30,	December 31,
(In thousands)	Useful Life	2008	2007

Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$20,538	$20,538
Accumulated amortization — contract rights		(4,700)	(3,521)

Contract rights, net		15,838	17,017

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,436	5,579
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	300	300
Other contract rights	5 to 7 years	1,418	1,418
Non-compete and employment agreements	3 to 4 years	97	597

		88,151	88,794
Accumulated amortization		(2,975)	(338)

Other identified intangible assets, net		85,176	88,456

Identified intangible assets — properties
In place leases and tenant relationships	35 to 95 months	34,647	35,923
Above market leases	1 to 24 months	7,653	7,653

		42,300	43,576
Accumulated amortization — properties		(9,473)	(3,622)

Identified intangible assets, net — properties		32,827	39,954

Total identified intangible assets, net		$133,841	$145,427

Amortization expense recorded for contract rights was approximately $193,000 and $799,000 for the three months ended September, 2008 and 2007, respectively, and approximately $1.2 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense was charged as a reduction to investment management revenue in each respective period. The amortization of the contract rights for intangible assets will be applied based on the net relative value of disposition fees realized when the properties are sold.

Amortization expense recorded for the other identified intangible assets was approximately $869,000 and $57,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$2.6 million and $57,000 for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.

Amortization expense recorded for in place leases and tenant relationships was approximately $2.8 million and $976,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $5.9 million and $1.0 million, for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.

Amortization expense recorded for the above market leases was approximately $132,000 and $166,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $1.2 million and $181,000 for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense was charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007

Accrued liabilities	$14,708	$14,985
Salaries and related costs	15,751	16,028
Accounts payable	8,125	10,961
Broker commissions	9,250	26,597
Dividends	—	1,733
Severance	4,020	4,965
Bonuses	3,783	14,934
Property management fees and commissions due to third parties	3,373	4,909
Interest	1,234	1,431
Other	1,378	4,324

Total	$61,622	$100,867

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007

Mortgage debt payable to various financial institutions for real estate held for investment, with variable interest rates based on London Interbank Offered Rate (“LIBOR”) and include an interest rate cap for LIBOR at 6.00% (interest rates ranging from 4.99% to 5.99% per annum as of September 30, 2008). The notes require monthly interest-only payments and mature in July 2009 and have automatic one-year extension options	$107,539	$120,500
Mortgage debt payable to various financial institutions for real estate held for investment. Fixed interest rates range from 5.95% to 6.32% per annum. The notes mature at various dates through November 2018. As of September 30, 2008, all notes require monthly interest-only payments	107,000	107,000
Mezzanine debt payable to various financial institutions, with variable interest rates based on LIBOR (ranging from 11.31% to 12.00% per annum as of December 31, 2007), required monthly interest-only payments. These debts were paid in full during the first and second quarters of 2008	—	30,000
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest payments are due quarterly	315	411
Capital leases obligations	626	790

Total	215,480	258,701
Less portion classified as current	(453)	(30,447)

Non-current portion	$215,027	$228,254

GERI historically had entered into several interest rate lock agreements with commercial banks. All rate locks were cancelled and all deposits in connection with these agreements were refunded to the Company in April 2008.

The Company restructured the financing of two properties through amendments to the mortgage note in July 2008. The amendments allowed the Company to use pre-funded reserves of approximately $13.0 million to reduce the outstanding balance of the mortgage note payable on the properties. In connection with the amendments, the LIBOR margin was changed to 3.50% from 2.50%, the cross collateralization provisions of the mortgages were removed and several minor covenants were revised.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11.	NOTES PAYABLE OF PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED REAL ESTATE

Notes payable of properties held for sale including investments in unconsolidated real estate consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007

Mortgage debt payable to a financial institution with a variable interest rate based on LIBOR (interest rate of approximately 5.50% per annum as of September 30, 2008). The note requires monthly interest-only payments and quarterly principal payments of $125,000 on each of December 31, 2008, March 31, 2009 and June 30, 2009 and matures on September 30, 2009	$1,000	$—
Mezzanine debt payable to an entity managed by an affiliate, with a fixed rate of interest of 12.00%. Principal and interest payments are due on the maturity date which is 90 days from each advance. The advances mature at various dates through December 2008	9,656	—
Mortgage debt payable to various financial institutions for real estate held for sale. Fixed interest rates range from 6.14% to 6.79% per annum. The notes were scheduled to mature at various dates through January 2018. As of December 31, 2007, all notes required monthly interest-only payments (paid in full in 2008)	—	72,230
Mezzanine debt payable to various financial institutions for real estate held for sale, fixed and variable interest rates range from 6.86% to 10.23% per annum. The notes were scheduled to mature at various dates through December 2008. As of December 31, 2007, all notes required monthly interest-only payments (paid in full in 2008)	—	18,790

Total	$10,656	$91,020

12.	LINE OF CREDIT

The Company’s Line of Credit (as defined below) is secured by substantially all of the Company’s assets and requires the Company to meet certain minimum loan to value, debt service coverage and performance covenants, including the timely payment of interest. The outstanding balance on the Line of Credit was $63.0 million and $8.0 million as of September 30, 2008 and December 31, 2007, respectively, and carried a weighted average interest rate of 5.63% and 7.75%, respectively.

On November 4, 2008, the Company amended (the “Second Letter Amendment”) its $75 million senior secured revolving credit facility revising certain terms of that certain Second Amended and Restated Credit Agreement dated as of December 7, 2007, as amended (the “Credit Facility” or “Line of Credit”). The effective date of the Second Letter Amendment is September 30, 2008.

The Second Letter Amendment, among other things, a) modifies the amount available under the Credit Facility from $75,000,000 to $50,000,000 by providing that no advances or letters of credit shall be made available to the Company after September 30, 2008 until such time as borrowings have been reduced to less than $50,000,000; b) provides that 100% of any net cash proceeds from the sale of certain real estate assets that have to be sold by the Company shall permanently reduce the Revolving Credit Commitments, provided that the Revolving Credit Commitments shall not be reduced to less than $50,000,000 by reason of the operation of such sale; and c) modifies the interest rate incurred on borrowings by increasing the applicable margins by 100 basis points and by providing for an interest rate floor for any prime rate related borrowings.

Additionally, the Second Letter Amendment, among other things, modifies restrictions on guarantees of primary obligations from $125,000,000 to $50,000,000, modifies select financial covenants to reflect the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

impact of the current economic environment on the Company’s financial performance, amends certain restrictions on payments by deleting any dividend/share repurchase limitations and modifies the reporting requirements of the Company with respect to real property owned or held.

As of September 30, 2008, the Company was not in compliance with certain of its financials covenants related to EBITDA performance. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Debt /EBITDA ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 3.75:1.00 to 5.50:1.00, while the Debt /EBITDA Ratio for the quarters ending March 31, 2009 and thereafter remain at 3.50:1.00. The Interest Coverage Ratio for the quarters ending September 30, 2008, December 31, 2008 and March 31, 2009 were amended from 3.50:1.00 to 3.25:1.00, while the Interest Coverage Ratio for the quarters ended June 30, 2009 and September 30, 2009 remained unchanged at 3.50:1.00 and for the quarters ended December 31, 2009 and thereafter remained unchanged at 4.00:1.00. The Recourse Debt/Core EBITDA Ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 2.25:1.00 to 4.25:1.00, while the Recourse Debt/Core EBITDA Ratio for the quarters thereafter remained unchanged at 2.25:1.00. The Core EBITDA to be maintained by the Company at all times was reduced from $60.0 million to $30.0 million and the Minimum Liquidity to be maintained by the Company at all times was reduced from $25.0 million to $15.0 million. As a result of the Second Letter Amendment the Company is in compliance with all debt covenants as of September 30, 2008. However, due to the current economic and business environment, the Company has limited visibility to future performance and there is uncertainty as to the Company’s ability to meet the covenants over the next twelve months. Therefore, the Line of Credit has been classified as a current liability as of September 30, 2008.

13.	SEGMENT DISCLOSURE

In conjunction with the Merger, management re-evaluated its reportable segments and determined that the Company’s reportable segments consist of Transaction Services, Investment Management, and Management Services. The Company’s Investment Management segment includes all of NNN’s historical business and, therefore, all historical data has been conformed to reflect the reportable segments as a combined company.

Transaction Services — Transaction Services advises buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes the Company’s national accounts group and national affiliate program operations.

Investment Management — Investment Management includes services for acquisition, financing and disposition with respect to the Company’s investment programs, asset management services related to the Company’s programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its investment programs.

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

	Transaction	Investment	Management
Three Months Ended September 30, 2008	Services	Management	Services	Total
(In thousands)

Revenue	$57,502	$25,035	$63,479	$146,016
Compensation costs	51,509	12,440	54,925	118,874
General and administrative	12,683	24,459	3,121	40,263

Segment operating (loss) income	$(6,690)	$(11,864)	$5,433	$(13,121)

	Transaction	Investment	Management
Three Months Ended September 30, 2007	Services	Management	Services	Total
(In thousands)

Revenue	$—	$40,137	$—	$40,137
Compensation costs	—	17,142	—	17,142
General and administrative	—	10,049	—	10,049

Segment operating income	$—	$12,946	$—	$12,946

	Transaction	Investment	Management
Nine Months Ended September 30, 2008	Services	Management	Services	Total
(In thousands)

Revenue	$173,191	$86,561	$185,855	$445,607
Compensation costs	156,573	35,062	168,218	359,853
General and administrative	36,851	38,997	8,551	84,399

Segment operating (loss) income	$(20,233)	$12,502	$9,086	$1,355

Segment assets	$138,652	$250,176	$53,583	$442,411

	Transaction	Investment	Management
Nine Months Ended September 30, 2007	Services	Management	Services	Total
(In thousands)

Revenue	$—	$110,603	$—	$110,603
Compensation costs	—	45,043	—	45,043
General and administrative	—	29,769	—	29,769

Segment operating income	$—	$35,791	$—	$35,791

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation between segment operating income to consolidated net (loss) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Reconciliation to consolidated net (loss) income:
Total segment operating (loss) income	$(13,121)	$12,946	$1,355	$35,791
Non-segment:
Rental operations, net	5,577	1,878	14,888	3,882
Other operating expenses	(61,744)	(8,352)	(97,903)	(12,904)
Other (expense) income	(393)	(303)	(9,362)	2,555
Minority interest in loss of consolidated entities	703	155	2,008	111
Income tax benefit (provision)	25,346	(2,039)	34,434	(11,423)
Loss from discontinued operations	(384)	(232)	(419)	(88)

Net (loss) income	$(44,016)	$4,053	$(54,999)	$17,924

Reconciliation of segment assets to consolidated balance sheets:

	September 30,	December 31,
(In thousands)	2008	2007

Segment assets	$442,411	$636,315
Corporate assets	310,851	340,125

Total assets	$753,262	$976,440

14.	PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AND DISCONTINUED OPERATIONS

A summary of the properties and related LLC’s held for sale balance sheet information is as follows:

	September 30,	December 31,
(In thousands)	2008	2007

Restricted cash	$116	$13,223
Properties held for sale including investments in unconsolidated real estate	17,570	98,206
Identified intangible assets and other assets	2,155	23,569
Other assets	137	606

Total assets	$19,978	$135,604

Notes payable of properties held for sale including investments in unconsolidated real estate	$10,656	$91,020
Liabilities of properties held for sale	72	902
Other liabilities	1,870	4,850

Total liabilities	$12,598	$96,722

The investments in unconsolidated real estate held for sale represent the Company’s interest in certain real estate properties that it holds through various limited liability companies. In accordance with SFAS No. 66, Accounting for Sales of Real Estate, and Emerging Issues Task Force 98-8, the Company treats the disposition of these interests similar to the disposition of real estate it holds directly.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

During the nine months ended September 30, 2008, the Company sold interests in certain real estate properties that it holds through various limited liability companies resulting in a decrease of approximately $185.0 million in properties held for sale including investments in unconsolidated real estate. These non-cash transactions concurrently resulted in a decrease in restricted cash of approximately $20.4 million, a decrease in identified intangible assets and other assets held for sale of approximately $38.0 million, a decrease in accounts payable and accrued expenses of $8.8 million, a decrease in notes payable of properties held for sale including investments in unconsolidated real estate of approximately $161.6 million, a decrease in minority interest liability of approximately $26.7 million, a decrease in other liabilities of approximately $1.3 million and an increase in proceeds from related parties of approximately $45.0 million.

During the nine months ended September 30, 2007, the Company sold interests in certain real estate properties that it holds through various limited liability companies resulting in an increase of approximately $2.5 million in investments in unconsolidated real estate. These non-cash transactions concurrently resulted in a decrease in properties held for sale including investments in unconsolidated real estate of approximately $137.7 million, a decrease in identified intangible assets and other assets held for sale of approximately $14.5 million, a decrease in notes payable of properties held for sale including investments in unconsolidated real estate of approximately $98.2 million, a decrease in minority interest liability of approximately $7.4 million, a decrease in other liabilities of approximately $2.5 million and an increase in proceeds from related parties of approximately $41.6 million.

In instances when the Company expects to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties held for sale continue to be fully recorded within the continuing operations of the Company through the date of sale.

The net results of discontinued operations and the net gain on dispositions of properties sold or classified as held for sale as of September 30, 2008, in which the Company has no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. The Company will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.

The following table summarizes the income and expense components that comprised discontinued operations, net of taxes, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Rental income	$149	$1,864	$2,275	$7,273
Rental expense	(211)	(624)	(1,456)	(3,067)
Interest expense (including amortization of deferred financing costs)	(136)	(1,813)	(1,419)	(5,004)
Tax benefit	—	157	—	320

Loss from discontinued operations-net of taxes	(198)	(416)	(600)	(478)
(Loss) gain on disposal of discontinued operations-net of taxes	(186)	184	181	390

Total loss from discontinued operations	$(384)	$(232)	$(419)	$(88)

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which the Company acts as a

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.

Rent expense under these operating leases was approximately $5.8 million and $758,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $17.4 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Operating Leases — Other — The Company is a master lessee of seven multifamily properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases was approximately $2.4 million and $3.1 million for three months ended September 30, 2008 and 2007, respectively, and approximately $7.0 million and $5.5 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $4.2 million and $6.2 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $12.4 million and $10.7 million for the nine months ended September 30, 2008 and 2007, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum receivable related to these leases.

Capital Lease Obligations — The Company leases computers, copiers and postage equipment that are accounted for as capital leases (see Note 10 of the Notes to Consolidated Financial Statements for additional information).

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

Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of September 30, 2008, there were 149 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.7 billion as of September 30, 2008. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion as of December 31, 2007.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company’s guarantees consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(In thousands)	2008	2007

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,379,421	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	107,000	221,430
Guarantees of the Company’s mezzanine debt	—	48,790
Recourse guarantees of debt of properties under management	38,219	47,399
Recourse guarantees of the Company’s debt	11,000	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Interpretation No. 45. During the third quarter of 2008, the Company recorded a $5.3 million charge as a result of an expected loss on the sale of a property under management for which the Company has a recourse obligation. Any other such liabilities were insignificant as of September 30, 2008 and December 31, 2007.

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

Real Estate Licensing Issues — Although Triple Net Properties Realty, Inc. (“Realty”), which became a subsidiary of the Company as part of the merger with NNN, was required to have real estate licenses in all of the states in which it acted as a broker for NNN’s programs and received real estate commissions prior to 2007, Realty did not hold a license in certain of those states when it earned fees for those services. In addition, almost all of GERI’s revenue was based on an arrangement with Realty to share fees from NNN’s programs. GERI did not hold a real estate license in any state, although most states in which properties of the NNN’s programs were located may have required GERI to hold a license. As a result, Realty and the Company may be subject to penalties, such as fines (which could be a multiple of the amount received), restitution payments and termination of management agreements, and to the suspension or revocation of certain of Realty’s real estate broker licenses. To date there have been no claims, and the Company cannot assess or estimate whether it will incur any losses as a result of the foregoing.

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

16.	EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed using

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the weighted-average number of common shares outstanding during the period less unvested restricted shares. Diluted earnings (loss) per share is computed using the weighted-average number of common and common equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.

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

Unless otherwise indicated, all pre-merger NNN share data has been adjusted to reflect the 0.88 conversion as a result of the Merger.

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2008		2007		2008		2007

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average number of common shares outstanding	63,601		41,943	(1)	63,574		41,943	(1)
Effect of dilutive securities:
Non-vested restricted stock and stock options	—	(2)	184	(1)	—	(2)	114	(1)

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	63,601		42,127		63,574		42,057

(1)	Shares of NNN’s common stock as of September 30, 2007, are converted to the Company’s common shares outstanding by applying December 7, 2007 merger exchange ratio for earnings per share disclosure purposes.

(2)	Outstanding non-vested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 2.5 million as of September 30, 2008. These shares were not included in the computation of diluted earnings per share because an operating loss was reported.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

17.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Net (loss) income	$(44,016)	$4,053	$(54,999)	$17,924
Other comprehensive (loss) income:
Net unrealized gain (loss) on investments, net of taxes	66	(151)	706	(394)
Elimination of net unrealized loss on investments, net of taxes	120	—	120	—
Elimination of net unrealized loss on investment in GERA warrants	—	—	223	—

Total comprehensive (loss) income	$(43,830)	$3,902	$(53,950)	$17,530

18.	OTHER RELATED PARTY TRANSACTIONS

Due to Related Parties — The Company, through its consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC, and Grubb & Ellis Healthcare REIT Advisor, LLC, bears certain general and administrative expenses in its capacity as advisor of Apartment REIT and Healthcare REIT, respectively, and is reimbursed for these expenses. However, Apartment REIT and Healthcare REIT will not reimburse the Company for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts are expensed by the Company.

The Company also pays for the organizational, offering and related expenses on behalf of Apartment REIT and Healthcare REIT. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT in connection with their offerings. These expenses only become the liability of Apartment REIT and Healthcare REIT to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of the offering. As of September 30, 2008, the Company has incurred expenses of $3.5 million and $0, in excess of 11.5% of the gross proceeds of the Apartment REIT and Healthcare REIT offerings, respectively. As of September 30, 2008, the Company has recorded an allowance for bad debt of approximately $2.8 million related to the Apartment REIT offering costs incurred as the Company believes that such amounts will not be reimbursed.

Management Fees — The Company provides both transaction and management services to parties which are related to an affiliate of a principal stockholder and director of the Company (collectively, “Kojaian Companies”). In addition, the Company also pays asset management fees to the Kojaian Companies related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, was $2.1 million and $5.6 million for the three and nine months ended September 30, 2008, respectively. No such services were rendered in the nine months ended September 30, 2007.

Other Related Parties — GERI, which is wholly owned by the Company, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Grubb & Ellis Apartment

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of September 30, 2008, Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. As of December 31, 2007, each of Scott D. Peters, the Company’s former Chief Executive Officer and President, and Andrea R. Biller owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Apartment Management LLC tendered settlement for the purchase of the 18.0% equity interest in Grubb & Ellis Apartment Management LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Apartment Management, LLC increased from 64.0% to 82.0% after giving effect to this purchase from Mr. Peters. As of September 30, 2008 and December 31, 2007, Stanley J. Olander, the Company’s Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of September 30, 2008, each of Ms. Biller and Mr. Hanson, the Company’s Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC. As of December 31, 2007, each of Mr. Peters, Ms. Biller and Mr. Hanson owned an equity interest of 18.0% in Grubb & Ellis Healthcare Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Healthcare Management, LLC tendered settlement for the purchase of 18.0% equity interest in Grubb & Ellis Healthcare Management, LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Healthcare Management, LLC increased from 46.0% to 64.0% after giving effect to this purchase from Mr. Peters.

Anthony W. Thompson, former Chairman of the Company and NNN, as a special member, was entitled to receive up to $175,000 annually in compensation from each of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC. Effective February 8, 2008, upon his resignation as Chairman, he was no longer a special member. As part of his resignation, the Company has agreed to continue to pay him up to an aggregate of $569,000 through the initial offering periods related to Apartment REIT, Inc. and Healthcare REIT, Inc., of which $394,000 remains outstanding as of as of September 30, 2008.

In connection with his resignation on July 10, 2008, Mr. Peters is no longer a member of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC.

The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes distributions of $131,000 and $131,000, respectively, earned by Mr. Thompson, $85,000 and $64,000, respectively, earned by Mr. Peters and $122,000 and $64,000, respectively, earned by Ms. Biller for the nine months ended September 30, 2008 and 2007, respectively. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions of $131,000 and $131,000, respectively, earned by Mr. Thompson, $387,000 and $263,000, respectively, earned by Mr. Peters and $491,000 and $263,000, respectively, earned by each of Ms. Biller and Mr. Hanson for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and December 31, 2007, the remaining 82.0% and 64.0%, respectively, equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 64.0% and 46.0%, respectively,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis. Grubb & Ellis Apartment Management, LLC incurred expenses of $338,000 and $227,000 for the nine months ended September 30, 2008 and 2007, respectively, and Grubb & Ellis Healthcare Management, LLC incurred expenses of $1,227,000 and $672,000 for the nine months ended September 30, 2008 and 2007, respectively, to other Company employees, which was included in compensation expense in the consolidated statement of operations.

G REIT, Inc. agreed to pay Mr. Peters and Ms. Biller, retention bonuses in connection with its stockholder approved liquidation of $50,000 and $25,000, respectively, upon the filing of each of G REIT’s annual and quarterly reports with the SEC during the period of the liquidation process, beginning with the annual report for the year ending December 31, 2005. These retention bonuses were agreed to by the independent directors of G REIT and approved by the stockholders of G REIT in connection with G REIT’s stockholder approved liquidation. As of December 31, 2007, Mr. Peters and Ms. Biller received retention bonuses of $200,000 and $100,000 from G REIT, respectively. No amounts were paid during 2008. On January 28, 2008, G REIT’s remaining assets and liabilities were transferred to G REIT Liquidating Trust. Effective January 30, 2008, and March 4, 2008, respectively, Mr. Peters and Ms. Biller irrevocably waived their rights to receive all future retention bonuses from G REIT Liquidating Trust. Additionally, Mr. Peters and Ms. Biller each received a performance-based bonus of $100,000 from GERI upon the receipt by GERI of net commissions aggregating $5,000,000 or more from the sale of G REIT properties in March 2007.

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

19.	INCOME TAXES

The components of income tax (benefit) provision from continuing operations for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Current:
Federal	$1,496	$3,652	$(4,227)	$12,648
State	(282)	1,113	(958)	3,129

	1,214	4,765	(5,185)	15,777

Deferred:
Federal	(21,631)	(2,110)	(23,544)	(3,514)
State	(4,929)	(616)	(5,705)	(840)

	(26,560)	(2,726)	(29,249)	(4,354)

	$(25,346)	$2,039	$(34,434)	$11,423

The Company recorded net prepaid taxes totaling approximately $10.5 million as of September 30, 2008, comprised primarily of prepaid tax estimates.

The Company generated a federal net operating loss (“NOL”) of approximately $9.5 million for the taxable period of the acquired entity ending on the Merger date. The Company carried back $6.6 million of

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

this NOL to 2006 and claimed a refund of taxes paid of $1.7 million. The remaining NOL carryforward is subject to an annual limitation under IRC section 382 because the Merger caused a change of ownership of the Company of greater than 50.0%. The annual limitation is approximately $7.3 million. As of September 30, 2008, federal net operating loss carryforwards were available to the Company in the amount of approximately $3.5 million which expire from 2008 to 2027.

In evaluating the need for a valuation allowance as of September 30, 2008, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. Given the historical earnings of the Company, management believes that it is more likely than not that the entire federal net operating loss of $3.5 million will be used in the foreseeable near future, and therefore has recorded no valuation allowance against the related deferred tax asset. The additional deferred tax asset generated by impairment reserves recorded in the three months ended September 30, 2008 will be offset by future taxable income as the deferred tax liabilities reverse in the foreseeable near future; and therefore, no valuation allowance has been recorded against this deferred tax asset. As of the date of the Merger, the Company also had state net operating loss carryforwards totaling $3.0 million, although a substantial portion of these deferred assets were offset by a valuation allowance as the future utilization of these state NOLs is uncertain.

The differences between the total income tax (benefit) provision of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Federal income taxes at the statutory rate	$(24,171)	$1,942	$(31,155)	$9,868
State income taxes net of federal benefit	(3,343)	181	(4,380)	1,696
Credits	(402)	(57)	(177)	(191)
Non-deductible expenses	2,490	(21)	1,346	44
Other	80	(6)	(68)	6

(Benefit) provision for income taxes	$(25,346)	$2,039	$(34,434)	$11,423

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Interim Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (as defined below) in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the slowdown in the volume and the decline in the transaction values of sales and leasing transactions, (ii) the general economic downturn and recessionary pressures on business in general, (iii) a prolonged and pronounced recession in real estate markets and values, (iv) the unavailability of credit to finance real estate transactions in general, and the Company’s tenant-in-common programs in particular, (v) the reduction in borrowing capacity under the Company’s current credit facility and the additional limitations with respect thereto, (vi) the continuing ability to make interest and principal payments with respect to the Company’s credit facility, (vii) an increase in expenses related to new initiatives, investments in people, technology and service improvements, (viii) the success of current and new investment programs, (ix) the success of new initiatives and investments, (x) the inability to attain expected levels of revenue, performance, brand equity and expense synergies resulting from the merger of Grubb & Ellis Company and NNN Realty Advisors in general, and in the current macroeconomic and credit environment in particular, and (xi) other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008.

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

Upon the closing of the Merger, a change of control of the Company occurred, as the former stockholders of legacy NNN acquired approximately 60% of the Company’s issued and outstanding common stock. Pursuant to the Merger, each issued and outstanding share of legacy NNN automatically converted into a 0.88 of a share of common stock of the Company. Based on accounting principles generally accepted in the United States of America (“GAAP”), the Merger was accounted for using the purchase method of accounting. The Merger was structured as a reverse merger, therefore legacy NNN is considered the accounting acquirer of legacy Grubb & Ellis. As a consequence, the operating results for the three and nine months ended September 30, 2008 reflect the consolidated results of the newly merged company while the three and nine months ended September 30, 2007 include solely the operating results of legacy NNN.

Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the conversion as a result of the Merger.

NNN is a real estate investment management company and sponsor of tax deferred tenant-in-common (“TIC”) 1031 property exchanges as well as a sponsor of public non-traded real estate investment trusts (“REITs”) and other investment programs. Pursuant to the Merger, the Company now sponsors real estate investment programs under the Grubb & Ellis brand, Grubb & Ellis Realty Investors, LLC (“GERI”) (formerly Triple Net Properties, LLC). GERI raises capital for these programs through an extensive network of broker-dealer relationships. GERI structures, acquires, manages and disposes of real estate for these programs, earning fees for each of these services. Additionally, GERI continues to offer full-service real estate asset management services.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial statements since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP SFAS 142-3”). FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141R. FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will adopt FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a material impact on the consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which will apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported revenue of approximately $486.8 million for the nine months ended September 30, 2008, compared with revenue of $128.2 million for the same period in 2007. Approximately $374.8 million of the increase was attributed to revenue from the Transaction Services and Management Services businesses and the operations of the assets previously warehoused for Grubb & Ellis Realty Advisors (“GERA”). The remaining increase was attributed to $7.7 million of rental related revenue primarily due to two assets held for investment, offset by a net decrease of $24.0 million in Investment Management revenue. The decrease in revenue as compared to the prior year period can be attributed to lower acquisition fees as a result of less tenant-in-common equity raise and lower disposition fees, only partially offset by an increase in acquisition fees related to our public non-traded REITs as a result of a significant increase in equity raise. Additionally, $5.6 million of property management fees related to captive management programs were recorded in management services revenue as the property management related to those programs was transferred subsequent to the Merger. The Company completed a total of 51 acquisitions and 11 dispositions on behalf of the investment programs it sponsors at values of approximately $1.1 billion and $233.9 million, respectively, during the nine months ended September 30, 2008. The net acquisitions from the Investment Management business allowed the Company to grow its captive assets under management by approximately 15% from $5.8 billion as of December 31, 2007 to $6.7 billion as of September 30, 2008.

The net loss for the first nine months of 2008 was $55.0 million, or $0.87 per diluted share, and included a third quarter non-cash charge of $45.8 million for real estate related impairments, a third quarter $16.3 million charge, $11.0 million of which is non-cash, which includes an allowance for bad debt on related party receivables and advances and an expected loss on the sale of a property under management for which the Company has a recourse obligation, a second quarter non-cash charge of $8.9 million for depreciation and amortization related to the reclassification of five assets held for sale to assets held for investment, a first quarter net write-off of its investment in GERA of $5.8 million and $10.2 million of merger and integration related costs. In addition, the year-to-date results included approximately $8.5 million of stock-based compensation, $3.8 million for amortization of contract rights and other identified intangible assets and $1.8 million of recognized loss on marketable equity securities. These charges were offset by $14.9 million of rental related operations.

As of September 30, 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements as of September 30, 2008. The Company has a covenant within its credit agreement which requires the sale of certain of these assets before March 31, 2009, and the recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this resulted in an assessment of the value of the assets given this reduced potential ownership hold period. This valuation review resulted in the Company recognizing an impairment charge of approximately $45.8 million against the carrying value of the properties as of September 30, 2008.

As a result of the Merger in December 2007, the newly combined Company’s operating segments were evaluated for reportable segments. The legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows.

The Company reports its revenue by three business segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). Transaction Services, which comprises its real estate brokerage operations; Investment Management, which includes providing acquisition, financing and disposition services with respect to its investment programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; and Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors. Additional information on these business segments can be found in Note 13 of Notes to Consolidated Financial Statements in Item 1 of this Report.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	September 30,		Change
(In thousands)	2008	2007(1)	$	%

Revenue
Transaction services	$57,502	$—	$57,502	—%
Investment management	25,035	40,137	(15,102)	(37.6)
Management services	63,479	—	63,479	—
Rental related	13,220	9,565	3,655	38.2

Total revenue	159,236	49,702	109,534	220.4

Operating Expense
Compensation costs	118,874	17,142	101,732	593.5
General and administrative	40,263	10,049	30,214	300.7
Depreciation and amortization	8,910	5,012	3,898	77.8
Rental related	7,643	7,687	(44)	(0.6)
Interest	4,410	3,200	1,210	37.8
Merger related costs	2,657	140	2,517	1,797.9
Real estate related impairments	45,767	—	45,767	—

Total operating expense	228,524	43,230	185,294	428.6

Operating (Loss) Income	(69,288)	6,472	(75,760)	(1,170.6)

Other (Expense) Income
Equity in losses of unconsolidated real estate	(120)	(519)	399	76.9
Interest income	235	915	(680)	(74.3)
Other	(508)	(699)	191	27.3

Total other expense	(393)	(303)	(90)	(29.7)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(69,681)	6,169	(75,850)	(1,229.5)
Minority interest in loss of consolidated entities	703	155	548	353.5

(Loss) income from continuing operations before income tax benefit (provision)	(68,978)	6,324	(75,302)	(1,190.7)
Income tax benefit (provision)	25,346	(2,039)	27,385	1,343.1

(Loss) income from continuing operations	(43,632)	4,285	(47,917)	(1,118.2)

Discontinued Operations
Loss from discontinued operations — net of taxes	(198)	(416)	218	52.4
(Loss) gain on disposal of discontinued operations — net of taxes	(186)	184	(370)	(201.1)

Total loss from discontinued operations	(384)	(232)	(152)	(65.5)

Net (Loss) Income	$(44,016)	$4,053	$(48,069)	(1,186.0)

(1)	Based on Generally Accepted Accounting Principles (“GAAP”), the operating results for the three months ended September 30, 2007 represents legacy NNN business.

Revenue

Transaction and Management Services Revenue

The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s services revenue, and include fees related to both property and facilities management outsourcing as well as project management and business services. Following the close of the Merger, Grubb & Ellis Management Services assumed management of nearly 25.8 million square feet of GERI’s 46.4 million-square-foot captive investment management portfolio. As of September 30, 2008, the Company managed approximately 226.5 million square feet of property.

Transaction Services revenue, including brokerage commission, valuation and consulting revenue, was $57.5 million for the three months ended September 30, 2008. The Company’s Transaction Services business was negatively impacted by the current economic environment, which has reduced commercial real estate transaction velocity, particularly investment sales.

Management Services revenue of $63.5 million for the three months ended September 30, 2008 includes revenue from the transfer of management of a significant portion of GERI’s captive property portfolio to Grubb & Ellis Managements Services.

Investment Management Revenue

Investment Management revenue of $25.0 million for the three months ended September 30, 2008 reflected the revenue generated through the fee structure of the various investment products, which included acquisition and disposition fees of approximately $7.6 million and captive management fees of $9.4 million. These fees include acquisition, disposition, financing, and property and asset management. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.

In total, $245.0 million in equity was raised for the Company’s investment programs for the three months ended September 30, 2008, compared with $182.1 million in the same period in 2007. The increase was driven by an increase in equity raised by the Company’s public non-traded REITs, partially offset by a decrease in TIC equity raise. During the three months ended September 30, 2008, the Company’s public non-traded REIT programs raised $183.3 million, 180.7% higher than the $65.3 million equity raised in the same period in 2007. The Company’s TIC 1031 exchange programs raised $46.2 million in equity during the third quarter of 2008, compared with $116.8 million in the same period in 2007. The lower TIC equity raised for the three months ended September 30, 2008 reflects current market conditions.

Acquisition fees decreased approximately $6.0 million, or 46.5%, to approximately $6.9 million for the three months ended September 30, 2008, compared to approximately $12.9 million for the same period in 2007. The quarter-over-quarter decrease in acquisition fees was primarily attributed to a decrease of $1.2 million in fees earned from the Company’s non-traded REIT programs and a decrease of $4.7 million in fees from the TIC programs. During the three months ended September 30, 2008, the Company acquired 10 properties on behalf of its sponsored programs for an approximate aggregate total of $209.9 million, compared to 23 properties for an approximate aggregate total of $710.5 million during the same period in 2007.

Disposition fees decreased approximately $5.8 million, or 89.2%, to approximately $700,000 for the three months ended September 30, 2008, compared to approximately $6.5 million for the same period in 2007. The decrease reflects lower sales volume due to current market conditions. Offsetting the disposition fees during the three months ended September 30, 2008 and 2007 was approximately $193,000 and $799,000, respectively, of amortization of identified intangible contract rights associated with the acquisition of Triple Net Properties Realty, Inc. (“Realty”) as they represent the right to future disposition fees of a portfolio of real properties under contract.

Captive management fees were down approximately 8.6% year-over-year and include the movement of approximately $1.9 million of revenue to the Company’s management services segment. Exclusive of this transfer of revenue, captive management fees increased approximately 9.8% year-over-year.

Rental Revenue

Rental revenue includes revenue from properties held for investment. These line items also include pass-through revenue for the master lease accommodations related to the Company’s TIC programs.

Operating Expense Overview

The Company’s operating expense of $228.5 million for the three months ended September 30, 2008 increased approximately $185.3 million, or 428.6%, for the three months ended September 30, 2008, compared to the same period in 2007, which included approximately $143.4 million due to the legacy Grubb & Ellis business, $45.8 million in real estate related impairments, $2.5 million due to additional merger related costs and $400,000 in additional non-cash stock based compensation.

Compensation Costs

Compensation costs increased approximately $101.7 million, or 593.5%, to $118.9 million for the three months ended September 30, 2008, compared to approximately $17.1 million for the same period in 2007 due to approximately $105.3 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business decreased approximately 20.5% to $13.7 million, for the three months ended September 30, 2008, compared to $17.1 million for the same period in 2007. Included in the compensation costs were non-cash stock compensation expense which increased by approximately $400,000 to $2.8 million for the three months ended September 30, 2008 compared to $2.4 million for the same period in 2007.

General and Administrative

General and administrative expense increased approximately $30.2 million, or 300.7%, to $40.3 million for the three months ended September 30, 2008, compared to approximately $10.1 million for the same period in 2007 due to approximately $13.2 million of general and administration expenses attributed to legacy Grubb & Ellis and an increase of $16.3 million related to the investment management business, primarily due to an increase in allowances for bad debt on related party receivables and advances.

General and administrative expense was 25.3% of total revenue for the three months ended September 30, 2008, compared with 20.2% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased approximately $3.9 million, or 77.8%, to $8.9 million for the three months ended September 30, 2008, compared to approximately $5.0 million for the same period in 2007. Included in depreciation and amortization expense was $869,000 for amortization of other identified intangible assets. The remaining $8.0 million of depreciation and amortization is primarily related to five properties held for investment.

Rental Expense

Rental expense includes the related expense properties held for investment. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased approximately $1.2 million, or 37.8%, to $4.4 million for the three months ended September 30, 2008, compared to $3.2 million for the same period in 2007. Interest expense is primarily comprised of interest expense related to the Company’s Line of Credit (as defined below) and interest expense on the notes payable related to five properties held for investment.

Real Estate Related Impairments

The Company recognized an impairment charge of approximately $45.8 million during the three months ended September 30, 2008. During October 2008, the Company initiated a plan to sell the properties it classified as held for investment in its financial statements as of September 30, 2008. The Company has a covenant within its credit agreement which requires the sale of certain of these assets before March 31, 2009, and the recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), this resulted in an assessment of the value of the assets given this reduced potential ownership hold period. The impairment charge was recognized against the carrying value of the properties as of September 30, 2008.

Income Tax

The Company recognized a tax benefit of approximately $25.3 million for the three months ended September 30, 2008, compared to a tax provision of $2.0 million for the same period in 2007. The net $27.3 million decrease in tax expense was primarily a result of the tax benefit due to real estate impairments recognized during the three months ended September 30, 2008 as compared to the same period in 2007. In addition, the Company is subject to the highest federal income tax rate of 35.0% for the three months ended 2008, compared to a 34.0% statutory tax rate for the three months ended September 30, 2007. (See Note 19 of Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of $44.0 million, or $0.69 per diluted share for the three months ended September 30, 2008, compared to net income of $4.1 million, or $0.10 per diluted share, for the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following summarizes comparative results of operations for the periods indicated.

	Nine Months Ended
	September 30,		Change
(In thousands)	2008	2007(1)	$	%

Revenue
Transaction services	$173,191	$—	$173,191	—%
Investment management	86,561	110,603	(24,042)	(21.7)
Management services	185,855	—	185,855	—
Rental related	41,146	17,625	23,521	133.5

Total revenue	486,753	128,228	358,525	279.6

Operating Expense
Compensation costs	359,853	45,043	314,810	698.9
General and administrative	84,399	29,769	54,630	183.5
Depreciation and amortization	27,385	6,018	21,367	355.1
Rental related	26,258	13,743	12,515	91.1
Interest	14,534	6,685	7,849	117.4
Merger related costs	10,217	201	10,016	4,938.1
Real estate related impairment	45,767	—	45,767	—

Total operating expense	568,413	101,459	466,954	460.2

Operating (Loss) Income	(81,660)	26,769	(108,429)	(405.1)

Other (Expense) Income
Equity in losses of unconsolidated real estate	(6,318)	(40)	(6,278)	(15,695.0)
Interest income	757	2,182	(1,425)	(65.3)
Other	(3,801)	413	(4,214)	(1,353.5)

Total other (expense) income	(9,362)	2,555	(11,917)	(466.4)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(91,022)	29,324	(120,346)	(410.4)
Minority interest in loss of consolidated entities	2,008	111	1,897	1,709.0

(Loss) income from continuing operations before income tax benefit (provision)	(89,014)	29,435	(118,449)	(402.4)
Income tax benefit (provision)	34,434	(11,423)	45,857	401.4

(Loss) income from continuing operations	(54,580)	18,012	(72,592)	(403.0)

Discontinued Operations
Loss from discontinued operations — net of taxes	(600)	(478)	(122)	(25.5)
Gain on disposal of discontinued operations — net of taxes	181	390	(209)	(53.6)

Total loss from discontinued operations	(419)	(88)	(331)	(376.1)

Net (Loss) Income	$(54,999)	$17,924	$(72,923)	(406.8)

(1)	Based on GAAP, the operating results for the nine months ended September 30, 2007 represents legacy NNN business.

Revenue

Transaction and Management Services Revenue

For the nine months ended September 30, 2008, Transaction Services generated revenue of $173.2 million.

Management Services revenue was approximately $185.9 million for the nine months ended September 30, 2008, which includes the transfer of management of a significant portion of GERI’s captive property portfolio to Grubb & Ellis Managements Services.

Investment Management Revenue

Investment Management revenue of approximately $86.6 million for the nine months ended September 30, 2008 reflected the revenue generated through the fee structure of the various investment products, which included acquisition and disposition fees of $37.6 million and captive management fees of $27.0 million.

In total, approximately $760.5 million in equity was raised for the Company’s investment programs for the nine months ended September 30, 2008, compared with $547.4 million in the same period in 2007. This was driven by an increase in equity raised by the Company’s non-traded public REITs of approximately $396.1 million, compared to $206.1 million equity raised in the same period in 2007, as well as by the Company’s new wealth management platform with $193.3 million raised for real estate investments on behalf of investors. The Company’s TIC 1031 exchange programs raised approximately $152.9 million in equity during the nine months ended September 30, 2008, compared with $341.3 million in the same period in 2007. The lower TIC equity raised for the nine months ended September 30, 2008 reflects current market conditions.

Acquisition fees were down approximately 5.4% to $31.8 million for the nine months ended September 30, 2008, compared to approximately $33.6 million for the same period in 2007. The year-over-year decrease in acquisition fees was primarily attributed to a decrease of approximately $11.5 million in fees earned from the Company’s TIC programs, partially offset by an increase of $5.3 million from the non-traded REIT programs and $4.4 million from the wealth management platform. During the nine months ended September 30, 2008, the Company acquired 51 properties on behalf of its sponsored programs for an approximate aggregate total of $1.1 billion, compared to 58 properties for an approximate aggregate total of $1.6 billion during the same period in 2007.

Disposition fees decreased approximately $12.9 million, or 69.0%, to approximately $5.8 million for the nine months ended September 30, 2008, compared to approximately $18.7 million for the same period in 2007. The decrease reflects lower sales volume due to current market conditions. Offsetting the disposition fees during the nine months ended September 30, 2008 and 2007 was $1.2 million and $2.6 million, respectively, of amortization of identified intangible contract rights associated with the acquisition of Realty as they represent the right to future disposition fees of a portfolio of real properties under contract.

Captive management fees were down approximately 2.1% year-over-year and include the movement of approximately $5.6 million of revenue to the Company’s management services segment. Exclusive of this transfer of revenue, captive management fees increased approximately 18.1% year-over-year.

Rental Revenue

Rental revenue includes revenue from properties held for investment. These line items also include pass-through revenue for the master lease accommodations related to the Company’s TIC programs.

Operating Expense Overview

The total increase in operating expense of approximately $467.0 million, or 460.2%, for the nine months ended September 30, 2008, compared to the same period in 2007, which included approximately $390.2 million due to the legacy Grubb & Ellis business, $45.8 million in real estate related impairments, a $16.3 million charge which includes an allowance for bad debt on related party receivables and advances and an expected loss on the sale of a property under management for which the Company has a recourse obligation, $10.0 million due to additional merger related costs and $3.5 million in additional non-cash stock based compensation.

Compensation Costs

Compensation costs increased approximately $314.8 million, or 698.9%, to $359.8 million for the nine months ended September 30, 2008, compared to $45.0 million for the same period in 2007 due to approximately $317.7 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business decreased approximately 6.4% to $42.1 million, for the nine months ended September 30, 2008, compared to $45.0 million for the same period in 2007. Included in the compensation cost was non-cash stock compensation expense which increased by $3.5 million to $8.5 million for the nine months ended September 30, 2008 compared to $5.0 million for the same period in 2007.

General and Administrative

General and administrative expense increased approximately $54.6 million, or 183.5%, to $84.4 million for the nine months ended September 30, 2008, compared to $29.8 million for the same period in 2007 due to approximately $40.4 million of general and administration expenses attributed to legacy Grubb & Ellis operations and an increase of $14.2 million related to the investment management business, primarily due to an increase in allowances for bad debt on related party receivables and advances.

General and administrative expense was 17.3% of total revenue for the nine months ended September 30, 2008, compared with 23.2% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased approximately $21.4 million, or 355.1%, to $27.4 million for the nine months ended September 30, 2008, compared to $6.0 million for the same period in 2007. Included in depreciation and amortization expense was approximately $2.6 million for amortization of other identified intangible assets. The remaining $24.8 million of depreciation and amortization is primarily related to five properties held for investment.

Rental Expense

Rental expense includes the related expense for properties held for investment. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased approximately $7.8 million, or 117.4%, to $14.5 million for the nine months ended September 30, 2008, compared to $6.7 million for the same period in 2007. Interest expense is primarily comprised of interest expense related to the Company’s Line of Credit and interest expense on the notes payable related to five properties held for investment.

Equity in Earnings (Losses) of Unconsolidated Real Estate

In the first quarter of 2008, the Company wrote off its investment in GERA, which resulted in a net impact of approximately $5.8 million, including $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs.

Real Estate Related Impairments

The Company recognized an impairment charge of approximately $45.8 million during the three months ended September 30, 2008. During October 2008, the Company initiated a plan to sell the properties it classified as held for investment in its financial statements as of September 30, 2008. The Company has a covenant within its credit agreement which requires the sale of certain of these assets before March 31, 2009, and the recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, this resulted in an assessment of the value of the assets given this reduced potential ownership hold period. The impairment charge was recognized against the carrying value of the properties as of September 30, 2008.

Income Tax

The Company recognized a tax benefit of approximately $34.4 million for the nine months ended September 30, 2008, compared to a tax provision of $11.4 million for the same period in 2007. The net $45.8 million decrease in tax expense was primarily a result of the tax benefits due to the write-off of the GERA investment, the cumulative charge of depreciation expense for the special purpose acquisition companies (“SPAC”) properties and real estate impairments recognized during the nine months ended September 30, 2008 as compared to the same period in 2007. In addition, the Company is subject to the highest federal income tax rate of 35.0% for the nine months ended September 30, 2008, compared to a 34.0% statutory tax rate for the nine months ended September 30, 2007. (See Note 19 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of approximately $55.0 million, or $0.87 per diluted share for the nine months ended September 30, 2008, compared to net income of $17.9 million, or $0.43 per diluted share, for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, cash and cash equivalents decreased by approximately $14.9 million, from a cash balance of $49.3 million as of December 31, 2007. The Company’s operating activities used net cash of $34.1 million, as the Company repaid net operating liabilities totaling $47.6 million primarily related to incentive compensation and deferred commission paid during the first quarter, which attained peak levels during the quarter ended December 31, 2007. Other operating activities generated net cash totaling $13.5 million. Investing activities used net cash of $66.7 million primarily for acquisition funding of Company sponsored real estate programs. Financing activities provided net cash of $85.9 million primarily through borrowings including $55.0 million under the Company’s Line of Credit and mortgage financing of Company sponsored real estate programs. Financing activities for the nine months ended September 30, 2008 also included dividend payments of $15.1 million related to the dividends declared by the Company in December 2007 and the first and second quarters of 2008, $30.0 million for repayment of mezzanine financing on two of the assets held for investment and $13.0 million for repayment of mortgage debt in connection with the restructuring of the financing related to two of the assets held for investment. The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of debt obligations and capital expenditures, through current and retained earnings. As of September 30, 2008, the Company had $63.0 million outstanding under the credit facility.

On October 31, 2008, the Company entered into an agreement to sell the Danbury Corporate Center located at 39 Old Ridgebury Road, Danbury, Connecticut, to an unaffiliated entity for a purchase price of $76,000,000. Per the terms of the agreement, the Company received an initial deposit of $1.25 million from the purchaser upon the execution of the agreement. The Company is scheduled to receive an additional $5.0 million upon successful completion by the purchaser of an inspection period on or before January 8, 2009. If such inspection and other customary closing conditions are met, the closing of the property sale is expected to occur on or before March 2, 2009.

On November 4, 2008, the Company amended (the “Second Letter Amendment”) its $75 million senior secured revolving credit facility revising certain terms of the Company’s Second Amended and Restated Credit Agreement dated as of December 7, 2007, as amended (the “Credit Facility” or “Line of Credit”). The effective date of the Second Letter Amendment is September 30, 2008. (Certain capitalized terms set forth below that are not otherwise defined herein have the meaning ascribed to them in the Credit Facility, as amended. See Exhibit 10.2 in Part II for additional information.)

The Second Letter Amendment, among other things, a) modifies the amount available under the Credit Facility from $75,000,000 to $50,000,000 by providing that no advances or letters of credit shall be made available to the Company after September 30, 2008 until such time as borrowings have been reduced to less than $50,000,000; b) provides that 100% of any net cash proceeds from the sale of certain real estate assets that have to be sold by the Company shall permanently reduce the Revolving Credit Commitments, provided that the Revolving Credit Commitments shall not be reduced to less than $50,000,000 by reason of the operation of such sale; and c) modifies the interest rate incurred on borrowings by increasing the applicable margins by 100 basis points and by providing for an interest rate floor for any prime rate related borrowings.

Additionally, the Second Letter Amendment, among other things, modifies restrictions on guarantees of primary obligations from $125,000,000 to $50,000,000, modifies select financial covenants to reflect the impact of the current economic environment on the Company’s financial performance, amends certain restrictions on payments by deleting any dividend/share repurchase limitations and modifies the reporting requirements of the Company with respect to real property owned or held.

As of September 30, 2008, the Company was not in compliance with certain of its financials covenants related to EBITDA performance. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Debt /EBITDA ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 3.75:1.00 to 5.50:1.00, while the Debt /EBITDA Ratio for the quarters ending March 31, 2009 and thereafter remain at 3.50:1.00. The Interest Coverage Ratio for the quarters ending September 30, 2008, December 31, 2008 and March 31, 2009 were amended from 3.50:1.00 to 3.25:1.00, while the Interest Coverage Ratio for the quarters ended June 30, 2009 and September 30, 2009 remained unchanged at 3.50:1.00 and for the quarters ended December 31, 2009 and thereafter remained unchanged at 4.00:1.00. The Recourse Debt/Core EBITDA Ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 2.25:1.00 to 4.25:1.00, while the Recourse Debt/Core EBITDA Ratio for the quarters thereafter remained unchanged at 2.25:1.00. The Core EBITDA to be maintained by the Company at all times was reduced from $60.0 million to $30.0 million and the Minimum Liquidity to be maintained by the Company at all times was reduced from $25.0 million to $15.0 million. As a result of the Second Letter Amendment the Company is in compliance with all debt covenants as of September 30, 2008. However, due to the current economic and business environment, the Company has limited visibility to future performance and there is uncertainty as to the Company’s ability to meet the covenants over the next twelve months. Therefore, the Line of Credit has been classified as a current liability as of September 30, 2008. See “Risk Factors” set forth in Item 1A. of Part II below.

The Company expects to meet its long-term liquidity requirements, which may include investments in various real estate investor programs and institutional funds, through retained cash flow, additional long-term secured and unsecured borrowings and proceeds from the potential issuance of debt or equity securities.

As part of the Company’s strategic plan, management has identified more than $20.0 million of expense synergies, a portion of which has been invested in enhancing the management team with the addition of several executives in key operational and management roles. In connection with the Merger, the Company announced its intention to pay a $0.41 per share dividend per annum, which equates to approximately $26.5 million on an annual basis. The Company declared and paid such dividends for holders of records at the end of each of the fourth calendar quarter of 2007 and the first and second calendar quarters of 2008. On July 11, 2008, the Company’s Board of Directors approved the suspension of future dividend payments. In addition, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $25 million of its common stock through the end of 2009. As of September 30, 2008, the Company has repurchased 532,000 shares of its common stock for $1.8 million.

Commitments, Contingencies and Other Contractual Obligations

Contractual Obligations — The Company leases office space throughout the United States through non-cancelable operating leases, which expire at various dates through 2016.

There have been no significant changes in the Company’s contractual obligations since December 31, 2007.

Off-Balance Sheet Arrangements — From time to time the Company provides guarantees of loans for properties under management. As of September 30, 2008, there were 149 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.7 billion as of September 30, 2008. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion.

The Company’s guarantees consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(In thousands)	2008	2007

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,379,421	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	107,000	221,430
Guarantees of the Company’s mezzanine debt	—	48,790
Recourse guarantees of debt of properties under management	38,219	47,399
Recourse guarantees of the Company’s debt	11,000	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Interpretation No. 45. During the third quarter of 2008, the Company recorded a $5.3 million charge as a result of an expected loss on the sale of a property under management for which the Company has a recourse obligation. Any other such liabilities were insignificant as of September 30, 2008 and December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Derivatives — The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of September 30, 2008, the outstanding principal balance on the credit facility totaled $63.0 million and on the mortgage loan debt obligations totaled $225.5 million. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the Company’s Credit Facility require the Company to maintain interest rate hedge agreements against 50 percent of all variable interest rate debt obligations. To fulfill this requirement, the Company holds two interest rate cap agreements with Deutsche Bank AG, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.00% of the underlying notional amounts. In addition, the terms of certain mortgage loan agreements require the Company to purchase two-year interest rate caps on 30-day LIBOR with a LIBOR strike price of 6.00%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.

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

Additionally, the Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rate incurred on the portion of the outstanding mortgages on its real estate held for investment. As of September 30, 2008, the outstanding principal balance on these debt obligations was $107.5 million, with a weighted average interest rate of 5.47% per annum. Since interest payments on these obligations will increase if interest rates rise, or decrease if interest rates decline, the Company is subject to cash flow risk related to these debt instruments. As of September 30, 2008, for example, a 0.53% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $566,000, or 8.76%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk.

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

Based on management’s evaluation as September 30, 2008, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s controls over financial reporting during the third quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

1 Items 2, 3, 4 and 5 are not applicable for the nine months ended September 30, 2008.

Item 1A.	Risk Factors.

In addition to those previously disclosed in the Company’s 2007 Annual Report on Form 10-K, as filed with the SEC, the Company has identified the following additional risk factors:

The ongoing decline in the commercial real estate and credit markets and the overall economy has negatively affected our revenues, expenses and operating results and may continue to do so.

Our business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slow down in our industry, which we anticipate will continue through 2009. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that we have already experienced, and would continue to put downward pressure on our revenues and operating results. Factors that are affecting and could further affect the commercial real estate industry include:

•	periods of economic slowdown or recession globally, in the United States or locally;

•	inflation;

•	flows of capital into or out of real estate investment in the United States or various regions of the United States;

•	interest rates;

•	the availability and cost of capital; or

•	concerns about any of the foregoing.

The tightening of the credit markets has made it more difficult for commercial real estate transactions to occur, which has already negatively affected our revenues, expenses and operating results and may continue to do so.

The recent decline in real estate values and the inability to obtain financing has either eliminated or severely reduced the availability of our historical funding sources for our tenant-in-common programs, and to the extent credit remains available for these programs, it is currently more expensive. We may not be able to continue to access sources of funding for our tenant-in-common programs or, if available to us, we may not be able to do so on favorable terms. Any decision by lenders to make additional funds available to us in the future for our tenant-in-common programs will depend upon a number of factors, such as industry and market trends in our business, the lenders’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities. In addition, the recent tightening in credit markets has also negatively affected our business by making it more difficult for parties in general to obtain the necessary financing to effect transactions, and moreover, any transaction for which financing is available has typically been more costly and at lower asset values. Fewer transactions at reduced prices represents a dual negative impact on our revenues and operating results.

We may not have appropriate financial covenants with respect to, and we currently do not have any further borrowing capacity under, our current credit facility as recently amended.

Our existing credit facility contains restrictive covenants that require us to maintain specified financial ratios. We recently amended some of these financial ratios to give us certain flexibility in these current difficult times. However, these financial ratios will be reset for the quarter ending on March 31, 2009. Our ability to comply with these financial covenants may be affected by many events beyond our control and our future operating results may not allow us to comply with the covenants, or in the event of a default, to remedy that default. As a consequence, our credit facility has been classified as a current liability as of September 30,

2008. Unless we further amend or replace our existing credit facility, or increase our performance, we may not be able to comply with certain financial covenants. Our failure to comply with those financial covenants, certain nonfinancial covenants or to comply with the other restrictions contained in our existing credit facility could result in a default, which could cause such indebtedness under our existing credit facility to become immediately due and payable. In the event that we are in default of our existing credit facility, we may not be able to access alternative funding sources, or, if available to us, we may not be able to do so on favorable terms and conditions. In addition, we do not have any further ability to borrow under our existing credit facility at the present time, as we currently have approximately $63,000,000 million outstanding under the credit facility, and pursuant to the recent amendments to our credit facility we may only borrow again once our existing revolving credit commitments go below $50,000,000, at which time we will be able to borrow under our existing credit facility up to the maximum revolving credit commitment of $50,000,000.

Item 5.  Other Information.

(a) On November 4, 2008, the Company amended its $75 million senior secured revolving credit facility, effective as of September 30, 2008, revising certain terms of the Company’s Secured Amended and Restated Credit Agreement dated as of December 7, 2007, as amended. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in Item 2 of Part I of this Quarterly Report on Form 10Q.

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

/s/  Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2008

Grubb & Ellis Company

EXHIBIT INDEX

For the quarter ended September 30, 2008

Exhibit

(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1 Second Letter Amendment to the Company’s senior secured revolving credit facility, executed on November 4, 2008, and dated as of September 30, 2008.
(10)	Material Contract
10.1 Purchase Agreement to sell Danbury Corporate Center dated October 31, 2008, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 5, 2008.
10.2† Second Letter Amendment to the Company’s senior secured revolving credit facility executed on November 4, 2008, and dated as of September 30, 2008.
(31†)	Section 302 Certifications
(32†)	Section 906 Certification

†	Filed herewith.