Form 10-K
period 2008-12-31
GRUBB & ELLIS CO
filed 2009-05-27
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☑

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $138,632,960 based on the last sales price on June 30, 2008 on the New York Stock Exchange of $3.85 per share for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of May 15, 2009 was 65,265,828 shares.

GRUBB & ELLIS COMPANY
FORM 10-K

i

GRUBB & ELLIS COMPANY

PART I

Item 1.	Business.

The filing of this Annual Report on Form 10-K (“Report”) was delayed due to the need to restate certain of the Company’s financial statements which is discussed below in this Item 1 under the sub-headings “Restatement of Certain Financial Information and Special Investigation.”

General

Grubb & Ellis Company (“the Company” or “Grubb & Ellis”), a Delaware corporation founded 50 years ago in Northern California, is one of the country’s largest and most respected commercial real estate services and investment management firms. On December 7, 2007, the Company effected a stock merger (the “Merger”) with NNN Realty Advisors, Inc. (“NNN”), a real estate asset management company and nationally recognized sponsor of public non-traded real estate investment trusts (“REITs”), as well as a sponsor of tax deferred tenant-in-common (“TIC”) 1031 property exchanges and other investment programs. Upon the closing of the Merger, a change of control occurred. The former stockholders of NNN acquired approximately 60% of the Company’s issued and outstanding common stock.

With 127 owned and affiliate offices worldwide (54 owned and approximately 73 affiliates) and more than 6,000 professionals, including a brokerage sales force of more than 1,800 brokers, the Company offers property owners, corporate occupants and program investors comprehensive integrated real estate solutions, including transactions, management, consulting and investment advisory services supported by proprietary market research and extensive local market expertise.

In certain instances throughout this Report phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, Grubb & Ellis prior to the Merger. Similarly, in certain instances throughout this Report the term NNN, “legacy NNN” or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

Business Segment Reporting

The Company currently reports its revenue by three operating business segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information: Investment Management, which includes providing acquisition, financing and disposition services with respect to its programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; Transaction Services, which comprises its real estate brokerage operations; and Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors. Additional information on these business segments can be found in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report. Subsequent to the Merger, the legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows.

For the year ended December 31, 2008, the Company had revenues of approximately $611.8 million and loss from continuing operations of approximately $279.5 million.

Restatement of Certain Financial Information and Special Investigation

On March 16, 2009, management and the Audit Committee of the Board of Directors of the Company concluded that the Company’s previously issued audited financial statements for each of the fiscal years ended December 31, 2006 and 2007, the unaudited interim financial statements for each of the quarters ended March 31, June 30 and September 30, 2008 and selected financial data derived from the Company’s previously issued audited financial statements for the fiscal years ended December 31, 2005 and 2004 included in the Company’s securities filings thereafter should be restated.

The Audit Committee reached this conclusion after consulting with and upon the recommendation of management. The Audit Committee and management have discussed this conclusion with Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, and management has discussed this conclusion with Deloitte & Touche LLP (“D&T”), the independent registered public accounting firm for NNN prior to the Merger.

As a consequence, (i) the Company’s consolidated balance sheets as of December 31, 2006 and December 31, 2007, and for each of the quarters ended March 31, June 30, and September 30, 2008; (ii) the Company’s related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007 and for each of the quarters ended March 31, June 30 and September 30, 2008 and 2007, and the footnotes thereto; (iii) the related report of EY, with respect to the fiscal year ended December 31, 2007; and (iv) the related reports of D&T, with respect to the fiscal years ended December 31, 2004, December 31, 2005 and December 31, 2006, should no longer be relied upon. The restatement of the Company’s financial statements is based upon a review of the accounting treatment of certain transactions entered into by NNN with respect to certain tenant-in-common investment programs (“TIC Programs”) sponsored by NNN prior to the Merger. During this review, the Company discovered that NNN had recognized fee revenue in 2004, 2005, 2006 and 2007 and the Company had recognized fee revenue in the three interim periods in 2008 in advance of the period in which such fee revenue should have been recognized.

After considering management’s recommendation and consulting with EY, the Audit Committee has determined that NNN incorrectly recognized fee revenue under Statement of Financial Accounting Standards Statement No. 66, Accounting for Sales of Real Estate, and Statement of Position 92-1, Accounting for Real Estate Syndication Income, in 2005, 2006 and 2007 and the three interim periods in 2008 in connection with certain TIC Programs in which NNN had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties. As a result of the recognition by NNN of the applicable fee revenue in the wrong accounting period, the Company reduced retained earnings as of January 1, 2006 by approximately $8.7 million; increased revenues in 2006 by approximately $518,000; and increased revenues in 2007 by approximately $251,000.

The Audit Committee also has determined, after considering management’s recommendation and consulting with EY, that because NNN had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties, certain entities involved in the TIC Programs were variable interest entities in which the Company was the primary beneficiary and therefore are required to be consolidated in accordance with FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB 51. The restatement also will reflect the consolidation of these entities.

The determination to restate the Company’s financial statements was prompted by the Audit Committee being made aware in mid-December 2008 of the existence of a letter agreement, wherein a former executive of NNN caused NNN to agree to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC Program (the “Exchange Letter”). As a consequence, the Board of Directors formed a special committee (the “Special Committee”) to investigate the facts and circumstances surrounding the Exchange Letter and to determine whether there were any other similar agreements that might impact the Company’s previously issued financial statements. The Special Committee retained independent outside counsel, Manatt Phelps & Phillips, LLP (“Manatt”), to assist it with this investigation. In connection therewith, the Special Committee asked management to review the accounting treatment regarding the Exchange Letter and any other letter agreements that might be identified in the course of the special investigation. In the course of the special investigation, the Audit Committee and management became aware of additional letter agreements authorized by former executives of NNN (collectively, the “Additional Letters”), some providing for a right of exchange similar to that contained in the Exchange Letter and others in which NNN committed to provide certain investors in certain TIC Programs a specified rate of return. Manatt has concluded its investigation and advised the Board of Directors that it did not uncover in the course of its investigation any other letter agreements similar to the Exchange Letter and the Additional Letters. In connection with the restatement of certain of the Company’s financial statements as described herein and in Item 8, Note 3 to the consolidated financial statements, management of the Company re-evaluated the effectiveness of its disclosure controls and procedures both prior and subsequent to the Merger. As a result of this re-evaluation, management determined that there was a control deficiency that constituted a material weakness in the Company’s internal controls prior to the Merger that was not adequately remediated as of December 31, 2008. Accordingly, additional enhancements to the control environment have been implemented in 2009 to ensure that controls related to these material weaknesses are strengthened and will operate effectively.

Transaction Services

Grubb & Ellis has a track record of over 50 years of proven performance in the commercial real estate industry and is one of the largest real estate brokerage firms in the country, offering clients the experience of thousands of successful transactions and the expertise that comes from a nationwide platform. By focusing on the overall business objectives of its clients, Grubb & Ellis utilizes its research capabilities, extensive properties database and expert negotiation skills to create, buy, sell and lease opportunities for both users and owners of commercial real estate. With a comprehensive approach to transactions, Grubb & Ellis offers a full suite of services to clients, from site selection and sale negotiations to needs analysis, occupancy projections, prospect qualification, pricing recommendations, long-term value consultation, tenant representation and consulting services. As one of the most active and largest commercial real estate brokerages in the United States, Grubb & Ellis’ traditional real estate services provide added value to the Company’s real estate investment programs by offering a comprehensive market view and local area expertise. This powerful business combination allows the Company to identify attractive investment properties and quickly acquire them for the benefit of its program investors. In addition, select brokers have the opportunity to cross-sell product through the Company’s Investment Management platform.

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

In some local markets where the Company does not have owned offices, it has affiliation agreements with independent real estate service providers that conduct business under the Grubb & Ellis brand. The Company’s affiliation agreements provide for exclusive mutual referrals in their respective markets, generating referral fees. The Company’s affiliation agreements are generally multi-year contracts. Through its affiliate offices, the Company has access to more than 1,000 brokers with local market research capabilities.

The Company’s Corporate Services Group provides comprehensive coordination of all required real estate related services to help realize the needs of clients’ real estate portfolios and to maximize their business objectives. These services include consulting services, lease administration, strategic planning, project management, account management and international services. As of December 31, 2008, Grubb & Ellis had in excess of 1,800 brokers at its owned and affiliate offices, of which 814 brokers were at its owned offices, down from 927 at December 31, 2007. Approximately 67% and 33% of the Company’s Transaction Services revenue were from leasing and sale transactions, respectively, during 2008.

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

The Company is committed to providing unparalleled client service. In addition to expanding the scope of products and services offered, it is also focused on ensuring that it can support client relationships with best-in-class service. During 2008, the Company continued to expand the number of client service relationship managers, which provide a single point of contact to corporate clients with multi-service needs.

Grubb & Ellis Management Services, the Company’s Management Services subsidiary, was recognized as Microsoft Corporation’s top vendor of 2007 from among more than 15,000 vendors. In addition, in 2008 Grubb & Ellis secured significant new management services contracts from Kraft Foods, Sharp Healthcare and Red Mountain West. The Company also secured significant contract renewals with Ingersoll Rand and Qwest Communications. At December 31, 2008, Grubb & Ellis managed approximately 231.0 million square feet, of which 184.1 million were from third parties and 46.9 million related to its investment management programs.

Investment Management

The Company and its subsidiaries are leading sponsors of real estate investment programs that provide individuals and institutions the opportunity to invest in a broad range of real estate investment vehicles, including tax-deferred 1031 TIC exchanges, public non-traded REITs and real estate investment funds. During the year ended, more than $984.3 million in investor equity was raised for these investment programs; the Company has more than $6.8 billion of assets under management related to the various programs that it sponsors. The Company has completed transaction acquisition and disposition volume totaling approximately $11.9 billion on behalf of more than 55,000 program investors since 1998.

Investment management products are distributed through the Company’s broker-dealer subsidiary, Grubb & Ellis Securities Inc. (“GBE Securities”) (formerly NNN Capital Corp.). GBE Securities is registered with the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and all 50 states. GBE Securities has agreements with an extensive network of broker dealers with approximately 219 selling relationships providing access to over 38,000 licensed registered representatives as of December 31, 2008. Part of the Company’s strategy is to expand its network of broker-dealers to increase the amount of equity that it raises in its various investment programs.

Grubb & Ellis Realty Investors, LLC (“GERI”) (formerly Triple Net Properties, LLC), a subsidiary of the Company, is a recognized market leader in the securitized TIC industry as measured by total equity raised according to published reports of OMNI Research and Consulting LLC (“OMNI”). This product strategy allows investors to fractionally own large, institutional-quality real estate assets with the added advantage of qualifying for deferred tax benefits on real estate capital gains. The Company currently sponsors more than 150 TIC Programs and has taken more than 50 programs full cycle (from acquisition through disposition). The Company raised $176.9 million of TIC equity in 2008.

Public non-traded REITs are registered with the SEC but are not listed on any of the securities exchanges like a traded REIT. According to the published Stanger Report, Winter 2009, by Robert A. Stanger and Co., an independent financial advisor, approximately $10.3 billion was raised in this sector in 2008. The Company sponsors two demographically focused programs that are actively raising capital, Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Apartment REIT, Inc. which raised $592.7 million in combined capital in 2008.

In February 2008, the Company launched its Private Client Management program for high net worth investors. This platform provides comprehensive real estate investment and advisory services to high net worth investors, offering qualified individuals, entities and corporations, the opportunity to benefit from the potential advantages of real estate investment through a passive, sole-ownership vehicle that delivers discretion to the investor. Private Client Management is open to all qualified investors seeking to build or expand their commercial real estate portfolio, whether their investment objectives are tax-deferred 1031 exchange driven or not. The Company raised more than $193 million of equity through Private Client Management in 2008.

In 2008, the Company started a family of U.S. and global open end mutual funds that focus on real estate securities and manage private investment funds exclusively for qualified investors through its 51% ownership in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). The Company, through its subsidiary, Alesco, serves as the general partner and investment advisor to six hedge fund limited partnerships, five of which are required to be consolidated: Grubb & Ellis AGA Realty Income Fund, LP, AGA Strategic Realty Fund, L.P., AGA Global Realty Fund LP and AGA Realty Income Partners LP, and one mutual fund which is required to be consolidated, Grubb & Ellis Realty Income Fund. Alesco currently has $2.3 million of investment funds under management.

Through its multi-family platform, the Company provides investment management services for TIC and REIT apartment products and currently manages in excess of 13,000 apartment units through Grubb & Ellis Residential Management, Inc., the Company’s multi-family management services subsidiary.

Our Opportunity

The Company seamlessly integrates its traditional transaction and management services with the innovative investment programs of GERI. All functions of the new Company work together to provide comprehensive service to clients and program investors. Teamed with a forward-looking investment strategy that seeks to capitalize on the nation’s changing demographics, the Company’s various service offerings support its investment programs to provide clients and program investors with a full array of solutions for multiple needs. The proprietary research and demographic investing strategy of the Company establishes a foundation upon which its investment programs are based. The real estate brokerage network of the Company offers keen insight into the available pool of assets nationwide, in order to maximize acquisition opportunities for program investors. The professional property and asset management services of the Company drive value to each of the investment programs from acquisition through ultimate disposition. The Company’s management believes that it has the vision, discipline and strategy to deliver innovative solutions across the full spectrum of commercial real estate, whether it is a need for space, strategic planning or a real estate investment product that meets specific return criteria.

The Company re-branded its investment programs as Grubb & Ellis subsequent to the Merger to capitalize on the strength of the brand name. Its TIC Programs are sponsored by GERI, its REIT investment programs are now Grubb & Ellis Healthcare REIT, Inc. and Grubb & Ellis Apartment REIT, Inc. and its FINRA registered broker-dealer is now Grubb & Ellis Securities, Inc. As part of the Company’s strategic plan, management has identified more than $20.0 million of expense synergies, on an annualized basis, a portion of which has been invested in enhancing the management team with the addition of several executives in key operational and management roles.

Secured Credit Facility

On August 5, 2008, the Company amended (the “First Letter Amendment) its $75.0 million senior secured revolving credit facility revising certain terms of that certain Second Amended and Restated Credit Agreement dated as of December 7, 2007 (the “Credit Facility” or “Line of Credit”) by and among the Company, the guarantors named therein, the financial institutions identified therein as lender parties, Deutsche Bank Securities Inc., as sole book-running manager and sole lead arranger and Deutsche Bank Trust Company Americas, as the initial swing line bank, the initial issuer of Letters of Credit (as defined therein) and administrative agent for the lender parties named therein.

The First Letter Amendment, among other things, provided the Company with an extension from September 30, 2008 to March 31, 2009 to dispose of the three real estate assets that the Company had previously acquired on behalf of Grubb & Ellis Realty Advisors, Inc. (“GERA”). Additionally, the First Letter Amendment also, among other things, modified select debt covenants in order to provide greater flexibility to facilitate the Company’s TIC Programs. The modifications made to the debt covenants permit the Company and its Restricted Subsidiaries (as defined in the Credit Facility) to incur certain contingent obligations with respect to any guarantee of primary obligations of certain tenant-in-common syndications effected by the Company or its Restricted Subsidiaries that comply with requirements set forth in the Credit Facility.

On November 4, 2008, the Company further amended (the “Second Letter Amendment”) its Credit Facility as of September 30, 2008. The Second Letter Amendment, among other things, a) reduced the amount available under the Credit Facility from $75,000,000 to $50,000,000 by providing that no advances or letters of credit would be made available to the Company after September 30, 2008 until such time as borrowings are reduced to less than $50,000,000; b) provided that 100% of any net cash proceeds from the sale of certain real estate assets that must be sold by the Company would permanently reduce the Revolving Credit Commitments (as defined in the Credit Facility), provided that the Revolving Credit Commitments shall not be reduced to less than $50,000,000 by reason of the operation of such asset sales; and c) modified the interest rate incurred on borrowings by increasing the applicable margins by 100 basis points and by providing for an interest rate floor for any prime rate related borrowings.

Additionally, the Second Letter Amendment, among other things, reduced the limit on guarantees of primary obligations from $125,000,000 to $50,000,000, modified select financial covenants to reflect the impact of the current economic environment on the Company’s financial performance, amended certain restrictions on payments by deleting any dividend/share repurchase limitations and modified the reporting requirements of the Company with respect to real property owned or held.

As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to earnings before taxes, interest, depreciation or amortization, or EBITDA. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Debt/EBITDA Ratio (as defined in the Credit Facility) for the quarters ending September 30, 2008 and December 31, 2008 were amended from 3.75:1.00 to 5.50:1.00, while the Debt/EBITDA Ratio for the quarters ending March 31, 2009 and thereafter remain at 3.50:1.00. The Interest Coverage Ratio (as defined in the Credit Facility) for the quarters ending September 30, 2008, December 31, 2008 and March 31, 2009 were amended from 3.50:1.00 to 3.25:1.00, while the Interest Coverage Ratio for the quarters ended June 30, 2009 and September 30, 2009 remained unchanged at 3.50:1.00 and for the quarters ended December 31, 2009 and thereafter remained unchanged at 4.00:1.00. The Recourse Debt/Core EBITDA Ratio (as defined in the Credit Facility) for the quarters ending September 30, 2008 and December 31, 2008 were amended from 2.25:1.00 to 4.25:1.00, while the Recourse Debt/Core EBITDA Ratio for the quarters thereafter remained unchanged at 2.25:1.00. The Core EBITDA (as defined in the Credit Facility) to be maintained by the Company at all times was reduced from $60.0 million to $30.0 million and the Minimum Liquidity to be maintained by the Company at all times was reduced from $25.0 million to $15.0 million. The Company was not in compliance with certain debt covenants as of December 31, 2008, all of which were effectively cured as of such date by the entering into the Third Amendment to the Credit Facility, as described below. As a consequence of the forgoing, and certain provisions of the Third Amendment to the Credit Facility, the $63.0 million outstanding under the Line of Credit has been classified as a current liability as of December 31, 2008.

Revised Credit Facility

On May 20, 2009, the Company further amended its Credit Facility by entering into a Third Amended and Restated Credit Agreement dated as of May 18, 2009 (the “Third Amendment”). The Third Amendment, among other things, bifurcates the existing credit facility into two revolving credit facilities, (i) a $38,000,000 Revolving Credit A Facility (the “Revolving Credit A Facility” or “Revolving A Credit Advances”) which is deemed fully funded as of the date of the Third Amendment and (ii) a $29,289,245 Revolving Credit B Facility (the “Revolving Credit B Facility”), comprised of revolving credit advances in the aggregate of $25,000,000 which are deemed fully funded as of the date of the Third Amendment and letters of credit advances in the aggregate amount of $4,289,245 which are issued and outstanding as of the date of the Third Amendment. The Third Amendment requires the Company to draw down $4,289,245 under the Revolving Credit B Facility on the date of the Third Amendment and deposit such funds in a cash collateral account to cash collateralize outstanding letters of credit under the Credit Facility and eliminates the swingline features of the Credit Facility and the Company’s ability to cause the lenders to issue any additional letters of credit. In addition, the Third Amendment also changes the termination date of the Credit Facility from December 7,

2010 to March 31, 2010, subject to extension or early termination as described below, and modifies the interest rate incurred on borrowings by initially increasing the applicable margin by 450 basis points (or to 7.00% on prime rate loans and 8.00% on LIBOR based loans). The Third Amendment also eliminated specific financial covenants, and in its place, the Company is required to comply with an approved budget, that has been agreed to by the Company and the lenders, subject to agreed upon variances (“the Approved Budget”). The Company is also required under the Third Amendment, to effect a recapitalization plan (the “Recapitalization Plan”), on or before September 30, 2009 and in connection therewith to effect a prepayment of at least seventy two (72%) percent of the Revolving Credit A Advances (the “Partial Prepayment”). In the event the Company fails to effect the Recapitalization Plan and in connection therewith to effect a Partial Prepayment, the (i) lenders will have the right commencing on October 1, 2009, to exercise warrants, for nominal consideration (the “Warrants”), to purchase common stock of the Company equal to 15% of the common stock of the Company on a fully diluted basis as of such date, subject to adjustment, (ii) the applicable margin automatically increases to 11% on prime rate loans and increases to 12% on LIBOR based loans, (iii) the Company shall be required to amortize an aggregate of $10 million of the Revolving Credit A Facility in three (3) equal installments on the first business day of each of the last three (3) months of 2009, (iv) the Company is obligated to submit a revised budget by October 1, 2009, (v) the Credit Facility will terminate on January 15, 2010, and (vi) no further advances may be drawn under the Credit Facility.

In the event that Company effects the Recapitalization Plan and in connection therewith effects a Partial Prepayment on or prior to September 30, 2009, the Warrants automatically will expire and not become exercisable, the applicable margin will automatically be reduced to 3% on prime rate loans and 4% on LIBOR based loans and the Company shall have the right, subject to the requisite approval of the lenders, to seek an extension of the Credit Facility to January 5, 2011, provided the Company also pays a fee of .25% of the then outstanding commitments under the Credit Facility.

As a result of the Third Amendment the Company is required to prepay outstanding Revolving Credit A Advances (and to the extent the Revolving Credit A Facility shall be reduced to zero, prepay outstanding Revolving Credit B Advances) in an amount equal to 100% (or, after the Revolving Credit A Advances are reduced by at least the Partial Prepayment amount, in an amount equal to 50%) of Net Cash Proceeds (as defined in the Credit Agreement) from:

•	assets sales,

•	conversions of Investments (as defined in the Credit Agreement),

•	the refund of any taxes or the sale of equity interests by the Company or its subsidiaries,

•	the issuance of debt securities, or

•	any other transaction or event occurring outside the ordinary course of business of the Company or its subsidiaries;

provided, however, that (a) the Net Cash Proceeds received from the sale of the certain real property assets shall be used to prepay outstanding Revolving Credit B Advances and to the extent Revolving Credit B Advances shall be reduced to zero, to prepay outstanding Revolving Credit A Advances, (b) the Company shall prepay outstanding Revolving Credit B Advances in an amount equal to 100% of the Net Cash Proceeds from the sale of the Danbury Corporate Center in Danbury Connecticut (the “Danbury Property”) unless the Company is then not in compliance with the Recapitalization Plan in which event Revolving Credit A Advances shall be prepaid first and (c) the Company’s 2008 tax refund was used to prepay outstanding Revolving Credit B Advances upon the closing of the Third Amendment.

The Third Amendment requires the Company to (a) sell the Danbury Property by June 1, 2009, unless such date is extended with the applicable approval of the lenders and (b) use its commercially reasonable best efforts to sell four other commercial properties, including the two other GERA Properties (as defined below), by September 30, 2009.

Certain Real Estate Held for Sale

During the first half of 2007, the Company acquired three commercial properties — the Danbury Property in Danbury, Connecticut, Abrams Center in Dallas, Texas and 6400 Shafer Court in Rosemont, Illinois — for an aggregate contract price of $122.2 million, along with acquisition costs of approximately $1.3 million, and assumed obligations of approximately $542,000. The Company acquired the three properties pursuant to its warehousing strategy to accumulate these assets with the intention to hold them for future sale to GERA, the Company’s affiliated publicly traded special purpose acquisition company formed by the Company in September 2005. The Company funded its equity position in these acquisitions primarily with borrowings from its Credit Facility.

Simultaneously with the acquisition of the third property in June 2007, the Company closed two non-recourse mortgage loan financings with Wachovia Bank, National Association in an aggregate amount of $120.5 million. The proceeds of the mortgage loans were used to finance the purchase of this third property, to fund certain required reserves for all three properties, to pay the lender’s fees and costs and to repay certain amounts borrowed by the Company through its Credit Facility with respect to the first two properties purchased.

As a result of GERA failing to obtain the requisite consents of its stockholders in February 2008 to approve the acquisition of the three commercial office properties from the Company, GERA was unable to effect a business combination within the proscribed deadline of March 3, 2008 in accordance with its charter and was required to liquidate. Consequently, pursuant to a proxy statement filed by GERA with the SEC on March 24, 2008, at a special meeting of GERA’s stockholders held on April 14, 2008, the stockholders approved the dissolution and plan of liquidation of GERA. In the first quarter of 2008 the Company wrote-off its investment in GERA of approximately $5.8 million, including its stock and warrant purchases, operating advances and third party costs. The Company also paid third-party legal, accounting, printing and other costs (other than monies paid to stockholders of GERA on liquidation) associated with the dissolution and liquidation of GERA. In addition, the various exclusive service agreements that the Company had previously entered into with GERA for transaction services, property and facilities management, and project management, were no longer of any force or effect.

As of September 30, 2008, the Company initiated a plan to sell five properties it classified as real estate held for investment in its financial statements as of September 30, 2008. These five properties are comprised of the three commercial properties that were initially intended to be transferred to GERA as discussed above (the “GERA Properties”) and two other properties that the Company previously acquired with the intention of transferring to a strategic office fund that ultimately was never launched. As of December 31, 2008, the Company had a covenant within its Credit Facility that required the sale of the GERA Properties before March 31, 2009. The downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions by March 31, 2009. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assessed the value of the assets. In addition, the Company reviewed the valuation of its other owned properties and real estate investments. This valuation review resulted in the Company recognizing an impairment charge of approximately $90.4 million against the carrying value of the properties and real estate investments during the year ended December 31, 2008.

On October 31, 2008, the Company entered into that certain Agreement for the Purchase and Sale of Real Property and Escrow Instructions to effect the sale of the Danbury Property located at 39 Old Ridgebury Road, Danbury, Connecticut, to an unaffiliated entity for a purchase price of $76 million. This agreement was amended and restated in its entirety by that certain Danbury Merger Agreement dated as of January 23, 2009, as amended by the First Amendment to Danbury Merger Agreement dated as of January 23, 2009 (the “First Danbury Amendment”), which reduced the purchase price to $73.5 million. In accordance with the terms of the Danbury Merger Agreement, as amended by the First Danbury Amendment, the Company received one half of the buyer’s deposits in an amount of $3.125 million from the buyer upon the execution of the Danbury Merger Agreement, which released deposit remains subject to the terms of the Danbury Merger Agreement and the remaining $3.125 million of deposits continued to be held in escrow pending the closing. On May 19,

2009, the Company and the buyer entered into the Second Amendment to the Danbury Merger Agreement (the “Second Danbury Amendment”) pursuant to which the remaining $3.125 million of deposits held in escrow were released to the Company (and remain subject to the terms of the Danbury Merger Agreement, as amended) and the purchase price was reduced to $72.4 million. In accordance with the Second Danbury Amendment, the closing of the sale of the property, is expected to occur on or before June 1, 2009.

The Third Amendment to the Credit Facility requires the Company to (a) sell the Danbury Property by June 1, 2009, unless such date is extended with the applicable approval of the lenders and (b) use its best efforts to sell the four other commercial properties, including the two other GERA Properties, by September 30, 2009.

Industry and Competition

The U.S. commercial real estate services industry is large and highly fragmented, with thousands of companies providing asset management, investment management and brokerage services. In recent years the industry has experienced substantial consolidation, a trend that is expected to continue.

The top 25 brokerage companies collectively completed nearly $1.2 trillion in investment sales and leasing transactions globally in 2007, according to the latest available survey published by National Real Estate Investor, which is the most recent available survey. The Company ranked 13th in this survey, including transactions in its affiliate offices.

Within the management services business, according to a recent survey published in 2008 by National Real Estate Investor, the top 25 companies in the industry manage over 8.3 billion square feet of commercial property. The Company ranks as the seventh largest property management company in this survey with 265.6 million square feet under management at year end 2007, including property under management in its affiliate offices. The largest company in the survey had 1.9 billion square feet under management.

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

The Company believes there are only limited barriers to entry in its investment management business. Its programs face competition generally from REITs, institutional pension plans and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital to create programs to make these acquisitions. It also competes against other real estate companies who may be chosen by a broker-dealer as an investment platform instead of the Company and with other broker-dealers and other properties for viable tenants for its programs’ properties. Finally, GBE Securities faces competition from institutions that provide or arrange for other types of financing through private or public offerings of equity or debt and from traditional bank financings. While there can be no assurances that the Company will be able to continue to compete effectively, maintain current fee levels or margins, or maintain or increase its market share, based on its competitive strengths, the Company believes that it can operate successfully in the future in this highly competitive industry. The ability to do so, however, depends upon the Company’s ability to, among other things, successfully manage through the current, unprecedented disruption and dislocation of the credit markets and the weakening national and global economics. Specifically, as our business involves the acquisition, disposition, and financing of commercial properties, many of such activities are dependent, either directly or indirectly, and in whole or in part, with the availability and cost of credit. The disruption in the global capital market which began in 2008 has adversely affected our businesses and will continue to do so until such time as credit is once again available at reasonable costs. In addition, the health of real estate investment and leasing markets is dependent on the level of economic activity on a regional and local basis. The significant slowdown in overall economic activity in 2008 has adversely affected many sectors of our business and will continue to do so until economic conditions change.

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

Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. As a property manager, the Company could be held liable as an operator for any such contamination, even if the original activity was legal and the Company had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, the Company could be held responsible for more than its share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. The Company could also incur liability for property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties that it manages. Insurance for such matters may not always be available, or sufficient to cover the Company’s losses. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase the Company’s costs of legal compliance and potentially subject the Company to violations or claims. Although such costs have not had a material impact on the Company’s financial results or competitive position in 2008, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause the Company to incur significant costs in the future, and/or adversely impact the brokerage and management services businesses. See Note 20 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Seasonality

Notwithstanding the Company’s expanded business platform as a consequence of the Merger, a substantial portion of the Company’s revenues are derived from brokerage transaction services, which are seasonal in nature. As a consequence, the Company’s revenue stream and the related commission expense are also subject to seasonal fluctuations. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue from transaction services in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Transaction services revenue represented 39.3% of the $611.8 million in total revenue for 2008.

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

Dealer-Manager Services

The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are subject to regulations covering all aspects of the securities business. In general, broker-dealers are required to register with the SEC and to be members of FINRA or the New York Stock Exchange (“NYSE”). As a member of FINRA, GBE Securities’ broker-dealer business is subject to the requirements of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of FINRA. These regulations establish, among other things, the minimum net capital requirements for GBE Securities’ broker-dealer business. Such business is also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

Service Marks

The Company has registered trade names and service marks for the “Grubb & Ellis” name and logo and certain other trade names. The “Grubb & Ellis” brand name is considered an important asset of the Company, and the Company actively defends and enforces such trade names and service marks.

Real Estate Markets

The Company’s business is highly dependent on the commercial real estate markets, which in turn are impacted by numerous factors, including but not limited to the general economy, availability and terms of credit and demand for real estate in local markets. Changes in one or more of these factors could either favorably or unfavorably impact the volume of transactions, demand for real estate investments and prices or lease terms for real estate. Consequently, the Company’s revenue from transaction services, investment management operations and property management fees, operating results, cash flow and financial condition are impacted by these factors, among others.

The Merger

Upon the closing of the Merger, which occurred on December 7, 2007, the 43,779,740 shares of common stock of NNN that were issued and outstanding immediately prior to the Merger were automatically converted into 38,526,171 shares of common stock of the Company, and the 2,249,850 NNN restricted stock and stock options that were issued and outstanding immediately prior to the Merger were automatically converted into 1,979,868 shares of restricted stock and stock options of the Company. The shares of the Company’s common stock issued in connection with the Merger were registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Company’s common stock, including the shares of common stock issued pursuant to the Merger, continue to trade on the NYSE under the symbol “GBE.”

Unless otherwise indicated, all pre-merger NNN share data has been adjusted to reflect the conversion as a result of the Merger (see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

Subsequent to the closing of the Merger, in December 2007, the Company relocated its headquarters from Chicago, Illinois to Santa Ana, California, changed its fiscal year from June 30 to December 31, and appointed EY as its independent registered public accounting firm to audit financial statements of the Company going forward.

Employees

As of December 31, 2008, the Company had approximately 5,000 employees including more than 800 transaction professionals working in 54 owned offices. Nearly 2,600 employees serve as property and facilities management staff at the Company’s client-owned properties and the Company’s clients reimburse the Company fully for their salaries and benefits. The Company considers its relationship with its employees to be good and has not experienced any interruptions of its operations as a result of labor disagreements.

Availability of this Report

The Company’s internet address is www.grubb-ellis.com. On the Investor Relations page on this web site, the Company posts its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and its proxy statements as soon as reasonably practicable after it files them electronically with the SEC. All such filings on the Investor Relations web page are available to be viewed free of charge. Information contained on our website is not part of this Report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

In addition, a copy of this Report on Form 10-K is available without charge by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Item 1A.	Risk Factors.

Risks Related to the Company’s Business in General

We currently have restricted borrowing capacity under our senior secured credit facility, our senior secured credit facility imposes operating restrictions and covenants which the Company may be unable to maintain compliance with in future periods, and in an event of default, all of our borrowings would become immediately due and payable.

Our Credit Facility imposes, and any further amendment or refinancing thereof, may impose, operating and other restrictions on the Company and many of its subsidiaries. These restrictions will affect, and in many respects will limit or prohibit, our ability and our guarantor subsidiaries’ abilities to:

•	incur or guarantee additional indebtedness;

•	create liens;

•	make investments;

•	transfer or sell assets, including the stock of subsidiaries;

•	enter into mergers or consolidations;

•	enter into transactions with affiliates;

•	issue shares of preferred stock;

•	enter into sale/leaseback transactions; and

•	pay dividends or make distributions on capital stock or redeem or repurchase capital stock.

As a condition to entering into the Third Amendment to the Credit Facility the lenders thereunder required the Company to submit for lender pre-approval the Approved Budget and the Recapitalization Plan. The Third Amendment eliminated specific financial covenants; however, the Third Amendment imposes restrictions on the Company’s ability to operate outside of the Approved Budget, subject to a permitted negative cumulative cash flow variance equal to the greater of (a) 15% cumulative negative variance between actual and projected cash flow in the Approved Budget for the applicable period and (b) a $1,500,000 cumulative negative variance between actual and projected cash flow in the Approved Budget for the applicable period (the “Permitted Variance”); provided, however, that the Company’s failure to comply with the Permitted Variance, as a consequence of general economic conditions or otherwise, in any week shall not constitute an Event of Default unless such noncompliance has occurred for three consecutive calendar weeks. In addition the Third Amendment also requires the Company to implement the Recapitalization Plan and complete each step provided in the Recapitalization Plan by the dates set for such completion.

In the event the Company fails to effect the Recapitalization Plan and in connection therewith to effect a Partial Prepayment on or before September 30, 2009, the (i) lenders will have the right commencing on October 1, 2009, to exercise the Warrants, for nominal consideration, to purchase common stock of the Company equal to 15% of the common stock of the Company on a fully diluted basis as of such date, subject to adjustment, (ii) the applicable margin automatically increases to 11% on prime rate loans and increases to 12% on LIBOR based loans, (iii) the Company shall be required to amortize an aggregate of $10 million of the Revolving Credit A Facility in three (3) equal installments on the first business day of each of the last three (3) months of 2009, (iv) the Company is obligated to submit a revised budget by October 1, 2009, (v) the Credit Facility will terminate on January 15, 2010, and (vi) no further advances may be drawn under the Credit Facility. In the event that the Credit Facility terminates on January 15, 2010, the Company will be required to repay the Credit Facility in its entirety at that time, and there can be no assurances that the Company will have access to alternative funding sources, or if such sources are available to the Company, that they will be on favorable terms and conditions to the Company.

In addition, the Company is required to prepay outstanding Revolving Credit A Advances (and to the extent the Revolving Credit A Facility shall be reduced to zero, prepay outstanding Revolving Credit B Advances) in an amount equal to 100% (or, after the Revolving Credit A Advances are reduced by at least the Partial Prepayment amount, in an amount equal to 50%) of Net Cash Proceeds (as defined in the Credit Agreement) from:

•	assets sales,

•	conversions of Investments (as defined in the Credit Agreement),

•	the refund of any taxes or the sale of equity interests by the Company or its subsidiaries,

•	the issuance of debt securities, or

•	any other transaction or event occurring outside the ordinary course of business of the Company or its subsidiaries;

provided, however, (a) that the Net Cash Proceeds received from the sale of the certain real property assets shall be used to prepay outstanding Revolving Credit B Advances and to the extent Revolving Credit B Advances shall be reduced to zero, to prepay outstanding Revolving Credit A Advances, (b) the Company shall prepay outstanding Revolving Credit B Advances in an amount equal to 100% of the Net Cash Proceeds from the sale of the Danbury Property unless the Company is then not in compliance with the Recapitalization Plan in which event Revolving Credit A Advances shall be prepaid first and (c) the Company’s 2008 tax refund was used to prepay outstanding Revolving Credit B Advances upon the closing of the Third Amendment.

The Company’s ability to comply with these covenants may be affected by many events beyond its control and the Company’s future operating results may not allow the Company to comply with the covenants, or in the event of a default, to remedy that default. There can be no assurance that the Company will continue to comply in future periods.

The Company’s failure to comply with these covenants or to comply with the other restrictions contained in its Credit Facility could result in a default, which could cause such indebtedness under its existing Credit Facility to become immediately due and payable. If the Company is unable to repay outstanding borrowings when due, the lenders under the Credit Facility will have the right to proceed against the collateral granted to the lenders to secure the debt, which is substantially all of the assets of the Company. In the event that the

Company is in default of its existing Credit Facility, the Company may seek to explore a variety of options, including but not limited to accessing alternative debt or equity capital or effective asset sales, although there can be no assurances that any such alternatives will be available to the Company, or, if available to the Company, on terms and conditions favorable to the Company.

The restrictions contained in our Credit Facility could also limit our ability to plan for or react to market conditions or meet capital needs and adversely affect our ability to finance ongoing operations, acquisitions and investments.

Based upon the Third Amendment to the Credit Facility, the Company did not have any further ability to borrow under the Credit Facility as of the date of the Third Amendment, as the Credit Facility was fully drawn. The Company may only borrow under the Revolving Credit B Facility to the extent that it repays outstanding Revolving Credit B Advances thereunder and such advances are used to pay expenses in compliance with the Approved Budget or to fund Permitted Cash Reserves (as defined in the Credit Facility).

The ongoing downturn in the general economy and the real estate market has negatively impacted and could continue to negatively impact the Company’s business and financial results.

Periods of economic slowdown or recession, significantly reduced access to credit, declining employment levels, decreasing demand for real estate, declining real estate values or the perception that any of these events may occur, can reduce transaction volumes or demand for services for each of our business lines. The current recession and the downturn in the real estate market have resulted in and may continue to result in:

•	a decline in acquisition, disposition and leasing activity;

•	a decline in the supply of capital invested in commercial real estate;

•	a decline in fees collected from investment management programs, which are dependent upon demand for investment in commercial real estate; and

•	a decline in the value of real estate and in rental rates, which would cause the Company to realize lower revenue from:

•	property management fees, which in certain cases are calculated as a percentage of the revenue of the property under management; and

•	commissions or fees derived from property valuation, sales and leasing, which are typically based on the value, sale price or lease revenue commitment, respectively.

The declining real estate market in the United States, the availability and cost of credit, increased unemployment, volatile oil prices, declining consumer confidence and the instability of United States banking and financial institutions, have contributed to increased volatility, an overall economic slowdown and diminished expectations for the economy and markets going forward. The fragile state of the credit markets, the fear of a global recession for an extended period and the current economic environment have impacted real estate services and investment management firms like ours through reduced transaction volumes, falling transaction values, lower real estate valuations, liquidity restrictions, market volatility, and the loss of confidence. As a consequence, similar to other real estate services and investment management firms, our stock price has declined significantly.

These negative economic conditions have caused a reduced demand for overall amount of sale and leasing activity in the commercial real estate industry and the demand for our transaction and management services and investment management services. Our revenues and profitability depend upon on the overall demand for our services from our clients. As a result of the economic conditions in 2008, we were not in compliance with certain of our financial covenants under our Credit Facility as of September 30, 2008. In November 2008, the applicable financial covenants were amended for certain periods in the Second Letter Amendment to the Credit Facility effective as of September 30, 2008. We were not in compliance with certain debt covenants as of December 31, 2008, all of which were effectively cured as of such date by the Third Amendment. As a consequence of the foregoing and certain provisions of the Third Amendment, the $63.0 million outstanding under the Credit Facility has been classified as a current liability as of December 31, 2008.

The Third Amendment restricts our ability to operate outside of the Approved Budget without the permission of the requisite majority of lenders. In addition, we are required to remit Net Cash Proceeds from the sale of assets including real estate assets to repay advances under the Credit Facility and pursue additional sources of capital in accordance with the Recapitalization Plan. All of these demands put the Company’s liquidity and financial resources at risk.

Due the economic downturn, it may take us longer to dispose of real estate assets and investments and the selling prices may be lower than originally anticipated. If this occurs, fees from transaction services will be reduced. In addition, the performance of certain properties in the investment management portfolio may be negatively impacted, which would likewise affect our fees. As a result, the carrying value of certain of our real estate investments may become impaired and we could record losses as a result of such impairment or we could experience reduced profitability related to declines in real estate values. As of September 30, 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements as of September 30, 2008. As of December 31, 2008, the Company’s Credit Facility included a covenant which required the sale of certain of these assets before March 31, 2009. The downturn in the global credit markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions as of March 31, 2009. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assessed the value of the assets. In addition, the Company reviewed the valuation of its other owned properties and real estate investments. This valuation review resulted in the Company recognizing an impairment charge of approximately $90.4 million against the carrying value of the properties and real estate investments during the year ended December 31, 2008. The Third Amendment to the Credit Facility requires the Company to (a) sell the Danbury Property by June 1, 2009, unless such date is extended with the applicable approval of the lenders and (b) use its commercially reasonable best efforts to sell the four other commercial properties, including the two other GERA Properties, by September 30, 2009. In order to satisfy the covenants in our Credit Agreement, we may be forced to reduce the purchase price of these properties in order to sell the properties which may result in further impairment.

We are not able to predict the severity or duration of the current adverse economic environment or the disruption in the financial markets. The real estate market tends to be cyclical and related to the condition of the overall economy and to the perceptions of investors, developers and other market participants as to the economic outlook. The ongoing downturn in the general economy and the real estate market has negatively impacted and could continue to negatively impact the Company’s business and results of operations.

The ongoing adverse developments in the credit markets and the risk of continued market deterioration have adversely affected the Company’s revenues, expenses and operating results and may continue to do so.

Our business lines are sensitive to credit cost and availability as well as market place liquidity. In addition, the revenues in all our businesses are dependent to some extent on overall volume of activity and pricing in the commercial real estate market. In 2008, the credit markets experienced an unprecedented level of disruption and uncertainty. This disruption and uncertainty has reduced the availability and significantly increased the cost of most sources of funding. In certain cases, sources of funding have been eliminated.

Disruptions in the credit markets have adversely affected, and may continue to adversely affect, our business of providing services to owners, purchasers, sellers, investors and occupants of real estate in connection with acquisitions, dispositions and leasing of real property. If our clients are unable to obtain credit on favorable terms, there will be fewer completed acquisitions, dispositions and leases of property. In addition, if purchasers of real estate are not able to obtain favorable financing resulting in a lack of disposition opportunities for funds whom we act as advisor, our fee revenues will decline and we may also experience losses on real estate held for investment.

The recent decline in real estate values and the inability to obtain financing has either eliminated or severely reduced the availability of the Company’s historical funding sources for its investment management programs, and to the extent credit remains available for these programs, it is currently more expensive. The Company may not be able to continue to access sources of funding for its investment management programs or, if available to the Company, the Company may not be able to do so on favorable terms. Any decision by lenders to make additional funds available to the Company in the future for its investment management programs will depend upon a number of factors, such as industry and market trends in our business, the lenders’ own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

The depth and duration of the current credit market and liquidity disruptions are impossible to predict. In fact, the magnitude of the recent credit market disruption has exceeded the expectations of most if not all market participants. This uncertainty limits the Company’s ability to develop future business plans and the Company believes that it limits the ability of other participants in the credit markets and the real estate markets to do so as well. This uncertainty may lead market participants to act more conservatively than in recent history, which may continue to depress demand and pricing in our markets.

If the Company fails to meet its payment or other obligations under its senior secured credit facility, then the lenders under such credit facility could foreclose on, and acquire control of, substantially all of its assets.

Any material downturn in the Company’s revenue or increase in its costs and expenses could impair its ability to meet its debt obligations. The Company’s lenders under the senior secured Credit Facility have a lien on substantially all of the Company’s assets and the assets of the Company’s subsidiaries including their respective accounts receivable, cash, general intangibles, investment property and future acquired material property. If the Company fails to meet its payment or other obligations under the Credit Facility, the lenders under such Credit Facility will be entitled to foreclose on substantially all of the assets of the Company and the Company’s subsidiaries and liquidate these assets.

We experienced additional, unanticipated costs and may have additional risk and further costs as a result of the restatement of our financial statements.

As a result of the restatement of certain audited and unaudited financial data, and the special investigation in connection therewith, we incurred substantial, additional unanticipated costs for accounting and legal fees. The restatement and special investigation was also time-consuming and affected management’s attention and resources. Further, there are no assurances that we will not become involved in legal proceedings in the future in relation to these restatements. In connection with any such potential proceedings, any incurred expenses not covered by available insurance or any adverse resolution could have a material adverse effect on the Company. Any such future legal proceedings could also be time-consuming and distract our management from the conduct of our business.

The Company may not be able to obtain additional financing when the Company needs it or on acceptable terms, and any such financing, or the failure to obtain financing, may adversely affect the market price of the Company’s common stock.

There can be no assurance that the anticipated cash flow from operations will be sufficient to meet all of the Company’s cash requirements. The Company intends to continue to make investments to support the Company’s business growth and may require additional funds to respond to business challenges. Accordingly, the Company may need to complete additional equity or debt financings to secure additional funds. The Company cannot assure you that further equity or debt financing will be available on acceptable terms, if at all. If the market price of the Company’s common stock does not increase significantly the Company will have limited ability to address financing needs through an equity offering or such equity financing may result in significant dilution to existing stockholders. In addition, the terms of any debt financing may restrict the Company’s financial and operating flexibility. The Company’s inability to obtain any needed financing, or the terms on which it may be available, could have a material adverse effect on the Company’s business.

We have received a notice from the New York Stock Exchange (“NYSE”) that we did not meet its continued listing requirements. If we are unable to rectify this non-compliance in accordance with NYSE rules, our common stock will be delisted from trading on the NYSE, which could have a material adverse effect on the liquidity and value of our common stock.

On February 20, 2009, we received notification from NYSE Regulation, Inc. that we were not in compliance with the NYSE’s continued listing standard requiring that the average closing price of our common stock be above $1.00 per share over a 30 consecutive trading-day period. Under the NYSE’s rules, we normally would have six months, or until August 20, 2009, for our share price and average share price to comply with the share price standard. However, on February 26, 2009, the NYSE temporarily suspended the application of its continued listing criteria relating to a minimum average trading price of $1.00 until June 30, 2009. Companies currently below the $1.00 minimum level that do not regain compliance during the suspension period recommence their compliance period upon reinstitution of the share price standard and thereupon receive the remaining balance of their compliance period. If the share price and average share price of our common stock do not regain compliance with the $1.00 requirement during the suspension period, under the NYSE’s temporary rulemaking we will have until on or about December 20, 2009, in which to comply with the share price standard.

If we are unable to regain compliance with the NYSE’s continued listing standard within the required time frame, our common stock will be delisted from the NYSE. As a result, we likely would have our common stock quoted on the Over-the-Counter Bulletin Board (“OTC BB”) in order to have our common stock continue to be traded on a public market. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. Delisting from the NYSE also may preclude us from using certain state securities law exemptions, which could make it more difficult and expensive for us to raise capital in the future and more difficult for us to provide compensation packages sufficient to attract and retain top talent. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, and such issuers receive less news and analyst coverage, our reputation may suffer, which could result in a decrease in the trading price of our shares. The delisting of our common stock from the NYSE, therefore, could significantly disrupt the ability of investors to trade our common stock and could have a material adverse effect on the value and liquidity of our common stock.

The Company is in a highly competitive business with numerous competitors, some of which may have greater financial and operational resources than it does.

The Company competes in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as on a regional and local level. The Company faces competition not only from other national real estate service providers, but also from global real estate service providers, boutique real estate advisory firms, consulting and appraisal firms. Depending on the product or service, the Company also faces competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than the Company does. The Company is also subject to competition from other large national firms and from multi-national firms that have similar service competencies to it. Although many of the Company’s competitors are local or regional firms that are substantially smaller than it, some of its competitors are substantially larger than it on a local, regional, national or international basis. In general, there can be no assurance that the Company will be able to continue to compete effectively with respect to any of its business lines or on an overall basis, or to maintain current fee levels or margins, or maintain or increase its market share.

The TIC business in general, from which the Company has historically generated significant revenues, materially contracted in 2008.

The Company has historically generated significant revenues from fees earned through the transaction structuring and property management of its TIC Programs. In 2008, however, with the nationwide decline in real estate values and the global credit crises, the TIC industry contracted significantly. According to the research of OMNI, approximately $3.7 billion of TIC equity was raised in 2006. In 2008, the amount of TIC equity raised declined by approximately 66% to $1.24 billion. Moreover, OMNI has indicated that based on the current year-to-date activity through the first part of 2009, should the current trends remain constant throughout the entire calendar year, the TIC industry would raise approximately $300.0 million in 2009, an approximately 90% decline from 2006. As the Company has historically generated a significant amount of revenue from its TIC operations, the rapid and steep decline in this industry may have a material, adverse effect on the Company’s business and results of operations if it is unable to generate revenues in its other business segments, of which there can be no assurances, to make up for the loss of TIC-related revenues.

As a service-oriented company, the Company depends on key personnel, and the loss of its current personnel or its failure to hire and retain additional personnel could harm its business.

The Company depends on its ability to attract and retain highly skilled personnel. The Company believes that its future success in developing its business and maintaining a competitive position will depend in large part on its ability to identify, recruit, hire, train, retain and motivate highly skilled executive, managerial, sales, marketing and customer service personnel. Competition for these personnel is intense, and the Company may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. Since July 2008, the Company has been conducting a search to identify and hire a Chief Executive Officer. Shortly after the resignation of the Company’s Chief Executive Officer in July 2008, the Company appointed an interim Chief Executive Officer. As of the date of filing this Form 10-K, the Company has not yet identified and hired a permanent Chief Executive Officer. The Company’s ability to attract new employees may be limited by certain restrictions in its senior secured credit facility, including limitations on cash bonus payments to new hires and may only make cash payments that exceed those limits if it receives approval from the administrative agent, which cannot be guaranteed. We use equity incentives to attract and retain our key personnel. In 2008, and the first quarter of 2009, our stock price declined significantly, resulting in the decline in value of previously provided equity awards, which may result in an increase risk of loss of key personnel. The performance of our stock may also diminish our ability to offer attractive incentive awards to new hires. The Company’s failure to recruit and retain necessary executive, managerial, sales, marketing and customer service personnel could harm its business and its ability to obtain new customers.

The Company plans to expand its business to include international operations that could subject it to social, political and economic risks of doing business in foreign countries.

Although the Company does not currently conduct significant business outside the United States, the Company intends to expand its business to include international operations. There can be no assurance that the Company will be able to successfully expand its business in international markets. Current global economic conditions may restrict, limit or delay the Company’s ability to expand its business into international markets or make such expansion less economically feasible. If the Company expands into international markets, circumstances and developments related to international operations that could negatively affect the Company’s business or results of operations include, but are not limited to, the following factors:

•	lack of substantial experience operating in international markets;

•	lack of recognition of the Grubb & Ellis brand name in international markets;

•	difficulties and costs of staffing and managing international operations;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	diverse foreign currency fluctuations;

•	changes in regulatory requirements;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws;

•	the impact of regional or country-specific business cycles and economic instability;

•	the geographic, time zone, language and cultural differences among personnel in different areas of the world;

•	political instability; and

•	foreign ownership restrictions with respect to operations in certain countries.

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

Failure to manage any future growth effectively may have a material adverse effect on the Company’s financial condition and results of operations.

Management will need to successfully manage any future growth effectively. The Company has pursued an aggressive expansion strategy in the transaction services business. The integration and additional growth may place a significant strain upon management, administrative, operational and financial infrastructure. The Company’s ability to grow also depends upon its ability to successfully hire, train, supervise and manage additional executive officers and new employees, obtain financing for its capital needs, expand its systems effectively, allocate its human resources optimally, maintain clear lines of communication between its transactional and management functions and its finance and accounting functions, and manage the pressures on its management and administrative, operational and financial infrastructure. Additionally, managing future growth may be difficult due to the new geographic locations and business lines of the Company. There can be no assurance that the Company will be able to accurately anticipate and respond to the changing demands it will face as it integrates and continues to expand its operations, and it may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the future growth effectively could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to the Company’s Transaction Services and Management Services Business

The Company’s quarterly operating results are likely to fluctuate due to the seasonal nature of its business and may fail to meet expectations, which may cause the price of its securities to decline.

Historically, the majority of legacy Grubb & Ellis revenue has been derived from the transaction services that it provides. Such services are typically subject to seasonal fluctuations. Legacy Grubb & Ellis typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. As a result, since a high proportion of these operating expenses are fixed, declines in revenue could disproportionately affect the Company’s operating results in a quarter. In addition, the Company’s quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. If the Company’s quarterly operating results fail to meet expectations, the price of the Company’s securities could fluctuate or decline significantly.

If the properties that the Company manages fail to perform, then its business and results of operations could be harmed.

The Company’s success partially depends upon the performance of the properties it manages. The Company could be adversely affected by the nonperformance of, or the deteriorating financial condition of, certain of its clients. The revenue the Company generates from its property management business is generally a percentage of aggregate rent collections from the properties. The performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of the Company’s control:

•	the Company’s ability to attract and retain creditworthy tenants;

•	the magnitude of defaults by tenants under their respective leases;

•	the Company’s ability to control operating expenses;

•	governmental regulations, local rent control or stabilization ordinances which are in, or may be put into, effect;

•	various uninsurable risks;

•	financial condition of certain clients;

•	financial conditions prevailing generally and in the areas in which these properties are located;

•	the nature and extent of competitive properties; and

•	the general real estate market.

These or other factors may negatively impact the properties that the Company manages, which could have a material adverse effect on its business and results of operations.

If the Company fails to comply with laws and regulations applicable to real estate brokerage and mortgage transactions and other business lines, then it may incur significant financial penalties.

Due to the broad geographic scope of the Company’s operations and the real estate services performed, the Company is subject to numerous federal, state and local laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions requires the Company to maintain brokerage licenses in each state in which it operates. If the Company fails to maintain its licenses or conduct brokerage activities without a license or violate any of the regulations applicable to our licenses, then it may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to the Company’s business, both in the United States and in foreign countries, also may change in ways that increase the costs of compliance. The failure to comply with both foreign and domestic regulations could result in significant financial penalties which could have a material adverse effect on the Company’s business and results of operations.

The Company may have liabilities in connection with real estate brokerage and property and facilities management activities.

As a licensed real estate broker, the Company and its licensed employees and independent contractors that work for it are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject the Company or its employees to litigation from parties who purchased, sold or leased properties that the Company or they brokered or managed. The Company could become subject to claims by participants in real estate sales, as well as building owners and companies for whom we provide management services, claiming that the Company did not fulfill its statutory obligations as a broker.

In addition, in the Company’s property and facilities management businesses, it hires and supervises third-party contractors to provide construction and engineering services for its managed properties. While the Company’s role is limited to that of a supervisor, the Company may be subject to claims for construction defects or other similar actions. Adverse outcomes of property and facilities management litigation could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In addition, in its role as a property manager, the Company could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes at properties it currently or formerly managed, or at off-site locations where wastes from such properties were disposed. Such liability can be imposed without regard for the lawfulness of the original disposal activity, or the Company’s knowledge of, or fault for, the release or contamination. Further, liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site. The Company could also be held liable for property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties it manages. Insurance for such matters may not be available or sufficient.

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase the Company’s costs of legal compliance and potentially subject it to violations or claims. Although such costs have not had a material impact on its financial results or competitive position during fiscal year 2006, 2007 or 2008, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause it to incur significant costs in the future, and/or adversely impact its brokerage and management services businesses.

Risks Related to the Company’s Investment Management and Broker-Dealer Business

Declines in asset value and reductions in distributions in investment programs could adversely affect the Company business, as it could cause harm to the Company’s reputation, cause the loss of management contracts and third-party broker-dealer selling agreements, limit the Company’s ability to sign future third-party broker-dealer selling agreements and potentially expose the Company to legal liability.

The current market value of many of the properties owned through the Company’s investment programs have recently decreased as a result of the overall decline in the economy and commercial real estate generally. In addition, there have been reductions in distributions in numerous investment programs in 2008, in certain instances to a zero percent distribution rate. Significant declines in value and reductions in distributions in the investment programs sponsored by the Company could adversely affect the Company’s reputation and the Company’s ability to attract investors for future investment programs. In addition, significant declines in value and reductions in distributions could cause the Company to lose asset and property management contracts for its investment management programs, cause the Company to lose third-party broker-dealer selling agreements for existing investment programs, including its REITs, and limit the Company’s ability to sign future third-party broker-dealer agreements. The loss of value may be significant enough to cause certain investment programs to go into foreclosure or result in a complete loss of equity for program investors. Significant losses in asset value and investor equity and reductions in distributions increases the risk of claims or legal actions by program investors. Any such legal liability could result in further damage to the Company’s reputation, loss of third-party broker-dealer selling agreements and incurrence of legal expenses.

The Company currently provides its Investment Management services primarily to its programs. Its revenue depends on the number of its programs, on the price of the properties acquired or disposed of by these programs, and on the revenue generated by the properties under its management.

The Company derives fees for Investment Management services based on a percentage of the price of the properties acquired or disposed of by its programs and for management services based on a percentage of the rental amounts of the properties in its programs. The Company is responsible for the management of all of the properties owned by its programs, but as of December 31, 2008 it had subcontracted the property management of approximately 18.0% of its programs’ office, medical office and healthcare related facilities and retail properties (based on square footage) and 30.3% of its programs’ multi-family apartment units to third parties. For REITs, investment decisions are controlled by the Board of Directors of REITs that are independent of the Company. Investment decisions of these Boards affect the fees earned by the Company. As a result, if any of the Company’s programs are unsuccessful, both its Transaction Services and Investment Management services fees will be reduced, if any are paid at all. In addition, failures of the Company’s programs to provide competitive investment returns could significantly impair its ability to market future programs. The Company’s inability to spread risk among a large number of programs could cause it to be over-reliant on a limited number of programs for its revenues. There can be no assurance that the Company will maintain current levels of transaction and management services for its programs’ properties.

The Company may be unable to grow its programs, which would cause it to fail to satisfy its business strategy.

A significant element of the Company business strategy is the growth in the number of its programs. The consummation of any future program will be subject to raising adequate capital for the investment, identifying appropriate assets for acquisition and effectively and efficiently closing the transactions. There can be no assurance that the Company will be able to identify and invest in additional properties or will be able to raise adequate capital for new programs in the future. If the Company is unable to consummate new programs in the future, it will not be able to continue to grow the revenue it receives from either transaction or management services.

The inability to access investors for the Company’s programs through broker-dealers or other intermediaries could have a material adverse effect on its business.

The Company’s ability to source capital for its programs depends significantly on access to the client base of securities broker-dealers and other financial investment intermediaries that may offer competing investment products. The Company believes that its future success in developing its business and maintaining a competitive position will depend in large part on its ability to continue to maintain these relationships as well as finding additional securities broker-dealers to facilitate offerings by its programs or to find investors for the Company’s REITs, TIC Programs and other investment programs. The Company cannot be sure that it will continue to gain access to these channels. In addition, competition for capital is intense and the Company may not be able to obtain the capital required to complete a program. The inability to have this access could have a material adverse effect on its business and results of operations.

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

A significant amount of the Company’s revenue has historically been derived from fees earned through the transaction structuring and property management of its TIC Programs, which programs rely primarily on Section 1031 of the Internal Revenue Code to provide for deferral of capital gains taxes to make these programs attractive. A change in this tax code section or a complete revocation of this section as it relates specifically to TICs could materially impact these programs.

Section 1031 of the Internal Revenue Code provides for the deferral of capital gains taxes which would ordinarily arise from the sale of real estate through a tax-deferred exchange of property, which defers the recognition of capital gains tax until such time as the replacement property is sold in a taxable transaction. These transactions are referred to as 1031 exchanges. In 2002, the Internal Revenue Service, or IRS, issued advance ruling guidelines outlining the requirements for properly structured TIC arrangements, which the Company believes validate the TIC structure generally and as it employs it. However, as recently as May 2006, the Senate Finance Committee proposed a bill in the negotiations over the budget reconciliation tax-cutting package to modify Section 1031 treatment for TICs as a way to raise additional tax revenue. The proposal was unsuccessful, but the Company cannot assure you that in the future there will not be attempts to limit or disallow the tax deferral benefits for TIC transactions. For the year ended December 31, 2008, approximately 1.4% of the Company’s total revenue was derived from TIC acquisition fees, although this amount is declining due to a significant contraction in the industry in 2008 (see Risk Factor above, “The TIC business in general, from which the Company has historically generated significant revenues, materially contracted in 2008”) If the Company were no longer able to structure TIC Programs as 1031 exchanges for its investors, it could lose a significant amount of revenue in the future, which might materially affect its results of operations. Moreover, any attempt to limit or disallow the tax deferral benefits of the 1031 exchange generally would have a material adverse effect on the real estate industry generally and on the Company’s business and results of operations.

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

The Company’s programs generally focus on acquiring assets satisfying particular investment criteria, such as type or quality of tenants. There is generally no or little focus on the geographic location of a particular property. The Company cannot guarantee, however, that its programs will have, or will be able to maintain, a significant amount of geographic diversity. Although the Company’s property programs are located in 31 states, a majority of these properties (by square footage) are located in Texas, California, Florida and North Carolina. Geographic concentration of properties exposes the Company’s programs to economic downturns in the areas where the properties are located. A regional recession or other major, localized economic disruption in a region, such as earthquakes and hurricanes, in any of these areas could adversely affect the Company’s programs’ ability to generate or increase their operating revenues, attract new tenants or dispose of unproductive properties. Any reduction in program revenues would effectively reduce the fees the Company generates from them, which would adversely affect the Company’s results of operations and financial condition.

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

If third-party managers providing property management services for the Company’s programs’ office, medical office and healthcare related facilities, retail and multi-family properties are negligent in their performance of, or default on, their management obligations, the tenants may not renew their leases or the Company may become subject to unforeseen liabilities. If this occurs, it could have an adverse effect on the Company’s financial condition and operating results.

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

One of the Company’s business strategies is to develop new programs. The development of a new program requires the identification and subsequent acquisition of properties when the opportunity arises. In some instances, in order to effectively and efficiently complete a program, the Company may provide deposits for the acquisition of property or actually purchase the property and warehouse it temporarily for the program. If the Company does not have cash on hand available to pay these deposits or fund an acquisition, the Company or the Company’s programs may be required to incur additional indebtedness, which indebtedness may not be available on acceptable terms. If the Company incurs substantial debt, the Company could lose its interests in any properties that have been provided as collateral for any secured borrowing, or the Company could lose its assets if the debt is recourse to it. In addition, the Company’s cash flow from operations may not be sufficient to repay these obligations upon their maturity, making it necessary for the Company to raise additional capital or dispose of some of its assets. The Company cannot assure you that it will be able to borrow additional debt on satisfactory terms, or at all. The Third Amendment to the Credit Agreement includes a restrictive covenant which prohibits the Company from incurring such indebtedness unless consistent with the Approved Budget without the consent of the requisite majority of lenders.

The Company may be required to repay loans the Company guaranteed that were used to finance properties acquired by the Company’s programs.

From time to time the Company has provided guarantees of loans for properties under management. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from 1 to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion as of December 31, 2008. The Company’s guarantees consisted of the following as of December 31, 2008. In addition, the consolidated variable interest entities (“VIEs”) and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.8 million and $385.3 million as of December 31, 2008, respectively.

(In thousands)	December 31, 2008

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,414,433
Non-recourse/carve-out guarantees of the Company’s debt(1)	$107,000
Guarantees of the Company’s mezzanine debt	$—
Recourse guarantees of debt of properties under management	$42,426
Recourse guarantees of the Company’s debt	$10,000

(1)	A “non-recourse/carve-out” guaranty imposes personal liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

As property values and performance decline, the risk of exposure under these guarantees increases. Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). As of December 31, 2008, the Company recorded a liability of $9.1 million related to recourse guarantees of debt of properties under management which matured in January and April 2009. Any other such liabilities were insignificant as of December 31, 2008 and 2007. The Third Amendment to the Credit Facility includes a restrictive covenant which prohibits the Company from providing any additional guarantees unless consistent with the Approved Budget without the consent of the requisite majority of lenders.

The revenue streams from the Company’s management services may be subject to limitation or cancellation.

The agreements under which the Company provides advisory and management services to public non-traded REITs may generally be terminated by each REIT following a notice period, with or without cause. The Company cannot assure you that these agreements will not be terminated and the board of directors and management of Grubb & Ellis Healthcare REIT has informed the Company that it does not intend to renew its Advisory Agreement with the Grubb & Ellis Healthcare REIT Advisor, LLC, a subsidiary of the Company, upon the termination of the Advisory Agreement on September 20, 2009. In addition, if the Company has a significant amount of TIC Programs selling their properties or public non-traded REITs liquidating in the same period, the Company’s revenues would decrease unless it is able to find replacement programs to generate new fees. The Company is currently in the process of liquidating two of its public non-traded REITs and, as a result, the Company’s management fees from these REITs have been reduced due to the number of properties that have been sold. Any decrease in the Company’s fees, as a result of termination of a contract or customary close out or liquidation of a program, could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company depends upon its programs’ tenants to pay rent, and their inability to pay rent may substantially reduce certain fees the Company receives which are based on gross rental amounts.

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

Defaults by tenants or the failure of any lease guarantors to fulfill their obligations, or other early termination of a lease could, depending upon the size of the leased premises and the Company’s ability as property manager to successfully find a substitute tenant, have a material adverse effect on the Company’s revenue.

Conflicts of interest inherent in transactions between the Company’s programs and the Company, and among its programs, could create liability for the Company that could have a material adverse effect on its results of operations and financial condition.

These conflicts include but are not limited to the following:

•	the Company experiences conflicts of interests with certain of its directors, officers and affiliates from time to time with regard to any of its investments, transactions and agreements in which it holds a direct or indirect pecuniary interest;

•	since the Company receives both management fees and acquisition and disposition fees for its programs’ properties, the Company could be in conflict with its programs over whether their properties should be sold or held by the program and the Company may make decisions or take actions based on factors other than in the best interest of investors of a particular sponsored investor program;

•	a component of the compensation of certain of the Company’s executives is based on the performance of particular programs, which could cause the executives to favor those programs over others;

•	the Company may face conflicts of interests as to how it allocates property acquisition opportunities or prospective tenants among competing programs;

•	the Company may face conflicts of interests if programs sell properties to each other or invest in each other; and

•	the Company’s executive officers will devote only as much of their time to a program as they determine is reasonably required, which may be substantially less than full time; during times of intense activity in other programs, these officers may devote less time and fewer resources to a program than are necessary or appropriate to manage the program’s business.

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

The inability to identify suitable refinance options may negatively impact investment program performance and cause harm to the Company’s reputation, cause the loss of management contracts and third-party broker-dealer selling agreements, limit the Company’s ability to sign future third-party broker-dealer selling agreements and potentially expose the Company to legal liability.

The availability of real estate financing has greatly diminished over the past year as a result of the global credit crisis and overall decline in the real estate market. As a result, the Company may not be able to refinance some or all of the loans maturing in its investment management portfolio. Failure to obtain suitable refinance options may have a negative impact on investment returns and may potentially cause investments to go into foreclosure or result in a complete loss of equity for program investors. Any such negative impact on distributions, foreclosure or loss of equity in an investment program could adversely affect the Company’s reputation and the Company’s ability to attract investors for future investment programs. In addition, it could cause the Company to lose asset and property management contracts, cause the Company to lose third-party broker-dealer selling agreements for existing investment programs, including its REITs, and limit the Company’s ability to sign future third-party broker-dealer agreements. Significant losses in investor equity and reductions in distributions increases the risk of claims or legal actions by program investors. Any such legal liability could result in damage to the Company’s reputation, loss of third-party broker-dealer selling agreements and incurrence of legal expenses.

An increase in interest rates may negatively affect the equity value of the Company’s programs or cause the Company to lose potential investors to alternative investments, causing the fees the Company receives for transaction and management services to be reduced.

Although in the last two years, interest rates in the United States have generally decreased, if interest rates were to rise, the Company’s financing costs would likely rise and the Company’s net yield to investors may decline. This downward pressure on net yields to investors in the Company’s programs could compare poorly to rising yields on alternative investments. Additionally, as interest rates rise, valuations of commercial real estate properties typically decline. A decrease in both the attractiveness of the Company’s programs and the value of assets held by these programs could cause a decrease in both transaction and management services revenues, which would have an adverse effect on the Company’s results of operations.

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

Risks Related to the Company in General

Delaware law and provisions of the Company’s amended and restated certificate of incorporation and restated bylaws contain provisions that could delay, deter or prevent a change of control.

The anti-takeover provisions of Delaware law impose various impediments on the ability or desire of a third party to acquire control of the Company, even if a change of control would be beneficial to its existing stockholders, and the Company will be subject to these Delaware anti-takeover provisions. Additionally, the Company’s amended and restated certificate of incorporation and its restated bylaws contain provisions that might enable its management to resist a proposed takeover of the Company. The provisions include:

•	a staggered or classified board of directors;

•	the authority of the Company’s board to issue, without stockholder approval, preferred stock with such terms as the Company’s board may determine;

•	the authority of the Company’s board to adopt, amend or repeal the Company’s bylaws; and

•	a prohibition on holders of less than a majority of the Company’s outstanding shares of capital stock calling a special meeting of the Company’s stockholders.

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

As a consequence the amendments to the Company’s amended and restated certificate of incorporation adopted in connection with the Merger, the Company has a staggered board, which may entrench management and discourage unsolicited stockholder proposals that may be deemed to be in the best interests of stockholders.

The Company’s amended and restated certificate of incorporation provides that its board of directors be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting, only a minority of the board of directors will be considered for election. Since the Company’s staggered board would prevent its stockholders from replacing a majority of its board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be deemed to be in the best interests of stockholders.

The Company has the ability to issue blank check preferred stock, which could adversely affect the voting power and other rights of the holders of its common stock.

The Company does not currently have any issued and outstanding preferred stock. However, the board of directors has the right to issue “blank check” preferred stock, which may affect the voting rights of holders of common stock and could deter or delay an attempt to obtain control of the Company. There are ten million shares of preferred stock authorized. Subject to the requisite lender approval under the Credit Facility, the Company’s board of directors is authorized, without any further stockholder approval, to issue one or more additional series of preferred stock. The Company is authorized to fix and state the voting rights, powers, designations, preferences and relative participation or other special rights of each such series of preferred stock and any qualifications, limitations and restrictions thereon. Preferred stock typically ranks prior to the common stock with respect to dividend rights, liquidation preferences, or both, and may have full, limited, or expanded voting rights. Accordingly, issuances of preferred stock could adversely affect the voting power and other rights of the holders of common stock and could negatively affect the market price of the Company’s common stock.

The Company has registration rights outstanding, which could have a negative impact on its share price if exercised.

Pursuant to the Company’s registration rights agreement with Kojaian Ventures, L.L.C. and Kojaian Holdings, LLC, and the registration rights of the holders of Warrants issued to the lenders under the Company’s Credit Facility, the holders of such rights could, in the future, cause the Company to file additional registration statements with respect to its shares of common stock, which could have a negative impact on the market price of the Company’s common stock.

Future sales of the Company’s common stock could adversely affect its stock price

The Company issued the Warrants to its lenders in connection with the execution of the Third Amendment to its Credit Facility. The Warrants are exercisable for nominal consideration to purchase that number of shares of common stock of the Company which equal 15% of the fully diluted common stock of the Company as of October 1, 2009, subject to adjustment and are entitled to certain registration rights. The Warrants are not exercisable until such date (and remain exercisable until September 30, 2019), and in the event the Company effects the Recapitalization Plan and the Partial Prepayment on or before September 30, 2009, the warrants shall automatically terminate and become null and void. The issuance of shares of common stock of the Company upon exercise of the Warrants could materially adversely impact the market price of the Company’s common stock.

In addition, there are an aggregate of 1,077,175 Company shares subject to issuance upon the exercise of outstanding options. Accordingly, these shares will be available for sale in the open market, subject to vesting restrictions, and, in the case of affiliates, certain volume limitations. The sale of shares either pursuant to the exercise of outstanding options or as after the satisfaction of vesting restriction of certain restricted stock could also cause the price of the Company’s common stock to decline.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

The Company leases all of its office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of December 31, 2008, the Company leased over 747,000 square feet of office space in 73 locations under leases which expire at various dates through June 30, 2020. For those leases that are not renewable, the Company believes that there are adequate alternatives available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. Many of our offices that contain employees of the Transaction Services, Investment Management or Management Services segments also contain employees of other segments. The Company’s Corporate Headquarters are in Santa Ana, California. See Note 20 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information, which is incorporated herein by reference.

Item 3.	Legal Proceedings.

On September 16, 2004, Triple Net Properties, LLC (which was re-named Grubb & Ellis Realty Investors, LLC (“GERI”) after the Merger), learned that the SEC Staff was conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC Staff requested information from Triple Net Properties relating to disclosure in the Triple Net Securities Offerings. The SEC Staff also requested information from NNN Capital Corp. (which was re-named GBE Securities after the Merger), the dealer-manager for the Triple Net securities offerings. The SEC Staff requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents from each of Triple Net Properties and NNN Capital Corp.

On June 2, 2008, the Company was notified by the SEC Staff that the SEC closed the investigation without any enforcement action against the Company or its subsidiaries. As a result, the shares of common stock owned by Mr. Thompson, the founder of Triple Net Properties and the former Chairman of the Company that were being held in the escrow account pending the outcome of the SEC investigation were returned to Mr. Thompson and the escrow agreement was terminated.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on December 3, 2008 (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders voted upon each of the following matters:

1. The election of three (3) Class A directors, each to serve for a term of three (3) years expiring in 2011 and until their successors are elected and qualified, for which our Board of Directors nominated Harold H. Greene, Devin I. Murphy and D. Fleet Wallace for election at the Annual Meeting;

2. The ratification of the appointment, by the Board of Directors, of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008;

3. A proposal submitted by a stockholder to adopt a resolution to amend the Amended and Restated Bylaws of the Company to require the Company to hold the Annual Meeting on December 3, 2008 and to prevent the Company from delaying such meeting to a later date; and

4. A proposal submitted by a stockholder to adopt a resolution to amend the Amended and Restated Bylaws of the Company to require stockholder approval for adjournment of a stockholder meeting at which a quorum is present.

With respect to matter number 1, each of Harold H. Greene, Devin I. Murphy and D. Fleet Wallace were elected to serve for a term of three (3) years expiring in 2011 and until their successors are elected and qualified. The results of the election are below:

Election of Directors	For	Withheld	Abstentions	Broker Non-Votes

Harold H. Greene	28,486,574	135,814	25,698,805	0
Devin I. Murphy	32,839,367	130,723	21,351,103	0
D. Fleet Wallace	28,482,376	140,012	25,698,805	0
Anthony W. Thompson	19,884,716	1,466,386	32,970,091	0
Harold A. Ellis, Jr.	25,624,199	74,605	28,622,389	0
Stuart A. Tanz	25,624,414	74,390	28,622,389	0

In addition, each of Glenn L. Carpenter, Gary H. Hunt, C. Michael Kojaian, Robert J. McLaughlin and Rodger D. Young continue to serve on the Board in accordance with their respective terms.

With respect to matter number 2: 54,145,810 votes were cast in favor; 125,647 votes were cast against; there were 49,736 abstentions; and there were no broker non-votes.

With respect to matter number 3: 20,912,450 votes were cast in favor; 11,464,320 votes were cast against; there were 21,944,423 abstentions; and there were no broker non-votes. Accordingly, since a majority of all issued and outstanding shares as of the record date for the Annual Meeting (of which there were 64,628,798 shares) voting in favor of this proposal was required for this proposal to be approved, the proposal was defeated.

With respect to matter number 4: 30,522,726 votes were cast in favor; 23,673,747 votes were cast against; there were 124,720 abstentions; and there were no broker non-votes. Accordingly, since a majority of all issued and outstanding shares as of the record date for the Annual Meeting (of which there were 64,628,798 shares) voting in favor of this proposal was required for this proposal to be approved, the proposal was defeated.

GRUBB & ELLIS COMPANY

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market and Price Information

The principal market for the Company’s common stock is the NYSE. The following table sets forth the high and low sales prices of the Company’s common stock on the respective market for each quarter of the years ended December 31, 2008 and 2007.

	2008		2007
	High	Low	High	Low

First Quarter	$7.50	$3.80	$11.90	$10.23
Second Quarter	$7.50	$3.61	$13.25	$10.69
Third Quarter	$5.00	$2.70	$12.15	$7.00
Fourth Quarter	$2.88	$0.81	$9.57	$4.95

As of May 15, 2009, there were 1,071 registered holders of the Company’s common stock and 65,265,828 shares of common stock outstanding. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

The Company declared first and second quarter cash dividends in 2008 for an aggregate of $0.2050 per share for the year. On July 11, 2008, the Company’s Board of Directors approved the suspension of future dividend payments. Legacy NNN declared aggregate quarterly cash dividends in 2007 of $0.33 per share and the Company declared a fourth quarter cash dividend in 2007 of $0.03 for an aggregate of $0.36 per share in cash dividends for the year.

Sales of Unregistered Securities

During 2008, the Company implemented a deferred compensation plan that allows for the granting of “phantom” shares of company stock to participants under a deferred compensation plan arrangement. These awards vest over three to five years. Vested phantom stock awards are paid according to distribution elections made by the participants at the time of vesting and are expected to be settled by the Company purchasing shares of Company common stock in the open market from time to time and delivering such shares to the participant. During 2008, the Company awarded an aggregate of 5.4 million phantom shares to certain employees with an aggregate value on the various grant dates of $22.5 million. On December 31, 2008, an aggregate of 5.2 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.

The issuances by the Company of the “phantom” share awards in the transactions described above were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act, as amended, as such transactions did not involve a public offering by the Company.

Equity Compensation Plan Information

The following table provides information on equity compensation plans of the Company as of December 31, 2008.

Number of securities
remaining available
		Weighted average	for
	Number of securities to	exercise price of	future issuance under
	be	outstanding	equity compensation
	issued upon exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
	warrants and rights	rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,077,175	$7.76	2,055,375
Equity compensation plans not approved by security holders	—	—	—

Total	1,077,175	$7.76	2,055,375

Grubb & Ellis Stock Performance

This section entitled, “Grubb & Ellis Stock Performance” is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act or the Exchange Act.

The graph below matches the cumulative 66-month total return to shareholders on Grubb & Ellis Company’s common stock versus the cumulative total returns of the S&P 500 index, and a customized peer group of three companies that includes: CB Richard Ellis Group Inc, Grubb & Ellis Company and Jones Lang Lasalle Inc. The graph assumes that the value of the investment in the company’s common stock, in the peer group, and the S&P 500 index (including reinvestment of dividends) was $100 on 6/30/2003 and tracks it through 12/31/2008.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
Among Grubb & Ellis Company, The S&P 500 Index
And A Peer Group

*$100 invested on 6/30/03 in stock & index-including reinvestment of dividends. Fiscal year ended December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/03	6/04	6/05	6/06	6/07	12/07	12/08

Grubb & Ellis Company	100.00	169.36	595.74	787.23	987.23	547.79	110.55
S&P 500	100.00	119.11	126.64	137.57	165.90	163.63	103.09
Peer Group	100.00	171.44	352.04	629.07	884.74	533.23	142.38

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following tables set forth the selected historical consolidated financial data for Grubb & Ellis and its subsidiaries, as of and for the years ended, December 31, 2008, 2007 (restated), 2006 (restated), 2005 (restated), and 2004 (restated). GERI (formerly Triple Net Properties) was the accounting acquirer of Realty and NNN Capital Corp. The selected historical consolidated financial data as of and for the years ended December 31, 2008, 2007 (restated) and 2006 (restated) has been derived from the audited financial statements included in Item 8. of this Report. The selected historical financial data as of and for the years ended December 31, 2005 (restated) and 2004 (restated) have been derived from the audited consolidated financial statements not included in this Report. Historical results are not necessarily indicative of the results that may be expected for any future period.

The selected historical consolidated financial data for the years ended December 31, 2007 (restated), 2006 (restated), 2005 (restated) and 2004 (restated) has been restated to correct accounting errors related to the timing of revenue recognition relating to certain tenant-in-common investment programs sponsored by GERI and the consolidation of certain entities that should have been consolidated into the Company’s financial statements as described in Item 8, Note 3 to the consolidated financial statements. The selected historical consolidated financial data set forth below should be read in conjunction with Item 7 and the consolidated financial statements.

The impact of the restatement on fiscal year 2007 resulted in an increase in net income of $230,000, or less than $.01 per basic and diluted share, an increase in total assets of $12.1 million, an increase in total liabilities of $5.5 million and an increase in minority interest liability of $11.2 million. The impact of the restatement on fiscal year 2006 resulted in an increase in net income of $3.9 million, or $0.19 per basic and diluted share, a increase in total assets of $19.7 million, an increase in total liabilities of $18.1 million and an increase in minority interest liability of $6.3 million. The impact of the restatement resulted on fiscal year 2005 resulted in a decrease in net income of $8.1 million, or $0.47 per basic and diluted share, an increase in total assets of $39.7 million, an increase in total liabilities of $47.4 million and an increase in minority interest liability of $993,000. The impact of the restatement on fiscal year 2004 resulted in an decrease in net income of $619,000, or $0.04 per basic and diluted share and an increase in total liabilities of $619,000.

	Year Ended December 31,
		2007	2006	2005	2004
(In thousands, except per share data)	2008	Restated(1)	Restated(2)	Restated(3)	Restated(3)

Consolidated Statement of Operations Data:
Total services revenue	$595,495	$201,538	$99,599	$80,817	$64,281
Total revenue	611,821	217,937	108,543	84,423	66,592
Total compensation costs	503,004	104,109	49,449	29,873	19,717
Total operating expense	867,275	175,588	97,633	71,035	51,082
Operating (loss) income	(255,454)	42,349	10,910	13,388	15,510
(Loss) income from continuing operations	(279,492)	26,826	20,934	13,438	15,628
Net (loss) income	(330,870)	21,072	19,971	10,047	15,628
Basic (loss) earnings per share:	$(5.21)	$0.55	$1.01	$0.58	$0.90
Diluted (loss) earnings per share:	$(5.21)	$0.55	$1.01	$0.58	$0.90
Basic weighted average shares outstanding	63,515	38,652	19,681	17,200	17,407
Diluted weighted average shares outstanding	63,515	38,653	19,694	17,200	17,407
Dividends declared per share	$0.205	$0.36	$0.10	—	—
Consolidated Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(33,629)	$33,543	$17,356	$23,536	$17,214
Net cash used in investing activities	(76,330)	(486,909)	(56,203)	(35,183)	(13,046)
Net cash provided by (used in) financing activities	93,616	400,468	140,525	10,251	(7,647)

	December 31,
					2004
	2008	2007 Restated	2006 Restated	2005 Restated	Restated

Consolidated Balance Sheet Data (at end of period):
Total assets	$520,277	$988,542	$347,709	$126,057	$42,911
Line of credit	63,000	8,000	—	8,500	3,545
Notes payable	215,959	348,931	62,978	54,931	—
Senior and participating notes	16,277	16,277	10,263	2,300	4,845
Redeemable preferred liability	—	—	—	6,077	5,717
Stockholders’ equity	70,171	404,056	217,125	20,081	16,164

(1)	Based on Generally Accepted Accounting Principles (GAAP), the operating results for the year ended December 31, 2007 (restated) includes the results of legacy NNN for the full periods presented and the results of the legacy Grubb & Ellis business for the period from December 8, 2007 through December 31, 2007.

(2)	Includes a full year of operating results of GERI, one and one-half months of Realty (acquired on November 16, 2006) and one-half month of GBE Securities (formerly NNN Capital Corp.) (acquired on December 14, 2006). GERI was treated as the acquirer in connection with these transactions.

(3)	Based on GAAP, reflects operating results of GERI.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of previously issued financial statements, as discussed in Item 8, Note 3 to the consolidated financial statements.

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

As you read this Annual Report, you should understand that these statements are no guarantees of performance or results. They involve risks, uncertainties and assumptions. You should understand the risks and uncertainties discussed in “Item 1A — Risk Factors” and elsewhere in this Annual Report, could affect the Company’s actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include, but are not limited to:

•	our ability to satisfy financial and other covenants of our Credit Facility;

•	the continued weakening national economy in general and the commercial real estate markets in particular;

•	the continued global credit crises and capital markets disruption;

•	changes in general economic and business conditions, including interest rates, the cost and availability of financing of capital for investment in real estate, clients’ willingness to make real estate commitments and other factors impacting the value of real estate assets;

•	our ability to retain major clients and renew related contracts;

•	the failure of properties sponsored or managed by us to perform as anticipated;

•	the effects of the restatement of certain of our financial statements;

•	our ability to compete in specific geographic markets or business segments that are material to us;

•	the contraction of the TIC market;

•	declining values of real assets and distributions on our programs;

•	significant variability in our results of operations among quarters;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage investment syndication and mortgage transactions;

•	our exposure to liabilities in connection with real estate brokerage, real estate and property management activities;

•	changes in the key components of revenue growth for large commercial real estate services companies;

•	reliance of companies on outsourcing for their commercial real estate needs;

•	liquidity and availability of additional or continued sources of financing for the Company’s investment programs;

•	trends in use of large, full-service real estate providers;

•	diversification of our client base;

•	improvements in operating efficiency;

•	protection of our brand;

•	trends in pricing for commercial real estate services; and

•	the effect of implementation of new tax and accounting rules and standards.

Overview and Background

The Company is a commercial real estate services and investment management firm. The Merger was accounted for using the purchase method of accounting based on accounting principles generally accepted in the United States (“GAAP”) and as such, although structured as a reverse merger, NNN is considered the acquirer of legacy Grubb & Ellis. As a consequence, the operating results for the twelve months ended December 31, 2008 reflect the consolidated results of the Company as a result of the Merger, while the twelve months ended December 31, 2007 includes the full year operating results of legacy NNN and the operating results of legacy Grubb & Ellis for the period from December 8, 2007 through December 31, 2007. The year ended December 31, 2006 includes solely the operating results of legacy NNN.

Unless otherwise indicated, all pre-Merger legacy NNN share data have been adjusted to reflect the conversion as a result of the Merger (see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

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

Revenue Recognition

Transaction Services

Real estate sales commissions are recognized when earned which is typically the close of escrow. Receipt of payment occurs at the point at which all Company services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees are recognized at the time the related services have been performed and delivered by the Company to the client, unless future contingencies exist.

Investment Management

The Company earns fees associated with its transactions by structuring, negotiating and closing acquisitions of real estate properties to third-party investors. Such fees include acquisition fees for locating and acquiring the property and selling it to various TIC investors, REITs and its various real estate funds. The Company accounts for acquisition and loan fees in accordance with AICPA Statement of Position 92-1 (“SOP 92-1”), Accounting for Real Estate Syndication Income, and Statement of Financial Accounting

Standards No. 66 (“SFAS No. 66”), Accounting for Sales of Real Estate. In general, the Company records the acquisition and loan fees upon the close of sale to the buyer if the buyer is independent of the seller, collection of the sales price, including the acquisition fees and loan fees, is reasonably assured, and the Company is not responsible for supporting operations of the property. Organizational marketing expense allowance (“OMEA”), fees are earned and recognized from gross proceeds of equity raised in connection with offerings and are used to pay formation costs, as well as organizational and marketing costs. When the Company does not meet the criteria for revenue recognition under SFAS No. 66 and SOP 92-1, revenue is deferred until revenue can be reasonably estimated or until the Company defers revenue up to its maximum exposure to loss. The Company earns disposition fees for disposing of the property on behalf of the REIT, investment fund or TIC. The Company recognizes the disposition fee when the sale of the property closes. The Company is entitled to loan advisory fees for arranging financing related to properties under management.

The Company earns captive asset and property management fees primarily for managing the operations of real estate properties owned by the real estate programs, REITs and limited liability companies that invest in real estate or value funds it sponsors. Such fees are based on pre-established formulas and contractual arrangements and are earned as such services are performed. The Company is entitled to receive reimbursement for expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. Each property in the Company’s TIC Programs may also be charged an accounting fee for costs associated with preparing financial reports. The Company is also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through its dealer-manager, the Company facilitates capital raising transactions for its programs its dealer-manager acts as a dealer-manager exclusively for the Company’s programs and does not provide securities services to any third party. The Company’s wholesale dealer-manager services are comprised of raising capital for its programs through its selling broker-dealer relationships. Most of the commissions, fees and allowances earned for its dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to its selling broker-dealer relationships.

Management Services

Management fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract, are recognized as revenue by the Company in the same period as the related expenses are incurred. In certain instances, the Company sub contracts its property management services to independent property managers, in which case the Company passes a portion of their property management fee on to the sub contractor, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to its sub contractors.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries’ variable interest entities (“VIEs”) in which the Company is the primary beneficiary and partnerships/LLCs in which the Company is the managing member or general partner and the other partners/members lack substantive rights (hereinafter collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46(R)”).

The Company consolidates entities that are VIEs when the Company is deemed to be the primary beneficiary of the VIE. For entities in which (i) the Company is not deemed to be the primary beneficiary,

(ii) the Company’s ownership is 50.0% or less and (iii) the Company has the ability to exercise significant influence, the Company uses the equity accounting method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions less distributions). The Company also uses the equity method of accounting for jointly-controlled tenant-in-common interests. As events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.

Purchase Price Allocation

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the purchase price of acquired properties is allocated to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) the Company’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets and below market lease values are included in liabilities in the accompanying consolidated financial statements and are amortized to rental revenue over the weighted-average remaining term of the acquired leases with each property.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the asset, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. This valuation review resulted in the recognition of an impairment charge of approximately $90.4 million against the carrying value of the properties and real estate investments during the year ended December 31, 2008. No impairment losses were recognized for the years ended December 31, 2007 and 2006.

The Company recognizes goodwill and other non-amortizing intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is recorded at its carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist at a level of reporting referred to as a reporting unit. The Company recognizes goodwill in accordance with SFAS No. 142 and tests the carrying value for impairment during the fourth quarter of each year. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of its reporting units, the Company used a discounted cash flow model and market comparable data. Significant judgment is required by management in developing the assumptions for the discounted cash flow model. These assumptions include cash flow projections utilizing revenue growth rates, profit margin percentages, discount rates, market/economic conditions, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. During the fourth quarter of 2008, the Company identified the uncertainty surrounding the global economy and the volatility of the Company’s market capitalization as goodwill impairment indicators. The Company’s goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008. The Company also analyzed it’s trade name for impairment pursuant to SFAS No. 142 and determined that the trade name was not impaired as of December 31, 2008. Accordingly, no impairment charge was recorded related to the trade name during the year ended December 31, 2008. In addition to testing goodwill and it’s trade name for impairment, the Company tested the intangible contract rights for impairment during the fourth quarter of 2008. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on the Company’s analysis for the current and projected property values, condition of the properties and status of mortgage loans payable, the Company determined that there are certain properties for which receipt of disposition fees was improbable. As a result, the Company recorded an impairment charge of approximately $8.6 million related to the impaired intangible contract rights as of December 31, 2008.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1,

2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009 and does not believe adoption will have a material effect on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 in the first quarter of 2009 and does not believe the adoption will have a material effect on its consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which will apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will adopt FSP EITF 03-6-1 in the first quarter of 2009 and does not believe the adoption will have a material effect on its consolidated financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Statement of Financial Account Standards (“FAS”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The purpose of this FSP is to improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and FIN 46(R) are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. The Company adopted the FSP and FIN 46(R)-8 on December 31, 2008.

RESULTS OF OPERATIONS

Overview

The Company reported revenue of $611.8 million for the year ended December 31, 2008, compared with revenue of $217.9 million for the same period of 2007. Approximately $442.0 million of the increase was attributed to a full year of results from the Transaction Services and Management Services businesses. The remaining decrease of $48.1 million was attributed to a net decrease of $48.1 million in Investment Management revenue. The decrease in revenue as compared to the prior year period can be attributed to lower acquisition fees as a result of less tenant-in-common equity raise and lower disposition fees, only partially offset by an increase in acquisition fees related to our public non-traded REITs as a result of a significant increase in equity raised. Additionally, $6.8 million of property management fees related to captive management programs were recorded in management services revenue as the property management related to those programs was transferred subsequent to the Merger. The Company completed a total of 50 acquisitions and 9 dispositions on behalf of the investment programs it sponsors at values of approximately $1.2 billion and $225.8 million, respectively, during the year ended December 31, 2008. The net acquisitions from the Investment Management business allowed the Company to grow its captive assets under management by approximately 17.5% from $5.8 billion as of December 31, 2007 to $6.8 billion as of December 31, 2008.

The net loss for the year ended December 31, 2008 was $330.9 million, or $5.21 per diluted share, and included a non-cash charge of $181.3 million for goodwill and intangible assets impairment, a non-cash charge of $90.4 million for real estate related impairments (of which $32.9 million was recorded in the fourth quarter), a $28.0 million charge, $18.9 million of which is non-cash, which includes an allowance for bad debt on related party receivables and advances and an expected loss on the sale of two properties under management for which the Company has a recourse obligation, a second quarter non-cash charge of $8.9 million for depreciation and amortization related to the reclassification of five assets held for sale to assets held for investment, a first quarter net write-off of its investment in GERA of $5.8 million and $14.7 million of merger and integration related costs. In addition, the year-to-date results included approximately $11.7 million of stock-based compensation, $1.2 million for amortization of contract rights and other identified intangible assets and $1.8 million of recognized loss on marketable equity securities.

As of September 30, 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements as of September 30, 2008. As of December 31, 2008, the Company had a covenant within its Credit Facility which required the sale of certain of these assets before March 31, 2009. The downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions by March 31 2009. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assessed the value of the assets. In addition, the Company reviewed the valuation of its other owned properties and real estate investments. This valuation review resulted in the Company recognizing an impairment charge of approximately $90.4 million against the carrying value of the properties and real estate investments as of December 31, 2008.

As a result of the Merger in December 2007, the newly combined Company’s operating segments were evaluated for reportable segments. The legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows.

The Company reports its revenue by three operating business segments in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Transaction Services, which comprises its real estate brokerage operations; Investment Management which includes providing acquisition, financing and disposition services with respect to its programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; and Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors. Additional information on these business segments can be found in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following summarizes comparative results of operations for the periods indicated.

	Year Ended
	December 31,		Change
(In thousands)	2008	2007(1)	$	%
		Restated

Revenue
Transaction services	$240,250	$35,522	$204,728	576.3%
Investment management	101,581	149,651	(48,070)	(32.1)
Management services	253,664	16,365	237,299	1,450.0
Rental related	16,326	16,399	(73)	(0.4)

Total revenue	611,821	217,937	393,884	180.7

Operating Expense
Compensation costs	503,004	104,109	398,895	383.2
General and administrative	119,660	44,251	75,409	170.4
Depreciation and amortization	10,312	2,621	7,691	293.4
Rental related	14,414	16,054	(1,640)	(10.2)
Interest	5,914	2,168	3,746	172.8
Merger related costs	14,732	6,385	8,347	130.7
Real estate related impairments	17,954	—	17,954	—
Goodwill and intangible asset impairment	181,285	—	181,285	—

Total operating expense	867,275	175,588	691,687	393.9

Operating (Loss) Income	(255,454)	42,349	(297,803)	(703.2)

Other (Expense) Income
Equity in losses of unconsolidated entities	(13,311)	2,029	(15,340)	(756.0)
Interest income	902	2,992	(2,090)	(69.9)
Other	(6,458)	(465)	(5,993)	(1,288.8)

Total other (expense) income	(18,867)	4,556	(23,423)	(514.1)

(Loss) income from continuing operations before minority interest and income tax provision	(274,321)	46,905	(321,226)	(684.8)
Minority interest in loss (income) of consolidated entities	11,719	(1,961)	13,680	697.6

Loss (income) from continuing operations before income tax provision	(262,602)	44,944	(307,546)	(684.3)
Income tax provision	(16,890)	(18,118)	(1,228)	(6.8)

Loss (income) from continuing operations	(279,492)	26,826	(306,318)	(1,141.9)

Discontinued Operations
Loss from discontinued operations — net of taxes	(51,735)	(6,006)	(45,729)	(761.4)
Gain on disposal of discontinued operations — net of taxes	357	252	105	41.7

Total loss from discontinued operations	(51,378)	(5,754)	(45,624)	(792.9)

Net (Loss) Income	$(330,870)	$21,072	$(351,942)	(1,670.2)

(1)	Based on GAAP, the operating results for twelve months ended December 31, 2007 includes the results of NNN for the full periods presented and the results of the legacy Grubb & Ellis business for the period from December 8, 2007 through December 31, 2007.

Revenue

Transaction Services Revenue

The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s Transaction Services revenue, and include fees related to both property and facilities management outsourcing as well as project management and business services.

The Transaction services segment was acquired from the legacy Grubb & Ellis on December 7, 2007 which includes brokerage commission, valuation and consulting revenue. As of December 31, 2008, legacy Grubb & Ellis had 814 brokers, down from 927 as of December 31, 2007.

Investment Management Revenue

Investment management revenue of $101.6 million for the year ended December 31, 2008, which includes transaction, captive management and dealer-manager businesses, was comprised primarily of transaction fees of $43.4 million, asset and property management fees of $38.0 million and dealer-manager fees of $15.1 million.

Transaction related fees decreased $39.8 million, or 47.8%, to $43.4 million for the year ended December 31, 2008, compared to approximately $83.2 million for the same period in 2007. The year-over-year decrease in transaction fees was primarily due to decreases of $14.6 million in real estate acquisition fees, $13.5 million in real estate disposition fees, $5.0 million in OMEA fees, and $6.6 million in other transaction related fees.

Acquisition fees decreased approximately $14.6 million, or 31.3%, to $32.1 million for the year ended December 31, 2008, compared to approximately $46.7 million for the same period in 2007. The year-over-year decrease in acquisition fees was primarily attributed to a decrease of approximately $19.1 million in fees earned from the Company’s TIC Programs and a decrease of approximately $2.8 million in fees earned from the Company’s other real estate funds and joint ventures, partially offset by an increase of $3.1 million from the non-traded REIT programs and $4.2 million from Private Client Management. During the year ended December 31, 2008, the Company acquired 50 properties on behalf of its sponsored programs for an approximate aggregate total of $1.2 billion, compared to 77 properties for an approximate aggregate total of $2.0 billion during the same period in 2007.

Disposition fees decreased approximately $13.5 million, or 74.5%, to approximately $4.6 million for the year ended December 31, 2008, compared to approximately $18.2 million for the same period in 2007. The decrease reflects lower sales volume and lower sales values due to current market conditions. Fees on dispositions as a percentage of aggregate sales price was 2.6% for the year ended December 31, 2008, compared to 2.4% for the same period in 2007, primarily due to a change in the mix of properties sold. Offsetting the disposition fees during the year ended December 31, 2008 and 2007 was $1.2 million and $3.2 million, respectively, of amortization of identified intangible contract rights associated with the acquisition of Realty as they represent the right to future disposition fees of a portfolio of real properties under contract.

OMEA fees decreased approximately $5.0 million, or 54.3%, to $4.2 million for the year ended December 31, 2008, compared to approximately $9.1 million for the same period in 2007. OMEA fees as a percentage of equity raised for the year ended December 31, 2008 was 2.4%, compared to 2.0% for the same period in 2007. The decrease in OMEA fees earned was primarily due to a decline in TIC equity raised, declining to $176.9 million in TIC equity raised in 2008, compared to $452.2 million in TIC equity raised in 2007.

The Company completed a total of 50 acquisitions and 9 dispositions on behalf of the investment programs it sponsors at values in excess of $1.2 billion and $225.8 million, respectively, during 2008. The net acquisitions from the Investment Management business allowed the Company to grow its captive assets under management by more than 17.0% during 2008. As of December 31, 2008, the value of the Company’s assets under management was in excess of $6.8 billion.

Captive management fees were down approximately 7.5% year-over-year and include the movement of approximately $6.8 million of revenue to the Company’s management services segment. Exclusive of this transfer of revenue, captive management fees increased approximately 9.1% year-over-year.

Management Services Revenue

Management Services revenue includes asset and property management fees as well as reimbursed salaries, wages and benefits from the Company’s third party property management and facilities outsourcing services, along with business services fees. Management Services revenue was $253.7 million for the year ended December 31, 2008 and $16.4 million from December 8, 2007 through December 31, 2007. Following the closing of the merger, Grubb & Ellis Management Services assumed management of nearly 27.1 million square feet of NNN’s 46.9 million-square-foot captive investment management portfolio. As of December 31, 2008, the Company managed 231.0 million square feet of property.

Rental Revenue

Rental revenue includes pass-through revenue for the master lease accommodations related to the Company’s TIC Programs.

Operating Expense Overview

Operating expenses increased $691.7 million, or 393.9%, to $867.3 million for the year ended December 31, 2008, compared to $175.6 million for the same period in 2007. The increase includes approximately $455.6 million due to the legacy Grubb & Ellis business, $18.0 million in real estate related impairments, $181.3 million in goodwill and intangible asset impairments, a $28.0 million charge which includes an allowance for bad debt on related party receivables and advances and an expected loss on the sale of two properties under management for which the Company has a recourse obligation, $8.3 million due to additional merger related costs and $4.2 million in additional non-cash stock based compensation.

Compensation costs

Compensation costs increased $398.9 million, or 383.2%, to $503.0 million for the year ended December 31, 2008, compared to $104.1 million for the same period in 2007 due to approximately $406.3 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business decreased approximately 9.4% to $56.6 million, for the year ended December 31, 2008, compared to $62.5 million for the same period in 2007. Included in the compensation cost was non-cash stock compensation expense which increased by $4.2 million to $11.7 million for the year ended December 31, 2008 compared to $7.5 million for the same period in 2007.

General and Administrative

General and administrative expense increased approximately $75.4 million, or 170.4%, to $119.7 million for the year ended December 31, 2008, compared to $44.3 million for the same period in 2007 due to approximately $48.4 million of general and administration expenses attributed to legacy Grubb & Ellis operations and an increase of $27.0 million related to the investment management business, primarily due to an increase in allowances for bad debt on related party receivables and advances.

General and administrative expense was 19.6% of total revenue for the year ended December 31, 2008, compared with 20.3% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased approximately $7.7 million, or 293.4%, to $10.3 million for the year ended December 31, 2008, compared to $2.6 million for the same period in 2007. The increase includes approximately $6.3 million due to the legacy Grubb & Ellis business. Included in depreciation and amortization expense was approximately $3.5 million for amortization of other identified intangible assets.

Rental Expense

Rental expense includes pass-through expenses for master lease accommodations related to the Company’s TIC Programs.

Interest Expense

Interest expense increased approximately $3.7 million, or 172.8%, to $5.9 million for the year ended December 31, 2008, compared to $2.2 million for the same period in 2007. Interest expense is primarily comprised of interest expense related to the Company’s Line of Credit.

Real Estate Related Impairments

The Company recognized an impairment charge of approximately $18.0 million during the year ended December 31, 2008 related to certain unconsolidated real estate investments. The impairment charges were recognized against the carrying value of the investments during the year ended December 31, 2008. In addition, the Company recognized approximately $72.4 million in real estate related impairments related to six properties held for sale as of December 31, 2008, for which the net income (loss) of the properties are classified as discontinued operations. See Discontinued Operations discussion below.

Goodwill and Intangible Assets Impairment

The Company recognized a goodwill and intangible assets impairment charge of approximately $181.3 million during the year ended December 31, 2008. The total impairment charge of $181.3 million is comprised of $172.7 million related to goodwill impairment and $8.6 million related to the impairment of intangible contract rights. The Company recognizes goodwill in accordance with SFAS No. 142 and tests the carrying value for impairment during the fourth quarter of each year. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of its reporting units, the Company used a discounted cash flow model and market comparable data. Significant judgment is required by management in developing the assumptions for the discounted cash flow model. These assumptions include cash flow projections utilizing revenue growth rates, profit margin percentages, discount rates, market/economic conditions, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. During the fourth quarter of 2008, the Company identified the uncertainty surrounding the global economy and the volatility of the Company’s market capitalization as goodwill impairment indicators. The Company’s goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008. The Company also analyzed its trade name for impairment pursuant to SFAS No. 142 and determined that the trade name was not impaired as of December 31, 2008. Accordingly, no impairment charge was recorded related to the trade name during the year ended December 31, 2008. In addition to testing goodwill and its trade name for impairment, the Company tested the intangible contract rights for impairment during the fourth quarter of 2008. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, the Company determined that there are certain properties for which receipt of disposition fees was improbable. As a result, the Company recorded an impairment charge of approximately $8.6 million related to the impaired intangible contract rights as of December 31, 2008.

Equity in Earnings (Losses) of Unconsolidated Real Estate

In the first quarter of 2008, the Company wrote off its investment in GERA, which resulted in a net impact of approximately $5.8 million, including $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs. Equity in losses also includes $10.3 million in equity in earnings related to seven LLCs that are consolidated pursuant to FIN No. 46(R). The consolidated LLCs record equity in earnings based on the LLCs pro rata ownership interest in the underlying unconsolidated properties.

Minority Interests

Minority interest in loss increased by $13.7 million, or 697.6%, to $11.7 million during the year ended December 31, 2008, compared to minority interest in income of $2.0 million for the same period in 2007. Minority interest in loss includes $8.6 million in real estate related impairments recorded at the underlying properties during the year ended December 31, 2008.

Discontinued Operations

In accordance with SFAS No. 144, for the year ended December 31, 2008, discontinued operations included the net income (loss) of six properties and two limited liability company (“LLC”) entities classified as held for sale as of December 31, 2008. The net loss of $51.4 million during the year ended December 31, 2008 includes approximately $72.4 million of real estate related impairments. During October 2008, the Company initiated a plan to sell the properties it classified as held for investment in its financial statements as of September 30, 2008. As of December 31, 2008, the Company had a covenant within its Credit Facility which required the sale of certain of these assets before March 31, 2009. The downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions by March 31, 2009. Pursuant to SFAS No. 144, the Company assessed the value of the assets. The impairment charges were recognized against the carrying value of the properties during the year ended December 31, 2008. (See Note 19 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.)

Income Tax

The Company recognized a tax expense from continuing operations of approximately $16.9 million for the year ended December 31, 2008, compared to a tax expense of $18.1 million for the same period in 2007. In 2008 and 2007, the reported effective income tax rates were (6.42%) and 40.38%, respectively. The 2008 effective tax rate was negatively impacted by impairments of Goodwill and the recording of a valuation allowance against deferred tax assets to the extent the realization of the associated tax benefit is not more-likely-than-not. Based on management’s evaluation of the Company’s tax position, it is believed the amounts related to the valuation allowances are appropriately accrued. The Company’s deferred tax assets are primarily attributable to impairments of various real estate holdings. (See Note 24 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of approximately $330.9 million, or $5.21 per diluted share for the year ended December 31, 2008, compared to net income of $21.1 million, or $0.55 per diluted share, for the same period in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following summarizes comparative results of operations for the periods indicated.

	Year Ended
	December 31,		Change
(In thousands)	2007(1)	2006(2)	$	%
	Restated	Restated

Revenue
Transaction services	$35,522	$—	$35,522	—%
Investment management	149,651	99,599	50,052	50.3
Management services	16,365	—	16,365	—
Rental related	16,399	8,944	7,455	83.4

Total revenue	217,937	108,543	109,394	100.8

Operating Expense
Compensation costs	104,109	49,449	54,660	110.5
General and administrative	44,251	30,188	14,063	46.6
Depreciation and amortization	2,621	1,808	813	45.0
Rental related	16,054	9,423	6,631	70.4
Interest	2,168	6,765	(4,597)	(68.0)
Merger related costs	6,385	—	6,385	—

Total operating expense	175,588	97,633	77,955	79.8

Operating Income	42,349	10,910	31,439	288.2

Other Income (Expense)
Equity in earnings (losses) of unconsolidated entities	2,029	1,948	81	4.2
Interest income	2,992	713	2,279	319.6
Other	(465)	—	(465)	—

Total other income	4,556	2,661	1,895	71.2

Income from continuing operations before minority interest and income tax (provision) benefit	46,905	13,571	33,334	245.6
Minority interest in income of consolidated entities	(1,961)	(78)	(1,883)	(2,414.1)

Income from continuing operations before income tax (provision) benefit	44,944	13,493	31,451	233.1
Income tax (provision) benefit	(18,118)	7,441	(25,559)	(343.5)

Income from continuing operations	26,826	20,934	5,892	28.1

Discontinued Operations
Loss from discontinued operations — net of taxes	(6,006)	(1,031)	(4,975)	(482.5)
Gain on disposal of discontinued operations — net of taxes	252	68	184	270.6

Total loss from discontinued operations	(5,754)	(963)	(4,791)	(497.5)

Net Income	$21,072	$19,971	$1,101	5.5

(1)	Based on GAAP, the operating results for twelve months ended December 31, 2007 includes the results of NNN for the full periods presented and the results of the legacy Grubb & Ellis business for the period from December 8, 2007 through December 31, 2007.

(2)	Based on GAAP, the operating results for the twelve months ended December 31, 2006 represents legacy NNN business.

Revenue

Transaction Services Revenue

The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s Transaction Services revenue, and include fees related to both property and facilities management outsourcing as well as project management and business services.

Transaction services segment was acquired from the legacy Grubb & Ellis on December 7, 2007 which includes brokerage commission, valuation and consulting revenue. As of December 31, 2007, legacy Grubb & Ellis had 927 brokers, up from 917 at December 31, 2006.

Investment Management Revenue

Investment management revenue of $149.7 million for the year ended December 31, 2007, which includes transaction, captive management and dealer-manager businesses, was comprised primarily of transaction fees of $83.2 million, asset and property management fees of $41.0 million and dealer-manager fees of $18.0 million.

Transaction related fees increased $27.0 million, or 48.0%, for the year ended December 31, 2007, primarily due to increases of $20.7 million in real estate acquisition fees, $2.5 million in real estate disposition fees, $1.4 million in OMEA fees and $2.4 million in other transaction related fees.

Acquisition fees increased $20.7 million, or 79.4%, to $46.7 million for the year ended December 31, 2007, compared to $26.0 million for the same period in 2006. Net fees as a percentage of aggregate acquisition price increased to 2.3% for the twelve months ended December 31, 2007, compared to 1.9% for the same period in 2006, which resulted in $8.5 million in additional fees earned during 2007. During the year ended December 31, 2007, the Company acquired 77 properties (including six which were still owned as of December 31, 2007) on behalf of its sponsored programs for an approximate aggregate total of $2.0 billion, compared to 45 properties for an approximate aggregate total of $1.4 billion during the same period in 2006. This increase in acquisition volume in 2007 resulted in an additional $11.9 million in net fees.

The $2.5 million increase in real estate disposition fees for the year ended December 31, 2007 was primarily due to an increase in fees realized from the sales of properties, with $18.2 million in net fees realized from the disposition of 28 properties, with an average sales price of $31.3 million per property for the year ended December 31, 2007, compared to $15.7 million in fees realized from the disposition of 22 properties for the same period in 2006 with an average sales price of $37.9 million per property. Included in the fees realized from the sales of properties were $5.7 million in fees earned as a result of the continuing liquidation of G REIT, Inc. (“G REIT”) for the year ended December 31, 2007, compared to $5.3 million for the same period in 2006. The disposition fees were reduced during the years ended December 31, 2007 and 2006 in the amount of $3.2 million and $410,000, respectively, as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty as they represent the right to future disposition fees of a portfolio of real properties under contract. Fees on dispositions as a percentage of aggregate sales price was 2.4% for the year ended December 31, 2007, compared to 1.9% for the same period in 2006 (excluding one property sold in 2006 for which the Company waived the entire amount of the disposition fee), primarily due to a change in the mix of properties sold.

OMEA fees increased $1.4 million, or 18.2%, to $9.1 million for the twelve months ended December 31, 2007, compared to $7.7 million for the same period in 2006. OMEA fees as a percentage of equity raised for the year ended December 31, 2007 was 2.0%, compared to 1.5% for the same period in 2006. The increase in OMEA fees earned was primarily due to $2.5 million in non-recurring credits issued in 2006 partially offset by $900,000 due to lower TIC equity raised in 2007 of $451.0 million, compared to $510.0 million in TIC equity raised in 2006.

The diversified platform created as a result of the merger has already generated new revenue opportunities. The Company’s largest TIC investment during the fourth quarter of 2007 was generated from the net proceeds of a Transaction Services client that was re-invested on a tax deferred basis through GERI’s TIC platform.

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

The $6.4 million, or 18.6%, increase in captive management revenue was primarily due to an increase in property and asset management fees of $6.2 million, or 18.6%, to $41.0 million for the year ended December 31, 2007, compared to $34.6 million for 2006. This increase was primarily the result of the growth in recurring revenue, as total square footage of assets under management increased to an average of approximately 29.4 million for the year ended December 31, 2007, compared to approximately 26.2 million for the same period in 2006. Property and asset management fees per average square foot were $1.39 for the year ended December 31, 2007, compared to $1.32 for the same period in 2006. The increase in property and asset management fees per average square foot was primarily due to a change in product mix. During 2007, assets managed under TIC Programs and within Grubb & Ellis Healthcare REIT, Inc. (“Healthcare REIT”) and Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”) increased to approximately 83.7% of average assets under management compared to 75.7% in 2006, while assets managed under G REIT and T REIT, Inc. (“T REIT”) decreased to approximately 5.7%, compared to 17.6% in 2006 as a result of the liquidation of those entities. Property and asset management fees in TIC Programs earn up to 6% and in Healthcare REIT and Apartment REIT earn up to approximately 4% plus 1% of each REIT’s average invested assets, while G REIT and T REIT programs earn approximately 4%.

Management Services Revenue

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

Rental Revenue

Rental revenue includes pass-through revenue for the master lease accommodations related to the Company’s TIC Programs.

Operating Expense Overview

Operating expenses increased $78.0 million, or 79.8%, for the year ended December 31, 2007, compared to the same period in 2006. Of the $78.0 million, $47.0 million was due to the Grubb & Ellis legacy business from December 8, 2007 to December 31, 2007. The remaining $31.0 million of the increase was attributed to legacy NNN’s Investment Management business, including $7.5 million in rental related expense, $10.2 million resulting from operations of the Company’s broker-dealer acquired in December 2006, $5.5 million in compensation related costs, $7.5 million in non-cash stock based compensation, $6.4 million in merger related costs, offset by a decrease of $4.7 million in interest expense and a net decrease of approximately $500,000 in other operating costs.

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

General and Administrative

General and administrative expense increased $14.1 million, or 46.6%, to $44.3 million for the year ended December 31, 2007, compared to $30.2 million for the same period in 2006. Approximately $4.7 million of the increase was attributed to general and administration expenses from the legacy Grubb & Ellis operations from December 8, 2007 through December 31, 2007. The remaining $9.4 million of the increase was related to the investment management business which increased to $39.6 million for the year ended December 31, 2007, compared to $30.2 million for the same period in 2006. The increase was primarily due to a $10.2 million increase resulting from operations of the Company’s broker-dealer acquired in December 2006, partially offset by decrease of $1.2 million related to non-recurring credits granted to certain investors in 2006.

Depreciation and Amortization

Depreciation and amortization increased $813,000, or 45.0%, to $2.6 million for the year ended December 31, 2007, compared to $1.8 million for the same period in 2006. Approximately $885,000 of the increase was attributed to depreciation and amortization expense from the legacy Grubb & Ellis operations from December 8 through December 31, 2007.

Rental Expense

Rental expense includes pass-through expenses for master lease accommodations related to the Company’s TIC Programs.

Interest Expense

Interest expense decreased $4.6 million, or 68.0%, to $2.2 million for the year ended December 31, 2007, compared to $6.8 million for the same period in 2006. The decrease was related to the investment management business and was primarily comprised of a decrease of approximately $2.0 million related to a prepayment penalty assessed to the Company in 2006 related to the early payoff and termination of the line of credit with Wachovia Bank National Association along with a decrease of approximately $1.3 million in interest expense in 2007 as a result of the line of credit having been paid off in 2006. In addition, interest expense related to preferred membership units decreased by approximately $1.1 million in 2007 as the preferred membership units were paid off in 2006.

Discontinued Operations

In 2007, GERI acquired 13 properties to resell to its sponsored programs. In accordance with SFAS No. 144, for the year ended December 31, 2007, discontinued operations included the net income (loss) of one property and its associated limited liability company (“LLC”) entity sold to a joint venture, two properties and the associated LLCs resold to Healthcare REIT and ten properties and their associated LLCs classified as held for sale as of December 31, 2007. In addition, for the year ended December 31, 2007, discontinued operations included the net income (loss) of six properties and two LLCs owned by the Company and classified as held for sale. (See Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

Income Tax

The Company incurred a tax provision of $18.1 million for the year ended December 31, 2007, compared to a tax benefit of $7.4 million for the same period in 2006. Effective with the close of NNN’s 144A private equity offering on November 16, 2006, GERI became a wholly-owned subsidiary, which caused a change in GERI’s tax status from a non-taxable partnership to a taxable C corporation. The change in tax status required NNN to recognize a one time income tax benefit of $6.0 million for the future tax effects attributable to temporary differences between GAAP basis and tax accounting principles as of the effective date of

November 15, 2006. The $25.6 million decrease in tax expense was primarily a result of the nonrecurring tax benefit noted above coupled with the inclusion of 12 months of book income in 2007 versus six weeks of book income in 2006 due to the change in tax status. In addition, the Company is subject to the highest federal income tax rate of 35% in 2007, compared to a 34% statutory tax rate in 2006. (See Note 24 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

Net Income

As a result of the above items, net income increased $1.1 million to $21.1 million, or $0.55 per fully diluted share, for the year ended December 31, 2007, compared to net income of $20.0 million, or $1.01 per fully diluted share, for the same period in 2006.

Liquidity and Capital Resources

As of December 31, 2008, cash and cash equivalents decreased by approximately $16.3 million, from a cash balance of $49.3 million as of December 31, 2007. The Company’s operating activities used net cash of $33.6 million, as the Company repaid net operating liabilities totaling $20.2 million primarily related to incentive compensation and deferred commissions paid during the first quarter, which attained peak levels during the quarter ended December 31, 2007. Other operating activities used net cash totaling $13.4 million. Investing activities used net cash of $76.3 million primarily for acquisition funding of Company sponsored real estate programs. Financing activities provided net cash of $93.6 million primarily through borrowings including $55.0 million under the Company’s Line of Credit and mortgage financing of Company sponsored real estate programs. Financing activities for the year ended December 31, 2008 also included dividend payments of $15.1 million related to the dividends declared by the Company in December 2007 and the first and second quarters of 2008, $30.0 million for repayment of mezzanine financing on two of the assets held for sale and $13.0 million for repayment of mortgage debt in connection with the restructuring of the financing related to two of the assets held for sale.

Current Sources of Capital and Liquidity

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of debt obligations, investments in various real estate investor programs and institutional funds and capital expenditures, through current and retained cash flow earnings, the sale of real estate properties, additional long-term secured and unsecured borrowings and proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. The Credit Facility restricts our ability to operate outside of the Approved Budget without the permission of the requisite majority of lenders. In addition, we are required to remit Net Cash Proceeds from the sale of assets including real estate assets to repay advances under the Credit Facility and pursue additional sources of capital in accordance with the Recapitalization Plan. All of these demands put the Company’s liquidity and financial resources at risk. As of the date of filing this Form 10-K, the Company had approximately $67.3 million outstanding under the Credit Facility.

On October 31, 2008, the Company entered into that certain Agreement for the Purchase and Sale of Real Property and Escrow Instructions to effect the sale of the Danbury Property to an unaffiliated entity for a purchase price of $76.0 million. This agreement was amended and restated in its entirety by that certain Danbury Merger Agreement dated as of January 23, 2009, as amended by the First Amendment to Danbury Merger Agreement dates as of January 23, 2009 which reduced the purchase price to $73.5 million. In accordance with the terms of the Danbury Merger Agreement, as amended by the First Danbury Amendment, the Company received one half of the buyer’s deposits in an amount of $3.125 million from the buyer upon the execution of the Danbury Merger Agreement, which released escrow deposit remains subject to the terms of the Danbury Merger Agreement, and the remaining $3.125 million of deposits continued to be held in escrow pending the closing. On May 19, 2009, the Company and the buyer entered into the Second Danbury Amendment pursuant to which the remaining $3.125 million of deposits held in escrow were released to the

Company (and remain subject to the terms of the Danbury Merger Agreement, as amended), and the purchase price was reduced to $72.4 million. In accordance with the Second Danbury Amendment, the closing of the sale of the property expected to occur on or before June 1, 2009.

In February 2007, the Company entered into a $25.0 million revolving line of credit with LaSalle Bank N.A. This line of credit consisted of $10.0 million for use in property acquisitions and $15.0 million for general corporate purposes and bore interest at prime plus 0.50% or three-month LIBOR plus 1.50%, at the Company’s option, on each drawdown.

On December 7, 2007, the Company entered into the Credit Facility to replace its revolving line of credit with LaSalle Bank N.A. The Credit Facility is for general corporate purposes which at the time generally bore interest at either the prime rate or LIBOR based rates plus an applicable margin ranging from 1.50% to 2.50%. As of December 31, 2007, the Company had $8.0 million outstanding under the Credit Facility.

On August 5, 2008, the Company entered into the First Letter Amendment to its Credit Facility. The First Letter Amendment, among other things, provided the Company with an extension from September 30, 2008 to March 31, 2009 to dispose of the three real estate assets that the Company had previously acquired on behalf of GERA. Additionally, the First Letter Amendment also, among other things, modified select debt and financial covenants in order to provide greater flexibility to facilitate the Company’s TIC Programs.

On November 4, 2008, the Company amended (the “Second Letter Amendment”) its Credit Agreement. The effective date of the Second Letter Amendment is September 30, 2008. (Certain capitalized terms set forth below that are not otherwise defined herein have the meaning ascribed to them in the Credit Facility, as amended.

The Second Letter Amendment, among other things, a) reduced the amount available under the Credit Facility from $75.0 million to $50.0 million by providing that no advances or letters of credit shall be made available to the Company after September 30, 2008 until such time as borrowings have been reduced to less than $50.0 million; b) provided that 100% of any net cash proceeds from the sale of certain real estate assets that have to be sold by the Company shall permanently reduce the Revolving Credit Commitments, provided that the Revolving Credit Commitments shall not be reduced to less than $50.0 million by reason of the operation of such asset sales; and c) modified the interest rate incurred on borrowings by increasing the applicable margins by 100 basis points and by providing for an interest rate floor for any prime rate related borrowings.

Additionally, the Second Letter Amendment, among other things, modified restrictions on guarantees of primary obligations from $125.0 million to $50.0 million, modifies select financial covenants to reflect the impact of the current economic environment on the Company’s financial performance, amended certain restrictions on payments by deleting any dividend/share repurchase limitations and modified the reporting requirements of the Company with respect to real property owned or held.

As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Debt/EBITDA ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 3.75:1.00 to 5.50:1.00, while the Debt/EBITDA Ratio for the quarters ending March 31, 2009 and thereafter remain at 3.50:1.00. The Interest Coverage Ratio for the quarters ending September 30, 2008, December 31, 2008 and March 31, 2009 were amended from 3.50:1.00 to 3.25:1.00, while the Interest Coverage Ratio for the quarters ended June 30, 2009 and September 30, 2009 remained unchanged at 3.50:1.00 and for the quarters ended December 31, 2009 and thereafter remained unchanged at 4.00:1.00. The Recourse Debt/Core EBITDA Ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 2.25:1.00 to 4.25:1.00, while the Recourse Debt/Core EBITDA Ratio for the quarters thereafter remained unchanged at 2.25:1.00. The Core EBITDA to be maintained by the Company at all times was reduced from $60.0 million to $30.0 million and the Minimum Liquidity to be maintained by the Company at all times was reduced from $25.0 million to $15.0 million. The Company was not in compliance with certain debt covenants as of December 31, 2008, all of which were effectively cured as of such date by the Third Amendment to the Credit Facility described below. As a consequence of the foregoing, and certain provisions of the Third Amendment, the $63.0 million outstanding under the Credit Facility has been classified as a current liability as of December 31, 2008. See “Risk Factors” set forth in Item 1A. of Part I above.

On May 20, 2009, the Company further amended its Credit Facility by entering into the Third Amendment. The Third Amendment, among other things, bifurcates the existing credit facility into two revolving credit facilities, (i) a $38,000,000 Revolving Credit A Facility which is deemed fully funded as of the date of the Third Amendment, and (ii) a $29,289,245 Revolving Credit B Facility, comprised of revolving credit advances in the aggregate of $25,000,000 which are deemed fully funded as of the date of the Third Amendment and letters of credit advances in the aggregate amount of $4,289,245 which are issued and outstanding as of the date of the Third Amendment. The Third Amendment requires the Company to draw down $4,289,245 under the Revolving Credit B Facility on the date of the Third Amendment and deposit such funds in a cash collateral account to cash collateralize outstanding letters of credit under the Credit Facility and eliminates the swingline features of the Credit Facility and the Company’s ability to cause the lenders to issue any additional letters of credit. In addition, the Third Amendment also changes the termination date of the Credit Facility from December 7, 2010 to March 31, 2010 and modifies the interest rate incurred on borrowings by initially increasing the applicable margin by 450 basis points (or to 7.00% on prime rate loans and 8.00% on LIBOR based loans).

The Third Amendment also eliminated specific financial covenants, and in its place, the Company is required to comply with the Approved Budget, that has been agreed to by the Company and the lenders, subject to agreed upon variances. The Company is also required under the Third Amendment to effect the Recapitalization Plan, on or before September 30, 2009 and in connection therewith to effect the Partial Prepayment of the Revolving A Credit Facility. In the event the Company fails to effect the Recapitalization Plan and in connection therewith to reduce the Revolving Credit A Credit Facility by the Partial Prepayment amount, the (i) lenders will have the right commencing on October 1, 2009, to exercise the Warrants, for nominal consideration, to purchase common stock of the Company equal to 15% of the common stock of the Company on a fully diluted basis as of such date, subject to adjustment, (ii) the applicable margin automatically increases to 11% on prime rate loans and increases to 12% on LIBOR based loans, (iii) the Company shall be required to amortize an aggregate of $10 million of the Revolving Credit A Facility in three (3) equal installments on the first business day of each of the last three (3) months of 2009, (iv) the Company is obligated to submit a revised budget by October 1, 2009, (v) the Credit Facility will terminate on January 15, 2010, and (vi) no further advances may be drawn under the Credit Facility.

In the event that Company effects the Recapitalization Plan and the Partial Prepayment amount on or prior to September 30, 2009, the Warrants automatically will expire and not become exercisable, the applicable margin will automatically be reduced to 3% on prime rate loans and 4% on LIBOR based loans and the Company shall have the right, subject to the requisite approval of the lenders, to seek an extension of the term of the Credit Facility to January 5, 2011, provided the Company also pays a fee of .25% of the then outstanding commitments under the Credit Facility.

As a result of the Third Amendment the Company is required to prepay Revolving Credit A Advances (and to the extent the Revolving Credit A Facility shall be reduced to zero, prepay outstanding Revolving Credit B Advances) in an amount equal to 100% (or, after the Revolving Credit A Advances are reduced by at least the Partial Prepayment amount, in an amount equal to 50%) of Net Cash Proceeds (as defined in the Credit Agreement) from:

•	assets sales,

•	conversions of Investments (as defined in the Credit Agreement),

•	the refund of any taxes or the sale of equity interests by the Company or its subsidiaries,

•	the issuance of debt securities, or

•	any other transaction or event occurring outside the ordinary course of business of the Company or its subsidiaries;

provided, however, that (a) the Net Cash Proceeds received from the sale of the certain real property assets shall be used to prepay outstanding Revolving Credit B Advances and to the extent Revolving Credit B Advances shall be reduced to zero, to prepay outstanding Revolving Credit A Advances, (b) the Company shall prepay outstanding Revolving Credit B Advances in an amount equal to 100% of the Net Cash Proceeds from the sale of the Danbury Property unless the Company is then not in compliance with the Recapitalization Plan in which event Revolving Credit A Advances shall be prepaid first and (c) the Company’s 2008 tax refund was used to prepay outstanding Revolving Credit B Advances upon the closing of the Third Amendment.

The Third Amendment requires the Company to (a) sell the Danbury Property by June 1, 2009, unless such date is extended with the applicable approval of the lenders and (b) use its commercially reasonable best efforts to sell four other commercial properties, including the two other GERA Properties, by September 30, 2009.

As part of the Company’s strategic plan, management has identified more than $20.0 million of expense synergies, on an annualized basis, a portion of which has been invested in enhancing the management team with the addition of several executives in key operational and management roles. In connection with the Merger, the Company announced its intention to pay a $0.41 per share dividend per annum, which equates to approximately $26.5 million on an annual basis. The Company declared and paid such dividends for holders of records at the end of each of the fourth calendar quarter of 2007 and the first and second calendar quarters of 2008. On July 11, 2008, the Company’s Board of Directors approved the suspension of future dividend payments. In addition, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $25 million of its common stock through the end of 2009. As of December 31, 2008, the Company has repurchased 532,000 shares of its common stock for $1.8 million. The Third Amendment to the Credit Agreement restricts the Company’s ability to repurchase any additional shares.

Long-Term Liquidity Needs

The Company expects to meet its long-term liquidity needs, which may include principal repayments of debt obligations, investments in various real estate investor programs and institutional funds and capital expenditures, through current and retained cash flow earnings, the sale of real estate properties, additional long-term secured and unsecured borrowings and proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. The Credit Facility restricts our ability to operate outside of the Approved Budget without the permission of the requisite majority of lenders, and the failure to operate within the Approved Budget by more than the greater of $1,500,000 or 15% on a cumulative basis for more than three consecutive weeks would, absent the requisite approval, result in an event of default of the Credit Facility and make the entire balance due and payable. In addition, we are required to remit Net Cash Proceeds from the sale of assets including real estate assets to repay advances under the Credit Facility and pursue additional sources of capital in accordance with the Recapitalization Plan. The Company’s Credit Facility requires the Company to implement the Recapitalization Plan and complete each step provided in the Recapitalization Plan by the dates set for such completion. In the event the Company is unable to effect the Partial Prepayment in connection with the Recapitalization Plan by September 30, 2009, the Company is required to amortize $10 million of the Revolving Credit A Facility in three equal installments on the first business day of each of the last three months of 2009 and the entire Credit Facility would become due and payable on January 15, 2010. In addition, the Company would not have access to any further advances under the Revolving Credit B Facility which would greatly reduce the Company’s liquidity. All of these demands put the Company’s liquidity and financial resources at risk.

Factors That May Influence Future Sources of Capital and Liquidity

Although Realty was required to have real estate licenses in all of the states in which it acted as a broker for NNN’s programs and received real estate commissions prior to 2007, Realty did not hold a license in certain of those states when it earned fees for those services. In addition, almost all of Triple Net Properties’ revenue was based on an arrangement with Realty to share fees from NNN’s programs. Triple Net Properties did not hold a real estate license in any state, although most states in which properties of NNN’s programs were located may have required Triple Net Properties to hold a license in order to share fees. As a result, Realty and the Company may be subject to penalties, such as fines (which could be a multiple of the amount received), restitution payments and termination of management agreements, and to the suspension or revocation of certain of Realty’s real estate broker licenses. As of December 31, 2008, no liabilities have been accrued for the failure to hold real estate licenses. To the extent that Realty or the Company incurs any liability arising from the failure to comply with real estate broker licensing requirements in certain states, Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson have agreed to forfeit to the Company up to an aggregate of 4,124,120 shares of the Company common stock. In addition, Mr. Thompson has agreed to indemnify the Company, to the extent the liability incurred by the Company for such matters exceeds the deemed $46,865,000 value of these shares (based upon the $11.36 per share value of such shares as of such agreement), up to an additional $9,435,000 in cash. These shares are held in escrow in connection with an independent escrow agreement entered into on November 14, 2006 between NNN, Messrs. Thompson, Rogers and Hanson and the escrow agent. The above indemnifications expire on November 16, 2009. Since Mr. Hanson is entitled over time to receive up to 743,160 shares from Messrs. Thompson and Rogers (557,370 from Mr. Thompson and 185,790 from Mr. Rogers) from the shares held in the indemnification and escrow agreement, he is a party to it as well and his liability is limited to those shares. If Mr. Hanson’s right to receive the shares vests, then to the extent shares attributable to his ownership are available, and not subject to potential claims, under the indemnification and escrow agreement, he will be permitted to remove 88,000 shares on each of January 1, 2008 and 2009 to pay taxes. As Mr. Hanson’s right to receive the shares vests, then to the extent shares attributable to his ownership are available, and not subject to potential claims, under the indemnification and escrow agreement, he will be permitted to remove certain shares to pay taxes. On January 20, 2009, Mr. Hanson was permitted to remove 247,695 shares from the escrow to pay taxes.

On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company is required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed capital to fund the earn-out payments. As of December 31, 2008, the Company has invested $500,000 in seed capital into the open and closed end real estate funds that Alesco launched during 2008.

Cash Flow

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash used in operating activities increased $69.5 million to $36.0 million for the year ended December 31, 2008, compared to net cash provided by operating activities of $33.5 million for the same period in 2007. Net cash used in operating activities included a decrease in net income of $351.9 million adjusted for an increase in non-cash reconciling items, the most significant of which was $181.3 million in goodwill impairment, $90.4 million in real estate related impairments, $11.7 million in stock-based compensation, $29.0 million in depreciation and amortization primarily related to five properties held for sale, $1.2 million as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty, partially offset by a $3.3 million increase in deferred taxes. Also contributing to this increase was cash used in net changes in other operating assets and liabilities of $36.3 million.

Net cash used in investing activities decreased $413.0 million to $73.9 million for the year ended December 31, 2008, compared to $486.9 million for the same period in 2007. This decrease in cash used in investing activities was primarily related to a decrease of $483.0 million of cash used in the acquisition and related improvements of office properties and asset purchases for GERI’s sponsored TIC Programs, partially offset by $92.9 million in proceeds from the sales of certain real estate assets in 2007.

Net cash provided by financing activities decreased $306.9 million to $93.6 million for the year ended December 31, 2008, compared to $400.5 million for the same period in 2007. The decrease was primarily due to a decrease of $443.7 million in borrowings on notes payable related to properties purchased for GERI’s sponsored TIC Programs in 2008, a decrease of $27.0 million in contributions from minority interests in 2008 offset by a decrease of $87.5 million in repayments of notes payable and capital lease obligations and an increase in advances on the line of credit of $55.0 million in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net cash provided by operating activities increased $16.2 million to $33.5 million for the year ended December 31, 2007, compared to $17.4 million for the same period in 2006. Net cash provided by operating activities included an increase in net income of $1.1 million adjusted for an increase in non-cash reconciling items, the most significant of which was $5.2 million in stock-based compensation, $6.6 million in depreciation and amortization primarily related to two properties purchased in 2007, $2.7 million as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty, partially offset by a $1.0 million increase in deferred taxes. Also contributing to this increase was cash provided by net changes in other operating assets and liabilities of $6.1 million. This increase in cash from operating activities was partially offset by a $7.3 million increase in accounts receivable from related parties which consisted primarily of accrued management, leasing and transaction fees from the Company’s various sponsored programs.

Net cash used in investing activities increased $430.7 million to $486.9 million for the year ended December 31, 2007, compared to $56.2 million for the same period in 2006. This increase in cash used in investing activities was primarily related to $142.3 million of cash used in the acquisition and related improvements to two office properties held for investment and $462.8 million for asset purchases of GERI’s sponsored programs, to facilitate the reselling of such assets to its TIC Programs and REITs, partially offset by $92.9 million in proceeds from the sales of these assets and $117.5 million in proceeds from repayment of advances to related parties.

Net cash provided by financing activities increased $259.9 million to $400.5 million for the year ended December 31, 2007, compared to $140.5 million for the same period in 2006. The increase was primarily due to an increase of $426.3 million in borrowings on notes payable related to properties acquired in 2007 and an increase of $34.5 million in contributions from minority interests in 2007 and a decrease of $11.6 million in dividends paid in 2007. Partially offsetting the year-over-year increase in cash provided by financing activities was $146.0 million in net proceeds in November 2006 as a result of the issuance of NNN’s common stock through the 144A private equity offering, an increase of $47.9 million in principal repayments on notes payable in 2007 and $7.5 million in additional repayments under the Company’s line of credit in 2007.

Commitments, Contingencies and Other Contractual Obligations

Contractual Obligations

The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through June 30, 2020.

The following table summarizes contractual obligations as of December 31, 2008 and the effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. This table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
(In thousands)	2009	(2010-2011)	(2012-2013)	(After 2013)	Total

Principal — secured debt	$63,000	$—	$—	$—	$63,000
Interest — secured debt	3,570	6,951	—	—	10,521
Principal — properties held for sale	108,779	180	—	107,000	215,959
Interest — properties held for sale	8,656	13,021	13,012	14,187	48,876
Principal — senior notes	—	16,277	—	—	16,277
Interest — senior notes	1,424	2,849	843	—	5,116
Operating lease obligations — others	9,793	21,754	21,884	19,880	73,311
Operating lease obligations — general	22,085	30,829	22,082	16,903	91,899
Capital lease obligations	333	203	—	—	536

Total	$217,640	$92,064	$57,821	$157,970	$525,495

TIC Program Exchange Provisions.  Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. The Company deferred revenues relating to these agreements of $584,000, $393,000 and $986,000 for the years ended December 31, 2006, 2007 and 2008, respectively. Additional losses of $14.3 million related to these agreements were recorded in 2008 to reflect the impairment in value of properties underlying the agreements with investors. As of December 31, 2008 the Company had recorded liabilities totaling $18.6 million related to such agreements, consisting of $4.3 million of cumulative deferred revenues and $14.3 million of additional losses related to these agreements.

Off-Balance Sheet Arrangements.  From time to time the Company provides guarantees of loans for properties under management. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. As of December 31, 2007, there were 143 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.8 million and $385.3 million as of December 31, 2008, respectively.

The Company’s guarantees consisted of the following as of December 31, 2008 and 2007:

	December 31,
(In thousands)	2008	2007

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,414,433	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	$107,000	$221,430
Guarantees of the Company’s mezzanine debt	$—	$48,790
Recourse guarantees of debt of properties under management	$42,426	$47,399
Recourse guarantees of the Company’s debt	$10,000	$10,000

(1)	A “non-recourse/carve-out” guaranty imposes personal liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”) Subsequent to the initial measurement under FIN No. 45, the Company evaluates the ongoing liability relating to these guarantees in accordance with SFAS No. 5. As of December 31, 2008, the Company recorded a liability of $9.1 million related to recourse guarantees of debt of properties under management which matured in January and April 2009. Any other such liabilities were insignificant as of December 31, 2008 and 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Derivatives — The Company’s Credit Facility debt obligations and mortgage loan obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of December 31, 2008 and 2007, the outstanding principal balances on the Credit Facility debt obligations totaled $63.0 million and $8.0 million, respectively, and on the mortgage loan debt obligations totaled $216.0 million and $348.9 million, respectively. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the Company’s Credit Facility required the Company to maintain interest rate hedge agreements that were in effect as of the date of the Third Amendment against variable interest debt obligations. To fulfill this requirement, the Company holds two interest rate cap agreements with Deutsche Bank Trust Company Americas, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.00% of the underlying notional amounts. In addition, the terms of certain mortgage loan agreements required the Company to purchase two-year interest rate caps on 30-day LIBOR with a LIBOR strike price of 6.00%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.

The Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rates incurred on its Credit Facility. The Company’s Credit Facility is secured by its assets, bears interest at the bank’s prime rate or LIBOR plus applicable margins based on compliance with covenants with respect to consummation of a recapitalization transaction in accordance with the Recapitalization Plan and currently matures on March 31 2010, subject to extension or early termination under certain circumstances.. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to this debt instrument as amounts are drawn under the Line of Credit.

Additionally, the Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rate incurred on the portion of the outstanding mortgages on its real estate held for sale. As of December 31, 2008 and 2007, the outstanding principal balance on these variable rate debt obligations was $108.7 million and $169.3 million, respectively, with a weighted average interest rate of 3.78% and 8.23% per annum, respectively. Since interest payments on these obligations will increase if interest rates rise, or decrease if interest rates decline, the Company is subject to cash flow risk related to these debt instruments. As of December 31, 2008, for example, a 0.5% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $390,000, or 3.67%. As of December 31, 2007, for example, a 0.8% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $1.4 million, or 9.72%.This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk.

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

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Grubb & Ellis Company

We have audited the consolidated balance sheets of Grubb & Ellis Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.), a wholly-owned subsidiary, which statements reflect total assets of $6,264,000 and $20,584,000 as of December 31, 2008 and 2007, respectively, and total revenues of $15,224,000 and $18,315,000 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.), is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the accompanying 2007 consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Grubb & Ellis Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2009 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
May 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Grubb & Ellis Company:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Grubb & Ellis Company (formerly NNN Realty Advisors, Inc.) and subsidiaries (the “Company”) for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Grubb & Ellis Company and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 3, the accompanying 2006 consolidated financial statements have been restated.

Los Angeles, California
May 7, 2007 (May 27, 2009 as to the restatement discussed in Note 3 and of discontinued operations discussed in Note 19 )

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2008	2007
		Restated

ASSETS
Current assets:
Cash and cash equivalents	$32,985	$49,328
Restricted cash	36,047	70,023
Investment in marketable equity securities	1,510	9,052
Current portion of accounts receivable from related parties — net	22,630	32,795
Current portion of advances to related parties — net	2,982	6,667
Notes receivable from related party — net	9,100	7,600
Service fees receivable — net	26,987	19,521
Current portion of professional service contracts — net	4,326	7,235
Real estate deposits and pre-acquisition costs	5,961	11,818
Properties held for sale	167,408	332,176
Identified intangible assets and other assets held for sale — net	37,145	76,985
Prepaid expenses and other assets	22,770	12,855
Deferred tax assets	—	7,991

Total current assets	369,851	644,046
Accounts receivable from related parties — net	11,072	10,360
Advances to related parties — net	11,499	3,751
Professional service contracts — net	10,320	13,088
Investments in unconsolidated entities	8,733	22,191
Property, equipment and leasehold improvements — net	14,009	16,728
Goodwill	—	169,317
Identified intangible assets — net	91,527	105,473
Other assets — net	3,266	3,588

Total assets	$520,277	$988,542

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$70,222	$102,004
Due to related parties	2,447	3,329
Line of credit	63,000	—
Current portion of capital lease obligations	333	351
Notes payable of properties held for sale	215,959	348,931
Liabilities of properties held for sale — net	16,843	25,550
Other liabilities	35,762	12,360
Deferred tax liabilities	2,080	—

Total current liabilities	406,646	492,525
Long-term liabilities:
Line of credit	—	8,000
Senior notes	16,277	16,277
Capital lease obligations	203	439
Other long-term liabilities	6,077	7,434
Deferred tax liabilities	17,298	29,915

Total liabilities	446,501	554,590
Commitment and contingencies (Note 20)
Minority interest	3,605	29,896
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000, shares authorized as of December 31, 2008 and 2007; no shares issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 65,382,601 and 64,824,777 shares issued and outstanding as of December 31, 2008 and 2007, respectively	654	648
Additional paid-in capital	402,780	393,665
(Accumulated deficit) retained earnings	(333,263)	10,792
Other comprehensive loss	—	(1,049)

Total stockholders’ equity	70,171	404,056

Total liabilities, minority interest and stockholders’ equity	$520,277	$988,542

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
		Restated	Restated

REVENUE
Transaction services	$240,250	$35,522	$—
Investment management	101,581	149,651	99,599
Management services	253,664	16,365	—
Rental related	16,326	16,399	8,944

Total revenue	611,821	217,937	108,543

OPERATING EXPENSE
Compensation costs	503,004	104,109	49,449
General and administrative	119,660	44,251	30,188
Depreciation and amortization	10,312	2,621	1,808
Rental related	14,414	16,054	9,423
Interest	5,914	2,168	6,765
Merger related costs	14,732	6,385	—
Real estate related impairments	17,954	—	—
Goodwill and intangible asset impairment	181,285	—	—

Total operating expense	867,275	175,588	97,633

OPERATING (LOSS) INCOME	(255,454)	42,349	10,910

OTHER (EXPENSE) INCOME
Equity in (losses) earnings of unconsolidated entities	(13,311)	2,029	1,948
Interest income	902	2,992	713
Other	(6,458)	(465)	—

Total other (expense) income	(18,867)	4,556	2,661

(Loss) income from continuing operations before minority interest and income tax (provision) benefit	(274,321)	46,905	13,571
Minority interest in loss (income) of consolidated entities	11,719	(1,961)	(78)

(Loss) income from continuing operations before income tax (provision) benefit	(262,602)	44,944	13,493
Income tax (provision) benefit	(16,890)	(18,118)	7,441

(Loss) income from continuing operations	(279,492)	26,826	20,934

DISCONTINUED OPERATIONS
Loss from discontinued operations — net of taxes	(51,735)	(6,006)	(1,031)
Gain on disposal of discontinued operations — net of taxes	357	252	68

Total loss from discontinued operations	(51,378)	(5,754)	(963)

NET (LOSS) INCOME	$(330,870)	$21,072	$19,971

Basic (loss) earnings per share
(Loss) income from continuing operations	$(4.40)	$0.69	$1.06
Loss from discontinued operations	(0.81)	(0.14)	(0.05)

Net (loss) earnings per share	$(5.21)	$0.55	$1.01

Diluted (loss) earnings per share
(Loss) income from continuing operations	$(4.40)	$0.69	$1.06
Loss from discontinued operations	(0.81)	(0.14)	(0.05)

Net (loss) earnings per share	$(5.21)	$0.55	$1.01

Basic weighted average shares outstanding	63,515	38,652	19,681

Diluted weighted average shares outstanding	63,515	38,653	19,694

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated	(Accumulated
			Additional	Other	Deficit)	Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity

Balance as of January 1, 2006 (as previously reported)	17,372	$174	$3,902	$—	$24,701	$28,777

Prior year adjustment					(8,696)	(8,696)
Balance as of January 1, 2006 (as restated)	17,372	174	3,902	—	16,005	20,081

Dividends declared	—	—	—	—	(31,883)	(31,883)
Issuance of common stock to acquire Realty and NNN Capital Corp.	5,289	53	60,361	—	—	60,414
Issuance of common stock	14,080	141	159,859	—	—	160,000
Offering costs	—	—	(13,885)	—	—	(13,885)
Issuance of restricted shares to directors and officers	541	5	—	—	—	5
Vesting of share-based compensation	—	—	2,448	—	—	2,448
Change in unrealized (loss) on marketable securities, net of taxes	—	—	—	(26)	—	(26)
Net income	—	—	—	—	19,971	19,971

Comprehensive income	—	—	—	—	—	19,945

Balance as of December 31, 2006(as restated)	37,282	373	212,685	(26)	4,093	217,125

Dividends declared	—	—	—	—	(14,373)	(14,373)
Vesting of share-based compensation	—	—	9,027	—	—	9,027
Common stock for merger transaction	26,196	262	171,953	—	—	172,215
Issuance of restricted shares to directors, officers and employees	1,450	14	—	—	—	14
Cancellation of non-vested restricted shares	(103)	(1)	—	—	—	(1)
Change in unrealized loss on marketable securities, net of taxes	—	—	—	(1,023)	—	(1,023)
Net income	—	—	—	—	21,072	21,072

Comprehensive income	—	—	—	—	—	20,049

Balance as of December 31, 2007(as restated)	64,825	648	393,665	(1,049)	10,792	404,056

Dividends declared	—	—	—	—	(13,395)	(13,395)
Vesting of share-based compensation	—	—	11,248	—	210	11,458
Repurchase of common stock	(532)	(5)	(1,835)	—	—	(1,840)
Issuance of restricted shares to directors, officers and employees	1,552	15	(15)	—	—	—
Issuance of stock to directors, officers and employees related to equity compensation awards	77	1	378	—	—	379
Cancellation of non-vested restricted shares	(539)	(5)	(75)	—	—	(80)
Change in unrealized loss on marketable securities, net of taxes	—	—	(586)	1,049	—	463
Net loss	—	—	—	—	(330,870)	(330,870)

Comprehensive loss	—	—	—	—	—	(330,407)

Balance as of December 31, 2008	65,383	$654	$402,780	$—	$(333,263)	$70,171

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
		Restated	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(330,870)	$21,072	$19,971
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in (earnings) losses of unconsolidated entities	13,311	(2,029)	(1,948)
Depreciation and amortization (including amortization of signing bonuses)	28,961	8,652	2,086
Loss on disposal of property, equipment and leasehold improvements	494	861	—
Goodwill and intangible asset impairment	181,286	—	—
Impairment of real estate	90,351	—	—
Stock-based compensation	11,705	9,041	3,865
Compensation expense on profit sharing arrangements	1,878	1,999	—
Amortization/write-off of intangible contractual rights	1,179	3,133	410
Amortization of deferred financing costs	1,006	1,713	31
Loss (gain) on sale of marketable equity securities	7,215	(184)	—
Deferred income taxes	(3,784)	(7,109)	(8,147)
Allowance for uncollectible accounts	13,319	806	1,408
Minority interest in (losses) income of consolidated entities	(11,719)	1,961	78
Loss on write-off of real estate deposits and pre-acquisition costs	2,415	—	—
Other operating noncash gains (losses)	2,267	8	(105)
Changes in operating assets and liabilities:
Accounts receivable from related parties	6,480	6,018	(1,254)
Prepaid expenses and other assets	(28,945)	(36,295)	(919)
Accounts payable and accrued expenses	(19,915)	15,884	2,367
Other liabilities	(263)	8,012	(487)

Net cash (used in) provided by operating activities	(33,629)	33,543	17,356

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,407)	(3,331)	(2,339)
Tenant improvements and capital expenditures
Purchases of marketable equity securities	(997)	(30,732)	(2,360)
Proceeds from sale of marketable equity securities	2,653	22,870	—
Advances to related parties	(13,173)	(39,112)	(19,268)
Proceeds from repayment of advances to related parties	20,043	117,496	16,713
Payments to related parties	(882)	(2,704)	(1,064)
Origination of notes receivable from related parties	(15,100)	(39,300)	(10,000)
Proceeds from repayment of notes receivable from related parties	13,600	41,700	777
Investments in unconsolidated entities	(29,163)	(9,076)	(111,772)
Sale of tenant-in-common interests in unconsolidated entities	—	20,466	101,128
Distributions of capital from unconsolidated entities	914	1,256	20,049
Acquisition of businesses — net of cash acquired	—	339	(7,398)
Acquisition of properties	(122,163)	(605,126)	(80,905)
Proceeds from sale of properties	—	92,945	31,684
Real estate deposits and pre-acquisition costs	(59,780)	(50,202)	(14,106)
Proceeds from collection of real estate deposits and pre-acquisition costs	118,835	49,427	26,722
Restricted cash	13,290	(53,825)	(4,064)

Net cash used in investing activities	(76,330)	(486,909)	(56,203)

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Year Ended December 31,
	2008	2007	2006
		Restated	Restated

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	55,000	—	14,000
Repayment of advances on line of credit	—	(30,000)	(22,500)
Borrowings on notes payable and capital lease obligations	103,339	547,015	120,711
Repayments of notes payable and capital lease obligations	(56,386)	(143,848)	(95,930)
Other financing costs	—	850	(1,867)
Proceeds from issuance of senior notes	—	6,015	10,263
Repayments of participating notes	—	—	(2,300)
Redemption of redeemable preferred membership units	—	—	(5,506)
Deferred financing costs	(2,412)	(2,310)	(1,515)
Net proceeds from issuance of common stock	52	—	146,000
Repurchase of common stock	(1,840)	—	—
Dividends paid to common stockholders	(15,128)	(16,449)	(28,070)
Contributions from minority interests	15,084	42,061	7,554
Distributions to minority interests	(4,093)	(2,866)	(315)

Net cash provided by financing activities	93,616	400,468	140,525

NET (DECREASE) INCREASE IN CASH	(16,343)	(52,898)	101,678
Cash and cash equivalents — Beginning of year	49,328	102,226	548

Cash and cash equivalents — End of year	$32,985	$49,328	$102,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$21,089	$10,148	$5,784

Income taxes	$2,151	$22,622	$179

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrual for tenant improvements, lease commissions and capital expenditures	$739	$814	$—

Equipment acquired with capital lease obligations	$52	$541	$355

Dividends accrued	$—	$1,733	$3,813

Deconsolidation of assets held by variable interest entities	$301,656	$372,674	$28,016

Deconsolidation of liabilities held by variable interest entities	$222,448	$269,732	$17,449

Assets acquired in acquisition	$—	$462,730	$26,657

Liabilities assumed in acquisition	$—	$259,659	$19,342

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1.	ORGANIZATION

Grubb & Ellis Company (“the Company” or “Grubb & Ellis”), a Delaware corporation founded 50 years ago in Northern California, is a commercial real estate services and investment management firms. On December 7, 2007, the Company effected a stock merger (the “Merger”) with NNN Realty Advisors, Inc. (“NNN”), a real estate asset management company and sponsor of public non-traded real estate investment trusts (“REITs”), as well as a sponsor of tax deferred tenant-in-common (“TIC”) 1031 property exchanges and other investment programs. Upon the closing of the Merger, a change of control occurred. The former stockholders of NNN acquired approximately 60% of the Company’s issued and outstanding common stock.

The Company offers property owners, corporate occupants and program investors comprehensive integrated real estate solutions, including transactions, management, consulting and investment advisory services supported by market research and local market expertise.

In certain instances throughout these Financial Statements phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, Grubb & Ellis prior to the Merger. Similarly, in certain instances throughout these Financial Statements the term NNN, “legacy NNN” or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries’, variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and partnerships/limited liability companies (“LLCs”) in which the Company is the managing member or general partner and the other partners/members lack substantive rights (hereinafter collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46(R)”).

The Company consolidates entities that are VIEs when the Company is deemed to be the primary beneficiary of the VIE. For entities in which (i) the Company is not deemed to be the primary beneficiary, (ii) the Company’s ownership is 50.0% or less and (iii) the Company has the ability to exercise significant influence, the Company uses the equity accounting method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions less distributions). The Company also uses the equity method of accounting for jointly-controlled tenant-in-common interests. As reconsideration events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.

As more fully discussed in Note 16, the Company has entered into a Third Amendment to its Credit Facility that requires the Company to comply with the Approved Budget that has been agreed to by the Company and the lenders, subject to agreed upon variances. The Company is also required under the Third Amendment to effect the Recapitalization plan on or before September 30, 2009 and in connection therewith to effect a Partial Prepayment on or before September 30, 2009. Among other things, in the event the Company does not complete the recapitalization plan and/or make the Partial Prepayment, the Credit Facility will terminate on January 15, 2010. In light of the current state of the financial markets and economic environment, there is risk that the Company will be unable to meet the terms of the Credit Facility which would result in the entire balance of the debt becoming due and payable. If the Credit Facility were to become

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due and payable on the alternative due date of January 15, 2010, there can be no assurances that the Company will have access to alternative funding sources, or if such sources are available to the Company, that they will be on favorable terms and conditions to the Company, which at that time could create substantial doubt about the Company’s ability to continue as a going concern after January 15, 2010.

Use of Estimates — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Credit Facility — Weak economic conditions could impact the Company’s ability to remain in compliance with the debt covenants contained within its Credit Facility described in Note 16 below. If revenues are less than the Company has projected, the Company will be required to take further actions within its control to reduce costs so as to allow the Company to remain in compliance with the financial covenants in the Credit Facility. In the event the Company is required to amend the Credit Facility in order to remain in compliance with the financial covenants set forth therein, there can be no assurances that it will be able to do so.

Reclassifications — Certain reclassifications have been made to prior year and prior interim period amounts in order to conform to the current period presentation. These reclassifications have no effect on reported net income. Adjustments related to the restatement of previously issued financial statements are detailed in Note 3.

Cash and cash equivalents — Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash — Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties. As of December 31, 2008 and 2007, the restricted cash was $36.0 million and $70.0 million, respectively.

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

Real Estate Deposits and Pre-acquisition Costs — Real estate deposits and pre-acquisition costs are incurred when the Company evaluates properties for purchase and syndication. Pre-acquisition costs are capitalized as incurred. Real estate deposits may become nonrefundable under certain circumstances. The majority of the real estate deposits outstanding as of December 31, 2008 and 2007, were either refunded to the Company during the subsequent year or used to purchase property and subsequently reimbursed from the syndicated equity. Costs of abandoned projects represent pre-acquisition costs associated with properties no longer sought for acquisition by the Company and are included in general and administrative expense in the Company’s consolidated statement of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Price Allocation — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), the purchase price of acquired businesses or properties is allocated to tangible and identified intangible assets and liabilities based on their respective fair values. In the case of real estate acquisitions, the allocation to tangible assets (building and land) is based upon determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

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

Identified Intangible Assets — The Company’s acquisitions require the application of purchase accounting in accordance with SFAS No. 141. This results in tangible and identified intangible assets and liabilities of the acquired entity being recorded at fair value. Identified intangible assets includes a trade name, which is not being amortized and has an indefinite estimated useful life. The remaining other intangible assets primarily include contract rights, affiliate agreements, customer relationships and internally developed software, which are all being amortized over estimated useful lives ranging up to 20 years.

Properties Held for Investment — Properties held for investment are carried at historical cost less accumulated depreciation, net of any impairments. The cost of these properties include the cost of land, completed buildings, and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years, and the shorter of the lease term or useful life, ranging from one to ten years for tenant improvements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties Held for Sale — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), at the time a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, no depreciation or amortization of tenant origination cost is recorded for a property classified as held for sale. The Company classifies operating properties as properties held for sale in the period in which all of the required criteria are met.

SFAS No. 144 requires, in many instances, that the balance sheet and income statements for both current and prior periods report the assets, liabilities and results of operations of any component of an entity which has either been disposed of, or is classified as held for sale, as discontinued operations. In instances when a company expects to have significant continuing involvement in the component beyond the date of sale, the operations of the component instead continue to be fully recorded within the continuing operations of the Company through the date of sale. In accordance with this requirement, the Company records any results of operations related to its real estate held for sale as discontinued operations only when the Company expects not to have significant continuing involvement in the real estate after the date of sale.

Property, Equipment and Leasehold Improvements — Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is recorded on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the life of the related lease or the estimated service life of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred, while betterments are capitalized. Upon the sale or retirement of depreciable assets, the related accounts are relieved, with any resulting gain or loss included in operations.

Impairment of Long-Lived Assets — In accordance with SFAS No. 144, long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the asset, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. The Company recognized impairment charges of approximately $90.4 million against the carrying value of the properties and real estate investments for the year ended December 31, 2008, $18.0 million is recorded separately on the statement of operations and $72.4 million is included in discontinued operations. No impairment losses were recognized for the years ended December 31, 2007 and 2006.

The Company recognizes goodwill and other non-amortizing intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is recorded at its carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist, at a level of reporting referred to as a reporting unit. The Company recognizes goodwill in accordance with SFAS No. 142 and tests the carrying value for impairment during the fourth quarter of each year. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of its reporting units, the Company used a discounted cash flow model and market comparable data. Significant judgment is required by management in developing the assumptions for the discounted cash flow model. These assumptions include cash flow projections utilizing revenue growth rates, profit margin percentages, discount rates, market/economic conditions, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. During the fourth quarter of 2008, the Company identified the uncertainty surrounding the global economy and the volatility of the Company’s market capitalization as goodwill impairment indicators. The Company’s goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008.

The Company also analyzed its trade name for impairment pursuant to SFAS No. 142 and determined that the trade name was not impaired as of December 31, 2008. Accordingly, no impairment charge was recorded related to the trade name during the year ended December 31, 2008. In addition to testing goodwill and its trade name for impairment, the Company tested the intangible contract rights for impairment during the fourth quarter of 2008. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on the Company’s analysis for the current and projected property values, condition of the properties and status of mortgage loans payable, the Company determined that there are certain properties for which receipt of disposition fees was no longer probable. As a result, the Company recorded an impairment charge of approximately $8.6 million related to the impaired intangible contract rights as of December 31, 2008.

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

Investment Management

The Company earns fees associated with its transactions by structuring, negotiating and closing acquisitions of real estate properties to third-party investors. Such fees include acquisition fees for locating and acquiring the property and selling it to various TIC investors, REITs and its various real estate funds. The Company accounts for acquisition and loan fees in accordance with AICPA Statement of Position 92-1 (“SOP 92-1”), Accounting for Real Estate Syndication Income, and Statement of Financial Accounting Standards No. 66 (“SFAS No. 66”), Accounting for Sales of Real Estate. In general, the Company records the acquisition and loan fees upon the close of sale to the buyer if the buyer is independent of the seller, collection of the sales price, including the acquisition fees and loan fees, is reasonably assured, and the Company is not responsible for supporting operations of the property. Organizational marketing expense allowance (“OMEA”), fees are earned and recognized from gross proceeds of equity raised in connection with offerings and are used to pay formation costs, as well as organizational and marketing costs. When the Company does not meet the criteria for revenue recognition under SFAS No. 66 and SOP 92-1, revenue is deferred until revenue can be reasonably estimated or until the Company defers revenue up to its maximum exposure to loss. The Company earns disposition fees for disposing of the property on behalf of the REIT, investment fund or TIC. The Company recognizes the disposition fee when the sale of the property closes. The Company is entitled to loan advisory fees for arranging financing related to properties under management.

The Company earns captive asset and property management fees primarily for managing the operations of real estate properties owned by the real estate programs, REITs and LLCs that invest in real estate or value funds it sponsors. Such fees are based on pre-established formulas and contractual arrangements and are

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned as such services are performed. The Company is entitled to receive reimbursement for expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. Each property in the Company’s TIC Programs is charged an accounting fee for costs associated with preparing financial reports. The Company is also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through its dealer-manager, the Company facilitates capital raising transactions for its programs its dealer-manager acts as a dealer-manager exclusively for the Company’s programs and does not provide securities services to any third party. The Company’s wholesale dealer-manager services are comprised of raising capital for its programs through its selling broker-dealer relationships. Most of the commissions, fees and allowances earned for its dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to its selling broker-dealer relationships.

Management Services

Management fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract, are recognized as revenue by the Company in the same period as the related expenses are incurred. In certain instances, the Company sub contracts its property management services to independent property managers, in which case the Company passes a portion of their property management fee on to the sub contractor, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to its sub contractors.

Professional Service Contracts — The Company holds multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to five years. Amortization expense relating to these contracts of approximately $9.2 million and $443,000 was recorded for the years ended December 31, 2008 and 2007, respectively, and is included in compensation costs in the Company’s consolidated statement of operations.

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

As of December 31, 2008, the fair values of the Company’s notes payable, senior notes and lines of credit were approximately $195.4 million, $15.5 million and $60.0 million, respectively, compared to the carrying values of $216.0 million, $16.3 million and $63.0 million, respectively. The amounts recorded for accounts receivable, notes receivable, advances and accounts payable and accrued liabilities approximate fair value due to their short-term nature.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements — Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. In accordance with the provisions of FSP SFAS No. 157-2, the Company has partially applied the provisions of SFAS No. 157 only to its financial assets and liabilities recorded at fair value, which consist of available-for-sale marketable securities and interest rate caps.

Stock-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment, under the modified prospective transition method. SFAS No. 123R requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.

(Loss) earnings per share — Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during each period. The computation of diluted (loss) earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares. Contingently issuable shares represent non-vested stock awards and unvested stock fund units in the deferred compensation plan. In accordance with SFAS No. 128, Earnings Per Share, these shares are included in the dilutive earnings per share calculation under the treasury stock method. Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the conversion as a result of the Merger (see Note 10 for additional information).

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable. The Company currently maintains substantially all of its cash with several major financial institutions. The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2008, the Company had cash accounts in excess of FDIC insured limits. The Company believes this risk is not significant.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes — Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the year ended December 31, 2008, the Company recorded a valuation allowance of $48.9 million.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of Statement of Financial Accounting Standard No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

In accordance with SFAS No. 115, trading securities are carried at their fair value with realized and unrealized gains and losses included in the statement of operations. The available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of stockholders’ equity. Premiums and discounts are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Comprehensive Income (Loss) — Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included a calculation of comprehensive (loss) income in its accompanying consolidated

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006. Comprehensive (loss) income includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income.

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

Derivative Instruments and Hedging Activities — The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, while changes in that fair value may increase or decrease reported net (loss) income or stockholders’ equity, depending on interest rate levels and computed “effectiveness” of the derivatives, as that term is defined by SFAS No. 133, but will have no effect on cash flows. The Company’s derivatives consist solely of four interest rate cap agreements with third parties, which were executed in relation to its credit agreement or notes payable obligations. These cap agreements were not accounted for as effective cash flow hedges as of December 31, 2008.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009 and does not believe adoption will have a material effect on its consolidated financial statements.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 in the first quarter of 2009 and does not believe the adoption will have a material effect on its consolidated financial statements.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which will apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company will adopt FSP EITF 03-6-1 in the first quarter of 2009 and does not believe the adoption will have a material effect on its consolidated financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Statement of Financial Account Standards No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4”). The purpose of this FSP is to improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), and FIN 46(R) are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. The Company adopted the FSP and FIN 46(R)-8 on December 31, 2008.

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On March 16, 2009, management and the Audit Committee of the Board of Directors concluded that the Company’s previously issued audited financial statements should be restated, for the reasons discussed below.

The restatement of the Company’s financial statements was based upon a review of the accounting treatment of certain transactions entered into by NNN with respect to certain tenant-in-common investment programs (“TIC Programs”) sponsored by NNN prior to the Merger. The review of NNN’s accounting treatment was prompted by the Company being made aware of the existence of a letter agreement, wherein NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC Program (the “Exchange Letter”). In the course of its review, the Company became aware of additional letter agreements, some providing for a right of exchange similar to that contained in the Exchange Letter, another that provided the investor with certain repurchase rights under certain circumstances with respect to their investment and others in which NNN committed to provide certain investors in certain TIC Programs a specified rate of return. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million.

Upon review of the accounting treatment for these letter agreements as well as other TIC Programs and master lease arrangements, management concluded that some of the letter agreements had not been accounted for and that revenue had been incorrectly recognized as it related to these letter agreements as well as other TIC Programs and master lease arrangements under SFAS No. 66 and SOP 92-1 because the Company had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties. As a result of the recognition by the Company of the applicable fee revenue in the incorrect accounting periods, the Company reduced retained earnings as of January 1, 2006 by approximately $8.7 million; increased revenues in 2006 by approximately $518,000; and increased revenues in 2007 by approximately $251,000 to correct these errors.

Management also concluded that because NNN had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties, certain entities involved in the TIC

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Programs were variable interest entities in which the Company was the primary beneficiary and therefore were required to be consolidated in accordance with FIN No. 46(R). As a result, the Company increased total assets by $12.3 million, total liabilities by $1.1 million and minority interest by $11.2 million at December 31, 2007 to correct this error.

Management further concluded the method used for December 31, 2007 to present, in its statement of cash flows, its deconsolidation of certain entities the Company no longer controlled was erroneous to the extent certain non cash investing and financing transactions were presented as sources and uses of cash. As a result of this error, cash flows used in investing activities increased by $251.6 million and cash flows provided by financing activities increased by $251.9 million.

Restatement adjustments pertaining to income taxes relate to the revenue recognition restatement adjustments described above.

All applicable notes have been restated to reflect the above described adjustments.

	December 31, 2007
	As
	previously
(In thousands)	reported(1)	Adjustments	As Restated

ASSETS
Current assets:
Restricted cash	$69,098	$925	$70,023
Current portion of accounts receivable from related parties — net	32,575	220	32,795
Current portion of advances to related parties — net	7,010	(343)	6,667
Deferred tax assets	7,854	137	7,991
Total current assets	643,107	939	644,046
Investments in unconsolidated entities	11,028	11,163	22,191
Total assets	976,440	12,102	988,542

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	100,867	1,137	102,004
Other liabilities	5,055	7,305	12,360
Total current liabilities	484,083	8,442	492,525
Long-term liabilities:
Deferred tax liabilities	32,837	(2,922)	29,915
Total liabilities	549,070	5,520	554,590
Minority interest	18,725	11,171	29,896
Stockholders’ equity:
Retained earnings	15,381	(4,589)	10,792
Total stockholders’ equity	408,645	(4,589)	404,056
Total liabilities, minority interest and stockholders’ equity	976,440	12,102	988,542

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	For The Year Ended December 31, 2007			For The Year Ended December 31, 2006
	As Previously			As Previously
	Reported(1)	Adjustments	As Restated	Reported(1)	Adjustments	As Restated

REVENUE
Investment management	$149,400	$251	$149,651	$99,081	$518	$99,599
Total revenue	217,686	251	217,937	108,025	518	108,543
OPERATING EXPENSE
General and administrative	44,251	—	44,251	29,845	343	30,188
Interest	2,164	4	2,168	5,569	1,196	6,765
Total operating expense	175,584	4	175,588	96,094	1,539	97,633
OPERATING INCOME (LOSS)	42,102	247	42,349	11,931	(1,021)	10,910
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated entities	(339)	2,368	2,029	491	1,457	1,948
Interest income	2,990	2	2,992	713	—	713
Other	(650)	185	(465)	—	—	—
Total other income	2,001	2,555	4,556	1,204	1,457	2,661
Income from continuing operations before minority interest and income tax (provision) benefit	44,103	2,802	46,905	13,135	436	13,571
Minority interest in loss (income) of consolidated entities	459	(2,420)	(1,961)	(308)	230	(78)
Income from continuing operations before income tax benefit (provision)	44,562	382	44,944	12,827	666	13,493
Income tax (provision) benefit	(17,966)	(152)	(18,118)	4,230	3,211	7,441
Income from continuing operations	26,596	230	26,826	17,057	3,877	20,934
NET INCOME	$20,842	$230	$21,072	$16,094	$3,877	$19,971
Basic earnings (loss) per share
Income from continuing operations	$0.68	$0.01	$0.69	$0.87	$0.19	$1.06
Loss from discontinued operations	$(0.14)	$—	$(0.14)	$(0.05)	$—	$(0.05)
Net earnings per share	$0.54	$0.01	$0.55	$0.82	$0.19	$1.01
Diluted earnings (loss) per share
Income from continuing operations	$0.68	$0.01	$0.69	$0.87	$0.19	$1.06
Loss from discontinued operations	$(0.14)	$—	$(0.14)	$(0.05)	$—	$(0.05)
Net earnings per share	$0.54	$0.01	$0.55	$0.82	$0.19	$1.01
Basic weighted average shares outstanding	38,652		38,652	19,681		19,681
Diluted weighted average shares outstanding	38,653		38,653	19,694		19,694

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For The Year Ended December 31, 2007			For The Year Ended December 31, 2006
	As			As
	Previously		As	Previously		As
(In thousands)	Reported	Adjustments	Restated	Reported(1)	Adjustments	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,842	$230	$21,072	$16,094	$3,877	$19,971
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	339	(2,368)	(2,029)	(491)	(1,457)	(1,948)
Depreciation and amortization	9,668	(1,016)	8,652	2,086	—	2,086
Loss on disposal of property, equipment and leasehold improvements	—	861	861	—	—	—
Stock-based compensation	9,041	—	9,041	3,865	—	3,865
Compensation expense on profit sharing arrangements	—	1,999	1,999	—	—	—
Amortization/write-off of intangible contract rights	3,249	(116)	3,133	410	—	410
Amortization of deferred financing costs	1,713	—	1,713	31	—	31
Gain on sale of marketable equity securities	—	(184)	(184)	—	—	—
Deferred income taxes	(5,918)	(1,191)	(7,109)	(4,936)	(3,211)	(8,147)
Allowance for uncollectible accounts	859	(53)	806	1,408	—	1,408
Minority interest	(459)	2,420	1,961	308	(230)	78
Other operating non cash (gains) losses	(119)	127	8	(448)	343	(105)
Changes in operating assets and liabilities:
Accounts receivable from related parties	(8,907)	14,925	6,018	(2,636)	1,382	(1,254)
Prepaid expenses and other assets	366	(36,661)	(36,295)	(1,062)	143	(919)
Accounts payable and accrued expenses	1,110	14,774	15,884	51	2,316	2,367
Other liabilities	1,857	6,155	8,012	521	(1,008)	(487)
Net cash provided by (used in) operating activities	33,641	(98)	33,543	15,201	2,155	17,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,693)	(638)	(3,331)	(1,984)	(355)	(2,339)
Purchases of marketable equity securities	(2,087)	(28,645)	(30,732)	(2,360)	—	(2,360)
Proceeds from sale of marketable equity securities	—	22,870	22,870	—	—	—
Advances to related parties	(5,340)	(33,772)	(39,112)	(19,268)	—	(19,268)
Proceeds from repayment of advances to related parties	3,072	114,424	117,496	16,713	—	16,713
Payments to related parties	(3,080)	376	(2,704)	—	(1,064)	(1,064)
Origination of notes receivable from related parties	(7,600)	(31,700)	(39,300)	(10,000)	—	(10,000)
Proceeds from repayment of notes receivable from related parties	10,000	31,700	41,700	777	—	777
Investments in unconsolidated entities	(2,250)	(6,826)	(9,076)	596	(112,368)	(111,772)
Sale of tenant-in-common interests in unconsolidated entities	—	20,466	20,466	—	101,128	101,128
Distributions of capital received from investments in unconsolidated entities	—	1,256	1,256	—	20,049	20,049
Acquisition of properties	(677,392)	72,266	(605,126)	(80,905)	—	(80,905)
Proceeds from sale of properties	472,553	(379,608)	92,945	31,684	—	31,684
Real estate deposits and pre-acquisition costs	(11,686)	(38,516)	(50,202)	(15,948)	1,842	(14,106)
Proceeds from collection of real estate deposits and
pre-acquisition costs	12,749	36,678	49,427	33,768	(7,046)	26,722
Restricted cash	(21,909)	(31,916)	(53,825)	(2,787)	(1,277)	(4,064)
Net cash (used in) provided by investing activities	(235,324)	(251,585)	(486,909)	(57,112)	909	(56,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit	(30,000)	—	(30,000)	—	14,000	14,000
Repayment of advances on line of credit	—	—	—	(8,500)	(14,000)	(22,500)
Borrowings on notes payable and capital lease obligations	239,888	307,127	547,015	71,106	49,605	120,711
Repayments of notes payable and capital leases obligations	(62,874)	(80,974)	(143,848)	(36,820)	(59,110)	(95,930)
Other financing costs	850	—	850	(1,973)	106	(1,867)
Contributions from minority interests	13,409	28,652	42,061	904	6,650	7,554
Distributions to minority interests	—	(2,866)	(2,866)	—	(315)	(315)
Net cash provided by (used in) financing activities	148,529	251,939	400,468	143,589	(3,064)	140,525
NET (DECREASE) INCREASE IN CASH	(53,154)	256	(52,898)	101,678	—	101,678
Cash and cash equivalents – End of year	$49,072	$256	$49,328	$102,226	$—	$102,226
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Deconsolidation of assets held by variable interest entities	$—	$372,674	$372,674	$—	$28,016	$28,016
Deconsolidation of liabilities held by variable interest entities	$—	$269,732	$269,732	$—	$17,449	$17,449

(1)	Amounts presented “as previously reported” have been reclassified to conform to current year presentation. See discussion of reclassifications in note 2.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	MARKETABLE SECURITIES

The Company has partially applied the provisions of SFAS No. 157 to its financial assets recorded at fair value, which consist of available-for-sale marketable securities. SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets, while other levels use observable market data or internally-developed valuation models. The valuation of the Company’s available-for-sale marketable securities is based on quoted prices in active markets for identical securities.

The historical cost and estimated fair value of the available-for-sale marketable securities held by the Company are as follows:

	As of December 31, 2007
		Gross Unrealized
(In thousands)	Historical Cost	Gains	Losses	Market Value

Marketable equity securities	$4,440	$—	$(1,355)	$3,085

Sales of marketable equity securities resulted in realized losses of approximately $1.8 million during 2008, of which the Company recognized $1.6 million of these losses during the second quarter, prior to the sale of all the securities, as the Company believed that the decline in the value of these securities was other than temporary. Sales of equity securities resulted in realized gains of $1.2 million and realized losses of $1.0 million for the year ended December 31, 2007. There were no sales of equity securities for the year ended December 31, 2006.

Investments in Limited Partnerships

Since the acquisition of its subsidiary, Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”) in 2007, the Company serves as general partner and investment advisor to six hedge fund limited partnerships, five of which are required to be consolidated: Grubb & Ellis AGA Realty Income Fund, LP, AGA Strategic Realty Fund, L.P., AGA Global Realty Fund LP and AGA Realty Income Partners LP and one mutual fund which is required to be consolidated, Grubb & Ellis Realty Income Fund.

In accordance with EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership of Similar Entity When the Limited Partners Have Certain Rights,” Alesco consolidates five hedge fund limited partnerships as the rights of the limited partners do not overcome the rights of the general partner.

For the years ended December 31, 2008 and 2007, Alesco had investment losses of approximately $4.6 million and $680,000, respectively, which are reflected in other expense and offset in minority interest in loss of consolidated entities on the statements of operations. Alesco earned approximately $103,000 and $15,000 of management fees based on ownership interest under the agreements for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007 these limited partnerships had assets of approximately $1.5 million and $6.0 million, respectively, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.

The following table reflects trading securities. The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

	As of December 31, 2008				As of December 31, 2007
		Gross		Fair				Fair
	Historical	Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Equity securities	$1,933	$12	$(435)	$1,510	$7,250	$134	$(1,417)	$5,967

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For The Year Ended				For The Year Ended
	December 31, 2008				December 31, 2007
		Realized	Unrealized			Realized	Unrealized
	Investment	Gains	Gains		Investment	Gains	Gains
(In thousands)	Income	(Losses)	(Losses)	Total	Income	(Losses)	(Losses)	Total

Equity securities	$307	$(5,454)	$841	$(4,306)	$163	$(185)	$(618)	$(640)
Less investment expenses	(283)	—	—	(283)	(40)			(40)

	$24	$(5,454)	$841	$(4,589)	$123	$(185)	$(618)	$(680)

5.	RELATED PARTIES

Related party transactions as of December 31, 2008 and 2007 are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

	December 31,
	2008	2007
(In thousands)

Accrued property management fees	$23,298	$19,574
Accrued lease commissions	7,720	9,945
Other accrued fees	3,372	4,432
Other receivables	647	4,147
Accrued asset management fees	1,725	1,206
Accounts receivable from sponsored REITs	4,768	4,796
Accrued real estate acquisition fees	1,834	87

Total	43,364	44,187
Allowance for uncollectible receivables	(9,662)	(1,032)

Accounts receivable from related parties — net	33,702	43,155
Less portion classified as current	(22,630)	(32,795)

Non-current portion	$11,072	$10,360

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advances to Related Parties

The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, generally have payment terms of one year or less and bear interest at 6.0% to 12.0% per annum. The advances consisted of the following:

	December 31,
	2008	2007
(In thousands)		Restated

Advances to properties of related parties	$14,714	$9,823
Advances to related parties	2,937	2,434

Total	17,651	12,257
Allowance for uncollectible advances	(3,170)	(1,839)

Advances to related parties — net	14,481	10,418
Less portion classified as current	(2,982)	(6,667)

Non-current portion	$11,499	$3,751

As of December 31, 2007, advances to a program that is 30.0% owned and managed by Anthony W. Thompson, the Company’s former Chairman and a significant shareholder, who subsequently resigned in February 2008 but remains a substantial stockholder of the Company, totaled $1.0 million including accrued interest. These amounts were repaid in full during the year ended December 31, 2008 and as of December 31, 2008 there were no outstanding advances related to this program. However, as of December 31, 2008, accounts receivable totaling $310,000 is due from this program. On November 4, 2008, the Company made a formal written demand to Mr. Thompson for these monies.

As of December 31, 2008, advances to a program that is 40.0% owned and, as of April 1, 2008, managed by Mr. Thompson totaled $983,000, which includes $61,000 in accrued interest. As of December 31, 2008, the total outstanding balance of $983,000 was past due. The total past due amount of $983,000 has been reserved for and is included in the allowance for uncollectible advances. On November 4, 2008 and April 3, 2009, the Company made a formal written demand to Mr. Thompson for these monies.

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

In June 2008, the Company advanced $6.0 million to Grubb & Ellis Healthcare REIT, Inc. (“Healthcare REIT”) on an unsecured basis. The unsecured note had a maturity date of December 30, 2008 and bore interest at a fixed rate of 4.96% per annum, however, Healthcare REIT repaid in full the $6.0 million note in the third quarter of 2008. The note required monthly interest-only payments beginning on August 1, 2008 and provided for a default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate.

In June 2008, the Company advanced $3.7 million to Apartment REIT on an unsecured basis. The unsecured note originally had a maturity date of December 27, 2008 and bore interest at a fixed rate of 4.95% per annum. Effective November 10, 2008, the Company extended the maturity date to May 10, 2009 and adjusted the interest rate to a fixed rate of 5.26% per annum, and effective May 10, 2009, the Company extended the maturity date to November 10, 2009 and adjusted the interest rate to a fixed rate of 8.43% per annum. The note requires monthly interest-only payments beginning on August 1, 2008 and provides for a

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate. In September 2008, the Company advanced an additional $5.4 million to Apartment REIT on an unsecured basis. The unsecured note originally had a maturity date of March 15, 2009 and bore interest at a fixed rate of 4.99% per annum. Effective March 9, 2009, the Company extended the maturity date to September 15, 2009 and adjusted the interest rate to a fixed rate of 5.00% per annum. The note requires monthly interest-only payments beginning on October 1, 2008 and provides for a default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate. As of December 31, 2008, the balance owed by Apartment REIT to the Company on the two unsecured notes totals $9.1 million in principal with no interest outstanding.

6.  SERVICE FEES RECEIVABLE, NET

Service fees receivable consisted of the following:

	December 31,
	2008	2007
(In thousands)

Transaction services fees receivable	$16,185	$11,289
Management services fees receivable	11,848	8,903
Allowance for uncollectible accounts	(871)	(343)

Total	27,162	19,849
Less portion classified as current	(26,987)	(19,521)

Non-current portion (included in other assets)	$175	$328

7.	VARIABLE INTEREST ENTITIES

The determination of the appropriate accounting method with respect to the Company’s variable interest entities (“VIEs”), including joint ventures, is based on FIN No. 46(R). The Company consolidates any VIE for which it is the primary beneficiary.

The Company determines if an entity is a VIE under FIN No. 46(R) based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, the Company incorporates various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The Company is deemed to be the primary beneficiary of the VIE and consolidates the entity if the Company will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both.

A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that is not currently consolidated or accounting for an investment on the equity method that is currently consolidated, the effects of which could be material to the Company’s consolidated financial statements.

As of December 31, 2008 the Company had investments in seven LLCs that are VIEs in which the Company is the primary beneficiary. These seven LLCs hold interests in the Company’s TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2008 was $3.7 million and $309,000, respectively. As of December 31, 2007, the Company had investments in 13 LLCs that are VIEs in which the Company is the primary beneficiary. These 13 LLCs hold interests in the Company’s TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 was $23.9 million and $24.4 million, respectively. The $24.4 million in liabilities includes $18.8 million of full recourse mezzanine debt. In addition, these consolidated VIEs are joint and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totalling $277.8 million and $392.2 million as of December 31, 2008 and 2007, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non recourse mortgage debt does not meet the criteria under SFAS No. 140 for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company does consider the third party TIC holders ability and intent to repay their share of the joint and several liability in evaluating the recovery. Six LLCs deconsolidated during the year ended December 31, 2008 as a result of the Company selling interests in certain real estate properties that it held through these consolidated LLCs which resulted in the Company no longer being the primary beneficiary of these LLCs.

If the interest in the entity is determined to not be a VIE under FIN No. 46(R), then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, (“SOP 78-9”), as amended by Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).

As of December 31, 2008 and 2007 the Company had a number of entities that were determined to be VIEs, that did not meet the consolidation requirements of FIN No. 46(R). The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was $5.0 million and $5.2 million as of December 31, 2008 and 2007, respectively, and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of December 31, 2008 for the unconsolidated VIEs totalled $823,000. In addition, as of December 31, 2008 and 2007, these unconsolidated VIEs are joint and severally liable on non-recourse mortgage debt totalling $385.3 million and $336.9 million, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non recourse mortgage debt does not meet the criteria under SFAS No. 140 for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company does consider the third party TIC holders ability and intent to repay their share of the joint and several liability in evaluating the recovery. Although the mortgage debt is non-recourse to the VIE that holds the TIC interest, the Company has full recourse guarantees on a portion of such mortgage debt totalling $3.5 million and $0 as of December 31, 2008 and 2007, respectively. In evaluating the recovery of the TIC investment the Company evaluated the likelihood that the lender would foreclose on the VIEs interest in the TIC to satisfy the obligation. See Note 8 — Investments in Unconsolidated Entities for additional information.

8.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of December 31, 2008 and 2007, the Company held investments in five joint ventures totaling $3.8 million and $5.9 million, respectively, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to FIN No. 46(R), the Company has consolidated seven LLCs with investments in unconsolidated entities totaling $3.7 million as of December 31, 2008 and 13 LLCs with investments in unconsolidated entities totaling $17.0 million as of December 31, 2007, respectively (of which $5.9 million is included in properties held for sale including investments in unconsolidated entities on the consolidated balance sheet as of December 31, 2007). In addition, the Company had an investment in Grubb & Ellis Realty Advisors, Inc. (“GERA”) of $4.1 million as of December 31, 2007. The remaining amounts within investments in unconsolidated entities are related to various LLCs, which represent ownership interests of less than 1.0%.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company owned approximately 5.9 million shares of common stock of GERA, which was a publicly traded special purpose acquisition company, which represented approximately 19% of the outstanding common stock. The Company also owned approximately 4.6 million GERA warrants which were exercisable into additional GERA common stock, subject to certain conditions. As part of the Merger, the Company recorded each of these investments at fair value on December 7, 2007, the date they were acquired, at a total investment of approximately $4.5 million.

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

As of December 31, 2008 and 2007 the Company had interests in certain variable interest entities, of which the Company was not considered the primary beneficiary. Accordingly, such VIEs were not consolidated in the financial statements.

9.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment consisted of the following:

		December 31,
	Useful Life	2008	2007
(In thousands)

Computer equipment	3-5 years	$31,096	$32,002
Automobiles	5 years	11	11
Capital leases	1-5 years	1,566	1,519
Furniture and fixtures	7 years	25,083	25,283
Leasehold improvements	1-5 years	7,834	7,810

Total		65,590	66,625
Accumulated depreciation and amortization		(51,581)	(49,897)

Property and equipment — net		$14,009	$16,728

The Company recognized $6.8 million, $1.8 million and $1.8 million of depreciation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	BUSINESS COMBINATIONS AND GOODWILL

Merger of Grubb & Ellis Company with NNN

On December 7, 2007, the Company effected the Merger with NNN, a real estate asset management company and sponsor of TIC Programs as well as a sponsor of two non-traded REITs and other investment programs.

On December 7, 2007, pursuant to the Merger Agreement (i) each issued and outstanding share of common stock of NNN was automatically converted into 0.88 of a share of common stock of the Company, and (ii) each issued and outstanding stock options of NNN, exercisable for common stock of NNN, was automatically converted into the right to receive stock options exercisable for common stock of the Company based on the same 0.88 share conversion ratio. Therefore, 43,779,740 shares of common stock of NNN that were issued and outstanding immediately prior to the Merger were automatically converted into 38,526,171 shares of common stock of the Company, and the 739,850 NNN stock options that were issued and outstanding immediately prior to the Merger were automatically converted into 651,068 stock options of the Company. The prior year share and option amounts have been retroactively adjusted to reflect the 0.88 conversion.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of net assets as of the acquisition date as follows (in thousands):

Current assets	$189,214
Other assets	29,797
Identified intangible assets acquired	86,600
Goodwill	107,507

Total assets	413,118

Current liabilities	233,894
Other liabilities	7,022

Total liabilities	240,916

Total purchase price	$172,202

As a result of the merger, the Company incurred $14.7 million and $6.4 million in merger related expenses during 2008 and 2007, respectively, as reflected on the Company’s consolidated statement of operations. Additionally, as a result of the Merger, the Company recorded $1.6 million and $3.6 million as a purchase accounting liability for severance for certain executives in 2008 and 2007, respectively, as part of a change in control provision in the related employment agreements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of its Merger transition, the Company recently completed its personnel reorganization plan, and recorded additional severance liabilities totaling approximately $2.3 million during the year ended December 31, 2008, which increased the goodwill recorded from the acquisition. These liabilities relate primarily to severance and other benefits to be paid to involuntarily terminated employees of the acquired company. Such liabilities, totaling approximately $7.4 million, have been recorded related to the personnel reorganization plan, of which approximately $6.7 million has been paid to terminated employees as of December 31, 2008. As a result of the Merger, approximately $110.9 million has been recorded to goodwill as of December 31, 2008, which was subsequently written off as an impairment charge during the year ended December 31, 2008.

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

Acquisition of Triple Net Properties, Realty, and NNN Capital Corp.

NNN was organized as a corporation in the State of Delaware in September 2006 and was formed to acquire each of GERI (formerly Triple Net Properties, LLC), Triple Net Properties Realty, Inc. (“Realty”) and Grubb & Ellis Securities, Inc. (“GBE Securities” formerly NNN Capital Corp.) and its other subsidiaries (collectively, NNN), to bring the businesses conducted by those companies under one corporate umbrella and to facilitate an offering pursuant to Rule 144A of the Securities Act (“the 144A offering”), which transactions are collectively referred to as “the formation transactions.” On November 16, 2006, NNN closed a $160.0 million private placement of common stock to institutional investors and certain accredited investors with 14.1 million shares of the Company’s common stock sold in the offering at $11.36 per share. Triple Net Properties was the accounting acquirer of Realty and NNN Capital Corp.

Concurrently with the close of the 144A offering, the following transactions occurred:

•	TNP Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of NNN, entered into an agreement and plan of merger with Triple Net Properties, a Virginia limited liability company owned by Anthony W. Thompson (former Chairman of the Board), Scott D. Peters (former executive officer and director), Louis J. Rogers (former director and former executive officer of Triple Net Properties) and a number of other employees and third-party investors. In connection with the merger agreement, NNN entered into contribution agreements with the holders of a majority of the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common membership interests of Triple Net Properties. Under the merger agreement and the contribution agreements, NNN issued 17,372,438 shares of the Company’s common stock (to the accredited investor members) and $986,000 in cash (to the unaccredited investor members in lieu of 0.5% of the shares of the Company’s common stock they would otherwise be entitled to receive, which was valued at the $11.36 offering price to investors in the 144A offering) in exchange for all the common member interests. Concurrently with the closing of the 144A offering on November 16, 2006, Triple Net Properties became a wholly-owned subsidiary of NNN. For accounting purposes, Triple Net Properties was considered the acquirer of Realty and NNN Capital Corp.

•	NNN entered into a contribution agreement with Mr. Thompson and Mr. Rogers pursuant to which they contributed all of the outstanding shares of Realty, to the Company in exchange for 4,124,120 shares of the Company’s common stock and, with respect to Mr. Thompson, $9.4 million in cash in lieu of the shares of NNN he would otherwise be entitled to receive, which was valued at the $11.36 offering price to investors in the 144A offering. Concurrently with the closing of the 144A offering on November 16, 2006, Realty became a wholly-owned subsidiary of NNN.

•	NNN entered into a contribution agreement with Mr. Thompson, Mr. Rogers and Kevin K. Hull pursuant to which they contributed all of the outstanding shares of NNN Capital Corp. to the Company in exchange for 1,164,680 shares of the Company’s common stock and, with respect to Mr. Thompson, $2.7 million in cash in lieu of the shares of NNN he would otherwise be entitled to receive, which was valued at the $11.36 offering price to investors in the 144A offering. NNN Capital Corp. became a wholly-owned subsidiary of NNN on December 14, 2006.

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

The purchase accounting adjustments for the acquisition of Realty and NNN Capital Corp. were recorded in the accompanying consolidated financial statements as of, and for periods subsequent to the acquisition dates. The excess purchase price over the estimated fair value of net assets acquired has been recorded to goodwill, which is not deductible for tax purposes. The final valuation of the net assets acquired is complete.

The aggregate purchase price for the acquisition of Realty and NNN Capital Corp. was approximately $72.2 million, which included: (1) issuance of 5,288,800 shares of the Company’s common stock, valued at $11.36 per share (the offering price upon the close of the 144A); and (2) $12.1 million in cash paid to Mr. Thompson in lieu of the shares of the Company’s common stock he would otherwise be entitled to receive, valued at $11.36 per share. As of December 31, 2006, the total purchase price has been paid.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the calculation of the purchase price of Realty and the excess purchase price over the estimated fair value of the net assets acquired:

(In thousands except share and per share data)

Purchase of shares of Realty for cash		$9,435
Purchase of shares of Realty for stock		46,865

Total purchase price		56,300
Adjusted beginning equity	$1,733
Adjustment for fair value of intangible contract rights	(20,538)
Adjustment to goodwill to reflect deferred tax liability arising from allocation of purchase price to intangible contract rights	8,214

Less: fair value of net assets acquired		(10,591)

Goodwill: Excess purchase price over fair value of net assets		$45,709

Realty was comprised of the following:

Assets:
Current assets	$5,326
Intangible contract rights	20,538

Total assets	25,864

Liabilities:
Current liabilities	7,059
Long-term deferred tax liability	8,214

Total liabilities	15,273

Fair value of net assets acquired	$10,591

The issuance of the Company’s common stock to the owners of Realty was based upon the following:

Realty fair value	$56,300
Cash payment toward purchase	(9,435)

Value of shares issued	$46,865

Price per share issued	$10.00

Shares issued to Realty owners	4,686,500

The following represents the calculation of the purchase price of GBE Securities and the excess purchase price over the estimated fair value of the net assets acquired:

(In thousands, except share and per share data)

Purchase of shares of GBE Securities for cash	$2,665
Purchase of shares of GBE Securities for stock	13,235

Total purchase price	15,900
Less: fair value of net assets acquired	(1,426)

Goodwill: Excess purchase price over fair value of net assets	$14,474

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GBE Securities was comprised of the following:

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

Unaudited
Pro Forma
Results
For The Year
Ended
December 31, 2007
(In thousands, except per share data)	Restated

Revenue	$733,095
Loss from continuing operations	$(790)
Net income	$18,930
Basic earnings per share	$0.30
Weighted average shares outstanding for basic earnings per share	63,393
Diluted earnings per share	$0.29
Weighted average shares outstanding for diluted earnings per share	64,785

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

	Transaction	Management	Investment	Goodwill
	Services	Services	Management	Unassigned	Total
(In thousands)

Balance as of December 31, 2006	$—	$—	$60,183	$—	$60,183

Goodwill acquired			1,627	—	1,627
Goodwill acquired — unassigned(1)	—	—	—	107,507	107,507

Balance as of December 31, 2007	—	—	61,810	107,507	169,317

Goodwill assigned	41,098	6,902	59,507	(107,507)	—
Goodwill acquired	1,533	98	1,724	—	3,355
Impairment charge off	(42,631)	(7,000)	(123,041)	—	(172,672)

Balance as of December 31, 2008	$—	$—	$—	$—	$—

(1)	The fair values of the assets and liabilities recorded on the date of acquisition related to the Merger were preliminary and subject to refinement as additional valuation information was received. The goodwill recorded in connection with the acquisition was assigned to the individual reporting units pursuant to FASB Statement No. 142 during the year ended December 31, 2008. Approximately $8.8 million of goodwill is expected to be deductible for tax purposes.

Under SFAS No. 142, goodwill is recorded at its carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist at a level of reporting referred to as a reporting unit. The Company recognizes goodwill in accordance with SFAS No. 142 and tests the carrying value for impairment during the fourth quarter of each year. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment by comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of its reporting units, the Company used a discounted cash flow model and market comparable data. Significant judgment is required by management in developing the assumptions for the discounted cash flow model. These assumptions include cash flow projections utilizing revenue growth rates, profit margin percentages, discount rates, market/economic conditions, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. During the fourth quarter of 2008, the Company identified the uncertainty surrounding the global economy and the volatility of the Company’s market capitalization as goodwill impairment indicators. The Company’s goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008. The Company also analyzed its trade name for impairment pursuant to SFAS No. 142 and determined that the trade name was not impaired as of December 31, 2008. Accordingly, no impairment charge was recorded related to the trade name during the year ended December 31, 2008.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	PROPERTY ACQUISITIONS

2008 Acquisitions

Acquisition of Properties for TIC Sponsored Programs

During the year ended December 31, 2008, the Company completed the acquisition of two office properties and two multifamily residential properties on behalf of TIC sponsored programs, all of which were sold to the respective programs during the same period. The aggregate purchase price including the closing costs of these four properties was $111.7 million, of which $69.0 million was financed with mortgage debt.

2007 Acquisitions

Acquisition of Properties for TIC Sponsored Programs

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

Acquisition of Properties for Investment

During the year ended December 31, 2007, the Company also completed the acquisition of two office properties. The aggregate purchase price including closing costs of these properties was $141.5 million, of which $123.0 million was financed with mortgage debt. During 2008, the Company initiated a plan to sell these two office properties and has classified the properties as real estate held for sale in its financial statements as of December 31, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the properties that are included in properties held for sale as of December 31, 2007:

2007
(In thousands)

Land	$16,395
Building and improvements	79,946
In place leases	5,560
Above market leases	450
Tenant relationships	6,931

Net assets acquired	$109,282

Below market leases	$(233)

Net liabilities assumed	$(233)

Pro forma statement of operations data is not required as all results of operations for properties held for sale are included in discontinued operations in the Company’s consolidated statement of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

		December 31,
(In thousands)	Useful Life	2008	2007

Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$11,924	$20,538
Accumulated amortization — contract rights		(4,700)	(3,521)

Contract rights, net		7,224	17,017

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,436	5,579
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	300	300
Other contract rights	5 to 7 years	1,418	1,418
Non-compete and employment agreements	3 to 4 years	97	597

		88,151	88,794
Accumulated amortization		(3,848)	(338)

Other identified intangible assets, net		84,303	88,456

Total identified intangible assets, net		$91,527	$105,473

Amortization expense recorded for the contract rights was $1.2 million, $3.1 million and $410,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense was charged as a reduction to investment management revenue in each respective period. The amortization of the contract rights for intangible assets will be applied based on the net relative value of disposition fees realized when the properties are sold. The Company tested the intangible contract rights for impairment during the fourth quarter of 2008. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, the Company determined that there are certain properties for which receipt of disposition fees was improbable. As a result, the Company recorded an impairment charge of approximately $8.6 million related to the impaired intangible contract rights as of December 31, 2008.

The Company’s trade name was evaluated for potential impairment pursuant to SFAS No. 142. See Note 2 for further discussion.

Amortization expense recorded for the other identified intangible assets was $3.5 million, $338,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the other identified intangible assets for each of the next five years ended December 31 is as follows:

(In
thousands)

2009	$3,224
2010	3,224
2011	3,122
2012	1,516
2013	1,157
Thereafter	7,960

$20,203

13.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2008	2007
(In thousands)		Restated

Accrued liabilities	$11,502	$14,990
Salaries and related costs	13,643	16,028
Accounts payable	14,323	10,961
Broker commissions	14,002	26,597
Dividends	—	1,733
Severance	2,957	4,965
Bonuses	9,741	14,934
Property management fees and commissions due to third parties	2,940	4,909
Interest	651	1,431
Other	463	5,456

Total	$70,222	$102,004

14.	CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

	December 31,
	2008	2007
(In thousands)

Capital leases obligations	$536	$790

Total	536	790
Less portion classified as current	(333)	(351)

Non-current portion	$203	$439

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the future minimum payments due under the capital lease obligations are as follows for the years ending December 31:

(In thousands)

2009	$371
2010	189
2011	23

Less imputed interest	(47)

$536

15.	NOTES PAYABLE OF PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES

Notes payable of properties held for sale including investments in unconsolidated entities consisted of the following:

	December 31,
	2008	2007
(In thousands)

Mortgage debt payable to various financial institutions, with variable interest rates based on London Interbank Offered Rate (“LIBOR”) and include an interest rate cap for LIBOR at 6.00% (interest rates ranging from 2.91% to 6.00% per annum as of December 31, 2008). The notes require monthly interest-only payments and mature in July 2009 and have automatic one-year extension options	$108,677	$120,500
Mortgage debt payable to various financial institutions. Fixed interest rates range from 5.95% to 6.32% per annum. The notes mature at various dates through February 2017. As of December 31, 2008, all notes require monthly interest-only payments	107,000	107,000
Mezzanine debt payable to various financial institutions, with variable interest rates based on LIBOR (ranging from 11.31% to 12.00% per annum as of December 31, 2007), required monthly interest-only payments. These debts were paid in full during the first and second quarters of 2008	—	30,000
Mortgage debt payable to various financial institutions. Fixed interest rates range from 6.14% to 6.79% per annum. The notes were scheduled to mature at various dates through January 2018. As of December 31, 2007, all notes required monthly interest-only payments (paid in full in 2008)	—	72,230
Mezzanine debt payable to various financial institutions, fixed and variable interest rates range from 6.86% to 10.23% per annum. The notes were scheduled to mature at various dates through December 2008. As of December 31, 2007, all notes required monthly interest-only payments (paid in full in 2008)	—	18,790
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures in December 2011. Principal and interest payments are due quarterly	282	411

Total	$215,959	$348,931

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendments, the LIBOR margin was changed to 3.50% from 2.50%, the cross collateralization provisions of the mortgages were removed and several minor covenants were revised.

As of December 31, 2008, the principal payments due on notes payable of properties held for sale including investments in unconsolidated entities for each of the next five years ending December 31 and thereafter are summarized as follows:

(In
thousands)

2009	$108,779
2010	143
2011	37
2012	—
2013	—
Thereafter	107,000

$215,959

16.	LINES OF CREDIT

In February 2007, the Company entered into a $25.0 million revolving line of credit with LaSalle Bank N.A. to replace the previous revolving line of credit. This line of credit consisted of $10.0 million for acquisitions and $15.0 million for general corporate purposes and bore interest at prime rate plus 0.50% or three-month LIBOR plus 1.50%, at the Company’s option and matured February 20, 2010. During 2007, the Company paid $100,000 in loan fees relating to the revolving line of credit.

On December 7, 2007, the Company terminated the $25.0 million line of credit with LaSalle Bank N.A. and entered into a $75.0 million Second Amended and Restated Credit Agreement by and among the Company, the guarantors named therein, the financial institutions defined therein as lender parties, Deutsche Bank Trust Company Americas, as lender and administrative agent (the “Credit Facility”). The Company is restricted to solely use the line of credit for investments, acquisitions, working capital, equity interest repurchase or exchange, and other general corporate purposes. The line bore interest at either the prime rate or LIBOR based rates, as the Company may choose on each of its borrowings, plus an applicable margin based on the Company’s Debt/Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio as defined in the credit agreement.

On August 5, 2008, the Company entered into an amendment (the ‘First Letter Amendment”) to its Credit Facility. The First Letter Amendment, among other things, provided the Company with an extension from September 30, 2008 to March 31, 2009 to dispose of the three real estate assets that the Company had previously acquired on behalf of GERA. Additionally, the First Letter Amendment also, among other things, modified select debt and financial covenants in order to provide greater flexibility to facilitate the Company’s TIC Programs.

On November 4, 2008, the Company amended (the “Second Letter Amendment”) its Credit Facility revising certain terms of that certain Second Amended and Restated Credit Agreement dated as of December 7, 2007, as amended. The effective date of the Second Letter Amendment was September 30, 2008.

The Second Letter Amendment, among other things: (a) modified the amount available under the Credit Facility from $75.0 million to $50.0 million by providing that no advances or letters of credit shall be made available to the Company after September 30, 2008 until such time as borrowings have been reduced to less than $50.0 million; (b) provided that 100% of any net cash proceeds from the sale of certain real estate assets that have to be sold by the Company shall permanently reduce the Revolving Credit Commitments, provided that the Revolving Credit Commitments shall not be reduced to less than $50.0 million by reason of the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operation of such asset sales; and (c) modified the interest rate incurred on borrowings by increasing the applicable margins by 100 basis points and by providing for an interest rate floor for any prime rate related borrowings.

Additionally, the Second Letter Amendment, among other things, modified restrictions on guarantees of primary obligations from $125.0 million to $50.0 million, modified select financial covenants to reflect the impact of the current economic environment on the Company’s financial performance, amended certain restrictions on payments by deleting any dividend/share repurchase limitations and modifies the reporting requirements of the Company with respect to real property owned or held.

As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA. As a result, part of the Second Letter Amendment included a provision which modified selected covenants. The Debt /EBITDA ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 3.75:1.00 to 5.50:1.00, while the Debt /EBITDA Ratio for the quarters ending March 31, 2009 and thereafter remain at 3.50:1.00. The Interest Coverage Ratio for the quarters ending September 30, 2008, December 31, 2008 and March 31, 2009 were amended from 3.50:1.00 to 3.25:1.00, while the Interest Coverage Ratio for the quarters ended June 30, 2009 and September 30, 2009 remained unchanged at 3.50:1.00 and for the quarters ended December 31, 2009 and thereafter remained unchanged at 4.00:1.00. The Recourse Debt/Core EBITDA Ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 2.25:1.00 to 4.25:1.00, while the Recourse Debt/Core EBITDA Ratio for the quarters thereafter remained unchanged at 2.25:1.00. The Core EBITDA to be maintained by the Company at all times was reduced from $60.0 million to $30.0 million and the Minimum Liquidity to be maintained by the Company at all times was reduced from $25.0 million to $15.0 million. The Company was not in compliance with certain debt covenants as of December 31, 2008, all of which were effectively cured as of such date by the Third Amendment to the Credit Facility described below. As a consequence of the foregoing, and certain provisions of the Third Amendment, the Credit Facility has been classified as a current liability as of December 31, 2008.

On May 20, 2009, the Company further amended its Credit Facility by entering into the Third Amendment. The Third Amendment, among other things, bifurcates the existing credit facility into two revolving credit facilities, (i) a $38,000,000 Revolving Credit A Facility which is deemed fully funded as of the date of the Third Amendment, and (ii) a $29,289,245 Revolving Credit B Facility, comprised of revolving credit advances in the aggregate of $25,000,000 which are deemed fully funded as of the date of the Third Amendment and letters of credit advances in the aggregate amount of $4,289,245 which are issued and outstanding as of the date of the Third Amendment. The Third Amendment requires the Company to draw down $4,289,245 under the Revolving Credit B Facility on the date of the Third Amendment and deposit such funds in a cash collateral account to cash collateralize outstanding letters of credit under the Credit Facility and eliminates the swingline features of the Credit Facility and the Company’s ability to cause the lenders to issue any additional letters of credit. In addition, the Third Amendment also changes the termination date of the Credit Facility from December 7, 2010 to March 31, 2010 and modifies the interest rate incurred on borrowings by initially increasing the applicable margin by 450 basis points (or to 7.00% on prime rate loans and 8.00% on LIBOR based loans).

The Third Amendment also eliminated specific financial covenants, and in its place, the Company is required to comply with the Approved Budget, that has been agreed to by the Company and the lenders, subject to agreed upon variances. The Company is also required under the Third Amendment to effect the Recapitalization Plan, on or before September 30, 2009 and in connection therewith to effect a prepayment of at least seventy two (72%) of the Revolving Credit A Advances (the “Partial Prepayment”). In the event the Company fails to effect the Recapitalization Plan and in connection therewith to effect a Partial Prepayment on or before September 30, 2009, the (i) lenders will have the right commencing on October 1, 2009, to exercise the Warrants, for nominal consideration, to purchase common stock of the Company equal to 15% of

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the common stock of the Company on a fully diluted basis as of such date, subject to adjustment, (ii) the applicable margin automatically increases to 11% on prime rate loans and increases to 12% on LIBOR based loans, (iii) the Company shall be required to amortize an aggregate of $10 million of the Revolving Credit A Facility in three (3) equal installments on the first business day of each of the last three (3) months of 2009, (iv) the Company is obligated to submit a revised budget by October 1, 2009, (v) the Credit Facility will terminate on January 15, 2010, and (vi) no further advances may be drawn under the Credit Facility.

In the event that Company effects the Recapitalization Plan and in connection therewith effects a partial repayment of the Revolving A Credit Facility on a prior to September 30, 2009, the Warrants automatically will expire and not become exercisable, the applicable margin will automatically be reduced to 3% on prime rate loans and 4% on LIBOR based loans and the Company shall have the right, subject to the requisite approval of the lenders, to seek an extension of the term of the Credit Facility to January 5, 2011, provided the Company also pays a fee of .25% of the then outstanding commitments under the Credit Facility.

As a result of the Third Amendment the Company is required to prepay outstanding Revolving Credit A Advances (and to the extent the Revolving Credit A Facility shall be reduced to zero, prepay outstanding Revolving Credit B Advances) in an amount equal to 100% (or, after the Revolving Credit A Advances are reduced by at least the Partial Prepayment amount, in an amount equal to 50%) of Net Cash Proceeds (as defined in the Credit Agreement) from:

•	assets sales,

•	conversions of Investments (as defined in the Credit Agreement),

•	the refund of any taxes or the sale of equity interests by the Company or its subsidiaries,

•	the issuance of debt securities, or

•	any other transaction or event occurring outside the ordinary course of business of the Company or its subsidiaries;

provided, however, that (a) the Net Cash Proceeds received from the sale of the certain real property assets shall be used to prepay outstanding Revolving Credit B Advances and to the extent Revolving Credit B Advances shall be reduced to zero, to prepay outstanding Revolving Credit A Advances, (b) the Company shall prepay outstanding Revolving Credit B Advances in an amount equal to 100% of the Net Cash Proceeds from the sale of the Danbury Corporate Center in Danbury Connecticut (the “Danbury Property”) unless the Company is then not in compliance with the Recapitalization Plan in which event Revolving Credit A Advances shall be prepaid first and (c) the Company’s 2008 tax refund was used to prepay outstanding Revolving Credit B Advances upon the closing of the Third Amendment.

The Third Amendment requires the Company to (a) sell the Danbury Property by June 1, 2009, unless such date is extended with the applicable approval of the lenders and (b) use its commercially reasonable best efforts to sell four other commercial properties, including the two other GERA Properties, by September 30, 2009.

The Company’s Credit Facility is secured by substantially all of the Company’s assets. The outstanding balance on the Credit Facility was $63.0 million and $8.0 million as of December 31, 2008 and December 31, 2007, respectively, and carried a weighted average interest rate of 5.80% and 7.75%, respectively.

In light of the current state of the financial markets and economic environment, there is risk that the Company will be unable to meet the terms of the Credit Facility which would result in the entire balance of the debt becoming due and payable. If the Credit Facility were to become due and payable immediately or on the alternative due date of January 15, 2010, there can be no assurances that the Company will have access to alternative funding sources, or if such sources are available to the Company, that they will be on favorable terms and conditions to the Company. If the Credit Facility were to become immediately due and payable, the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverability of the Company’s assets may be further impaired which could affect the ability to repay the debt.

17.	SENIOR NOTES

On August 1, 2006, NNN Collateralized Senior Notes, LLC (the “Senior Notes Program”), the Senior Notes Program began offering $50,000,000 in aggregate principal amount which mature in 2011 and bear interest at a rate of 8.75% per annum. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on the first day of the month occurring after issuance. The notes will mature five years from the date of first issuance of any of such notes, with two one-year options to extend the maturity date of the notes at the Senior Notes Program’s option. The interest rate will increase to 9.25% per annum during any extension. The Senior Notes Program has the right to redeem the notes, in whole or in part, at: (1) 102.0% of their principal amount plus accrued interest any time after January 1, 2008; (2) 101.0% of their principal amount plus accrued interest any time after July 1, 2008; and (3) par value after January 1, 2009. The notes are the Senior Notes Program’s senior obligations, ranking pari passu in right of payment with all other senior debt incurred and ranking senior to any subordinated debt it may incur. The notes are effectively subordinated to all present or future debt secured by real or personal property to the extent of the value of the collateral securing such debt. The notes will be secured by a pledge of the Senior Notes Program’s membership interest in NNN Series A Holdings, LLC, which is the Senior Notes Program’s wholly-owned subsidiary for the sole purpose of making the investments. Each note is guaranteed by GERI. The guarantee is secured by a pledge of GERI membership interest in the Senior Notes Program. The Program was closed in January 2007. The total amount raised from this program was $16.3 million.

As of December 31, 2008 and 2007, the Senior Notes Program’s balance is reflected in the table below:

		Date	Maturity	December 31,		Current	Call
Ownership	Subsidiary	Issued	Date	2008	2007	Rate	Date
				(In thousands)

100%	Senior Notes Program	08/01/2006	08/01/2011	$16,277	$16,277	8.75%	N/A

18.	SEGMENT DISCLOSURE

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the performance of its segments based upon operating (loss) income. Operating (loss) income is defined as operating revenue less compensation and general and administrative costs and excludes other rental related, rental expense, interest expense, depreciation and amortization and certain other operating and non-operating expenses. The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies (See Note 2). Beginning in 2009, allocations of corporate compensation and corporate general and administrative costs will be excluded from the evaluation of segment performance.

	Transaction	Investment	Management
Year Ended December 31, 2008	Services	Management	Services	Total
(In thousands)

Revenue	$240,250	$101,581	$253,664	$595,495
Compensation costs	220,648	56,591	225,765	503,004
General and administrative	45,805	64,978	8,877	119,660

Segment operating (loss) income	$(26,203)	$(19,988)	$19,022	$(27,169)

Segment assets	$100,606	$90,047	$50,232	$240,885

	Transaction	Investment	Management
Year Ended December 31, 2007	Services	Management	Services	Total
(In thousands)	Restated	Restated	Restated	Restated

Revenue	$35,522	$149,651	$16,365	$201,538
Compensation costs	27,081	62,454	14,574	104,109
General and administrative	3,894	39,535	822	44,251

Segment operating income	$4,547	$47,662	$969	$53,178

Segment assets	$141,348	$480,155	$14,469	$635,972

	Transaction	Investment	Management
Year Ended December 31, 2006	Services	Management	Services	Total
(In thousands)	Restated	Restated	Restated	Restated

Revenue	$—	$99,599	$—	$99,599
Compensation costs	—	49,449	—	49,449
General and administrative	—	30,188	—	30,188

Segment operating income	$—	$19,962	$—	$19,962

Segment assets	$—	$273,705	$—	$273,705

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is reconciliation between segment operating (loss) income to consolidated net (loss) income:

	Year Ended December 31,
	2008	2007	2006
(In thousands)		Restated	Restated

Reconciliation to consolidated net (loss) income:
Total segment operating (loss) income	$(27,169)	$53,178	$19,962
Non-segment:
Rental related revenue	16,326	16,399	8,944
Operating expenses	(244,611)	(27,228)	(17,996)
Other (expense) income	(18,867)	4,556	2,661
Minority interest in loss (income) of consolidated entities	11,719	(1,961)	(78)
Income tax (provision) benefit	(16,890)	(18,118)	7,441
Loss from discontinued operations	(51,378)	(5,754)	(963)

Net (loss) income	$(330,870)	$21,072	$19,971

Reconciliation of segment assets to consolidated balance sheets:

(In thousands)

Segment assets	$240,885	$635,972	$273,705
Corporate assets	279,392	352,570	74,004

Total assets	$520,277	$988,542	$347,709

Corporate expenditures	$4,407	$3,331	$2,339

Total capital expenditures	$4,407	$3,331	$2,339

19.	PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES AND DISCONTINUED OPERATIONS

A summary of the properties and related LLCs held for sale balance sheet information is as follows:

	December 31,	December 31,
	2008	2007
(In thousands)

Cash and cash equivalents	$922	$59
Restricted cash	33,142	67,047
Properties held for sale including investments in unconsolidated entities	167,408	332,176
Identified intangible assets and other assets	37,145	76,985
Other assets	—	617

Total assets	$238,617	$476,884

Notes payable of properties held for sale including investments in unconsolidated entities	$215,959	$348,931
Liabilities of properties held for sale	16,843	25,550
Other liabilities	2,407	12,379

Total liabilities	$235,209	$386,860

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements. As of December 31, 2008, the Company has a covenant within its Credit Facility which requires the sale of certain of these assets before March 31, 2009. The downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, the Company assessed the value of the assets. In addition, the Company reviewed the valuation of its other owned properties and real estate investments. This valuation review resulted in the Company recognizing an impairment charge of approximately $90.4 million against the carrying value of the properties and real estate investments as of December 31, 2008, $18.0 of which is recorded separately on the statements of operations and $72.4 million of which is included in discontinued operations. There were no impairment charges recognized during the years ended December 31, 2007 and 2006.

On October 31, 2008, the Company entered into that certain Agreement for the Purchase and Sale of Real Property and Escrow Instructions to effect the sale of the Danbury Corporate Center located at 39 Old Ridgebury Road, Danbury, Connecticut, to an unaffiliated entity for a purchase price of $76.0 million. This agreement was amended and restated in its entirety by that certain Danbury Merger Agreement dated as of January 23, 2009, as amended by the First Amendment to Danbury Merger Agreement dated as of January 23, 2009 (the “First Danbury Amendment”) which reduced the purchase price to $73.5 million. In accordance with the terms of the Danbury Merger Agreement, as amended by the First Danbury Amendment, the Company received one half of the buyer’s deposits in an amount of $3.125 million from the buyer upon the execution of the Danbury Merger Agreement, which released escrow deposit remains subject to the terms of the Danbury Merger Agreement, and the remaining $3.125 million of deposits continued to be held in escrow pending the closing. On May 19, 2009, the Company and the buyer entered into the Second Amendment to the Danbury Merger Agreement (the “Second Danbury Amendment”) pursuant to which the remaining $3.125 million of deposits held in escrow were released to the Company (and remain subject to the terms of the Danbury Merger Agreement, as amended), and the purchase price was reduced to $72,400,000. In accordance with the Second Danbury Amendment, the closing of the sale of the property is expected to occur on or before June 1, 2009.

The investments in unconsolidated entities held for sale represent the Company’s interest in certain real estate properties that it holds through various consolidated LLCs. In accordance with SFAS No. 66, Accounting for Sales of Real Estate, and Emerging Issues Task Force 98-8, the Company treats the disposition of these interests similar to the disposition of real estate it holds directly. In addition, pursuant to FIN No. 46(R), when the Company is no longer the primary beneficiary of the LLC, the Company deconsolidates the LLC.

During the year ended December 31, 2008, the Company sold interests in certain real estate properties that it holds through various consolidated LLCs resulting in the deconsolidation of the LLCs and a decrease of approximately $198.0 million in properties held for sale including investments in unconsolidated entities. These non-cash transactions concurrently resulted in a decrease in restricted cash of approximately $20.7 million, a decrease in other assets, identified intangible assets and other assets held for sale of approximately $48.4 million, a decrease in investments in unconsolidated entities of approximately $34.6 million, a decrease in accounts payable and accrued expenses of approximately $13.5 million, a decrease in notes payable of properties held for sale including investments in unconsolidated entities of approximately $180.2 million, a decrease in minority interest liability of approximately $27.6 million, a decrease in other liabilities of approximately $1.3 million and an increase in proceeds from related parties of approximately $79.1 million.

During the year ended December 31, 2007, the Company sold interests in certain real estate properties that it holds through various consolidated LLCs resulting in the deconsolidation of the LLCs and a decrease of approximately $290.3 million in properties held for sale including investments in unconsolidated entities.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These non-cash transactions concurrently resulted in a decrease in restricted cash of approximately $33.5 million, a decrease in other assets, identified intangible assets and other assets held for sale of approximately $48.9 million, a decrease in accounts payable and accrued expenses of approximately $8.6 million, a decrease in notes payable of properties held for sale including investments in unconsolidated entities of approximately $238.1 million, a decrease in minority interest liability of approximately $19.4 million, a decrease in other liabilities of approximately $3.7 million and an increase in proceeds from related parties of approximately $102.9 million.

In instances when the Company expects to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties held for sale continue to be fully recorded within the continuing operations of the Company through the date of sale.

The net results of discontinued operations and the net gain on dispositions of properties sold or classified as held for sale as of December 31, 2008, in which the Company has no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. The Company will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.

The following table summarizes the income (loss) and expense components- net of taxes that comprised discontinued operations for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
(In thousands)

Rental income	$40,287	$22,236	$1,541
Rental expense	(36,892)	(10,037)	(862)
Depreciation and amortization	—	(7,117)	(199)
Interest expense (including amortization of deferred financing costs)	(15,816)	(15,092)	(1,572)
Real estate related impairments	(72,397)	—	—
Tax benefit	33,083	4,004	61

Loss from discontinued operations-net of taxes	(51,735)	(6,006)	(1,031)
Gain on disposal of discontinued operations-net of taxes	357	252	68

Total loss from discontinued operations	$(51,378)	$(5,754)	$(963)

20.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which the Company acts as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.

Rent expense under these operating leases was approximately $23.2 million, $4.3 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, future minimum amounts payable under non-cancelable operating leases are as follows for the years ending December 31:

(In
thousands)

2009	$22,085
2010	16,760
2011	14,069
2012	12,458
2013	9,624
Thereafter	16,903

$91,899

Operating Leases — Other — The Company is a master lessee of seven multi-family residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases was approximately $9.4 million, $8.6 million and $4.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, rental related expense, based on contractual amounts due, are as follows for the years ending December 31:

Rental
Related
Expense
(In thousands)

2009	$9,793
2010	10,812
2011	10,942
2012	10,942
2013	10,942
Thereafter	19,880

$73,311

The Company subleases these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $16.4 million, $16.4 million and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company is also a 50% joint venture partner of four multi-family residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from November 2014 through January 2015, require minimum monthly payments averaging $372,000 over the 10-year period. Rent expense under these operating leases was approximately $4.5 million, $4.3 million and

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.2 million, for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, rental related expense, based on contractual amounts due, are as follows for the years ending December 31:

(In thousands)

2009	$4,474
2010	4,474
2011	4,474
2012	4,474
2013	4,474
Thereafter	4,518

$26,888

The Company subleases these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $9.0 million, $8.4 million and $8.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had recorded liabilities totaling $7.3 million related to such master lease arrangements, consisting of $4.6 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $2.7 million of additional loss reserves which were recorded in 2008.

TIC Program Exchange Provision - Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totalling $31.6 million. The Company deferred revenues relating to these agreements of $986,000, $393,000 and $584,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Additional losses of $14.3 million related to these agreements were recorded in 2008 to reflect the impairment in value of properties underlying the agreements with investors. As of December 31, 2008 the Company had recorded liabilities totalling $18.6 million related to such agreements, consisting of $4.3 million of cumulative deferred revenues and $14.3 million of additional losses related to these agreements. In addition, the Company is joint and severally liable on the non-recourse mortgage debt related to these TIC Programs totalling $277.8 million and $392.2 million as of December 31, 2008 and 2007, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non recourse mortgage debt does not meet the criteria under SFAS No. 140 for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company does consider the third party TIC holders ability and intent to repay their share of the joint and several liability in evaluating the recoverability of the Company’s investment in the TIC Program.

Capital Lease Obligations — The Company leases computers, copiers, and postage equipment that are accounted for as capital leases (See Note 14 of for additional information).

SEC Investigation — On June 2, 2008, the Company announced that the staff of the SEC Los Angeles Enforcement Division informed the Company that the SEC was closing the previously disclosed September 16, 2004 investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against Triple Net Properties or its subsidiaries.

General — The Company is involved in various claims and lawsuits arising out of the ordinary conduct of its business, as well as in connection with its participation in various joint ventures and partnerships, many of which may not be covered by the Company’s insurance policies. In the opinion of management, the eventual

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcome of such claims and lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. As of December 31, 2007, there were 143 properties under management with loans that were guaranteed of approximately $3.4 billion in total principal outstanding secured by properties with a total aggregate purchase price of approximately $4.6 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.8 million and $385.3 million as of December 31, 2008, respectively.

The Company’s guarantees consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
(In thousands)

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,414,433	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	$107,000	$221,430
Guarantees of the Company’s mezzanine debt	$—	$48,790
Recourse guarantees of debt of properties under management	$42,426	$47,399
Recourse guarantees of the Company’s debt	$10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes personal liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FIN No. 45. As of December 31, 2008, the Company recorded a liability of $9.1 million related to recourse guarantees of debt of properties under management which matured in January and April 2009. Any other such liabilities were insignificant as of December 31, 2008 and 2007.

Environmental Obligations — In the Company’s role as property manager, it could incur liabilities for the investigation or remediation of hazardous or toxic substances or wastes at properties the Company currently or formerly managed or at off-site locations where wastes were disposed. Similarly, under debt financing arrangements on properties owned by sponsored programs, the Company has agreed to indemnify the lenders for environmental liabilities and to remediate any environmental problems that may arise. The Company is not aware of any environmental liability or unasserted claim or assessment relating to an environmental liability that the Company believes would require disclosure or the recording of a loss contingency as of December 31, 2008 and 2007.

Real Estate Licensing Issues — Although Realty was required to have real estate licenses in all of the states in which it acted as a broker for NNN’s programs and received real estate commissions prior to 2007, Realty did not hold a license in certain of those states when it earned fees for those services. In addition, almost all of GERI’s revenue was based on an arrangement with Realty to share fees from NNN’s programs. GERI did not hold a real estate license in any state, although most states in which properties of the NNN’s programs were located may have required GERI to hold a license. As a result, Realty and the Company may be subject to penalties, such as fines (which could be a multiple of the amount received), restitution payments and termination of management agreements, and to the suspension or revocation of certain of Realty’s real estate broker licenses. As of December 31, 2008, there have been no claims, and the Company cannot assess or estimate whether it will incur any losses as a result of the foregoing.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To the extent that the Company incurs any liability arising from the failure to comply with real estate broker licensing requirements in certain states, Mr. Thompson, Mr. Rogers and Mr. Hanson have agreed to forfeit to the Company up to an aggregate of 4,124,120 shares of the Company’s common stock, and each share will be deemed to have a value of $11.36 per share in satisfying this obligation. Mr. Thompson has agreed to indemnify the Company, to the extent the liability incurred by the Company for such matters exceeds the deemed $46,865,000 value of these shares (as of the date of the agreement), up to an additional $9,435,000 in cash. In connection with this arrangement, NNN has entered into an indemnification and escrow agreement with Mr. Thompson, Mr. Rogers, Mr. Hanson, an independent escrow agent and NNN, pursuant to which the escrow agent will hold 4,124,120 shares of the Company’s common stock that are otherwise issuable to Mr. Thompson and Mr. Rogers in connection with the NNN’s formation transactions (2,885,520 shares for Mr. Thompson and 1,238,600 shares for Mr. Rogers) to secure Mr. Thompson’s and Mr. Rogers’ obligations to the Company with respect to these matters. Mr. Thompson’s and Mr. Rogers’ liability under this arrangement will not exceed the sum of the value of their shares in the escrow except to the extent Mr. Thompson may be obligated to indemnify the Company for excess liabilities up to an additional $9,435,000 in cash. Since Mr. Hanson is entitled over time to receive up to 743,160 shares from Messrs. Thompson and Rogers (557,370 from Mr. Thompson and 185,790 from Mr. Rogers) from the shares held in the indemnification and escrow agreement, he is a party to it as well and his liability is limited to those shares. If Mr. Hanson’s right to receive the shares vests, then to the extent shares attributable to his ownership are available, and not subject to potential claims, under the indemnification and escrow agreement, he is permitted to remove 88,000 shares on each of January 1, 2008 and 2009 to pay taxes. As Mr. Hanson’s right to receive the shares vests, then to the extent shares attributable to his ownership are available, and not subject to potential claims, under the indemnification and escrow agreement, he will be permitted to remove certain shares to pay taxes. On January 20, 2009, Mr. Hanson was permitted to remove 247,695 shares from the escrow to pay taxes.

Alesco Seed Capital - On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company is required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed capital to fund the earn-out payments. As of December 31, 2008, the Company has invested $500,000 in seed capital into the open and closed end real estate funds that Alesco launched during 2008.

21.	EARNINGS (LOSS) PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings (loss) per share calculations:

	Year Ended December 31,
	2008	2007	2006
(In thousands, except per share amounts)		Restated	Restated

Numerator:
(Loss) income from continuing operations, net of tax	$(279,492)	$26,826	$20,934
Loss from discontinued operations, net of tax	(51,378)	(5,754)	(963)

Net (loss) income	$(330,870)	$21,072	$19,971

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average number of common shares outstanding	63,515	38,652	19,681 (1)
Effect of dilutive securities:
Unvested restricted stock	— (2)	1 (2)	13 (2)

Denominator for diluted earnings (loss) per share:
Weighted-average number of common and common equivalent
shares outstanding	63,515	38,653	19,694

Basic (loss) earnings per share
(Loss) income from continuing operations, net of tax	$(4.40)	$0.69	$1.06
Loss from discontinued operations, net of tax	(0.81)	(0.14)	(0.05)

Basic (loss) earnings per share	$(5.21)	$0.55	$1.01

Diluted (loss) earnings per share
(Loss) income from continuing operations, net of tax	$(4.40)	$0.69	$1.06
Loss from discontinued operations, net of tax	(0.81)	(0.14)	(0.05)

Diluted (loss) earnings per share	$(5.21)	$0.55	$1.01

(1)	Shares of NNN’s common stock as December 31, 2007, were converted to the Company’s common shares outstanding by applying December 7, 2007 merger exchange ratio for earnings (loss) per share disclosure purposes.

(2)	Excluded from the calculation of diluted weighted-average common shares were approximately 3.1 million, 2.0 million and 181,000 shares of options and restricted stock that have an anti-dilutive effect when applying the treasury stock method as of December 31, 2008, 2007 and 2006, respectively. In addition, excluded from the calculation of diluted weighted-average common shares as of December 31, 2008 were approximately 5.2 million shares that may be awarded to employees related to the deferred compensation plan. See Note 23 – Employee Benefit Plans for additional information on the deferred compensation plan.

22.	OTHER RELATED PARTY TRANSACTIONS

Offering Costs and Other Expenses Related to Public Non-traded REITs — The Company, through its consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC, and Grubb & Ellis Healthcare REIT Advisor, LLC, bears certain general and administrative expenses in its capacity as advisor of Apartment REIT and Healthcare REIT, respectively, and is reimbursed for these expenses. However, Apartment REIT and

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Healthcare REIT will not reimburse the Company for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts are expensed by the Company.

The Company also pays for the organizational, offering and related expenses on behalf of Apartment REIT and Healthcare REIT. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT in connection with their offerings. These expenses only become the liability of Apartment REIT and Healthcare REIT to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of the offering. As of December 31, 2008, the Company has incurred expenses of $3.8 million and $0 in excess of 11.5% of the gross proceeds of the Apartment REIT and Healthcare REIT offerings, respectively. As of December 31, 2008, the Company has recorded an allowance for bad debt of approximately $3.6 million related to the Apartment REIT offering costs incurred as the Company believes that such amounts will not be reimbursed.

Management Fees — The Company provides both transaction and management services to parties, which are related to a principal stockholder and director of the Company (collectively, “Kojaian Companies”). In addition, the Company also pays asset management fees to the Kojaian Companies related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for services rendered to these affiliates, including joint ventures, officers and directors and their affiliates, was $7.3 million, $530,000, and $0, respectively for the years ended December 31, 2008, 2007 and 2006.

Other Related Party — GERI, which is wholly owned by the Company, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Apartment REIT Advisor, LLC. Each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of December 31, 2008, Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. As of December 31, 2007, each of Scott D. Peters, the Company’s former Chief Executive Officer and President, and Andrea R. Biller owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Apartment Management LLC tendered settlement for the purchase of the 18.0% equity interest in Grubb & Ellis Apartment Management LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Apartment Management, LLC increased from 64.0% to 82.0% after giving effect to this purchase from Mr. Peters. As of December 31, 2008 and December 31, 2007, Stanley J. Olander, Jr., the Company’s Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of December 31, 2008, each of Ms. Biller and Mr. Hanson, the Company’s Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC. As of December 31, 2007, each of Mr. Peters, Ms. Biller and Mr. Hanson owned an equity interest of 18.0% in Grubb & Ellis Healthcare Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Healthcare Management, LLC tendered settlement for the purchase of 18.0% equity interest in Grubb & Ellis Healthcare Management, LLC that was previously owned

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Healthcare Management, LLC increased from 46.0% to 64.0% after giving effect to this purchase from Mr. Peters.

In connection with his resignation on July 10, 2008, Mr. Peters is no longer a member of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC.

Mr. Thompson, as a special member, was entitled to receive up to $175,000 annually in compensation from each of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC. Effective February 8, 2008, upon his resignation as Chairman, he was no longer a special member. As part of his resignation, the Company has agreed to continue to pay him up to an aggregate of $569,000 through the initial offering periods related to Apartment REIT, Inc. and Healthcare REIT, Inc., of which $263,000 remains outstanding as of December 31, 2008.

The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes distributions of $88,000, $175,000 and $22,000 respectively, earned by Mr. Thompson, $85,000, $159,000 and $50,000, respectively, earned by Mr. Peters and $122,000, $159,000 and $50,000, respectively, earned by Ms. Biller for the years ended December 31, 2008, 2007 and 2006, respectively. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions of $175,000 and $175,000, respectively, earned by Mr. Thompson, $387,000 and $414,000, respectively, earned by Mr. Peters and $548,000 and $414,000, respectively, earned by each of Ms. Biller and Mr. Hanson for the years ended December 31, 2008 and 2007, respectively. No distributions were paid in 2006.

As of December 31, 2008 and December 31, 2007, the remaining 82.0% and 64.0%, respectively, equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 64.0% and 46.0%, respectively, equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis. Grubb & Ellis Apartment Management, LLC incurred expenses of $338,000, $492,000 and $182,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and Grubb & Ellis Healthcare Management, LLC incurred expenses of $1,385,000, $882,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively, to Company employees, which was included in compensation expense in the consolidated statement of operations.

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

Mr. Peters and Ms. Biller each earned in fiscal 2006 a performance-based bonus of $100,000 from GERI upon the receipt by GERI of net commissions aggregating $5,000,000 or more from the sale of G REIT properties in 2006. The performance based-bonus was paid in March 2007.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mr. Thompson has routinely provided personal guarantees to various lending institutions that provided financing for the acquisition of many properties by our programs. These guarantees cover certain covenant payments, environmental and hazardous substance indemnification and any indemnification for any liability arising from the SEC investigation of Triple Net Properties. In connection with the formation transactions, the Company indemnified Mr. Thompson for amounts he may be required to pay under all of these guarantees to which Triple Net Properties, Realty or NNN Capital Corp. is an obligor to the extent such indemnification would not require the Company to book additional liabilities on the Company’s balance sheet.

In September 2007, NNN acquired Cunningham Lending Group LLC (“Cunningham”), a company that was wholly-owned by Mr. Thompson, for $255,000 in cash. Prior to the acquisition, Cunningham made unsecured loans to some of the properties under management by GERI. The loans, which bear interest at rates ranging from 8.0% to 12.0% per annum are reflected in advances to related parties on the Company’s balance sheet and are serviced by the cash flows from the programs. In accordance with FIN No. 46(R), the Company consolidated Cunningham in its financial statements beginning in 2005.

23.	EMPLOYEE BENEFIT PLANS

Stock Incentive Plans

Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the conversion as a result of the Merger (see Note 10).

2006 Omnibus Equity Plan — In September 2006, NNN’s board of directors and then sole stockholder approved and adopted the 2006 Long-Term Incentive Plan (the “2006 Plan”). As a result of the merger of Grubb & Ellis and NNN, all issued and outstanding stock option awards under the 2006 Plan were merged into and are subject to the general provisions of the 2006 Omnibus Equity Plan (the “Omnibus Plan”). Awards previously issued pursuant to the 2006 Plan maintain all of the specific rights and characteristics as they held when originally issued, except for the number of shares represented within each award. The numbers of shares contained in awards issued under the 2006 Plan have been multiplied by a conversion factor of 0.88 to calculate a post-merger equivalent share amount for each award. In addition, the exercise price of any option award originally granted under the 2006 Plan has been divided by the same conversion factor of 0.88 to achieve a post-merger equivalent exercise price. All tables contained within this Note 23 of Notes to Consolidated Financial Statements have been retroactively restated to reflect the above conversion factors, effective as if the conversion had been calculated as of January 1, 2006, the earliest date presented.

A total of 2,055,375 shares of common stock (plus restricted shares issuable to outside directors pursuant to a formula contained in the plan) remained eligible for future grant under the Omnibus Plan as of December 31, 2008.

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

In terms of vesting periods, 1,105,219 stock options were granted and vested at the date of merger. Other stock options granted during the year ended December 31, 2007 vest in equal annual increments over the three

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years following the date of grant. Of the stock options granted during the year ended December 31, 2006, 60,133 options were exercisable on the date of grant. The remaining options vest in equal annual increments over the two years following the date of grant.

These NQSOs are subject to a maximum term of ten years from the date of grant and are subject to earlier termination under certain conditions. Because these stock option awards were granted to the Company’s senior executive officers, no forfeiture rate has been assumed.

The following table provides a summary of the Company’s stock option activity:

			Weighted-Average
			Remaining	Weighted-Average
		Weighted-Average	Contractual	Grant Date
	Number of	Exercise Price	Term	Fair Value
	Shares	per Share	(In Years)	per Share

Options outstanding as of January 1, 2006	—
Options granted	180,400	$11.36		$4.16
Options exercised	—
Options forfeited or expired	—

Options outstanding as of December 31, 2006	180,400	$11.36	9.87	$4.16

Options granted	610,940	$11.36		$3.61
Options exercised	—
Options forfeited or expired	(140,800)	$11.36		$3.78
Options converted and vested related to acquired company	1,105,219	$7.06		$3.60

Options outstanding as of December 31, 2007	1,755,759	$8.65	6.14	$3.65
Options granted	—
Options exercised	(76,666)	$6.53		$4.23
Options forfeited or expired	(601,918)	$10.74		$2.12

Options outstanding as of December 31, 2008	1,077,175	$7.76	6.79	$4.51

Options vested and exercisable as of December 31, 2008	820,797	$6.63	6.39	$4.79

Options expected to vest as of December 31, 2008	256,378	$11.36	8.06	$3.61

Options vested and expected to vest as of December 31, 2008	1,077,175	$7.76	6.79	$4.51

SFAS No. 123R requires companies to estimate the fair value of its stock option equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including exercise price, fair value at date of grant, volatility, and expected life of awards, risk-free interest rates and expected dividend yield. The expected volatility is based on the historical volatility of comparable publicly traded companies in the real estate sector over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of the Company’s stock options represents the average between the vesting and contractual term, pursuant to Staff Accounting Bulletin (“SAB”) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2007 and 2006. (The Company did not grant any options during the year ended December 31, 2008):

	Year Ended December 31,
	2007	2006

Exercise price	$8.59	$11.36
Expected term (in years)	5.0	6.0
Risk-free interest rate	3.97%	4.67%
Expected volatility	81.79%	43.94%
Expected dividend yield	4.1%	4.1%
Fair value at date of grant	$3.45	$3.66

Option valuation models require the input of subjective assumptions including the expected stock price volatility and expected life. For the years ended December 31, 2008, 2007 and 2006, the Company recognized stock-based compensation related to stock option awards of $554,000, $619,000 and $281,000, respectively. The related income tax benefit for the years ended December 31, 2008, 2007 and 2006 was $209,000, $248,000 and $110,000, respectively. The total fair value of stock options that vested for the years ended December 31, 2008, 2007 and 2006 was $774,000, $189,000 and $250,000, respectively. As of December 31, 2008, there was $491,000 in unrecognized compensation expense related to stock option awards that the Company expects to recognize over a weighted average period of 13 months.

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

For the years ended December 31, 2008 and 2007, the Company granted restricted stock awards of 1,552,227 shares and 1,449,372 shares, respectively. Total compensation expense recognized for restricted stock awards was $7.8 million, $5.5 million, and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The related income tax benefit for the years ended December 31, 2008, 2007 and 2006 was $2.9 million, $2.2 million, and $681,000, respectively. As of December 31, 2008, there was $6.9 million of unrecognized compensation expense related to unvested restricted stock awards that the Company expects to recognize over a weighted average period of 18 months.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the Company’s restricted stock activity:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Non vested shares outstanding as of January 1, 2006	—
Shares issued	541,200	$10.83
Shares vested	—
Shares forfeited	—

Non vested shares outstanding as of December 31, 2006	541,200	$10.83
Shares issued upon merger	40,000	$12.49
Shares issued	1,409,372	$10.31
Shares vested	(456,133)	$10.78
Shares forfeited	(102,667)	$10.89

Non vested shares outstanding as of December 31, 2007	1,431,772	$10.37
Shares issued	1,552,227	$3.06
Shares vested	(455,195)	$10.65
Shares forfeited	(514,792)	$9.79

Non vested shares outstanding as of December 31, 2008	2,014,012	$4.95

Employment Agreements.  In October 2006, the Company entered into employment agreements with each of Mr. Peters, Mr. Rogers, Ms. Biller, Francene LaPoint, the Company’s Former Executive Vice President, Accounting and Finance, Mr. Hanson and Mr. Hull. These agreements provide that each of these executives agree to devote substantially all of his or her full working time to NNN’s business. The agreements have a term of three years, and provide for an annual base salary and bonus targets under the performance bonus program. Additional benefits include health benefits and other fringe benefits as the board or compensation committee determines. Mr. Hanson’s employment agreement further provides for a special bonus based on his ability to procure new sources of equity, and Mr. Peters’ new employment arrangement with the combined company provides for a $1.0 million payment for a second residence in California following the close of the Merger and the purchase of a second residence. In January, 2008, Mr. Peters irrevocably waived his right to receive the $1.0 million payment for a second residence in California. Effective July 10, 2008, Mr. Peters resigned as Chief Executive Officer and President of the Company. Effective October 3, 2008, Ms. LaPoint resigned as Executive Vice President, Accounting and Finance of the Company.

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

On July 29, 2006, Mr. Thompson and Mr. Rogers agreed to transfer up to 15.0% of the outstanding common stock of Realty to Mr. Hanson, assuming he remained employed by the Company, in equal increments on July 29, 2007, 2008 and 2009. Due to the acquisition of Realty, the transfers were settled with 743,160 shares of the Company’s common stock (557,370 shares from Mr. Thompson and 185,790 shares from Mr. Rogers). Since Mr. Thompson and Mr. Rogers were affiliates who owned more than 10.0% of Realty’s common stock and had the ability, directly or indirectly, to control or significantly influence the entity, and the award was granted to Mr. Hanson in exchange for services provided to Realty which are vested upon completion of the respective service period, the fair value of the award was accounted for as stock-based compensation in accordance with SFAS No. 123R. These shares included rights to dividends or other distributions declared on or prior to July 29, 2009. As a result, the Company recognized $2.8 million, $2.7 million, and $333,000 in stock-based compensation and a related income tax benefit (deferred tax asset) of $1.1 million, $1.1 million and $130,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $1.6 million of unrecognized stock-based compensation related to the unvested portion of the award that the Company expects to recognize in 2009.

On December 7, 2007, Mr. Thompson transferred 528,000 shares of his own Company common stock to Mr. Peters, which were to vest in equal annual increments over the five years following the date of grant. Since Mr. Thompson was an affiliate who owned more than 10.0% of the Company’s common stock and had the ability, directly or indirectly, to control or significantly influence the entity, and the award was granted to Mr. Peters in exchange for services provided to the Company which are vested upon completion of the respective service period, the fair value of the award was accounted for as stock-based compensation in accordance with SFAS No. 123R. These shares included rights to dividends or other distributions declared. As a result, the Company recognized $48,000 in stock-based compensation and a related income tax benefit (deferred tax asset) of $19,000 for the year ended December 31, 2007.

On July 10, 2008, Scott D. Peters resigned as the Company’s Chief Executive Officer and President, and as a consequence, the employment agreement between the Company and Mr. Peters was terminated in accordance with its terms. As such, previously recognized stock-based compensation expense related to the transfer of shares, including accrued dividends or distributions declared, were reversed, along with forfeiture of all rights and interests. Additionally, there will be no further recognition of stock-based compensation related to the unvested portion of the award.

401k Plan — The Company adopted a 401(k) plan (the “Plan”) for the benefit of its employees. The Plan covers employees of the Company and eligibility begins the first of the month following the hire date. For the years ended December 31, 2008, 2007 and 2006, the Company contributed $3.3 million, $817,000, and $525,000 to the Plan, respectively.

Deferred Compensation Plan

During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. Deferrals made by employees and independent contractors and earnings thereon are fully accrued and held in a rabbi trust. In addition, the Company may make discretionary contributions to the plan which vest over one to five years. Contributions made by the Company and earnings thereon are accrued over the vesting period and have not been funded to date. Benefits are paid according to elections made by the participants. Included in Other Long Term Liabilities as of December 31, 2008 is $1.7 million reflecting the non-stock liability under this plan. The Company has

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and have recorded the cash surrender value of the policies of $1.1 million in Other Noncurrent Assets.

In addition, the Company may award “phantom” shares of Company stock to participants under the deferred compensation plan. These awards vest over three to five years. Vested phantom stock awards are also unfunded and paid according to distribution elections made by the participants at the time of vesting and will be settled by the Company purchasing shares of Company common stock in the open market from time to time and delivering such shares to the participant. During 2008, the Company granted an aggregate of 5.4 million phantom shares to various employees under this plan, of which 5.2 million phantom shares were outstanding as of December 31, 2008. The Company recorded stock compensation expense of $3.1 million for the year ended December 31, 2008 related to certain of these grants which provided for a minimum guaranteed value upon vesting.

24.	INCOME TAXES

The components of income tax (benefit) provision from continuing operations for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
(In thousands)	2008	2007	2006

Current:		Restated	Restated
Federal	$(10,981)	$16,991	$375
State	(1,890)	3,195	331

	(12,871)	20,186	706

Deferred:
Federal	33,175	(1,943)	(6,766)
State	(3,414)	(125)	(1,381)

	29,761	(2,068)	(8,147)

	$16,890	$18,118	$(7,441)

The Company recorded prepaid taxes totaling approximately of $1.2 million and $2.4 million as of December 31, 2008 and 2007, respectively, comprised primarily of state tax refund receivables and state prepaid tax estimates. The Company also received net federal and state tax refunds of approximately $6.2 million and $300,000 during 2008 and 2007, respectively, comprised primarily of refunds of estimated overpayments and net operating loss carryback claims resulting in refunds of taxes paid in previous years.

The Company generated a federal net operating loss (“NOL”) of approximately $9.5 million for the taxable period of the acquired entity ending on the Merger date December 7, 2007. The Company carried back $6.6 million of this NOL to 2006 and claimed a refund of taxes paid of $1.7 million. As of December 31, 2008, federal net operating loss carryforwards were available to the Company in the amount of approximately $2.2 million, translating to a deferred tax asset before valuation allowance of $800,000, which will begin to expire in 2027. The remaining NOL carryforward is subject to an annual limitation under IRC section 382 because the Merger caused a change of ownership of the Company of greater than 50.0%. The annual limitation is approximately $7.3 million. Prior to the issuance of the Company’s December 31, 2008 Annual Report, the Company filed its 2008 federal income tax return claiming an ordinary loss of $29.2 million. The Company carried back this NOL to 2006 and 2007 and claimed and received a refund of taxes paid of $10.3 million.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also had state net operating loss carryforwards from previous periods totaling $74.5 million, translating to a deferred tax asset of $6.1 million before valuation allowances, which will begin to expire in 2017. The current increase in deferred assets related to state net operating losses has been offset by an increase in the valuation allowances of $2.4 million as the future utilization of these state NOLs is uncertain. The additional increase in deferred tax assets of $2.2 million related to current year estimated state net operating losses has been offset by the same increase in the valuation allowance.

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce its deferred assets to the amount that it believes is more likely than not to be realized. Due to the cumulative pre-tax book loss in the past three years and the inherent volatility of the business in recent years, the Company believes that this negative evidence supports the position that a valuation allowance is required pursuant to paragraphs 20-25 of SFAS 109. As of December 31, 2008, there is approximately $6.2 million of taxable income available in carryback years that could be used to offset deductible temporary differences. Management determined that as of December 31, 2008, $55.2 million of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2008, our valuation allowances increased by approximately $52.1 million. Of the $52.1 million increase, $2.4 million was charged against Goodwill due to state return to provision true-ups of the pre-merger returns.

The differences between the total income tax (benefit) provision of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for 2008 and 2007, and 34% for 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006
(In thousands)		Restated	Restated

Federal income taxes at the statutory rate	$(91,913)	$15,736	$3,769
Income of properties not subject to corporate income tax(1)	—	—	(4,905)
Tax benefit of change in tax status	—	—	(6,086)
State income taxes, net of federal benefit	(3,525)	2,344	(51)
Credits	(236)	(250)	—
Other	(235)	(251)	—
Non-taxable income	—		(238)
Non-deductible expenses	63,122	460	70
Change in valuation allowance	49,677	79	—

Provision (benefit) for income taxes	$16,890	$18,118	$(7,441)

(1)	Represents Grubb & Ellis Realty Investors, LLC income for the period January 1, 2006 through November 15, 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax assets and liabilities as of December 31, 2008 and 2007 from continuing and discontinued operations consisted of the following:

(In thousands)	December 31, 2008	December 31, 2007
		Restated
Stock compensation	$953	$968
Accrued expenses	3,446	3,096
Severance accrual	1,160	1,986
Allowance for bad debts	3,764	1,745
Deferred revenue	122	1,750
Workers compensation reserves	689	703
Net operating losses	—	2,559
Other	870	535
Less valuation allowance	(8,363)	(1,561)

Current deferred tax assets:	2,641	11,781

Intangible assets	(2,569)	(2,532)
Prepaid service contracts	(1,055)	(1,076)
Other	(1,097)	(182)

Current deferred tax liabilities:	(4,721)	(3,790)

Net current deferred tax assets (liabilities)	$(2,080)	$7,991

Stock compensation	$4,720	$2,616
Capitalized cost of member redemption	461	935
Property and equipment	3,523	2,568
Legal reserve	1,449	2,067
Real estate impairments	40,139	—
Other	5,099	3,653
Capital losses	2,528	—
Net operating losses	9,200	4,125
Less valuation allowance	(46,841)	(1,542)

Noncurrent deferred tax assets	20,278	14,422

Intangible assets	(38,470)	(43,693)
Other	894	(644)

Noncurrent deferred tax liabilities	(37,576)	(44,337)

Net noncurrent deferred tax liabilities	$(17,298)	$(29,915)

Net deferred tax liabilities:	$(19,378)	$(21,924)

The Company classified estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2008, the Company remains subject to examination by certain tax jurisdictions for the tax years ended December 31, 2004 through 2008. There were no significant changes in the accrued liability related to uncertain tax positions during the year ended December 31, 2008, nor does the Company anticipate significant changes during the next 12-month period.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2008
	Quarter Ended
	As Reported(1)	As Restated	As Reported(1)	As Restated
	March 31, 2008	March 31, 2008	June 30, 2008	June 30, 2008
(In thousands, except per share amounts)

Total revenue	$151,086	$150,368	$156,678	$156,233

Operating loss	$(2,724)	$(3,442)	$(376)	$(821)

Net loss to common stockholders	$(5,868)	$(6,298)	$(5,114)	$(5,380)

Loss per common share:
Basic —	$(0.09)	$(0.10)	$(0.08)	$(0.08)

Weighted average common shares outstanding	63,521	63,521	63,600	63,600

Diluted —	$(0.09)	$(0.10)	$(0.08)	$(0.08)

Weighted average common shares outstanding	63,521	63,521	63,600	63,600

	Fiscal Year 2008
	Quarter Ended
	As Reported(1)	As Restated
	September 30, 2008	September 30, 2008	December 31, 2008
(In thousands, except per share amounts)

Total revenue	$150,110	$149,192	$156,028

Operating loss	$(20,489)	$(33,121)	$(218,070)

Net loss to common stockholders	$(44,016)	$(56,282)	$(262,910)

Loss per common share:
Basic —	$(0.69)	$(0.88)	$(4.15)

Weighted average common shares outstanding	63,601	63,601	63,388

Diluted —	$(0.69)	$(0.88)	$(4.15)

Weighted average common shares outstanding	63,601	63,601	63,388

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2007
	Quarter Ended
		As Restated	As Reported(1)	As Restated
	As Reported(1) March 31, 2007	March 31, 2007	June 30, 2007	June 30, 2007
(In thousands, except per share amounts)

Total revenue	$31,616	$32,641	$43,258	$42,197

Operating income	$5,308	$6,333	$17,771	$16,710

Net income to common stockholders	$3,637	$4,252	$10,234	$9,597

Income per common share:
Basic —	$0.10	$0.12	$0.24	$0.23

Weighted average common shares outstanding	36,910	36,910	41,943	41,943

Diluted —	$0.10	$0.12	$0.24	$0.23

Weighted average common shares outstanding	36,949	36,949	42,056	42,056

	Fiscal Year 2007
	Quarter Ended
	As Reported(1)	As Restated	As Reported(1)	As Restated
	September 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007
(In thousands, except per share amounts)

Total revenue	$46,158	$46,763	$96,522	$96,336

Operating income	$9,610	$10,215	$9,277	$9,091

Net income to common stockholders	$4,053	$4,416	$2,918	$2,807

Income per common share:
Basic —	$0.10	$0.11	$0.07	$0.06

Weighted average common shares outstanding	41,943	41,943	43,821	43,821

Diluted —	$0.10	$0.10	$0.07	$0.06

Weighted average common shares outstanding	42,127	42,127	43,826	43,826

(1) Amounts presented “as reported” have been reclassified to conform to current year presentation. See discussion of reclassifications in note 2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Restatement

As discussed in the Form 8-K filed March 17, 2009 and elsewhere in this Annual Report on Form 10-K (“2008 Form 10-K”), management has restated (1) its audited financial statements for each of the fiscal years ended December 31, 2006 and December 31, 2007; (2) the unaudited interim financial statements for each of the quarterly periods ended March 31, 2008 and 2007, June 30, 2008 and 2007 and September 30, 2008 and 2007 and December 31, 2007; and (3) selected financial data for the fiscal years ended December 31, 2004, 2005, 2006 and 2007 in the 2008 Form 10-K. The determination to restate this previously issued financial information was made as a result of management’s identification of certain letter agreements entered into by NNN Realty Advisors (“NNN”) with respect to certain tenant-in-common investment programs sponsored by NNN prior to the merger of NNN with Grubb & Ellis in December 2007 (“the Merger”). While evaluating these letter agreements as well as other TIC Programs and master lease arrangements, management determined that revenue with respect to certain tenant-in-common investment programs and master lease arrangements was recognized in 2004, 2005 and 2006 prior to completing the revenue recognition criteria required by generally accepted accounting principles. Additionally, the results of operations of certain entities to which these letter agreements referred should have been consolidated into the Company’s financial statements.

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.

In connection with the restatement discussed above, management of the Company, including our Interim Chief Executive Officer and our Chief Financial Officer reevaluated the effectiveness of our disclosure controls and procedures both prior and subsequent to the Merger and pursuant to SEC Rule 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of this reevaluation, management has determined that the control deficiencies discussed below constituted a material weakness in the system of internal control prior to the Merger that was not adequately remediated as of December 31, 2008. Therefore, management, including our Interim Chief Executive Officer and our Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

The Company’s management nevertheless has concluded, after completion of a special investigation approved by the Board of Directors and conducted by outside counsel to determine the population of letter agreements and the tenant-in-common investment programs, that the consolidated financial statements included in this 2008 Form 10-K are fairly stated, in accordance with accounting principles generally accepted in the United States of America. Based in part on these additional efforts, our Interim Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this 2008 Form 10-K.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, that creates a more than remote likelihood that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. Management has concluded that the following material weakness existed at December 31, 2008.

•	Several internal controls were not operating effectively and therefore failed to identify, adequately disclose and appropriately account for the letter agreements and master lease arrangements and revenue recognition relating to tenant-in-common investment programs and master lease arrangements entered into by NNN prior to the Merger.

•	The Company did not maintain internal controls relating to properly evaluating the revenue recognition relating to a number of tenant-in-common investment programs.

As noted below, certain remediation activities were implemented during the second half of 2008, including a change in senior management and restructuring of the accounting and finance function. Additional enhancements to the control environment are planned for 2009 to ensure that controls related to these material weaknesses are strengthened and will operate effectively.

Management’s Report on Internal Control over Financial Reporting

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that solely as a result of the material weaknesses in internal control as described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2008.

Ernst & Young LLP has issued an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on COSO criteria. This report appears under “Report of Independent Registered Public Accounting Firm” on the following page.

Management’s Remediation Initiatives

The Company’s management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control and is taking all necessary steps to address the material weaknesses identified above. The Company has taken the following measures to strengthen the control environment:

•	Restructured the Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments

•	Updated accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate previously communicated weaknesses and to appropriately account for transactions

Additional remediation activities that will continue through 2009 include:

•	Implementing a required legal and accounting review prior to execution of investor agreements

•	Enhancing executive and senior management certifications to specifically address knowledge of side agreements, related party transactions, incidents of fraud, and to acknowledge compliance with the Company’s Code of Business Conduct and Ethics

•	Implementing a management training program that addresses acceptable transactions and authorization requirements

We anticipate the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weakness that we identified in our internal control over financial reporting as of December 31, 2008. However, because many of the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weakness has been eliminated. These actions are reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During fiscal year 2008, we continued our remediation with respect to our previously disclosed material weakness related to stock based compensation as well as remediation efforts related to the material weakness discussed above. There were no specific actions during the fourth fiscal quarter of 2008 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than those outlined above as remediation initiatives.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Grubb & Ellis Company

We have audited Grubb & Ellis Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Grubb & Ellis Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls that were not operating effectively and therefore failed to identify, adequately disclose and appropriately account for letter agreements relating to tenant-in-common investment programs entered into by NNN Realty Advisors, Inc. prior to the merger. Management also identified a material weakness in controls that were not operating effectively and failed to properly evaluate the revenue recognition relating to a number of other tenancy-in-common investment programs. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated May 27, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Grubb & Ellis Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/  Ernst & Young LLP
Irvine, California
May 27, 2009

GRUBB & ELLIS COMPANY

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about the Directors

The Company’s Board is comprised of three Classes of directors. The term of office of each Class A director extends until the annual meeting of Company stockholders in 2011 and until his successor is elected and qualified. The term of office of each Class B director extends until the annual meeting of Company stockholders in 2009 and until his successor is elected and qualified. The term of office of each Class C director extends until the annual meeting of Company stockholders in 2010 and until his successor is elected and qualified. Thereafter, the term of each Class shall be three years from the applicable annual meeting.

Class A directors
Harold H. Greene	70, has served as a director of the Company since December 2007. Mr. Greene also served as a director of NNN from November 2006 to December 2007. Mr. Greene is a 40-year veteran of the commercial and residential real estate lending industry. He most recently served as the Managing Director for Bank of America’s California Commercial Real Estate Division from 1998 to his retirement in 2001, where he was responsible for lending to commercial real estate developers in California and managed an investment portfolio of approximately $2.6 billion. From 1990 to 1998, Mr. Greene was the Executive Vice President of SeaFirst Bank in Seattle, Washington and prior to that he served as the Vice Chairman of MetroBank from 1989 to 1990 and in various positions, including Senior Vice President in charge of the Asset Based Finance Group, with Union Bank, where he worked for 27 years. Mr. Greene currently serves as a director of Gary’s and Company (men’s clothing retailer), as a director and member of the audit committee of Paladin Realty Income Properties, Inc., and as a director and member of the audit, compensation and nominating and corporate governance committees of William Lyon Homes.

Devin I. Murphy	49, has served as a director of the Company since July 2008. He is a Managing Partner of Coventry Real Estate Advisors, LLC, a real estate private equity firm which sponsors opportunistic institutional investment funds that acquire and develop retail and mixed-used properties. Prior to joining Coventry Real Estate Advisors, LLC in 2008, Mr. Murphy was the Global Head of Real Estate Investment Banking at Deutsche Bank Securities, Inc. from 2004 to 2007. From 1993 through 2007, he was with Morgan Stanley & Company in a variety of real estate and investment banking roles, including Co-Head North American Real Estate Investment Banking and Global Head of the firm’s Real Estate Private Capital Markets Group. Mr. Murphy also served on the investment committee of the Morgan Stanley Real Estate funds for 10 years during which time these funds invested over $35 billion.

D. Fleet Wallace	41, has served as a director of the Company since December 2007. Mr. Wallace also served as a director of NNN from November 2006 to December 2007. Mr. Wallace is a principal and co-founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in 2004. From April 1998 to August 2001, Mr. Wallace served as corporate counsel and assistant secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with McGuire Woods in Richmond, Virginia. Mr. Wallace has also served as a Trustee of G REIT Liquidating Trust since January 2008.

Class B directors

Robert J. McLaughlin	76, has served as a director of the Company since July 2004. Mr. McLaughlin previously served as a director of the Company from September 1994 to March 2001. He founded The Sutter Group in 1982, a management consulting company that focuses on enhancing shareholder value, and currently serves as its President. Previously, Mr. McLaughlin served as President and Chief Executive Officer of Tru-Circle Corporation, an aerospace subcontractor, from November 2003 to April 2004, and as Chairman of the Board of Directors from August 2001 to February 2003, and as Chairman and Chief Executive Officer from October 2001 to April 2002 of Imperial Sugar Company.

Gary H. Hunt	60, has served as a director of the Company since December 2007 and as the Company’s Interim Chief Executive Officer since July 2008. Mr. Hunt also served as a director of NNN from November 2006 to December 2007. Mr. Hunt has served as the managing partner of California Strategies, LLC, a privately held consulting firm in Irvine, California that works with large homebuilders, real estate companies and government entities since 2001. Prior to serving with California Strategies, Mr. Hunt was the executive vice president and served on the board of directors and on the Executive Committee of the Board of The Irvine Company, a 110-year-old privately held company that plans, develops and invests in real estate primarily in Orange County, California for 25 years. He also serves on the board of directors of Glenair Inc. and William Lyon Homes. Mr. Hunt has also served as a Trustee of G REIT Liquidating Trust since January 2008.

Glenn L. Carpenter	66, has served as a director of the Company since December 2007 and served as Chairman of the Board of the Company from February 2008 until he voluntarily stepped down as Chairman in January 2009. Mr. Carpenter also served as a director of NNN from November 2006 to December 2007. Since August 2001, Mr. Carpenter has served as the Chief Executive Officer, President and Chairman of FountainGlen Properties, LP, a privately held company in Newport Beach, California, that develops, owns and operates apartment communities for active seniors. Prior to serving with FountainGlen, from 1994 to 2001, Mr. Carpenter was the Chief Executive Officer and founder of Pacific Gulf Properties Inc., a publicly traded REIT that developed and operated industrial business parks and various types of apartment communities. From 1970 to 1994, Mr. Carpenter served as Chief Executive Officer and President, and other officer positions of Santa Anita Realty Enterprises Inc., a publicly traded REIT that owned and managed

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

Class C directors

C. Michael Kojaian	47, has served as a director of the Company since December 1996. He served as the Chairman of the Board of Directors of the Company from June 2002 until December 7, 2007 and has served as the Chairman of the Board of Directors of the Company since January 6, 2009. He has been the President of Kojaian Ventures, L.L.C. and also Executive Vice President, a director and a shareholder of Kojaian Management Corporation, both of which are investment firms headquartered in Bloomfield Hills, Michigan, since 2000 and 1985, respectively. He is also a director of Arbor Realty Trust, Inc. Mr. Kojaian has also served as the Chairman of the Board of Directors of Grubb & Ellis Realty Advisors, Inc., an affiliate of the Company, from its inception in September 2005 until April 2008, and as its Chief Executive Officer from December 13, 2007 until April 2008.

Rodger D. Young	62, has served as a director of the Company since April 2003. Mr. Young has been a name partner of the law firm of Young & Susser, P.C. since its founding in 1991, a boutique firm specializing in commercial litigation with offices in Southfield, Michigan and New York City. In 2001, Mr. Young was named Chairman of the Bush Administration’s Federal Judge and U.S. Attorney Qualification Committee by Governor John Engler and Michigan’s Republican Congressional Delegation. Mr. Young is a member of the American College of Trial Lawyers and was listed in the 2007 edition of Best Lawyers of America. Mr. Young was named by Chambers International and by Best Lawyers in America as one of the top commercial litigators in the United States.

Communications with the Directors

Stockholders, employees and others interested in communicating with the Chairman of the Board may do so by writing to C. Michael Kojaian, c/o Corporate Secretary, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. Stockholders, employees and others interested in communicating with any of the other directors of the Company may do so by writing to such director, c/o Corporate Secretary, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Information About Executive Officers

Gary Hunt has served as the Company’s Interim Chief Executive Officer and President since July 11, 2008. For information on Mr. Hunt see “Information about the Directors” above. In addition to Mr. Hunt, the following are the current executive officers of the Company:

Andrea R. Biller	59, has served as Executive Vice President, General Counsel and Secretary of the Company since December 2007. She joined GERI in March 2003 as General Counsel and served as NNN’s General Counsel, Executive Vice President and Secretary since November 2006 and director since December 2007. Ms. Biller also has served as Executive Vice President and Secretary of Grubb & Ellis Healthcare REIT, Inc. since April 2006 and Secretary of Grubb & Ellis Apartment REIT, Inc. since April 2009 and from December 2005 to February 2009. Ms. Biller also has served as a director of Grubb & Ellis Apartment REIT, Inc. since June 2008. Ms. Biller served as Executive Vice President of G REIT, Inc. from December 2005 to January 2008 and Secretary of G REIT, Inc. from June 2004 to January 2008. Ms. Biller also served as the Secretary of T REIT, Inc. from May 2004 to July 2007. Ms. Biller served as an Attorney at the Securities and Exchange Commission, Division of Corporate Finance, in Washington D.C. from 1995-2000, including two years as Special Counsel, and as a private attorney specializing in corporate and securities law from 1990-1995 and 2000-2002. Ms. Biller is licensed to practice law in California, Virginia, and Washington, D.C.

Jeffrey T. Hanson	38, has served as Chief Investment Officer of the Company since January 2008. He has served as Chief Investment Officer of NNN since November and joined NNN in July 2006 as the President and Chief Executive Officer of Realty. From December 1997 to July 2006, Mr. Hanson was a Senior Vice President with the Grubb and Ellis Institutional Investment Group in Grubb & Ellis’ Newport Beach office. Mr. Hanson served as a real estate broker with CB Richard Ellis from 1996 to December 1997. Mr. Hanson formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors.

Stanley J. Olander, Jr.	54, has served as an Executive Vice President — Multifamily of the Company since December 2007. He has also served as Chief Executive Officer and a director of Grubb & Ellis Apartment REIT, Inc. and Chief Executive Officer of Grubb & Ellis Apartment REIT Advisors, LLC since December 2005. Mr. Olander has also served as Grubb & Ellis Apartment REIT, Inc.’s Chairman of the Board since December 2006 and has also served as President of Grubb & Ellis Apartment REIT, Inc. and President of Grubb & Ellis Apartment REIT Advisors, LLC since April 2007. Mr. Olander has also been a Managing Member of ROC REIT Advisors, LLC since 2006 and a Managing Member of ROC Realty Advisors since 2005. Additionally, since July 2007, Mr. Olander has also served as Chief Executive Officer, President and Chairman of the Board of Grubb & Ellis Residential Management, Inc. He served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc. from 1996 until April 2005. Prior to the sale of Cornerstone Realty Income Trust, Inc. in April 2005, the company’s shares were listed on the New York Stock Exchange, it owned approximately 23,000 apartment units in five states and had a total market capitalization of approximately 40,000 apartment units.

Richard W. Pehlke	55, has served as the Executive Vice President and Chief Financial Officer of the Company since February 2007. Prior to joining the

Company, Mr. Pehlke served as Executive Vice President and Chief Financial Officer and a member of the board of directors of Hudson Highland Group, a publicly held global professional staffing and recruiting business, from 2003 to December 2005 and served as a consultant during 2006. From 2001 to 2003, Mr. Pehlke operated his own consulting business specializing in financial strategy and leadership development. In 2000, he was the Executive Vice President and Chief Financial Officer of ONE, Inc. a privately held software implementation business. Prior to 2000, Mr. Pehlke held senior financial positions in the telecommunications, financial services and food and consumer products industries.

Jacob Van Berkel	49, has served as Executive Vice President and Chief Operating Officer of the Company since February 2008 and President, Real Estate Services since May 2008. Mr. Van Berkel oversees operations and business integration for Grubb & Ellis, having joined NNN Realty Advisors in August 2007 to assist with the merger of the two companies. He is responsible for the strategic direction of all Grubb & Ellis’ human resources, marketing and communications, research and other day-to-day operational activities. He has 25 years of experience, including more than four years at CB Richard Ellis as senior vice president, human resources as well as in senior global human resources, operations and sales positions with First Data Corporation, Gateway Inc. and Western Digital.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders holding ten percent (10%) or more of our voting securities (“Insiders”) to file with the SEC reports showing their ownership and changes in ownership of Company securities, and to send copies of these filings to us. To our knowledge, based upon review of copies of such reports furnished to us and upon written representations that the Company has received to the effect that no other reports were required during the year ended December 31, 2008, the Insiders complied with all Section 16(a) filing requirements applicable to them, except as noted below.

On November 17, 2008, Rodger D. Young, a director of the Company, purchased 14,000 shares of the Company’s common stock on the open market. As a result of this transaction, a Form 4 was due to be filed on November 19, 2008 for Mr. Young, but was not filed until November 21, 2008. In addition, on December 10, 2008, the Company awarded each of its outside directors 20,000 restricted shares of the Company’s common stock, pursuant to the Company’s 2006 Omnibus Equity Plan which vest in equal 33 1/3 portions on each of the first, second, and third anniversaries of the grant date (December 10, 2008). As a result of this award, a Form 4 was due to be filed on December 12, 2008 for each of the following directors: Glenn L. Carpenter, Harold H. Greene, C. Michael Kojaian, Robert J. McLaughlin, Devin I. Murphy, D. Fleet Wallace and Rodger D. Young. However, the required Form 4s for each of the aforementioned outside directors of the Company were not filed until December 16, 2008.

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

Change to Procedures for Recommending Nominees for Director

As discussed in the Company’s Form 8-K filed on February 9, 2009, on February 5, 2009 the Board unanimously amended the Company’s Amended and Restated Bylaws (the “Bylaws”), by, among other things, adding a new Section 2.10 to the Bylaws and amending Section 3.03.

Section 2.10 requires a stockholder to give notice in writing to the Company no later than 90 days prior to the one year anniversary of the preceding year’s annual meeting for nominations for election to the Board and for any other proposals such stockholder wishes to bring before a stockholders’ meeting other than director nominations. Section 2.10 requires that the written notice set forth (1) information as to the nominees for election to the Board, (2) information as to the stockholder who delivered the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, and (3) information as to any other business that a stockholder proposes to bring before a meeting, and requires that any proposed business constitute a proper matter for stockholder action.

Section 3.03 of the Bylaws was amended to provide that any nominations for election to the Board shall be made pursuant to Section 2.10 of the Bylaws. Section 3.03 of the Bylaws previously provided for written notice to be provided to the Company for nominations for election to the Board no later than 14 days prior to a stockholders’ meeting (unless the stockholders have been given less than 21 days’ notice of the meeting in which case written notice is to be delivered or mailed to the Company no later than the close of the seventh day after notice of the meeting was mailed to stockholders). Section 3.03 also previously set forth the information that was required to be included in the written notice.

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

Corporate Governance and Nominating Committee

The functions of the Company’s Corporate Governance and Nominating Committee are to assist the Board with respect to: (i) director qualification, identification, nomination, independence and evaluation; (ii) committee structure, composition, leadership and evaluation; (iii) succession planning for the CEO and other senior executives; and (iv) corporate governance matters. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board, which is available on the Company’s website at www.grubb-ellis.com and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. The members of the Corporate Governance and Nominating Committee for the year ended December 31, 2008, were Rodger D. Young, Chair, Harold H. Greene and C. Michael Kojaian. On February 9, 2009, Devin I. Murphy was appointed to serve as a member of the Corporate Governance and Nominating Committee and Mr. Kojaian resigned as a member of the Corporate Governance and Nominating Committee. The Board has determined that Messrs. Young, Greene, Murphy and Kojaian are independent under the NYSE listing requirements and the Exchange Act and the rules thereunder.

Certifications

On December 12, 2008, the Company’s General Counsel certified to the NYSE that she was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company has filed with the SEC, as an exhibit to this Annual Report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion and analysis describes the governance and oversight of the Company’s executive compensation programs and the material elements of compensation paid or awarded to those who served as the Company’s principal executive officer, the Company’s principal financial officer, and the three other most highly compensated executive officers of the Company during the period from January 1, 2008 through December 31, 2008 (collectively, the “named executive officers” or “NEOs” and individually, a “named executive officer” or “NEO”). The specific amounts and material terms of such compensation paid, payable or awarded are disclosed in the tables and narrative included in this section of this Annual Report.

The compensation disclosure provided with respect to the Company’s NEOs and directors with respect to calendar year 2008 represent their full year’s compensation for such year, incurred by the Company with respect to calendar year 2008. The compensation disclosure provided with respect to the Company’s NEOs and directors with respect to calendar years 2007 and 2006 represent their full year’s compensation for each of those years, incurred by either NNN or the Company, as applicable, with respect to calendar year 2006, and incurred by either NNN or the Company, as applicable with respect to the entire 2007 calendar year, except for the period December 8, 2007 through December 31, 2007, during this three (3) week stub period the Company incurred the entire compensation to all NEOs and directors.

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

In the fourth quarter of 2007, and in anticipation of the closing of the Merger, the Company engaged the services of FPL Associates Compensation, an outside consulting firm, to provide a comprehensive compensation study of the merged companies for the Compensation Committee and the Board of Directors with respect to an analysis of, and proposed designs and recommendations for, compensation arrangements primarily for the NEO’s, other service executives, directors, brokers and the board.

The Company has previously engaged the services of Ferguson Partners, an affiliate of FPL Associates Compensation. In February 2007, Ferguson Partners managed the search for the Company’s Chief Financial Officer which resulted in the hiring of the Company’s Chief Financial Officer, Richard W. Pehlke, in February 2007. In conjunction with the search, Ferguson Partners advised the Committee with respect to Mr. Pehlke’s compensation arrangements and terms of employment. Similarly, the Compensation Committee has used the services of Ferguson Partners in the past in connection with the search and establishment of the compensation arrangements and terms of employment for the other executive officers. In each instance, and in connection with the study conducted by its affiliate, FPL Associates Compensation in the fourth quarter of 2007, Ferguson Partners and FPL Associates Compensation provided to the Compensation Committee and the board with information regarding comparative market compensation arrangements.

In March 2008, the Company engaged Christenson Advisors, LLC to provide an array of compensation and human resource related services across the Company.

The Company engaged the services of Equinox Partners in July 2008 to manage the search for the Company’s Chief Executive Officer following Scott D. Peters’ resignation in July 2008. The search process was impeded, however, in the fourth quarter of 2008 by the proxy contest in connection the Company’s Annual Stockholders’ Meeting held in December in which the Company ultimately prevailed. The Company remains actively engaged in its search for a permanent Chief Executive Officer.

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

Certain Compensation Committee Activity

The Compensation Committee met ten times during the year ended December 31, 2008 and in fulfillment of its obligations, among other things, determined on December 3, 2008, based upon a recommendation of Christenson Advisors, LLC, that the cash retainer for independent, outside directors of $50,000 per annum would remain the same as would the Board Meeting and Committee Meeting fees of $1,500 per meeting. Similarly, the Compensation Committee determined that the Audit Chair retainer, the Compensation Chair retainer and the Governance Chair retainer would remain constant at $15,000, $10,000 and $7,500 per annum, respectively. The Compensation Committee also decided, based upon a recommendation of Christenson Advisors, LLC, that the $60,000 annual equity award for independent, outside directors, with respect to 2009 only, be capped at 20,000 shares due to decline in the stock market in 2008, which adversely affected the price of the Company’s shares.

Compensation Philosophy, Goals and Objectives

As a commercial real estate services company, the Company is a people oriented business which strives to create an environment that supports its employees in order to achieve its growth strategy and other goals established by the board so as to increase stockholder value over the long term.

The primary goals and objectives of the Company’s compensation programs are to:

•	Compensate management, key employees, independent contractors and consultants on a competitive basis in order to attract, motivate and retain high quality, high performance individuals who will achieve the Company’s short-term and long term goals;

•	Motivate and reward executive officers whose knowledge, skill and performance are critical to the Company’s success;

•	Align the interests of the Company’s executive officers and stockholders through equity-based long-term incentive awards that motivate executive officers to increase stockholder value and reward executive officers when stockholder value increases; and

•	Ensure fairness among the executive management team by recognizing contributions each executive officer makes to the Company’s success.

The Compensation Committee established these goals in order to enhance stockholder value.

The Company believes that it is important for variable compensation, i.e. where an NEO has a significant portion of his or her total “bonus compensation” at risk, to constitute a significant portion of total compensation and that such variable compensation be designed so as to reward effective team work (through the achievement of Company-wide financial goals) as well as the achievement of individual goals (through the achievement of business unit/functional goals and individual performance goals and objectives). The Company believes that this dual approach best aligns the individual NEO’s interest with the interests of the stockholders.

Compensation During Term of Employment

The Company’s compensation program for NEOs is currently comprised of four key elements — base salary, annual bonus incentive compensation, stock-based compensation and a retirement plan — that are intended to balance the goals of achieving both short-term and long-term results which the Company believes will effectively align management with stockholders.

Base Salary

Amounts paid to NEOs as base salaries are included in the column captioned “Salary” in the Summary Compensation Table below. The base salary of each NEO is determined based upon their position, responsibility, qualifications and experience, and reflects consideration of both external comparison to available market data and internal comparison to other executive officers.

The base salary for an NEO is typically established at the time of the negotiation of his or her respective employment agreement. In the case of each of the Company’s General Counsel Executive Vice President and Corporate Secretary, Andrea R. Biller, her compensation has not been adjusted since the inception of her current employment agreement. In the case of the Company’s Chief Financial Officer and Executive Vice President, Richard W. Pehlke, his base salary was increased on January 1, 2008 from $350,000 to $375,000. Chief Investment Officer, Jeffrey T. Hanson’s base salary was increased on August 1, 2008 from $350,000 to $450,000. As a result of Jacob Van Berkel being promoted to Chief Operating Officer and Executive Vice President on March 1, 2008, Mr. Van Berkel’s base salary was increased from $280,000 to $400,000.

The base salary component is designed to constitute between 20% and 50% of total annual compensation a target for the NEOs based upon each individual’s position in the organization and the Compensation Committee’s determination of each position’s ability to directly impact the Company’s financial results.

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

Jeffrey T. Hanson, Chief Investment Officer, had his annual bonus incentive target increase from 100% to 150% effective August 1, 2008. Richard W. Pehlke, Chief Financial Officer and Executive Vice President, had his annual bonus incentive target increase from 50% to 150% effective January 1, 2008.

In 2007, the bonus plan with respect to those NEOs who were executive officers of the legacy Grubb & Ellis Company had a formulaic component based on achievement of specified Company earnings before interest and taxes (“EBIT”) and business unit/function EBIT goals and also a component based on the achievement of personal goals and objectives designed to enhance the overall performance of the Company. The bonus plan of those NEOs, who were executive officers of legacy NNN, while taking into account NNN’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), as well as personal goals and objectives, was not formulaic, but rather, more discretionary in nature. Beginning in 2008, the bonus plan for all NEOs has been standardized and will be tied to the specified targets based on the Company’s EBITDA as discussed below.

The annual cash bonus plan target for NEOs is between 50% and 200% of base salary and is designed to constitute from 20% to 50% of an NEO’s total annual target compensation. The bonus plan component is based on each individual’s role and responsibilities in the company and the Committee’s determination of each NEO’s ability to directly impact the Company’s financial results.

The Compensation Committee reviews each NEO’s bonus plan annually. Annual Company EBITDA targets are determined in connection with the annual calendar-year based budget process. A minimum threshold of 80% of Company EBITDA must be achieved before any payment is awarded with respect to this component of bonus compensation. Fiscal year 2008 bonus targets were set at 100% of budgeted EBITDA. At the end of each calendar year, the Chief Executive Officer reviews the performance of each of the other NEOs and certain other key employees against the financial objectives and against their personal goals and objectives and makes recommendations to the Compensation Committee for payments on the annual cash bonus plan. The Compensation Committee reviews the recommendations and forwards these to the Board for final approval of payments under the plan.

For fiscal year 2008, no annual incentive bonus plan payments were made to the NEOs.

During 2007, the Compensation Committee revised the calendar 2007 bonus plans for the Grubb & Ellis legacy NEOs to increase the percentage of bonus tied to the Company’s EBIT performance in order to more closely link the annual bonus to the Company’s overall financial performance. The chart directly below captioned “Annual Bonus Incentive Compensation” provides the details of the calendar 2006, calendar 2007 and calendar 2008 plans.

In addition to the annual bonus program, from time to time the Board may establish one-time cash bonuses related to the satisfactory performance of identified special projects. Upon the closing of the Merger, Scott D. Peters, the Company’s then Chief Executive Officer and President received (i) a special one-time transaction success fee of $1,000,000, (ii) 528,000 shares of common stock of the Company from Anthony W. Thompson, the former Chairman of the Board of the Company, and (iii) the right to receive up to $1,000,000 for a second residence in California, which right Mr. Peters irrevocably waived in January, 2008. The 528,000 shares of common stock received from Anthony W. Thompson were forfeited by Mr. Peters upon his departure from the Company in July 2008 and returned to Mr. Thompson.

Annual Bonus Incentive Compensation

		Bonus Target
		as a			Business
	Calendar	% of Base		Company	Unit/Function	Personal Goals
	Year	Salary		Performance(5)	Performance(5)	and Objectives

Gary H. Hunt(1) Current Interim Chief Executive Officer	2008	—		—	—	—

Scott D. Peters(2)	2008	200%		70%	—	30%
Former Chief Executive Officer	2007	200%		—	—	—
	2006	—		—	—	—

Richard W. Pehlke	2008	150%		70%	—	30%
Chief Financial Officer	2007	50	%(3)	90%		10%

Andrea R. Biller	2008	150%		70%	—	30%
Executive Vice President,	2007	150%		—	—	—
General Counsel and Corporate Secretary	2006	—		—	—	—

Jeffrey T. Hanson	2008	150%		40%	40%	20%
Chief Investment Officer	2007	100%		—	—	—
	2006	—		—	—	—

Jacob Van Berkel(4)	2008	100%		70%	—	30%
Chief Operating Officer and Executive Vice President	2007	100%		—	—	—

(1)	Mr. Hunt has served as the Interim Chief Executive Officer since July 2008.

(2)	Mr. Peters served as the Chief Executive Officer until July 2008.

(3)	Mr. Pehlke had a minimum guaranteed bonus of $125,000 for calendar 2007, prorated based on his hire date in February 2007 (equal to $110,577).

(4)	Mr. Van Berkel joined the Company in August 2007.

(5)	2008 bonuses calculated based on Company EBITDA and 2007 bonuses calculated based on Company EBIT.

Stock-Based Compensation and Incentives

The compensation associated with stock awards granted to NEOs is included in the Summary Compensation Table and other tables below (including the charts that show outstanding equity awards). Except for the January 24, 2008 grant of 75,000 and 80,000 restricted shares of common stock to Richard W. Pehlke and Jacob Van Berkel respectively, and the December 3, 2008 grant of 250,000 restricted shares of common stock to each of Richard W. Pehlke and Jacob Van Berkel, no other grants were made to NEOs during the year ended December 31, 2008.

In February of 2009, each of Messrs. Pehlke and Van Berkel, on their own initiative, voluntarily returned an aggregate of 131,000 and 130,000 restricted shares, respectively, to the Company for re-allocation of such restricted shares, on the same terms and conditions, to various employees in their respective business units.

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

Retirement Plans

The amounts paid to the Company’s NEOs under the retirement plan are included in the column captioned “All Other Compensation” in the Summary Compensation Table directly below. The Company has established and maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”) to cover the Company’s eligible employees including the Company’s NEOs. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax deferred basis through contributions to the Company’s 401(k) plan. The Company’s 401(k) plan is intended to constitute a qualified plan under Section 401(k) of the Code and its associated trust is intended to be exempt from federal income taxation under Section 501(a) of the Code. The Company makes Company matching contributions to the 401(k) plan for the benefit of the Company’s employees including the Company’s NEOs. In April 2009, the Company’s matching contributions to the 401(k) plan were suspended.

Personal Benefits and Perquisites

The amounts paid to the Company’s NEOs for personal benefits and perquisites are included in the column captioned “All Other Compensation” in the Summary Compensation Table below. Perquisites to which all of the Company’s NEOs are entitled include health, dental, life insurance, long-term disability, profit-sharing and a 401(k) savings plan, and 100% of the premium cost of health insurance for certain NEOs is paid for by the Company. Upon the closing of the Merger, Scott D. Peters, the Company’s then Chief Executive Officer and President had the right to receive up to $1,000,000 for a second residence in California, which right Mr. Peters irrevocably waived in January, 2008.

Long Term Incentive Plan

On May 1, 2008, the Compensation Committee adopted the Long Term Incentive Plan (“LTIP”) of Grubb & Ellis Company, effective January 1, 2008, designed to reward the efforts of the executive officers of the Company to successfully attain the Company’s long-term goals by directly tying the executive officers’ compensation to the Company and individual results. During fiscal year 2008, no named executive officer received an award under the LTIP.

The LTIP is divided into two components: (i) annual long-term incentive target which comprises 50% of the overall target, and (ii) multi-year annual incentive target which comprises the other 50% .

Awards under the LTIP are earned by performance during a fiscal year and by remaining employed by the Company through the date awards are granted, usually in March for annual long-term incentive awards or though the conclusion of the three-year performance period for multi-year long term incentive awards (“Grant Date”).

All awards are paid in shares of the Company’s common stock, subject to the rights of the Company to distribute cash or other non-equity forms of compensation in lieu of the Company’s common stock.

The annual long-term incentive target is broken down into three components: (i) absolute shareholder return (30%); corporate EBITDA (35%); and individual performance priorities (35%). Vesting of awards upon achievement of the annual long-term incentive targets is as follows: (i) 33.33% of the restricted shares of the Company’s common stock will vest on the Grant Date; (ii) 33.33% will vest in the first anniversary of the Grant Date; and (iii) the remaining 33.33% will vest on the second anniversary of the Grant Date.

The multi-year long-term incentive target is broken down into two components: (i) absolute shareholder return (50%); and relative total shareholder return (50%). Vesting of wards upon achievement of the multi-year long-term incentive awards is as follows: (i) 50% of the restricted shares of the Company’s common stock will be paid on the Grant Date; and (ii) 50% on the first year anniversary of the Grant Date.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the calendar years ended December 31, 2008, 2007 and 2006 earned by or paid to the Company’s named executive officers for such full calendar years (by either NNN or legacy Grubb & Ellis, as applicable, prior to the Merger, and by the Company subsequent to the Merger).

									Change
									in
									Pension
								Non-	Value
								Equity	And
								Incentive	Nonqualified
Name and	Year					Stock	Option	Plan	Deferred	All other
Principal	Ended	Salary		Bonus		Awards	Awards	Compensation	Compensation	Compensation
Position	December	($)		($)		($)(11)	($)(12)	($)	Earnings	($)(8)(13)(14)	Total

Gary H. Hunt(1)	2008	$300,000	(5)	$—		$59,088	$—	$—	$—	$—	$359,088
Interim Chief Executive Officer

Scott D. Peters(2)	2008	401,889		—		704,841	68,500	—	—	528,310	1,703,540
Former Chief	2007	587,808		1,825,800		2,610,555	91,250	—	—	655,621	5,771,034
Executive Officer	2006	611,250		1,125,900	(7)	1,834,669	81,345			977,260	4,630,424

Richard W. Pehlke(3)	2008	375,000		—		112,951	—	—	—	—	487,951
Executive Vice President, and Chief Financial Officer	2007	299,500		200,000		49,770	198,808	—	—	—	748,078

Andrea R. Biller	2008	400,000		—		100,106	42,803	—	—	688,565	1,231,474
Executive Vice	2007	400,000		451,000		1,286,413	73,000	—	—	592,134	2,802,547
President, General Counsel and Corporate Secretary	2006	391,674		501,200	(7)	411,667	65,076	—	—	72,834	1,442,451

Jeffrey T. Hanson	2008	391,667		250,000	(10)	2,900,777	38,168	—	—	556,727	4,137,339
Chief	2007	350,000		500,350	(10)	3,410,352	45,625	—	—	425,106	4,731,433
Investment Officer	2006	117,628	(6)	1,212,180	(9)	726,079	40,673	—	—	1,083	2,097,643

Jacob Van Berkel(4)	2008	380,000		—		149,203	—	—	—	4,816	534,019
Chief Operating Officer and Executive Vice President	2007	115,096		225,000		2,238	—	—	—	30	342,364

(1)	Mr. Hunt has served as the Interim Chief Executive Officer since July 2008.

(2)	Mr. Peters served as the Chief Executive Officer from December 2007 until July 2008.

(3)	Mr. Pehlke has served as the Chief Financial Officer since February 2007.

(4)	Mr. Van Berkel joined the Company in August 2007.

(5)	Amounts paid to Mr. Hunt represent a consulting fee as Mr. Hunt consults as the Interim Chief Executive Officer and is not an employee of the Company.

(6)	Mr. Hanson’s annual salary for fiscal 2006 was $250,000. The $117,628 represents amounts paid or to be paid to Mr. Hanson from July 29, 2006 (the date Mr. Hanson joined GERI) through December 31, 2006.

(7)	Bonus amounts include bonuses of $100,000 earned in fiscal 2006 to each of Mr. Peters and Ms. Biller upon the receipt by NNN from G REIT, a public non-traded REIT that NNN sponsored, of net commissions aggregating $5 million or more from the sale of G REIT properties pursuant to a plan of liquidation approved by G REIT stockholders.

(8)	All other compensation also includes: (i) cash distributions based on membership interests of $85,303, $159,418 and $50,000 earned by Mr. Peters and $121,804, $159,418 and $50,000 earned by Ms. Biller from Grubb & Ellis Apartment Management, LLC for each of the calendar years ended December 31, 2008, 2007 and 2006, respectively; and (ii) cash distributions based on membership interests of $386,700, $413,546 and $0 earned by Mr. Peters and $547,519, $413,546 and $0 earned by each of Mr. Hanson and Ms. Biller from Grubb & Ellis Healthcare Management, LLC for each of the calendar years ended December 31, 2008, 2007 and 2006, respectively.

(9)	Mr. Hanson was appointed GERI’s Managing Director, Real Estate on July 29, 2006. His bonus amount included a $750,000 sign-on bonus that was paid in September 2006. Amount also included a special bonus paid to Mr. Hanson pursuant to his employment agreement for being the procuring cause of at least $25 million in equity from new sources, which equity was received by GERI during the fiscal year, for real estate investments sourced by GERI.

(10)	Amount includes a special bonus of $250,000. The 2008 special bonus has not yet been paid.

(11)	The amounts shown are the amounts of compensation cost related to the grants of restricted stock, as well as the compensation expense associated with the accelerated vesting of the restricted stock at the Merger date, as described in Statement of Financial Accounting Standards No. 123R Share-Based Payment (“SFAS No. 123R”), utilizing the assumptions discussed in Note 23 to the consolidated financial statements included in Item 8 of this Annual Report.

(12)	The amounts shown are the amounts of compensation cost related to the grants of stock options, as well as compensation expense associated with the accelerated vesting of the stock options at the Merger date, as described in SFAS No. 123R, utilizing the assumptions discussed in Note 23 to the consolidated financial statements included in Item 8 of this Annual Report.

(13)	The amounts shown include the Company’s incremental cost for the provision to the named executive officers of certain specified perquisites in fiscal 2008, 2007 and 2006, as follows:

				Tax Gross	Medical &
		Living	Travel	Up	Dental
		Expenses	Expenses	Payment	Premiums	Total
Named Executive Officer	Year	($)	($)	($)	($)	($)

Gary H. Hunt	2008	$—	$—	$—	$—	$—

Scott D. Peters	2008	15,871	15,209	—	7,161	38,241
	2007	27,314	29,573	—	8,340	65,227
	2006	24,557	31,376	853,668	1,043	910,644

Richard W. Pehlke	2008	—	—	—	7,287	7,287
	2007	—	—	—	—	—

Andrea R. Biller	2008	—	—	—	4,621	4,621
	2007	—	—	—	1,740	1,740
	2006	—	—	—	218	218

Jeffrey T. Hanson	2008	—	—	—	13,179	13,179
	2007	—	—	—	8,340	8,340
	2006	—	—	—	1,043	1,043

Jacob Van Berkel	2008	—	—	—	—	—
	2007	—	—	—	—	—

(14)	The amounts shown also include the following 401(k) matching contributions made by the Company, income attributable to life insurance coverage and contributions to the profit-sharing plan in fiscal 2008, 2007 and 2006, as follows:

				Profit-Sharing
		401(k) Plan	Life	Plan
		Company	Insurance	Company
		Contributions	Coverage	Contributions	Total
Named Executive Officer	Year	($)	($)	($)	($)

Gary H. Hunt	2008	$—	$—	$—	$—

Scott D. Peters	2008	4,600	374	—	4,974
	2007	3,100	120	14,210	17,430
	2006	—	116	16,500	16,616

Richard W. Pehlke	2008	—	1,290	—	1,290
	2007	—	—	—	—

Andrea R. Biller	2008	—	1,290	—	1,290
	2007	3,100	120	14,210	17,430
	2006	6,000	116	16,500	22,616

Jeffrey T. Hanson	2008	—	270	—	270
	2007	3,100	120	—	3,220
	2006	—	40	—	40

Jacob Van Berkel	2008	4,600	450	—	5,050
	2007	—	30	—	30

Grants of Plan-Based Awards

The following table sets forth information regarding the grants of plan-based awards made to its NEOs for the fiscal year ended December 31, 2008.

		All Other	All Other
		Stock	Option
		Awards:	Awards:	Exercise or	Grant Date
		Number of	Number of	Base Price	Fair
		Shares of	Securities	of Option	Value of Stock
	Grant	Stock or	Underlying	Awards	and Option
Name	Date	Units	Options(1)	($/Share)	Awards($)(1)

Gary H. Hunt	—	—	—	$—	$—

Scott D. Peters	—	—	—	—	—

Richard W. Pehlke	01/24/08	75,000 (2)	—	4.41	330,750
	12/03/08	250,000 (2)		1.26	315,000

Andrea R. Biller	—	—	—	—	—

Jeffrey T. Hanson	—	—	—	—	—

Jacob Van Berkel	01/24/08	80,000 (2)	—	4.41	352,800
	12/03/08	250,000 (2)		1.26	315,000

(1)	The grant date fair value of the shares of restricted stock and stock options granted were computed in accordance with SFAS No. 123R.

(2)	Amounts shown with respect to Messrs. Pehlke and Van Berkel represent restricted stock awarded pursuant to the Company’s 2006 Omnibus Equity Plan which will vest in equal thirty-three and one third (33 1/3%) installments on each of the first, second and third anniversaries of their respective grant dates. In February 2009, each of Messrs. Pehlke and Van Berkel, on their own initiative, voluntarily returned an aggregate of 131,000 and 130,000 restricted shares, respectively, to the Company for re-allocation of such restricted shares, on the same terms and conditions, to various employees in their respective business units.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by the Company’s named executive officers at December 31, 2008:

	Option Awards					Stock Awards
								Market
								Value
	Number of		Number of			Number of		of Shares
	Securities		Securities			Shares or		or Units
	Underlying		Underlying			Units of		of Stock
	Unexercised		Unexercised	Option	Option	Stock that		That
	Options		Options	Exercise	Expiration	Have Not		Have Not
Name	Exercisable		Unexercisable	Price	Date	Vested		Vested(1)

Gary H. Hunt	—		—	—	—	7,333	(2)	$83,303
	—		—	—	—	5,997	(3)	$40,000

Scott D. Peters	—		—	—	—

Richard W. Pehlke	25,000	(4)	—	$11.75	02/14/2017
						75,000	(5)	$330,750
						250,000	(6)	$315,000

Andrea R. Biller	35,200	(7)	—	$11.36	11/16/2016
						17,600	(8)	$199,936

Jeffrey T. Hanson	22,000	(9)	—	$11.36	11/16/2016
						247,720	(10)	$2,814,099
						11,733	(11)	$133,287

Jacob Van Berkel	—		—	—	—	11,733	(12)	$59,252
	—		—	—	—	80,000	(5)	$352,800
	—		—	—	—	250,000	(6)	$315,000

(1)	The grant date fair value of the shares of restricted stock granted on January 24, 2008 or December 3, 2008, as applicable, as computed in accordance with SFAS No. 123R, is reflected in the Grants of Plan-Based Awards table.

(2)	Amounts shown represent 11,000 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 12,500 shares of NNN restricted stock. The 12,500 shares were awarded to Mr. Hunt as a Director pursuant to the NNN’s 2006 Long Term Incentive Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date (June 27, 2007), subject to continued service with the Company.

(3)	Amounts shown represent 8,996 shares of the Company’s common stock that were awarded to Mr. Hunt as a Director under the 2006 Omnibus Equity Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date (December 10, 2007), subject to continued service with the Company.

(4)	Amounts shown represent options granted on February 15, 2007. These options vest in equal installments of thirty-three and one-third percent (33 1/3%) on the last business day before each of the first, second and third anniversaries of February 14, 2007, subject to the terms of the Stock Option Agreement by and between Mr. Pehlke and the Company, dated as of February 15, 2007, and the Company’s 2006 Omnibus Equity Plan. The full 25,000 options vested on the date of the Merger.

(5)	Amounts shown represent shares of the Company’s common stock that were awarded on January 23, 2008 under the 2006 Omnibus Equity Plan which will vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date, subject to continued service with the Company.

(6)	Amounts shown represent shares of the Company’s common stock that were awarded on December 3, 2008 under the 2006 Omnibus Equity Plan which will vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date, subject to continued service with the Company.

(7)	Amounts shown represent options received in the Merger in exchange for stock options to acquire 40,000 shares of the common stock of NNN Realty Advisors, Inc. for $10.00 per share. These options vested and became exercisable with respect to one-third of the underlying shares of the Company’s common stock on each of November 16, 2006, November 16, 2007 and November 16, 2008 and have a maximum term of ten-years.

(8)	Amounts shown represent 26,400 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 30,000 shares of NNN restricted stock. The 30,000 shares were awarded to Ms. Biller pursuant to the NNN’s 2006 Long Term Incentive Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date (June 27, 2007), subject to continued service with the Company.

(9)	Amounts shown represent options received in the Merger in exchange for stock options to acquire 25,000 shares of the common stock NNN Realty Advisors, Inc. for $10.00 per share. These options vested and became exercisable with respect to one-third of the underlying shares of the Company’s common stock on each of November 16, 2006, November 16, 2007 and November 16, 2008 and have a maximum term of ten-years.

(10)	Amounts shown represent 743,160 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 844,500 of NNN restricted stock and which are transferable from Mr. Thompson and Mr. Rogers, assuming Mr. Hanson remains employed by the Company, in equal 1/3 installments on each of the first, second and third anniversaries of the grant date (July 29, 2006).

(11)	Amounts shown represent 17,600 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 20,000 shares of NNN restricted stock. The 20,000 shares were awarded to Mr. Hanson pursuant to the NNN’s 2006 Long Term Incentive Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date (June 27, 2007), subject to continued service with the Company.

(12)	Amounts shown represent 17,600 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 20,000 shares of NNN restricted stock. The 20,000 shares were awarded to Mr. Van Berkel pursuant to the NNN’s 2006 Long Term Incentive Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date (December 4, 2007), subject to continued service with the Company.

Options Exercises and Stock Vested

The following table sets forth summary information regarding exercise of stock options and vesting of restricted stock held by the Company’s named executive officers at December 31, 2008:

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on		Value realized on
Name	Exercise	Exercise ($)	Vesting		Vesting ($)

Gary H. Hunt	—	—	3,667	(1)	$14,118	(2)
			2,999	(3)	3,749	(4)

Scott D. Peters	—	—	—		—

Richard W. Pehlke	—	—	—		—

Andrea R. Biller	—	—	8,800	(5)	33,880	(2)

Jeffrey T. Hanson	—	—	247,720	(6)	857,111	(7)
			5,867	(8)	22,588	(2)

Jacob Van Berkel	—	—	5,867	(9)	7,392	(10)

(1)	Amounts shown represent 11,000 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 12,500 shares of NNN restricted stock. The 12,500 shares were awarded to Mr. Hunt pursuant to the NNN’s 2006 Long Term Incentive Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date (June 27, 2007), subject to continued service with the Company.

(2)	On June 26, 2008, the closing price of a share of common stock on the NYSE was $3.85.

(3)	Amounts shown represent 8,996 shares of the Company’s common stock that were awarded to Mr. Hunt on December 10, 2007 under the 2006 Omnibus Equity Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date, subject to continued service with the Company.

(4)	On December 9, 2008, the closing price of a share of common stock on the NYSE was $1.25.

(5)	Amounts shown represent 26,400 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 30,000 shares of NNN restricted stock. The 30,000 shares were awarded to Ms. Biller pursuant to the NNN’s 2006 Long Term Incentive Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date (June 27, 2007), subject to continued service with the Company.

(6)	Amounts shown represent 743,160 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 844,500 of NNN restricted stock and which are transferable from Mr. Thompson and Mr. Rogers, assuming Mr. Hanson remains employed by the Company, in equal 1/3 installments on each of the first, second and third anniversaries of the grant date (July 29, 2006).

(7)	On July 28, 2008, the closing price of a share of common stock on the NYSE was $3.46.

(8)	Amounts shown represent 17,600 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 20,000 shares of NNN restricted stock. The 20,000 shares were awarded to Mr. Hanson pursuant to the NNN’s 2006 Long Term Incentive Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date (June 27, 2007), subject to continued service with the Company.

(9)	Amounts shown represent 17,600 restricted shares of the Company’s common stock that were received in connection with the Merger in exchange for 20,000 shares of NNN restricted stock. The 20,000 shares were awarded to Mr. Van Berkel pursuant to the NNN’s 2006 Long Term Incentive Plan and vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date (December 4, 2007), subject to continued service with the Company.

(10)	On December 3, 2008, the closing price of a share of common stock on the NYSE was $1.26.

Non-Qualified Deferred Compensation

During fiscal year 2008, no named executive officer was a participant in the DCP in 2008.

Contributions.

Under the DCP, the participants designated by the committee administering the Plan (the “Committee”) may elect to defer up to 80% of their base salary and commissions, and up to 100% of their bonus compensation. In addition, the Company may make discretionary Company contributions to the DCP at any time on behalf of the participants. Unless otherwise specified by the Company, Company contributions shall be deemed to be invested in the Company’s common stock.

Investment Elections.

Participants designate the investment funds selected by the Committee in which the participants’ deferral accounts shall be deemed to be invested for purposes of determining the amount of earnings and losses to be credited to such accounts.

Vesting.

The participants are fully vested at all times in amounts credited to the participants’ deferral accounts. A participant shall vest in his or her Company contribution account as provided by the Committee, but not earlier than 12 months from the date the Company contribution is credited to a participant’s Company contribution account. Except as otherwise provided by the Company in writing, all vesting of Company contributions shall cease upon a participant’ termination of service with the Company and any portion of a participant’s Company contribution account which is unvested as of such date shall be forfeited; provided, however, that if a participant’s termination of service is the result of his or her death, the participant shall be 100% vested in his or her Company contribution account(s).

Distributions.

Scheduled distributions elected by the participants shall be no earlier than two years from the last day of the fiscal year in which the deferrals are credited to the participant’s account, or, if later, the last day of the fiscal year in which the Company contributions vest. The participant may elect to receive the scheduled distribution in a lump sum or in equal installments over a period of up to five years. Company contributions are only distributable in a lump sum.

In the event of a participant’s retirement (termination of service after attaining age 60, or age 55 with at least 10 years of service) or disability (as defined in the DCP), the participant’s vested deferral accounts shall be paid to the participant in a single lump sum on a date that is not prior to the end of the six month period following the participant’s retirement or disability, unless the participant has made an alternative election to receive the retirement or disability benefits in equal installments over a period of up to 15 years, in which event payments shall be made as elected.

In the event of a participant’s death, the Company shall pay to the participant’s beneficiary a death benefit equal to the participant’s vested accounts in a single lump sum within 30 days after the end of the month during which the participant’s death occurred.

The Company may accelerate payment in the event of a participant’s “financial hardship.”

Employment Contracts and Compensation Arrangements

Scott D. Peters

In July 2008, Mr. Peters resigned from the Company. The following is a description of the employment agreement under which Mr. Peters was employed during calendar year 2008.

In November, 2006, Mr. Peters entered into an executive employment agreement with the Company pursuant to which Mr. Peters served as the Chief Executive Officer and President of the Company. The executive employment agreement provided for an annual base salary of $550,000 per annum. His base salary was increased to $600,000 per annum upon the closing of the Merger. Mr. Peters was eligible to receive an annual discretionary bonus of up to 200% of his base salary. The executive employment agreement had an initial term of three years, and on the final day of the original term, and on each anniversary thereafter, the term of the agreement could have been extended automatically for an additional year unless the Company or Mr. Peters provided at least one year’s written notice that the term would not be extended. In connection with the entering into of his executive employment agreement in November, 2006, Mr. Peters received 154,000 shares of restricted stock and 44,000 stock options at an exercise price of $11.36 per share, one-third of which options vest on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant.

Mr. Peters was also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and was reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties. The employment agreement contained confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.

In the event the Company had terminated Mr. Peters’ employment for Cause (as defined in the executive employment agreement) or if he had voluntarily resigned without Good Reason (as defined in the executive employment agreement), Mr. Peters would have been entitled to accrued salary and any unreimbursed business expenses. In the event that Mr. Peters’ employment terminated because of the expiration of his term, death or disability, the Company would have paid any accrued salary, any unreimbursed business expenses, and a prorated performance bonus equal to the performance bonus (and in the case of termination for reason of death or disability, equal to the maximum target) that otherwise would have been payable to Mr. Peters in the fiscal year in which the termination occurred had he continued employment through the last day of such fiscal year, prorated for the number of calendar months he was employed by the Company in such fiscal year. The prorated performance bonus would have been paid within 60 days after Mr. Peters’ date of termination, provided that he executes and delivers to the Company a general release and was not in material breach of any of the provisions of the executive employment agreement.

In the event of termination of employment without Cause, or voluntary resignation with Good Reason, the Company would have paid any accrued salary, any unreimbursed business expenses and a severance benefit, in a lump sum cash payment, equal to Mr. Peters’ annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by a “severance benefit factor.” The “severance benefit factor” would have been determined as follows: (a) if the date of termination occurred during the original three year employment term, the “severance benefit factor” will be the greater of one, and the number of months from the date of termination to the last day of the original three year employment term, divided by 12, or (b) if the date of termination was after the original three year employment term, the “severance benefit factor” will equal one. Also, all options would have become fully vested.

In the event of a termination by the Company without Cause at any time within 90 days before, or 12 months after, a Change in Control (as defined in the executive employment agreement), or in the event of resignation for Good Reason within 12 months after a Change in Control, or if without Good Reason during the period commencing six months after a Change in Control and ending 12 months after a Change in Control, then the Company would have paid any accrued salary, any unreimbursed business expenses, and a severance benefit. The severance benefit would have been in a lump sum cash payment, equal to the annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by three. Mr. Peters would have also received 100% of the Company’s paid health insurance coverage as provided immediately prior to the termination. The health insurance coverage would have continued for two years following termination of employment, or until Mr. Peters became covered under another employer’s group health insurance plan, whichever came first. Also, Mr. Peters would have become fully vested in his options. These severance benefits upon a Change in Control would have been paid 60 days after the date of termination, provided the execution and delivery to the Company of a general release and Mr. Peters was not in material breach of any of the provisions of his executive employment agreement. Any payment and benefits discussed in this paragraph regarding a termination associated with a Change in Control would have been in lieu of any payments and benefits that would otherwise be awarded in an executive’s termination.

If payments or other amounts had become due to Mr. Peters under his executive employment agreement or otherwise, and the excise tax imposed by Section 4999 of the Code had been applicable to such payments, the Company would have been required to pay a gross up payment in the amount of such excise tax plus the amount of income, excise and other taxes due as a result of the gross up payment. All determinations required to be made and the assumptions to be utilized in arriving at such determinations, with certain exceptions, would have been made by the Company’s independent certified public accountants serving immediately prior to the Change in Control.

In July 2008, Mr. Peters resigned from the Company and no payments are due to him under his executive employment agreement.

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

Mr. Pehlke’s annual base salary was increased from $350,000 to $375,000 on January 1, 2008. Similarly, Mr. Pehlke’s target bonus compensation was increased from 50% to 150% of his base salary on January 1, 2008.

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

Effective December 23, 2008, Mr. Pehlke and the Company entered into a change of control agreement pursuant to which in the event that Mr. Pehlke is terminated without Cause or resigns for Good Reason upon a Change of Control (as defined in the employment agreement) or within six months thereafter or is terminated without Cause or resigns for Good Reason within three months prior to a Change of Control, in contemplation thereof, Mr. Pehlke is entitled to receive two times his base salary payable in accordance with the Company’s customary payroll practices, over a twelve month period (subject to the provisions of Section 409A of the Code) plus an amount equal to one time his target annual cash bonus payable in cash on the next immediately following date when similar annual cash bonus compensation is paid to other executive officers of the Company (but in no event later than March 15th of the calendar year following the calendar year to which such bonus payment relates). In addition, upon a Change of Control, all then unvested options and restricted shares automatically vest. The Company’s payment of any amounts to Mr. Pehlke upon his termination upon a Change of Control is contingent upon his executing the Company’s then standard form of release.

Potential Payments upon Termination or Change of Control
Richard W. Pehlke

Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	$—	$—	$—	$421,875	$—	$421,875	$1,312,500	$—	$—
Bonus Incentive Compensation	—	—	—	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)(1)	—	—	—		—			—	—
Restricted Stock (unvested and accelerated)	—	—	—	$403,000	—	$403,000	$403,000	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	—	—	—	—	—	—
Tax Gross-Up	—	—	—	—	—	—	—	—	—

Total Value	$—	$—	$—	$824,875	$—	$824,875	$1,715,500	$—	$—

(1)	Mr. Pehlke’s agreement provides for immediate vesting of all stock options in the event of involuntary termination not for Cause, resignation for Good Reason, or in the event of Change of Control; the option exercise price is $11.75 and the closing price on the NYSE on December 31, 2008 was $1.24, therefore, as of December 31, 2008, Mr. Pehlke’s options were out of the money.

Andrea R. Biller

In November 2006, Ms. Biller entered into an executive employment agreement with the Company pursuant to which Ms. Biller serves as the Company’s General Counsel, Executive Vice President and Corporate Secretary. The agreement provides for an annual base salary of $400,000 per annum. Ms. Biller is eligible to receive an annual discretionary bonus of up to 150% of her base salary. The executive employment agreement has an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the agreement is extended automatically for an additional year unless the Company or Ms. Biller provides at least one year’s written notice that the term will not be extended. On October 23, 2008, the Company provided a notice not to extend the term of the executive employment agreement beyond its current extension date. In connection with the entering into of her executive employment agreement in November 2006, Ms. Biller received 114,400 shares of restricted stock and 35,200 stock options at an exercise price of $11.36 per share, one-third of which options vested on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant.

Ms. Biller is also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with her duties. The executive employment agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.

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

In the event of a termination by the Company without Cause at any time within 90 days before, or 12 months after, a Change in Control (as defined in the executive employment agreement), or in the event of resignation for Good Reason within 12 months after a Change in Control, or if without Good Reason during the period commencing six months after a Change in Control and ending 12 months after a Change in Control, then the Company will pay any accrued salary, any unreimbursed business expenses, and a severance benefit. The severance benefit will be in a lump sum cash payment, equal to the annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by three. Ms. Biller will also receive 100% of the Company’s paid health insurance coverage as provided immediately prior to the termination. The health insurance coverage will continue for two years following termination of employment, or until Ms. Biller becomes covered under another employer’s group health insurance plan, whichever comes first. Also, Ms. Biller will become fully vested in her options and restricted shares. These severance benefits upon a Change in Control will be paid 60 days after the date of termination, provided the execution and delivery to the Company of a general release and Ms. Biller is not in material breach of any of the provisions of her executive employment agreement. Any payment and benefits discussed in this paragraph regarding a termination associated with a Change in Control will be in lieu of any payments and benefits that would otherwise be awarded in an executive’s termination.

If payments or other amounts become due to Ms. Biller under her executive employment agreement or otherwise, and the excise tax imposed by Section 4999 of the Code applies to such payments, the Company is required to pay a gross up payment in the amount of this excise tax plus the amount of income, excise and other taxes due as a result of the gross up payment. All determinations required to be made and the assumptions to be utilized in arriving at such determinations, with certain exceptions, will be made by the Company’s independent certified public accountants serving immediately prior to the Change in Control.

Potential Payments upon Termination or Change in Control
Andrea R. Biller

				Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	$—	$—	$—	$1,000,000	$—	$1,000,000	$3,000,000	$—	$—
Bonus Incentive Compensation	—	—	—	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	$21,824	—	$21,824	$21,824	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	$9,242	—	$9,242	$9,242	—	—
Tax Gross-Up	—	—	—	—	—	—	$428,575	—	—

Total Value	$—	$—	$—	$1,031,066	$—	$1,031,066	$3,459,641	—	—

Jeffrey T. Hanson

In November, 2006, Mr. Hanson entered into an executive employment agreement with the Company pursuant to which Mr. Hanson serves as the Company’s Chief Investment Officer. The agreement provides for an annual base salary of $350,000 per annum. Mr. Hanson is eligible to receive an annual discretionary bonus of up to 100% of his base salary. The executive employment agreement has an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the Agreement is extended automatically for an additional year unless the Company or Mr. Hanson provides at least one year’s written notice that the term will not be extended. On October 23, 2008, the Company provided a notice not to extend the term of the executive employment agreement beyond its current extension date. In connection with the entering into of his executive employment agreement in November, 2006, Mr. Hanson received 44,000 shares of restricted stock and 22,000 stock options at an exercise price of $11.36 per share, one-third of which options vest on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant. Mr. Hanson is entitled to receive a special bonus of $250,000 if, during the applicable fiscal year, (x) Mr. Hanson is the procuring cause of at least $25 million of equity from new sources, which equity is actually received by the Company during such fiscal year, for real estate investments sourced by the Company, and (y) Mr. Hanson is employed by the Company on the last day of such fiscal year.

Mr. Hanson’s annual base salary was increased from $350,000 to $450,000 on August 1, 2008. Similarly, Mr. Hanson’s target bonus compensation was increased from 100% to 150% of his base salary on August 1, 2008.

Mr. Hanson is also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties. The executive employment agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.

In the event the Company terminates Mr. Hanson’s employment for Cause (as defined in his executive employment agreement) or if he voluntarily resigns without Good Reason (as defined in his executive employment agreement), Mr. Hanson is entitled to accrued salary and any unreimbursed business expenses. In the event that Mr. Hanson’s employment terminates because of the expiration of his term, death or disability, the Company will pay any accrued salary, any unreimbursed business expenses, and a prorated performance bonus equal to the performance bonus (and in the case of termination for reason of death or disability, equal to the maximum target) that otherwise would have been payable to Mr. Hanson in the fiscal year in which the termination occurs had he continued employment through the last day of such fiscal year, prorated for the number of calendar months he was employed by the Company in such fiscal year. The prorated performance bonus will be paid within 60 days after Mr. Hanson’s date of termination, provided that he executes and delivers to the Company a general release and is not in material breach of any of the provisions of the executive employment agreement.

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

In the event of a termination by the Company without Cause at any time within 90 days before, or 12 months after, a Change in Control (as defined in the executive employment agreement), or in the event of resignation for Good Reason within 12 months after a Change in Control, or if without Good Reason during the period commencing six months after a Change in Control and ending 12 months after a Change in Control, then the Company will pay any accrued salary, any unreimbursed business expenses, and a severance benefit. The severance benefit will be in a lump sum cash payment, equal to the annual salary plus the target bonus in the year of the termination, the sum of which will be multiplied by three. Mr. Hanson will also receive 100% of the Company’s paid health insurance coverage as provided immediately prior to the termination. The health insurance coverage will continue for two years following termination of employment, or until Mr. Hanson becomes covered under another employer’s group health insurance plan, whichever comes first. Also, Mr. Hanson will become fully vested in his options and restricted shares. Mr. Hanson’s executive employment agreement further provides for an additional severance benefit equal to the lesser of (a) one percent of the amount of equity from new sources not previously related to the Company or any of its subsidiaries, for which Mr. Hanson is the procuring cause in the Company’s fiscal year in which the date of termination occurs, which equity is actually received by the Company or any of its subsidiaries during such fiscal year, for real estate investments sourced by the Company or any of its subsidiaries, or (b) $250,000, if he is discharged by the Company without Cause, or he voluntarily resigns for Good Reason. The additional severance benefit to Mr. Hanson will be in lieu of the $250,000 special bonus to Mr. Hanson in respect of the fiscal year in which his termination of employment occurs.

These severance benefits upon a Change in Control will be paid 60 days after the date of termination, provided the execution and delivery to the Company of a general release and Mr. Hanson is not in material breach of any of the provisions of his executive employment agreement. Any payment and benefits discussed in this paragraph regarding a termination associated with a Change in Control will be in lieu of any payments and benefits that would otherwise be awarded in an executive’s termination.

If payments or other amounts become due to Mr. Hanson under his employment agreement or otherwise, and the excise tax imposed by Section 4999 of the Code applies to such payments, the Company is required to pay a gross up payment in the amount of this excise tax plus the amount of income, excise and other taxes due as a result of the gross up payment. All determinations required to be made and the assumptions to be utilized in arriving at such determinations, with certain exceptions, will be made by the Company’s independent certified public accountants serving immediately prior to the Change in Control.

Potential Payments upon Termination or Change in Control
Jeffrey T. Hanson

				Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	$—	$—	$—	$1,375,000	$—	$1,375,000	$3,625,000	$—	$—
Bonus Incentive Compensation	—	—	—	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	$321,722	—	$321,722	$321,722	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	$26,358	—	$26,358	$26,358	—	—
Tax Gross-Up	—	—	—	—	—	—	—	—	—

Total Value	$—	$—	$—	$1,723,080	$—	$1,723,080	$3,973,080	$—	$—

Jacob Van Berkel

Mr. Van Berkel was promoted to Chief Operating Officer and Executive Vice President on March 1, 2008 which provides for an annual base salary of $400,000 per annum. Mr. Van Berkel is eligible to receive an annual discretionary bonus of up to 100% of his base salary. Effective December 23, 2008, Mr. Van Berkel and the Company entered into a change of control agreement pursuant to which in the event that Mr. Van Berkel is terminated without Cause or resigns for Good Reason upon a Change of Control (as defined in the change of control agreement) or within six months thereafter or is terminated without Cause or resigns for Good Reason within three months prior to a Change of Control, in contemplation thereof, Mr. Van Berkel is entitled to receive two times his base salary payable in accordance with the Company’s customary payroll practices, over a twelve month period (subject to the provisions of Section 409A of the Code) plus an amount equal to one time his target annual cash bonus payable in cash on the next immediately following date when similar annual cash bonus compensation is paid to other executive officers of the Company (but in no event later than March 15th of the calendar year following the calendar year to which such bonus payment relates). In addition, upon a Change of Control, all then unvested restricted shares automatically vest. The Company’s payment of any amounts to Mr. Van Berkel upon his termination upon a Change of Control is contingent upon his executing the Company’s then standard form of release.

Potential Payments upon Termination or Change of Control
Jacob Van Berkel

Involuntary
				Not for	Involuntary	Resignation
Executive Payments	Voluntary	Early	Normal	Cause	for Cause	for Good	Change in
Upon Termination	Termination	Retirement	Retirement	Termination	Termination	Reason	Control	Death	Disability

Severance Payments	$—	$—	$—	$—	$—	$—	$1,200,000	$—	$—
Bonus Incentive Compensation	—	—	—	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—	—	—	—
Stock Options (unvested and accelerated)(1)	—	—	—	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	—	—	—	$423,749	—	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—	—	—	—
Benefit Continuation	—	—	—	—	—	—	—	—	—
Tax Gross-Up	—	—	—	—	—	—	—	—	—

Total Value	$—	$—	$—	$—	$—	$—	$1,623,749	$—	$—

Compensation of Directors

Pursuant to the FPL Associates Compensation report obtained by the Board of Directors in contemplation of the Merger, directors’ compensation was further reviewed and revised in December 2007.

Only individuals who serve as directors and are otherwise unaffiliated with the Company (“Outside Directors”) receive compensation for serving on the Board and on its committees. Outside Directors are compensated for serving on the Board with a combination of cash and equity based compensation which includes annual grants of restricted stock, an annual retainer fee, meeting fees and chairperson fees. Directors are also reimbursed for out-of-pocket travel and lodging expenses incurred in attending Board and committee meetings.

Pursuant to the FPL Associates Compensation report, Board compensation was adjusted in December 2007 as follows: (i) an annual retainer fee of $50,000 per annum; (ii) a fee of $1,500 for each regular meeting of the Board of Directors attended in person or telephonically; (iii) a fee of $1,500 for each meeting of a standing committee of the Board of Directors attended in person or telephonically; and (iv) $60,000 worth of restricted shares of common stock issued at the then current market price of the common stock, to vest ratably in equal annual installments over three years, except in the event of a change in control, in which event vesting is accelerated. On March 12, 2008, the Compensation Committee, in consultation with Christenson Advisors, LLC, revised the compensation arrangements for the non-executive Chairman of the Board to provide for an annual retainer fee of $80,000 in cash, $140,000 worth of restricted shares of the Company’s common stock per annum to vest pro-rata over three years, and an annual allowance of $25,000. Outside Directors are also required to commit to an equity position in the Company over five years in the amount equal to $250,000 worth of common stock which may include annual restricted stock grants to the directors.

Effective March 12, 2008, Mr. Carpenter received an initial grant of 11,958 shares of restricted stock which is based upon the closing price of the Company’s common stock on March 12, 2008, which was $6.69.

Effective July 10, 2008, Mr. Murphy received an initial grant of 19,480 shares of restricted stock which is based upon the closing price of the Company’s common stock on July 10, 2008, which was $3.08.

Effective December 10, 2008, each of the Company’s Outside Directors, Glenn L. Carpenter, Harold H Greene, C. Michael Kojaian, Robert J. McLaughlin, Devin I. Murphy, D. Fleet Wallace, and Rodger D. Young received 20,000 shares of common stock which is based upon the closing price of the Company’s common stock on December 10, 2008, which was $1.30. Those shares represent the Company’s annual grant to its Outside Directors which, pursuant to the Company’s 2006 Omnibus Equity Plan, is set at $60,000 worth of restricted shares of the Company’s common stock based upon the closing price of such common stock on the date of the grant. However, in light of recent market conditions, the Company decided to limit such amount of grant in 2008 to 20,000 restricted shares of the Company’s common stock. Gary H. Hunt did not receive an annual restricted stock grant as he is currently serving as the Company’s Interim Chief Executive Officer and is not considered an Outside Director.

Director Compensation Table

	Fees Earned
	or Paid in	Stock
Director	Cash(1)	Awards(2)(3)	Total

Glenn L. Carpenter	$117,000	$82,915	$199,915
Harold H. Greene	$117,500	$61,751	$179,251
Gary H. Hunt	$73,250	$61,751	$135,001
C. Michael Kojaian	$108,500	$20,040	$128,540
Robert J. McLaughlin	$134,000	$20,040	$154,040
Devin I. Murphy	$60,110	$9,666	$69,776
Scott D. Peters(4)	$0	$0	$0
Anthony W. Thompson(5)	$0	$0	$0
D. Fleet Wallace	$128,500	$61,751	$190,251
Rodger D. Young	$132,000	$20,040	$152,040

(1)	Represents annual retainers plus all meeting and committee attendance fees earned by non-employee directors in 2008.

(2)	The amounts shown are the compensation costs recognized by the Company in 2008 in accordance with SFAS No. 123R. Mr. Carpenter received a grant of 11,958 shares of restricted stock on March 12, 2008, which also vest in three equal installments on each of the next three annual anniversary dates of the grant. The grant date fair value of the 11,958 shares of restricted stock was $80,000 based on a value of $6.69 per share on the date of the grant. Mr. Murphy received a grant of 19,480 shares of restricted stock on July 10, 2008, which also vest in three equal installments on each of the next three annual anniversary dates of the grant. The grant date fair value of the 19,480 shares of restricted stock was $60,000 based on a value of $3.08 per share on the date of the grant. Each of the Outside Directors received a grant of 20,000 shares on December 10, 2008 which vest in three equal increments on each of the next three annual anniversary dates of the grant. The grant date fair value of the 20,000 shares of restricted stock was $26,000 based on a value of $1.30 per share on the date of grant. Those shares represent the Company’s annual grant to its Outside Directors which, pursuant to the Company’s 2006 Omnibus Equity Plan, is set at $60,000 worth of restricted shares of the Company’s common stock based upon the closing price of such common stock on the date of the grant. However, in light of recent market conditions, the Company decided to limit such amount of grant in 2008 to 20,000 restricted shares of the Company’s common stock.

(3)	The following table shows the aggregate number of unvested stock awards and option awards granted to non-employee directors and outstanding as of December 31, 2008:

			Stock Awards
	Options Outstanding		Outstanding at
Director	at Fiscal Year End		Fiscal Year End

Glenn L. Carpenter	0		45,288
Harold H. Greene	0		33,330
Gary H. Hunt	0		13,330
C. Michael Kojaian	0		25,997
Robert J. McLaughlin	0	(i)	25,997
Devin I. Murphy	0		39,480
Scott D. Peters(4)	0		0
Anthony W. Thompson(5)	0		0
D. Fleet Wallace	0		33,330
Rodger D. Young	10,000		25,997

(i)	Mr. McLaughlin exercised his option to purchase 10,000 shares of common stock of the Company on March 18, 2008, at $2.99 per share.

(4)	Mr. Peters resigned as Chief Executive Officer and President of the Company effective July 10, 2008.

(5)	Mr. Thompson resigned from the Board of Directors of the Company effective February 8, 2008

Stock Ownership Policy for Outside Directors

Under the current stock ownership policy, Outside Directors are required to accumulate an equity position in the Company over five years in an amount equal to $250,000 worth of common stock (the previous policy required an accumulation of $200,000 worth of common stock over a five year period). Shares of common stock acquired by Outside Directors pursuant to the restricted stock grants can be applied toward this equity accumulation requirement.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the year ended December 31, 2008 were D. Fleet Wallace, Chair, Glenn L. Carpenter, Gary H. Hunt, C. Michael Kojaian, Robert J. McLaughlin, and Rodger D. Young. In February, 2008 when Mr. Carpenter became Chairman of the Board, replacing Anthony W. Thompson, he resigned from the Compensation Committee. In July 2008, when Scott Peters resigned as Chief Executive Officer and President of the Company, Mr. Hunt assumed the position as Interim Chief Executive Officer, subsequently resigned from the Compensation Committee as Chairman and was replaced by D. Fleet Wallace as the new Chairman. In addition, Mr. Kojaian also became a member of the Company’s Compensation Committee. On February 9, 2009, Glenn L. Carpenter was appointed to serve as a member of the Company’s Compensation Committee and Mr. C. Michael Kojaian resigned as a member of the Compensation Committee.

Except for Gary H. Hunt, the current Interim Chief Executive Officer and a former member of the Compensation Committee, none of the current or former members of the Compensation Committee is or was a current or former officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K of the SEC’s Rules and Regulations. During the year ended December 31, 2008, none of the executive officers of the Company served as a member of the board of directors or compensation committee of any other company that had one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Compensation Committee Report

The forgoing Compensation Committee Report is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis presented in this Annual Report. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee

D. Fleet Wallace, Chair
Glenn L. Carpenter
Robert J. McLaughlin
Rodger D. Young

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

This information is included in Part II, Item 5, of this Annual Report.

Stock Ownership Table

The following table shows the share ownership as of May 15, 2009 by persons known by the Company to be beneficial holders of more than 5% of the Company’s outstanding capital stock, directors, named executive officers, and all current directors and executive officers as a group. Unless otherwise noted, the stock listed is common stock, and the persons listed have sole voting and disposition powers over the shares held in their names, subject to community property laws if applicable.

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner(1)	Beneficial Ownership		Class(2)

Persons affiliated with Kojaian Holdings LLC(3)	3,616,326		5.5%
Persons affiliated with Kojaian Ventures, L.L.C.(4)	11,700,000		17.9%
Anthony W. Thompson(5)	7,723,043		11.8%
Sharon Thompson(6)	5,209,103		8.0%
Wellington Management Company, LLP(7)	8,863,296		13.6%
Executive Officers and Directors
Glenn L. Carpenter	78,354	(8)(9)(10)(11)	*
Harold H. Greene	48,796	(9)(10)(11)	*
Gary H. Hunt	28,796	(9)(10)	*
C. Michael Kojaian	15,345,322	(10)(11)(12)	23.5%
Robert J. McLaughlin	157,801	(10)(11)(13)	*
Devin I. Murphy	59,481	(11)(14)	*
D. Fleet Wallace	48,796	(9)(10)(11)	*
Rodger D. Young	71,241	(10)(11)(15)	*
Andrea R. Biller	337,810	(16)	*
Jeffrey T. Hanson	578,990	(17)	*
Richard W. Pehlke	218,166	(18)	*
Scott D. Peters	536,083	(19)	*
Jacob Van Berkel	217,600	(20)	*

All Current Directors and Executive Officers as a Group (12 persons)	17,191,153	(21)	26.3%

* Less than one percent.

(1)	Unless otherwise indicated, the address for each of the individuals listed below is c/o Grubb & Ellis Company, 1551 Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	The percentage of shares of capital stock shown for each person in this column and in this footnote assumes that such person, and no one else, has exercised any outstanding warrants, options or convertible securities held by him or her exercisable on May 15, 2009 or within sixty days thereafter.

(3)	Kojaian Holdings LLC is affiliated with both C. Michael Kojaian, a director of the Company, and Kojaian Ventures, L.L.C. (See footnote 12 below). The address for Kojaian Holdings LLC is 39400 Woodward Avenue, Suite 250, Bloomfield Hills, Michigan 48304.

(4)	Kojaian Ventures, L.L.C. is affiliated with both C. Michael Kojaian, a director of the Company and Kojaian Holdings LLC (see footnote 12 below). The address of Kojaian Ventures, L.L.C. is 39400 Woodward Ave., Suite 250, Bloomfield Hills, Michigan 48304.

(5)	Pursuant to a Form 4 filed with the SEC by Anthony Thompson on May 18, 2009, Mr. Thompson is deemed to be the beneficial owner of 7,723,043 shares of common stock. According to such Form 4, of these shares, 5,209,103 shares are held in a brokerage account by Mr. and Mrs. Thompson as joint tenants with right of survivorship and, accordingly, Mr. and Mrs. Thompson share voting and dispositive power with respect to such shares. Mr. Thompson’s address is c/o Thompson Family Office, 1901 Main St., Suite 108, Irvine, California 92614.

(6)	Pursuant to a Form 4 filed by Anthony Thompson on May 18, 2009, Sharon Thompson may be deemed to be the beneficial owner of 5,209,103 shares of common stock. According to such Form 4, these shares are held in a brokerage account by Mr. and Mrs. Thompson as joint tenants with a right of survivorship and, accordingly, Mr. and Mrs. Thompson share voting and dispositive power with respect to such shares. Mrs. Thompson’s address is c/o Thompson Family Office, 1901 Main St., Suite 108, Irvine, California 92614.

(7)	Wellington Management Company, LLP (“Wellington”), in its capacity as investment advisor, may be deemed to beneficially own 8,863,296 shares of the Company which are held of record by clients of Wellington. Wellington’s address is 75 State Street, Boston, Massachusetts 02109.

(8)	Beneficially owned shares include 3,986 restricted shares of common stock that vested on March 12, 2009. Beneficially owned shares include 3,986 restricted shares of common stock which vest on March 12, 2010 and 3,986 restricted shares of common stock which vest on March 12, 2011, such 7,972 shares granted pursuant to the Company’s 2006 Omnibus Equity Plan.

(9)	Beneficially owned shares include 3,667 restricted shares of common stock which vest on June 27, 2009 and 3,666 restricted shares of common stock which vest on June 27, 2010.

(10)	Beneficially owned shares include 2,999 restricted shares of common stock that vest on the first business day following December 10, 2009 and 2,998 restricted shares of common stock that vest on the first business day following December 10, 2010, such 5,998 shares granted pursuant to the Company’s 2006 Omnibus Equity Plan.

(11)	Beneficially owned shares include 20,000 restricted shares of common stock which vest in equal 33 1/3 portions on each of the first, second, and third anniversaries of December 10, 2008, such 20,000 shares granted pursuant to the Company’s 2006 Omnibus Equity Plan.

(12)	Beneficially owned shares include shares directly held by Kojaian Holdings LLC and Kojaian Ventures, L.L.C. C. Michael Kojaian, a director of the Company, is affiliated with Kojaian Ventures, L.L.C. and Kojaian Holdings LLC. Pursuant to rules established by the SEC, the foregoing parties may be deemed to be a “group,” as defined in Section 13(d) of the Exchange Act, and C. Michael Kojaian is deemed to have beneficial ownership of the shares directly held by Kojaian Ventures, L.L.C. and the shares directly held by Kojaian Holdings LLC.

(13)	Beneficially owned shares include 92,241 shares of common stock held directly by Robert J. McLaughlin and 65,560 shares of common stock held directly by: (i) Katherine McLaughlin’s IRA (Mr. McLaughlin wife’s IRA of which Mr. McLaughlin disclaims beneficial ownership; (ii) Robert J. and Katherine McLaughlin Trust; and (iii) Louise H. McLaughlin Trust.

(14)	Beneficially owned shares include 19,480 restricted shares of common stock which vest in equal 33 1/3 portions on each first business day following July 10, 2009, 2010 and 2011 granted pursuant to the Company’s 2006 Omnibus Equity Plan.

(15)	Beneficially owned shares include 10,000 shares of common stock issuable upon exercise of fully vested outstanding options.

(16)	Beneficially owned shares include 35,200 restricted shares of common stock issuable upon exercise of fully vested outstanding options. Beneficially owned shares include 8,800 restricted shares of common stock that vest on June 27, 2009 and 8,800 shares of restricted stock that vest on June 27, 2010.

(17)	Beneficially owned shares include 22,000 shares of common stock issuable upon exercise of fully vested options. Beneficially owned shares include 5,866 restricted shares of common stock that vest on June 27, 2009 and 5,867 restricted shares of common stock that vest on June 27, 2010.

(18)	Beneficially owned shares include 16,666 shares of common stock issuable upon exercise of fully vested outstanding options. Beneficially owned shares include 8,334 shares of Company common stock issuable upon exercise of outstanding options which do not vest until February 15, 2010. Beneficially owned shares include 25,000 restricted shares of common stock that vest on the first business day after January 24, 2010 and 25,000 restricted shares of common stock that vest on the first business day after January 24, 2011, all of these 50,000 shares are subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Pehlke dated January 24, 2008. In addition, beneficially owned shares include 119,000 restricted shares of common stock awarded to Mr. Pehlke pursuant to the Company’s 2006 Omnibus Equity Plan which will vest in equal thirty-three and one-third percent (33 1/3%) installments on each first business day after the first, second and third anniversaries of the grant date (December 3, 2008) and are subject to acceleration under certain conditions.

(19)	Scott D. Peters resigned his position with the Company in July 2008. Mr. Peters, upon resignation, forfeited 308,000 shares of unvested restricted stock. Beneficially owned shares include 29,333 shares of common stock issuable upon exercise of fully vested outstanding options.

(20)	Beneficially owned shares include 120,000 restricted shares of common stock awarded to Mr. Van Berkel pursuant to the Company’s 2006 Omnibus Equity Plan which will vest in equal thirty-three and one-third (33 1/3%) installments on each first business day after the first, second and third anniversaries of the grant date (December 3, 2008) and are subject to acceleration under certain conditions. Beneficially owned shares also include 26,667 restricted shares of common stock which vest on the first business day following January 24, 2010 and 26,666 restricted shares of common stock which vest on the first business day following January 24, 2011. Furthermore beneficially owned shares include 5,867 shares of restricted common stock which vest on the first business day after December 4, 2009 and 5,866 shares of restricted common stock which vest on the first business day after December 4, 2010.

(21)	Beneficially owned shares include the following shares of common stock issuable upon exercise of outstanding options which are exercisable on May 15, 2009 or within sixty days thereafter under the Company’s various stock option plans: Mr. Young — 10,000 shares, Ms. Biller — 35,200 shares, Mr. Hanson — 22,000 shares, Mr. Pehlke — 16,666 shares, and all current directors and executive officers as a group 83,866 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Related Party Transactions

The following are descriptions of certain transactions since the beginning of 2008 in which the Company is a participant and in which any of the Company’s directors, executive officers, principal stockholders or any immediate family member of any director, executive officer or principal stockholder has or may have a direct or indirect material interest.

Grubb & Ellis Realty Advisors, Inc.

Until its dissolution in 2008, the Company owned approximately 19% of the issued and outstanding common stock of Grubb & Ellis Realty Advisors, Inc. (“GERA”), a special purpose acquisition company organized by the Company to acquire one or more United States commercial real estate properties and/or assets. C. Michael Kojaian, a director of the Company, and Kojaian Ventures, LLC, an entity with which Mr. Kojaian is affiliated and in which Mr. Kojaian has a substantial economic interest, collectively owned approximately 6.4% of the outstanding common stock of GERA. Mr. Kojaian was also the Chairman of the Board and Chief Executive Officer of GERA until its dissolution in April 2008. Mark Rose, the former Chief Executive Officer of the Company, was also a director and Chief Executive Officer of GERA and Richard W. Pehlke, the Chief Financial Officer of the Company, was also the Chief Financial Officer of GERA until its dissolution in April 2008.

As a result of GERA failing to obtain the requisite consents of its stockholders, GERA was unable to effect a business combination within the proscribed deadline of March 3, 2008 in accordance with its charter. Consequently, in April 2008 the stockholders of GERA approved the dissolution and liquidation of GERA.

In the first quarter of 2008 the Company wrote-off its investment in GERA of approximately $5.8 million, including its stock and warrant purchases, operating advances and third party costs. The Company also paid third-party legal, accounting, printing and other costs (other than monies paid to stockholders of GERA on liquidation) associated with the dissolution and liquidation of GERA. In addition, the various exclusive service agreements that the Company had previously entered into with GERA for transaction services, property and facilities management, and project management, are no longer of any force or effect.

Other Related Party Transactions

A director of the Company, C. Michael Kojaian, is affiliated with and has a substantial economic interest in Kojaian Management Corporation and its various affiliated portfolio companies (collectively, “KMC”). KMC is engaged in the business of investing in and managing real property both for its own account and for third parties. During the 2008 calendar year, KMC paid the Company and its subsidiaries the following approximate amounts in connection with real estate services rendered: $9,345,000 for management services, which include reimbursed salaries, wages and benefits of $4,028,000; $832,000 in real estate sale and leasing commissions; and $90,000 for other real estate and business services. The Company also paid KMC approximately $2,970,000, which reflected fees paid by KMC’s asset management clients for asset management services performed by KMC, but for which the Company billed the clients.

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

As of August 28, 2006, the Company entered into a written agreement with 1up Design Studios, Inc. (“1up”), of which Ryan Osbrink, the son of Robert H. Osbrink, the Company’s former Executive Vice

President and President, Transaction Services (Mr. Osbrink left the Company in June 2008), is a principal shareholder, to procure graphic design and consulting services on assignments provided by brokerage professionals and/or employees of the Company. The term of the agreement was for a period beginning September 1, 2006 ending on August 31, 2007 and was terminable by either party upon 60 days prior notice. The Agreement provided that the Company would pay 1up a monthly retainer of $25,000, from which 1up would deduct the cost of its design services. The pricing for 1up’s design services was fixed pursuant to a price schedule attached as an exhibit to the agreement. In addition, at the inception of the agreement, the Company sold certain computer hardware and software to 1up for a price of $6,500 which was the approximate net book value of such items. The written agreement with 1up was terminated effective as of March 1, 2007 at the request of the Audit Committee which believed that, although the agreement did not violate the Company’s related party transaction policy, termination of the agreement was appropriate in order to avoid any appearance of impropriety that might result from the agreement to pay 1up a fixed monthly retainer. While the Company is no longer obligated to pay the monthly retainer to 1up, the Company has continued to use 1up to provide design and consulting services on an ad hoc basis. During the 2008 fiscal year, 1up was paid approximately $168,000 in fees for its services. The Company believes that amounts paid to 1up for services are comparable to the amounts that the Company would have paid to unaffiliated, third parties.

GERI owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC. Each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of December 31, 2008, Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. As of December 31, 2007, each of Scott D. Peters, the Company’s former Chief Executive Officer and President, and Andrea R. Biller owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Apartment Management LLC tendered settlement for the purchase of the 18.0% equity interest in Grubb & Ellis Apartment Management LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Apartment Management, LLC increased from 64.0% to 82.0% after giving effect to this purchase from Mr. Peters. As of December 31, 2008 and December 31, 2007, Stanley J. Olander, Jr., the Company’s Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of December 31, 2008, each of Ms. Biller and Mr. Hanson, the Company’s Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC. As of December 31, 2007, each of Mr. Peters, Ms. Biller and Mr. Hanson owned an equity interest of 18.0% in Grubb & Ellis Healthcare Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Healthcare Management, LLC tendered settlement for the purchase of 18.0% equity interest in Grubb & Ellis Healthcare Management, LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Healthcare Management, LLC increased from 46.0% to 64.0% after giving effect to this purchase from Mr. Peters.

Anthony W. Thompson, former Chairman of the Company and NNN, as a special member, was entitled to receive up to $175,000 annually in compensation from each of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC. Effective February 8, 2008, upon his resignation as Chairman, he was no longer a special member. As part of his resignation, the Company has agreed to continue to pay him up to an aggregate of $569,000 through the initial offering periods related to Apartment REIT, Inc. and Healthcare REIT, Inc., of which $263,000 remains outstanding as of as of December 31, 2008.

In connection with his resignation on July 10, 2008, Mr. Peters is no longer a member of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC.

The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes distributions of $88,000, $175,000 and $22,000, respectively, earned by Mr. Thompson, $85,000, $159,000 and $50,000, respectively, earned by Mr. Peters and $122,000, $159,000 and $50,000, respectively, earned by Ms. Biller for the years ended December 31, 2008, 2007 and 2006, respectively. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions of $175,000 and $175,000, respectively, earned by Mr. Thompson, $387,000 and $414,000, respectively, earned by Mr. Peters and $548,000 and $414,000, respectively, earned by each of Ms. Biller and Mr. Hanson for the years ended December 31, 2008 and 2007, respectively. No distributions were paid in 2006.

As of December 31, 2008 and December 31, 2007, the remaining 82.0% and 64.0%, respectively, equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 64.0% and 46.0%, respectively, equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis. Grubb & Ellis Apartment Management, LLC incurred expenses of $338,000, $492,000 and $182,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and Grubb & Ellis Healthcare Management, LLC incurred expenses of $1,385,000, $882,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively, to Company employees, which was included in compensation expense in the consolidated statement of operations.

Mr. Thompson and Mr. Rogers have agreed to transfer up to 15.0% of the common stock of Realty they own to Mr. Hanson, assuming he remains employed by the Company in equal increments on July 29, 2007, 2008 and 2009. The transfers will be settled with 743,160 shares of the Company’s common stock (557,370 from Mr. Thompson and 185,790 from Mr. Rogers). Because Mr. Thompson and Mr. Rogers were affiliates of NNN at the time of such transfers, NNN and the Company recognized a compensation charge. Mr. Hanson is not entitled to any reimbursement for his tax liability or any gross-up payment.

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

Mr. Thompson has routinely provided personal guarantees to various lending institutions that provided financing for the acquisition of many properties by the Company’s programs. These guarantees cover certain covenant payments, environmental and hazardous substance indemnification and indemnification for any liability arising from the SEC investigation of Triple Net Properties. In connection with the formation transactions, the Company indemnified Mr. Thompson for amounts he may be required to pay under all of these guarantees to which Triple Net Properties, Realty or NNN Capital Corp. is an obligor to the extent such indemnification would not require the Company to book additional liabilities on the Company’s balance sheet.

In September 2007, NNN acquired Cunningham Lending Group LLC (“Cunningham”), a company that was wholly-owned by Mr. Thompson, for $255,000 in cash. Prior to the acquisition, Cunningham made unsecured loans to some of the properties under management by GERI. The loans, which bear interest at rates ranging from 8.0% to 12.0% per annum are reflected in advances to related parties on the Company’s balance sheet and are serviced by the cash flows from the programs. In accordance with FIN No. 46(R), the Company consolidated Cunningham in its financial statements beginning in 2005.

As of December 31, 2007, advances to a program 30.0% owned and managed by Anthony W. Thompson, the Company’s former Chairman, who subsequently resigned in February 2008 but remains a substantial stockholder of the Company, totaled $1.0 million including accrued interest. These amounts were repaid in full during the year ended December 31, 2008 and as of December 31, 2008 there were no outstanding advances related to this program. However, as of December 31, 2008, accounts receivable totaling $310,000 is due from this program. On November 4, 2008, the Company made a formal written demand to Mr. Thompson for these monies.

As of December 31, 2008, advances to a program 40.0% owned and, as of April 1, 2008, managed by Mr. Thompson totaled $983,000, which includes $61,000 in accrued interest. As of December 31, 2008, the total outstanding balance of $983,000 was past due. The total past due amount of $983,000 has been reserved for and is included in the allowance for uncollectible advances. On November 4, 2008 and April 3, 2009, the Company made a formal written demand to Mr. Thompson for these monies.

NNN was organized in September 2006 to acquire each of Triple Net Properties, Realty, and NNN Capital Corp, to bring the businesses conducted by those companies under one corporate umbrella. On November 30, 2006, NNN completed a $160.0 million private placement of common stock to institutional investors and certain accredited investors with 16 million shares of its common stock sold in the offering at $10.00 per share. Net proceeds from the offering were $146.0 million. Triple Net Properties was the accounting acquirer of Realty and NNN Capital Corp.

Independence of Directors

The Board has determined that seven of its eight current directors, Messrs. Carpenter, Greene, Kojaian, McLaughlin, Murphy, Wallace and Young are independent.

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

Item 14.	Principal Accountant Fees and Services.

Ernst & Young LLP, independent public accountants, began serving as the Company’s auditors on December 10, 2007. Ernst & Young also served as the legacy Grubb & Ellis’ auditors from January 1, 2007 to December 7, 2007. Ernst & Young billed the Company and the legacy Grubb & Ellis the fees and costs set forth below for services rendered during the years ended December 31, 2008 and 2007, respectively.

	2008	2007

Audit Fees(1)
Audit and quarterly review fees of consolidated financial statements	$2,519,287	$1,024,450
SEC filings, including consents and comment letters	8,300	236,000

Total Audit Fees	2,527,587	1,260,450

Audit Related Fees(2)
Employee benefit plan audits	28,325	25,500
Accounting consultations	113,937	318,804
Due diligence services on pending merger	—	161,306
Property audits	108,407	—
SAS No. 70 attestation reports	115,000	85,000

Total Audit-Related Fees	365,669	590,610

Tax Fees(2)
Tax return preparation	250,000	69,500
Tax planning	290,487	—

Total Tax Fees	540,487	69,500

Total Fees	$3,433,743	$1,920,560

(1)	Includes fees and expenses related to the year-end audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Includes fees and expenses for services rendered from January through December of the year, notwithstanding when the fees and expenses were billed.

All audit and non-audit services have been pre-approved by the Audit Committee.

Deloitte & Touche LLP, independent public accountants, served as NNN’s auditors for the period from January 1, 2007 to December 7, 2007. Deloitte & Touche billed NNN the fees and costs set forth below for services rendered during the year ended December 31, 2007. Deloitte & Touche billed the Company $165,000 in connection with services performed related to the 2008 Form 10-K.

2007

Audit Fees(1)
Audit of consolidated financial statements	$881,297
Timely quarterly reviews	756,970
SEC filings, including comfort letters, consents and comment letters	—

Total Audit Fees	1,638,267

Audit Related Fees(2)
Audits in connection with acquisitions and other accounting consultations	373,996
Due diligence services on pending merger	19,798

Total Audit-Related Fees	393,794

Tax Fees(2)
Tax return preparation	61,850

Total Tax Fees	61,850

Total Fees	$2,093,911

(1)	Includes fees and expenses related to the year-end audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Includes fees and expenses for services rendered from January through December of the year, notwithstanding when the fees and expenses were billed.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)	The following Reports of Independent Registered Public Accounting Firm and Consolidated Financial Statements are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2008 and 2007 (as restated)

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 (as restated) and 2006 (as restated)

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 (as restated) and 2006 (as restated)

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 (as restated) and 2006 (as restated)

Notes to Consolidated Financial Statements

(b)	Consolidated Financial Statements Schedules

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

(c)	Exhibits required to be filed by Item 601 of Regulation S-K:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of May 22, 2007, among NNN Realty Advisors, Inc., B/C Corporate Holdings, Inc. and the Registrant, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

2.2	Merger Agreement, dated as of January 22, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009.

2.3	First Amendment to Merger Agreement, dated as of January 22, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009.

2.4	Second Amendment to Merger Agreement, dated as of May 19, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2009.

(3) Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.3	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.4	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.5	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002, incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

3.6	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.7	Preferred Stock Exchange Agreement, dated as of December 30, 2004, between the Registrant and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.8	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Grubb & Ellis Company as filed with the Delaware Secretary of State on December 7, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.10	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

3.11	Amendment to the Amended and Restated By-laws of the Registrant, effective as of December 7, 2007, incorporated herein by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.12	Amendment to the Amended and Restated By-laws of the Registrant, effective as of January 25, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 31, 2008.

3.13	Amendment to the Amended and Restated By-laws of the Registrant, effective as of October 26, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on October 29, 2008.

3.14	Amendment to the Amended and Restated By-laws of the Registrant, effective as of February 5, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009.

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Registration Rights Agreement, dated as of April 28, 2006, between the Registrant, Kojaian Ventures, LLC and Kojaian Holdings, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.

4.2†	Warrant Agreement, dated as of May 18, 2009, by and between the Registrant, Deutsche Bank Trust Company Americas, Fifth Third Bank, JPMorgan Chase, N.A. and KeyBank, National Association.

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10) Material Contracts

10.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.

10.2*	Employment Agreement entered into on March 8, 2005, between Mark E. Rose and the Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

10.3*	Employment Agreement, dated as of January 1, 2005, between Maureen A. Ehrenberg and the Registrant, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005.

10.4*	First Amendment to Employment Agreement entered into between Robert Osbrink and the Registrant, dated as of September 7, 2005, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed on September 28, 2005.

10.5*	Form of Restricted Stock Agreement between the Registrant and each of the Registrant’s Outside Directors, dated as of September 22, 2005, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2006 (File No. 333-133659).

10.6*	Employment Agreement entered into on April 1, 2006, between Frances P. Lewis and the Registrant, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10-K filed on September 28, 2006.

10.7*	Grubb & Ellis Company 2006 Omnibus Equity Plan effective as of November 9, 2006, incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on October 10, 2006.

10.8	Purchase and Sale Agreement between Abrams Office Center Ltd and GERA Property Acquisition LLC, a wholly-owned subsidiary of the Registrant, dated as of October 24, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.

10.9*	Second Amendment to Employment Agreement entered into between Robert H. Osbrink and the Registrant, dated as of November 15, 2006, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006.

10.10	Letter Agreement between Abrams Office Centre and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 8, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2006.

10.11	Second Amendment to the Purchase and Sale Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 15, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2006.

10.12	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.13	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.14	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 4, 2007, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.15	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 19, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2007.

10.16	Purchase and Sale Agreement between F/B 6400 Shafer Ct. (Rosemont), LLC and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

10.17*	Employment Agreement between Richard W. Pehlke and the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2007.

10.18*	Amendment No. 1 Employment Agreement between Richard W. Pehlke and the Registrant, dated as of December 23, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

10.19	Purchase and Sale Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007.

10.20	Letter Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated March 16, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007.

10.21	Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.22	Letter Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of April 30, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.23	Form of Voting Agreement between Registrant and certain stockholders or NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.24	Form of Voting Agreement between NNN Realty Advisors, Inc. and certain stockholders of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.25	Form of Escrow Agreement between NNN Realty Advisors, Inc., Wilmington Trust Company and the Registrant, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.26	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by and among GERA Abrams Centre LLC, Rebecca S. Conrad, as Trustee for the benefit of Wachovia Bank, National Association, dated as of June 15, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.27	Commercial Offer to purchase by and between Aurora Health Care, Inc. and Triple Net Properties, LLC, dated November 21, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.28	First Amendment to Offer to Purchase by and between Aurora Medical Group, Inc. and Triple Net Properties, LLC, dated November 29, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.29	Form of Lease among NNN Eastern Wisconsin Medical Portfolio, LLC and Aurora Medical Group, Inc., dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.30	Form of Subordination, Non-Disturbance and Attornment Agreement, between Aurora Medical Group, Inc. and PNC Bank, National Association dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.31	Form of Estoppel Certificate from Aurora Medical Group, Inc. to PNC Bank, National Association, dated as of December 21, 2007 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.32	Form of Guaranty executed by Aurora Health Care, Inc. in favor of NNN Eastern Wisconsin Medical Portfolio, LLC dated December 21, 2007, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.33	Promissory Note for $32,300,000 senior loan of NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.34	Promissory Note for $3,400,000 mezzanine loan by NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.35	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing by NNN Eastern Wisconsin Medical Portfolio, LLC in favor of PNC Bank, National

Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.36	Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of October 31, 2008, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2008.

10.37*	Employment Agreement between NNN Realty Advisors, Inc. and Scott D. Peters incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.38*	Employment Agreement between NNN Realty Advisors, Inc. and Andrea R. Biller incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.39*	Employment Agreement between NNN Realty Advisors, Inc. and Francene LaPoint incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.40	Employment Agreement between NNN Realty Advisors, Inc. and Jeffrey T. Hanson incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.41	Indemnification Agreement dated as of October 23, 2006 between Anthony W. Thompson and NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.42	Indemnification and Escrow Agreement by and among Escrow Agent, NNN Realty Advisors, Inc., Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson, together with Certificate as to Authorized Signatures incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.43*	Form of Indemnification Agreement executed by Andrea R. Biller, Glenn L. Carpenter, Howard H. Greene, Jeffrey T. Hanson, Gary H. Hunt, C. Michael Kojaian, Francene LaPoint, Robert J. McLaughlin, Devin I. Murphy, Robert H. Osbrink, Richard W. Pehlke, Scott D. Peters, Dylan Taylor, Jacob Van Berkel, D. Fleet Wallace and Rodger D. Young. incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.44*	Change of Control Agreement dated December 23, 2008 by and between Dylan Taylor and the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.45*	Change of Control Agreement dated December 23, 2008 by and between Jacob Van Berkel and the Company, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.46	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 8, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.47	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 12, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.48	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 14, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.49	Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 16, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.50	Fifth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 20, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.51	Sixth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 21, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2009.

10.52	Escrow Agreement, dated as of January 22, 2009, by and among Grubb & Ellis Company, Matrix Connecticut, LLC and First American Title Insurance Company, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on January 29, 2009.

10.53	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA 6400 Shafer LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.54	Open-end Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA Danbury LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.55	Letter Agreement by and among Wachovia Bank, National Association, GERA Abrams Centre LLC and GERA 6400 Shafer LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.56	Letter Agreement by and between Wachovia Bank, National Association and GERA Danbury, LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.57	Second Amended and Restated Credit Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.58	Second Amended and Restated Security Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.59	First Letter Amendment, dated as of August 4, 2008, by and among the Registrant, the guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent, the financial institutions identified therein as lender parties, Deutsche Bank Trust Company Americas, as syndication agent, and Deutsche Bank Securities Inc., as sole book running manager and sole lead arranger, incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on August 6, 2008.

10.60	Second Letter Amendment to the Registrant’s senior secured revolving credit facility executed on November 4, 2008, and dated as of September 30, 2008, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

10.61†	Third Amended and Restated Credit Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent.

10.62†	Third Amended and Restated Security Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein).

(14) Code of Ethics

14.1	Amendment to Code of Business Conduct and Ethics of the Registrant, incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2008.

(16) Change in Certifying Accountants

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated December 14, 2007, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2007.

(21)† Subsidiaries of the Registrant

(23)  Consent of Independent Registered Public Accounting Firm

23.1†	Consent of Ernst & Young LLP

23.2†	Consent of Deloitte & Touche LLP

(31.1)† Section 302 Certifications

(32)† Section 906 Certification

(99)	Additional Exhibits

99.1	Letter of termination from Grubb &Ellis Realty Advisors, Inc. to the Registrant dated as of February 28, 2008, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2008.

†	Filed herewith.

*	Management contract or compensatory plan arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

GRUBB & ELLIS COMPANY

December 31, 2008

	Balance at	Charged
	Beginning	to		Balance at
	of	Costs and		End
(In thousands)	Period	Expenses	Deductions(1)	of Period

Allowance for accounts receivable
Year Ended December 31, 2008	$1,376	$12,446	$(3,289)	$10,533
Year Ended December 31, 2007	$723	$709	$(56)	$1,376
Year Ended December 31, 2006	$153	$886	$(316)	$723
Allowance for advances and notes receivable
Year Ended December 31, 2008	$1,839	$1,331	$—	$3,170
Year Ended December 31, 2007	$1,400	$451	$(12)	$1,839
Year Ended December 31, 2006	$562	$811	$27	$1,400

(1)	Uncollectible accounts written off, net of recoveries

Schedule III — REAL ESTATE AND ACCUMULATED DEPRECIATION

GRUBB & ELLIS COMPANY

							Maximum
							Life on
							Which
							Depreciation
				Costs			in Latest
	Initial Costs to Company			Capitalized			Income	Gross Amount at Which Carried at December 31, 2008
			Buildings and	Subsequent to	Date	Date	Statement		Buildings and		Accumulated
(In thousands)	Encumbrance	Land	Improvements	Acquisition	Constructed	Acquired	is Computed	Land	Improvements	Total	Depreciation

Properties Held for Sale

Rocky Mountain Exchange (Office)	$411	$1,202	$2,559	$505	1984	6/8/2005	N/A	$396	$1,089	$1,485	366

Denver, CO 200 Galleria	84,000	7,440	64,591	571	1984	1/31/2007	N/A	5,527	50,276	55,803	4,550

Atlanta, GA The Avallon Complex	53,000	7,748	54,771	628	1986-2001	7/10/2007	N/A	4,765	34,650	39,415	1,968

Austin, TX Danbury Corporate Center	78,000	3,689	58,666	9,427	1981	12/7/2007	N/A	1,008	57,370	58,378	2,634

Danbury, CT Abrams Centre	20,540	3,012	14,650	1,268	1983	12/7/2007	N/A	2,025	11,968	13,993	1,234

Dallas, TX 6400 Shafer	21,961	3,222	16,313	777	1979	12/7/2007	N/A	1,105	8,621	9,726	640

Rosemont, IL

	$257,912	$26,313	$211,550	$13,176				$14,826	$163,974	$178,800	$11,392

(a)	The changes in real estate for the year ended December 31, 2008 are as follows:

(In thousands)
Balance at December 31, 2007	$335,957
Acquisitions	144,162
Additions	12,813
Real estate related impairments	(71,488)
Disposals and deconsolidations	(242,644)

Balance at December 31, 2008	$178,800

(b)	The changes in accumulated depreciation for the year ended December 31, 2007 are as follows:

(In thousands)
Balance at December 31, 2007	$3,781
Additions	7,760
Disposals and deconsolidations	(149)

Balance at December 31, 2008	$11,392

(b)	The changes in real estate for the year ended December 31, 2007 are as follows:

(In thousands)
Balance at December 31, 2006	$44,325
Acquisitions	671,985
Additions	266
Disposals and deconsolidations	(380,619)

Balance at December 31, 2007	$335,957

(b)	The changes in accumulated depreciation for the year ended December 31, 2007 are as follows:

(In thousands)
Balance at December 31, 2006	$230
Additions	3,845
Disposals and deconsolidations	(294)

Balance at December 31, 2007	$3,781

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company (Registrant)

/s/ Gary H. Hunt	May 27, 2009
Gary H. Hunt Interim Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary H. Hunt Gary H. Hunt	Interim Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2009

/s/ Richard W. Pehlke Richard W. Pehlke	Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2009

/s/ Glenn L. Carpenter Glenn L. Carpenter	Director	May 27, 2009

/s/ Harold H. Greene Harold H. Greene	Director	May 27, 2009

/s/ C. Michael Kojaian C. Michael Kojaian	Director	May 27, 2009

/s/ Robert J. McLaughlin Robert J. McLaughlin	Director	May 27, 2009

/s/ Devin I. Murphy Devin I. Murphy	Director	May 27, 2009

/s/ D. Fleet Wallace D. Fleet Wallace	Director	May 27, 2009

/s/ Rodger D. Young Rodger D. Young	Director	May 27, 2009