Form 10-Q/A
period 2008-03-31
GRUBB & ELLIS CO
filed 2009-05-28
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                     Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to reflect the restatement of the Registrant’s consolidated financial statements as of and for the three month periods ended March 31, 2008 and 2007. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements, including “Note 2 to the Consolidated Financial Statements,” for the impact of the restatement on each period presented.

This amendment to the Company’s Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2008 filed with the Securities and Exchange Commission on May 9, 2008 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see “Note 2 to the Consolidated Financial Statements” included in Part I, Item 1.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2008	December 31, 2007
	Restated

ASSETS
Current assets:
Cash and cash equivalents	$24,847	$49,328
Restricted cash	59,122	70,023
Investment in marketable securities	8,022	9,052
Current portion of accounts receivable from related parties — net	33,819	32,795
Current portion of advances to related parties — net	7,110	6,667
Notes receivable from related party — net	—	7,600
Service fees receivable — net	14,424	19,521
Current portion of professional service contracts — net	7,129	7,235
Real estate deposits and pre-acquisition costs	5,691	11,818
Properties held for sale — net	284,908	328,715
Identified intangible assets and other assets held for sale — net	55,242	76,845
Prepaid expenses and other assets	18,072	12,872
Deferred tax assets	8,285	7,991

Total current assets	526,671	640,462
Accounts receivable from related parties — net	10,039	10,360
Advances to related parties — net	4,121	3,751
Professional service contracts — net	12,261	13,088
Investments in unconsolidated entities	16,614	22,191
Properties held for investment — net	3,956	3,460
Property, equipment and leasehold improvements — net	16,243	16,728
Goodwill	171,552	169,317
Identified intangible assets — net	103,652	105,589
Other assets — net	3,182	3,596

Total assets	$868,291	$988,542

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,909	$102,004
Due to related parties	2,256	3,329
Current portion of notes payable and capital lease obligations	372	351
Notes payable of properties held for sale	272,972	348,520
Liabilities of properties held for sale — net	18,170	25,550
Other liabilities	11,607	12,360

Total current liabilities	366,286	492,114
Long-term liabilities:
Line of credit	38,000	8,000
Senior notes	16,277	16,277
Notes payable and capital lease obligations	713	850
Other long-term liabilities	6,897	7,434
Deferred tax liabilities	29,971	29,915

Total liabilities	458,144	554,590
Commitment and contingencies (Note 16)	—	—
Minority interest	16,154	29,896
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized as of March 31, 2008 and December 31, 2007; no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 65,364,965 and 64,824,777 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	654	648
Additional paid-in capital	396,422	393,665
(Accumulated deficit) retained earnings	(2,206)	10,792
Accumulated other comprehensive loss	(877)	(1,049)

Total stockholders’ equity	393,993	404,056

Total liabilities, minority interest and stockholders’ equity	$868,291	$988,542

See notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
	Restated	Restated

REVENUE
Transaction services	$59,148	$—
Investment management	25,374	30,348
Management services	61,756	—
Rental related	13,554	2,283

Total revenue	159,832	32,631

OPERATING EXPENSE
Compensation costs	122,173	13,591
General and administrative	21,706	9,264
Depreciation and amortization	3,219	514
Rental related	9,136	2,398
Interest	5,686	888
Merger related costs	2,869	—

Total operating expense	164,789	26,655

OPERATING (LOSS) INCOME	(4,957)	5,976

OTHER (EXPENSE) INCOME
Equity in (losses) earnings of unconsolidated entities	(5,505)	617
Interest income	305	543
Other	(520)	138

Total other (expense) income	(5,720)	1,298

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(10,677)	7,274
Minority interest in (income) loss of consolidated entities	(4)	37

(Loss) income from continuing operations before income tax benefit (provision)	(10,681)	7,311
Income tax benefit (provision)	4,434	(2,899)

(Loss) income from continuing operations	(6,247)	4,412

Discontinued operations
Loss from discontinued operations — net of taxes	(124)	(220)
Gain on disposal of discontinued operations — net of taxes	73	60

Total loss from discontinued operations	(51)	(160)

NET (LOSS) INCOME	$(6,298)	$4,252

Basic (loss) earnings per share
(Loss) income from continuing operations	$(0.10)	$0.12
Loss from discontinued operations	—	—

Net (loss) earnings per share	$(0.10)	$0.12

Diluted (loss) earnings per share
(Loss) income from continuing operations	$(0.10)	$0.12
Loss from discontinued operations	—	—

Net (loss) earnings per share	$(0.10)	$0.12

Basic weighted average shares outstanding	63,521	36,910

Diluted weighted average shares outstanding	63,521	36,949

Dividends declared per share	$0.1025	$0.0450

See notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March, 31,
	2008	2007
	Restated	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,298)	$4,252
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated entities	5,505	(617)
Depreciation and amortization	5,057	483
Stock-based compensation	2,531	1,443
Amortization/write-off of intangible contractual rights	423	807
Amortization of deferred financing costs	547	76
Deferred income taxes	(322)	(1,248)
Allowance for uncollectible accounts	343	248
Minority interest in (loss) income of consolidated entities	4	(37)
Other operating activities	(617)	(249)
Changes in operating assets and liabilities:
Accounts receivable from related parties	(2,365)	(12,522)
Prepaid expenses and other assets	2,072	(3,196)
Accounts payable and accrued expenses	(48,230)	1,900
Other liabilities	(4,078)	1,781

Net cash used in operating activities	(45,428)	(6,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of properties held for sale	(25,120)	(208,343)
Purchases of identified intangible assets and other assets held for sale	(2,368)	(39,175)
Real estate deposits and pre-acquisition costs	(1,612)	(5,821)
Proceeds from sale of properties held for sale	—	99,721
Proceeds from collection of real estate deposits and pre-acquisition costs	9,013	7,837
Purchases of property and equipment	(1,472)	(751)
Investment in marketable securities	—	(5,338)
Advances to related parties	(1,577)	(4,318)
Repayments of advances to related parties	951	8,230
Repayment of note receivable from related party	7,600	—
Investments in unconsolidated entities, net	5,941	2,364
Restricted cash	(468)	(13,132)
Other	(805)	—

Net cash used in investing activities	(9,917)	(158,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on lines of credit	30,000	—
Repayments of mortgage loans payable secured by properties held for sale	(16,001)	(93,990)
Proceeds from issuance of mortgage loans payable secured by properties held for sale	20,370	229,820
Proceeds from issuance of senior notes	—	6,015
Principal payments on notes payable and capital lease obligations	(32)	(4,430)
Repayments to related parties	(747)	(1,997)
Rate lock deposits	(1,469)	310
Deferred financing costs	(6)	(536)
Dividends paid to common stockholders	(1,733)	(3,813)
Contributions from minority interests	833	1,875
Distributions to minority interests	(544)	—
Other financing activities	193	(37)

Net cash provided by financing activities	30,864	133,217

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,481)	(32,388)
Cash and cash equivalents — Beginning of period	49,328	102,226

Cash and cash equivalents — End of period	$24,847	$69,838

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends accrued	$6,701	$1,906

See notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The restatement of the Company’s financial statements was based upon a review of the accounting treatment of certain transactions entered into by NNN Realty Advisors, Inc. (“NNN”) with respect to certain tenant in common investment programs (“TIC Programs”) sponsored by NNN prior to the Merger. The review of NNN’s accounting treatment was prompted by the Company being made aware of the existence of a letter agreement, wherein NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC Program (the “Exchange Letter”). In the course of its review, the Company became aware of additional letter agreements, some providing for a right of exchange similar to that contained in the Exchange Letter, another that provided the investor with certain repurchase rights under certain circumstances with respect to their investment and others in which NNN committed to provide certain investors in certain TIC Programs a specified rate of return. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million.

Upon review of the accounting treatment for these letter agreements as well as other TIC Programs and master lease arrangements, management concluded that NNN had not accounted for some of the letter agreements and that NNN had incorrectly recognized revenue as it related to these letter agreements as well as other TIC Programs and master lease arrangements under Statement of Financial Accounting Standards Statement No. 66, Accounting for Sales of Real Estate, and Statement of Position 92-1, Accounting for Real Estate Syndication Income, because the Company had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties. As a result of the recognition by the Company of the applicable fee revenue in the incorrect accounting period, the Company decreased revenues in the three months ended March 31, 2008 by approximately $718,000; and increased revenues in the three months ended March 31, 2007 by approximately $883,000, to correct these errors.

Management also concluded that because NNN had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties, certain entities involved in the TIC Programs were variable interest entities in which the Company was the primary beneficiary and therefore were required to be consolidated in accordance with FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB 51 (“FIN 46(R)”). As a result, the Company increased total assets by $10.5 million, total liabilities by $506,000 and minority interest by $10.0 million as of March 31, 2008 to correct this error.

Restatement adjustments pertaining to income taxes relate to the revenue recognition restatement adjustments described above.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

All applicable notes have been restated to reflect the above described adjustments.

	March 31, 2008
	As previously
(In thousands)	reported	Adjustments(1)	As Restated

ASSETS
Current assets:
Restricted cash	$16,676	$42,446	$59,122
Current portion of accounts receivable from related parties - net	29,370	4,449	33,819
Current portion of advances to related parties - net	8,702	(1,592)	7,110
Real estate deposits and pre-acquisition costs	9,363	(3,672)	5,691
Properties held for sale - net	295,784	(10,876)	284,908
Identified intangible assets and other assets held for sale - net	64,727	(9,485)	55,242
Prepaid expenses and other assets	21,143	(3,071)	18,072
Total current assets	508,472	18,199	526,671
Investments in unconsolidated entities	18,355	(1,741)	16,614
Properties held for investment - net	3,966	(10)	3,956
Property, equipment and leasehold improvements - net	16,233	10	16,243
Identified intangible assets – net	103,631	21	103,652
Other assets – net	3,190	(8)	3,182
Total assets	851,820	16,471	868,291
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	60,724	185	60,909
Due to related parties	2,206	50	2,256
Liabilities of properties held for sale – net	11,579	6,591	18,170
Other liabilities	3,590	8,017	11,607
Total current liabilities	351,443	14,843	366,286
Long-term liabilities:
Deferred tax liabilities	33,300	(3,329)	29,971
Total liabilities	446,630	11,514	458,144
Minority interest	6,179	9,975	16,154
Stockholders’ equity:
(Accumulated deficit) retained earnings	2,812	(5,018)	(2,206)
Total stockholders’ equity	399,011	(5,018)	393,993
Total liabilities, minority interest and stockholders’ equity	851,820	16,471	868,291

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	As Previously			As Previously
(In thousands)	Reported	Adjustments(1)	As Restated	Reported	Adjustments(1)	As Restated

REVENUE
Investment management	$26,092	$(718)	$25,374	$29,465	$883	$30,348
Rental related	13,628	(74)	13,554
Total revenue	160,624	(792)	159,832	31,748	883	32,631
OPERATING EXPENSE
Compensation costs	120,334	1,839	122,173
General and administrative	21,625	81	21,706
Depreciation and amortization	5,057	(1,838)	3,219
Rental related	9,139	(3)	9,136
Interest	5,742	(56)	5,686	536	352	888
Total operating expense	164,766	23	164,789	26,303	352	26,655
OPERATING (LOSS) INCOME	(4,142)	(815)	(4,957)	5,445	531	5,976
OTHER (EXPENSE) INCOME
Equity in (losses) earnings of unconsolidated entities	(6,014)	509	(5,505)	169	448	617
Interest income	237	68	305	541	2	543
Other	(546)	26	(520)
Total other (expense) income	(6,323)	603	(5,720)	848	450	1,298
(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(10,465)	(212)	(10,677)	6,293	981	7,274
Minority interest in loss (income) of consolidated entities	502	(506)	(4)	(7)	44	37
(Loss) income from continuing operations before income tax benefit (provision)	(9,963)	(718)	(10,681)	6,286	1,025	7,311
Income tax benefit (provision)	4,146	288	4,434	(2,489)	(410)	(2,899)
(Loss) income from continuing operations	(5,817)	(430)	(6,247)	3,797	615	4,412
NET (LOSS) INCOME	$(5,868)	$(430)	$(6,298)	$3,637	$615	$4,252
Basic (loss) earnings per share
(Loss) income from continuing operations	$(0.09)	$(0.01)	$(0.10)	$0.10	$0.02	$0.12
Loss from discontinued operations	$—	$—	$—	$—	$—	$—
Net (loss) earnings per share	$(0.09)	$(0.01)	$(0.10)	$0.10	$0.02	$0.12
Diluted (loss) earnings per share
(Loss) income from continuing operations	$(0.09)	$(0.01)	$(0.10)	$0.10	$0.02	$0.12
Loss from discontinued operations	$—	$—	$—	$—	$—	$—
Net (loss) earnings per share	$(0.09)	$(0.01)	$(0.10)	$0.10	$0.02	$0.12
Basic weighted average shares outstanding	63,521		63,521	36,910		36,910
Diluted weighted average shares outstanding	63,521		63,521	36,949		36,949

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	As Previously		As	As Previously		As
(In thousands)	Reported	Adjustments(1)	Restated	Reported	Adjustments(1)	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,868)	$(430)	$(6,298)	$3,637	$615	$4,252
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	6,014	(509)	5,505	(169)	(448)	(617)
Deferred income taxes	(34)	(288)	(322)	(1,658)	410	(1,248)
Minority interest	(502)	506	4	7	(44)	(37)
Other liabilities	(4,799)	721	(4,078)	2,314	(533)	1,781
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(212)	(256)	(468)
Net cash used in investing activities	(9,661)	(256)	(9,917)
NET DECREASE IN CASH	(24,225)	(256)	(24,481)
Cash and cash equivalents – Beginning of year	49,072	256	49,328

(1)	Amounts presented as “adjustments” include changes as a result of the restatement along with reclassifications to conform to current year presentation. The reclassification adjustments do not have an effect on net income (loss).

3.	MARKETABLE SECURITIES

The historical cost and estimated fair value of the available-for-sale marketable securities held by the Company are as follows:

	As of March 31, 2008				As of December 31, 2007
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Equity securities	$4,350	$—	$(1,461)	$2,889	$4,440	$—	$(1,355)	$3,085

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The following table reflects trading securities. The original cost, estimated market value and gross unrealized appreciation and depreciation of equity securities are presented in the tables below:

	As of March 31, 2008				As of December 31, 2007
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Equity securities	$5,439	$161	$(467)	$5,133	$7,250	$134	$(1,417)	$5,967

	For the Three Months Ended March 31, 2008
	Investment	Net Gain (Loss)
(In thousands)	Income	Realized	Unrealized	Total

Equity securities	$41	$(1,391)	$961	$(389)
Less investment expenses	(68)	—	—	(68)

	$(27)	$(1,391)	$961	$(457)

4.	RELATED PARTIES

Related party balances as of March 31, 2008 and December 31, 2007 are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

(In thousands)	March 31, 2008	December 31, 2007

Accrued property management fees	$20,462	$19,574
Accrued lease commissions	9,202	9,945
Accounts receivable from sponsored REITs	4,921	4,796
Accrued asset management fees	1,935	1,206
Accrued real estate acquisition fees	2,289	87
Other receivables	1,747	4,147
Other accrued fees	4,395	4,432

Total	44,951	44,187
Allowance for uncollectible receivables	(1,093)	(1,032)

Accounts receivable from related parties — net	43,858	43,155
Less portion classified as current	(33,819)	(32,795)

Non-current portion	$10,039	$10,360

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Advances to Related Parties

The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less, and generally bear interest at 6.0% to 12.0% per annum. The advances consisted of the following:

(In thousands)	March 31, 2008	December 31, 2007
	Restated

Advances to properties of related parties	$10,517	$9,823
Advances to related parties	2,836	2,434

Total	13,353	12,257
Allowance for uncollectible receivables	(2,122)	(1,839)

Advances to related parties — net	11,231	10,418
Less portion classified as current	(7,110)	(6,667)

Non-current portion	$4,121	$3,751

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

5.	INVESTMENTS IN UNCONSOLIDATED ENTITIES (Restated)

As of March 31, 2008 and December 31, 2007, the Company held investments in five joint ventures totaling $5.6 million and $5.9 million, respectively, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to FIN No. 46(R), the Company has consolidated nine limited liability companies (“LLCs”) with investments in unconsolidated entities totaling $21.7 million as of March 31, 2008 and 13 LLCs with investments in unconsolidated entities totaling $17.0 million as of December 31, 2007, respectively (of which $11.7 million and $5.9 million is included in properties held for sale including investments in unconsolidated entities on the consolidated balance sheet as of March 31, 2008 and December 31, 2007, respectively). In addition, the Company had an investment in Grubb & Ellis Realty Advisors, Inc. (“GERA”) of $4.1 million as of December 31, 2007. The remaining amounts within investments in unconsolidated entities are related to LLCs, which represent ownership interests of less than 1.0%.

The Company owned approximately 5.9 million shares of common stock of GERA, a special purpose acquisition company, or approximately 19% of the outstanding common stock of GERA. The Company also owned approximately 4.6 million GERA warrants which were exercisable into additional GERA common stock, subject to certain conditions. The Company recorded each of these investments at fair value on December 7, 2007, the date they were acquired, at a total investment of approximately $4.5 million. The market price of the warrants declined slightly to $0.16 per warrant as of December 31, 2007, resulting in an

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

unrealized loss on the investment totaling approximately $223,000 (net of taxes) for the year ended December 31, 2007. This unrealized loss was included in accumulated other comprehensive loss within stockholders’ equity as of December 31, 2007.

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

On February 28, 2008, at a special meeting of the stockholders of GERA held to vote on, among other things, a proposed transaction with the Company, GERA failed to obtain the requisite consents of its stockholders to approve the proposed business transaction and at a subsequent special meeting in April 2008, its stockholders approved the dissolution and plan of liquidation of GERA. The Company did not receive any funds or other assets as a result of GERA’s liquidation.

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

6.	PROPERTIES HELD FOR INVESTMENT

A summary of the balance sheet information for properties held for investment is as follows:

(In thousands)	Useful Life	March 31, 2008	December 31, 2007

Building and capital improvement	39 years	$3,057	$2,385
Tenant improvement	1-8 years	165	165
Accumulated depreciation		(466)	(290)

Total		2,756	2,260
Land		1,200	1,200

Properties held for investment — net		$3,956	$3,460

The Company recognized $61,000 and $42,000 of depreciation expense related to the properties held for investment during the three months ended March 31, 2008 and 2007, respectively.

7.	BUSINESS COMBINATIONS AND GOODWILL

Merger of Grubb & Ellis Company with NNN Realty Advisors, Inc.

On December 7, 2007, the Company effected a stock merger (the “Merger”) with NNN Realty Advisors, Inc. (“NNN”), a real estate asset management company and sponsor of tax deferred tenant in common (“TIC”) 1031 property exchanges as well as a sponsor of two non-traded REITs and other investment programs.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Unaudited Pro Forma
Results Three
Months Ended
(In thousands, except per share data)	March 31, 2007
Restated

Revenue	$151,143
Income from continuing operations	$898
Net income	$587
Basic earnings per share	$0.02
Weighted average shares outstanding for basic earnings per share	36,910
Diluted earnings per share	$0.02
Weighted average shares outstanding for diluted earnings per share	36,910

8.	PROPERTY ACQUISITIONS

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

(In thousands)	Useful Life	March 31, 2008	December 31, 2007

Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$20,538	$20,538
Accumulated amortization — contract rights		(3,944)	(3,521)

Contract rights, net		16,594	17,017

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,457	5,579
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	300	300
Other contract rights	5 to 7 years	1,418	1,418
Non-compete and employment agreements	3 to 4 years	97	597

		88,172	88,794
Accumulated amortization		(1,212)	(338)

Other identified intangible assets, net		86,960	88,456

Identified intangible assets — properties
In place leases and tenant relationships	35 to 95 months	271	271
Above market leases	35 months	107	107

		378	378
Accumulated amortization — properties		(280)	(262)

Identified intangible assets, net — properties		98	116

Total identified intangible assets, net		$103,652	$105,589

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

Amortization expense recorded for the other identified intangible assets was $874,000 and $0 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statements of operations.

Amortization expense recorded for the in-place leases and tenant relationships was $12,000 and $14,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statements of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense recorded for the above-market leases was $6,000 and $8,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization expense was charged as a reduction to rental related revenue in the accompanying consolidated statements of operations.

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

(In thousands)	March 31, 2008	December 31, 2007
	Restated

Accrued liabilities	$18,286	$14,990
Salaries and related costs	13,189	16,028
Accounts payable	8,771	10,961
Broker commissions	6,924	26,597
Dividends	—	1,733
Severance	4,385	4,965
Bonuses	2,483	14,934
Property management fees and commissions due to third parties	2,771	4,909
Interest Payable	694	1,431
Other	3,406	5,456

Total	$60,909	$102,004

11.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following:

(In thousands)	March 31, 2008	December 31, 2007

Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest are due quarterly	$380	$411
Capital leases obligations	705	790

Total	1,085	1,201
Less portion classified as current	(372)	(351)

Non-current portion	$713	$850

Grubb & Ellis Realty Investors, LLC (“GERI”) historically had entered into several interest rate lock agreements with commercial banks. All rate locks were cancelled and all deposits in connection with these agreements were refunded to the Company in April 2008.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12. NOTES PAYABLE OF PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES

Notes payable of properties held for sale including investments in unconsolidated entities consisted of the following:

(In thousands)	March 31, 2008	December 31, 2007

Mortgage debt payable to various financial institutions for real estate held for sale. Fixed interest rates range from 5.95% to 6.32% per annum. The notes mature at various dates through November 2018. As of March 31, 2008, all notes require monthly interest-only payments	$138,472	$209,230
Mezzanine debt payable to a financial institution for real estate held for sale with an interest rate of 13.0% per annum. The note matured on April 15, 2008 and was paid in full. As of March 31, 2008, the note requires monthly interest-only payments	14,000	18,790
Mortgage debt payable to various financial institutions for real estate held for sale, which bear interest at LIBOR plus 250 basis points and include an interest rate cap for LIBOR at 6.00% (approximately 5.20% per annum as of March 31, 2008)	120,500	120,500

Total	$272,972	$348,520

13.	LINES OF CREDIT

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

14.	SEGMENT DISCLOSURE

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

	Transaction	Investment	Management
Three Months Ended March 31, 2008	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$59,148	$25,374	$61,756	$146,278
Compensation costs	53,316	11,146	57,711	122,173
General and administrative	11,421	7,641	2,644	21,706

Segment operating (loss) income	$(5,589)	$6,587	$1,401	$2,399

	Transaction	Investment	Management
Three Months Ended March 31, 2007	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$—	$30,348	$—	$30,348
Compensation costs	—	13,591	—	13,591
General and administrative	—	9,264	—	9,264

Segment operating income	$—	$7,493	$—	$7,493

The following is a reconciliation between segment operating income to consolidated net (loss) income:

	Three Months Ended March 31,
	2008	2007
	Restated	Restated
(In thousands)

Reconciliation to consolidated net (loss) income:
Total segment operating income	$2,399	$7,493
Non-segment:
Rental operations, net	4,418	(115)
Other operating expenses	(11,774)	(1,402)
Other (expense) income	(5,720)	1,298
Minority interest in (income) loss of consolidated entities	(4)	37
Income tax benefit (provision)	4,434	(2,899)
Loss from discontinued operations	(51)	(160)

Net (loss) income	$(6,298)	$4,252

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES AND DISCONTINUED OPERATIONS

A summary of the properties and related LLC’s held for sale balance sheet information is as follows:

(In thousands)	March 31, 2008	December 31, 2007

Cash and cash equivalents	$170	$42
Restricted cash	56,565	67,047
Properties held for sale including investments in unconsolidated entities	284,908	328,715
Identified intangible assets and other assets	55,242	76,845
Other assets	174	617

Total assets	$397,059	$473,266

Notes payable of properties held for sale including investments in unconsolidated entities	$272,972	$348,520
Liabilities of properties held for sale	18,170	25,550
Other liabilities	65,798	12,311

Total liabilities	$356,940	$386,381

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table summarizes the income and expense components that comprised discontinued operations, net of taxes, for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Rental income	$1,220	$5,195
Rental expense	(551)	(2,468)
Interest expense (including amortization of deferred financing costs)	(883)	(3,096)
Tax benefit	90	149

Loss from discontinued operations-net of taxes	(124)	(220)
Gain on disposal of discontinued operations-net of taxes	73	60

Total loss from discontinued operations	$(51)	$(160)

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

16.	COMMITMENTS AND CONTINGENCIES

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

The Company subleases this residential space to third parties. Rental income from these subleases was $4.2 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively. As residential leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.

The Company is also a 50% joint venture partner of four multi-family residential properties in various locations under non-cancelable leases. The leases which commenced in various months and expire from November 2014 through January 2015, require minimum monthly payments averaging $372,000 over the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10-year period. Rent expense under these operating leases was approximately $1.1 million and $1.0 million, for the three months ended March 31, 2008 and 2007, respectively.

The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $2.2 million and $2.0 million, for the three months ended March 31, 2008 and 2007, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

TIC Program Exchange Provisions — Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. The Company deferred revenues relating to these agreements of $246,000 and $52,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 the Company had recorded liabilities totaling $3.0 million related to such agreements, consisting of $3.0 million of cumulative deferred revenues.

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

The Company’s guarantees consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
(In thousands)

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,290,711	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	138,472	221,430
Guarantees of the Company’s mezzanine debt	14,000	48,790
Recourse guarantees of debt of properties under management	32,275	47,399
Recourse guarantees of the Company’s debt	10,000	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Alesco Seed Capital — On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company is required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed capital to fund the earn-out payments. As of March 31, 2008, the Company has not invested any seed capital into the open and closed end real estate funds that Alesco launched during 2008.

17.	EARNINGS PER SHARE

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

automatically converted into the right to receive a stock option exercisable for common stock of the Company based on the same 0.88 share conversion ratio.

Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the 0.88 conversion as a result of the Merger.

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2008	2007
	Restated	Restated
(In thousands, except per share amounts)

Numerator:
(Loss) income from continuing operations, net of tax	$(6,247)	$4,412
Loss from discontinued operations, net of tax	(51)	(160)

Net (loss) income	$(6,298)	$4,252

Denominator:
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	63,521	36,910	(1)
Effect of dilutive securities:
Non-vested restricted stock	— (2)	39	(1)(2)

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	63,521	36,949

	Three Months Ended March 31,
	2008	2007
	Restated	Restated
In thousands, except per share amounts)

Basic (loss) earnings per share
(Loss) income from continuing operations, net of tax	$(0.10)	$0.12
Loss from discontinued operations, net of tax	—	—

Basic (loss) earnings per share	$(0.10)	$0.12

Diluted (loss) earnings per share
(Loss) income from continuing operations, net of tax	$(0.10)	$0.12
Loss from discontinued operations, net of tax	—	—

Diluted (loss) earnings per share	$(0.10)	$0.12

(1)	Shares of NNN’s common stock as of March 31, 2007, are converted to the Company’s common shares outstanding by applying December 7, 2007 merger exchange ratio for earnings per share disclosure purposes.

(2)	Options outstanding to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 2.3 million and 731,000 at March 31, 2008 and 2007, respectively. These shares were not included in the computation of diluted earnings per share because an operating

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

18.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	Restated	Restated

Net (loss) income	$(6,298)	$4,252
Other comprehensive (loss) income:
Net unrealized loss on investments, net of taxes	(51)	(13)
Elimination of net unrealized loss on investment in GERA warrants	223	—

Total comprehensive (loss) income	$(6,126)	$4,239

19.	OTHER RELATED PARTY TRANSACTIONS

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

20.	INCOME TAXES

The components of income tax (benefit) provision from continuing operations for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended March 31,
	2008	2007
	Restated	Restated
(In thousands)

Current:
Federal	$(3,978)	$3,238
State	(134)	773

	(4,112)	4,011

Deferred:
Federal	(178)	(924)
State	(144)	(188)

	(322)	(1,112)

	$(4,434)	$2,899

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The differences between the total income tax (benefit) or provision of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	Restated	Restated
(In thousands)

Federal income taxes at the statutory rate	$(3,738)	$2,497
State income taxes net of federal benefit	(543)	384
Credits	38	—
Non-deductible expenses	(220)	18
Other	29	—

	$(4,434)	$2,899

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Overview

The Company reported revenue of $159.8 million for the three months ended March 31, 2008, compared with revenue of $32.6 million for the same period of 2007. Approximately $126.3 million of the increase was attributed to revenue from legacy Grubb & Ellis’ Transaction Services and Management Services businesses and the operations of the assets warehoused for Grubb & Ellis Realty Advisors, Inc. (“GERA”). The remaining $900,000 of the increase was attributed to legacy NNN’s Investment Management business, including $6.0 million from increased rental related revenue, offset primarily by a decrease of $3.2 million in disposition fees resulting from the liquidation of G REIT and the sale of its properties for the three months ended March 31, 2007. The Company completed a total of 20 acquisitions and two dispositions on behalf of the investment programs it sponsors at values of $348.9 million and $36.1 million, respectively, during the three months ended March 31, 2008. The net acquisitions from the Investment Management business allowed the Company to grow its captive assets under management by more than 6.1% during 2008. At March 31, 2008, the value of the Company’s assets under management was in excess of $6.1 billion, compared to $5.8 billion at December 31, 2007.

The Company reported an operating loss of $5.0 million for the three months ended March 31, 2008, which was attributable to a number of expense factors, most of which were directly related to the assets held for sale. These expenses included $2.9 million of merger related costs, $4.8 million of interest expense for the assets held for sale, and $1.5 million of amortization expense associated with the assets held for sale and merger related intangible assets. These expenses were partially offset by the operating results of the real estate held for sale.

The Company’s net loss of $6.3 million included a $5.8 million net write-off of its investment in GERA.

As a result of the Merger in December 2007, the newly combined Company’s operating segments were evaluated for reportable segments. As a result, the legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows.

The Company reports its revenue by three business segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Transaction Services, which comprises its real estate brokerage operations; Investment Management which includes providing acquisition, financing and disposition services with respect to its programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; and Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors. Additional information on these business segments can be found in Note 14 of Notes to Consolidated Financial Statements in Item 1 of this Report.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended March 31,		Change
	2008	2007(1)	$	%
	Restated	Restated
(In thousands)

Revenue
Transaction services	$59,148	$—	$59,148	—%
Investment management	25,374	30,348	(4,974)	(16.4)
Management services	61,756	—	61,756	—
Rental related	13,554	2,283	11,271	493.7

Total revenue	159,832	32,631	127,201	389.8

Operating Expense
Compensation costs	122,173	13,591	108,582	798.9
General and administrative	21,706	9,264	12,442	134.3
Depreciation and amortization	3,219	514	2,705	526.3
Rental related	9,136	2,398	6,738	281.0
Interest	5,686	888	4,798	540.3
Merger related costs	2,869	—	2,869	—

Total operating expense	164,789	26,655	138,134	518.2

Operating (Loss) Income	(4,957)	5,976	(10,933)	(182.9)

Other (Expense) Income
Equity in (losses) earnings of unconsolidated entities	(5,505)	617	(6,122)	(992.2)
Interest income	305	543	(238)	(43.8)
Other	(520)	138	(658)	(476.8)

Total other (expense) income	(5,720)	1,298	(7,018)	(540.7)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(10,677)	7,274	(17,951)	(246.8)
Minority interest in (income) loss of consolidated entities	(4)	37	(41)	(110.8)

(Loss) income from continuing operations before income tax benefit (provision)	(10,681)	7,311	(17,992)	(246.1)
Income tax benefit (provision)	4,434	(2,899)	7,333	252.9

(Loss) income from continuing operations	(6,247)	4,412	(10,659)	(241.6)

Discontinued Operations
Loss from discontinued operations — net of taxes	(124)	(220)	96	43.6
Gain on disposal of discontinued operations — net of taxes	73	60	13	21.7

Total loss from discontinued operations	(51)	(160)	109	68.1

Net (Loss) Income	$(6,298)	$4,252	$(10,550)	(248.1)

(1)	Based on GAAP, the operating results for the three months ended March 31, 2007 represents legacy NNN business.

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

Investment Management Revenue

Investment management revenue of $25.4 million for the three months ended March 31, 2008 reflected the revenue generated through the fee structure of the various investment products, which included transaction related fees of $12.6 million, captive management fees of $10.1 million and dealer-manager fees of $2.7 million. These fees include acquisition, disposition, financing, asset management, placement, broker-dealer and other fees. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of square footage of assets under management.

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

Acquisition fees increased approximately $1.3 million, or 14.8%, to approximately $10.1 million for the three months ended March 31, 2008, compared to approximately $8.8 million for the same period in 2007. Net fees as a percentage of aggregate acquisition price increased to 2.9% for the three months ended March 31, 2008, compared to 2.2% for the same period in 2007. During the three months ended March 31, 2008, the Company acquired 20 properties on behalf of its sponsored programs for an approximate aggregate total of $348.9 million, compared to 17 properties (including two which were consolidated) for an approximate aggregate total of $397.5 million during the same period in 2007.

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

Rental Revenue

Rental revenue includes revenue from the warehousing of properties held for sale related primarily to the Company’s Investment Management programs. These line items also include pass-through revenue for the master lease accommodations related to the Company’s TIC programs.

Operating Expense Overview

Included in the Company’s operating expense of $164.8 million for the three months ended March 31, 2008 was $2.9 million of merger related costs, $4.8 million of interest expense for five assets held for sale, and $1.5 million of amortization expense associated with two of the assets held for sale and merger related intangible assets.

The total increase in operating expense of $138.1 million, or 518.2%, for the three months ended March 31, 2008, compared to the same period in 2007, included $130.0 million due to the legacy Grubb & Ellis business and $2.9 million was due to additional merger related costs. The remaining $5.2 million of the increase was attributed to legacy NNN’s Investment Management business, including $3.6 million in rental related expense, $1.1 million in non-cash stock based compensation, $929,000 in depreciation and amortization and $3.1 million in interest expense activity primarily related to two properties held for sale.

Compensation Costs

Compensation costs increased $108.6 million, or 798.9%, to $122.2 million for the three months ended March 31, 2008, compared to $13.6 million for the same period in 2007 due to approximately $111.1 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business decreased 18.4% to $11.1 million, for the three months ended March 31, 2008, compared to $13.6 million for the same period in 2007 primarily as a result of the transfer of certain on-site property management professionals to the Grubb & Ellis Management business subsequent to the merger. Non-cash stock compensation expense increased by $1.1 million to $2.5 million for the three months ended March 31, 2008 compared to $1.4 million for the same period in 2007.

General and Administrative

General and administrative expense increased $12.4 million, or 134.3%, to $21.7 million for the three months ended March 31, 2008, compared to $9.3 million for the same period in 2007 due to approximately $14.0 million of general and administration expenses attributed to legacy Grubb & Ellis operations, partially offset by a $1.7 million decrease related to the investment management business, primarily due to a $1.0 million decrease in legal fees.

General and administrative expense was 13.6% of total revenue for the three months ended March 31, 2008, compared with 28.4% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased $2.7 million, or 526.3%, to $3.2 million for the three months ended March 31, 2008, compared to $514,000 for the same period in 2007. Approximately $1.8 million was attributed to depreciation and amortization expense from the legacy Grubb & Ellis operations. The remaining $929,000 of the increase was related to the investment management business, which increased to $1.4 million for the three months ended March 31, 2008, compared to $514,000 for the same period in 2007, primarily related to two properties held for sale that were previously held for investment on the balance sheet.

Rental Expense

Rental expense includes the related expense from the warehousing of properties held for sale primarily to the Company’s Investment Management programs. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased $4.8 million, or 540.3%, to $5.7 million for the three months ended March 31, 2008, compared to $888,000 for the same period in 2007. Approximately $2.1 million was attributed to interest expense from the legacy Grubb & Ellis operations, which included $1.7 million primarily related to three assets held for sale. The remaining $2.7 million of the increase was related to the investment management business which increased to $3.6 million for the three months ended March 31, 2008, compared to $888,000 for the same period in 2007. The increase in activity was primarily related to two properties held for sale on the balance sheet.

Equity in Earnings (Losses) of Unconsolidated Entities

In the first quarter of 2008, the Company wrote off its investment in GERA, which resulted in a net impact of $5.8 million, including $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs. Equity in losses also includes $509,000 in equity in earnings related to seven LLCs that are consolidated pursuant to FIN No. 46(R). The consolidated LLCs record equity in earnings based on the LLCs pro rata ownership interest in the underlying unconsolidated properties.

Income Tax

The Company recognized a tax benefit of $4.4 million for the three months ended March 31, 2008, compared to a tax provision of $2.9 million for the same period in 2007. The net $7.3 million decrease in tax expense was primarily a result of the nonrecurring tax benefit primarily due to the write-off of the GERA investment. In addition, the Company is subject to the highest federal income tax rate of 35% for the three months ended 2008, compared to a 34% statutory tax rate for the three months ended March 31, 2007. (See Note 20 of Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of $6.3 million, or $0.10 per fully diluted share, which included a $5.8 million net write-off of the GERA investment, $2.9 million of merger related costs, $4.8 million of interest expense for five assets held for sale, and $1.5 million of amortization expense associated with two of the assets held for sale and merger related intangible assets, for the three months ended March 31, 2008, compared to net income of $4.3 million, or $0.12 per fully diluted share, for the same period in 2007.

Liquidity and Capital Resources

As of March 31, 2008, cash and cash equivalents decreased by $24.5 million, from a cash balance of $49.3 million as of December 31, 2007. The Company’s operating activities used net cash of $45.4 million, as the Company repaid net liabilities totaling $52.3 million related primarily to incentive compensation and deferred commission payable balances which attained peak levels during the quarter ended December 31, 2007. Other operating activities generated net cash totaling $6.9 million. During the three months ended March 31, 2008, the Company used $9.9 million for net investing activities, primarily due to the Company’s real estate investment activities which used net cash of $14.1 million. The Company also spent $1.5 million on purchases of property and equipment and received $7.0 million of net collections on note and advance receivables. Net financing activities provided cash of $30.9 million, primarily due to borrowings totaling $30.0 million under the Company’s line of credit. Financing activities for the three months ended March 31, 2008 also included net proceeds totaling $4.4 million on mortgage loans related to its real estate investment activities and dividend payments of $1.7 million related to the dividend declared by the Company in December 2007.

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

TIC Program Exchange Provisions — Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. The Company deferred revenues relating to these agreements of $246,000 and $52,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 the Company had recorded liabilities totaling $3.0 million related to such agreements, consisting of $3.0 million of cumulative deferred revenues.

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

The Company’s guarantees consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
(In thousands)

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,290,711	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	138,472	221,430
Guarantees of the Company’s mezzanine debt	14,000	48,790
Recourse guarantees of debt of properties under management	32,275	47,399
Recourse guarantees of the Company’s debt	10,000	10,000

(1)	A “non-recourse/carve-out” guaranty imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.	Controls and Procedures.

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
OTHER INFORMATION

Item 1.	Legal Proceedings.

The disclosure called for by this item is incorporated by reference to Note 16 of Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors.

There were no material changes from risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

[1]Items 2, 3, 4 and 5 are not applicable for the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY
          (Registrant)

Date: May 28, 2009

/s/  Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer
(Principal Financial and Accounting Officer)

Grubb & Ellis Company

EXHIBIT INDEX

for the quarter ended March 31, 2008

Exhibit

(31†)	Section 302 Certifications
(32†)	Section 906 Certification

†	Filed herewith.