Form 10-Q/A
period 2008-06-30
GRUBB & ELLIS CO
filed 2009-05-28
CIK 216039

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to reflect the restatement of the Registrant’s consolidated financial statements as of and for the three and six month periods ended June 30, 2008 and 2007. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements, including “Note 2 to the Consolidated Financial Statements,” for the impact of the restatement on each period presented.

This amendment to the Company’s Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2008 filed with the Securities and Exchange Commission on August 11, 2008 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see “Note 2 to the Consolidated Financial Statements” included in Part I, Item 1.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2008	December 31, 2007
	Restated

ASSETS
Current assets:
Cash and cash equivalents	$29,702	$49,328
Restricted cash	50,109	70,023
Investment in marketable securities	7,220	9,052
Current portion of accounts receivable from related parties — net	35,837	32,795
Current portion of advances to related parties — net	7,006	6,667
Notes receivable from related party — net	9,700	7,600
Service fees receivable — net	15,964	19,521
Current portion of professional service contracts — net	7,382	7,235
Real estate deposits and pre-acquisition costs	7,455	11,818
Properties held for sale — net	55,262	98,206
Identified intangible assets and other assets held for sale — net	2,693	23,569
Prepaid expenses and other assets	25,869	13,032
Deferred tax assets	8,563	7,991

Total current assets	262,762	356,837
Accounts receivable from related parties — net	11,703	10,360
Advances to related parties — net	5,143	3,751
Professional service contracts — net	11,558	13,088
Investments in unconsolidated entities	17,302	22,191
Properties held for investment — net	226,444	233,970
Property, equipment and leasehold improvements — net	15,755	16,743
Goodwill	172,846	169,317
Identified intangible assets — net	137,115	145,427
Other assets — net	21,163	16,858

Total assets	$881,791	$988,542

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,673	$102,004
Due to related parties	3,016	3,329
Current portion of notes payable and capital lease obligations	363	30,447
Notes payable of properties held for sale	30,783	91,020
Liabilities of properties held for sale — net	47	907
Other liabilities	13,099	14,017

Total current liabilities	119,981	241,724
Long-term liabilities:
Line of credit	63,000	8,000
Senior notes	16,276	16,277
Notes payable and capital lease obligations	228,176	228,254
Other long-term liabilities	20,958	30,421
Deferred tax liabilities	27,853	29,914

Total liabilities	476,244	554,590
Commitments and contingencies (See Note 16)	—	—
Minority interest	19,690	29,896
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized as of June 30, 2008 and December 31, 2007; no shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 65,317,601 and 64,824,777 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	653	648
Additional paid-in capital	399,671	393,665
(Accumulated deficit) retained earnings	(14,281)	10,792
Accumulated other comprehensive loss	(186)	(1,049)

Total stockholders’ equity	385,857	404,056

Total liabilities, minority interest and stockholders’ equity	$881,791	$988,542

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	Restated	Restated	Restated	Restated

REVENUE
Transaction services	$56,541	$—	$115,689	$—
Investment management	34,989	39,898	60,363	70,246
Management services	60,620	—	122,376	—
Rental related	14,372	5,777	27,926	8,060

Total revenue	166,522	45,675	326,354	78,306

OPERATING EXPENSE
Compensation costs	122,550	14,310	244,723	27,901
General and administrative	22,430	10,457	44,136	19,721
Depreciation and amortization	11,512	492	14,731	1,006
Rental related	9,479	3,658	18,615	6,056
Interest	4,438	2,949	10,124	3,837
Merger related costs	4,691	61	7,560	61

Total operating expense	175,100	31,927	339,889	58,582

OPERATING (LOSS) INCOME	(8,578)	13,748	(13,535)	19,724

OTHER (EXPENSE) INCOME
Equity in earnings (losses) of unconsolidated entities	758	858	(4,747)	1,475
Interest income	218	726	523	1,269
Other	(2,772)	974	(3,292)	1,112

Total other (expense) income	(1,796)	2,558	(7,516)	3,856

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(10,374)	16,306	(21,051)	23,580
Minority interest in income of consolidated entities	(142)	(542)	(146)	(505)

(Loss) income from continuing operations before income tax benefit (provision)	(10,516)	15,764	(21,197)	23,075
Income tax benefit (provision)	5,121	(6,471)	9,555	(9,370)

(Loss) income from continuing operations	(5,395)	9,293	(11,642)	13,705

Discontinued operations
(Loss) income from discontinued operations — net of taxes	(278)	158	(402)	(62)
Gain on disposal of discontinued operations — net of taxes	293	146	366	206

Total income (loss) from discontinued operations	15	304	(36)	144

NET (LOSS) INCOME	$(5,380)	$9,597	$(11,678)	$13,849

Basic (loss) earnings per share
(Loss) income from continuing operations	$(0.08)	$0.22	$(0.18)	$0.33
Income from discontinued operations	—	0.01	—	—

Net (loss) earnings per share	$(0.08)	$0.23	$(0.18)	$0.33

Diluted (loss) earnings per share
(Loss) income from continuing operations	$(0.08)	$0.22	$(0.18)	$0.33
Income from discontinued operations	—	0.01	—	—

Net (loss) earnings per share	$(0.08)	$0.23	$(0.18)	$0.33

Basic weighted average shares outstanding	63,600	41,943	63,561	41,943

Diluted weighted average shares outstanding	63,600	42,056	63,561	42,022

Dividends declared per share	$0.1025	$—	$0.2050	$—

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
	Restated	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,678)	$13,849
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	4,747	(1,475)
Depreciation and amortization	18,475	950
Impairment of marketable equity securities	1,618	—
Stock-based compensation	6,011	2,504
Amortization/write-off of intangible contractual rights	986	1,821
Amortization of deferred financing costs	369	161
Deferred income taxes	(6,212)	(386)
Allowance for uncollectible accounts	529	207
Minority interest	146	505
Other operating noncash gains (losses)	292	(361)
Changes in operating assets and liabilities:
Accounts receivable from related parties	(979)	(3,666)
Prepaid expenses and other assets	(9,591)	(11,333)
Accounts payable and accrued expenses	(38,083)	8,158
Other liabilities	(8,395)	2,479

Net cash (used in) provided by operating activities	(41,765)	13,413

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,391)	(1,211)
Investment in marketable securities — net	214	(3,032)
Advances to related parties	(10,088)	(6,494)
Proceeds from repayment of advances to related parties	47,328	886
Proceeds from related parties	—	18,657
Note receivable from related party	(9,700)	(3,300)
Repayment of note receivable from related party	7,600	10,000
Investments in unconsolidated entities	(15,982)	(3,997)
Distributions of capital from unconsolidated entities	—	70
Purchases of properties held for sale	(71,559)	(241,844)
Purchases of identified intangible assets and other assets held for sale	(2,368)	(39,436)
Proceeds from sale of properties held for sale	—	99,720
Real estate deposits and pre-acquisition costs	(6,973)	(42,177)
Proceeds from collection of real estate deposits and pre-acquisition costs	11,334	13,516
Restricted cash	7,294	(13,048)

Net cash used in investing activities	(46,291)	(211,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on lines of credit	55,000	—
Repayments of mortgage loans payable	(1,882)	(93,990)
Principal payments on notes payable	(30,162)	(4,460)
Proceeds from issuance of participating notes	—	6,015
Principal payments capital lease obligations	—	(7)
Rate lock deposits	—	514
Proceeds from issuance of mortgage loans payable secured by properties held for sale	51,853	254,690
Deferred financing costs	—	(538)
Net proceeds from issuance of common stock	—	7
Dividends paid to common stockholders	(8,434)	(5,719)
Contributions from minority interests	4,116	966
Distributions to minority interests	(2,061)	—

Net cash provided by financing activities	68,430	157,478

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,626)	(40,799)
Cash and cash equivalents — Beginning of period	49,328	102,226

Cash and cash equivalents — End of period	$29,702	$61,427

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends accrued	$6,695	$3,886

Deconsolidation of assets held by variable interest entities	$143,738	$108,589

Deconsolidation of liabilities held by variable interest entities	$111,179	$90,223

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The restatement of the Company’s financial statements was based upon a review of the accounting treatment of certain transactions entered into by NNN with respect to certain tenant in common investment programs (“TIC Programs”) sponsored by NNN prior to the Merger. The review of NNN’s accounting treatment was prompted by the Company being made aware of the existence of a letter agreement, wherein NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC Program (the “Exchange Letter”). In the course of its review, the Company became aware of additional letter agreements, some providing for a right of exchange similar to that contained in the Exchange Letter, another that provided the investor with certain repurchase rights under certain circumstances with respect to their investment and others in which NNN committed to provide certain investors in certain TIC Programs a specified rate of return. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million.

Upon review of the accounting treatment for these letter agreements as well as other TIC Programs and master lease arrangements, management concluded that NNN had not accounted for some of the letter agreements and that NNN had incorrectly recognized revenue as it related to these letter agreements as well as other TIC Programs and master lease arrangements under Statement of Financial Accounting Standards Statement No. 66, Accounting for Sales of Real Estate, and Statement of Position 92-1, Accounting for Real

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Estate Syndication Income, because the Company had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties. As a result of the recognition by the Company of the applicable fee revenue in the incorrect accounting period, the Company decreased revenues in the three and six months ended June 30, 2008 by approximately $444,000 and $1.2 million, respectively; and decreased revenues in the three and six months ended June 30, 2007 by approximately $1.1 million and $220,000, respectively, to correct these errors.

Management also concluded that because NNN had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties, certain entities involved in the TIC Programs were variable interest entities in which the Company was the primary beneficiary and therefore were required to be consolidated in accordance with FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB 51 (“FIN 46(R)”). As a result, the Company increased total assets by $11.2 million, total liabilities by $416,000 and minority interest by $10.8 million as of June 30, 2008 to correct this error.

Restatement adjustments pertaining to income taxes relate to the revenue recognition restatement adjustments described above.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

All applicable notes have been restated to reflect the above described adjustments.

	June 30, 2008
	As previously		As
(In thousands)	reported	Adjustments(1)	Restated

ASSETS
Current assets:
Restricted cash/reserves	$49,690	$419	$50,109
Current portion of accounts receivable from related parties - net	31,448	4,389	35,837
Current portion of advances to related parties - net	7,350	(344)	7,006
Real estate deposits and pre-acquisition costs	10,935	(3,480)	7,455
Properties held for sale – net	39,879	15,383	55,262
Prepaid expenses and other assets	22,210	3,659	25,869
Total current assets	242,736	20,026	262,762
Investments in unconsolidated entities	21,927	(4,625)	17,302
Other assets – net	23,952	(2,789)	21,163
Total assets	869,179	12,612	881,791

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	71,555	1,118	72,673
Due to related parties	1,942	1,074	3,016
Other liabilities	4,631	8,468	13,099
Total current liabilities	109,321	10,660	119,981
Long-term liabilities:
Deferred tax liabilities	31,378	(3,525)	27,853
Total liabilities	469,109	7,135	476,244
Minority interest	8,929	10,761	19,690
Stockholders’ equity:
Retained earnings	(8,997)	(5,284)	(14,281)
Total stockholders’ equity	391,141	(5,284)	385,857
Total liabilities, minority interest and stockholders’ equity	869,179	12,612	881,791

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2008
	As Previously			As Previously
(In thousands)	Reported	Adjustments(1)	As Restated	Reported	Adjustments(1)	As Restated

REVENUE
Transaction services	$56,540	$1	$56,541
Investment management	35,433	$(444)	34,989	$61,527	$(1,164)	$60,363
Total revenue	166,965	(443)	166,522	327,518	(1,164)	326,354

OPERATING EXPENSE
Compensation costs	120,654	1,896	122,550	241,005	3,718	244,723
General and administrative	22,419	11	22,430	44,110	26	44,136
Depreciation and amortization	13,419	(1,907)	11,512	18,475	(3,744)	14,731
OPERATING (LOSS)	(8,135)	(443)	(8,578)	(12,371)	(1,164)	(13,535)
OTHER (EXPENSE) INCOME
Equity in (losses) earnings of unconsolidated entities	(184)	942	758	(6,198)	1,451	(4,747)
Interest income	217	1	218
Other	(2,773)	1	(2,772)
Total other (expense) income	(2,740)	944	(1,796)	(8,967)	1,451	(7,516)
(Loss) income from continuing operations before minority interest and income tax benefit	(10,875)	501	(10,374)	(21,338)	287	(21,051)
Minority interest in loss (income) of consolidated entities	802	(944)	(142)	1,304	(1,450)	(146)
Loss from continuing operations before income tax benefit	(10,073)	(443)	(10,516)	(20,034)	(1,163)	(21,197)
Income tax benefit	4,943	178	5,121	9,088	467	9,555
Loss from continuing operations	(5,130)	(265)	(5,395)	(10,946)	(696)	(11,642)
Gain on disposal of discontinued operations — net of taxes	294	(1)	293
Total income (loss) from discontinued operations	16	(1)	15
NET LOSS	$(5,114)	$(266)	$(5,380)	$(10,982)	$(696)	$(11,678)

Basic loss per share
Loss from continuing operations	$(0.08)	$—	$(0.08)	$(0.17)	$(0.01)	$(0.18)
Loss from discontinued operations	$—	$—	$—	$—	$—	$—
Net loss per share	$(0.08)	$—	$(0.08)	$(0.17)	$(0.01)	$(0.18)
Diluted loss per share
Loss from continuing operations	$(0.08)	$—	$(0.08)	$(0.17)	$(0.01)	$(0.18)
Loss from discontinued operations	$—	$—	$—	$—	$—	$—
Net loss per share	$(0.08)	$—	$(0.08)	$(0.17)	$(0.01)	$(0.18)
Basic weighted average shares outstanding	63,600		63,600	63,561		63,561
Diluted weighted average shares outstanding	63,600		63,600	63,561		63,561

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2007
	As			As
	Previously		As	Previously		As
(In thousands)	Reported	Adjustments(1)	Restated	Reported	Adjustments(1)	Restated

REVENUE
Investment management	$41,001	$(1,103)	$39,898	$70,466	$(220)	$70,246
Rental related	4,411	1,366	5,777
Total revenue	45,412	263	45,675	78,526	(220)	78,306

OPERATING EXPENSE
General and administrative	10,456	1	10,457	19,720	1	19,721
Depreciation and amortization	483	9	492
Rental related	3,137	521	3,658
Interest	1,963	986	2,949	3,485	352	3,837
Total operating expense	30,410	1,517	31,927	58,229	353	58,582
OPERATING INCOME (LOSS)	15,002	(1,254)	13,748	20,297	(573)	19,724
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated entities	310	548	858	479	996	1,475
Interest income	722	4	726	1,267	2	1,269
Other	978	(4)	974
Total other income	2,010	548	2,558	2,858	998	3,856
Income (loss) from continuing operations before minority interest and income tax (provision) benefit	17,012	(706)	16,306	23,155	425	23,580
Minority interest in income of consolidated entities	(41)	(501)	(542)	(44)	(461)	(505)
Income (loss) from continuing operations before income tax benefit (provision)	16,971	(1,207)	15,764	23,111	(36)	23,075
Income tax (provision) benefit	(6,895)	424	(6,471)	(9,384)	14	(9,370)
Income (loss) from continuing operations	10,076	(783)	9,293	13,727	(22)	13,705
Discontinued operations
Income from discontinued operations — net of taxes	10	148	158
Gain on disposal of discontinued operations — net of taxes	148	(2)	146
Total income from discontinued operations	158	146	304
NET INCOME (LOSS)	$10,234	$(637)	$9,597	$13,871	$(22)	$13,849
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.24	$(0.02)	$0.22	$0.33	$—	$0.33
Income from discontinued operations	$—	$0.01	$0.01	$—	$—	$—
Net earnings (loss) per share	$0.24	$(0.01)	$0.23	$0.33	$—	$0.33
Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.24	$(0.02)	$0.22	$0.33	$—	$0.33
Income from discontinued operations	$—	$0.01	$0.01	$—	$—	$—
Net earnings (loss) per share	$0.24	$(0.01)	$0.23	$0.33	$—	$0.33
Basic weighted average shares outstanding	41,943		41,943	41,943		41,943
Diluted weighted average shares outstanding	42,056		42,056	42,022		42,022

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2007
	As Previously			As Previously
(In thousands)	Reported	Adjustments(1)	As Restated	Reported	Adjustments(1)	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,982)	$(696)	$(11,678)	$13,871	$(22)	$(13,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	6,198	(1,451)	4,747	(479)	(996)	(1,475)
Deferred income taxes	(5,745)	(467)	(6,212)	(372)	(14)	(386)
Minority interest	(1,304)	1,450	146	44	461	505
Other liabilities	(9,559)	1,164	(8,395)	1,908	571	2,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	7,550	(256)	7,294
Net cash used in investing activities	(46,035)	(256)	(46,291)

NET DECREASE IN CASH	(19,370)	(256)	(19,626)

Cash and cash equivalents — Beginning of year	49,072	256	49,328

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The historical cost and estimated fair market value of the available-for-sale marketable securities held by the Company are as follows:

	As of June 30, 2008				As of December 31, 2007
		Gross		Fair		Gross		Fair
	Historical	Unrealized		Market	Historical	Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)

Equity securities	$2,822	$—	$(320)	$2,502	$4,440	$—	$(1,355)	$3,085

There were no sales of marketable equity securities during the three and six month periods ended June 30, 2008. Sales of marketable equity securities resulted in realized gains of approximately $1.1 million and $29,000, respectively, for the three and six-month periods ended June 30, 2007. The Company believed that a decline in the value of marketable equity securities was other than temporary and recorded realized losses of approximately $1.5 million and $1.6 million to reflect the fair value of such securities for the three and six month-periods ended June 30, 2008, respectively.

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

The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of June 30, 2008				As of December 31, 2007
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Equity securities	$5,556	$69	$(907)	$4,718	$7,250	$134	$(1,417)	$5,967

	For the Three Months Ended				For the Six Months Ended
	June 30, 2008				June 30, 2008
	Investment	Net Gain (Loss)			Investment	Net Gain (Loss)
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total

Equity securities	$88	$(251)	$(551)	$(714)	$129	$(1,604)	$410	$(1,065)
Less investment expenses	(99)	—	—	(99)	(167)	—	—	(167)

	$(11)	$(251)	$(551)	$(813)	$(38)	$(1,604)	$410	$(1,232)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	RELATED PARTIES

Related party balances are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007

Accrued property management fees	$23,833	$19,574
Accrued lease commissions	10,781	9,945
Other accrued fees	4,595	4,432
Other receivables	28	4,147
Accrued asset management fees	1,559	1,206
Accounts receivable from sponsored REITs	5,827	4,796
Accrued real estate acquisition fees	1,824	87

Total	48,447	44,187
Allowance for uncollectible receivables	(907)	(1,032)

Accounts receivable from related parties — net	47,540	43,155
Less portion classified as current	(35,837)	(32,795)

Non-current portion	$11,703	$10,360

Advances to Related Parties

The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007
	Restated

Advances to properties of related parties	$12,109	$9,823
Advances to related parties	2,194	2,434

Total	14,303	12,257
Allowance for uncollectible receivables	(2,154)	(1,839)

Advances to related parties — net	12,149	10,418
Less portion classified as current	(7,006)	(6,667)

Non-current portion	$5,143	$3,751

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

5.	INVESTMENTS IN UNCONSOLIDATED ENTITIES (Restated)

As of June 30, 2008 and December 31, 2007, the Company held investments in five joint ventures totaling $5.4 million and $5.9 million, respectively, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to FIN No. 46(R), the Company has consolidated nine limited liability companies (“LLCs”) with investments in unconsolidated entities totaling $26.1 million as of June 30, 2008 and 13 LLCs with investments in unconsolidated entities totaling $17.0 million as of December 31, 2007, respectively (of which $15.4 million and $5.9 million is included in properties held for sale including investments in unconsolidated entities on the consolidated balance sheet as of June 30, 2008 and December 31, 2007, respectively). In addition, the Company had an investment in Grubb & Ellis Realty Advisors, Inc. (“GERA”) of $4.1 million as of December 31, 2007. The remaining amounts within investments in unconsolidated entities are related to LLCs, which represent ownership interests of less than 1.0%.

The Company owned approximately 5.9 million shares of common stock of Grubb & Ellis Realty Advisors, Inc. (“GERA”), which was a publicly traded special purpose acquisition company, which represented approximately 19% of the outstanding common stock. The Company also owned approximately 4.6 million GERA warrants which were exercisable into additional GERA common stock, subject to certain conditions. The Company recorded each of these investments at fair value on December 7, 2007, the date they were acquired, at a total investment of approximately $4.5 million. The market price of the warrants declined approximately $0.05 per warrant from December 7, 2007 to $0.16 per warrant as of December 31, 2007, resulting in an unrealized loss on the investment totaling approximately $223,000 (net of taxes) for the year ended December 31, 2007. This unrealized loss was included in accumulated other comprehensive loss within stockholders’ equity as of December 31, 2007.

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

As a consequence, the Company wrote off its investment in GERA and other advances to that entity in the first quarter of 2008 and recognized a loss of approximately $5.8 million which is recorded in equity in losses on the consolidated statement of operations and is comprised of $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs, and which included the unrealized loss previously reflected in accumulated other comprehensive loss. See Note 6 of Notes to Consolidated Financial Statements for additional disclosure related to the three commercial properties that were subject to this proposed transaction with GERA.

6.	PROPERTIES HELD FOR INVESTMENT

A summary of the balance sheet information for properties held for investment is as follows:

(In thousands)	Useful Life	June 30, 2008	December 31, 2007

Building and capital improvement	39 years	$209,347	$211,641
Accumulated depreciation		(9,214)	(3,982)

Total		200,133	207,659
Land		26,311	26,311

Properties held for investment — net		$226,444	$233,970

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

	Unaudited Pro Forma	Unaudited Pro Forma
	Results For the	Results For the
	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2007	June 30, 2007
	Restated	Restated

Revenue	$188,521	$338,298
Income from continuing operations	$3,058	$4,102
Net income	$3,479	$4,066
Basic earnings per share	$0.09	$0.11
Weighted average shares outstanding for basic earnings per share	36,910	36,910
Diluted earnings per share	$0.09	$0.11
Weighted average shares outstanding for diluted earnings per share	37,009	36,979

8.	PROPERTY ACQUISITIONS

During the six months ended June 30, 2008, the Company completed the acquisition of two consolidated office properties on behalf of a TIC sponsored program, which were sold during the same period. Additionally, the Company acquired one consolidated multifamily property on behalf of a TIC sponsored program, which

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

was classified as property held for sale upon acquisition as of June 30, 2008. The aggregate purchase price including the closing costs of these properties was $71.6 million, of which $51.9 million was financed with mortgage debt.

Pro forma data is not presented as the operations of these properties are included in discontinued operations in the Company’s consolidated statements of operations.

9.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

(In thousands)	Useful Life	June 30, 2008	December 31, 2007

Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$20,538	$20,538
Accumulated amortization — contract rights		(4,507)	(3,521)

Contract rights, net		16,031	17,017

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,436	5,579
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	300	300
Other contract rights	5 to 7 years	1,418	1,418
Non-compete and employment agreements	3 to 4 years	97	597

		88,151	88,794
Accumulated amortization		(2,106)	(338)

Other identified intangible assets, net		86,045	88,456

Identified intangible assets — properties
In place leases and tenant relationships	35 to 95 months	34,634	35,923
Above market leases	35 months	7,653	7,653

		42,287	43,576
Accumulated amortization — properties		(7,248)	(3,622)

Identified intangible assets, net — properties		35,039	39,954

Total identified intangible assets, net		$137,115	$145,427

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

expense for the three or six months ended June 30, 2007. Amortization expense was included as part of operating expense in the accompanying consolidated statements of operations.

Amortization expense recorded for in place leases and tenant relationships was approximately $3.0 million and $15,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $3.2 million and $29,000, for the six months ended June 30, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statements of operations.

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

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007
	Restated

Accrued liabilities	$14,580	$14,990
Salaries and related costs	14,415	16,028
Accounts payable	10,582	10,961
Broker commissions	8,784	26,597
Dividends	6,695	1,733
Severance	5,135	4,965
Bonuses	4,997	14,934
Property management fees and commissions due to third parties	4,829	4,909
Interest	676	1,431
Other	1,980	5,456

Total	$72,673	$102,004

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007

Mortgage debt payable to various financial institutions for real estate held for investment, which bear interest at London Interbank Offered Rate (“LIBOR”) plus 250 basis points and include an interest rate cap for LIBOR at 6.00% (approximately 4.96% per annum as of June 30, 2008)	$120,500	$120,500
Mortgage debt payable to various financial institutions for real estate held for investment. Fixed interest rates range from 5.95% to 6.32% per annum. The notes mature at various dates through November 2018. As of June 30, 2008, all notes require monthly interest-only payments	107,000	107,000
Mezzanine debt payable to various financial institutions, with variable interest rates based on LIBOR (ranging from 11.31% to 12.00% per annum at December 31, 2007), required monthly interest-only payments. These debts were paid in full during the first and second quarters of 2008	—	30,000
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest are due quarterly	349	411
Capital leases obligations	690	790

Total	228,539	258,701
Less portion classified as current	(363)	(30,447)

Non-current portion	$228,176	$228,254

GERI historically had entered into several interest rate lock agreements with commercial banks. All rate locks were cancelled and all deposits in connection with these agreements were refunded to the Company in April 2008.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12. NOTES PAYABLE OF PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES

Notes payable of properties held for sale including investments in unconsolidated entities consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007

Mortgage debt payable to a financial institutions for real estate held for sale. Fixed interest rate is 5.835% per annum. The note matures June 13, 2011	$24,180	$—
Mezzanine debt payable to an entity managed by an affiliate, with a fixed rate of interest of 12%. Principal and interest due at maturity date of September 25, 2008	6,603	—
Mortgage debt payable to various financial institutions for real estate held for sale. Fixed interest rates range from 6.14% to 6.79% per annum. The notes mature at various dates through January 2018. As of December 31, 2007, all notes required monthly interest-only payments (paid in full in 2008)	—	72,230
Mezzanine debt payable to various financial institutions for real estate held for sale, fixed and variable interest rates range from 6.86% to 10.23% per annum. The notes mature at various dates through December 2008. As of December 31, 2007, all notes required monthly interest-only payments (paid in full in 2008)	—	18,790

Total	$30,783	$91,020

13.	LINE OF CREDIT

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

	Transaction	Investment	Management
Three Months Ended June 30, 2008	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$56,541	$34,989	$60,620	$152,150
Compensation costs	55,483	11,485	55,582	122,550
General and administrative	12,747	6,897	2,786	22,430

Segment operating (loss) income	$(11,689)	$16,607	$2,252	$7,170

	Transaction	Investment	Management
Three Months Ended June 30, 2007	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$—	$39,898	$—	$39,898
Compensation costs	—	14,310	—	14,310
General and administrative	—	10,457	—	10,457

Segment operating income	$—	$15,131	$—	$15,131

	Transaction	Investment	Management
Six Months Ended June 30, 2008	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$115,689	$60,363	$122,376	$298,428
Compensation costs	108,782	22,648	113,293	244,723
General and administrative	24,168	14,538	5,430	44,136

Segment operating (loss) income	$(17,261)	$23,177	$3,653	$9,569

Segment assets	$126,343	$315,766	$50,663	$492,772

	Transaction	Investment	Management
Six Months Ended June 30, 2007	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$—	$70,246	$—	$70,246
Compensation costs	—	27,901	—	27,901
General and administrative	—	19,721	—	19,721

Segment operating income	$—	$22,624	$—	$22,624

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation between segment operating income to consolidated net (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	Restated	Restated	Restated	Restated
(In thousands)

Reconciliation to consolidated net (loss) income:
Total segment operating income	$7,170	$15,131	$9,569	$22,624
Non-segment:
Rental operations, net	4,893	2,119	9,311	2,004
Other operating expenses	(20,641)	(3,502)	(32,415)	(4,904)
Other (expense) income	(1,796)	2,558	(7,516)	3,856
Minority interest in income of consolidated entities	(142)	(542)	(146)	(505)
Income tax benefit (provision)	5,121	(6,471)	9,555	(9,370)
Income (loss) from discontinued operations	15	304	(36)	144

Net (loss) income	$(5,380)	$9,597	$(11,678)	$13,849

Reconciliation of segment assets to consolidated balance sheet:

	June 30, 2008	December 31, 2007
	Restated
(In thousands)

Segment assets	$492,772	$635,972
Corporate assets	389,019	352,570

Total assets	$881,791	$988,542

15. PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES AND DISCONTINUED OPERATIONS

A summary of the properties and related LLC’s held for sale balance sheet information is as follows:

(In thousands)	June 30, 2008	December 31, 2007

Restricted cash	$1,572	$13,223
Properties held for sale including investments in unconsolidated entities	55,262	98,206
Identified intangible assets and other assets	2,693	23,569
Other assets	53	606

Total assets	$59,580	$135,604

Notes payable of properties held for sale including investments in unconsolidated entities	$30,783	$91,020
Liabilities of properties held for sale	47	907
Other liabilities	1,817	4,850

Total liabilities	$32,647	$96,777

The investments in unconsolidated entities held for sale represent the Company’s interest in certain real estate properties that it holds through various limited liability companies. In accordance with SFAS No. 66,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounting for Sales of Real Estate, and Emerging Issues Task Force 98-8, the Company treats the disposition of these interests similar to the disposition of real estate it holds directly.

During the six months ended June 30, 2008, the Company sold interests in certain real estate properties that it holds through various consolidated LLCs resulting in the deconsolidation of the LLCs. These transactions resulted in a reduction of restricted cash of approximately $12.1 million, a reduction of properties held for sale of approximately $143.7 million, a reduction in mortgage loans payable secured by properties held for sale of approximately $110.2 million, an increase in proceeds from related parties of $8.4 million and an increase in investments in unconsolidated entities of approximately $5.8 million.

During the six months ended June 30, 2007, the Company sold interests in certain real estate properties that it holds through various consolidated LLCs resulting in the deconsolidation of the LLCs. These non-cash transactions resulted in a reduction of restricted cash of approximately $4.9 million, a reduction of properties held for sale of approximately $106.0 million, a reduction in mortgage loans payable secured by properties held for sale of approximately $86.5 million, a decrease in other assets and liabilities of approximately $6.0 million and an increase in proceeds from related parties of $18.4 million.

As of December 31, 2007 the Company had classified certain properties it owned, as held for sale to its then affiliated entity, GERA. At that time, and through March 31, 2008, the Company had entered into a binding agreement to sell the properties to GERA, subject to obtaining the requisite consents from the stockholders of GERA. Such consents were not obtained at a special meeting of GERA’s stockholders on February 28, 2008, and thereafter, the Company had been involved in various negotiations to market these properties for potential sale or joint venture, subject to establishing an appropriate structure for such sale. The recent contraction of the real estate capital markets has impacted the Company’s ability to continue such plans, and, as a result, these assets no longer qualified for held for sale treatment. As a result, the Company has reclassified these assets to properties held for investment in its financial statements as of June 30, 2008. Such treatment has also resulted in the Company reclassifying certain other amounts which had been recorded within properties held for sale in the Company’s December 31, 2007 financial statements. See Note 6 of Notes to Consolidated Financial Statements for additional information on amounts reclassified.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table summarizes the income and expense components that comprised discontinued operations, net of taxes, for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Rental income	$906	$214	$2,126	$5,409
Rental expense	(694)	25	(1,245)	(2,443)
Interest expense (including amortization of deferred financing costs)	(400)	(95)	(1,283)	(3,191)
Tax (provision) benefit	(90)	14	—	163

(Loss) income from discontinued operations-net of taxes	(278)	158	(402)	(62)
Gain on disposal of discontinued operations-net of taxes	293	146	366	206

Total income (loss) from discontinued operations	$15	$304	$(36)	$144

16.	COMMITMENTS AND CONTINGENCIES

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

The Company subleases these seven multifamily spaces to third parties. Rental income from these subleases was approximately $4.1 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $16.4 million and $4.5 million for the six months ended June 30, 2008 and 2007, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.

The Company is also a 50% joint venture partner of four multi-family residential properties in various locations under non-cancelable leases. The leases which commenced in various months and expire from November 2014 through January 2015, require minimum monthly payments averaging $372,000 over the 10-year period. Rent expense under these operating leases was approximately $1.1 million and $1.0 million, for the three months ended June 30, 2008 and 2007, respectively, and approximately $2.3 million and $2.1 million, for the six months ended June 30, 2008 and 2007, respectively.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company subleases these four multifamily spaces to third parties. Rental income from these subleases was approximately $2.3 million and $2.0 million, for the three months ended June 30, 2008 and 2007, respectively, and approximately $4.5 million and $4.1 million, for the six months ended June 30, 2008 and 2007, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.

Capital Lease Obligations — The Company leases computers, copiers, and postage equipment that are accounted for as capital leases (see Note 11 of the Notes to Consolidated Financial Statements for additional information).

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

TIC Program Exchange Provisions — Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. The Company deferred revenues relating to these agreements of $246,000 and $52,000 for the three months ended June 30, 2008 and 2007, respectively. The Company deferred revenues relating to these agreements of $492,000 and $104,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 the Company had recorded liabilities totaling $3.3 million related to such agreements, consisting of $3.3 million of cumulative deferred revenues.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company’s guarantees consisted of the following as of June 30, 2008 and December 31, 2007:

(In thousands)	June 30, 2008	December 31, 2007

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,292,573	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	131,180	221,430
Guarantees of the Company’s mezzanine debt	—	48,790
Recourse guarantees of debt of properties under management	39,408	47,399
Recourse guarantees of the Company’s debt	14,836	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

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

Alesco Seed Capital - On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company is required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

capital to fund the earn-out payments. As of June 30, 2008, the Company has not invested any seed capital into the open and closed end real estate funds that Alesco launched during 2008.

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

Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the 0.88 conversion as a result of the Merger.

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In thousands, except per share amounts)	2008		2007		2008		2007
	Restated		Restated		Restated		Restated

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average number of common shares outstanding	63,600		41,943	(1)	63,561		41,943	(1)
Effect of dilutive securities:
Non-vested restricted stock and options	—	(2)	113	(1)(2)	—	(2)	79	(1)(2)

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	63,600		42,056		63,561		42,022

(1)	Shares of NNN’s common stock as of June 30, 2007, are converted to the Company’s common shares outstanding by applying December 7, 2007 merger exchange ratio for earnings per share disclosure purposes.

(2)	Outstanding non-vested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 3.1 million and 722,000 at June 30, 2008 and 2007, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

18.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
	Restated	Restated	Restated	Restated

Net (loss) income	$(5,380)	$9,597	$(11,678)	$13,849
Other comprehensive (loss) income:
Net unrealized gain (loss) on investments, net of taxes	691	(230)	640	(243)
Elimination of net unrealized loss on investment in GERA warrants			223	—

Total comprehensive (loss) income	$(4,689)	$9,367	$(10,815)	$13,606

19.	OTHER RELATED PARTY TRANSACTIONS

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The Company has outstanding advances totaling $507,000 and $1.0 million as of June 30, 2008 and December 31, 2007, respectively, to Colony Canyon, a property 30.0% owned and solely managed by Mr. Thompson, the Company’s former Chairman who remains a substantial stockholder of the Company. As of June 30, 2008, principal and interest payments of $499,000 and $8,000, respectively, were past due; however, these amounts were paid on August 8, 2008.

The Company has outstanding advances totaling $922,000 as of June 30, 2008 to Marriott Summit Watch, a property 40.0% owned and, as of April 1, 2008, solely managed by Mr. Thompson. As of June 30, 2008, interest payments of $20,000 were past due; however, these amounts were paid on August 8, 2008.

20.	INCOME TAXES

The components of income tax (benefit) provision from continuing operations for the three months and six months ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
	Restated	Restated	Restated	Restated

Current:
Federal	$(1,745)	$5,757	$(5,723)	$8,995
State	(543)	1,242	(676)	2,015

	(2,288)	6,999	(6,399)	11,010

Deferred:
Federal	(2,142)	(493)	(2,321)	(1,417)
State	(691)	(35)	(835)	(223)

	(2,833)	(528)	(3,156)	(1,640)

	$(5,121)	$6,471	$(9,555)	$9,370

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

The differences between the total income tax (benefit) provision of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
	Restated	Restated	Restated	Restated

Federal income taxes at the statutory rate	$(3,651)	$5,417	$(7,390)	$7,913
State income taxes net of federal benefit	(553)	1,130	(1,096)	1,514
Credits	187	(135)	224	(135)
Non-deductible expenses	(924)	46	(1,144)	65
Other	(180)	13	(149)	13

	$(5,121)	$6,471	$(9,555)	$9,370

21.	SUBSEQUENT EVENTS

On July 10, 2008, Scott D. Peters resigned as the Company’s Chief Executive Officer and President. As a consequence, the Employment Agreement between the Company and Mr. Peters was terminated in accordance with its terms. Pursuant to the terms of the Employment Agreement, upon Mr. Peters’ resignation as an officer of the Company, he is also deemed to resign as a director of the Company, and as an officer and director of all of the Company’s affiliates and subsidiaries. As a direct consequence of Mr. Peters resignation, on July 10, 2008, the Company’s Board of Directors appointed independent director Gary H. Hunt as the Company’s interim Chief Executive Officer while it currently conducts a search for a permanent Chief Executive Officer and President. As a consequence of his appointment as the Company’s interim Chief Executive Officer, Mr. Hunt has resigned his positions as Chair of the Company’s Compensation Committee and as a member of the Company’s Corporate Governance and Nominating Committee. While he serves as interim Chief Executive Officer, Mr. Hunt shall be replaced by C. Michael Kojaian as a member of the Corporate Governance and Nominating Committee and by D. Fleet Wallace as Chair of the Compensation Committee. In addition, Mr. Kojaian also became a member of the Company’s Compensation Committee. There is no family relationship between Mr. Hunt and any other executive officer or director of the Company, and there is no arrangement or understanding under which Mr. Hunt was appointed as interim Chief Executive Officer. There are no transactions to which the Company or any of its subsidiaries is a party and in which Mr. Hunt has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

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

On August 5, 2008, the Company amended the terms of its $75 million credit facility to provide for, among other things, an extension from September 30, 2008 until March 31, 2009 to dispose of the three real estate assets that the Company had previously acquired on behalf of GERA. Additionally, the credit facility was also amended to modify select debt covenants in order to provide greater flexibility to facilitate the Company’s 1031 TIC programs. The modifications made to the debt covenants now permit the Company to incur certain contingent obligations with respect to any guarantee of primary obligations of certain TIC syndications effected by the Company that comply with requirements set forth in the credit facility, provided that (i) such primary obligations shall consist solely of obligations under a first-lien mortgage loan, (ii) the principal amount of such first-lien mortgage loan shall not exceed seventy percent (70%) of the then current fair market value of the real estate assets securing such mortgage loan, and (iii) to the extent certain contingent obligations first incurred after December 31, 2007, such contingent obligations as described in Sections 5.02(b)(iii)(F) of the Credit Facility shall not exceed $125,000,000 in the aggregate. In addition, the Recourse Debt/Core EBITDA Ratio for the quarter ending September 30, 2008, and thereafter, was amended from 2.00:1.00 to 2.25:1.00. See Note 6 of Notes to Consolidated Financial Statements for a description of these properties.

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

RESULTS OF OPERATIONS

Overview

The Company reported revenue of approximately $326.4 million for the six months ended June 30, 2008, compared with revenue of $78.3 million for the same period in 2007. Approximately $248.8 million of the increase was attributed to revenue from the Transaction Services and Management Services businesses and the operations of the assets warehoused for Grubb & Ellis Realty Advisors (“GERA”). The remaining increase was attributed to $9.1 million of rental related revenue primarily due to two assets held for investment in the Company’s Investment Management business, offset by a net decrease of $9.8 million in Investment Management revenue. The growth in acquisition and management fees were offset by a decrease in disposition fees due to lower TIC related volume year-over-year. The Company completed a total of 41 acquisitions and seven dispositions on behalf of the investment programs it sponsors at values of approximately $846.4 million during the six months ended June 30, 2008. The net acquisitions from the Investment Management business allowed the Company to grow its captive assets under management by approximately 12%. At June 30, 2008, the value of the Company’s assets under management was approximately $6.5 billion, compared to $5.8 billion at December 31, 2007.

The net loss for the first six months of 2008 was $11.7 million, or $0.18 per diluted share, which included a second quarter non-cash charge of $8.9 million for depreciation and amortization related to the reclassification of five assets held for sale to assets held for investment and a first quarter net write-off of its investment in GERA of $5.8 million. In addition, the year-to-date results include merger-related and integration costs of $7.6 million, resulting from the Company’s recent merger with NNN, approximately $5.7 million of stock-based compensation, $2.8 million for amortization of intangible assets and $1.6 million of recognized loss on marketable equity securities. These charges were partially offset by $9.3 million of rental related operations.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	June 30,		Change
(In thousands)	2008	2007(1)	$	%
	Restated	Restated

Revenue
Transaction services	$56,541	$—	$56,541	—%
Investment management	34,989	39,898	(4,909)	(12.3)
Management services	60,620	—	60,620	—
Rental related	14,372	5,777	8,595	148.8

Total revenue	166,522	45,675	120,847	264.6

Operating Expense
Compensation costs	122,550	14,310	108,240	756.4
General and administrative	22,430	10,457	11,973	114.5
Depreciation and amortization	11,512	492	11,020	2,239.8
Rental related	9,479	3,658	5,821	159.1
Interest	4,438	2,949	1,489	50.5
Merger related costs	4,691	61	4,630	7,590.2

Total operating expense	175,100	31,927	143,173	448.4

Operating (Loss) Income	(8,578)	13,748	(22,326)	(162.4)

Other (Expense) Income
Equity in (losses) earnings of unconsolidated entities	758	858	(100)	(11.7)
Interest income	218	726	(508)	(70.0)
Other	(2,772)	974	(3,746)	(384.6)

Total other (expense) income	(1,796)	2,558	(4,354)	(170.2)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(10,374)	16,306	(26,680)	(163.6)
Minority interest in income of consolidated entities	(142)	(542)	400	73.8

(Loss) income from continuing operations before income tax benefit (provision)	(10,516)	15,764	(26,280)	(166.7)
Income tax benefit (provision)	5,121	(6,471)	11,592	179.1

(Loss) income from continuing operations	(5,395)	9,293	(14,688)	(158.1)

Discontinued Operations
(Loss) income from discontinued operations — net of taxes	(278)	158	(436)	(275.9)
Gain on disposal of discontinued operations — net of taxes	293	146	147	100.7

Total income from discontinued operations	15	304	(289)	(95.1)

Net (Loss) Income	$(5,380)	$9,597	$(14,977)	(156.1)

(1)	Based on Generally Accepted Accounting Principles (“GAAP”), the operating results for the three months ended June 30, 2007 represents legacy NNN business.

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

Investment Management Revenue

Investment Management revenue of $35.0 million for the three months ended June 30, 2008 reflected the revenue generated through the fee structure of the various investment products, which included acquisition and disposition fees of approximately $18.0 million and captive management fees of $9.5 million. These fees include acquisition, disposition, financing, asset management, placement, broker-dealer and other fees. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.

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

Acquisition fees increased approximately $1.9 million, or 15.9%, to approximately $13.6 million for the three months ended June 30, 2008, compared to approximately $11.7 million for the same period in 2007. The quarter-over-quarter increase in acquisition fees was primarily attributed to an increase of $6.1 million in fees earned from the Company’s non-traded REIT programs and $1.4 million from the wealth management platform, partially offset by a decrease of $5.4 million in fees from the TIC programs. During the three months ended June 30, 2008, the Company acquired 21 properties on behalf of its sponsored programs for an approximate aggregate total of $497.5 million, compared to 18 properties for an approximate aggregate total of $444.5 million during the same period in 2007.

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

Operating Expense Overview

The Company’s operating expense of $175.1 million for the three months ended June 30, 2008 increased approximately $143.2 million, or 448.4%, for the three months ended June 30, 2008, compared to the same period in 2007, which included approximately $127.0 million due to the legacy Grubb & Ellis business, $4.7 million due to additional merger related costs, $3.2 million in non-cash stock based compensation, $8.9 million in depreciation and amortization primarily related to five properties held for sale and $894,000 in amortization expense for other identified intangible assets.

Compensation Costs

Compensation costs increased approximately $108.2 million, or 756.4%, to $122.6 million for the three months ended June 30, 2008, compared to approximately $14.3 million for the same period in 2007 due to approximately $107.4 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business increased approximately 5.7% to $15.1 million, for the three months ended June 30, 2008, compared to $14.3 million for the same period in 2007. Included in the compensation costs were non-cash stock compensation expense which increased by approximately $2.0 million to $3.2 million for the three months ended June 30, 2008 compared to $1.2 million for the same period in 2007.

General and Administrative

General and administrative expense increased approximately $12.0 million, or 114.5%, to $22.4 million for the three months ended June 30, 2008, compared to approximately $10.4 million for the same period in 2007 due to approximately $13.1 million of general and administration expenses attributed to legacy Grubb & Ellis operations, partially offset by a $1.1 million decrease related to the investment management business, primarily due to marketing related fees.

General and administrative expense was 13.5% of total revenue for the three months ended June 30, 2008, compared with 22.9% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased approximately $11.0 million to $11.5 million for the three months ended June 30, 2008, compared to approximately $492,000 for the same period in 2007. Included in depreciation and amortization expense was $894,000 for amortization of other identified intangible assets. Approximately $7.6 million was attributed to depreciation and amortization expense from the legacy Grubb & Ellis operations,

$5.8 million of which was related to the reclassification from three properties held for sale to assets held for investment. The remaining $3.4 million of the increase was related to the investment management business, which increased to approximately $3.9 million for the three months ended June 30, 2008, compared to $492,000 for the same period in 2007, primarily related to two properties held for sale that were reclassified to held for investment on the balance sheet.

Rental Expense

Rental expense includes the related expense properties held for investment. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased approximately $1.5 million, or 50.5%, to $4.4 million for the three months ended June 30, 2008, compared to $2.9 million for the same period in 2007. Approximately $2.2 million was attributed to interest expense from the legacy Grubb & Ellis operations, which was primarily related to three assets held for investment, offset by a decrease related to the investment management business which decreased to $2.2 million for the three months ended June 30, 2008, compared to $2.9 million for the same period in 2007.

Income Tax

The Company recognized a tax benefit of approximately $5.1 million for the three months ended June 30, 2008, compared to a tax provision of $6.5 million for the same period in 2007. The net $11.6 million decrease in tax expense was primarily a result of the non-recurring tax benefit primarily due to the cumulative charge of depreciation expense for the SPAC properties and lower fee revenues earned in the three months ended June 30, 2008 as compared to the same period in 2007. In addition, the Company is subject to the highest federal income tax rate of 35% for the three months ended 2008, compared to a 34% statutory tax rate for the three months ended June 30, 2007. (See Note 20 of Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of $5.4 million, or $0.08 per diluted share for the three months ended June 30, 2008, compared to net income of $9.6 million, or $0.23 per diluted share, for the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following summarizes comparative results of operations for the periods indicated.

	Six Months Ended
	June 30,		Change
(In thousands)	2008	2007(1)	$	%
	Restated	Restated

Revenue
Transaction services	$115,689	$—	$115,689	—%
Investment management	60,363	70,246	(9,883)	(14.1)
Management services	122,376	—	122,376	—
Rental related	27,926	8,060	19,866	246.5

Total revenue	326,354	78,306	248,048	316.8

Operating Expense
Compensation costs	244,723	27,901	216,822	777.1
General and administrative	44,136	19,721	24,415	123.8
Depreciation and amortization	14,731	1,006	13,725	1,364.3
Rental related	18,615	6,056	12,559	207.4
Interest	10,124	3,837	6,287	163.9
Merger related costs	7,560	61	7,499	12,293.4

Total operating expense	339,889	58,582	281,307	480.2

Operating (Loss) Income	(13,535)	19,724	(33,259)	(168.6)

Other (Expense) Income
Equity in (losses) earnings of unconsolidated entities	(4,747)	1,475	(6,222)	(421.8)
Interest income	523	1,269	(746)	(58.8)
Other	(3,292)	1,112	(4,404)	(396.0)

Total other (expense) income	(7,516)	3,856	(11,372)	(294.9)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(21,051)	23,580	(44,631)	(189.3)
Minority interest in income of consolidated entities	(146)	(505)	359	71.1

(Loss) income from continuing operations before income tax benefit (provision)	(21,197)	23,075	(44,272)	(191.9)
Income tax benefit (provision)	9,555	(9,370)	18,925	202.0

(Loss) income from continuing operations	(11,642)	13,705	(25,347)	(184.9)

Discontinued Operations
Loss from discontinued operations — net of taxes	(402)	(62)	(340)	(548.4)
Gain on disposal of discontinued operations — net of taxes	366	206	160	77.7

Total (loss) income from discontinued operations	(36)	144	(180)	(125.0)

Net (Loss) Income	$(11,678)	$13,849	$(25,527)	(184.3)

(1)	Based on GAAP, the operating results for the six months ended June 30, 2007 represents legacy NNN business.

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

Investment Management Revenue

Investment Management revenue of approximately $60.4 million for the six months ended June 30, 2008 reflected the revenue generated through the fee structure of the various investment products, which included acquisition and disposition fees of $28.8 million and captive management fees of $17.3 million.

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

Acquisition fees increased approximately $3.2 million, or 15.9%, to approximately $23.7 million for the six months ended June 30, 2008, compared to approximately $20.5 million for the same period in 2007. The year-over-year increase in acquisition fees was primarily attributed to an increase of approximately $8.8 million in fees earned from the Company’s non-traded REIT programs, $4.4 million from the wealth management platform, partially offset by a decrease of $8.6 million in fees from the TIC programs. During the six months ended June 30, 2008, the Company acquired 41 properties on behalf of its sponsored programs for an approximate aggregate total of $846.4 million, compared to 36 properties for an approximate aggregate total of $923.5 million during the same period in 2007.

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

Operating Expense Overview

The total increase in operating expense of approximately $281.3 million, or 480.2%, for the six months ended June 30, 2008, compared to the same period in 2007, included $246.8 million due to the legacy Grubb & Ellis business and $7.6 million due to additional merger related costs, $12.6 million in rental related expenses, $3.2 million in non-cash stock based compensation, $8.9 million in depreciation and amortization and $5.4 million in interest expense activity primarily related to five properties held for investment.

Compensation Costs

Compensation costs increased approximately $216.8 million, or 777.1%, to $244.7 million for the six months ended June 30, 2008, compared to $27.9 million for the same period in 2007 due to approximately $216.1 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business increased approximately 2.1% to $28.5 million, for the six months ended June 30, 2008, compared to $27.9 million for the same period in 2007. Included in the compensation cost was non-cash stock compensation expense which increased by $3.1 million to $5.7 million for the six months ended June 30, 2008 compared to $2.6 million for the same period in 2007.

General and Administrative

General and administrative expense increased approximately $24.4 million, or 123.8%, to $44.1 million for the six months ended June 30, 2008, compared to $19.7 million for the same period in 2007 due to approximately $27.2 million of general and administration expenses attributed to legacy Grubb & Ellis operations, partially offset by a $2.8 million decrease related to the investment management business, primarily due to a decrease of $2.1 million in marketing related costs and a $1.0 million decrease in legal fees.

General and administrative expense was 13.5% of total revenue for the six months ended June 30, 2008, compared with 25.2% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased approximately $13.7 million, or 1,364.3%, to $14.7 million for the six months ended June 30, 2008, compared to $1.0 million for the same period in 2007. Included in depreciation and amortization expense was approximately $1.8 million for amortization of other identified intangible assets. Approximately $9.3 million was attributed to depreciation and amortization expense from the legacy Grubb & Ellis operations, which included $5.8 million associated with three properties reclassified from held for sale to held for investment. The remaining $4.4 million of the increase was related to the investment management business, which increased to approximately $5.4 million for the six months ended June 30, 2008, compared to $1.0 million for the same period in 2007, primarily related to two properties held for investment.

Rental Expense

Rental expense includes the related expense for properties held for investment. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased approximately $6.3 million, or 163.9%, to $10.1 million for the six months ended June 30, 2008, compared to $3.8 million for the same period in 2007. Approximately $4.3 million was attributed to interest expense from the legacy Grubb & Ellis operations, which included $3.1 million primarily related to three assets held for investment. The remaining $2.0 million of the increase was related to the investment management business primarily related to two properties held for investment on the balance sheet.

Equity in Earnings (Losses) of Unconsolidated Entities

In the first quarter of 2008, the Company wrote off its investment in GERA, which resulted in a net impact of approximately $5.8 million, including $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs. Equity in losses also includes $1.5 million in equity in earnings related to seven LLCs that are consolidated pursuant to FIN No. 46(R). The consolidated LLCs record equity in earnings based on the LLCs pro rata ownership interest in the underlying unconsolidated properties.

Income Tax

The Company recognized a tax benefit of approximately $9.6 million for the six months ended June 30, 2008, compared to a tax provision of $9.4 million for the same period in 2007. The net $18.9 million decrease in tax expense was primarily a result of the nonrecurring tax benefit primarily due to the write-off of the GERA investment in the previous quarter, the cumulative charge of depreciation expense for the special purpose acquisition companies (“SPAC”) properties and lower fee revenues earned in the six months ended June 30, 2008 as compared to the same period in 2007. In addition, the Company is subject to the highest federal income tax rate of 35% for the six months ended 2008, compared to a 34% statutory tax rate for the six months ended June 30, 2007. (See Note 20 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of approximately $11.7 million, or $0.18 per diluted share for the six months ended June 30, 2008, compared to net income of $13.8 million, or $0.33 per diluted share, for the same period in 2007.

Liquidity and Capital Resources

As of June 30, 2008, cash and cash equivalents decreased by approximately $19.6 million, from a cash balance of $49.3 million as of December 31, 2007. The Company’s operating activities used net cash of $41.8 million, as the Company repaid net liabilities totaling $46.5 million primarily related to incentive compensation and deferred commission paid during the first quarter, which attained peak levels during the quarter ended December 31, 2007. Other operating activities generated net cash totaling $4.7 million. Investing activities used net cash of $46.3 million primarily for acquisition funding of Company sponsored real estate programs. Financing activities provided net cash of $68.4 million primarily through borrowings totaling $55.0 million under the Company’s line of credit and mortgage financing of Company sponsored real estate programs. Financing activities for the six months ended June 30, 2008 also included dividend payments of $8.4 million related to the dividends declared by the Company in December 2007 and the first quarter of 2008, and $30.0 million for repayment of mezzanine financing on two of the assets held for investment. The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of debt obligations, capital expenditures and dividends to stockholders for the second quarter, through current and retained earnings and borrowings under its $75.0 million line of credit with Deutsche Bank Trust Company. As of June 30, 2008, the Company had $63.0 million outstanding under the credit facility. Additionally, the Company has more than $90.0 million of equity in the assets held for investment.

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

TIC Program Exchange Provisions — Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. The Company deferred revenues relating to these agreements of $246,000 and $52,000 for the three months ended June 30, 2008 and 2007, respectively. The Company deferred revenues relating to these agreements of $492,000 and $104,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 the Company had recorded liabilities totaling $3.3 million related to such agreements, consisting of $3.3 million of cumulative deferred revenues.

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

The Company’s guarantees consisted of the following as of June 30, 2008 and December 31, 2007:

(In thousands)	June 30, 2008	December 31, 2007

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,292,573	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	131,180	221,430
Guarantees of the Company’s mezzanine debt	—	48,790
Recourse guarantees of debt of properties under management	39,408	47,399
Recourse guarantees of the Company’s debt	14,836	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Subsequent Events

On July 10, 2008, Scott D. Peters resigned as the Company’s Chief Executive Officer and President. As a consequence, the Employment Agreement between the Company and Mr. Peters was terminated in accordance with its terms. Pursuant to the terms of the Employment Agreement, upon Mr. Peters’ resignation as an officer of the Company, he is also deemed to resign as a director of the Company, and as an officer and director of all of the Company’s affiliates and subsidiaries. As a direct consequence of Mr. Peters resignation, on July 10, 2008, the Company’s Board of Directors appointed independent director Gary H. Hunt as the Company’s interim Chief Executive Officer while it currently conducts a search for a permanent Chief Executive Officer and President. As a consequence of his appointment as the Company’s interim Chief Executive Officer, Mr. Hunt has resigned his positions as Chair of the Company’s Compensation Committee and as a member of the Company’s Corporate Governance and Nominating Committee. While he serves as interim Chief Executive Officer, Mr. Hunt shall be replaced by C. Michael Kojaian as a member of the Corporate Governance and Nominating Committee and by D. Fleet Wallace as Chair of the Compensation Committee. In addition, Mr. Kojaian also became a member of the Company’s Compensation Committee. There is no family relationship between Mr. Hunt and any other executive officer or director of the Company, and there is no arrangement or understanding under which Mr. Hunt was appointed as interim Chief Executive Officer. There are no transactions to which the Company or any of its subsidiaries is a party and in which Mr. Hunt has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

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

On August 5, 2008, the Company amended the terms of its $75 million credit facility to provide for, among other things, an extension from September 30, 2008 until March 31, 2009 to dispose of the three real estate assets that the Company had previously acquired on behalf of GERA. Additionally, the credit facility was also amended to modify select debt covenants in order to provide greater flexibility to facilitate the Company’s 1031 TIC programs. The modifications made to the debt covenants now permit the Company to incur certain contingent obligations with respect to any guarantee of primary obligations of certain TIC syndications effected by the Company that comply with requirements set forth in the credit facility, provided that (i) such primary obligations shall consist solely of obligations under a first-lien mortgage loan, (ii) the principal amount of such first-lien mortgage loan shall not exceed seventy percent (70%) of the then current fair market value of the real estate assets securing such mortgage loan, and (iii) to the extent certain contingent obligations first incurred after December 31, 2007, such contingent obligations as described in Sections 5.02(b)(iii)(F) of the credit facility shall not exceed $125,000,000 in the aggregate. In addition, the Recourse Debt/Core EBITDA Ratio for the quarter ending September 30, 2008, and thereafter, was amended from 2.00:1.00 to 2.25:1.00. See Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Report for a description of these properties.

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

[1]	Items 2, 3, 4 and 5 are not applicable for the six months ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY
          (Registrant)

/s/  Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 28, 2009

Grubb & Ellis Company

EXHIBIT INDEX

for the quarter ended June 30, 2008

Exhibit

(31†)	Section 302 Certifications
(32†)	Section 906 Certification

†	Filed herewith.