Form 10-Q/A
period 2008-09-30
GRUBB & ELLIS CO
filed 2009-05-28
CIK 216039

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to reflect the restatement of the Registrant’s consolidated financial statements as of and for the three and nine month periods ended September 30, 2008 and 2007. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements, including “Note 2 to the Consolidated Financial Statements” for the impact of the restatement on each period presented.

This amendment to the Company’s Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2008 filed with the Securities and Exchange Commission on November 10, 2008 amends and restates only those items of the previously filed Form 10-Q which have been affected by the restatement, although all items of the Form 10-Q are reproduced in this amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. For additional information regarding the restatement, see “Note 2 to the Consolidated Financial Statements” included in Part I, Item 1.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2008	December 31, 2007
	Restated

ASSETS
Current assets:
Cash and cash equivalents	$34,426	$49,328
Restricted cash	33,735	70,023
Investment in marketable securities	4,915	9,052
Current portion of accounts receivable from related parties — net	25,379	32,795
Current portion of advances to related parties — net	8,291	6,667
Notes receivable from related party — net	9,100	7,600
Service fees receivable — net	20,620	19,521
Current portion of professional service contracts — net	7,477	7,235
Real estate deposits and pre-acquisition costs	7,549	11,818
Properties held for sale including investments in unconsolidated entities — net	17,570	98,206
Identified intangible assets and other assets held for sale — net	2,155	23,569
Prepaid expenses and other assets	26,042	13,032
Deferred tax assets	5,347	7,991

Total current assets	202,606	356,837
Accounts receivable from related parties — net	7,168	10,360
Advances to related parties — net	7,733	3,751
Professional service contracts — net	11,604	13,088
Investments in unconsolidated entities	11,804	22,191
Properties held for investment — net	183,646	233,970
Property, equipment and leasehold improvements — net	14,628	16,743
Goodwill	171,723	169,317
Identified intangible assets — net	133,841	145,427
Other assets — net	14,466	16,858
Deferred tax assets	907	—

Total assets	$760,126	$988,542

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,059	$102,004
Due to related parties	1,112	3,329
Current portion of line of credit	63,000	—
Current portion of notes payable and capital lease obligations	453	30,447
Notes payable of properties held for sale including investments in unconsolidated entities	10,656	91,020
Liabilities of properties held for sale — net	72	907
Other liabilities	30,307	14,017

Total current liabilities	168,659	241,724
Long-term liabilities:
Line of credit	—	8,000
Senior notes	16,277	16,277
Notes payable and capital lease obligations	215,027	228,254
Other long-term liabilities	20,598	30,421
Deferred tax liabilities	—	29,914

Total liabilities	420,561	554,590
Commitments and contingencies (See Note 15)	—	—
Minority interest	8,886	29,896
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized as of September 30, 2008 and December 31, 2007; no shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 64,646,398 and 64,824,777 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	646	648
Additional paid-in capital	400,596	393,665
(Accumulated deficit) retained earnings	(70,563)	10,792
Accumulated other comprehensive loss	—	(1,049)

Total stockholders’ equity	330,679	404,056

Total liabilities, minority interest and stockholders’ equity	$760,126	$988,542

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	Restated	Restated	Restated	Restated

REVENUE
Transaction services	$57,502	$—	$173,191	$—
Investment management	24,116	40,742	84,479	110,988
Management services	63,479	—	185,855	—
Rental related	13,220	9,565	41,146	17,625

Total revenue	158,317	50,307	484,671	128,613

OPERATING EXPENSE
Compensation costs	120,765	17,142	365,488	45,043
General and administrative	40,263	10,049	84,399	29,770
Depreciation and amortization	7,019	5,012	21,750	6,018
Rental related	7,643	7,687	26,258	13,743
Interest	4,410	3,199	14,534	7,036
Merger related costs	2,657	140	10,217	201
Real estate related impairments	57,485	—	57,485	—

Total operating expense	240,242	43,229	580,131	101,811

OPERATING (LOSS) INCOME	(81,925)	7,078	(95,460)	26,802

OTHER (EXPENSE) INCOME
Equity in (losses) earnings of unconsolidated real estate	(5,855)	395	(10,602)	1,870
Interest income	234	915	757	2,184
Other	(509)	(699)	(3,801)	413

Total other (expense) income	(6,130)	611	(13,646)	4,467

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(88,055)	7,689	(109,106)	31,269
Minority interest in loss (income) of consolidated entities	6,444	(760)	6,298	(1,265)

(Loss) income from continuing operations before income tax benefit (provision)	(81,611)	6,929	(102,808)	30,004
Income tax benefit (provision)	25,712	(2,281)	35,267	(11,651)

(Loss) income from continuing operations	(55,899)	4,648	(67,541)	18,353

Discontinued operations
Loss from discontinued operations — net of taxes	(198)	(416)	(600)	(478)
(Loss) gain on disposal of discontinued operations — net of taxes	(185)	184	181	390

Total loss from discontinued operations	(383)	(232)	(419)	(88)

NET (LOSS) INCOME	$(56,282)	$4,416	$(67,960)	$18,265

Basic (loss) earnings per share
(Loss) income from continuing operations	$(0. 88)	$0.11	$(1.06)	$0.44
Loss from discontinued operations	—	—	(0.01)	—

Net (loss) earnings per share	$(0.88)	$0.11	$(1.07)	$0.44

Diluted (loss) earnings per share
(Loss) income from continuing operations	$(0.88)	$0.11	$(1.06)	$0.44
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net (loss) earnings per share	$(0.88)	$0.10	$(1.07)	$0.43

Basic weighted average shares outstanding	63,601	41,943	63,574	41,943

Diluted weighted average shares outstanding	63,601	42,127	63,574	42,057

Dividends declared per share	$—	$0.09	$0.2050	$0.23

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
	Restated	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(67,960)	$18,265
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in losses (earnings) of unconsolidated real estate	10,602	(1,870)
Depreciation and amortization	28,017	5,732
Loss on disposal of property, equipment and leasehold improvements	312	605
Impairment of real estate held for investment	45,767	—
Stock-based compensation	8,484	5,014
Compensation expense on profit sharing arrangements	1,716	1,084
Amortization/write-off of intangible contractual rights	1,179	2,620
Amortization of deferred financing costs	342	494
Loss (gain) on sale of marketable equity securities	3,344	(411)
Deferred income taxes	(28,849)	(4,183)
Allowance for uncollectible accounts	10,861	566
Minority interest	(6,298)	1,265
Other operating noncash gains (losses)	612	(130)
Changes in operating assets and liabilities:
Accounts receivable from related parties	4,635	(10,483)
Prepaid expenses and other assets	(24,395)	(34,763)
Accounts payable and accrued expenses	(31,103)	3,101
Other liabilities	8,614	3,160

Net cash used in operating activities	(34,120)	(9,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,359)	(2,515)
Tenant improvements and capital expenditures	(2,958)	—
Purchases of marketable equity securities	(505)	(23,774)
Proceeds from sale of marketable equity securities	2,653	21,680
Advances to related parties	(10,169)	(8,545)
Proceeds from repayment of advances to related parties	22,543	44,089
Payments to related parties	(2,217)	(1,012)
Origination of notes receivable from related parties	(15,100)	(22,900)
Repayment of notes receivable from related parties	13,600	30,700
Investments in unconsolidated entities	(673)	(5,048)
Distributions of capital from unconsolidated real estate	603	59
Acquisition of properties	(111,690)	(503,222)
Proceeds from sale of properties held for sale	—	100,456
Real estate deposits and pre-acquisition costs	(56,568)	(66,088)
Proceeds from collection of real estate deposits and pre-acquisition costs	81,851	76,967
Restricted cash	15,270	(18,493)

Net cash used in investing activities	(66,719)	(377,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	55,000	—
Borrowings on notes payable and capital lease obligations	—	56,502
Repayments of notes payable and capital leases obligations	(43,273)	(4,698)
Proceeds from issuance of participating notes	—	6,014
Other financing costs	52	840
Borrowings on notes payable of properties held for sale	94,149	305,769
Repayments of notes payable of properties held for sale	(12,946)	(34,465)
Deferred financing costs	(2,693)	(959)
Net proceeds from the issuance of common stock	314	—
Repurchase of common stock	(1,840)	—
Dividends paid to common stockholders	(15,129)	(9,611)
Contributions from minority interests	15,323	19,165
Distributions to minority interests	(3,020)	(1,328)

Net cash provided by financing activities	85,937	337,229

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,902)	(50,351)
Cash and cash equivalents — Beginning of period	49,328	102,226

Cash and cash equivalents — End of period	$34,426	$51,875

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends accrued	$—	$3,931

Deconsolidation of assets held by variable interest entities	$243,398	$149,772

Deconsolidation of liabilities held by variable interest entities	$198,409	$108,158

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Upon review of the accounting treatment for these letter agreements as well as other TIC Programs and master lease arrangements, management concluded that NNN had not accounted for some of the letter agreements and that NNN had incorrectly recognized revenue as it related to these letter agreements as well as other TIC Programs and master lease arrangements under Statement of Financial Accounting Standards Statement No. 66, Accounting for Sales of Real Estate, and Statement of Position 92-1, Accounting for Real Estate Syndication Income, because the Company had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties. As a result of the recognition by the Company of the applicable fee revenue in the incorrect accounting period, the Company decreased revenues in the three and nine months ended September 30, 2008 by approximately $919,000 and $2.1 million, respectively; and increased revenues in the three and nine months ended September 30, 2007 by approximately $605,000 and $385,000, respectively, to correct these errors.

Management also concluded that because NNN had various forms of continuing involvement after the close of the sale of the investments in the TIC Programs to third-parties, certain entities involved in the TIC Programs were variable interest entities in which the Company was the primary beneficiary and therefore were required to be consolidated in accordance with FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB 51 (“FIN 46(R)”). As a result, the Company increased total assets by $5.2 million, total liabilities by $316,000 and minority interest by $4.9 million as of September 30, 2008 to correct this error.

Restatement adjustments pertaining to income taxes relate to the revenue recognition restatement adjustments described above.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

All applicable notes have been restated to reflect the above described adjustments.

	September 30, 2008
	As previously
(In thousands)	reported	Adjustments(1)	As Restated

ASSETS
Current assets:
Restricted cash/reserves	$33,419	$316	$33,735
Current portion of accounts receivable from related parties - net	25,403	(24)	25,379

Current portion of advances to related parties - net	8,634	(343)	8,291

Prepaid expenses and other assets	24,894	1,148	26,042
Total current assets	201,509	1,097	202,606

Investments in unconsolidated entities	6,944	4,860	11,804
Deferred tax assets	-	907	907
Total assets	753,262	6,864	760,126

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	61,622	1,437	63,059
Other liabilities	9,204	21,103	30,307
Total current liabilities	146,119	22,540	168,659
Long-term liabilities:
Deferred tax liabilities	2,984	(2,984)	-
Total liabilities	401,005	19,556	420,561
Minority interest	4,027	4,859	8,886
Stockholders’ equity:
Accumulated deficit	(53,012)	(17,551)	(70,563)
Total stockholders’ equity	348,230	(17,551)	330,679
Total liabilities, minority interest and stockholders’ equity	753,262	6,864	760,126

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2008
	As Previously			As Previously
(In thousands)	Reported	Adjustments(1)	As Restated	Reported	Adjustments(1)	As Restated

REVENUE
Investment management	$25,035	$(919)	$24,116	$86,561	$(2,082)	$84,479
Total revenue	159,236	(919)	158,317	486,753	(2,082)	484,671

OPERATING EXPENSE
Compensation costs	118,874	1,891	120,765	359,853	5,635	365,488
Depreciation and amortization	8,910	(1,891)	7,019	27,385	(5,635)	21,750
Real estate related impairments	45,767	11,718	57,485	45,767	11,718	57,485
Total operating expense	228,524	11,718	240,242	568,413	11,718	580,131
OPERATING (LOSS) INCOME	(69,288)	(12,637)	(81,925)	(81,660)	(13,800)	(95,460)
OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated entities	(120)	(5,735)	(5,855)	(6,318)	(4,284)	(10,602)
Interest income	235	(1)	234
Other	(508)	(1)	(509)
Total other expense	(393)	(5,737)	(6,130)	(9,362)	(4,284)	(13,646)
Loss from continuing operations before minority interest and income tax benefit	(69,681)	(18,374)	(88,055)	(91,022)	(18,084)	(109,106)
Minority interest in loss of consolidated entities	703	5,741	6,444	2,008	4,290	6,298
Loss from continuing operations before income tax benefit	(68,978)	(12,633)	(81,611)	(89,014)	(13,794)	(102,808)
Income tax benefit	25,346	366	25,712	34,434	833	35,267
Loss from continuing operations	(43,632)	(12,267)	(55,899)	(54,580)	(12,961)	(67,541)
Loss on disposal of discontinued operations — net of taxes	(186)	1	(185)
Total loss from discontinued operations	(384)	1	(383)
NET LOSS	$(44,016)	$(12,266)	$(56,282)	$(54,999)	$(12,961)	$(67,960)

Basic loss per share
Loss from continuing operations	$(0.69)	$(0.19)	$(0.88)	$(0.86)	$(0.20)	$(1.06)
Loss from discontinued operations	$—	$—	$—	$(0.01)	$—	$(0.01)

Net loss per share	$(0.69)	$(0.19)	$(0.88)	$(0.87)	$(0.20)	$(1.07)
Diluted loss per share
Loss from continuing operations	$(0.69)	$(0.19)	$(0.88)	$(0.86)	$(0.20)	$(1.06)
Loss from discontinued operations	$—	$—	$—	$(0.01)	$—	$(0.01)

Net loss per share	$(0.69)	$(0.19)	$(0.88)	$(0.87)	$(0.20)	$(1.07)
Basic weighted average shares outstanding	63,601		63,601	63,574		63,574

Diluted weighted average shares outstanding	63,601		63,601	63,574		63,574

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2007			September 30, 2007
	As Previously			As Previously
(In thousands)	Reported	Adjustments(1)	As Restated	Reported	Adjustments(1)	As Restated

REVENUE
Investment management	$40,137	$605	$40,742	$110,603	$385	$110,988
Total revenue	49,702	605	50,307	128,228	385	128,613

OPERATING EXPENSE
General and administrative				29,769	1	29,770
Interest	3,200	(1)	3,199	6,685	351	7,036
Total operating expense	43,230	(1)	43,229	101,459	352	101,811
OPERATING INCOME	6,472	606	7,078	26,769	33	26,802
OTHER INCOME (EXPENSE)
Equity in (losses) earnings of unconsolidated entities	(519)	914	395	(40)	1,910	1,870
Interest income				2,182	2	2,184
Total other (expense) income	(303)	914	611	2,555	1,912	4,467
Income from continuing operations before minority interest and income tax provision	6,169	1,520	7,689	29,324	1,945	31,269
Minority interest in loss (income) of consolidated entities	155	(915)	(760)	111	(1,376)	(1,265)
Income from continuing operations before income tax provision	6,324	605	6,929	29,435	569	30,004
Income tax provision	(2,039)	(242)	(2,281)	(11,423)	(228)	(11,651)
Income (loss) from continuing operations	4,285	363	4,648	18,012	341	18,353
NET INCOME (LOSS)	$4,053	$363	$4,416	$17,924	$341	$18,265

Basic earnings per share
Income from continuing operations	$0.10	$0.01	$0.11	$0.43	$0.01	$0.44
Loss from discontinued operations	$—	$—	$—	$—	$—	$—

Net earnings per share	$0.10	$0.01	$0.11	$0.43	$0.01	$0.44
Diluted earnings per share
Income from continuing operations	$0.10	$0.01	$0.11	$0.43	$0.01	$0.44
Loss from discontinued operations	$—	$(0.01)	$(0.01)	$—	$(0.01)	$(0.01)

Net earnings per share	$0.10	$—	$0.10	$0.43	$—	$0.43
Basic weighted average shares outstanding	41,943		41,943	41,943		41,943
Diluted weighted average shares outstanding	42,127		42,127	42,057		42,057

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2007
	As Previously			As Previously
(In thousands)	Reported	Adjustments(1)	As Restated	Reported	Adjustments(1)	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(54,999)	$(12,961)	$(67,960)	$17,924	$341	$18,265
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses (earnings) of unconsolidated entities	6,318	4,284	10,602	40	(1,910)	(1,870)
Deferred income taxes	(28,016)	(833)	(28,849)	(4,411)	228	(4,183)
Minority interest	(2,008)	(4,290)	(6,298)	(111)	1,376	1,265
Other liabilities	(5,186)	13,800	8,614	3,195	(35)	3,160

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

The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of September 30, 2008				As of December 31, 2007
		Gross		Fair				Fair
	Historical	Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Equity securities	$5,548	$72	$(705)	$4,915	$7,250	$134	$(1,417)	$5,967

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2008				September 30, 2008
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total

Equity securities	$108	$(568)	$212	$(248)	$237	$(2,172)	$622	$(1,313)
Less investment expenses	(77)	—	—	(77)	(244)			(244)

	$31	$(568)	$212	$(325)	$(7)	$(2,172)	$622	$(1,557)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	RELATED PARTIES

Related party balances are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007

Accrued property management fees	$20,268	$19,574
Accrued lease commissions	8,302	9,945
Other accrued fees	4,763	4,432
Other receivables	1,151	4,147
Accrued asset management fees	2,033	1,206
Accounts receivable from sponsored REITs	5,429	4,796
Accrued real estate acquisition fees	1,828	87

Total	43,774	44,187
Allowance for uncollectible receivables	(11,227)	(1,032)

Accounts receivable from related parties — net	32,547	43,155
Less portion classified as current	(25,379)	(32,795)

Non-current portion	$7,168	$10,360

Advances to Related Parties

The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, generally have payment terms of one year or less, and bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007
	Restated

Advances to properties of related parties	$15,176	$9,823
Advances to related parties	2,413	2,434

Total	17,589	12,257
Allowance for uncollectible advances	(1,565)	(1,839)

Advances to related parties — net	16,024	10,418
Less portion classified as current	(8,291)	(6,667)

Non-current portion	$7,733	$3,751

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

5.	INVESTMENTS IN UNCONSOLIDATED ENTITIES (Restated)

As of September 30, 2008 and December 31, 2007, the Company held investments in five joint ventures totaling $5.2 million and $5.9 million, respectively, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to FIN No. 46(R), the Company has consolidated nine limited liability companies (“LLCs”) with investments in unconsolidated entities totaling $20.4 million as of September 30, 2008 and 13 LLCs with investments in unconsolidated entities totaling $17.0 million as of December 31, 2007, respectively (of which $15.5 million and $5.9 million is included in properties held for sale including investments in unconsolidated entities on the consolidated balance sheet as of September 30, 2008 and December 31, 2007, respectively). In addition, the Company had an investment in Grubb & Ellis Realty Advisors, Inc. (“GERA”) of $4.1 million as of December 31, 2007. The remaining amounts within investments in unconsolidated entities are related to various LLCs, which represent ownership interests of less than 1.0%.

Legacy Grubb & Ellis owned approximately 5.9 million shares of common stock of Grubb & Ellis Realty Advisors, Inc. (“GERA”), which was a publicly traded special purpose acquisition company, which represented approximately 19% of the outstanding common stock. Legacy Grubb & Ellis also owned approximately 4.6 million GERA warrants which were exercisable into additional GERA common stock, subject to certain conditions. As part of the Merger, the Company recorded each of these investments at fair value on December 7, 2007, the date they were acquired, at a total investment of approximately $4.5 million.

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

6.	PROPERTIES HELD FOR INVESTMENT

A summary of the balance sheet information for properties held for investment is as follows:

(In thousands)	Useful Life	September 30, 2008	December 31, 2007

Building and capital improvements	39 years	$168,965	$211,555
Accumulated depreciation		(11,630)	(3,896)

Total		157,335	207,659
Land		26,311	26,311

Properties held for investment — net		$183,646	$233,970

The Company recognized approximately $2.4 million and $1.2 million of depreciation expense related to the properties held for investment for the three months ended September 30, 2008 and 2007, respectively, and approximately $8.0 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements as of September 30, 2008. The Company has a covenant within its credit agreement which requires the sale of certain of these assets before March 31, 2009, and the recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this resulted in an assessment of the value of the assets given this reduced potential ownership hold period. This valuation review resulted in the Company recognizing an impairment charge of approximately $57.5 million against the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

carrying value of the properties as of September 30, 2008, which is recorded separately on the statement of operations.

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

	Unaudited Pro Forma	Unaudited Pro Forma
	Results for the	Results for the
	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	September 30, 2007	September 30, 2007
	Restated	Restated

Revenue	$178,715	$517,013
Income from continuing operations	$7,696	$11,797
Net income	$7,643	$11,709
Basic earnings per share	$0.18	$0.28
Weighted average shares outstanding for basic earnings per share	41,943	41,943
Diluted earnings per share	$0.18	$0.28
Weighted average shares outstanding for diluted earnings per share	42,127	42,057

8.	PROPERTY ACQUISITIONS

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

(In thousands)	Useful Life	September 30, 2008	December 31, 2007

Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$20,538	$20,538
Accumulated amortization — contract rights		(4,700)	(3,521)

Contract rights, net		15,838	17,017

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,436	5,579
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	300	300
Other contract rights	5 to 7 years	1,418	1,418
Non-compete and employment agreements	3 to 4 years	97	597

		88,151	88,794
Accumulated amortization		(2,975)	(338)

Other identified intangible assets, net		85,176	88,456

Identified intangible assets — properties
In place leases and tenant relationships	35 to 95 months	34,647	35,923
Above market leases	1 to 24 months	7,653	7,653

		42,300	43,576
Accumulated amortization — properties		(9,473)	(3,622)

Identified intangible assets, net — properties		32,827	39,954

Total identified intangible assets, net		$133,841	$145,427

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

Amortization expense recorded for the other identified intangible assets was approximately $869,000 and $57,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $2.6 million and $57,000 for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statements of operations.

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

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007
	Restated

Accrued liabilities	$14,922	$14,990
Salaries and related costs	16,876	16,028
Accounts payable	8,125	10,961
Broker commissions	9,250	26,597
Dividends	—	1,733
Severance	4,020	4,965
Bonuses	3,573	14,934
Property management fees and commissions due to third parties	3,373	4,909
Interest	1,234	1,431
Other	1,686	5,456

Total	$63,059	$102,004

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007

Mortgage debt payable to various financial institutions for real estate held for investment, with variable interest rates based on London Interbank Offered Rate (“LIBOR”) and include an interest rate cap for LIBOR at 6.00% (interest rates ranging from 4.99% to 5.99% per annum as of September 30, 2008). The notes require monthly interest-only payments and mature in July 2009 and have automatic one-year extension options	$107,539	$120,500
Mortgage debt payable to various financial institutions for real estate held for investment. Fixed interest rates range from 5.95% to 6.32% per annum. The notes mature at various dates through November 2018. As of September 30, 2008, all notes require monthly interest-only payments	107,000	107,000
Mezzanine debt payable to various financial institutions, with variable interest rates based on LIBOR (ranging from 11.31% to 12.00% per annum as of December 31, 2007), required monthly interest-only payments. These debts were paid in full during the first and second quarters of 2008	—	30,000
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest payments are due quarterly	315	411
Capital leases obligations	626	790

Total	215,480	258,701
Less portion classified as current	(453)	(30,447)

Non-current portion	$215,027	$228,254

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12. NOTES PAYABLE OF PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES

Notes payable of properties held for sale including investments in unconsolidated entities consisted of the following:

(In thousands)	September 30, 2008	December 31, 2007

Mortgage debt payable to a financial institution with a variable interest rate based on LIBOR (interest rate of approximately 5.50% per annum as of September 30, 2008). The note requires monthly interest-only payments and quarterly principal payments of $125,000 on each of December 31, 2008, March 31, 2009 and June 30, 2009 and matures on September 30, 2009	$1,000	$—
Mezzanine debt payable to an entity managed by an affiliate, with a fixed rate of interest of 12.00%. Principal and interest payments are due on the maturity date which is 90 days from each advance. The advances mature at various dates through December 2008	9,656	—
Mortgage debt payable to various financial institutions for real estate held for sale. Fixed interest rates range from 6.14% to 6.79% per annum. The notes were scheduled to mature at various dates through January 2018. As of December 31, 2007, all notes required monthly interest-only payments (paid in full in 2008)	—	72,230
Mezzanine debt payable to various financial institutions for real estate held for sale, fixed and variable interest rates range from 6.86% to 10.23% per annum. The notes were scheduled to mature at various dates through December 2008. As of December 31, 2007, all notes required monthly interest-only payments (paid in full in 2008)	—	18,790

Total	$10,656	$91,020

13.	LINE OF CREDIT

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA performance. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Debt /EBITDA ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 3.75:1.00 to 5.50:1.00, while the Debt /EBITDA Ratio for the quarters ending March 31, 2009 and thereafter remain at 3.50:1.00. The Interest Coverage Ratio for the quarters ending September 30, 2008, December 31, 2008 and March 31, 2009 were amended from 3.50:1.00 to 3.25:1.00, while the Interest Coverage Ratio for the quarters ended June 30, 2009 and September 30, 2009 remained unchanged at 3.50:1.00 and for the quarters ended December 31, 2009 and thereafter remained unchanged at 4.00:1.00. The Recourse Debt/Core EBITDA Ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 2.25:1.00 to 4.25:1.00, while the Recourse Debt/Core EBITDA Ratio for the quarters thereafter remained unchanged at 2.25:1.00. The Core EBITDA to be maintained by the Company at all times was reduced from $60.0 million to $30.0 million and the Minimum Liquidity to be maintained by the Company at all times was reduced from $25.0 million to $15.0 million. As a result of the Second Letter Amendment the Company is in compliance with all debt covenants as of September 30, 2008. However, due to the current economic and business environment, the Company has limited visibility to future performance and there is uncertainty as to the Company’s ability to meet the covenants over the next twelve months. Therefore, the Line of Credit has been classified as a current liability as of September 30, 2008.

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

	Transaction	Investment	Management
Three Months Ended September 30, 2008	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$57,502	$24,116	$63,479	$145,097
Compensation costs	53,400	12,440	54,925	120,765
General and administrative	12,683	24,459	3,121	40,263

Segment operating (loss) income	$(8,581)	$(12,783)	$5,433	$(15,931)

	Transaction	Investment	Management
Three Months Ended September 30, 2007	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$—	$40,742	$—	$40,742
Compensation costs	—	17,142	—	17,142
General and administrative	—	10,049	—	10,049

Segment operating income	$—	$13,551	$—	$13,551

	Transaction	Investment	Management
Nine Months Ended September 30, 2008	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$173,191	$84,479	$185,855	$443,525
Compensation costs	162,208	35,062	168,218	365,488
General and administrative	36,851	38,997	8,551	84,399

Segment operating (loss) income	$(25,868)	$10,420	$9,086	$(6,362)

Segment assets	$138,652	$249,832	$53,583	$442,067

	Transaction	Investment	Management
Nine Months Ended September 30, 2007	Services	Management	Services	Total
	Restated	Restated	Restated	Restated
(In thousands)

Revenue	$—	$110,988	$—	$110,988
Compensation costs	—	45,043	—	45,043
General and administrative	—	29,770	—	29,770

Segment operating income	$—	$36,175	$—	$36,175

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a reconciliation between segment operating (loss) income to consolidated net (loss) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
	Restated	Restated	Restated	Restated

Reconciliation to consolidated net (loss) income:
Total segment operating (loss) income	$(15,931)	$13,551	$(6,362)	$36,175
Non-segment:
Rental operations, net	5,577	1,878	14,888	3,882
Other operating expenses	(71,571)	(8,351)	(103,986)	(13,255)
Other (expense) income	(6,130)	611	(13,646)	4,467
Minority interest in loss (income) of consolidated entities	6,444	(760)	6,298	(1,265)
Income tax benefit (provision)	25,712	(2,281)	35,267	(11,651)
Loss from discontinued operations	(383)	(232)	(419)	(88)

Net (loss) income	$(56,282)	$4,416	$(67,960)	$18,265

Reconciliation of segment assets to consolidated balance sheets:

(In thousands)	September 30, 2008	December 31, 2007
	Restated

Segment assets	$442,067	$635,972
Corporate assets	318,059	352,570

Total assets	$760,126	$988,542

15.	PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES AND DISCONTINUED OPERATIONS

A summary of the properties and related LLC’s held for sale balance sheet information is as follows:

(In thousands)	September 30, 2008	December 31, 2007

Restricted cash	$116	$13,223
Properties held for sale including investments in unconsolidated entities-net	17,570	98,206
Identified intangible assets and other assets held for sale-net	2,155	23,569
Other assets	137	606

Total assets	$19,978	$135,604

Notes payable of properties held for sale including investments in unconsolidated entities	$10,656	$91,020
Liabilities of properties held for sale-net	72	907
Other liabilities	1,870	4,850

Total liabilities	$12,598	$96,777

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

During the nine months ended September 30, 2008, the Company sold interests in certain real estate properties that it holds through various consolidated LLCs resulting in the deconsolidation of the LLCs and a decrease of approximately $185.0 million in properties held for sale including investments in unconsolidated entities. These non-cash transactions concurrently resulted in a decrease in restricted cash of approximately $20.4 million, a decrease in identified intangible assets and other assets held for sale of approximately $38.0 million, a decrease in accounts payable and accrued expenses of $8.8 million, a decrease in notes payable of properties held for sale including investments in unconsolidated entities of approximately $161.6 million, a decrease in minority interest liability of approximately $26.7 million, a decrease in other liabilities of approximately $1.3 million and an increase in proceeds from related parties of approximately $45.0 million.

During the nine months ended September 30, 2007, the Company sold interests in certain real estate properties that it holds through various consolidated LLCs resulting in the deconsolidation of the LLCs and an increase of approximately $2.5 million in investments in unconsolidated entities. These non-cash transactions concurrently resulted in a decrease in properties held for sale including investments in unconsolidated entities of approximately $137.7 million, a decrease in identified intangible assets and other assets held for sale of approximately $14.5 million, a decrease in notes payable of properties held for sale including investments in unconsolidated entities of approximately $98.2 million, a decrease in minority interest liability of approximately $7.4 million, a decrease in other liabilities of approximately $2.5 million and an increase in proceeds from related parties of approximately $41.6 million.

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

The following table summarizes the income and expense components that comprised discontinued operations, net of taxes, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007

Rental income	$149	$1,864	$2,275	$7,273
Rental expense	(211)	(624)	(1,456)	(3,067)
Interest expense (including amortization of deferred financing costs)	(136)	(1,813)	(1,419)	(5,004)
Tax benefit	—	157	—	320

Loss from discontinued operations-net of taxes	(198)	(416)	(600)	(478)
(Loss) gain on disposal of discontinued operations-net of taxes	(185)	184	181	390

Total loss from discontinued operations	$(383)	$(232)	$(419)	$(88)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

16.	COMMITMENTS AND CONTINGENCIES

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

The Company is also a 50% joint venture partner of four multi-family residential properties in various locations under non-cancelable leases. The leases which commenced in various months and expire from November 2014 through January 2015, require minimum monthly payments averaging $372,000 over the 10-year period. Rent expense under these operating leases was approximately $1.1 million and $1.1 million, for the three months ended September 30, 2008 and 2007, respectively, and approximately $3.4 million and $3.2 million, for the nine months ended September 30, 2008 and 2007, respectively.

The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $2.3 million and $2.1 million, for the three months ended September 30, 2008 and 2007, respectively, and approximately $6.8 million and $6.2 million, for the nine months ended September 30, 2008 and 2007, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

TIC Program Exchange Provisions — Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. The Company deferred revenues relating to these agreements of $246,000 and $52,000 for the three months ended September 30, 2008 and 2007, respectively. The Company deferred revenues relating to these agreements of $738,000 and $156,000 for the nine months ended September 30, 2008 and 2007, respectively. Additional losses of $11.7 million related to these agreements were recorded in 2008 to reflect the impairment in value of properties underlying the agreements with investors. As of September 30, 2008 the Company had recorded liabilities totaling $15.2 million related to such agreements, consisting of $3.5 million of cumulative deferred revenues and $11.7 million of additional losses related to these agreements.

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

The Company’s guarantees consisted of the following as of September 30, 2008 and December 31, 2007:

(In thousands)	September 30, 2008	December 31, 2007
	Restated

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,379,421	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	107,000	221,430
Guarantees of the Company’s mezzanine debt	—	48,790
Recourse guarantees of debt of properties under management	40,219	47,399
Recourse guarantees of the Company’s debt	11,000	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Alesco Seed Capital - On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company is required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed capital to fund the earn-out payments. As of September 30, 2008, the Company has invested $500,000 in seed capital into the open and closed end real estate funds that Alesco launched during 2008.

17.	EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings (loss) per share is computed using the weighted- average number of common shares outstanding during the period less unvested restricted shares. Diluted earnings (loss) per share is computed using the weighted-average number of common and common equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Unless otherwise indicated, all pre-merger NNN share data has been adjusted to reflect the 0.88 conversion as a result of the Merger.

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2008		2007		2008		2007
	Restated		Restated		Restated		Restated

Denominator:
Denominator for basic earnings (loss) per share:
Weighted-average number of common shares outstanding	63,601		41,943	(1)	63,574		41,943	(1)
Effect of dilutive securities:
Non-vested restricted stock and stock options	—	(2)	184	(1)	—	(2)	114	(1)

Denominator for diluted net income per share:
Weighted-average number of common and common equivalent shares outstanding	63,601		42,127		63,574		42,057

(1)	Shares of NNN’s common stock as of September 30, 2007, are converted to the Company’s common shares outstanding by applying December 7, 2007 merger exchange ratio for earnings per share disclosure purposes.

(2)	Outstanding non-vested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 2.5 million as of September 30, 2008. These shares were not included in the computation of diluted earnings per share because an operating loss was reported.

18.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
	Restated	Restated	Restated	Restated

Net (loss) income	$(56,282)	$4,416	$(67,960)	$18,265
Other comprehensive (loss) income:
Net unrealized gain (loss) on investments, net of taxes	66	(151)	706	(394)
Elimination of net unrealized loss on investments, net of taxes	120	—	120	—
Elimination of net unrealized loss on investment in GERA warrants	—	—	223	—

Total comprehensive (loss) income	$(56,096)	$4,265	$(66,911)	$17,871

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

20. INCOME TAXES

The components of income tax (benefit) provision from continuing operations for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
	Restated	Restated	Restated	Restated

Current:
Federal	$1,496	$3,652	$(4,227)	$12,648
State	(282)	1,113	(958)	3,129

	1,214	4,765	(5,185)	15,777

Deferred:
Federal	(21,952)	(1,898)	(24,272)	(3,315)
State	(4,974)	(586)	(5,810)	(811)

	(26,926)	(2,484)	(30,082)	(4,126)

	$(25,712)	$2,281	$(35,267)	$11,651

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

The differences between the total income tax (benefit) provision of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
	Restated	Restated	Restated	Restated

Federal income taxes at the statutory rate	$(24,492)	$2,154	$(31,883)	$10,067
State income taxes net of federal benefit	(3,388)	211	(4,485)	1,725
Credits	(402)	(57)	(177)	(191)
Non-deductible expenses	2,490	(21)	1,346	44
Other	80	(6)	(68)	6

(Benefit) provision for income taxes	$(25,712)	$2,281	$(35,267)	$11,651

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations and will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-

date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

RESULTS OF OPERATIONS

Overview

The Company reported revenue of approximately $484.7 million for the nine months ended September 30, 2008, compared with revenue of $128.6 million for the same period in 2007. Approximately $374.8 million of the increase was attributed to revenue from the Transaction Services and Management Services businesses and the operations of the assets previously warehoused for Grubb & Ellis Realty Advisors (“GERA”). The remaining increase was attributed to $7.7 million of rental related revenue primarily due to two assets held for investment, offset by a net decrease of $26.5 million in Investment Management revenue. The decrease in revenue as compared to the prior year period can be attributed to lower acquisition fees as a result of less tenant-in-common equity raise and lower disposition fees, only partially offset by an increase in acquisition fees related to our public non-traded REITs as a result of a significant increase in equity raise. Additionally, $5.6 million of property management fees related to captive management programs were recorded in management services revenue as the property management related to those programs was transferred subsequent to the Merger. The Company completed a total of 51 acquisitions and 11 dispositions on behalf of the investment programs it sponsors at values of approximately $1.1 billion and $233.9 million, respectively, during the nine months ended September 30, 2008. The net acquisitions from the Investment Management business allowed the Company to grow its captive assets under management by approximately 15% from $5.8 billion as of December 31, 2007 to $6.7 billion as of September 30, 2008.

The net loss for the first nine months of 2008 was $68.0 million, or $1.07 per diluted share, and included a third quarter non-cash charge of $57.5 million for real estate related impairments, a third quarter $16.3 million charge, $11.0 million of which is non-cash, which includes an allowance for bad debt on related party receivables and advances and an expected loss on the sale of a property under management for which the Company has a recourse obligation, a second quarter non-cash charge of $8.9 million for depreciation and amortization related to the reclassification of five assets held for sale to assets held for investment, a first quarter net write-off of its investment in GERA of $5.8 million and $10.2 million of merger and integration related costs. In addition, the year-to-date results included approximately $8.5 million of stock-based compensation, $3.8 million for amortization of contract rights and other identified intangible assets and $1.8 million of recognized loss on marketable equity securities. These charges were offset by $14.9 million of rental related operations.

As of September 30, 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements as of September 30, 2008. The Company has a covenant within its credit agreement which requires the sale of certain of these assets before March 31, 2009, and the recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this resulted in an assessment of the value of the assets given this reduced potential ownership hold period. This valuation review resulted in the Company recognizing an impairment charge of approximately $57.5 million against the carrying value of the properties as of September 30, 2008.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	September 30,		Change
(In thousands)	2008	2007(1)	$	%
	Restated	Restated

Revenue
Transaction services	$57,502	$—	$57,502	—%
Investment management	24,116	40,742	(16,626)	(40.8)
Management services	63,479	—	63,479	—
Rental related	13,220	9,565	3,655	38.2

Total revenue	158,317	50,307	108,010	214.7

Operating Expense
Compensation costs	120,765	17,142	103,623	604.5
General and administrative	40,263	10,049	30,214	300.7
Depreciation and amortization	7,019	5,012	2,007	40.0
Rental related	7,643	7,687	(44)	(0.6)
Interest	4,410	3,199	1,211	37.9
Merger related costs	2,657	140	2,517	1,797.9
Real estate related impairments	57,485	—	57,485	—

Total operating expense	240,242	43,229	197,013	455.7

Operating (Loss) Income	(81,925)	7,078	(89,003)	(1,257.5)

Other (Expense) Income
Equity in (losses) earnings of unconsolidated real estate	(5,855)	395	(6,250)	(1,582.3)
Interest income	234	915	(681)	(74.4)
Other	(509)	(699)	190	27.2

Total other (expense) income	(6,130)	611	(6,741)	(1,103.3)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(88,055)	7,689	(95,744)	(1,245.2)
Minority interest in loss (income) of consolidated entities	6,444	(760)	7,204	947.9

(Loss) income from continuing operations before income tax benefit (provision)	(81,611)	6,929	(88,540)	(1,277.8)
Income tax benefit (provision)	25,712	(2,281)	27,993	1,227.2

(Loss) income from continuing operations	(55,899)	4,648	(60,547)	(1,302.6)

Discontinued Operations
Loss from discontinued operations — net of taxes	(198)	(416)	218	52.4
(Loss) gain on disposal of discontinued operations — net of taxes	(185)	184	(369)	(200.5)

Total loss from discontinued operations	(383)	(232)	(151)	(65.1)

Net (Loss) Income	$(56,282)	$4,416	$(60,698)	(1,374.5)

(1)	Based on Generally Accepted Accounting Principles (“GAAP”), the operating results for the three months ended September 30, 2007 represents legacy NNN business.

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

Investment Management Revenue

Investment Management revenue of $24.1 million for the three months ended September 30, 2008 reflected the revenue generated through the fee structure of the various investment products, which included acquisition and disposition fees of approximately $6.7 million and captive management fees of $9.4 million. These fees include acquisition, disposition, financing, and property and asset management. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.

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

Acquisition fees decreased approximately $7.5 million, or 55.7%, to approximately $6.0 million for the three months ended September 30, 2008, compared to approximately $13.5 million for the same period in 2007. The quarter-over-quarter decrease in acquisition fees was primarily attributed to a decrease of $1.2 million in fees earned from the Company’s non-traded REIT programs and a decrease of $6.3 million in fees from the TIC programs. During the three months ended September 30, 2008, the Company acquired 10 properties on behalf of its sponsored programs for an approximate aggregate total of $209.9 million, compared to 23 properties for an approximate aggregate total of $710.5 million during the same period in 2007.

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

Operating Expense Overview

The Company’s operating expense of $240.2 million for the three months ended September 30, 2008 increased approximately $197.0 million, or 455.7%, for the three months ended September 30, 2008, compared to the same period in 2007, which included approximately $143.4 million due to the legacy Grubb & Ellis business, $57.5 million in real estate related impairments, $2.5 million due to additional merger related costs and $400,000 in additional non-cash stock based compensation.

Compensation Costs

Compensation costs increased approximately $103.6 million, or 604.5%, to $120.8 million for the three months ended September 30, 2008, compared to approximately $17.1 million for the same period in 2007 due to approximately $107.2 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business decreased approximately 20.5% to $13.7 million, for the three months ended September 30, 2008, compared to $17.1 million for the same period in 2007. Included in the compensation costs were non-cash stock compensation expense which increased by approximately $400,000 to $2.8 million for the three months ended September 30, 2008 compared to $2.4 million for the same period in 2007.

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

General and administrative expense was 25.4% of total revenue for the three months ended September 30, 2008, compared with 20.0% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased approximately $2.0 million, or 40.0%, to $7.0 million for the three months ended September 30, 2008, compared to approximately $5.0 million for the same period in 2007. Included in depreciation and amortization expense was $869,000 for amortization of other identified intangible assets. The remaining $6.1 million of depreciation and amortization is primarily related to five properties held for investment.

Rental Expense

Rental expense includes the related expense properties held for investment. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased approximately $1.2 million, or 37.9%, to $4.4 million for the three months ended September 30, 2008, compared to $3.2 million for the same period in 2007. Interest expense is primarily comprised of interest expense related to the Company’s Line of Credit (as defined below) and interest expense on the notes payable related to five properties held for investment.

Real Estate Related Impairments

The Company recognized an impairment charge of approximately $57.5 million during the three months ended September 30, 2008. During October 2008, the Company initiated a plan to sell the properties it classified as held for investment in its financial statements as of September 30, 2008. The Company has a covenant within its credit agreement which requires the sale of certain of these assets before March 31, 2009, and the recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), this resulted in an assessment of the value of the assets given this reduced potential ownership hold period. The impairment charge was recognized against the carrying value of the properties as of September 30, 2008.

Income Tax

The Company recognized a tax benefit of approximately $25.7 million for the three months ended September 30, 2008, compared to a tax provision of $2.3 million for the same period in 2007. The net $28.0 million decrease in tax expense was primarily a result of the tax benefit due to real estate impairments recognized during the three months ended September 30, 2008 as compared to the same period in 2007. In addition, the Company is subject to the highest federal income tax rate of 35.0% for the three months ended 2008, compared to a 34.0% statutory tax rate for the three months ended September 30, 2007. (See Note 20 of Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of $56.3 million, or $0.88 per diluted share for the three months ended September 30, 2008, compared to net income of $4.4 million, or $0.10 per diluted share, for the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following summarizes comparative results of operations for the periods indicated.

	Nine Months Ended
	September 30,		Change
(In thousands)	2008	2007(1)	$	%
	Restated	Restated

Revenue
Transaction services	$173,191	$—	$173,191	—%
Investment management	84,479	110,988	(26,509)	(23.9)
Management services	185,855	—	185,855	—
Rental related	41,146	17,625	23,521	133.5

Total revenue	484,671	128,613	356,058	276.8

Operating Expense
Compensation costs	365,488	45,043	320,445	711.4
General and administrative	84,399	29,770	54,629	183.5
Depreciation and amortization	21,750	6,018	15,732	261.4
Rental related	26,258	13,743	12,515	91.1
Interest	14,534	7,036	7,498	106.6
Merger related costs	10,217	201	10,016	4,983.1
Real estate related impairment	57,485	—	57,485	—

Total operating expense	580,131	101,811	478,320	469.8

Operating (Loss) Income	(95,460)	26,802	(122,262)	(456.2)

Other (Expense) Income
Equity in (losses) earnings of unconsolidated real estate	(10,602)	1,870	(12,472)	(667.0)
Interest income	757	2,184	(1,427)	(65.3)
Other	(3,801)	413	(4,214)	(1,020.3)

Total other (expense) income	(13,646)	4,467	(18,113)	(405.5)

(Loss) income from continuing operations before minority interest and income tax benefit (provision)	(109,106)	31,269	(140,375)	(448.9)
Minority interest in loss (income) of consolidated entities	6,298	(1,265)	7,563	597.9

(Loss) income from continuing operations before income tax benefit (provision)	(102,808)	30,004	(132,812)	(442.6)
Income tax benefit (provision)	35,267	(11,651)	46,918	402.7

(Loss) income from continuing operations	(67,541)	18,353	(85,894)	(468.0)

Discontinued Operations
Loss from discontinued operations — net of taxes	(600)	(478)	(122)	(25.5)
Gain on disposal of discontinued operations — net of taxes	181	390	(209)	(53.6)

Total loss from discontinued operations	(419)	(88)	(331)	(376.1)

Net (Loss) Income	$(67,960)	$18,265	$(86,225)	(472.1)

(1)	Based on GAAP, the operating results for the nine months ended September 30, 2007 represents legacy NNN business.

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

Investment Management Revenue

Investment Management revenue of approximately $84.5 million for the nine months ended September 30, 2008 reflected the revenue generated through the fee structure of the various investment products, which included acquisition and disposition fees of $35.5 million and captive management fees of $27.0 million.

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

Acquisition fees were down approximately 12.6% to $29.7 million for the nine months ended September 30, 2008, compared to approximately $34.0 million for the same period in 2007. The year-over-year decrease in acquisition fees was primarily attributed to a decrease of approximately $14.0 million in fees earned from the Company’s TIC programs, partially offset by an increase of $5.3 million from the non-traded REIT programs and $4.4 million from the wealth management platform. During the nine months ended September 30, 2008, the Company acquired 51 properties on behalf of its sponsored programs for an approximate aggregate total of $1.1 billion, compared to 58 properties for an approximate aggregate total of $1.6 billion during the same period in 2007.

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

Operating Expense Overview

The total increase in operating expense of approximately $478.3 million, or 469.8%, for the nine months ended September 30, 2008, compared to the same period in 2007, which included approximately $390.2 million due to the legacy Grubb & Ellis business, $57.5 million in real estate related impairments, a $16.3 million charge which includes an allowance for bad debt on related party receivables and advances and an expected loss on the sale of a property under management for which the Company has a recourse obligation, $10.0 million due to additional merger related costs and $3.5 million in additional non-cash stock based compensation.

Compensation Costs

Compensation costs increased approximately $320.4 million, or 711.4%, to $365.5 million for the nine months ended September 30, 2008, compared to $45.0 million for the same period in 2007 due to approximately $323.3 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business decreased approximately 6.4% to $42.1 million, for the nine months ended September 30, 2008, compared to $45.0 million for the same period in 2007. Included in the compensation cost was non-cash stock compensation expense which increased by $3.5 million to $8.5 million for the nine months ended September 30, 2008 compared to $5.0 million for the same period in 2007.

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

General and administrative expense was 17.4% of total revenue for the nine months ended September 30, 2008, compared with 23.1% for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization increased approximately $15.7 million, or 261.4%, to $21.8 million for the nine months ended September 30, 2008, compared to $6.0 million for the same period in 2007. Included in depreciation and amortization expense was approximately $2.6 million for amortization of other identified intangible assets. The remaining $19.2 million of depreciation and amortization is primarily related to five properties held for investment.

Rental Expense

Rental expense includes the related expense for properties held for investment. These line items also include pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased approximately $7.5 million, or 106.6%, to $14.5 million for the nine months ended September 30, 2008, compared to $7.0 million for the same period in 2007. Interest expense is primarily comprised of interest expense related to the Company’s Line of Credit and interest expense on the notes payable related to five properties held for investment.

Equity in Earnings (Losses) of Unconsolidated Real Estate

In the first quarter of 2008, the Company wrote off its investment in GERA, which resulted in a net impact of approximately $5.8 million, including $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs. Equity in losses also includes $8.5 million in equity in earnings related to seven LLCs that are consolidated pursuant to FIN No. 46(R). The consolidated LLCs record equity in earnings based on the LLCs pro rata ownership interest in the underlying unconsolidated properties.

Minority Interests

Minority interest in loss increased by $7.6 million, or 597.9%, to $6.3 million during the nine months ended September 30, 2008, compared to minority interest in income of $1.3 million for the same period in 2007. Minority interest in loss includes $6.4 million in real estate related impairments recorded at the underlying properties during the nine months ended September 30, 2008.

Real Estate Related Impairments

The Company recognized an impairment charge of approximately $57.5 million during the three months ended September 30, 2008. During October 2008, the Company initiated a plan to sell the properties it classified as held for investment in its financial statements as of September 30, 2008. The Company has a covenant within its credit agreement which requires the sale of certain of these assets before March 31, 2009, and the recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, this resulted in an assessment of the value of the assets given this reduced potential ownership hold period. The impairment charge was recognized against the carrying value of the properties as of September 30, 2008.

Income Tax

The Company recognized a tax benefit of approximately $35.3 million for the nine months ended September 30, 2008, compared to a tax provision of $11.7 million for the same period in 2007. The net $46.9 million decrease in tax expense was primarily a result of the tax benefits due to the write-off of the GERA investment, the cumulative charge of depreciation expense for the special purpose acquisition companies (“SPAC”) properties and real estate impairments recognized during the nine months ended September 30, 2008 as compared to the same period in 2007. In addition, the Company is subject to the highest federal income tax rate of 35.0% for the nine months ended September 30, 2008, compared to a 34.0% statutory tax rate for the nine months ended September 30, 2007. (See Note 20 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income

As a result of the above items, the Company recognized a net loss of approximately $68.0 million, or $1.07 per diluted share for the nine months ended September 30, 2008, compared to net income of $18.3 million, or $0.43 per diluted share, for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, cash and cash equivalents decreased by approximately $14.9 million, from a cash balance of $49.3 million as of December 31, 2007. The Company’s operating activities used net cash of $34.1 million, as the Company repaid net operating liabilities totaling $22.5 million primarily related to incentive compensation and deferred commission paid during the first quarter, which attained peak levels during the quarter ended December 31, 2007. Other operating activities used net cash totaling $11.6 million. Investing activities used net cash of $66.7 million primarily for acquisition funding of Company sponsored real estate programs. Financing activities provided net cash of $85.9 million primarily through borrowings including $55.0 million under the Company’s Line of Credit and mortgage financing of Company sponsored real estate programs. Financing activities for the nine months ended September 30, 2008 also included dividend payments of $15.1 million related to the dividends declared by the Company in December 2007 and the first and second quarters of 2008, $30.0 million for repayment of mezzanine financing on two of the assets held for investment and $13.0 million for repayment of mortgage debt in connection with the restructuring of the financing related to two of the assets held for investment. The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of debt obligations and capital expenditures, through current and retained earnings. As of September 30, 2008, the Company had $63.0 million outstanding under the credit facility.

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

As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA performance. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Debt /EBITDA ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 3.75:1.00 to 5.50:1.00, while the Debt /EBITDA Ratio for the quarters ending March 31, 2009 and thereafter remain at 3.50:1.00. The Interest Coverage Ratio for the quarters ending September 30, 2008, December 31, 2008 and March 31, 2009 were amended from 3.50:1.00 to 3.25:1.00, while the Interest Coverage Ratio for the quarters ended June 30, 2009 and September 30, 2009 remained unchanged at 3.50:1.00 and for the quarters ended December 31, 2009 and thereafter remained unchanged at 4.00:1.00. The Recourse Debt/Core EBITDA Ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 2.25:1.00 to 4.25:1.00, while the Recourse Debt/Core EBITDA Ratio for the quarters thereafter remained unchanged at 2.25:1.00. The Core EBITDA to be maintained by the Company at all times was reduced from $60.0 million to $30.0 million and the Minimum Liquidity to be maintained by the Company at all times was reduced from $25.0 million to $15.0 million. As a result of the Second Letter Amendment the Company is in compliance with all debt covenants as of September 30, 2008. However, due to the current economic and business environment, the Company has limited visibility to future performance and there is uncertainty as to the Company’s ability to meet the covenants over the next twelve months. Therefore, the Line of Credit has been classified as a current liability as of September 30, 2008. See “Risk Factors” set forth in Item 1A. of Part II below.

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

TIC Program Exchange Provisions — Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. The Company deferred revenues relating to these agreements of $246,000 and $52,000 for the three months ended September 30, 2008 and 2007, respectively. The Company deferred revenues relating to these agreements of $738,000 and $156,000 for the nine months ended September 30, 2008 and 2007, respectively. Additional losses of $11.7 million related to these agreements were recorded in 2008 to reflect the impairment in value of properties underlying the agreements with investors. As of September 30, 2008 the Company had recorded liabilities totaling $15.2 million related to such agreements, consisting of $3.5 million of cumulative deferred revenues and $11.7 million of additional losses related to these agreements.

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

The Company’s guarantees consisted of the following as of September 30, 2008 and December 31, 2007:

(In thousands)	September 30, 2008	December 31, 2007

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,379,421	$3,167,447
Non-recourse/carve-out guarantees of the Company’s debt(1)	107,000	221,430
Guarantees of the Company’s mezzanine debt	—	48,790
Recourse guarantees of debt of properties under management	40,219	47,399
Recourse guarantees of the Company’s debt	11,000	10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

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

[1]	Items 2, 3, 4 and 5 are not applicable for the nine months ended September 30, 2008.

Item 1A.	Risk Factors.

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