Form 10-Q
period 2009-03-31
GRUBB & ELLIS CO
filed 2009-05-28
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock as of May 15, 2009 was 65,265,828 shares.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$14,104	$32,985
Restricted cash	37,522	36,047
Investment in marketable securities	1,698	1,510
Current portion of accounts receivable from related parties — net	16,124	22,630
Current portion of advances to related parties — net	1,738	2,982
Notes receivable from related party — net	9,100	9,100
Service fees receivable — net	18,316	26,987
Current portion of professional service contracts — net	2,866	4,326
Real estate deposits and pre-acquisition costs	1,525	5,961
Properties held for sale including investments in unconsolidated entities — net	161,723	167,408
Identified intangible assets and other assets held for sale — net	37,556	37,145
Prepaid expenses and other assets	24,695	22,770

Total current assets	326,967	369,851
Accounts receivable from related parties — net	15,902	11,072
Advances to related parties — net	10,028	11,499
Professional service contracts — net	10,829	10,320
Investments in unconsolidated entities	4,916	8,733
Property, equipment and leasehold improvements — net	13,654	14,009
Identified intangible assets — net	90,721	91,527
Other assets — net	3,028	3,266

Total assets	$476,045	$520,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,057	$70,222
Due to related parties	2,052	2,447
Current portion of line of credit	63,000	63,000
Current portion of capital lease obligations	319	333
Notes payable of properties held for sale including investments in unconsolidated entities	216,189	215,959
Liabilities of properties held for sale — net	15,559	16,843
Other liabilities	37,861	35,762
Deferred tax liability	4,134	2,080

Total current liabilities	404,171	406,646
Long-term liabilities:
Senior notes	16,277	16,277
Capital lease obligations	130	203
Other long-term liabilities	5,900	6,077
Deferred tax liabilities	15,245	17,298

Total liabilities	441,723	446,501
Commitments and contingencies (See Note 15)	—	—
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized as of March 31, 2009 and December 31, 2008; no shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 65,286,065 and 65,382,601 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	653	654
Additional paid-in capital	405,712	402,780
Accumulated deficit	(374,765)	(333,263)

Total Grubb & Ellis Company stockholders’ equity	31,600	70,171

Noncontrolling interests	2,722	3,605

Total equity	34,322	73,776

Total liabilities and stockholders’ equity	$476,045	$520,277

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

REVENUE
Management services	$65,531	$61,756
Transaction services	33,533	59,148
Investment management	15,498	25,306
Rental related	3,743	4,158

Total revenue	118,305	150,368

OPERATING EXPENSE
Compensation costs	113,271	122,173
General and administrative	26,913	21,652
Depreciation and amortization	2,441	2,478
Rental related	4,015	3,789
Interest	1,970	878
Merger related costs	—	2,869
Real estate related impairments	5,222	—

Total operating expense	153,832	153,839

OPERATING LOSS	(35,527)	(3,471)

OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated entities	(1,231)	(5,505)
Interest income	145	305
Other	(725)	(520)

Total other expense	(1,811)	(5,720)

Loss from continuing operations before income tax (provision) benefit	(37,338)	(9,191)
Income tax (provision) benefit	(2,328)	3,839

Loss from continuing operations	(39,666)	(5,352)

Discontinued operations
Loss from discontinued operations — net of taxes	(3,614)	(1,015)
Gain on disposal of discontinued operations — net of taxes	—	73

Total loss from discontinued operations	(3,614)	(942)

Net loss	(43,280)	(6,294)
Net (loss) income attributable to noncontrolling interests	(1,778)	4

Net loss attributable to Grubb & Ellis Company	$(41,502)	$(6,298)

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company	$(0.60)	$(0.08)
Loss from discontinued operations attributable to Grubb & Ellis Company	(0.05)	(0.02)

Net loss per share	$(0.65)	$(0.10)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company	$(0.60	$(0.08)
Loss from discontinued operations attributable to Grubb & Ellis Company	(0.05)	(0.02)

Net loss per share	$(0.65)	$(0.10)

Basic weighted average shares outstanding	63,525	63,521

Diluted weighted average shares outstanding	63,525	63,521

Dividends declared per share	$—	$0.1025

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,280)	$(6,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	1,231	5,505
Depreciation and amortization (including amortization of signing bonuses)	4,204	5,057
Loss on disposal of property, equipment and leasehold improvements	75	—
Impairment of real estate	12,022	—
Stock-based compensation	2,964	2,531
Compensation expense on profit sharing arrangements	108	—
Amortization/write-off of intangible contractual rights	67	423
Amortization of deferred financing costs	215	547
Loss on marketable equity securities	485	—
Deferred income taxes	1	(322)
Allowance for uncollectible accounts	4,746	343
Loss on write-off of real estate deposit and pre-acquisition costs	159	—
Other operating noncash gains	—	(617)
Changes in operating assets and liabilities:
Accounts receivable from related parties	621	(2,365)
Prepaid expenses and other assets	4,452	2,072
Accounts payable and accrued expenses	(5,165)	(48,230)
Other liabilities	(1,907)	(4,078)

Net cash used in operating activities	(19,002)	(45,428)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,187)	(1,472)
Purchases of marketable equity securities	(672)	—
Advances to related parties	(2,097)	(1,577)
Proceeds from repayment of advances to related parties	1,452	951
Payments to related parties	(395)	(747)
Repayment of notes receivable from related parties	—	7,600
Investments in unconsolidated entities	301	5,941
Distributions of capital from unconsolidated entities	(4)	—
Acquisition of properties	(893)	(27,488)
Real estate deposits and pre-acquisition costs	—	(1,612)
Proceeds from collection of real estate deposits and pre-acquisition costs	4,277	9,013
Restricted cash	(1,475)	(468)
Other investing activities	—	(805)

Net cash used in investing activities	(693)	(10,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	—	30,000
Borrowings on notes payable and capital lease obligations	267	20,370
Repayments of notes payable and capital lease obligations	(124)	(16,033)
Other financing costs	(34)	193
Deferred financing costs	(83)	(6)
Rate lock deposits	—	(1,469)
Dividends paid to common stockholders	—	(1,733)
Contributions from noncontrolling interests	788	833
Distributions to noncontrolling interests	—	(544)

Net cash provided by financing activities	814	31,611

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,881)	(24,481)
Cash and cash equivalents — Beginning of period	32,985	49,328

Cash and cash equivalents — End of period	$14,104	$24,847

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Dividends accrued	$—	$6,701

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Grubb & Ellis Company (“the Company” or “Grubb & Ellis”), a Delaware corporation founded 50 years ago in Northern California, is a commercial real estate services and investment management firm. On December 7, 2007, the Company effected a stock merger (the “Merger”) with NNN Realty Advisors, Inc. (“NNN”), a real estate asset management company and sponsor of public non-traded real estate investment trusts (“REITs”), as well as a sponsor of tax deferred tenant-in-common (“TIC”) 1031 property exchanges and other investment programs. Upon the closing of the Merger, a change of control occurred. The former stockholders of NNN acquired approximately 60% of the Company’s issued and outstanding common stock.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries’, variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and partnerships/limited liability companies (“LLCs”) in which the Company is the managing member or general partner and the other partners/members lack substantive rights (hereinafter collectively referred to as the “Company”), and are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.

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

As more fully discussed in Note 12, the Company has entered into a Third Amendment to its Credit Facility that requires the Company to comply with the Approved Budget that has been agreed to by the Company and the lenders, subject to agreed upon variances. The Company is also required under the Third Amendment to effect the Recapitalization plan on or before September 30, 2009 and in connection therewith to effect a Partial Prepayment on or before September 30, 2009. Among other things, in the event the Company does not complete the recapitalization plan and/or make the Partial Prepayment, the Credit Facility will terminate on January 15, 2010. In light of the current state of the financial markets and economic

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

environment, there is risk that the Company will be unable to meet the terms of the Credit Facility which would result in the entire balance of the debt becoming due and payable. If the Credit Facility were to become due and payable on the alternative due date of January 15, 2010, there can be no assurances that the Company will have access to alternative funding sources, or if such sources are available to the Company, that they will be on favorable terms and conditions to the Company, which at that time could create substantial doubt about the Company’s ability to continue as a going concern after January 15, 2010.

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

Credit Facility

Weak economic conditions could impact the Company’s ability to remain in compliance with the debt covenants contained within its Credit Facility described in Note 12 below. If revenues are less than the Company has projected, the Company will be required to take further actions within its control to reduce costs so as to allow the Company to remain in compliance with the financial covenants in the Credit Facility. In the event the Company is required to amend the Credit Facility in order to remain in compliance with the financial covenants set forth therein, there can be no assurances that it will be able to do so.

Reclassifications

Certain reclassifications have been made to prior year and prior period amounts in order to conform to the current period presentation. These reclassifications have no effect on reported net income (loss).

Restricted Cash

Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on the consolidated financial statements.

SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs are the highest priority and are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

The following table presents changes in financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the three months ended March 31, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets (in thousands)	March 31, 2009	Level 1	Level 2	Level 3	Losses

Investments in marketable equity securities	$1,698	$1,698	$—	$—	$—
Properties held for sale	$161,723	$—	$—	$161,723	$(6,800)
Investments in unconsolidated entities	$4,916	$—	$—	$4,916	$(5,222)

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests will be presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 160 became effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on a prospective basis on January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. The adoption of SFAS No. 160 had an impact on the presentation and disclosure of noncontrolling (minority) interests in the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, the Company is required to reflect the change in presentation and disclosure for all periods presented. Principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of SFAS No. 160 was the change in presentation of the mezzanine section of the minority interest to redeemable noncontrolling interest as reported herein. Additionally, the adoption of SFAS No. 160 had the effect of reclassifying (income) loss attributable to noncontrolling interest in the consolidated statements of operations from minority interest to separate line items. SFAS No. 160 also requires that net income (loss) be adjusted to include the net (income) loss attributable to the noncontrolling interest, and a new line item for net income (loss) attributable to controlling interest be presented in the consolidated statements of operations.

A noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by the Company. As a result of adopting FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51, or SFAS No. 160, on

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

January 1, 2009, the Company has restated the December 31, 2008 consolidated balance sheet, as well as the statement of operations for the three months ended March 31, 2008 as follows:

	As Previously
As of December 31, 2008	Reported	Adjustment	As Adjusted

Minority interests	$3,605	$(3,605)	$—

Noncontrolling interest equity	$—	$3,605	$3,605

Total equity	$70,171	$3,605	$73,776

	As Previously
Three Months Ended March 31, 2008	Reported	Adjustment	As Adjusted

Minority interest in income	$(4)	$4	$—

Net loss	$(6,298)	$4	$(6,294)

Income attributable to noncontrolling interests	$—	$4	$4

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations and will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on a prospective basis on January 1, 2009. The adoption of SFAS No. 141(R) will materially affect the accounting for any future business combinations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 in the first quarter of 2009. The adoption of SFAS No. 161 did not have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP SFAS 142-3”). FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141R. FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

years and interim periods beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which will apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have a material impact on the consolidated financial statements.

2.	MARKETABLE SECURITIES

During the period ended March 31, 2008, the Company believed that a decline in the value of marketable equity securities was other than temporary and recognized $90,000 in losses. During the subsequent quarter, the Company recognized additional losses of $1.6 million for a decline in the value that was believed to be other than temporary and sold the remaining investment in marketable equity securities as of the year ended December 31, 2008 for a realized loss of approximately $1.8 million. There were no sales of equity securities during the three months ended March 31, 2009 or 2008.

Investments in Limited Partnerships

Since the acquisition of its subsidiary, Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”) in 2007, the Company serves as general partner and investment advisor to six hedge fund limited partnerships, five of which are required to be consolidated in accordance with EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership of Similar Entity When the Limited Partners Have Certain Rights:” Grubb & Ellis AGA Realty Income Fund, LP, AGA Strategic Realty Fund, L.P., AGA Global Realty Fund LP and AGA Realty Income Partners LP and one mutual fund which is required to be consolidated, Grubb & Ellis Realty Income Fund.

For the three months ended March 31, 2009 and 2008, Alesco had investment losses of approximately $409,000 and $457,000, respectively, which are reflected in other expense and offset in noncontrolling interest in loss of consolidated entities on the statement of operations. Alesco earned approximately $3,000 and $103,000 of management fees based on ownership interest under the agreements for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, these limited partnerships had assets of approximately $1.7 million and $1.5 million, respectively, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.

The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of March 31, 2009				As of December 31, 2008
		Gross Unrealized				Gross Unrealized
				Fair				Fair
	Historical			Market	Historical			Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)

Equity securities	$1,945	$74	$(321)	$1,698	$1,933	$12	$(435)	$1,510

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	For the Three Months Ended March 31, 2009				For the Three Months Ended March 31, 2008
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
		(Unaudited)				(Unaudited)

Equity securities	$85	$(305)	$(180)	$(400)	$41	$(1,391)	$961	$(389)
Less investment expenses	(9)	—	—	(9)	(68)	—	—	(68)

	$76	$(305)	$(180)	$(409)	$(27)	$(1,391)	$961	$(457)

3.	RELATED PARTIES

Related party balances are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

	March 31, 2009	December 31, 2008
(In thousands)

Accrued property management fees	$22,227	$23,298
Accrued lease commissions	7,578	7,720
Other accrued fees	3,648	3,372
Other receivables	1,158	647
Accrued asset management fees	1,367	1,725
Accounts receivable from sponsored REITs	6,147	4,768
Accrued real estate acquisition fees	618	1,834

Total	42,743	43,364
Allowance for uncollectible receivables	(10,717)	(9,662)

Accounts receivable from related parties — net	32,026	33,702
Less portion classified as current	(16,124)	(22,630)

Non-current portion	$15,902	$11,072

Advances to Related Parties

The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

	March 31, 2009	December 31, 2008
(In thousands)

Advances to properties of related parties	$15,203	$14,714
Advances to related parties	3,028	2,937

Total	18,231	17,651
Allowance for uncollectible advances	(6,465)	(3,170)

Advances to related parties — net	11,766	14,481
Less portion classified as current	(1,738)	(2,982)

Non-current portion	$10,028	$11,499

As of March 31, 2009, accounts receivable totaling $310,000 due from a program 30.0% owned and managed by Anthony W. Thompson, the Company’s former Chairman who subsequently resigned in February 2008 but remains a substantial stockholder of the Company, had been fully reserved against. On November 4, 2008, the Company made a formal written demand to Mr. Thompson for these monies.

As of December 31, 2008, advances to a program 40.0% owned and, as of April 1, 2008, managed by Mr. Thompson, totaled $963,000, which includes $61,000 in accrued interest. As of March 31, 2009, the total

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

outstanding balance of $1.0 million, inclusive of $82,000 in accrued interest, was past due. The total amount of $1.0 million has been reserved for and is included in the allowance for uncollectible advances. On November 4, 2008 and April 3, 2009, the Company made a formal written demand to Mr. Thompson for these monies.

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

In June 2008, the Company advanced $3.7 million to Apartment REIT on an unsecured basis. The unsecured note originally had an original maturity date of December 27, 2008 and bore interest at a fixed rate of 4.95% per annum. On November 10, 2008, the Company extended the maturity date to May 10, 2009 and adjusted the interest rate to a fixed rate of 5.26% per annum. The note required monthly interest-only payments beginning on August 1, 2008 and provided for a default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate. Effective May 10, 2009 the Company entered into a second extension agreement with Apartment REIT, whereby extending the maturity date to November 10, 2009. The new terms of the extension continue to require monthly interest-only payments beginning May 1, 2009 and bears interest at a fixed rate of 8.43% with the original default rate.

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

There were no advances to or repayments made by Apartment REIT during the period ending March 31, 2009. As of March 31, 2009, the balance owed by Apartment REIT to the Company on the two unsecured notes totals $9.1 million in principal with no interest outstanding.

4.	VARIABLE INTEREST ENTITIES

The determination of the appropriate accounting method with respect to the Company’s variable interest entities (“VIEs”), including joint ventures, is based on FASB Interpretation No. (“FIN”) 46(R) (“FIN 46(R)”). The Company consolidates any VIE for which it is the primary beneficiary.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

As of March 31, 2009 and December 31, 2008, the Company had investments in seven LLCs that are VIEs in which the Company is the primary beneficiary. These seven LLCs hold interests in the Company’s TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of March 31, 2009 were $2.5 million and $293,000, respectively. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2008 was $3.7 million and $309,000, respectively. In addition, these consolidated VIEs are joint and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totalling $277.6 million and $277.8 million as of March 31, 2009 and December 31, 2008, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non recourse mortgage debt does not meet the criteria under SFAS No. 140 for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company does consider the third party TIC holders ability and intent to repay their share of the joint and several liability in evaluating the recovery.

If the interest in the entity is determined to not be a VIE under FIN No. 46(R), then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, (“SOP 78-9”), as amended by Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).

As of March 31, 2009 and December 31, 2008 the Company had a number of entities that were determined to be VIEs, that did not meet the consolidation requirements of FIN No. 46(R). The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was $2.3 million and $5.0 million as of March 31, 2009 and December 31, 2008, respectively, and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. Future funding commitments as of March 31, 2009 for the unconsolidated VIEs totalled $169,000. In addition, as of March 31, 2009 and December 31, 2008, these unconsolidated VIEs are joint and severally liable on non-recourse mortgage debt totalling $390.2 million and $385.3 million, respectively. Although the mortgage debt is non-recourse to the VIE that holds the TIC interest, the Company has full recourse guarantees on a portion of such mortgage debt totalling $3.5 million as of March 31, 2009 and December 31, 2008, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non recourse mortgage debt does not meet the criteria under SFAS No. 140 for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company does consider the third party TIC holders ability and intent to repay their share of the joint and several liability in evaluating the recovery. In evaluating the recovery of the TIC investment the Company evaluated the likelihood that the lender would foreclose on the VIEs interest in the TIC to satisfy the obligation. See Note 5 — Investments in Unconsolidated Entities for additional information.

5.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of March 31, 2009 and December 31, 2008, the Company held investments in five joint ventures totaling $1.6 million and $3.8 million, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to FIN No. 46(R), the Company has consolidated seven LLCs with investments in unconsolidated entities totaling $2.5 million and $3.7 million as of March 31, 2009 and December 31, 2008, respectively. The remaining amounts within investments in unconsolidated entities are related to various LLCs, which represent ownership interests of less than 1.0%.

At December 31, 2007, Legacy Grubb & Ellis owned approximately 5.9 million shares of common stock of Grubb & Ellis Realty Advisors, Inc. (“GERA”), which was a publicly traded special purpose acquisition

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

company, which represented approximately 19% of the outstanding common stock. Legacy Grubb & Ellis also owned approximately 4.6 million GERA warrants which were exercisable into additional GERA common stock, subject to certain conditions. As part of the Merger, the Company recorded each of these investments at fair value on December 7, 2007, the date they were acquired, at a total investment of approximately $4.5 million.

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

As part of its Merger transition, the Company completed its personnel reorganization plan, and recorded additional severance liabilities totaling approximately $2.3 million during the year ended December 31, 2008, which increased the goodwill recorded from the acquisition.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

goodwill impairment indicators. The Company’s goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008.

No impairment charges were recorded at March 31, 2009 and 2008, respectively.

7.	PROPERTY ACQUISITIONS

Acquisition of Properties for TIC Sponsored Programs

During the three months ended March 31, 2008, the Company completed the acquisition of one office property, which the Company classified as property held for sale upon acquisition and were sold to the related investment program in the same period. The aggregate purchase price, including closing costs, of this property was $21.8 million, of which $14.7 million was financed with mortgage debt. The Company made no acquisitions of properties during the three months ended March 31, 2009.

8.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

	Useful Life	March 31, 2009	December 31, 2008
(In thousands)

Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$11,924	$11,924
Accumulated amortization — contract rights		(4,700)	(4,700)

Contract rights, net		7,224	7,224

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,436	5,436
Internally developed software	4 years	6,200	6,200
Other contract rights	5 to 7 years	1,418	1,418
Non-compete and employment agreements	3 to 4 years	97	97

		87,851	87,851
Accumulated amortization		(4,354)	(3,548)

Other identified intangible assets, net		83,497	84,303

Total identified intangible assets, net		$90,721	$91,527

Amortization expense recorded for contract rights was approximately $423,000 for the three months ended March 31, 2008. No amortization expense was recognized for the three months ended March 31, 2009 related to the contract rights. Amortization expense is charged as a reduction to investment management revenue the applicable period. During the period of future real property sales, the amortization of the contract rights for intangible assets will be applied based on the net relative value of disposition fees realized.

Amortization expense recorded for the other identified intangible assets was approximately $806,000 and $874,000 for the three months ended March 31, 2009 and 2008, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statement of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2009	December 31, 2008
(In thousands)

Salaries and related costs	$13,960	$13,643
Accounts payable	12,739	14,323
Accrued liabilities	11,884	11,502
Bonuses	11,174	9,741
Broker commissions	8,733	14,002
Property management fees and commissions due to third parties	3,793	2,940
Severance	1,437	2,957
Interest	660	651
Other	677	463

Total	$65,057	$70,222

10.	CAPITAL LEASE OBLIGATIONS

Capital lease obligations consisted of the following:

	March 31, 2009	December 31, 2008
(In thousands)

Capital leases obligations	$449	$536

Total	449	536
Less portion classified as current	(319)	(333)

Non-current portion	$130	$203

11.  NOTES PAYABLE OF PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES

Notes payable of properties held for sale including investments in unconsolidated entities consisted of the following:

	March 31, 2009	December 31, 2008
(In thousands)
Mortgage debt payable to various financial institutions, with variable interest rates based on London Interbank Offered Rate (“LIBOR”) and include an interest rate cap through April 15, 2009 for LIBOR at 6.00% (interest rates ranging from 2.95% to 6.00% per annum as of March 31, 2009). The notes require monthly interest-only payments and mature in July 2009 and have three one-year extension options	$108,940	$108,677
Mortgage debt payable to various financial institutions. Fixed interest rates range from 6.29% to 6.32% per annum. The notes mature at various dates through February 2017. As of March 31, 2009, all notes require monthly interest-only payments	107,000	107,000
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest payments are due quarterly	249	282

Total	$216,189	$215,959

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

12.	LINE OF CREDIT

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

On August 5, 2008, the Company entered into an amendment (the “First Letter Amendment”) to its Credit Facility. The First Letter Amendment, among other things, provided the Company with an extension from September 30, 2008 to March 31, 2009 to dispose of the three real estate assets that the Company had previously acquired on behalf of GERA. Additionally, the First Letter Amendment also, among other things, modified select debt and financial covenants in order to provide greater flexibility to facilitate the Company’s TIC Programs.

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

As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA. As a result, part of the Second Letter Amendment included a provision which modified selected covenants. The Debt /EBITDA ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 3.75:1.00 to 5.50:1.00, while the Debt /EBITDA Ratio for the quarters ending March 31, 2009 and thereafter remain at 3.50:1.00. The Interest Coverage Ratio for the quarters ending September 30, 2008, December 31, 2008 and March 31, 2009 were amended from 3.50:1.00 to 3.25:1.00, while the Interest Coverage Ratio for the quarters ended June 30, 2009 and September 30, 2009 remained unchanged at 3.50:1.00 and for the quarters ended December 31, 2009 and thereafter remained unchanged at

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.00:1.00. The Recourse Debt/Core EBITDA Ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 2.25:1.00 to 4.25:1.00, while the Recourse Debt/Core EBITDA Ratio for the quarters thereafter remained unchanged at 2.25:1.00. The Core EBITDA to be maintained by the Company at all times was reduced from $60.0 million to $30.0 million and the Minimum Liquidity to be maintained by the Company at all times was reduced from $25.0 million to $15.0 million. The Company was not in compliance with certain debt covenants as of March 31, 2009, all of which were effectively cured as of such date by the Third Amendment to the Credit Facility described below. As a consequence of the foregoing, and certain provisions of the Third Amendment, the Credit Facility has been classified as a current liability as of March 31, 2009.

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

In the event that Company effects the Recapitalization Plan and in connection therewith effects a partial repayment of the Revolving A Credit Facility on or prior to September 30, 2009, the Warrants automatically will expire and not become exercisable, the applicable margin will automatically be reduced to 3% on prime rate loans and 4% on LIBOR based loans and the Company shall have the right, subject to the requisite approval of the lenders, to seek an extension to extend the term of the Credit Facility to January 5, 2011, provided the Company also pays a fee of .25% of the then outstanding commitments under the Credit Facility.

As a result of the Third Amendment the Company is required to prepay outstanding Revolving Credit A Advances (and to the extent the Revolving Credit A Facility shall be reduced to zero, prepay outstanding Revolving Credit B Advances) in an amount equal to 100% (or, after the Revolving Credit A Advances are

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

The Company’s Credit Facility is secured by substantially all of the Company’s assets. The outstanding balance on the Credit Facility was $63.0 million as of March 31, 2009 and December 31, 2008 and carried a weighted average interest rate of 4.02% and 5.80%, respectively.

In light of the current state of the financial markets and economic environment, there is risk that the Company will be unable to meet the terms of the Credit Facility which would result in the entire balance of the debt becoming due and payable. If the Credit Facility were to become due and payable immediately or on the alternative due date of January 15, 2010, there can be no assurances that the Company will have access to alternative funding sources, or if such sources are available to the Company, that they will be on favorable terms and conditions to the Company. If the Credit Facility were to become immediately due and payable, the recoverability of the Company’s assets may be further impaired which could affect the ability to repay the debt.

13.	SEGMENT DISCLOSURE

Management has determined the reportable segments identified below according to the types of services offered and the manner in which operations and decisions are made. The Company operates in the following reportable segments:

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

	Management	Transaction	Investment
Three Months Ended March 31, 2009	Services	Services	Management	Total
(In thousands)

Revenue	$65,531	$33,533	$15,498	$114,562
Compensation costs	59,812	34,446	9,986	104,244
General and administrative	2,862	8,803	8,692	20,357

Segment operating (loss) income	$2,857	$(9,716)	$(3,180)	$(10,039)

	Management	Transaction	Investment
Three Months Ended March 31, 2008	Services	Services	Management	Total
(In thousands)

Revenue	$61,756	$59,148	$25,306	$146,210
Compensation costs	56,738	49,498	7,730	113,966
General and administrative	2,348	9,565	3,838	15,751

Segment operating income	$2,670	$85	$13,738	$16,493

The following is a reconciliation between segment operating (loss) income to net loss attributable to Grubb & Ellis Company:

	Three Months Ended
	March 31,
	2009	2008
(In thousands)

Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating (loss) income	$(10,039)	$16,493
Non-segment:
Rental operations, net of rental related expenses	(596)	347
Corporate overhead (compensation, general and administrative costs)	(15,259)	(14,086)
Other operating expenses	(9,633)	(6,225)
Other expense	(1,811)	(5,720)
Loss (income) attributable to noncontrolling interests	1,778	(4)
Income tax (provision) benefit	(2,328)	3,839
Loss from discontinued operations	(3,614)	(942)

Net loss attributable to Grubb & Ellis Company	$(41,502)	$(6,298)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

14.  PROPERTIES HELD FOR SALE INCLUDING INVESTMENTS IN UNCONSOLIDATED ENTITIES AND DISCONTINUED OPERATIONS

A summary of the properties and related LLC’s held for sale balance sheet information is as follows:

	March 31, 2009	December 31, 2008
(In thousands)

Cash and cash equivalents	$631	$922
Restricted cash	34,896	33,142
Properties held for sale including investments in unconsolidated entities – net	161,723	167,408
Identified intangible assets and other assets held for sale – net	37,556	37,145
Other assets	615	—

Total assets	$235,421	$238,617

Notes payable of properties held for sale including investments in unconsolidated entities	$216,189	$215,959
Liabilities of properties held for sale – net	15,559	16,843
Other liabilities	4,579	2,407

Total liabilities	$236,327	$235,209

During 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements. As of March 31, 2009, the Company has a covenant within its Credit Facility which requires the sale of one of these assets by June 1, 2009. The recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, the Company assessed the value of the assets. In addition, the Company reviewed the valuation of its other owned properties and real estate investments. This valuation review resulted in the Company recognizing an impairment charge of approximately $6.8 million against the carrying value of the properties and real estate investments as of March 31, 2009, all of which is recorded in discontinued operations.

On October 31, 2008, the Company entered into that certain Agreement for the Purchase and Sale of Real Property and Escrow Instructions to effect the sale of the Corporate Center located at 39 Old Ridgebury Road, Danbury, Connecticut, to an unaffiliated entity for a purchase price of $76.0 million. This agreement was amended and restated in its entirety by that certain Danbury Merger Agreement dated as of January 23, 2009, as amended by the First Amendment to Danbury Merger Agreement dates as of January 23, 2009 which reduced the purchase price to $73.5 million. In accordance with the terms of the Danbury Merger Agreement, as amended by the First Danbury Amendment, the Company received one half of the buyer’s deposits in an amount of $3.1 million from the buyer upon the execution of the Danbury Merger Agreement which payment remains subject to the terms of the Danbury Merger Agreement and the remaining $3.1 million of deposits are held in escrow pending the closing. The Company is scheduled to receive the remainder of the purchase price upon the closing of the sale of the property, which is expected to occur on or before June 1, 2009.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In instances when the Company expects to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties held for sale continue to be fully recorded within the continuing operations of the Company through the date of sale.

The net results of discontinued operations and the net gain on dispositions of properties sold or classified as held for sale as of March 31, 2009, in which the Company has no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. The Company will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.

The following table summarizes the income and expense components that comprised discontinued operations, net of taxes, for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
(In thousands)

Rental income	$8,781	$9,466
Rental expense	(5,051)	(5,618)
Interest expense (including amortization of deferred financing costs)	(2,704)	(4,808)
Real estate related impairments	(6,800)	—
Depreciation and amortization	(169)	(740)
Tax benefit	2,329	685

Loss from discontinued operations-net of taxes	(3,614)	(1,015)

Gain on disposal of discontinued operations – net of taxes	—	73

Total loss from discontinued operations	$(3,614)	$(942)

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which the Company acts as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.

Rent expense under these operating leases was approximately $6.2 million and $5.9 million for the three months ended March 31, 2009 and 2008, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Operating Leases — Other — The Company is a master lessee of seven multifamily properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases was approximately $2.3 million and $2.2 million for three months ended March 31, 2009 and 2008, respectively.

The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $3.7 million and $4.2 million for the three months ended March 31, 2009 and 2008, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.

The Company is also a 50% joint venture partner of four multi-family residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

November 2014 through January 2015, require minimum monthly payments averaging $372,000 over the 10-year period. Rent expense under these operating leases was approximately $1.2 million and $1.1 million, for the three months ended March 31, 2009 and 2008, respectively.

The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $2.3 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.

As of March 31, 2009, the Company had recorded liabilities totaling $7.3 million related to such master lease arrangements, consisting of $4.6 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $2.7 million of additional loss reserves which were recorded in 2008.

TIC Program Exchange Provision - Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. The Company deferred revenues relating to these agreements of $96,000 and $246,000 for the three months ended March 31, 2009 and 2008, respectively. Additional losses of $14.3 million and $2.9 million related to these agreements were recorded through in 2008 and for the three months ended March 31, 2009 to reflect the impairment in value of properties underlying the agreements with investors. As of March 31, 2009, the Company had recorded liabilities totaling $21.0 million related to such agreements, consisting of $3.8 million of cumulative deferred revenues and $17.2 million of additional losses related to these agreements.

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

Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of March 31, 2009, there were 150 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.7 billion as of March 31, 2009. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion as of December 31, 2008. In addition, the consolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.6 million as of March 31, 2009.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company’s guarantees consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
(In thousands)

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,411,415	$3,414,433
Non-recourse/carve-out guarantees of the Company’s debt(1)	107,000	$107,000
Recourse guarantees of debt of properties under management	41,164	$42,426
Recourse guarantees of the Company’s debt	10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management initially evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Interpretation No. 45. In addition, on an ongoing basis, the Company evaluates the need to record additional liability in accordance with SFAS No. 5, Accounting for Contingencies. As of March 31, 2009 and December 31, 2008, the Company recorded a liability of $9.1 million, respectively, related to recourse guarantees of debt of properties under management which matured in January and April 2009. Any other such liabilities were insignificant as of March 31, 2009 and December 31, 2008.

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

Alesco Seed Capital - On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company is required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed capital to fund the earn-out payments. As of March 31, 2009, the Company has invested $500,000 in seed capital into the open and closed end real estate funds that Alesco launched during 2008.

Deferred Compensation Plan – During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of March 31, 2009 and December 31, 2008, $2.1 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in Other Long Term Liabilities. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of March 31, 2009 and December 31, 2008 have recorded the cash surrender value of the policies of $1.2 million and $1.1 million, respectively, in Other Noncurrent Assets.

In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of March 31, 2009 and December 31, 2008, the Company awarded an aggregate of 5.8 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $22.9 million and $22.5 million, respectively. On March 31, 2009, an aggregate of 5.6 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2009	2008

Numerator:
Loss from continuing operations attributable to Grubb & Ellis Company, net of tax	$(37,888)	$(5,356)
Loss from discontinued operations attributable to Grubb & Ellis Company, net of tax	(3,614)	(942)

Net loss attributable to Grubb & Ellis Company	$(41,502)	$(6,298)

(In thousands, except per share amounts)
Denominator:
Denominator for basic loss per share:
Weighted-average number of common shares outstanding	63,525	63,521 (1)
Effect of dilutive securities:
Non-vested restricted stock and stock options	— (1)	— (1)

Denominator for diluted loss per share:
Weighted-average number of common and common equivalent shares outstanding	63,525	63,521

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company, net of tax	$(0.60)	$(0.08)
Loss from discontinued operations attributable to Grubb & Ellis Company, net of tax	(0.05)	(0.02)

Basic loss per share	$(0.65)	$(0.10)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company, net of tax	$(0.60)	$(0.08)
Loss from discontinued operations attributable to Grubb & Ellis Company, net of tax	(0.05)	(0.02)

Diluted loss per share	$(0.65)	$(0.10)

(1)	Outstanding non-vested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 2.7 million and 2.3 million as of March 31, 2009 and 2008, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods. In addition, excluded from the calculation of diluted weighted-average common shares as of March 31, 2009 and 2008 were approximately 5.6 million and 344,000 shares, respectively, that may be awarded to employees related to the deferred compensation plan.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

17.	COMPREHENSIVE LOSS

The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended
	March 31,
	2009	2008
(In thousands)

Net loss	$(43,280)	$(6,294)
Other comprehensive (loss):
Net unrealized loss on investments, net of taxes	—	(51)
Elimination of net unrealized loss on investment in GERA warrants	—	223

Total comprehensive loss	(43,280)	(6,122)

Comprehensive (loss) income attributable to noncontrolling interests	(1,778)	4

Comprehensive loss attributable to Grubb & Ellis Company	$(41,502)	$(6,126)

18.	OTHER RELATED PARTY TRANSACTIONS

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

The Company also pays for the organizational, offering and related expenses on behalf of Apartment REIT and Healthcare REIT. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT in connection with their offerings. These expenses only become the liability of Apartment REIT and Healthcare REIT to the extent selling commissions, the marketing support fee and due diligence expense reimbursements and other organizational and offering expenses do not exceed 11.5% of the gross proceeds of the offering. As of March 31, 2009 and 2008, the Company has incurred expenses of $3.9 million and $3.8 million, respectively, in excess of 11.5% of the gross proceeds of the Apartment REIT and Healthcare REIT offerings, respectively. As of March 31, 2009 and December 31, 2008, the Company has recorded an allowance for bad debt of approximately $3.9 million and $3.8 million, respectively, related to the Apartment REIT offering costs incurred as the Company believes that such amounts will not be reimbursed.

Management Fees — The Company provides both transaction and management services to parties which are related to an affiliate of a principal stockholder and director of the Company (collectively, “Kojaian Companies”). In addition, the Company also pays asset management fees to the Kojaian Companies related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, was $1.6 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively.

Other Related Party — GERI, which is wholly owned by the Company, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

LLC. As of March 31, 2009, Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. As of December 31, 2007, each of Scott D. Peters, the Company’s former Chief Executive Officer and President, and Andrea R. Biller owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Apartment Management LLC tendered settlement for the purchase of the 18.0% equity interest in Grubb & Ellis Apartment Management LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Apartment Management, LLC increased from 64.0% to 82.0% after giving effect to this purchase from Mr. Peters. As of March 31, 2009 and December 31, 2008, Stanley J. Olander, the Company’s Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of March 31, 2009, each of Ms. Biller and Mr. Hanson, the Company’s Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Healthcare Management, LLC tendered settlement for the purchase of 18.0% equity interest in Grubb & Ellis Healthcare Management, LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Healthcare Management, LLC increased from 46.0% to 64.0% after giving effect to this purchase from Mr. Peters.

Anthony W. Thompson, former Chairman of the Company and NNN, as a special member, was entitled to receive up to $175,000 annually in compensation from each of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC. Effective February 8, 2008, upon his resignation as Chairman, he was no longer a special member. As part of his resignation, the Company has agreed to continue to pay him up to an aggregate of $569,000 through the initial offering periods related to Apartment REIT, Inc. and Healthcare REIT, Inc., of which $219,000 remains outstanding as of as of March 31, 2009.

The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes distributions of $30,000, earned by each of Mr. Peters and Ms. Biller for the three months ended March 31, 2008. There was no compensation expense related to the profit sharing arrangement with Grubb & Ellis Apartment Management, LLC, and therefore no distributions to any members, for the period ended March 31, 2009. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions of $44,000 and $44,000, respectively, earned by Mr. Thompson, $0 and $107,000, respectively, earned by Mr. Peters, $31,000 and $42,000, respectively, earned by Ms. Biller, and $31,000 and $42,000, earned by Mr. Hanson for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and December 31, 2008, respectively, the remaining 82.0% equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 64.0% equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis. Grubb & Ellis Apartment Management, LLC incurred expenses of $42,000 for the three months ended March 31, 2008, and Grubb & Ellis Healthcare Management, LLC incurred expenses of $65,000 and $158,000 for the three months ended March 31, 2009 and 2008,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

respectively, to other Company employees, which was included in compensation expense in the consolidated statement of operations. No expense was incurred by Grubb & Ellis Apartment Management, LLC for the three months ended March 31, 2009.

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

The components of income tax (benefit) provision from continuing operations for the three months ended March 31, 2009 and 2008 consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
(In thousands)

Current:
Federal	$(1,763)	$(3,978)
State	(360)	(134)

	(2,123)	(4,112)

Deferred:
Federal	4,810	342
State	(359)	(69)

	4,451	273

	$2,328	$(3,839)

The Company recorded net prepaid taxes totaling approximately $1.4 million as of March 31, 2009, comprised primarily of state tax refund receivables and state prepaid tax estimates. Included in prepaid expenses and other current assets at March 31, 2009 was a federal income tax refund receivable of $10.3 million, of which $10.2 million was received in April 2009.

As of December 31, 2008, federal net operating loss carryforwards were available to the Company in the amount of approximately $2.2 million, translating to a deferred tax asset before valuation allowance of $800,000 which will begin to expire in 2027. The Company also had state net operating loss carryforwards from previous periods totaling $74.5 million, translating to a deferred tax asset of $6.1 million before valuation allowances.

In evaluating the need for a valuation allowance as of March 31, 2009, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. Management determined that $15.2 million of deferred tax assets recorded in the three months ended March 31, 2009 do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations.

The differences between the total income tax (benefit) provision of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35% for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
(In thousands)

Federal income taxes at the statutory rate	$(12,446)	$(3,218)
State income taxes net of federal benefit	(1,412)	(468)
Credits	—	38
Non-deductible expenses	984	(220)
Change in valuation allowance	15,205	—
Other	(3)	29

(Benefit) provision for income taxes	$2,328	$(3,839)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Interim Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (as defined below) in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the slowdown in the volume and the decline in the transaction values of sales and leasing transactions, (ii) the general economic downturn and recessionary pressures on business in general, (iii) a prolonged and pronounced recession in real estate markets and values, (iv) the unavailability of credit to finance real estate transactions in general, and the Company’s tenant-in-common programs in particular, (v) the reduction in borrowing capacity under the Company’s current credit facility, and the additional limitations with respect thereto, (vi) the continuing ability to make interest and principal payments with respect to the Company’s credit facility, (vii) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (viii) the success of current and new investment programs, (ix) the success of new initiatives and investments, (x) the inability to attain expected levels of revenue, performance, brand equity and expense synergies resulting from the merger of Grubb & Ellis Company and NNN Realty Advisors in general, and in the current macroeconomic and credit environment in particular, and (xi) other factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on May 27, 2009.

Overview and Background

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

Critical Accounting Policies

A discussion of the Company’s critical accounting policies, which include principles of consolidation, revenue recognition, impairment of goodwill, deferred taxes, and insurance and claims reserves, can be found in its Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies in 2009.

 Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amends SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, (“SFAS No. 141R”). SFAS No. 141R changed the accounting for business combinations and requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changed the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on a prospective basis on January 1, 2009. The adoption of SFAS No. 141(R) will materially affect the accounting for any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests is presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. SFAS No. 160 became effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on a prospective basis on January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. The adoption of SFAS No. 160 had an impact on the presentation and disclosure of noncontrolling (minority) interests in the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS No. 160, the Company is required to reflect the change in presentation and disclosure for all periods presented. Principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of SFAS No. 160 was the change in presentation of the mezzanine section of the minority interest to redeemable noncontrolling interest, as reported herein. Additionally, the adoption of SFAS No. 160 had the effect of reclassifying (income) loss attributable to noncontrolling interest in the consolidated statements of operations from minority interest to separate line items. SFAS No. 160 also requires that net income (loss) be adjusted to include the net (income) loss attributable to the noncontrolling interest, and a new line item for net income (loss) attributable to controlling interest be presented in the consolidated statements of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 in the first quarter of 2009. The adoption of SFAS No. 161 did not have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP SFAS 142-3”). FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141R. FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which will apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP EITF 03-6-1 in the first quarter of 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB Opinion No. 28-1. FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB Opinion No 28-1 are effective for interim and annual periods ending after March 15, 2009. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 is not expected to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Overview

The Company reported revenue of approximately $118.3 million for the three months ended March 31, 2009, compared with revenue of $150.4 million for the same period in 2008. The decrease was primarily the result of decreases in Transaction Services and Investment Management revenue of $25.6 million and $9.8 million, respectively, partially offset by increases in Management Services revenue of $3.8 million.

The net loss attributable to controlling interest for the first three months of 2009 was $41.5 million, or $0.65 per diluted share, and includes a non-cash charge of $12.0 million for real estate related impairments and a $4.8 million charge, which includes an allowance for bad debt on related party receivables and advances. In addition, the first quarter results included approximately $3.0 million of stock-based compensation and $806,000 for amortization of other identified intangible assets.

As of September 30, 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements as of September 30, 2008. As of March 31, 2009, the Company has a covenant within its credit agreement which requires the sale of one of these assets before June 1, 2009, and the recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this resulted in an assessment of the value of the assets given this reduced potential ownership hold period. This valuation review resulted in the Company recognizing an impairment charge of approximately $6.8 million against the carrying value of the properties for the three months ended March 31, 2009.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	March 31,		Change
	2009	2008	$	%
(In thousands)

Revenue
Management services	$65,531	$61,756	$3,775	6.1%
Transaction services	33,533	59,148	(25,615)	(43.3)
Investment management	15,498	25,306	(9,808)	(38.8)
Rental related	3,743	4,158	(415)	(10.0)

Total revenue	118,305	150,368	(32,063)	(21.3)

Operating Expense
Compensation costs	113,271	122,173	(8,902)	(7.3)
General and administrative	26,913	21,652	5,261	24.3
Depreciation and amortization	2,441	2,478	(37)	(1.5)
Rental related	4,015	3,789	226	6.0
Interest	1,970	878	1,092	124.4
Merger related costs	—	2,869	(2,869)	(100.0)
Real estate related impairments	5,222	—	5,222	—

Total operating expense	153,832	153,839	(7)	—

Operating Loss	(35,527)	(3,471)	(32,056)	(923.5)

Other (Expense) Income
Equity in losses of unconsolidated entities	(1,231)	(5,505)	4,274	77.6
Interest income	145	305	(160)	(52.5)
Other expense	(725)	(520)	(205)	(39.4)

Total other income (expense)	(1,811)	(5,720)	3,909	68.3

Loss from continuing operations before income tax (provision) benefit	(37,338)	(9,191)	(28,147)	(306.2)
Income tax (provision) benefit	(2,328)	3,839	(6,167)	(160.6)

Loss from continuing operations	(39,666)	(5,352)	(34,314)	(641.1)

Discontinued Operations
Loss from discontinued operations, net of taxes	(3,614)	(1,015)	(2,599)	(256.1)
Gain on disposal of discontinued operations, net of taxes	—	73	(73)	(100.0)

Total loss discontinued operations	(3,614)	(942)	(2,672)	(283.7)

Net loss	(43,280)	(6,294)	(36,986)	(587.6)
Net (loss) income from noncontrolling interests	(1,778)	4	(1,782)	(44,550.0)

Net loss attributable to Grubb & Ellis Company	$(41,502)	$(6,298)	$(35,204)	(559.0)

Revenue

Transaction and Management Services Revenue

The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s services revenue, and include fees related to both property and facilities management outsourcing as well as project management and business services. The Company has typically experienced its lowest quarterly revenue from transaction services in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. As of March 31, 2009, the Company managed approximately 241.2 million square feet of property compared to 218.0 million square feet for the same period in 2008.

Management Services revenue of $65.5 million for the three months ended March 31, 2009 includes revenue from the transfer of management of a significant portion of GERI’s captive property portfolio to Grubb & Ellis Managements Services of $2.2 million.

Transaction Services revenue, including brokerage commission, valuation and consulting revenue, was $33.5 million for the three months ended March 31, 2009. The Company’s Transaction Services business was negatively impacted by the current economic environment, which has reduced commercial real estate transaction velocity, particularly investment sales.

Investment Management Revenue

Investment Management revenue of $15.5 million for the three months ended March 31, 2009 reflected the revenue generated through the fee structure of the various investment products, which included acquisition and disposition fees of approximately $2.0 million and captive management fees of $8.5 million. These fees include acquisition, disposition, financing, and property and asset management. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.

In total, $210.1 million in equity was raised for the Company’s investment programs for the three months ended March 31, 2009, compared with $263.7 million in the same period in 2008. The decrease was driven by a decrease in TIC equity raised, partially offset by an increase in equity raised by the Company’s public non-traded REITs. During the three months ended March 31, 2009, the Company’s public non-traded REIT programs raised $197.8 million, 166.6% more than the $74.2 million equity raised in the same period in 2008. The Company’s TIC 1031 exchange programs raised $10.3 million in equity during the first quarter of 2009, compared with $52.1 million in the same period in 2008. The decrease in TIC equity raised for the three months ended March 31, 2009 reflects the continued decline in current market conditions.

Acquisition fees decreased approximately $8.1 million, or 79.9%, to approximately $2.0 million for the three months ended March 31, 2009, compared to approximately $10.1 million for the same period in 2008. The quarter-over-quarter decrease in acquisition fees was primarily attributed to a decrease of $3.3 million in fees earned from the Company’s non-traded REIT programs, a decrease in fees from the Private Client Management platform, formerly known as Wealth Management, of $3.0 million, and a decrease of $3.6 million in fees from the TIC programs, offset by $1.9 million in recognition of deferred acquisition fees during the three months ended. During the three months ended March 31, 2009, the Company acquired 3 properties on behalf of its sponsored programs for an approximate aggregate total of $36.4 million, compared to 19 properties for an approximate aggregate total of $348.9 million during the same period in 2008.

Disposition fees decreased approximately $320,000, or 100%, to zero for the three months ended March 31, 2009, compared to approximately $320,000 for the same period in 2008. There were no disposition fees earned by the Company during the three months ended March 31, 2009. Offsetting the disposition fees during the three months ended March 31, 2008 was approximately $423,000 of amortization of identified intangible contract rights associated with the acquisition of Triple Net Properties Realty, Inc. (“Realty”) as they represent the right to future disposition fees of a portfolio of real properties under contract. There was no amortization of identified intangible contract rights for the three months ended March 31, 2009.

Captive management fees were down approximately 1.1% year-over-year and include the movement of approximately $2.2 million of revenue to the Company’s management services segment. Exclusive of this transfer of revenue, captive management fees increased approximately 25.7% year-over-year.

Rental Revenue

Rental revenue includes pass-through revenue for the master lease accommodations related to the Company’s TIC programs.

Operating Expense Overview

The Company’s operating expense of $153.8 million for the three months ended March 31, 2009 remained flat year over year when compared to the same period in 2008. Although there was an insignificant change in overall operating expenses, the Company recognized real estate impairments of $5.2 million during the three months ended March 31, 2009. Additionally an increase in interest expense of $1.1 million due an increase in notes payable secured by properties held for sale balance and increases in general and administrative expense of $5.3 million for the three months ended March 31, 2009. Offsetting these increases were decreases in compensation costs from synergies created as a result of the Merger of $8.9 million and decreases of merger related costs of $2.9 million.

Compensation Costs

Compensation costs decreased approximately $8.9 million, or 7.3%, to $113.3 million for the three months ended March 31, 2009, compared to approximately $122.2 million for the same period in 2008 due to a decrease in commissions paid of approximately $14.6 million due to the seasonality of the Company’s business as the Company has typically experienced its lowest quarter revenue from Transaction Services in the quarter ending March 31, 2009 partially offset by an increase in compensation costs of $4.5 million as a result of an increase in reimbursable salaries, wages and benefits due to the growth in the Management Services portfolio.

General and Administrative

General and administrative expense increased approximately $5.3 million, or 24.3%, to $26.9 million for the three months ended March 31, 2009, compared to approximately $21.7 million for the same period in 2008 due to an increase of approximately $4.8 million in bad debt expense and a $2.6 million increase in legal and audit fees related to the year end audit and restatement partially offset by various decreases related to management’s cost saving efforts.

General and administrative expense was 22.7% of total revenue for the three months ended March 31, 2009, compared with 14.4% for the same period in 2008.

Depreciation and Amortization

Depreciation and amortization remained flat at approximately $2.4 million for the three months ended March 31, 2009, compared to approximately the same period in 2008. Included in depreciation and amortization expense was $806,000 for amortization of other identified intangible assets.

Rental Expense

Rental expense includes pass-through expenses for master lease accommodations related to the Company’s TIC programs.

Interest Expense

Interest expense increased approximately $1.1 million, or 124.4%, to $2.0 million for the three months ended March 31, 2009, compared to $878,000 for the same period in 2008. Interest expense is primarily comprised of interest expense related to the Company’s line of credit.

Real Estate Related Impairments

The Company recognized an impairment charge of approximately $5.2 million during the three months ended March 31, 2009 related to certain unconsolidated real estate investments. The impairment charges were recognized against the carrying value of the investments during the three months ended March 31, 2009. In addition, the Company recognized approximately $6.8 million in real estate related impairments related to six properties held for sale as of March 31, 2009, for which the net income (loss) of the properties are classified as discontinued operations. See Discontinued Operations discussion below.

Discontinued Operations

In accordance with SFAS No. 144, for the three months ended March 31, 2009 and 2008, discontinued operations included the net income (loss) of six properties and two limited liability company (“LLC”) entities classified as held for sale as of March 31, 2009. The net loss of $3.6 million during the three months ended March 31, 2009 includes approximately $6.8 million of real estate related impairments. During October 2008, the Company initiated a plan to sell the properties it classified as held for investment in its financial statements as of September 30, 2008. As of March 31, 2009, the Company had a covenant within its Credit Facility which required the sale of one of these assets before June 1, 2009. The recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions by June 1, 2009. Pursuant to SFAS No. 144, the Company assessed the value of the assets. The impairment charges were recognized against the carrying value of the properties during the three months ended March 31, 2009.

Income Tax

The Company recognized a tax expense of approximately $2.3 million for the three months ended March 31, 2009, compared to a tax benefit of $3.8 million for the same period in 2008. The net $6.1 million increase in tax expense was a result of the $15.2 million valuation allowance recorded against continuing operations to offset tax benefits from the impairment of real estate held for sale recorded against discontinued operations during the three months ended March 31, 2009 as compared to the same period in 2008. For the three months ended March 31, 2009 and March 31, 2008, the reported effective income tax rates were (6.61%) and 41.91%, respectively. The reduction in the effective tax rate is primarily due to the impact of the $15.2 million valuation allowance. The three months ended March 31, 2009 effective income tax rate of (6.61%) incorporates the tax effect of the adoption of SFAS No. 160. (See Note 19 of Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net Loss Attributable to Grubb & Ellis Company

As a result of the above items, the Company recognized a net loss of $41.5 million, or $0.65 per diluted share for the three months ended March 31, 2009, compared to a net loss of $6.3 million, or $0.10 per diluted share, for the same period in 2008.

Liquidity and Capital Resources

As of March 31, 2009, cash and cash equivalents decreased by approximately $18.9 million, from a cash balance of $33.0 million as of December 31, 2008. The Company’s operating activities used net cash of $19.0 million, as the Company repaid net operating liabilities totaling $7.1 million. Other operating activities used net cash totaling $11.9 million. Investing activities used net cash of $693,000 million primarily for funding Company sponsored real estate programs. Financing activities provided net cash of $814,000 primarily through contributions from noncontrolling interests. The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of debt obligations and capital expenditures, through current and retained earnings. As of March 31, 2009, the Company had $63.0 million outstanding under the Credit Facility.

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

As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Debt /EBITDA ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 3.75:1.00 to 5.50:1.00, while the Debt /EBITDA Ratio for the quarters ending March 31, 2009 and thereafter remain at 3.50:1.00. The Interest Coverage Ratio for the quarters ending September 30, 2008, December 31, 2008 and March 31, 2009 were amended from 3.50:1.00 to 3.25:1.00, while the Interest Coverage Ratio for the quarters ended June 30, 2009 and September 30, 2009 remained unchanged at 3.50:1.00 and for the quarters ended December 31, 2009 and thereafter remained unchanged at 4.00:1.00. The Recourse Debt/Core EBITDA Ratio for the quarters ending September 30, 2008 and December 31, 2008 were amended from 2.25:1.00 to 4.25:1.00, while the Recourse Debt/Core EBITDA Ratio for the quarters thereafter remained unchanged at 2.25:1.00. The Core EBITDA to be maintained by the Company at all times was reduced from $60.0 million to $30.0 million and the Minimum Liquidity to be maintained by the Company at all times was reduced from $25.0 million to $15.0 million. The Company was not in compliance with certain debt covenants as of March 31, 2009, all of which were effectively cured as of such date by the Third Amendment to the Credit Facility described below. As a consequence of the foregoing, and certain provisions of the Third Amendment, the $63.0 million outstanding under the Credit Facility has been classified as a current liability as of March 31, 2009.

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

In the event that Company effects the Recapitalization Plan and the Partial Prepayment amount on or prior to September 30, 2009, the Warrants automatically will expire and not become exercisable, the applicable margin will automatically be reduced to 3% on prime rate loans and 4% on LIBOR based loans and the Company shall have the right, subject to the requisite approval of the lenders, to seek an extension to extend the term of the Credit Facility to January 5, 2011, provided the Company also pays a fee of .25% of the then outstanding commitments under the Credit Facility.

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

The Company’s Line of Credit (as defined below) is secured by substantially all of the Company’s assets and requires the Company to meet certain minimum loan to value, debt service coverage and performance covenants, including the timely payment of interest. As of March 31, 2009 and December 31, 2008 the outstanding balance on the line of credit was $63.0 million and carried a weighted average interest rate of 4.02% and 5.80%, respectively.

As part of the Company’s strategic plan, management has identified more than $20.0 million of expense synergies, a portion of which has been invested in enhancing the management team with the addition of several executives in key operational and management roles. In connection with the Merger, the Company announced its intention to pay a $0.41 per share dividend per annum, which equates to approximately $26.5 million on an annual basis. The Company declared and paid such dividends for holders of records at the end of each of the fourth calendar quarter of 2007 and the first and second calendar quarters of 2008. On July 11, 2008, the Company’s Board of Directors approved the suspension of future dividend payments. In addition, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $25 million of its common stock through the end of 2009. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2009.

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

There have been no significant changes in the Company’s contractual obligations since December 31, 2008.

TIC Program Exchange Provision - Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. The Company deferred revenues relating to these agreements of $96,000 and 246,000 for the period and year ending March 31, 2009 and 2008, respectively. Additional losses of $14.3 million and $2.9 million related to these agreements were recorded through in 2008 and for the three months ended March 31, 2009 to reflect the impairment in value of properties underlying the agreements with investors. As of March 31, 2009 and December 31, 2008 the Company had recorded liabilities totaling $21.0 million related to such agreements, consisting of $3.8 million of cumulative deferred revenues and $17.2 million of additional losses related to these agreements.

Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of March 31, 2009, there were 150 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion as of March 31, 2009. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion as of December 31, 2008. In addition, the consolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.6 million as of March 31, 2009.

The Company’s guarantees consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
(In thousands)

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,411,415	$3,414,433
Non-recourse/carve-out guarantees of the Company’s debt(1)	$107,000	$107,000
Recourse guarantees of debt of properties under management	$41,164	$42,426
Recourse guarantees of the Company’s debt	$10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Interpretation No. 45. As of March 31, 2009 and December 31, 2008, the Company recorded a liability of $9.1 million, respectively, related to recourse guarantees of debt of properties under management which matured in January and April 2009. Any other such liabilities were insignificant as of March 31, 2009 and December 31, 2008.

Deferred Compensation Plan – During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of March 31, 2009 and December 31, 2008 $2.1 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in Other Long Term Liabilities. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of March 31, 2009 and December 31, 2008 have recorded the cash surrender value of the policies of $1.2 million and $1.1 million, respectively, in Other Noncurrent Assets.

In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of March 31, 2009 and December 31, 2008, the Company awarded an aggregate of 5.8 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $22.9 million and $22.5 million, respectively. On March 31, 2009, an aggregate of 5.6 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Derivatives — The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of March 31, 2009 and December 31, 2008, the outstanding principal balance on the credit facility totaled $63.0 million and on the mortgage loan debt obligations totaled $216.2 million and $216.0 million, respectively. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the Company’s amended credit agreement require the Company to maintain interest rate hedge agreements against 50 percent of all variable interest rate debt obligations. To fulfill this requirement, the Company holds two interest rate cap agreements with Deutsche Bank AG, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.00% of the underlying notional amounts. These rate cap agreements expired in April 2009. In addition, the terms of certain mortgage loan agreements require the Company to purchase two-year interest rate caps on 30-day LIBOR with a LIBOR strike price of 6.00%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.

The Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rates incurred on its line of credit. The Company’s line of credit debt obligation is secured by its assets, bears interest at the bank’s prime rate or LIBOR plus applicable margins based on the Company’s financial performance and mature in December 2010. Since interest payments on this obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company is subject to cash flow risk related to this debt instrument as amounts are drawn under the Credit Facility.

Additionally, the Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rate incurred on the portion of the outstanding mortgages on its real estate held for sale. As of March 31, 2009 and December 31, 2008, the outstanding principal balance on these variable rate debt obligations was $216.2 million and $108.7 million, respectively, with a weighted average interest rate of 5.05% and 3.78% per annum, respectively. Since interest payments on these obligations will increase if interest rates rise, or decrease if interest rates decline, the Company is subject to cash flow risk related to these debt instruments. As of March 31, 2009, for example, a 0.50% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $390,000, or 3.57%. As of December 31, 2008, for example, a 0.5% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $390,000, or 3.67%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk.

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

During the first fiscal quarter of 2009, there has been an ongoing focus on the remediation activities to address the material weaknesses in disclosure and financial reporting controls reported in the 2008 Form 10-K. As previously reported, because many of the remedial actions undertaken were very recent and related, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these remedial actions for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been eliminated.

The Principal Executive Officer and the Principal Financial Officer anticipate that the remedial actions and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act), and will, over time, address the material weaknesses identified in the 2008 Form 10-K.

Notwithstanding the ongoing remediation activities, the Company’s management has concluded that the consolidated financial statements included in this first fiscal quarter, 2009 Form 10-Q are fairly stated, in accordance with accounting principles generally accepted in the United States of America. Our Interim Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to the first fiscal quarter 2009 Form 10Q.

Changes in Internal Controls over Financial Reporting

Other than the remediation activities noted above, there were no changes to the Company’s controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION1

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Deferred Compensation Plan – During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of March 31, 2009 and December 31, 2008, $2.1 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in Other Long Term Liabilities. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of March 31, 2009 and December 31, 2008 have recorded the cash surrender value of the policies of $1.2 million and $1.1 million, respectively, in Other Noncurrent Assets.

In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of March 31, 2009 and December 31, 2008, the Company awarded an aggregate of 5.8 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $22.9 million and $22.5 million, respectively. On March 31, 2009, an aggregate of 5.6 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

1 Items 1A, 3, 4 and 5 are not applicable for the three months ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY
(Registrant)

/s/  Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 28, 2009

Grubb & Ellis Company

EXHIBIT INDEX

For the quarter ended March 31, 2009

Exhibit

(31†)	Section 302 Certifications
(32†)	Section 906 Certification

†	Filed herewith.