Form 10-K/A
period 2008-12-31
GRUBB & ELLIS CO
filed 2009-06-01
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are providing this Amendment No. 1 to our Annual Report on Form 10-K (the “Amended 10-K”) for the year ended December 31, 2008, filed with the Securities and Exchange Commission on May 27, 2009 (the “Original 10-K”). This Amended 10-K amends the Original 10-K solely for the purpose of correcting the inadvertent omission of one of our auditors’ signatures on its Report of Independent Registered Public Accounting Firm in Item 8. At the time of filing of the Original 10-K, we had on-hand (i) a manually signed and dated Report of Independent Registered Public Accounting Firm from this auditor, (ii) a manually signed and dated Consent of Independent Registered Public Accounting Firm from this auditor and (iii) manually signed and dated certifications of the principal executive officer and principal financial officer pursuant to Exchange Act Rule 13a-14(a).

This Amended 10-K does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than (i) the addition of such auditor’s signature on its Report of Independent Registered Public Accounting Firm in Item 8, and (ii) the filing of certifications of our chief executive officer and chief financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amended 10-K replaces the Original 10-K in its entirety.

GRUBB & ELLIS COMPANY
FORM 10-K/A (Amendment No. 1)

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

/s/  Deloitte & Touche LLP

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

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 (as restated) and 2006 (as restated)

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 (as restated) and 2006 (as restated)

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 (as restated) and 2006 (as restated)

Notes to Consolidated Financial Statements

(b)	Consolidated Financial Statements Schedules

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

(c)	Exhibits required to be filed by Item 601 of Regulation S-K:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of May 22, 2007, among NNN Realty Advisors, Inc., B/C Corporate Holdings, Inc. and the Registrant, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

2.2	Merger Agreement, dated as of January 22, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009.

2.3	First Amendment to Merger Agreement, dated as of January 22, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009.

2.4	Second Amendment to Merger Agreement, dated as of May 19, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2009.

(3) Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.3	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.4	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.5	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002, incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

3.6	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.7	Preferred Stock Exchange Agreement, dated as of December 30, 2004, between the Registrant and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.8	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Grubb & Ellis Company as filed with the Delaware Secretary of State on December 7, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.10	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

3.11	Amendment to the Amended and Restated By-laws of the Registrant, effective as of December 7, 2007, incorporated herein by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.12	Amendment to the Amended and Restated By-laws of the Registrant, effective as of January 25, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 31, 2008.

3.13	Amendment to the Amended and Restated By-laws of the Registrant, effective as of October 26, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on October 29, 2008.

3.14	Amendment to the Amended and Restated By-laws of the Registrant, effective as of February 5, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009.

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Registration Rights Agreement, dated as of April 28, 2006, between the Registrant, Kojaian Ventures, LLC and Kojaian Holdings, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.

4.2	Warrant Agreement, dated as of May 18, 2009, by and between the Registrant, Deutsche Bank Trust Company Americas, Fifth Third Bank, JPMorgan Chase, N.A. and KeyBank, National Association, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

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

10.36	Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of October 31, 2008, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2008.

10.37*	Employment Agreement between NNN Realty Advisors, Inc. and Scott D. Peters incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.38*	Employment Agreement between NNN Realty Advisors, Inc. and Andrea R. Biller incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.39*	Employment Agreement between NNN Realty Advisors, Inc. and Francene LaPoint incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.40	Employment Agreement between NNN Realty Advisors, Inc. and Jeffrey T. Hanson incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.41	Indemnification Agreement dated as of October 23, 2006 between Anthony W. Thompson and NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.42	Indemnification and Escrow Agreement by and among Escrow Agent, NNN Realty Advisors, Inc., Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson, together with Certificate as to Authorized Signatures incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.43*	Form of Indemnification Agreement executed by Andrea R. Biller, Glenn L. Carpenter, Howard H. Greene, Jeffrey T. Hanson, Gary H. Hunt, C. Michael Kojaian, Francene LaPoint, Robert J. McLaughlin, Devin I. Murphy, Robert H. Osbrink, Richard W. Pehlke, Scott D. Peters, Dylan Taylor, Jacob Van Berkel, D. Fleet Wallace and Rodger D. Young. incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.44*	Change of Control Agreement dated December 23, 2008 by and between Dylan Taylor and the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.45*	Change of Control Agreement dated December 23, 2008 by and between Jacob Van Berkel and the Company, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.46	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 8, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.47	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 12, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.48	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 14, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.49	Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 16, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.50	Fifth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 20, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.51	Sixth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 21, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2009.

10.52	Escrow Agreement, dated as of January 22, 2009, by and among Grubb & Ellis Company, Matrix Connecticut, LLC and First American Title Insurance Company, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on January 29, 2009.

10.53	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA 6400 Shafer LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.54	Open-end Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA Danbury LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.55	Letter Agreement by and among Wachovia Bank, National Association, GERA Abrams Centre LLC and GERA 6400 Shafer LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.56	Letter Agreement by and between Wachovia Bank, National Association and GERA Danbury, LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.57	Second Amended and Restated Credit Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.58	Second Amended and Restated Security Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.59	First Letter Amendment, dated as of August 4, 2008, by and among the Registrant, the guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent, the financial institutions identified therein as lender parties, Deutsche Bank Trust Company Americas, as syndication agent, and Deutsche Bank Securities Inc., as sole book running manager and sole lead arranger, incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on August 6, 2008.

10.60	Second Letter Amendment to the Registrant’s senior secured revolving credit facility executed on November 4, 2008, and dated as of September 30, 2008, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

10.61	Third Amended and Restated Credit Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

10.62	Third Amended and Restated Security Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

(14) Code of Ethics

14.1	Amendment to Code of Business Conduct and Ethics of the Registrant, incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2008.

(16) Change in Certifying Accountants

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated December 14, 2007, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2007.

(21)† Subsidiaries of the Registrant

(23)  Consent of Independent Registered Public Accounting Firm

23.1†	Consent of Ernst & Young LLP

23.2†	Consent of Deloitte & Touche LLP

(31.1)† Section 302 Certifications

(32)† Section 906 Certification

(99)	Additional Exhibits

99.1	Letter of termination from Grubb &Ellis Realty Advisors, Inc. to the Registrant dated as of February 28, 2008, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2008.

†	Filed herewith.

*	Management contract or compensatory plan arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

GRUBB & ELLIS COMPANY

December 31, 2008

	Balance at	Charged
	Beginning	to		Balance at
	of	Costs and		End
(In thousands)	Period	Expenses	Deductions(1)	of Period

Allowance for accounts receivable
Year Ended December 31, 2008	$1,376	$12,446	$(3,289)	$10,533
Year Ended December 31, 2007	$723	$709	$(56)	$1,376
Year Ended December 31, 2006	$153	$886	$(316)	$723
Allowance for advances and notes receivable
Year Ended December 31, 2008	$1,839	$1,331	$—	$3,170
Year Ended December 31, 2007	$1,400	$451	$(12)	$1,839
Year Ended December 31, 2006	$562	$811	$27	$1,400

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

Grubb & Ellis Company (Registrant)

/s/ Gary H. Hunt	June 1, 2009
Gary H. Hunt Interim Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary H. Hunt Gary H. Hunt	Interim Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2009

/s/ Richard W. Pehlke Richard W. Pehlke	Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2009

/s/ Glenn L. Carpenter Glenn L. Carpenter	Director	June 1, 2009

/s/ Harold H. Greene Harold H. Greene	Director	June 1, 2009

/s/ C. Michael Kojaian C. Michael Kojaian	Director	June 1, 2009

/s/ Robert J. McLaughlin Robert J. McLaughlin	Director	June 1, 2009

/s/ Devin I. Murphy Devin I. Murphy	Director	June 1, 2009

/s/ D. Fleet Wallace D. Fleet Wallace	Director	June 1, 2009

Rodger D. Young	Director	June 1, 2009