Form 10-Q
period 2009-06-30
GRUBB & ELLIS CO
filed 2009-08-10
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 65,206,240 shares.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,843	$32,985
Restricted cash	17,794	36,047
Investment in marketable securities	1,014	1,510
Current portion of accounts receivable from related parties — net	10,788	22,630
Current portion of advances to related parties — net	1,866	2,982
Notes receivable from related party — net	9,100	9,100
Service fees receivable — net	17,672	26,987
Current portion of professional service contracts — net	2,975	4,326
Real estate deposits and pre-acquisition costs	3,394	5,961
Properties held for sale— net	58,660	116,155
Identified intangible assets and other assets held for sale — net	9,437	29,971
Prepaid expenses and other assets	13,807	22,873

Total current assets	161,350	311,527
Accounts receivable from related parties — net	15,072	11,072
Advances to related parties — net	8,307	11,499
Professional service contracts — net	10,170	10,320
Investments in unconsolidated entities	4,547	8,733
Property held for investment — net	46,585	51,252
Property, equipment and leasehold improvements — net	15,136	14,009
Identified intangible assets — net	94,960	97,317
Other assets — net	4,706	4,548

Total assets	$360,833	$520,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$57,323	$70,222
Due to related parties	3,211	2,447
Current portion of line of credit	65,853	63,000
Current portion of capital lease obligations	1,026	333
Notes payable of properties held for sale	68,613	145,959
Liabilities of properties held for sale — net	7,485	16,056
Other liabilities	40,130	36,549
Deferred tax liability	4,007	2,080

Total current liabilities	247,648	336,646
Long-term liabilities:
Senior notes	16,277	16,277
Notes payable and capital lease obligations	71,185	70,203
Other long-term liabilities	6,630	6,077
Deferred tax liabilities	15,372	17,298

Total liabilities	357,112	446,501
Commitments and contingencies (See Note 15)	—	—
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized as of June 30, 2009 and December 31, 2008; no shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 65,216,524 and 65,382,601 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	654	654
Additional paid-in capital	409,430	402,780
Accumulated deficit	(407,573)	(333,263)
Other comprehensive loss	(135)	—

Total Grubb & Ellis Company stockholders’ equity	2,376	70,171

Noncontrolling interests	1,345	3,605

Total equity	3,721	73,776

Total liabilities and stockholders’ equity	$360,833	$520,277

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
REVENUE
Management services	$66,649	$60,620	$132,180	$122,376
Transaction services	38,939	56,541	72,472	115,689
Investment management	13,426	34,988	29,083	60,364
Rental related	5,555	6,279	11,097	12,266

Total revenue	124,569	158,428	244,832	310,695

OPERATING EXPENSE
Compensation costs	112,462	122,550	225,733	244,723
General and administrative	31,141	22,424	58,359	44,129
Depreciation and amortization	2,423	4,315	4,864	7,160
Rental related	4,734	4,382	9,347	9,108
Interest	4,521	2,300	7,566	5,052
Merger related costs	—	4,691	—	7,560
Real estate related impairments	1,950	—	12,155	—

Total operating expense	157,231	160,662	318,024	317,732

OPERATING LOSS	(32,662)	(2,234)	(73,192)	(7,037)

OTHER INCOME (EXPENSE)
Equity in (losses) earnings of unconsolidated entities	(180)	762	(1,411)	(4,743)
Interest income	139	218	284	523
Other	847	(2,773)	122	(3,293)

Total other income (expense)	806	(1,793)	(1,005)	(7,513)

Loss from continuing operations before income tax (provision) benefit	(31,856)	(4,027)	(74,197)	(14,550)
Income tax (provision) benefit	(304)	2,568	(671)	6,940

Loss from continuing operations	(32,160)	(1,459)	(74,868)	(7,610)

Discontinued operations
Income (loss) from discontinued operations — net of taxes	168	(4,072)	(404)	(4,288)
(Loss) gain on disposal of discontinued operations — net of taxes	(626)	293	(626)	366

Total loss from discontinued operations	(458)	(3,779)	(1,030)	(3,922)

Net loss	(32,618)	(5,238)	(75,898)	(11,532)
Net income (loss) attributable to noncontrolling interests	190	142	(1,588)	146

Net loss attributable to Grubb & Ellis Company	$(32,808)	$(5,380)	$(74,310)	$(11,678)

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company	$(0.51)	$(0.02)	$(1.15)	$(0.12)
Loss from discontinued operations attributable to Grubb & Ellis Company	(0.01)	(0.06)	(0.02)	(0.06)

Net loss per share	$(0.52)	$(0.08)	$(1.17)	$(0.18)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company	$(0.51)	$(0.02)	$(1.15)	$(0.12)
Loss from discontinued operations attributable to Grubb & Ellis Company	(0.01)	(0.06)	(0.02)	(0.06)

Net loss per share	$(0.52)	$(0.08)	$(1.17)	$(0.18)

Basic weighted average shares outstanding	63,587	63,600	63,557	63,561

Diluted weighted average shares outstanding	63,587	63,600	63,557	63,561

Dividends declared per share	$—	$0.1025	$—	$0.2050

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,898)	$(11,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of real estate	1,031	—
Equity in losses of unconsolidated entities	1,411	4,747
Depreciation and amortization (including amortization of signing bonuses)	8,264	18,475
Loss on disposal of property, equipment and leasehold improvements	12	—
Impairment of real estate	13,972	—
Impairment of marketable equity securities	—	1,618
Stock-based compensation	6,181	6,011
Compensation expense on profit sharing arrangements	225	—
Amortization/write-off of intangible contractual rights	242	986
Amortization of deferred financing costs	1,148	369
Gain on marketable equity securities	(184)	—
Deferred income taxes	1	(6,212)
Allowance for uncollectible accounts	5,648	529
Loss on write-off of real estate deposit and pre-acquisition costs	102	—
Other operating noncash gains	—	292
Changes in operating assets and liabilities:
Accounts receivable from related parties	8,736	(979)
Prepaid expenses and other assets	13,814	(9,591)
Accounts payable and accrued expenses	(11,023)	(38,083)
Other liabilities	(3,203)	(8,395)

Net cash used in operating activities	(29,521)	(41,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,885)	(3,391)
Tenant improvements and capital expenditures	(1,658)	—
Purchases of marketable equity securities	(3,406)	—
Proceeds from sale of marketable equity securities	—	214
Advances to related parties	(3,312)	(10,088)
Proceeds from repayment of advances to related parties	1,500	47,328
Proceeds from related parties	764	—
Notes receivable from related parties	—	(9,700)
Repayment of notes receivable from related parties	—	7,600
Investments in unconsolidated entities	—	(15,982)
Distributions of capital from unconsolidated entities	547	—
Acquisition of properties	—	(73,927)
Proceeds from sale of properties	93,471	—
Real estate deposits and pre-acquisition costs	(1,812)	(6,973)
Proceeds from collection of real estate deposits and pre-acquisition costs	4,277	11,334
Restricted cash	(3,981)	7,294

Net cash provided by (used in) investing activities	84,505	(46,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	10,389	55,000
Repayments on line of credit	(7,100)	—
Borrowings on notes payable	935	51,853
Repayments of notes payable and capital lease obligations	(78,883)	(32,044)
Other financing costs	(65)	—
Deferred financing costs	(1,456)	—
Dividends paid to common stockholders	—	(8,434)
Contributions from noncontrolling interests	4,560	4,116
Distributions to noncontrolling interests	(1,506)	(2,061)

Net cash (used in) provided by financing activities	(73,126)	68,430

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,142)	(19,626)
Cash and cash equivalents — Beginning of period	32,985	49,328

Cash and cash equivalents — End of period	$14,843	$29,702

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Issuance of warrants	$534,000	$—

Capital lease obligations	$2,270	$—

Dividends accrued	$—	$6,695

Deconsolidation of assets held by variable interest entities	$—	$143,738

Deconsolidation of liabilities held by variable interest entities	$—	$111,179

Deconsolidation of sponsored mutual fund	$3,951	$—

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
Grubb & Ellis Company (“the Company” or “Grubb & Ellis”), a Delaware corporation founded over 50 years ago in Northern California, is a commercial real estate services and investment management firm. On December 7, 2007, the Company effected a stock merger (the “Merger”) with NNN Realty Advisors, Inc. (“NNN”), a real estate asset management company and sponsor of public non-traded real estate investment trusts (“REITs”), as well as a sponsor of tax deferred tenant-in-common (“TIC”) 1031 property exchanges and other investment programs. Upon the closing of the Merger, a change of control occurred. The former stockholders of NNN acquired approximately 60% of the Company’s issued and outstanding common stock.
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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned controlled subsidiaries’, variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and partnerships/limited liability companies (“LLCs”) in which the Company is the managing member or general partner and the other partners/members lack substantive rights (hereinafter collectively referred to as the “Company”), and are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.
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
As more fully discussed in Note 11, the Company has entered into a Third Amendment to its Credit Facility that requires the Company to comply with the approved budget that has been agreed to by the Company and the lenders, subject to agreed upon variances. The Company is also required under the Third Amendment to effect the Recapitalization plan on or before September 30, 2009 and in connection therewith to effect a Partial Prepayment on or before September 30, 2009. Among other things, in the event the Company does not complete the recapitalization plan and/or make the Partial Prepayment, the Credit Facility will terminate on January 15, 2010. In light of the current state of the financial markets and economic environment, there is risk that the Company will be unable to meet the terms of the Credit Facility which would result in the entire balance of the debt becoming due and payable. If the Credit Facility were to become due and payable on the alternative due date of January 15, 2010, there can be no assurances that the Company will have access to alternative funding sources, or if such sources are available to the Company, that they will be on favorable terms and conditions to the Company, which at that time could create substantial doubt about the Company’s ability to continue as a going concern after January 15, 2010.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2009, the Company has classified three of its remaining four properties as properties held for sale in its consolidated balance sheet and has included the operations of such properties in discontinued operations in the consolidated statements of operations for all periods presented pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). All four remaining properties had been previously classified as held for sale in the Annual Report on Form 10-K for the year ended December 31, 2008 and the Quarterly Report on Form 10-Q for the period ended March 31, 2009. However, as of June 30, 2009, one of these properties no longer met the held for sale criteria under SFAS No. 144 and, accordingly, was reclassified to properties held for investment in the consolidated balance sheet with the operations of such property included in continuing operations in the consolidated statements of operations for all periods presented.
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
Credit Facility
Weak economic conditions could impact the Company’s ability to remain in compliance with the debt covenants contained within its Credit Facility described in Note 11 below. If revenues are less than the Company has projected, the Company will be required to take further actions within its control to reduce costs so as to allow the Company to remain in compliance with the financial covenants in the Credit Facility. In the event the Company is required to amend the Credit Facility in order to remain in compliance with the financial covenants set forth therein, there can be no assurances that it will be able to do so.
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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the “FSP”). The FSP amended SFAS No. 157 to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157 as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the FSP deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on the consolidated financial statements.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table presents changes in financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the six months ended June 30, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Impairment
Assets (in thousands)	June 30, 2009	Level 1	Level 2	Level 3	Losses
Investments in marketable equity securities	$1,014	$1,014	$—	$—	$—
Properties held for sale	$58,660	$—	$—	$58,660	$(1,817)
Property held for investment	$46,585	$—	$—	$46,585	$(4,983)
Investments in unconsolidated entities	$4,547	$—	$—	$4,547	$(6,643)
Fair Value of Financial Instruments
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
As of June 30, 2009, the fair values of the Company’s notes payable, senior notes and lines of credit, which were calculated based on assumed discount rates ranging from 8.5% to 10.6%, were approximately $119.8 million, $15.6 million and $66.2 million, respectively, compared to the carrying values of $138.6 million, $16.3 million and $66.3 million, respectively. As of December 31, 2008, the fair values of the Company’s notes payable, senior notes and lines of credit, which were calculated based on assumed discount rates ranging from 8.4% to 10.4%, were approximately $195.4 million, $15.5 million and $60.0 million, respectively, compared to the carrying values of $216.0 million, $16.3 million and $63.0 million, respectively. The amounts recorded for accounts receivable, notes receivable, advances and accounts payable and accrued liabilities approximate fair value due to their short-term nature.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
A noncontrolling interest relates to the interest in the consolidated entities that are not wholly-owned by the Company. As a result of adopting FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51, or SFAS No. 160, on January 1, 2009, the Company has restated the December 31, 2008 consolidated balance sheet, as well as the statement of operations for the three and six months ended June 30, 2008 as follows:

	As Previously
As of December 31, 2008	Reported	Adjustment	As Adjusted
Minority interests	$3,605	$(3,605)	$—

Noncontrolling interest equity	$—	$3,605	$3,605

Total equity	$70,171	$3,605	$73,776

	As Previously
Three Months Ended June 30, 2008	Reported	Adjustment	As Adjusted
Minority interest in income	$(142)	$142	$—

Net loss	$(5,380)	$142	$(5,238)

Income attributable to noncontrolling interests	$—	$142	$142

	As Previously
Six Months Ended June 30, 2008	Reported	Adjustment	As Adjusted
Minority interest in income	$(146)	$146	$—

Net loss	$(11,678)	$146	$(11,532)

Income attributable to noncontrolling interests	$—	$146	$146

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
In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting for business combinations and will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) changes the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on a prospective basis on January 1, 2009. The adoption of SFAS No. 141(R) will materially affect the accounting for any future business combinations.

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
In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP SFAS 142-3”). FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 became effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB Opinion No. 28-1. FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the consolidated financial statements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS No. 115-2, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS No. 115-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP FAS No. 115-2 did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS No. 157-4. FSP SFAS No. 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157, Fair Value Measurements, states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, FSP SFAS No. 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of FSP SFAS No. 157-4 did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position SFAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the accounting for contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009. The adoption of FSP SFAS 141(R)-1 did not have a material impact on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS No. 167”), which addresses the effects of eliminating the qualifying SPE concept from SFAS No. 140 and redefines who the primary beneficiary is for purposes of determining which variable interest holder should consolidated the variable interest entity. SFAS No. 167 becomes effective for annual periods beginning after November 15, 2009. The Company is reviewing any impact this may have on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes that the FASB Accounting Standards Codification (“the Codification”) will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on the consolidated financial statements.
The Company has adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”) effective beginning with the quarter ended June 30, 2009 and has evaluated for disclosure subsequent events that have occurred up through August 10, 2009, the date of issuance of these financial statements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2. MARKETABLE SECURITIES
The historical cost and estimated fair value of the available-for-sale marketable securities held by the Company are as follows:

	As of June 30, 2009				As of December 31, 2008
		Gross Unrealized		Fair		Gross Unrealized		Fair
	Historical			Market	Historical			Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$518	$—	$(135)	$383	$—	$—	$—	$—

There were no sales of marketable equity securities during the three and six month periods ended June 30, 2009 and 2008. The Company believed that a decline in the value of marketable equity securities was other than temporary and recorded realized losses of approximately $1.5 million and $1.6 million to reflect the fair value of such securities for the three and six month periods ended June 30, 2008, respectively.
Investments in Limited Partnerships
The Company acquired Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”) in 2007 and through this subsidiary the Company serves as general partner and investment advisor to one hedge fund limited partnership and as investment advisor to three mutual funds as of June 30, 2009. One of the limited partnerships, Grubb & Ellis AGA Real Estate Investment Fund LP, is required to be consolidated in accordance with EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group Controls a Limited Partnership of Similar Entity When the Limited Partners Have Certain Rights. In addition, two of the mutual funds are required to be consolidated, Grubb & Ellis AGA US Realty Fund and Grubb & Ellis AGA International Realty Fund, in accordance with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB No. 51”). As of December 31, 2008, Alesco served as general partner and investment advisor to five hedge fund limited partnerships and as investment advisor to one mutual fund. During the six months ended June 30, 2009, four of the hedge fund limited partnerships were liquidated.
For the three and six months ended June 30, 2009, Alesco had investment income of approximately $764,000 and $355,000, respectively, which is reflected in other income (expense) and offset in noncontrolling interest in loss of consolidated entities on the statement of operations. For the three and six months ended June 30, 2008, Alesco had investment losses of approximately $813,000 and $1.2 million, respectively, which are reflected in other expense and offset in noncontrolling interest in loss of consolidated entities on the statement of operations. Alesco earned approximately $8,000 and $93,000 of management fees based on ownership interest under the agreements for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, these limited partnerships had assets of approximately $631,000 and $1.5 million, respectively, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.
The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of June 30, 2009				As of December 31, 2008
		Gross Unrealized		Fair		Gross Unrealized		Fair
	Historical			Market	Historical			Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$523	$123	$(15)	$631	$1,933	$12	$(435)	$1,510

	For the Three Months Ended June 30, 2009				For the Three Months Ended June 30, 2008
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
	(Unaudited)				(Unaudited)
Equity securities	$106	$69	$600	$775	$88	$(251)	$(551)	$(714)
Less investment expenses	(11)	—	—	(11)	(99)	—	—	(99)

	$95	$69	$600	$764	$(11)	$(251)	$(551)	$(813)

	For the Six Months Ended June 30, 2009				For the Six Months Ended June 30, 2008
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
	(Unaudited)				(Unaudited)
Equity securities	$191	$(236)	$420	$375	$129	$(1,604)	$410	$(1,065)
Less investment expenses	(20)	—	—	(20)	(167)	—	—	(167)

	$171	$(236)	$420	$355	$(38)	$(1,604)	$410	$(1,232)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. RELATED PARTIES
Related party balances are summarized below:
Accounts Receivable
Accounts receivable from related parties consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Accrued property management fees	$15,721	$23,298
Accrued lease commissions	7,639	7,720
Other accrued fees	3,150	3,372
Other receivables	645	647
Accrued asset management fees	1,576	1,725
Accounts receivable from sponsored REITs	5,199	4,768
Accrued real estate acquisition fees	698	1,834

Total	34,628	43,364
Allowance for uncollectible receivables	(8,768)	(9,662)

Accounts receivable from related parties — net	25,860	33,702
Less portion classified as current	(10,788)	(22,630)

Non-current portion	$15,072	$11,072

Advances to Related Parties
The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less unless extended by the Company, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Advances to properties of related parties	$16,070	$14,714
Advances to related parties	3,327	2,937

Total	19,397	17,651
Allowance for uncollectible advances	(9,224)	(3,170)

Advances to related parties — net	10,173	14,481
Less portion classified as current	(1,866)	(2,982)

Non-current portion	$8,307	$11,499

As of June 30, 2009, accounts receivable totaling $310,000 due from a program 30.0% owned and managed by Anthony W. Thompson, the Company’s former Chairman who subsequently resigned in February 2008 but remains a substantial stockholder of the Company, had been fully reserved against. The receivable of $310,000 has been reserved for and is included in the allowance for uncollectible advances. On November 4, 2008, the Company made a formal written demand to Mr. Thompson for these monies.
As of December 31, 2008, advances to a program 40.0% owned and, as of April 1, 2008, managed by Mr. Thompson, totaled $963,000, which includes $61,000 in accrued interest. As of June 30, 2009, the total outstanding balance of $1.0 million, inclusive of $102,000 in accrued interest, was past due. The total amount of $1.0 million has been reserved for and is included in the allowance for uncollectible advances. On November 4, 2008 and April 3, 2009, the Company made a formal written demand to Mr. Thompson for these monies.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
In June 2008, the Company advanced $3.7 million to Apartment REIT on an unsecured basis. The unsecured note originally had an original maturity date of December 27, 2008 and bore interest at a fixed rate of 4.95% per annum. On November 10, 2008, the Company extended the maturity date to May 10, 2009 and adjusted the interest rate to a fixed rate of 5.26% per annum. The note required monthly interest-only payments beginning on August 1, 2008 and provided for a default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate. Effective May 10, 2009 the Company entered into a second extension agreement with Apartment REIT, extending the maturity date to November 10, 2009. The new terms of the extension continue to require monthly interest-only payments beginning May 1, 2009 and bears interest at a fixed rate of 8.43% with the original default rate.
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
There were no advances to or repayments made by Apartment REIT during the period ending June 30, 2009. As of June 30, 2009, the balance owed by Apartment REIT to the Company on the two unsecured notes totals $9.1 million in principal with no interest outstanding.
4. VARIABLE INTEREST ENTITIES
The determination of the appropriate accounting method with respect to the Company’s variable interest entities (“VIEs”), including joint ventures, is based on FASB Interpretation No. (“FIN”) 46(R) (“FIN No. 46(R)”). The Company consolidates any VIE for which it is the primary beneficiary.
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
The Company’s Investment Management segment is a sponsor of TIC Programs and related formation LLC’s. As of June 30, 2009 and December 31, 2008, the Company had investments in seven LLCs that are VIEs in which the Company is the primary beneficiary. These seven LLCs hold interests in the Company’s TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of June 30, 2009 was $2.4 million and $17,000, respectively. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2008 was $3.7 million and $309,000, respectively. In addition, these consolidated VIEs are joint and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.4 million and $277.8 million as of June 30, 2009 and December 31, 2008, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non recourse mortgage debt does not meet the criteria under SFAS No. 140 for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company does consider the third party TIC holders ability and intent to repay their share of the joint and several liability in evaluating the recovery.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2009 and December 31, 2008 the Company had a number of entities that were determined to be VIEs that did not meet the consolidation requirements of FIN No. 46(R). The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was $2.2 million and $5.0 million as of June 30, 2009 and December 31, 2008, respectively, and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. During the six months ended June 30, 2009, the Company funded a total of $2.6 million related to TIC Program reserves. Future funding commitments as of June 30, 2009 for the unconsolidated VIEs totaled $529,000 to fund TIC Program reserves. In July 2009 the Company made an additional commitment to fund $721,000 of TIC Program reserves. In addition, as of June 30, 2009 and December 31, 2008, these unconsolidated VIEs are joint and severally liable on non-recourse mortgage debt totaling $393.5 million and $385.3 million, respectively. Although the mortgage debt is non-recourse to the VIE that holds the TIC interest, the Company has full recourse guarantees on a portion of such mortgage debt totaling $3.5 million as of June 30, 2009 and December 31, 2008, respectively, for which the Company has recorded no liability as of June 30, 2009 and December 31, 2008, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non recourse mortgage debt does not meet the criteria under SFAS No. 140 for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company does consider the third party TIC holders ability and intent to repay their share of the joint and several liability in evaluating the recovery. In evaluating the recovery of the TIC investment the Company evaluated the likelihood that the lender would foreclose on the VIEs interest in the TIC to satisfy the obligation. See Note 5 — Investments in Unconsolidated Entities for additional information.
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of June 30, 2009 and December 31, 2008, the Company held investments in five joint ventures totaling $1.5 million and $3.8 million, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to FIN No. 46(R), the Company has consolidated seven LLCs with investments in unconsolidated entities totaling $2.3 million and $3.7 million as of June 30, 2009 and December 31, 2008, respectively. The remaining amounts within investments in unconsolidated entities are related to various LLCs, which represent ownership interests of less than 1.0%.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. PROPERTY HELD FOR INVESTMENT
A summary of the balance sheet information for property held for investment is as follows:

		June 30,	December 31,
(In thousands)	Useful Life	2009	2008

Building and capital improvement	39 years	$41,439	$45,622
Tenant improvement	1–12 years	4,715	4,654
Accumulated depreciation		(4,551)	(4,551)

Total		41,603	45,725
Land		4,982	5,527

Property held for investment — net		$46,585	$51,252

The Company recognized $1.1 million of depreciation expense related to the property held for investment for the three months ended June 30, 2008 and approximately $1.3 million for the six months ended June 30, 2008. The Company did not record any depreciation expense for the three and six months ended June 30, 2009 as the property was previously held for sale and was reclassified as held for investment as of June 30, 2009. In accordance with the provisions of SFAS No. 144 management determined that the carrying value of the property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment was greater than the fair value of the property at the date of the subsequent decision not to sell and as such, made no additional adjustments to the carrying value of the asset as of June 30, 2009.
7. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

(In thousands)	Useful Life	June 30, 2009	December 31, 2008
Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$11,924	$11,924
Accumulated amortization		(4,700)	(4,700)

Contract rights, net		7,224	7,224

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,400	5,436
Internally developed software	4 years	6,200	6,200
Other contract rights	5 to 7 years	1,163	1,418
Non-compete and employment agreements	3 to 4 years	97	97

		87,560	87,851
Accumulated amortization		(5,094)	(3,548)

Other identified intangible assets, net		82,466	84,303

Identified intangible assets — property
In place leases and tenant relationships	1 to 104 months	7,091	7,346
Above market leases	1 to 92 months	2,364	2,364

		9,455	9,710

Accumulated amortization		(4,185)	(3,920)

Identified intangible assets, net — property		5,270	5,790

Total identified intangible assets, net		$94,960	$97,317

Amortization expense recorded for contract rights was approximately $563,000 and $986,000 for the three and six months ended June 30, 2008. No amortization expense was recognized during the three and six months ended June 30, 2009 related to the contract rights. Amortization expense is charged as a reduction to investment management revenue in the applicable period. During the period of future real property sales, the amortization of the contract rights for intangible assets will be applied based on the net relative value of disposition fees realized.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amortization expense recorded for the other identified intangible assets was approximately $806,000 and $894,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $1.6 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the in place leases and tenant relationships was approximately $608,000 and $738,000 for the three and six months ended June 30, 2008, respectively. The Company did not record any depreciation expense for the three and six months ended June 30, 2009 as the property was previously held for sale and was reclassified as held for investment as of June 30, 2009. In accordance with the provisions of SFAS No. 144, management determined that the carrying value of the property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment was greater than the fair value of the property at the date of the subsequent decision not to sell and as such, made no additional adjustments to the carrying value of the asset as of June 30, 2009. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the above market leases was approximately $263,000 and $138,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $265,000 and $280,000 for the six months ended June 30, 2009 and 2008, respectively. Amortization expense is charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.
8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Salaries and related costs	$13,463	$13,643
Accounts payable	11,449	14,323
Accrued liabilities	11,299	11,502
Bonuses	10,197	9,741
Broker commissions	7,347	14,002
Property management fees and commissions due to third parties	2,177	2,940
Severance	611	2,957
Interest	700	651
Other	80	463

Total	$57,323	$70,222

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
Notes payable and capital lease obligations consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Mortgage debt payable to a financial institution. Fixed interest rate of 6.29% per annum as of June 30, 2009. The note matures in February 2017. As of June 30, 2009, note requires monthly interest-only payments	$70,000	$70,000
Capital leases obligations	2,211	536

Total	72,211	70,536
Less portion classified as current	(1,026)	(333)

Non-current portion	$71,185	$70,203

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
10. NOTES PAYABLE OF PROPERTIES HELD FOR SALE
Notes payable of properties held for sale consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Mortgage debt payable to various financial institutions, with variable interest rates based on London Interbank Offered Rate (“LIBOR”) and include an interest rate cap through April 15, 2009 for LIBOR at 6.00% (interest rate of 6.00% per annum as of June 30, 2009). The notes require monthly interest-only payments and mature in July 2009 and have three one-year extension options	$31,613	$108,677
Mortgage debt payable to financial institution. Fixed interest rate of 6.32% per annum as of June 30, 2009. The note matures in July 2014. As of June 30, 2009, all note requires monthly interest-only payments	37,000	37,000
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest payments are due quarterly	—	282

Total	$68,613	$145,959

11. LINE OF CREDIT
On December 7, 2007, the Company entered into a $75.0 million credit agreement by and among the Company, the guarantors named therein, and the financial institutions defined therein as lender parties, with Deutsche Bank Trust Company Americas, as lender and administrative agent (the “Credit Facility”). The Company was restricted to solely use the line of credit for investments, acquisitions, working capital, equity interest repurchase or exchange, and other general corporate purposes. The line bore interest at either the prime rate or LIBOR based rates, as the Company may choose on each of its borrowings, plus an applicable margin based on the Company’s Debt/Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio as defined in the credit agreement.
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
On November 4, 2008, the Company amended (the “Second Letter Amendment”) its Credit Facility revising certain terms of the Credit Facility. The effective date of the Second Letter Amendment was September 30, 2008.
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
Additionally, the Second Letter Amendment, among other things, modified restrictions on guarantees of primary obligations from $125.0 million to $50.0 million, modified select financial covenants to reflect the impact of the then current economic environment on the Company’s financial performance, amended certain restrictions on payments by deleting any dividend/share repurchase limitations and modifies the reporting requirements of the Company with respect to real property owned or held.
As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA. As a result, part of the Second Letter Amendment included a provision which modified selected covenants. The Company was not in compliance with certain debt covenants as of March 31, 2009, all of which were effectively cured as of such date by the Third Amendment to the Credit Facility described below. As a consequence of the foregoing, and certain provisions of the Third Amendment, the Credit Facility has been classified as a current liability as of June 30, 2009.

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
In the event that Company effects the Recapitalization Plan and in connection therewith effects a partial repayment of the Revolving A Credit Facility on or prior to September 30, 2009, the Warrants automatically will expire and not become exercisable, the applicable margin will automatically be reduced to 3% on prime rate loans and 4% on LIBOR based loans and the Company shall have the right, subject to the requisite approval of the lenders, to seek an extension to extend the term of the Credit Facility to January 5, 2011, provided the Company also pays a fee of ..25% of the then outstanding commitments under the Credit Facility. The Company calculated the fair value of the Warrants to be $534,000 and has recorded such amount in stockholders’ equity with a corresponding debt discount to the line of credit balance. Such debt discount amount will be amortized into interest expense over the remaining term of the Credit Facility. As of June 30, 2009, the net debt discount balance was $437,000 and is included in the current portion of line of credit in the accompanying consolidated balance sheet.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
The Third Amendment requires the Company to use its commercially reasonable best efforts to sell four other commercial properties, including the two other GERA Properties, by September 30, 2009. Although the Company is using its commercially reasonable best efforts to sell the four remaining commercial properties, at the current time it appears that it is unlikely that one of the remaining properties will be sold by September 30, 2009. Accordingly, and in light of the foregoing, this property no longer meets the held for sale criteria under SFAS No. 144 as of June 30, 2009, the property was reclassified to properties held for investment in the consolidated balance sheet with the operations of such property included in continuing operations in the consolidated statements of operations for all periods presented.
The Company’s Credit Facility is secured by substantially all of the Company’s assets. The outstanding balance on the Credit Facility was $66.3 million and $63.0 million as of June 30, 2009 and December 31, 2008 and carried a weighted average interest rate of 8.37% and 4.51%, respectively.
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
12. SEGMENT DISCLOSURE
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
The Company evaluates the performance of its segments based upon operating income (loss). Operating income (loss) is defined as operating revenue less compensation and general and administrative costs and excludes other rental related, rental expense, interest expense, depreciation and amortization, allocation of overhead and other operating and non-operating expenses.

	Management	Transaction	Investment
Three Months Ended June 30, 2009	Services	Services	Management	Total
(In thousands)
Revenue	$66,649	$38,939	$13,426	$119,014
Compensation costs	57,998	35,929	9,399	103,326
General and administrative	2,823	8,663	13,651	25,137

Segment operating income (loss)	$5,828	$(5,653)	$(9,624)	$(9,449)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Management	Transaction	Investment
Three Months Ended June 30, 2008	Services	Services	Management	Total
(In thousands)
Revenue	$60,620	$56,541	$34,988	$152,149
Compensation costs	54,809	47,562	9,019	111,390
General and administrative	1,940	8,978	5,529	16,447

Segment operating income	$3,871	$1	$20,440	$24,312

	Management	Transaction	Investment
Six Months Ended June 30, 2009	Services	Services	Management	Total
(In thousands)
Revenue	$132,180	$72,472	$29,083	$233,735
Compensation costs	117,810	70,375	19,385	207,570
General and administrative	5,686	17,755	22,343	45,784

Segment operating income (loss)	$8,684	$(15,658)	$(12,645)	$(19,619)

	Management	Transaction	Investment
Six Months Ended June 30, 2008	Services	Services	Management	Total
(In thousands)
Revenue	$122,376	$115,689	$60,364	$298,429
Compensation costs	111,547	97,060	16,750	225,357
General and administrative	4,288	18,543	9,422	32,253

Segment operating income	$6,541	$86	$34,192	$40,819

The following is a reconciliation between segment operating (loss) income to net loss attributable to Grubb & Ellis Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating (loss) income	$(9,449)	$24,312	$(19,619)	$40,819
Non-segment:
Rental operations, net of rental related expenses	821	1,897	1,750	3,158
Corporate overhead (compensation, general and administrative costs)	(15,140)	(17,137)	(30,738)	(31,242)
Other operating expenses	(8,894)	(11,306)	(24,585)	(19,772)
Other income (expense)	806	(1,793)	(1,005)	(7,513)
Loss (income) attributable to noncontrolling interests	(190)	(142)	1,588	(146)
Income tax (provision) benefit	(304)	2,568	(671)	6,940
Loss from discontinued operations	(458)	(3,779)	(1,030)	(3,922)

Net loss attributable to Grubb & Ellis Company	$(32,808)	$(5,380)	$(74,310)	$(11,678)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
13. PROPERTIES HELD FOR SALE
A summary of the properties and related LLC’s held for sale balance sheet information is as follows:

(In thousands)	June 30, 2009	December 31, 2008
Cash and cash equivalents	$55	$327
Restricted cash	3,471	26,251
Properties held for sale — net	58,660	116,155
Identified intangible assets and other assets held for sale — net	9,437	29,971

Total assets	$71,623	$172,704

Notes payable of properties held for sale	$68,613	$145,959
Liabilities of properties held for sale — net	7,485	16,056
Other liabilities	1,464	1,847

Total liabilities	$77,562	$163,862

During 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements. As of June 30, 2009, the Company has a covenant within its Credit Facility which requires the Company to use its commercially reasonable best efforts to sell four commercial properties by September 30, 2009. The recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to SFAS No. 144, the Company assessed the value of the assets. In addition, the Company reviewed the valuation of its other owned properties and real estate investments. This valuation review resulted in the Company recognizing an impairment charge of approximately $6.8 million against the carrying value of the properties and real estate investments as of June 30, 2009, $1.8 million of which is included in discontinued operations. Although the Company is using its commercially reasonable best efforts to sell the four remaining commercial properties, at the current time it appears that it is unlikely that one of the remaining properties will be sold by September 30, 2009. Accordingly, and in light of the foregoing, this property no longer meets the held for sale criteria under SFAS No. 144 as of June 30, 2009, the property was reclassified to properties held for investment in the consolidated balance sheet with the operations of such property included in continuing operations in the consolidated statements of operations for all periods presented.
On October 31, 2008, the Company entered into that certain Agreement for the Purchase and Sale of Real Property and Escrow Instructions to effect the sale of the Corporate Center located at 39 Old Ridgebury Road, Danbury, Connecticut, to an unaffiliated entity for a purchase price of $76.0 million. This agreement was amended and restated in its entirety by that certain Danbury Merger Agreement dated as of January 23, 2009, as amended by the First Amendment to Danbury Merger Agreement dates as of January 23, 2009 which reduced the purchase price to $73.5 million. In accordance with the terms of the Danbury Merger Agreement, as amended by the First Danbury Amendment, the Company received one half of the buyer’s deposits in an amount of $3.1 million from the buyer upon the execution of the Danbury Merger Agreement which payment remains subject to the terms of the Danbury Merger Agreement and the remaining $3.1 million of deposits are held in escrow pending the closing. On June 3, 2009, the Company sold the Danbury Property for $72.4 million.
The investments in unconsolidated entities held for sale represent the Company’s interest in certain real estate properties that it holds through various limited liability companies. In accordance with SFAS No. 66, Accounting for Sales of Real Estate, and Emerging Issues Task Force 98-8, Accounting for Transfers of Investments That Are in Substance Real Estate, (“EITF 98-8”) the Company treats the disposition of these interests similar to the disposition of real estate it holds directly. In addition, pursuant to FIN No. 46(R), when the Company is no longer the primary beneficiary of the LLC, the Company deconsolidates the LLC.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The net results of discontinued operations and the net gain on dispositions of properties sold or classified as held for sale as of June 30, 2009, in which the Company has no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. The Company will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.
The following table summarizes the income and expense components that comprised discontinued operations, net of taxes, for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Rental income	$5,021	$10,219	$11,844	$17,786
Rental expense	(3,287)	(6,132)	(7,604)	(10,760)
Interest expense (including amortization of deferred financing costs)	(1,457)	(3,421)	(3,087)	(6,355)
Real estate related impairments	—	—	(1,817)	—
Depreciation and amortization	—	(7,198)	—	(7,571)
Tax (provision) benefit	(109)	2,460	260	2,612

Income (loss) from discontinued operations-net of taxes	168	(4,072)	(404)	(4,288)

(Loss) gain on disposal of discontinued operations — net of taxes	(626)	293	(626)	366

Total loss from discontinued operations	$(458)	$(3,779)	$(1,030)	$(3,922)

14. COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company has non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which the Company acts as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.
Rent expense under these operating leases was approximately $6.2 million and $10.4 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $12.4 million and $16.3 million for the six months ended June 30, 2009 and 2008, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.
Operating Leases — Other — The Company is a master lessee of seven multifamily properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases was approximately $2.3 million and $2.4 million for three months ended June 30, 2009 and 2008, respectively, and approximately $4.6 million for six months ended June 30, 2009 and 2008, respectively.
The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $3.8 million and $4.1 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $7.5 million and $8.3 million for the six months ended June 30, 2009 and 2008, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.
As of June 30, 2009, the Company had recorded liabilities totaling $7.3 million related to such master lease arrangements, consisting of $4.6 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $2.7 million of additional loss reserves which were recorded in 2008.
The Company is also a 50% joint venture partner of four multi-family residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from November 2014 through January 2015, require minimum monthly payments averaging $372,000 over the 10-year period. Rent expense under these operating leases was approximately $1.1 million, for the three months ended June 30, 2009 and 2008, respectively, and approximately $2.3 million, for the six months ended June 30, 2009 and 2008, respectively.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $2.2 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $4.5 million for the six months ended June 30, 2009 and 2008, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.
TIC Program Exchange Provision — Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In July 2009 the Company received notice from an investor of their intent to exercise such rights of exchange and repurchase with respect to an initial investment totaling $4.5 million. The Company is currently evaluating such notice to determine the nature and extent of the right of such exchange and repurchase, if any.
The Company deferred revenues relating to these agreements of $98,000 and $246,000 for the three months ended June 30, 2009 and 2008, respectively. The Company deferred revenues relating to these agreements of $195,000 and $492,000 for the six months ended June 30, 2009 and 2008, respectively. Additional losses of $14.3 million and $4.4 million related to these agreements were recorded during the year ended December 31, 2008 and during the six months ended June 30, 2009, respectively, to reflect the impairment in value of properties underlying the agreements with investors. As of June 30, 2009, the Company had recorded liabilities totaling $22.5 million related to such agreements, consisting of $3.8 million of cumulative deferred revenues and $18.7 million of additional losses related to these agreements.
Capital Lease Obligations — The Company leases computers, copiers and postage equipment that are accounted for as capital leases (see Note 9 of the Notes to Consolidated Financial Statements for additional information).
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
Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of June 30, 2009, there were 148 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.7 billion. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.4 million as of June 30, 2009.
The Company’s guarantees consisted of the following as of June 30, 2009 and December 31, 2008:

(In thousands)	June 30, 2009	December 31, 2008
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,413,101	$3,414,433
Non-recourse/carve-out guarantees of the Company’s debt(1)	107,000	$107,000
Recourse guarantees of debt of properties under management	40,446	$42,426
Recourse guarantees of the Company’s debt	10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Management initially evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Interpretation No. 45. Any such liabilities were insignificant as of June 30, 2009 and December 31, 2008. In addition, on an ongoing basis, the Company evaluates the need to record additional liability in accordance with SFAS No. 5, Accounting for Contingencies. As of June 30, 2009 and December 31, 2008, the Company had recourse guarantees of $40.4 million and $42.4 million, respectively, relating to debt of properties under management. As of June 30, 2009, approximately $21.7 million of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In evaluating the potential liability relating to such guarantees, the Company considers factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of June 30, 2009 and December 31, 2008, the Company recorded a liability of $7.1 million and $9.1 million, respectively, related to its estimate of probable loss related to recourse guarantees of debt of properties under management which matured in January and April 2009.
Investment Program Commitments — During June and July 2009, the Company revised the offering terms related to certain investment programs which it sponsors, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. The company recorded a liability of $529,000 related to these changes as of June 30, 2009 and expects to record an additional $721,000 liability in the quarter ending September 30, 2009.
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
Alesco Seed Capital - On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company is required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed capital to fund the earn-out payments. As of June 30, 2009, the Company has invested $500,000 in seed capital into the open and closed end real estate funds that Alesco launched during 2008.
Deferred Compensation Plan — During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of June 30, 2009 and December 31, 2008, $2.6 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of June 30, 2009 and December 31, 2008 have recorded the cash surrender value of the policies of $1.0 million and $1.1 million, respectively, in Prepaid expenses and other assets.
In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of June 30, 2009 and December 31, 2008, the Company awarded an aggregate of 6.0 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $23.3 million and $22.5 million, respectively. As of June 30, 2009, an aggregate of 5.7 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.

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
The following is a reconciliation between weighted-average shares used in the basic and diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(In thousands, except per share amounts)
Numerator:
Loss from continuing operations attributable to Grubb & Ellis Company, net of tax	$(32,350)	$(1,601)	$(73,280)	$(7,756)
Loss from discontinued operations attributable to Grubb & Ellis Company, net of tax	(458)	(3,779)	(1,030)	(3,922)

Net loss attributable to Grubb & Ellis Company	$(32,808)	$(5,380)	$(74,310)	$(11,678)

Denominator:
Denominator for basic loss per share:
Weighted-average number of common shares outstanding	63,587 (1)	63,600 (1)	63,557 (1)	63,561 (1)
Effect of dilutive securities:
Non-vested restricted stock and stock options	— (1)	— (1)	— (1)	— (1)

Denominator for diluted loss per share:
Weighted-average number of common and common equivalent shares outstanding	63,587	63,600	63,557	63,561

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company, net of tax	$(0.51)	$(0.02)	$(1.15)	$(0.12)
Loss from discontinued operations attributable to Grubb & Ellis Company, net of tax	(0.01)	(0.06)	(0.02)	(0.06)

Basic loss per share	$(0.52)	$(0.08)	$(1.17)	$(0.18)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company, net of tax	$(0.51)	$(0.02)	$(1.15)	$(0.12)
Loss from discontinued operations attributable to Grubb & Ellis Company, net of tax	(0.01)	(0.06)	(0.02)	(0.06)

Diluted loss per share	$(0.52)	$(0.08)	$(1.17)	$(0.18)

(1)	Outstanding non-vested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 1.4 million and 3.1 million shares as of June 30, 2009 and 2008, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods. In addition, excluded from the calculation of diluted weighted-average common shares as of June 30, 2009 and 2008 were approximately 5.7 million and 2.0 million phantom shares, respectively, that may be awarded to employees related to the deferred compensation plan. As of June 30, 2009, 12.7 million shares that may be awarded to the lenders related to the potential exercise of the Warrants were also excluded from the calculation of diluted weighted-average common shares.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
16. COMPREHENSIVE LOSS
The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net loss	$(32,618)	$(5,238)	$(75,898)	$(11,532)
Other comprehensive (loss):
Net unrealized (loss) income on investments, net of taxes	(135)	691	(135)	640
Elimination of net unrealized loss on investment in GERA warrants	—	—	—	223

Total comprehensive loss	(32,753)	(4,547)	(76,033)	(10,669)

Comprehensive income (loss) attributable to noncontrolling interests	190	142	(1,588)	146

Comprehensive loss attributable to Grubb & Ellis Company	$(32,943)	$(4,689)	$(74,445)	$(10,815)

17. CHANGES IN EQUITY
The following is a reconciliation of total equity, equity attributable to Grubb & Ellis Company and equity attributable to noncontrolling interests from December 31, 2008 to June 30, 2009.

						Total
				Accumulated	(Accumulated	Grubb & Ellis
			Additional	Other	Deficit)	Company
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Equity	Interest	Equity

Balance as of December 31, 2008	65,383	$654	$402,780	$—	$(333,263)	$70,171	$3,605	$73,776

Vesting of share-based compensation	—	—	6,181	—	—	6,181	—	6,181
Issuance of warrants	—	—	534	—	—	534	—	534
Issuance of restricted shares to directors, officers and employees	411	4	(4)	—	—	—	—	—
Cancellation of non-vested restricted shares	(398)	(4)	(61)	—	—	(65)	—	(65)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,560	4,560
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,506)	(1,506)
Deconsolidation of sponsored mutual fund	—	—	—	—	—	—	(3,951)	(3,951)
Compensation expense on profit sharing arrangements	—	—	—	—	—	—	225	225
Change in unrealized loss on marketable securities	—	—	—	(135)	—	(135)	—	(135)

Net loss	—	—	—	—	(74,310)	(74,310)	(1,588)	(75,898)

Comprehensive loss	—	—	—	—	—	(74,445)	(1,588)	(76,033)

Balance as of June 30, 2009	65,396	$654	$409,430	$(135)	$(407,573)	$2,376	$1,345	$3,721

During the six months ended June 30, 2009, the Company granted 150,000 restricted shares of common stock. During the year ended December 31, 2008, the Company granted 1.6 million restricted shares of common stock and 77,000 shares of common stock were issued as a result of the exercise of stock options.
18. OTHER RELATED PARTY TRANSACTIONS
Offering Costs and Other Expenses Related to Public Non-Traded REITs — The Company, through its consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Healthcare REIT Advisor, LLC, and Grubb & Ellis Healthcare REIT II Advisor, LLC, bears certain general and administrative expenses in its capacity as advisor of Apartment REIT, Healthcare REIT and Healthcare REIT II, respectively, and is reimbursed for these expenses. However, Apartment REIT, Healthcare REIT and Healthcare REIT II will not reimburse the Company for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts are expensed by the Company.
The Company also pays for the organizational, offering and related expenses on behalf of Apartment REIT and Healthcare REIT for their initial offerings. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT in connection with their initial offerings. These expenses only become the liability of Apartment REIT and Healthcare REIT to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of the initial offerings. As of June 30, 2009 and December 31, 2008, the Company has incurred expenses of $4.3 million and $3.8 million, respectively, in excess of 1.5% of the gross proceeds of the Apartment REIT offering. As of June 30, 2009 and December 31, 2008, the Company has recorded an allowance for bad debt of approximately $4.3 million and $3.8 million, respectively, related to the Apartment REIT offering costs incurred as the Company believes that such amounts will not be reimbursed.
The Company also pays for the organizational, offering and related expenses on behalf of Apartment REIT’s follow-on offering and Healthcare REIT II’s initial offering. These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT II in connection with their offerings. These expenses only become a liability of Apartment REIT and Healthcare REIT II to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the offerings. As of June 30, 2009 and December 31, 2008, the Company has incurred expenses of $839,000 and $0, respectively, in excess of 1.0% of the gross proceeds of the Apartment REIT follow-on offering. As of June 30, 2009 and December 31, 2008, the Company has incurred expenses of $1.2 million and $97,000, respectively, in excess of 1.0% of the gross proceeds of the Healthcare REIT II initial offering. The Company anticipates that such amount will be reimbursed in the future once the offerings for Apartment REIT and Healthcare REIT II commence.
Management Fees — The Company provides both transaction and management services to parties which are related to an affiliate of a principal stockholder and director of the Company (collectively, “Kojaian Companies”). In addition, the Company also pays asset management fees to the Kojaian Companies related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, was $1.7 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $3.4 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Other Related Party — GERI, which is wholly owned by the Company, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of March 31, 2009, Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. As of December 31, 2007, each of Scott D. Peters, the Company’s former Chief Executive Officer and President, and Andrea R. Biller owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Apartment Management LLC tendered settlement for the purchase of the 18.0% equity interest in Grubb & Ellis Apartment Management LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Apartment Management, LLC increased from 64.0% to 82.0% after giving effect to this purchase from Mr. Peters. As of June 30, 2009 and December 31, 2008, Stanley J. Olander, the Company’s Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.
GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of June 30, 2009, each of Ms. Biller and Mr. Hanson, the Company’s Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Healthcare Management, LLC tendered settlement for the purchase of 18.0% equity interest in Grubb & Ellis Healthcare Management, LLC that was previously owned by Mr. Peters. As a consequence, through a wholly-owned subsidiary, the Company’s equity interest in Grubb & Ellis Healthcare Management, LLC increased from 46.0% to 64.0% after giving effect to this purchase from Mr. Peters.
Anthony W. Thompson, former Chairman of the Company and NNN, as a special member, was entitled to receive up to $175,000 annually in compensation from each of Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC. Effective February 8, 2008, upon his resignation as Chairman, he was no longer a special member. As part of his resignation, the Company has agreed to continue to pay him up to an aggregate of $569,000 through the initial offering periods related to Apartment REIT, Inc. and Healthcare REIT, Inc., of which $88,000 remains outstanding as of as of June 30, 2009.
The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes distributions of $85,000, earned by each of Mr. Peters and Ms. Biller for the six months ended June 30, 2008. There was no compensation expense related to the profit sharing arrangement with Grubb & Ellis Apartment Management, LLC, and therefore no distributions to any members, for the six months ended June 30, 2009. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions of $88,000 and $88,000, respectively, earned by Mr. Thompson, $0 and $387,000, respectively, earned by Mr. Peters, $65,000 and $387,000, respectively, earned by Ms. Biller, and $65,000 and $387,000, earned by Mr. Hanson for the six months ended June 30, 2009 and 2008, respectively.
As of June 30, 2009 and December 31, 2008, respectively, the remaining 82.0% equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 64.0% equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis.
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
19. INCOME TAXES
The components of income tax (benefit) provision from continuing operations for the three and six months ended June 30, 2009 and 2008 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Current:
Federal	$(14,449)	$(1,742)	$(17,878)	$(5,719)
State	(2,597)	(542)	(3,252)	(676)

	(17,046)	(2,284)	(21,130)	(6,395)

Deferred:
Federal	13,634	78	18,443	(47)
State	3,716	(362)	3,358	(498)

	17,350	(284)	21,801	(545)

	$304	$(2,568)	$671	$(6,940)

The Company recorded net prepaid taxes totaling approximately $638,000 as of June 30, 2009, comprised primarily of state tax refund receivables and state prepaid tax estimates.
As of December 31, 2008, federal net operating loss carryforwards were available to the Company in the amount of approximately $2.2 million, translating to a deferred tax asset before valuation allowance of $797,000 which will begin to expire in 2027. The Company also had state net operating loss carryforwards from previous periods totaling $74.5 million, translating to a deferred tax asset of $6.1 million before valuation allowances.
In evaluating the need for a valuation allowance as of June 30, 2009, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. Management determined that $28.2 million of deferred tax assets recorded during the six months ended June 30, 2009 do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations.
The differences between the total income tax (benefit) provision of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35% for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Federal income taxes at the statutory rate	$(11,216)	$(1,429)	$(25,413)	$(5,113)
State income taxes net of federal benefit	(1,344)	(224)	(2,968)	(759)
Credits	(197)	186	(197)	224
Non-deductible expenses	35	(924)	1,019	(1,144)
Change in valuation allowance	13,018	—	28,224	—
Other	8	(177)	6	(148)

(Benefit) provision for income taxes	$304	$(2,568)	$671	$(6,940)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Interim Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (as defined below) in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the slowdown in the volume and the decline in the transaction values of sales and leasing transactions, (ii) the general economic downturn and recessionary pressures on business in general, (iii) a prolonged and pronounced recession in real estate markets and values, (iv) the unavailability of credit to finance real estate transactions in general, and the Company’s tenant-in-common programs in particular, (v) the reduction in borrowing capacity under the Company’s current credit facility, and the additional limitations with respect thereto, (vi) the continuing ability to make interest and principal payments with respect to the Company’s credit facility, (vii) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (viii) the success of current and new investment programs, (ix) the success of new initiatives and investments, (x) the inability to attain expected levels of revenue, performance, brand equity and expense synergies resulting from the merger of Grubb & Ellis Company and NNN Realty Advisors in general, and in the current macroeconomic and credit environment in particular, and (xi) other factors described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, filed on June 1, 2009.
Overview and Background
The Company reports its revenue by three business segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). Transaction Services, which comprises its real estate brokerage operations; Investment Management, which includes providing acquisition, financing and disposition services with respect to its investment programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; and Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors. Additional information on these business segments can be found in Note 12 of Notes to Consolidated Financial Statements in Item 1 of this Report.
Critical Accounting Policies
A discussion of the Company’s critical accounting policies, which include principles of consolidation, revenue recognition, impairment of goodwill, deferred taxes, and insurance and claims reserves, can be found in its Annual Report on Form 10-K/A for the year ended December 31, 2008. There have been no material changes to these policies in 2009.

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
In December 2007, the FASB issued revised SFAS No. 141, Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) changed the accounting for business combinations and requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) changed the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on a prospective basis on January 1, 2009. The adoption of SFAS No. 141(R) will materially affect the accounting for any future business combinations.
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

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP SFAS 142-3”). FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the consolidated financial statements.
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
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS No. 107-1 and APB Opinion No. 28-1. FSP SFAS No. 107-1 and APB Opinion No. 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the consolidated financial statements.
FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS No. 115-2, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP FAS No. 115-2 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of FSP FAS No. 115-2 did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP SFAS No. 157-4. FSP SFAS No. 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157, Fair Value Measurements, states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, FSP SFAS No. 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of FSP SFAS No. 157-4 did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position SFAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141(R)-1”). FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the accounting for contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009. The adoption of FSP SFAS 141(R)-1 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS No. 167”), which addresses the effects of eliminating the qualifying SPE concept from SFAS No. 140 and redefines who the primary beneficiary is for purposes of determining which variable interest holder should consolidated the variable interest entity. SFAS No. 167 becomes effective for annual periods beginning after November 15, 2009. The Company is reviewing any impact this may have on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes that the FASB Accounting Standards Codification (“the Codification”) will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on the consolidated financial statements.
The Company has adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”) effective beginning with the quarter ended June 30, 2009 and has evaluated for disclosure subsequent events that have occurred up through August 10, 2009, the date of issuance of these financial statements.
RESULTS OF OPERATIONS
Overview
The Company reported revenue of approximately $124.6 million for the three months ended June 30, 2009, compared with revenue of $158.4 million for the same period in 2008. The decrease was primarily the result of decreases in Transaction Services and Investment Management revenue of $17.6 million and $21.6 million, respectively, partially offset by increases in Management Services revenue of $6.0 million.
The net loss attributable to Grubb & Ellis Company for the second quarter of 2009 was $32.8 million, or $0.52 per diluted share, and includes a non-cash charge of $2.0 million for real estate related impairments and a $11.1 million charge, which includes an allowance for bad debt and write-offs of related party receivables and advances. In addition, the three month results included approximately $3.2 million of stock-based compensation and $806,000 for amortization of other identified intangible assets.
The Company reported revenue of approximately $244.8 million for the six months ended June 30, 2009, compared with revenue of $310.7 million for the same period in 2008. The decrease was primarily the result of decreases in Transaction Services and Investment Management revenue of $43.2 million and $31.3 million, respectively, partially offset by increases in Management Services revenue of $9.8 million.
The net loss attributable to Grubb & Ellis Company for the first six months of 2009 was $74.3 million, or $1.17 per diluted share, and includes a non-cash charge of $12.2 million for real estate related impairments and a $16.5 million charge, which includes an allowance for bad debt and write-offs of related party receivables and advances. In addition, the six month results included approximately $6.2 million of stock-based compensation and $1.6 million for amortization of other identified intangible assets.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	June 30,		Change
(In thousands)	2009	2008	$	%
Revenue
Management services	$66,649	$60,620	$6,029	9.9%
Transaction services	38,939	56,541	(17,602)	(31.1)
Investment management	13,426	34,988	(21,562)	(61.6)
Rental related	5,555	6,279	(724)	(11.5)

Total revenue	124,569	158,428	(33,859)	(21.4)

Operating Expense
Compensation costs	112,462	122,550	(10,088)	(8.2)
General and administrative	31,141	22,424	8,717	38.9
Depreciation and amortization	2,423	4,315	(1,892)	(43.8)
Rental related	4,734	4,382	352	8.0
Interest	4,521	2,300	2,221	96.6
Merger related costs	—	4,691	(4,691)	(100.0)
Real estate related impairments	1,950	—	1,950	—

Total operating expense	157,231	160,662	(3,431)	(2.1)

Operating Loss	(32,662)	(2,234)	(30,428)	(1,362.0)

Other (Expense) Income
Equity in losses of unconsolidated entities	(180)	762	(942)	(123.6)
Interest income	139	218	(79)	(36.2)
Other expense	847	(2,773)	3,620	130.5

Total other income (expense)	806	(1,793)	2,599	145.0

Loss from continuing operations before income tax (provision) benefit	(31,856)	(4,027)	(27,829)	(691.1)
Income tax (provision) benefit	(304)	2,568	(2,872)	(111.8)

Loss from continuing operations	(32,160)	(1,459)	(30,701)	(2,104.2)

Discontinued Operations
Gain (loss) from discontinued operations, net of taxes	168	(4,072)	4,240	104.1
(Loss) gain on disposal of discontinued operations, net of taxes	(626)	293	(919)	(313.7)

Total loss from discontinued operations	(458)	(3,779)	3,321	87.9

Net loss	(32,618)	(5,238)	(27,380)	(522.7)
Net (loss) income from noncontrolling interests	190	142	48	33.8

Net loss attributable to Grubb & Ellis Company	$(32,808)	$(5,380)	$(27,428)	(509.8)

Revenue
Transaction and Management Services Revenue
The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s services revenue, and include fees related to both property and facilities management outsourcing as well as project management and business services. The Company has typically experienced its lowest quarterly revenue from transaction services in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. As of June 30, 2009, the Company managed approximately 241.8 million square feet of property compared to 218.0 million square feet for the same period in 2008.

Management Services revenue of $66.6 million for the three months ended June 30, 2009 includes revenue from the transfer of management of a significant portion of GERI’s captive property portfolio to Grubb & Ellis Managements Services of $1.9 million.
Transaction Services revenue, including brokerage commission, valuation and consulting revenue, was $38.9 million for the three months ended June 30, 2009. The Company’s Transaction Services business was negatively impacted by the current economic environment, which has reduced commercial real estate transaction velocity, particularly investment sales.
Investment Management Revenue
Investment Management revenue of $13.4 million for the three months ended June 30, 2009 reflected the revenue generated through the fee structure of the various investment products, which included acquisition, loan and disposition fees of approximately $815,000 and captive management fees of $8.5 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
In total, $210.9 million in equity was raised for the Company’s investment programs for the three months ended June 30, 2009, compared with $251.9 million in the same period in 2008. The decrease was driven by a decrease in TIC equity raised, partially offset by an increase in equity raised by the Company’s public non-traded REITs. During the three months ended June 30, 2009, the Company’s public non-traded REIT programs raised $208.7 million, an increase of 50.5% from the $138.7 million equity raised in the same period in 2008. The Company’s TIC 1031 exchange programs raised $2.2 million in equity during the second quarter of 2009, compared with $54.6 million in the same period in 2008. The decrease in TIC equity raised for the three months ended June 30, 2009 reflects the continued decline in current market conditions.
Acquisition and loan fees decreased approximately $12.9 million, or 94.1%, to approximately $815,000 for the three months ended June 30, 2009, compared to approximately $13.7 million for the same period in 2008. The quarter-over-quarter decrease in acquisition fees was primarily attributed to a decrease of $9.2 million in fees earned from the Company’s non-traded REIT programs, a decrease in fees from the Private Client Management platform, formerly known as Wealth Management, of $1.4 million and a decrease of $2.2 million in fees from the TIC programs. During the three months ended June 30, 2009, the Company acquired 2 properties on behalf of its sponsored programs for an approximate aggregate total of $41.1 million, compared to 21 properties for an approximate aggregate total of $497.5 million during the same period in 2008.
Disposition fees decreased approximately $4.4 million, or 100%, to zero for the three months ended June 30, 2009, compared to approximately $4.4 million for the same period in 2008. Offsetting the disposition fees during the three months ended June 30, 2008 was approximately $563,000 of amortization of identified intangible contract rights associated with the acquisition of Triple Net Properties Realty, Inc. (“Realty”) as they represent the right to future disposition fees of a portfolio of real properties under contract. There was no amortization of identified intangible contract rights for the three months ended June 30, 2009.
Captive management fees were down approximately 15.5% year-over-year.
Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to the Company’s TIC programs. Rental revenue also includes revenue from one property held for investment.

Operating Expense Overview
The Company’s operating expenses decreased approximately $3.4 million, or 2.1%, to $157.2 million for the three months ended June 30, 2009, compared to approximately $160.7 million for the same period in 2008. The Company recognized real estate impairments of $2.0 million during the three months ended June 30, 2009. Additionally there was an increase in interest expense of $2.2 million and increases in general and administrative expense of $8.7 million for the three months ended June 30, 2009. Offsetting these increases were decreases in compensation costs from lower commissions paid and synergies created as a result of the Merger of $10.1 million and decreases of merger related costs of $4.7 million.
Compensation Costs
Compensation costs decreased approximately $10.1 million, or 8.2%, to $112.5 million for the three months ended June 30, 2009, compared to approximately $122.6 million for the same period in 2008 due to a decrease in commissions paid of approximately $10.4 million related to the Transactions Services portfolio as a result of decrease in activity and a decrease of approximately $5.0 million related to the Investment Management business as a result of a reduction in headcount and decreases in salaries partially offset by an increase of $5.4 million as a result of an increase in reimbursable salaries, wages and benefits due to the growth in the Management Services portfolio.
General and Administrative
General and administrative expense increased approximately $8.7 million, or 38.9%, to $31.1 million for the three months ended June 30, 2009, compared to approximately $22.4 million for the same period in 2008 due to an increase of approximately $10.8 million in bad debt expense partially offset by various decreases related to management’s cost saving efforts.
General and administrative expense was 25.0% of total revenue for the three months ended June 30, 2009, compared with 14.2% for the same period in 2008.
Depreciation and Amortization
Depreciation and amortization expense decreased approximately $1.9 million, or 43.8%, to $2.4 million for the three months ended June 30, 2009, compared to approximately $4.3 million for the same period in 2008 due to a decrease in depreciation and amortization of approximately $1.8 million related to one property held for investment as of June 30, 2009 that had previously been held for sale since the third quarter of 2008. The Company did not record any depreciation expense for the three months ended June 30, 2009 related to this property. In accordance with the provisions of SFAS No. 144, management determined that the carrying value of the property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment was greater than the fair value of the property at the date of the subsequent decision not to sell and as such, made no additional adjustments to the carrying value of the asset as of June 30, 2009. Included in depreciation and amortization expense was $806,000 for amortization of other identified intangible assets.
Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to the Company’s TIC programs. Rental expense also includes expense from one property held for investment.
Interest Expense
Interest expense increased approximately $2.2 million, or 96.6%, to $4.5 million for the three months ended June 30, 2009, compared to $2.3 million for the same period in 2008. The increase in interest expense includes an increase of $604,000 related to the reimbursement of mezzanine interest costs on certain TIC programs, an increase of $273,000 due to additional borrowings and an increase in the interest rate on the Credit Facility as a result of the 3rd amendment to the Credit Facility, an increase of $368,000 related to the write off of loan fees related to the Credit Facility and an increase of $97,000 related to the amortization of the Warrants.

Real Estate Related Impairments
The Company recognized impairment charges of approximately $2.0 million during the three months ended June 30, 2009 related to certain unconsolidated real estate investments. Impairment charges of ($60,000) were recognized against the carrying value of the investments and charges of $2.0 million were recognized as a contingent liability during the three months ended June 30, 2009.
Discontinued Operations
In accordance with SFAS No. 144, for the three months ended June 30, 2009 and 2008, discontinued operations included the net income (loss) of three properties and one limited liability company (“LLC”) entity classified as held for sale as of June 30, 2009 along with the net income (loss) of two properties that were sold during the three months ended June 30, 2009. The net loss of $458,000 during the three months ended June 30, 2009 includes approximately $626,000 in loss on sale, net of taxes, related to the sale of the Danbury Property on June 3, 2009.
Income Tax
The Company recognized a tax expense of approximately $304,000 for the three months ended June 30, 2009, compared to a tax benefit of $2.6 million for the same period in 2008. The net $2.9 million increase in tax expense was a result of the $13.0 million valuation allowance recorded against continuing operations to offset tax benefits from the impairment of real estate held for sale recorded against discontinued operations during the three months ended June 30, 2009 as compared to the same period in 2008.
Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, the Company recognized a net loss of $32.8 million, or $0.52 per diluted share for the three months ended June 30, 2009, compared to a net loss of $5.4 million, or $0.08 per diluted share, for the same period in 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
The following summarizes comparative results of operations for the periods indicated.

	Six Months Ended
	June 30,		Change
(In thousands)	2009	2008	$	%
Revenue
Management services	$132,180	$122,376	$9,804	8.0%
Transaction services	72,472	115,689	(43,217)	(37.4)
Investment management	29,083	60,364	(31,281)	(51.8)
Rental related	11,097	12,266	(1,169)	(9.5)

Total revenue	244,832	310,695	(65,863)	(21.2)

Operating Expense
Compensation costs	225,733	244,723	(18,990)	(7.8)
General and administrative	58,359	44,129	14,230	32.2
Depreciation and amortization	4,864	7,160	(2,296)	(32.1)
Rental related	9,347	9,108	239	2.6
Interest	7,566	5,052	2,514	49.8
Merger related costs	—	7,560	(7,560)	(100.0)
Real estate related impairments	12,155	—	12,155	—

Total operating expense	318,024	317,732	292	0.1

Operating Loss	(73,192)	(7,037)	(66,155)	(940.1)

Other (Expense) Income
Equity in losses of unconsolidated entities	(1,411)	(4,743)	3,332	70.3
Interest income	284	523	(239)	(45.7)
Other expense	122	(3,293)	3,415	103.7

Total other expense	(1,005)	(7,513)	6,508	86.6

Loss from continuing operations before income tax (provision) benefit	(74,197)	(14,550)	(59,647)	(409.9)
Income tax (provision) benefit	(671)	6,940	(7,611)	(109.7)

Loss from continuing operations	(74,868)	(7,610)	(67,258)	(883.8)

Discontinued Operations
Loss from discontinued operations, net of taxes	(404)	(4,288)	3,884	90.6
(Loss) gain on disposal of discontinued operations, net of taxes	(626)	366	(992)	(271.0)

Total loss discontinued operations	(1,030)	(3,922)	2,892	73.7

Net loss	(75,898)	(11,532)	(64,366)	(558.2)
Net (loss) income from noncontrolling interests	(1,588)	146	(1,734)	(1,187.7)

Net loss attributable to Grubb & Ellis Company	$(74,310)	$(11,678)	$(62,632)	(536.3)

Revenue
Transaction and Management Services Revenue
Management Services revenue was $132.2 million for the six months ended June 30, 2009 compared to $122.4 million for the same period in 2008. Management Services revenue of $132.2 million for the six months ended June 30, 2009 includes revenue from the transfer of management of a significant portion of GERI’s captive property portfolio to Grubb & Ellis Managements Services of $3.6 million.
Transaction Services revenue, including brokerage commission, valuation and consulting revenue, was $72.5 million for the six months ended June 30, 2009 compared to $115.7 million for the same period in 2008. The Company’s Transaction Services business was negatively impacted by the current economic environment, which has reduced commercial real estate transaction velocity, particularly investment sales.

Investment Management Revenue
Investment Management revenue of $29.1 million for the six months ended June 30, 2009 reflected the revenue generated through the fee structure of the various investment products, which included acquisition, loan and disposition fees of approximately $3.0 million and captive management fees of $17.0 million. These fees include acquisition, disposition, financing, and property and asset management. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
In total, $421.0 million in equity was raised for the Company’s investment programs for the six months ended June 30, 2009, compared with $515.5 million in the same period in 2008. The decrease was driven by a decrease in TIC equity raised, partially offset by an increase in equity raised by the Company’s public non-traded REITs. During the six months ended June 30, 2009, the Company’s public non-traded REIT programs raised $406.5 million, an increase of 91.0% from the $212.8 million equity raised in the same period in 2008. The Company’s TIC 1031 exchange programs raised $12.5 million in equity during the six months ended June 30, 2009, compared with $106.7 million in the same period in 2008. The decrease in TIC equity raised for the six months ended June 30, 2009 reflects the continued decline in current market conditions.
Acquisition and loan fees decreased approximately $21.2 million, or 87.5%, to approximately $3.0 million for the six months ended June 30, 2009, compared to approximately $24.3 million for the same period in 2008. The decrease in acquisition fees was primarily attributed to a decrease of $12.5 million in fees earned from the Company’s non-traded REIT programs, a decrease in fees from the Private Client Management platform, formerly known as Wealth Management, of $4.4 million, and a decrease of $4.1 million in fees from the TIC programs. During the six months ended June 30, 2009, the Company acquired 5 properties on behalf of its sponsored programs for an approximate aggregate total of $77.5 million, compared to 41 properties for an approximate aggregate total of $846.4 million during the same period in 2008.
Disposition fees decreased approximately $5.1 million, or 100%, to zero for the six months ended June 30, 2009, compared to approximately $5.1 million for the same period in 2008. Offsetting the disposition fees during the six months ended June 30, 2008 was approximately $1.0 million of amortization of identified intangible contract rights associated with the acquisition of Triple Net Properties Realty, Inc. (“Realty”) as they represent the right to future disposition fees of a portfolio of real properties under contract. There was no amortization of identified intangible contract rights for the six months ended June 30, 2009.
Captive management fees were down approximately 8.5% year-over-year.
Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to the Company’s TIC programs. Rental revenue also includes revenue from one property held for investment.
Operating Expense Overview
The Company’s operating expense of $318.0 million for the six months ended June 30, 2009 remained flat year over year when compared to the same period in 2008. Although there was an insignificant change in overall operating expenses, the Company recognized real estate impairments of $12.2 million during the six months ended June 30, 2009. Additionally there was an increase in interest expense of $2.5 million and increases in general and administrative expense of $14.2 million for the six months ended June 30, 2009. Offsetting these increases were decreases in compensation costs from lower commissions paid and synergies created as a result of the Merger of $19.0 million and decreases of merger related costs of $7.6 million.
Compensation Costs
Compensation costs decreased approximately $19.0 million, or 7.8%, to $225.7 million for the six months ended June 30, 2009, compared to approximately $244.7 million for the same period in 2008 due to a decrease in commissions paid of approximately $25.0 million related to the Transactions Services portfolio as a result of decrease in activity and a decrease of approximately $3.8 million related to the Investment Management business as a result of a reduction in headcount and decreases in salaries partially offset by an increase of $9.8 million as a result of an increase in reimbursable salaries, wages and benefits due to the growth in the Management Services portfolio.

General and Administrative
General and administrative expense increased approximately $14.2 million, or 32.2%, to $58.4 million for the six months ended June 30, 2009, compared to approximately $44.1 million for the same period in 2008 due to an increase of approximately $15.6 million in bad debt expense and a $2.6 million increase in legal and audit fees related to the year end audit and restatement partially offset by various decreases related to management’s cost saving efforts.
General and administrative expense was 23.8% of total revenue for the six months ended June 30, 2009, compared with 14.2% for the same period in 2008.
Depreciation and Amortization
Depreciation and amortization expense decreased approximately $2.3 million, or 32.1%, to $4.9 million for the six months ended June 30, 2009, compared to approximately $7.2 million for the same period in 2008 due to a decrease in depreciation and amortization of approximately $2.1 million related to one property held for investment as of June 30, 2009 that had previously been held for sale since the third quarter of 2008. The Company did not record any depreciation expense for the three months ended June 30, 2009 related to this property. In accordance with the provisions of SFAS No. 144, management determined that the carrying value of the property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment was greater than the fair value of the property at the date of the subsequent decision not to sell and as such, made no additional adjustments to the carrying value of the asset as of June 30, 2009. Included in depreciation and amortization expense was $1.6 million for amortization of other identified intangible assets.
Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to the Company’s TIC programs. Rental expense also includes expense from one property held for investment.
Interest Expense
Interest expense increased approximately $2.5 million, or 49.8%, to $7.6 million for the six months ended June 30, 2009, compared to $5.1 million for the same period in 2008. The increase in interest expense includes an increase of $1.5 million related to the reimbursement of mezzanine interest costs on certain TIC programs, an increase of $483,000 due to additional borrowings and an increase in the interest rate on the Credit Facility as a result of the 3rd amendment to the Credit Facility, an increase of $368,000 related to the write off of loan fees related to the Credit Facility and an increase of $97,000 related to the amortization of the Warrants.
Real Estate Related Impairments
The Company recognized impairment charges of approximately $12.2 million during the six months ended June 30, 2009, which includes $7.2 million related to certain unconsolidated real estate investments and $5.0 million related to one property held for investment as of June 30, 2009. Impairment charges of $7.2 million were recognized against the carrying value of the investments and charges of $5.0 million were recorded as a contingent liability during the six months ended June 30, 2009. In addition, the Company recognized approximately $1.8 million related to one property held for sale as of June 30, 2009 and one property that was sold during the quarter ended June 30, 2009, for which the net income (loss) of the properties are classified as discontinued operations. See Discontinued Operations discussion below.
Discontinued Operations
In accordance with SFAS No. 144, for the six months ended June 30, 2009 and 2008, discontinued operations included the net income (loss) of three properties and one limited liability company (“LLC”) entity classified as held for sale as of June 30, 2009 along with the net income (loss) of two properties that were sold during the quarter ended June 30, 2009. The net loss of $1.0 million during the six months ended June 30, 2009 includes approximately $626,000 in loss on sale, net of taxes, related to the sale of the Danbury Property on June 3, 2009 and $1.8 million of real estate related impairments. During October 2008, the Company initiated a plan to sell the properties it classified as held for investment in its financial statements as of September 30, 2008. As of June 30, 2009, the Company had a covenant within its Credit Facility which required the Company to sell one of these assets by June 1, 2009, unless such date is extended with the applicable approval of the lenders and to use its commercially reasonable best efforts to sell four other commercial properties by September 30, 2009. Pursuant to SFAS No. 144, the Company assessed the value of the assets. The impairment charges were recognized against the carrying value of the properties during the six months ended June 30, 2009.

Income Tax
The Company recognized a tax expense of approximately $671,000 for the six months ended June 30, 2009, compared to a tax benefit of $6.9 million for the same period in 2008. The net $7.6 million increase in tax expense was a result of the $28.2 million valuation allowance recorded against continuing operations to offset tax benefits from the impairment of real estate held for sale recorded against discontinued operations during the six months ended June 30, 2009 as compared to the same period in 2008. For the six months ended June 30, 2009 and June 30, 2008, the reported effective income tax rates were (0.905%) and 45.54%, respectively. The change in the effective tax rate is primarily due to the impact of the $28.2 million valuation allowance. The six months ended June 30, 2009 effective income tax rate of (0.905%) incorporates the tax effect of the adoption of SFAS No. 160. (See Note 19 of Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, the Company recognized a net loss of $74.3 million, or $1.17 per diluted share, for the six months ended June 30, 2009, compared to a net loss of $11.7 million, or $0.18 per diluted share, for the same period in 2008.
Liquidity and Capital Resources
As of June 30, 2009, cash and cash equivalents decreased by approximately $18.1 million, from a cash balance of $33.0 million as of December 31, 2008. The Company’s operating activities used net cash of $29.5 million, as the Company repaid net operating liabilities totaling $14.2 million. Other operating activities used net cash totaling $15.3 million. Investing activities provided net cash of $84.5 million primarily as a result of the sale of two properties during the quarter ended June 30, 2009. Financing activities used net cash of $73.1 million primarily from principal repayments on notes payable of $78.9 million related to two properties sold during the quarter ended June 30, 2009 offset by net advances on the Credit Facility of $3.3 million. The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its long-term liquidity needs, which may include principal repayments of debt obligations, investments in various real estate investor programs and institutional funds and capital expenditures, through current and retained cash flow earnings, the sale of real estate properties, additional long-term secured and unsecured borrowings and proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. As of June 30, 2009, the Company had $66.3 million outstanding under the Credit Facility.
On December 7, 2007, the Company entered into the Credit Facility. The Credit Facility is for general corporate purposes which at the time generally bore interest at either the prime rate or LIBOR based rates plus an applicable margin ranging from 1.50% to 2.50%. As of December 31, 2007, the Company had $8.0 million outstanding under the Credit Facility.
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
As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Company was not in compliance with certain debt covenants as of March 31, 2009, all of which were effectively cured as of such date by the Third Amendment to the Credit Facility described below. As a consequence of the foregoing, and certain provisions of the Third Amendment, the $66.3 million outstanding under the Credit Facility has been classified as a current liability as of June 30, 2009.
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
In the event that Company effects the Recapitalization Plan and the Partial Prepayment amount on or prior to September 30, 2009, the Warrants automatically will expire and not become exercisable, the applicable margin will automatically be reduced to 3% on prime rate loans and 4% on LIBOR based loans and the Company shall have the right, subject to the requisite approval of the lenders, to seek an extension to extend the term of the Credit Facility to January 5, 2011, provided the Company also pays a fee of .25% of the then outstanding commitments under the Credit Facility. The Company calculated the fair value of the Warrants to be $534,000 and has recorded such amount in stockholders’ equity with a corresponding debt discount to the line of credit balance. Such debt discount amount will be amortized into interest expense over the remaining term of the Credit Facility. As of June 30, 2009, the net debt discount balance was $437,000 and is included in the current portion of line of credit in the accompanying consolidated balance sheet.

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
The Third Amendment requires the Company to use its commercially reasonable best efforts to sell four other commercial properties, including the two other GERA Properties, by September 30, 2009. Although the Company is using its commercially reasonable best efforts to sell the four remaining commercial properties, at the current time it appears that it is unlikely that one of the remaining properties will be sold by September 30, 2009. Accordingly, and in light of the foregoing, this property no longer meets the held for sale criteria under SFAS No. 144 as of June 30, 2009, the property was reclassified to properties held for investment in the consolidated balance sheet with the operations of such property included in continuing operations in the consolidated statements of operations for all periods presented.
The Company’s Line of Credit (as defined below) is secured by substantially all of the Company’s assets of the Company. As of June 30, 2009 and December 31, 2008 the outstanding balance on the line of credit was $66.3 million and $63.0 million and carried a weighted average interest rate of 8.37% and 4.51%, respectively.
In connection with the Merger, the Company announced its intention to pay a $0.41 per share dividend per annum, which equates to approximately $26.5 million on an annual basis. The Company declared and paid such dividends for holders of records at the end of each of the first and second calendar quarters of 2008. On July 11, 2008, the Company’s Board of Directors approved the suspension of future dividend payments. In addition, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $25 million of its common stock through the end of 2009. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2009.
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
TIC Program Exchange Provision — Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In July 2009 the Company received notice from an investor of their intent to exercise such rights of exchange and repurchase with respect to an initial investment totaling $4.5 million. The Company is currently evaluating such notice to determine the nature and extent of the right of such exchange and repurchase, if any.
The Company deferred revenues relating to these agreements of $98,000 and $246,000 for three months ended June 30, 2009 and 2008, respectively. The Company deferred revenues relating to these agreements of $195,000 and $492,000 for the six months ended June 30, 2009 and 2008, respectively. Additional losses of $14.3 million and $4.4 million related to these agreements were recorded during the year ended December 31, 2008 and during the six months ended June 30, 2009, respectively, to reflect the impairment in value of properties underlying the agreements with investors. As of June 30, 2009, the Company had recorded liabilities totaling $22.5 million related to such agreements, consisting of $3.8 million of cumulative deferred revenues and $18.7 million of additional losses related to these agreements.
Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of June 30, 2009, there were 148 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.7 billion. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.4 million as of June 30, 2009.
The Company’s guarantees consisted of the following as of June 30, 2009 and December 31, 2008:

(In thousands)	June 30, 2009	December 31, 2008
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,413,101	$3,414,433
Non-recourse/carve-out guarantees of the Company’s debt(1)	$107,000	$107,000
Recourse guarantees of debt of properties under management	$40,446	$42,426
Recourse guarantees of the Company’s debt	$10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents.
Management initially evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with FASB Interpretation No. 45. Any such liabilities were insignificant as of June 30, 2009 and December 31, 2008. In addition, on an ongoing basis, the Company evaluates the need to record additional liability in accordance with SFAS No. 5, Accounting for Contingencies. As of June 30, 2009 and December 31, 2008, the Company had recourse guarantees of $40.4 million and $42.4 million, respectively, relating to debt of properties under management. As of June 30, 2009, approximately $21.7 million of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In evaluating the potential liability relating to such guarantees, the Company considers factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of June 30, 2009 and December 31, 2008, the Company recorded a liability of $7.1 million and $9.1 million, respectively, related to its estimate of probable loss related to recourse guarantees of debt of properties under management which matured in January and April 2009.
Investment Program Commitments — During June and July 2009, the Company revised the offering terms related to certain investment programs which it sponsors, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. The company recorded a liability of $529,000 related to these changes as of June 30, 2009 and expects to record an additional $721,000 liability in the quarter ending September 30, 2009.
Deferred Compensation Plan — During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of June 30, 2009 and December 31, 2008, $2.6 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of June 30, 2009 and December 31, 2008 have recorded the cash surrender value of the policies of $1.0 million and $1.1 million, respectively, in Prepaid expenses and other assets.
In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of June 30, 2009 and December 31, 2008, the Company awarded an aggregate of 6.0 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $23.3 million and $22.5 million, respectively. As of June 30, 2009, an aggregate of 5.7 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Derivatives — The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of June 30, 2009 and December 31, 2008, the outstanding principal balance on the credit facility totaled $66.3 million and $63.0 million, respectively, and on the mortgage loan debt obligations totaled $138.6 million and $216.0 million, respectively. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the Company’s amended credit agreement require the Company to maintain interest rate hedge agreements against 50 percent of all variable interest rate debt obligations. To fulfill this requirement, the Company held two interest rate cap agreements with Deutsche Bank AG, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.00% of the underlying notional amounts. These rate cap agreements expired in April 2009. In addition, the terms of certain mortgage loan agreements require the Company to purchase two-year interest rate caps on 30-day LIBOR with a LIBOR strike price of 6.00%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.
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
Additionally, the Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rate incurred on the portion of the outstanding mortgages on its real estate held for sale. As of June 30, 2009 and December 31, 2008, the outstanding principal balance on these variable rate debt obligations was $31.6 million and $108.7 million, respectively, with a weighted average interest rate of 6.00% and 3.78% per annum, respectively. Since interest payments on these obligations will increase if interest rates rise, or decrease if interest rates decline, the Company is subject to cash flow risk related to these debt instruments. As of June 30, 2009, a 0.50% increase in interest rates would not have increased the Company’s overall annual interest expense since the Company’s variable rate mortgage debt has a minimum interest rate of 6.00% and is based on LIBOR plus an applicable margin and a 0.50% increase in LIBOR plus the applicable margin would not have exceeded the minimum interest rate of 6.00% in effect as of June 30, 2009. As of December 31, 2008, for example, a 0.50% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $390,000, or 3.67%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk.
During the fourth quarter of 2006, GERI entered into several interest rate lock agreements with commercial banks aggregating to approximately $400.0 million, with interest rates ranging from 6.15% to 6.19% per annum. All rate locks were cancelled and all deposits in connection with these agreements were refunded to the Company in April 2008.
Except for Grubb & Ellis Alesco Global Advisors, LLC, as previously described, the Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Item 4.	Controls and Procedures.
During the first six months of 2009, there has been an ongoing focus on the remediation activities to address the material weaknesses in disclosure and financial reporting controls reported in the 2008 Form 10-K/A. As previously reported, because many of the remedial actions undertaken were very recent and related, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these remedial actions for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been eliminated.

The Principal Executive Officer and the Principal Financial Officer anticipate that the remedial actions and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act), and will, over time, address the material weaknesses identified in the 2008 Form 10-K/A.
Notwithstanding the ongoing remediation activities, the Company’s management has concluded that the consolidated financial statements included in this second fiscal quarter, 2009 Form 10-Q are fairly stated, in accordance with accounting principles generally accepted in the United States of America. Our Interim Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to the second fiscal quarter 2009 Form 10Q.
Changes in Internal Controls over Financial Reporting
Other than the remediation activities noted above, there were no changes to the Company’s controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II
OTHER INFORMATION1

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Deferred Compensation Plan — During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of June 30, 2009 and December 31, 2008, $2.6 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of June 30, 2009 and December 31, 2008 have recorded the cash surrender value of the policies of $1.0 million and $1.1 million, respectively, in Prepaid expenses and other assets.
In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of June 30, 2009 and December 31, 2008, the Company awarded an aggregate of 6.0 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $23.3 million and $22.5 million, respectively. On June 30, 2009, an aggregate of 5.7 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.
On June 3, 2009, pursuant to the Company’s 2006 Omnibus Equity Plan, the Company granted to certain of its executive officers an aggregate of 150,000 restricted shares of the Company’s common stock which vest in equal one-third installments on each of the next three anniversaries of the date of grant and had an aggregate fair market value of $104,000 on the date of grant.
The issuances by the Company of restricted shares in the transactions described above were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act, as amended, as such transactions did not involve a public offering by the Company.

Item 6.	Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

[1]	Items 1A, 3, 4 and 5 are not applicable for the six months ended June 30, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
/s/ Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 10, 2009

Grubb & Ellis Company
EXHIBIT INDEX
For the quarter ended June 30, 2009

Exhibit
(31†)	Section 302 Certifications
(32†)	Section 906 Certification

†	Filed herewith.