Form 10-Q
period 2009-09-30
GRUBB & ELLIS CO
filed 2009-11-13
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 31, 2009 was 65,180,830 shares.

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,444	$32,985
Restricted cash	12,476	36,047
Investment in marketable securities	631	1,510
Current portion of accounts receivable from related parties — net	7,756	22,630
Current portion of advances to related parties — net	26	2,982
Notes receivable from related party — net	9,100	9,100
Service fees receivable — net	22,208	26,987
Current portion of professional service contracts — net	3,372	4,326
Real estate deposits and pre-acquisition costs	4,127	5,961
Properties held for sale — net	22,468	78,708
Identified intangible assets and other assets held for sale — net	4,823	25,751
Prepaid expenses and other assets	14,115	23,620

Total current assets	110,546	270,607
Accounts receivable from related parties — net	13,819	11,072
Advances to related parties — net	6,897	11,499
Professional service contracts — net	8,613	10,320
Investments in unconsolidated entities	3,341	8,733
Property held for investment — net	82,808	88,699
Property, equipment and leasehold improvements — net	14,078	14,016
Identified intangible assets — net	96,455	100,631
Other assets — net	5,621	4,700

Total assets	$342,178	$520,277

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$61,179	$70,222
Due to related parties	1,992	2,447
Current portion of line of credit	62,709	63,000
Current portion of capital lease obligations	984	333
Notes payable of properties held for sale	31,613	108,959
Liabilities of properties held for sale — net	2,376	9,257
Other liabilities	41,117	37,550
Deferred tax liability	4,822	2,080

Total current liabilities	206,792	293,848
Long-term liabilities:
Senior notes	16,277	16,277
Notes payable and capital lease obligations	107,953	107,203
Other long-term liabilities	11,262	11,875
Deferred tax liabilities	15,664	17,298

Total liabilities	357,948	446,501
Commitments and contingencies (See Note 14)	—	—
Stockholders’ (deficit) equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized as of September 30, 2009 and December 31, 2008; no shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock: $0.01 par value; 100,000,000 shares authorized; 65,180,830 and 65,382,601 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	651	654
Additional paid-in capital	411,913	402,780
Accumulated deficit	(428,931)	(333,263)
Other comprehensive loss	(43)	—

Total Grubb & Ellis Company stockholders’ (deficit) equity	(16,410)	70,171

Noncontrolling interests	640	3,605

Total (deficit) equity	(15,770)	73,776

Total liabilities and stockholders’ (deficit) equity	$342,178	$520,277

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
REVENUE
Management services	$67,456	$63,479	$199,636	$185,855
Transaction services	46,321	57,502	118,793	173,191
Investment management	14,829	24,116	43,912	84,480
Rental related	7,498	8,119	22,754	25,302

Total revenue	136,104	153,216	385,095	468,828

OPERATING EXPENSE
Compensation costs	116,339	120,765	342,072	365,488
General and administrative	25,464	40,258	83,801	84,387
Depreciation and amortization	3,504	4,884	8,368	13,692
Rental related	4,961	4,337	16,159	15,384
Interest	3,741	2,947	12,490	9,928
Merger related costs	—	2,657	—	10,217
Real estate related impairments	2,393	34,778	16,615	34,778
Goodwill and intangible assets impairment	583	—	583	—

Total operating expense	156,985	210,626	480,088	533,874

OPERATING LOSS	(20,881)	(57,410)	(94,993)	(65,046)

OTHER INCOME (EXPENSE)
Equity in losses of unconsolidated entities	(224)	(5,859)	(1,635)	(10,602)
Interest income	188	234	472	757
Other income (loss)	272	(508)	394	(3,801)

Total other income (expense)	236	(6,133)	(769)	(13,646)

Loss from continuing operations before income tax (provision) benefit	(20,645)	(63,543)	(95,762)	(78,692)
Income tax (provision) benefit	(277)	15,943	(587)	23,124

Loss from continuing operations	(20,922)	(47,600)	(96,349)	(55,568)

Discontinued operations
Loss from discontinued operations — net of taxes	(535)	(14,941)	(379)	(18,871)
Gain (loss) on disposal of discontinued operations — net of taxes	—	(185)	(626)	181

Total loss from discontinued operations	(535)	(15,126)	(1,005)	(18,690)

Net loss	(21,457)	(62,726)	(97,354)	(74,258)

Net loss attributable to noncontrolling interests	(98)	(6,444)	(1,686)	(6,298)

Net loss attributable to Grubb & Ellis Company	$(21,359)	$(56,282)	$(95,668)	$(67,960)

Basic loss per share:
Loss from continuing operations attributable to Grubb & Ellis Company	$(0.33)	$(0.65)	$(1.49)	$(0.79)
Loss from discontinued operations attributable to Grubb & Ellis Company	(0.01)	(0.23)	(0.02)	(0.28)

Net loss per share	$(0.34)	$(0.88)	$(1.51)	$(1.07)

Diluted loss per share:
Loss from continuing operations attributable to Grubb & Ellis Company	$(0.33)	$(0.65)	$(1.49)	$(0.79)
Loss from discontinued operations attributable to Grubb & Ellis Company	(0.01)	(0.23)	(0.02)	(0.28)

Net loss per share	$(0.34)	$(0.88)	$(1.51)	$(1.07)

Basic weighted average shares outstanding	63,628	63,601	63,618	63,574

Diluted weighted average shares outstanding	63,628	63,601	63,618	63,574

Dividends declared per share	$—	$—	$—	$0.2050

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,354)	$(74,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of real estate	1,031	—
Equity in losses of unconsolidated entities	1,635	10,602
Depreciation and amortization (including amortization of signing bonuses)	12,770	28,017
Loss on disposal of property, equipment and leasehold improvements	449	312
Impairment of real estate	16,365	45,767
Impairment of goodwill and intangibles	583	—
Stock-based compensation	8,734	8,484
Compensation expense on profit sharing arrangements	102	1,716
Amortization/write-off of intangible contractual rights	776	1,179
Amortization of deferred financing costs	1,501	342
(Gain) loss on marketable equity securities	(449)	3,344
Deferred income taxes	1,108	(28,849)
Allowance for uncollectible accounts	12,824	10,861
Loss on write-off of real estate deposit and pre-acquisition costs	122	—
Other operating noncash gains	—	612
Changes in operating assets and liabilities:
Accounts receivable from related parties	9,750	4,635
Prepaid expenses and other assets	7,463	(24,395)
Accounts payable and accrued expenses	(7,167)	(31,103)
Other liabilities	704	8,614

Net cash used in operating activities	(29,053)	(34,120)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,332)	(3,359)
Tenant improvements and capital expenditures	(2,571)	(2,958)
Purchases of marketable equity securities	(4,231)	(505)
Proceeds from sale of marketable equity securities	—	2,653
Advances to related parties	(3,808)	(10,169)
Proceeds from repayment of advances to related parties	1,934	22,543
Payments to related parties	(455)	(2,217)
Origination of notes receivable to related parties	—	(15,100)
Repayment of notes receivable from related parties	—	13,600
Investments in unconsolidated entities	(3,963)	(673)
Distributions of capital from unconsolidated entities	91	603
Acquisition of properties	—	(111,690)
Proceeds from sale of properties	93,471	—
Real estate deposits and pre-acquisition costs	(2,565)	(56,568)
Proceeds from collection of real estate deposits and pre-acquisition costs	4,277	81,851
Restricted cash	1,337	15,270

Net cash provided by (used in) investing activities	81,185	(66,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	11,389	55,000
Repayments on line of credit	(11,389)	—
Borrowings on notes payable	936	94,149
Repayments of notes payable and capital lease obligations	(79,154)	(56,219)
Other financing costs	(137)	52
Deferred financing costs	(1,456)	(2,693)
Net proceeds from the issuance of common stock	—	314
Repurchase of common stock	—	(1,840)
Dividends paid to common stockholders	—	(15,129)
Contributions from noncontrolling interests	5,827	15,323
Distributions to noncontrolling interests	(1,689)	(3,020)

Net cash (used in) provided by financing activities	(75,673)	85,937

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,541)	(14,902)
Cash and cash equivalents — Beginning of period	32,985	49,328

Cash and cash equivalents — End of period	$9,444	$34,426

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Issuance of warrants	$534	$—

Capital lease obligations	$2,274	$—

Deconsolidation of assets held by variable interest entities	$—	$243,398

Deconsolidation of liabilities held by variable interest entities	$—	$198,409

Deconsolidation of sponsored mutual fund	$5,517	$—

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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned controlled subsidiaries, variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and partnerships/limited liability companies (“LLCs”) in which the Company is the managing member or general partner and the other partners/members lack substantive rights (hereinafter collectively referred to as the “Company”), and are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.
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
As of September 30, 2009, the Company has classified two of its remaining four properties as properties held for sale in its consolidated balance sheets and has included the operations of such properties in discontinued operations in the consolidated statements of operations for all periods presented as required by the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). All four remaining properties had been previously classified as held for sale in the Annual Report on Form 10-K/A for the year ended December 31, 2008 and the Quarterly Report on Form 10-Q for the period ended March 31, 2009. However, as of June 30, 2009, one of these properties, and as of September 30, 2009 a second of these properties, no longer met the held for sale criteria under the requirements of the Property, Plant and Equipment Topic of the FASB Codification and, accordingly, each was reclassified to properties held for investment in the consolidated balance sheets with the operations of such property included in continuing operations in the consolidated statements of operations for all periods presented.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Reclassifications
Certain reclassifications have been made to prior year and prior period amounts in order to conform to the current period presentation. These reclassifications have no effect on reported net loss and are of a normal recurring nature.
Restricted Cash
Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties.
Fair Value Measurements
In September 2006, the FASB issued the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Codification. The Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB amended the Topic to delay the effective date of the Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of the Topic as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the amended Fair Value Measurements and Disclosures Topic deferred the effective date of Fair Value Measurements and Disclosures to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the requirements of the Topic as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on the consolidated financial statements.
The Fair Value Measurements and Disclosures Topic establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs are the highest priority and are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.
The following table presents changes in financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the nine months ended September 30, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
	September 30,	Assets	Inputs	Inputs	Impairment
Assets (in thousands)	2009	Level 1	Level 2	Level 3	Losses
Investments in marketable equity securities	$631	$631	$—	$—	$—
Properties held for sale	$22,468	$—	$—	$22,468	$250
Property held for investment	$82,808	$—	$—	$82,808	$(7,050)
Investments in unconsolidated entities	$3,341	$—	$—	$3,341	$(9,565)
Fair Value of Financial Instruments
The Financial Instruments Topic, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. The Topic defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each quarter based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
As of September 30, 2009, the fair values of the Company’s notes payable, senior notes and line of credit were calculated to be approximately $120.3 million, $15.8 million and $42.6 million, respectively, compared to the carrying values of $138.6 million, $16.3 million and $63.0 million, respectively. The calculation was based on assumed discount rates ranging from 8.25% to 10.25%. In addition, the First Credit Facility Letter Amendment (as defined and discussed in Note 11) granted the Company a one-time right, exercisable by November 30, 2009, to prepay the Credit Facility (as defined in Note 11) in full for a reduced principal amount equal to 65% of the aggregate principal amount of the Credit Facility then outstanding. Calculation of the fair value of the line of credit assumed a high probability the Credit Facility would be prepaid at the reduced principal amount.
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
Noncontrolling Interests
In December 2007, the FASB issued an amendment to the requirements of the Consolidation Topic. The Consolidation Topic established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Topic requires that noncontrolling interests be presented as a component of consolidated stockholders’ equity, eliminates minority interest accounting such that the amount of net income attributable to the noncontrolling interests is presented as part of consolidated net income in the accompanying consolidated statements of operations and not as a separate component of income and expense, and requires that upon any changes in ownership that result in the loss of control of the subsidiary, the noncontrolling interest be re-measured at fair value with the resultant gain or loss recorded in net income. The requirements of the Topic became effective for fiscal years beginning on or after December 15, 2008. The Company adopted the requirements of the Topic on a retrospective basis on January 1, 2009. The adoption of the requirements of the Topic had an impact on the presentation and disclosure of noncontrolling (minority) interests in the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of the Topic, the Company is required to reflect the change in presentation and disclosure for all periods presented. Principal effect on the consolidated balance sheet as of December 31, 2008 related to the adoption of the requirements of the Topic was the change in presentation of minority interest from mezzanine to redeemable noncontrolling interest, as reported herein. Additionally, the adoption of the requirements of the Topic had the effect of reclassifying (income) loss attributable to noncontrolling interest in the consolidated statements of operations from minority interest to separate line items. The Topic also requires that net income (loss) be adjusted to include the net (income) loss attributable to the noncontrolling interest, and a new line item for net income (loss) attributable to controlling interest be presented in the consolidated statements of operations.
A noncontrolling interest relates to the interest in the consolidated entities that are not wholly owned by the Company. As a result of adopting the requirements of the Consolidation Topic on January 1, 2009, the Company has restated the December 31, 2008 consolidated balance sheet, as well as the statement of operations for the three and nine months ended September 30, 2008 as follows:

	As Previously
As of December 31, 2008	Reported	Adjustment	As Adjusted
Minority interests	$3,605	$(3,605)	$—

Noncontrolling interest equity	$—	$3,605	$3,605

Total equity	$70,171	$3,605	$73,776

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

	As Previously
Three Months Ended September 30, 2008	Reported	Adjustment	As Adjusted
Minority interest in loss	$6,444	$(6,444)	$—

Net loss	$(56,282)	$(6,444)	$(62,726)

Loss attributable to noncontrolling interests	$—	$(6,444)	$(6,444)

	As Previously
Nine Months Ended September 30, 2008	Reported	Adjustment	As Adjusted
Minority interest in income	$6,298	$(6,298)	$—

Net loss	$(67,960)	$(6,298)	$(74,258)

Income attributable to noncontrolling interests	$—	$(6,298)	$(6,298)

Recently Issued Accounting Pronouncements
The Company follows the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. The Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB amended the Topic to delay the effective date of the Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of the Topic as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the amended Fair Value Measurements and Disclosures Topic defered the effective date of Fair Value Measurements and Disclosures to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the requirements of the Topic as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on the consolidated financial statements.
In December 2007, the FASB issued an amendment to the requirements of the Business Combinations Topic. The amended Topic requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The Topic changed the accounting treatment and disclosure for certain specific items in a business combination. The Topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the requirements of the Topic on a prospective basis on January 1, 2009. The adoption of the requirements of the Topic will materially affect the accounting for any future business combinations.
In March 2008, the FASB issued an amendment to the requirements of the Derivatives and Hedging Topic. The requirements of the amended Topic are intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The requirements of the amended Topic achieve these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The requirements of the amended Topic became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the requirements of the amended Topic in the first quarter of 2009. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.
In April 2008, the FASB issued an amendment to the requirements of Intangibles-Goodwill and Other Topic. The requirements of the amended Topic are intended to improve the consistency between the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of the assets. The amendment changes the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. In addition the amended Topic requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. The requirements of the amended Topic are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the requirements of the amended Topic on January 1, 2009. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
In June 2008, the FASB issued an amendment to the requirements of the Earnings Per Share Topic, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method which apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the requirements of the amended Topic in the first quarter of 2009. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued an amendment to the requirements of the Financial Instruments Topic. The amended Topic relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing the requirements of the amended Topic, fair values for these assets and liabilities were only disclosed once a year. The amended Topic now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.
The requirements of the Investments-Debt and Equity Securities Topic, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The Topic also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of the requirements of the Topic did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued an amendment to the requirements of the Fair Value Measurements and Disclosures Topic. The Topic relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It states that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, the requirements of the Topic reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of the amended Topic did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued an amendment to the requirements of the Business Combinations Topic. The requirements of the Business Topic clarifies to address application issues on the accounting for contingencies in a business combination. The requirements of the amended Topic is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
In June 2009, the FASB issued an amendment to the requirements of the Transfers and Servicing Topic, which addresses the effects of eliminating the qualifying SPE concept and redefines who the primary beneficiary is for purposes of determining which variable interest holder should consolidated the variable interest entity. The requirements of the amended Topic become effective for annual periods beginning after November 15, 2009. The Company is reviewing any impact this may have on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 established that the FASB Accounting Standards Codification (“the Codification”) became the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy was modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS No. 168 did have a material impact on the consolidated financial statements.
The Company has adopted the requirements of the Subsequent Events Topic effective beginning with the quarter ended September 30, 2009 and has evaluated for disclosure subsequent events that have occurred up through November 13, 2009, the date of issuance of these financial statements.
2. MARKETABLE SECURITIES
The historical cost and estimated fair value of the available-for-sale marketable securities held by the Company are as follows:

	As of September 30, 2009				As of December 31, 2008
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$532	$—	$(43)	$489	$—	$—	$—	$—

There were no sales of marketable equity securities during the three and nine month periods ended September 30, 2009. Sales of marketable equity securities resulted in realized losses of approximately $200,000 and $1.8 million during the three and nine months ended September 30, 2008, respectively. The Company recognized $1.6 million of these losses during the six months ended June 30, 2008, prior to the sale of the securities, as the Company believed that the decline in value of these securities was other than temporary.
Investments in Limited Partnerships
The Company acquired Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”) in 2007 and through this subsidiary the Company serves as general partner and investment advisor to one hedge fund limited partnership and as investment advisor to three mutual funds as of September 30, 2009. The limited partnership is required to be consolidated in accordance with the requirements of the Consolidation Topic. As of December 31, 2008, Alesco served as general partner and investment advisor to five hedge fund limited partnerships and as investment advisor to one mutual fund. During the nine months ended September 30, 2009, four of the hedge fund limited partnerships were liquidated.
For the three and nine months ended September 30, 2009, Alesco had investment income of approximately $274,000 and $629,000, respectively, which is reflected in other income (expense) and offset in noncontrolling interest in loss of consolidated entities on the statements of operations. For the three and nine months ended September 30, 2008, Alesco had investment losses of approximately $325,000 and $1.6 million, respectively, which are reflected in other expense and offset in noncontrolling interest in loss of consolidated entities on the statements of operations. Alesco earned approximately $25,000 and $99,000 of management fees based on ownership interest under the agreements for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, these limited partnerships had assets of approximately $142,000 and $1.5 million, respectively, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of September 30, 2009				As of December 31, 2008
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$170	$—	$(28)	$142	$1,933	$12	$(435)	$1,510

	For the Three Months Ended September 30, 2009				For the Three Months Ended September 30, 2008
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
	(Unaudited)				(Unaudited)
Equity securities	$15	$45	$220	$280	$108	$(568)	$212	$(248)
Less investment expenses	(6)	—	—	(6)	(77)	—	—	(77)

	$9	$45	$220	$274	$31	$(568)	$212	$(325)

	For the Nine Months Ended September 30, 2009				For the Nine Months Ended September 30, 2008
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
	(Unaudited)				(Unaudited)
Equity securities	$206	$(191)	$640	$655	$237	$(2,172)	$622	$(1,313)
Less investment expenses	(26)	—	—	(26)	(244)	—	—	(244)

	$180	$(191)	$640	$629	$(7)	$(2,172)	$622	$(1,557)

3. RELATED PARTIES
Related party balances are summarized below:
Accounts Receivable
Accounts receivable from related parties consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Accrued property management fees	$16,492	$23,298
Accrued lease commissions	8,755	7,720
Accounts receivable from sponsored REITs	4,545	4,768
Accrued asset management fees	2,048	1,725
Other accrued fees	1,997	3,372
Accrued real estate acquisition fees	698	1,834
Other receivables	178	647

Total	34,713	43,364
Allowance for uncollectible receivables	(13,138)	(9,662)

Accounts receivable from related parties — net	21,575	33,702
Less portion classified as current	(7,756)	(22,630)

Non-current portion	$13,819	$11,072

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Advances to Related Parties
The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less unless extended by the Company, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Advances to properties of related parties	$15,663	$14,714
Advances to related parties	3,281	2,937

Total	18,944	17,651
Allowance for uncollectible advances	(12,021)	(3,170)

Advances to related parties — net	6,923	14,481
Less portion classified as current	(26)	(2,982)

Non-current portion	$6,897	$11,499

As of September 30, 2009, accounts receivable totaling $310,000 is due from a program 30.0% owned and managed by Anthony W. Thompson, the Company’s former Chairman who subsequently resigned in February 2008. The receivable of $310,000 has been fully reserved for and is included in the allowance for uncollectible advances. On November 4, 2008, the Company made a formal written demand to Mr. Thompson for these monies.
As of December 31, 2008, advances to a program 40.0% owned and, as of April 1, 2008, managed by Mr. Thompson, totaled $983,000, which includes $61,000 in accrued interest. As of September 30, 2009, the total outstanding balance of $983,000, inclusive of $61,000 in accrued interest, was past due. The total amount of $983,000 million has been reserved for and is included in the allowance for uncollectible advances. On November 4, 2008 and April 3, 2009, the Company made formal written demands to Mr. Thompson for these monies.
Notes Receivable From Related Party
In December 2007, the Company advanced funds to Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”) on an unsecured basis. The unsecured note required monthly interest-only payments which began on January 1, 2008. The balance owed to the Company as of December 31, 2007 which consisted of $7.6 million in principal was repaid in full in the first quarter of 2008.
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
There were no advances to or repayments made by Apartment REIT during the nine months ending September 30, 2009. As of September 30, 2009, the balance owed by Apartment REIT to the Company on the two unsecured notes totaled $9.1 million in principal with no interest outstanding.
On November 10, 2009, the Company consolidated the aforementioned $3.7 million and 5.4 million unsecured notes into the Consolidated Promissory Note with Apartment REIT whereby the two unsecured promissory notes receivable were cancelled and consolidated the outstanding principal amounts of the promissory notes into the Consolidated Promissory Note. The Consolidated Promissory Note has an outstanding principal amount of $9,100,000, an interest rate of 4.5% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect, and a maturity date of January 1, 2011. The interest rate payable under the Consolidated Promissory Note is subject to a one-time adjustment to a maximum rate of 6.0% per annum, which will be evaluated and may be adjusted by the Company, in its sole discretion, on July 1, 2010.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
4. VARIABLE INTEREST ENTITIES
The determination of the appropriate accounting method with respect to the Company’s variable interest entities (“VIEs”), including joint ventures, is based on the requirements of the Consolidation Topic. The Company consolidates any VIE for which it is the primary beneficiary.
The Company determines if an entity is a VIE under the requirements of the Consolidation Topic based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, the Company incorporates various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The Company is deemed to be the primary beneficiary of the VIE and consolidates the entity if the Company will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. As reconsideration events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.
The Company’s Investment Management segment is a sponsor of TIC Programs and related formation LLCs. As of September 30, 2009 and December 31, 2008, the Company had investments in seven LLCs that are VIEs in which the Company is the primary beneficiary. These seven LLCs hold interests in the Company’s TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of September 30, 2009 was $2.3 million and $17,000, respectively. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2008 was $3.7 million and $309,000, respectively. In addition, each consolidated VIE is joint and severally liable, along with the other investors in each respective TIC, on the non-recourse mortgage debt related to the VIE’s interests in the respective TIC investment. This non-recourse mortgage debt totaled $277.2 million and $277.8 million as of September 30, 2009 and December 31, 2008, respectively. This non-recourse mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non recourse mortgage debt does not meet the criteria under the requirements of the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company does consider the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery.
If the interest in the entity is determined to not be a VIE under the requirements of the Consolidation Topic, then the entity is evaluated for consolidation under the requirements of the Investments-Equity Method and Joint Ventures Topic, as amended by the requirements of the Consolidation Topic.
As of September 30, 2009 and December 31, 2008 the Company had certain entities that were determined to be VIEs that did not meet the consolidation requirements of the Consolidation Topic. The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was $1.0 million and $5.0 million as of September 30, 2009 and December 31, 2008, respectively, and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. The Company’s maximum exposure to loss as a result of its investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment and future funding commitments. During the nine months ended September 30, 2009, the Company funded a total of $2.6 million related to TIC Program reserves. Future funding commitments as of September 30, 2009 for the unconsolidated VIEs totaled $1.5 million to fund TIC Program reserves. In addition, as of September 30, 2009 and December 31, 2008, these unconsolidated VIEs are joint and severally liable on non-recourse mortgage debt totaling $395.1 million and $385.3 million, respectively. Although the mortgage debt is non-recourse to the VIE that holds the TIC interest, the Company has full recourse guarantees on a portion of such mortgage debt totaling $3.5 million as of September 30, 2009 and December 31, 2008, respectively, for which the Company has recorded no liability as of September 30, 2009 and December 31, 2008, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non recourse mortgage debt does not meet the requirements of Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company considers the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery. In evaluating the recovery of the TIC investment, the Company evaluated the likelihood that the lender would foreclose on the VIEs’ interest in the TIC to satisfy the obligation. See Note 5 — Investments in Unconsolidated Entities for additional information.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of September 30, 2009 and December 31, 2008, the Company held investments in five joint ventures totaling $0.5 million and $3.8 million, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to the requirements of the Consolidation Topic, the Company has consolidated seven LLCs which have investments in unconsolidated entities totaling $2.3 million and $3.7 million as of September 30, 2009 and December 31, 2008, respectively. The remaining amounts within investments in unconsolidated entities are related to various LLCs, which represent ownership interests of less than 1.0%.
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
6. PROPERTY HELD FOR INVESTMENT
Property held for investment consisted of the following:

		September 30,	December 31,
(In thousands)	Useful Life	2009	2008

Building and capital improvement	39 years	$73,712	$79,315

Tenant improvement	1–12 years	6,653	5,612
Accumulated depreciation		(7,037)	(6,519)

Total		73,328	78,408
Land		9,480	10,291

Property held for investment — net		$82,808	$88,699

The Company recognized $576,000 of depreciation expense related to the properties held for investment for the three and nine months ended September 30, 2009. The Company holds two properties for investment. Both of these properties were previously held for sale and one was reclassified as held for investment as of June 30, 2009 and the other was reclassified as held for investment as of September 30, 2009. During the periods each property was held for sale, the Company did not record any depreciation expense related to the property. In accordance with the provisions of the Property, Plant, and Equipment Topic, management determined that, for properties held for investment, the carrying value of each property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment was greater than the carrying value of the property at the date of the subsequent decision not to sell. As such, the Company made no additional adjustments to the carrying value of either asset as of September 30, 2009.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
7. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

		September 30,	December 31,
(In thousands)	Useful Life	2009	2008
Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	$11,342	$11,924
Accumulated amortization		(4,700)	(4,700)

Contract rights, net		6,642	7,224

Other identified intangible assets
Trade name	Indefinite	64,100	64,100
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,400	5,436
Internally developed software	4 years	6,200	6,200
Other contract rights	5 to 7 years	1,163	1,418
Non-compete and employment agreements	3 to 4 years	97	97

		87,560	87,851
Accumulated amortization		(5,890)	(3,548)

Other identified intangible assets, net		81,670	84,303

Identified intangible assets — property
In place leases and tenant relationships	1 to 104 months	11,510	11,807
Above market leases	1 to 92 months	2,364	2,364

		13,874	14,171

Accumulated amortization		(5,731)	(5,067)

Identified intangible assets, net — property		8,143	9,104

Total identified intangible assets, net		$96,455	$100,631

Amortization expense recorded for contract rights was approximately $193,000 and $1.2 million for the three and nine months ended September 30, 2008. No amortization expense was recognized during the three and nine months ended September 30, 2009 related to the contract rights. Amortization expense is charged as a reduction to investment management revenue in the applicable period. During the period of future real property sales, the amortization of the contract rights for intangible assets will be applied based on the net relative value of disposition fees realized. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, the Company determined that there are certain properties for which receipt of disposition fees was improbable. As a result, the Company recorded an impairment charge of approximately $583,000 related to the impaired intangible contract rights as of September 30, 2009.
Amortization expense recorded for the other identified intangible assets was approximately $796,000 and $869,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $2.4 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the in place leases and tenant relationships was approximately $343,000 and $1.1 million for the three and nine months ended September 30, 2008, respectively. The Company recorded approximately $280,000 of amortization expense for the three and nine months ended September 30, 2009 related to in place leases and tenant relationships. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Amortization expense recorded for the above market leases was approximately $119,000 and $136,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $384,000 and $416,000 for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense is charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.
8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Accounts payable	$15,256	$14,323
Salaries and related costs	13,977	13,643
Accrued liabilities	11,922	11,502
Bonuses	9,131	9,741
Broker commissions	7,489	14,002
Property management fees and commissions due to third parties	2,699	2,940
Severance	207	2,957
Interest	468	651
Other	30	463

Total	$61,179	$70,222

9.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
Notes payable and capital lease obligations consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Mortgage debt payable to a financial institution collateralized by real estate held for investment. Fixed interest rate of 6.29% per annum as of September 30, 2009. The note is non-recourse up to $60 million with a $10 million recourse guarantee and matures in February 2017. As of September 30, 2009, note requires monthly interest-only payments	$70,000	$70,000
Mortgage debt payable to financial institution collateralized by real estate held for investment. Fixed interest rate of 6.32% per annum as of September 30, 2009. The non-recourse note matures in July 2014. As of September 30, 2009, note requires monthly interest-only payments	37,000	37,000

Capital lease obligations	1,937	536

Total	108,937	107,536

Less portion classified as current	(984)	(333)

Non-current portion	$107,953	$107,203

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
10. NOTES PAYABLE OF PROPERTIES HELD FOR SALE
Notes payable of properties held for sale consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Mortgage debt payable to a financial institution collateralized by real estate held for sale. The non-recourse mortgage note charges variable interest rate based on the higher of LIBOR plus 3.00% or 6.00%. The applicable interest rate was 6.00% per annum as of September 30, 2009. The notes require monthly interest-only payments and matured on July 9, 2009	$31,613	$30,677
Mortgage debt payable to a financial institution collateralized by real estate held for sale. The non-recourse mortgage note charges variable interest rate based on the London Interbank Offered Rate (“LIBOR”) plus 2.50%	—	78,000
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matures on December 2011. Principal and interest payments are due quarterly	—	282

Total	$31,613	$108,959

The mortgage note payable of $31.6 million related to properties held for sale at September 30, 2009 million matured on July 9, 2009. There is no assurance that the loan will be extended. However, the Company does not expect any significant impact to the financial condition or cash flows of the Company should the loan not be renewed due to the non-recourse nature of the loan.
11. LINE OF CREDIT
On December 7, 2007, the Company entered into a $75.0 million credit agreement by and among the Company, the guarantors named therein, and the financial institutions defined therein as lender parties, with Deutsche Bank Trust Company Americas, as lender and administrative agent (the “Credit Facility”). The Company was restricted to solely use the line of credit for investments, acquisitions, working capital, equity interest repurchase or exchange, and other general corporate purposes. The line bore interest at either the prime rate or LIBOR based rates, as the Company may choose on each of its borrowings, plus an applicable margin ranging from 1.50% to 2.50% based on the Company’s Debt/Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio as defined in the credit agreement.
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
On November 4, 2008, the Company amended its Credit Agreement (the “Second Letter Amendment”). The effective date of the Second Letter Amendment is September 30, 2008. (Certain capitalized terms set forth below that are not otherwise defined herein have the meaning ascribed to them in the Credit Facility, as amended.
The Second Letter Amendment, among other things, a) reduced the amount available under the Credit Facility from $75.0 million to $50.0 million by providing that no advances or letters of credit shall be made available to the Company after September 30, 2008 until such time as borrowings have been reduced to less than $50.0 million; b) provided that 100% of any net cash proceeds from the sale of certain real estate assets required to be sold by the Company shall permanently reduce the Revolving Credit Commitments, provided that the Revolving Credit Commitments shall not be reduced to less than $50.0 million by reason of the operation of such asset sales; and c) modified the interest rate incurred on borrowings by increasing the applicable margins by 100 basis points and by providing for an interest rate floor for any prime rate related borrowings.
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
As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Company was not in compliance with certain debt covenants as of March 31, 2009, all of which were effectively cured as of such date by the Third Amendment to the Credit Facility described below. As a consequence of the foregoing, and certain provisions of the Third Amendment, the $63.0 million outstanding under the Credit Facility has been classified as a current liability as of September 30, 2009.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
On May 20, 2009, the Company further amended its Credit Facility by entering into the Third Amendment. The Third Amendment, among other things, bifurcated the existing credit facility into two revolving credit facilities, (i) a $38,000,000 Revolving Credit A Facility which was deemed fully funded as of the date of the Third Amendment, and (ii) a $29,289,245 Revolving Credit B Facility, comprised of revolving credit advances in the aggregate of $25,000,000 which were deemed fully funded as of the date of the Third Amendment and letters of credit advances in the aggregate amount of $4,289,245 which are issued and outstanding as of the date of the Third Amendment. The Third Amendment required the Company to draw down $4,289,245 under the Revolving Credit B Facility on the date of the Third Amendment and deposit such funds in a cash collateral account to cash collateralize outstanding letters of credit under the Credit Facility and eliminated the swingline features of the Credit Facility and the Company’s ability to cause the lenders to issue any additional letters of credit. In addition, the Third Amendment also changes the termination date of the Credit Facility from December 7, 2010 to March 31, 2010 and modified the interest rate incurred on borrowings by initially increasing the applicable margin by 450 basis points (or to 7.00% on prime rate loans and 8.00% on LIBOR based loans).
The Third Amendment also eliminated specific financial covenants, and in its place, the Company was required to comply with the approved budget, that has been agreed to by the Company and the lenders, subject to agreed upon variances. The approved budget related solely to the 2009 fiscal year (the “Budget”). The Budget was the Company’s operating cash flow budget, and encompassed all aspects of typical operating cash flows including revenues, fees and expenses, and such working capital components as receivables and accounts payables, taxes, debt service and any other identifiable cash flow items. Pursuant to the Budget, the Company was required to stay within certain variance parameters with respect to cumulative cash flow for the remainder of the 2009 year to remain in compliance with the Credit Facility. The Company was also required under the Third Amendment to effect the Recapitalization Plan, on or before September 30, 2009 and in connection therewith to effect the Partial Prepayment of the Revolving A Credit Facility. In the event the Company failed to effect the Recapitalization Plan and in connection therewith to reduce the Revolving Credit A Credit Facility by the Partial Prepayment amount, the (i) lenders would have had the right commencing on October 1, 2009, to exercise the Warrants, for nominal consideration, to purchase common stock of the Company equal to 15% of the common stock of the Company on a fully diluted basis as of such date, subject to adjustment, (ii) the applicable margin automatically increased to 11% on prime rate loans and increased to 12% on LIBOR based loans, (iii) the Company was required to amortize an aggregate of $10 million of the Revolving Credit A Facility in three (3) equal installments on the first business day of each of the last three (3) months of 2009, (iv) the Company was obligated to submit a revised budget by October 1, 2009, (v) the Credit Facility would have terminated on January 15, 2010, and (vi) no further advances were available to be drawn under the Credit Facility.
In the event the Company effected the Recapitalization Plan and the Partial Prepayment amount on or prior to September 30, 2009, the Warrants would have automatically expired and not become exercisable, the applicable margin would have automatically been reduced to 3% on prime rate loans and 4% on LIBOR based loans and the Company had the right, subject to the requisite approval of the lenders, to seek an extension to extend the term of the Credit Facility to January 5, 2011, provided the Company also paid a fee of .25% of the then outstanding commitments under the Credit Facility. The Company calculated the initial fair value of the Warrants to be $534,000 and has recorded such amount in stockholders’ equity with a corresponding debt discount to the line of credit balance. Such debt discount amount will be amortized into interest expense over the remaining term of the Credit Facility. As of September 30, 2009, the net debt discount balance was $291,000 and is included in the current portion of line of credit in the accompanying consolidated balance sheet.
As a result of the Third Amendment the Company was required to prepay Revolving Credit A Advances (and to the extent the Revolving Credit A Facility shall be reduced to zero, prepay outstanding Revolving Credit B Advances) in an amount equal to 100% (or, after the Revolving Credit A Advances are reduced by at least the Partial Prepayment amount, in an amount equal to 50%) of Net Cash Proceeds (as defined in the Credit Agreement) from:
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
The Third Amendment required the Company to use its commercially reasonable best efforts to sell four other commercial properties, including the two remaining GERA Properties, by September 30, 2009. The Company’s Line of Credit is secured by substantially all of the assets of the Company.
On September 30, 2009, the Company further amended its Credit Facility by entering into the First Credit Facility Letter Amendment. The First Credit Facility Letter Amendment, among other things, modified and provided the Company an extension from September 30, 2009 to November 30, 2009 (the “Extension”) to (i) effect its Recapitalization Plan and in connection therewith to effect a prepayment of at least seventy two (72%) percent of the Revolving Credit A Advances (as defined in the Credit Facility), and (ii) sell four commercial properties, including the two real estate assets the Company had previously acquired on behalf of Grubb & Ellis Realty Advisors, Inc.
The First Credit Facility Letter Amendment also granted the Company a one-time right, exercisable by November 30, 2009, to prepay the Credit Facility in full for a reduced principal amount equal to approximately 65% of the aggregate principal amount of the Credit Facility then outstanding (the “Discount Prepayment Option”).
In connection with the Extension, the warrant agreement was also amended to extend from October 1, 2009 to December 1, 2009, the time when the Warrants are first exercisable by its holders.
The First Credit Facility Letter Amendment also granted a one-time waiver from the covenant requiring all proceeds of sales of equity or debt securities to be applied to pay down the Credit Facility to facilitate the sale by the Company to an affiliate of the Company’s largest stockholder and Chairman of the Board of Directors of the Company, $5.0 million of subordinated debt or equity securities of the Company (the “Permitted Placement”) so long as (i) the Permitted Placement is junior, subject and subordinate to the Credit Facility, (ii) the net proceeds of the Permitted Placement are placed into an account with the lender, (iii) the disbursement of the funds in such account is in accordance with the approved budget that has been agreed to by the Company and the ledners, (iv) that the lenders be granted a security interest in the net proceeds of the Permitted Placement, and (v) the Permitted Placement is otherwise satisfactory to the Lenders. In addition, if the Permitted Placement is in the form of subordinated debt, the Company and the entity making the $5.0 million loan are required to enter into a subordination agreement with the lenders.
Finally, the First Credit Facility Letter Amendment also provided that $4.3 million that was deposited in a cash collateral account to cash collateralize outstanding letters of credit under the Credit Facility would instead be used to pay down the Credit Facility.
The Company’s Credit Facility is secured by substantially all of the Company’s assets. The outstanding balance on the Credit Facility was $63.0 million as of September 30, 2009 and December 31, 2008 and carried a weighted average interest rate of 8.37% and 4.51%, respectively.
On November 6, 2009, a portion of proceeds from the offering of preferred stock (see Note 20) were used to pay in full borrowings under the Credit Facility then outstanding of $66.8 million for a reduced amount equal to $43.4 million and the Credit Facility was terminated.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Management Services
Revenue	$67,456	$63,479	$199,636	$185,855
Compensation costs	9,315	8,118	27,702	28,550
Transaction commissions and related costs	2,192	2,062	7,346	6,625
Reimbursable salaries, wages, and benefits	48,333	44,391	142,601	131,084
General and administrative	2,357	2,033	8,043	6,356

Segment operating income (loss)	5,259	6,875	13,944	13,240

Transaction Services
Revenue	46,321	57,502	118,793	173,191
Compensation costs	11,216	11,743	32,986	36,423
Transaction commissions and related costs	29,376	37,103	77,981	111,337
Reimbursable salaries, wages, and benefits	1	—	1	—
General and administrative	7,705	8,466	25,459	26,975

Segment operating income (loss)	(1,977)	190	(17,634)	(1,544)

Investment Management
Revenue	14,829	24,116	43,912	84,480
Compensation costs	6,229	7,289	20,888	22,944
Transaction commissions and related costs	6	18	31	18
Reimbursable salaries, wages, and benefits	2,376	1,946	7,077	4,372
General and administrative	10,250	22,103	32,593	31,524

Segment operating income (loss)	(4,032)	(7,240)	(16,677)	25,622

Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating (loss) income	(750)	(175)	(20,367)	37,318
Non-segment:
Rental operations, net of rental related expenses	2,537	3,782	6,595	9,918
Corporate overhead (compensation, general and administrative costs)	(12,447)	(15,751)	(43,165)	(43,667)
Other operating expenses	(10,221)	(45,266)	(38,056)	(68,615)
Other income (expense)	236	(6,133)	(769)	(13,646)

Loss from continuing operations before income tax (provision) benefit	(20,645)	(63,543)	(95,762)	(78,692)
Income tax (provision) benefit	(277)	15,943	(587)	23,124

Loss from continuing operations	(20,922)	(47,600)	(96,349)	(55,568)
Loss from discontinued operations, net of taxes	(535)	(15,126)	(1,005)	(18,690)

Net loss	$(21,457)	$(62,726)	$(97,354)	$(74,258)
Less: Net (loss) income from noncontrolling interests	(98)	(6,444)	(1,686)	(6,298)

Net loss attributable to Grubb & Ellis Company	$(21,359)	$(56,282)	$(95,668)	$(67,960)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
13. PROPERTIES HELD FOR SALE
A summary of the properties and related LLC’s held for sale balance sheet information is as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Restricted cash	828	23,459
Properties held for sale — net	22,468	78,708
Identified intangible assets and other assets held for sale — net	4,823	25,751

Total assets	$28,119	$127,918

Notes payable of properties held for sale	$31,613	$108,959
Liabilities of properties held for sale — net	2,376	9,257

Total liabilities	$33,989	$118,216

During 2008, the Company initiated a plan to sell the properties it classified as real estate held for investment in its financial statements. As of September 30, 2009, the Company has a covenant within its Credit Facility which requires the Company to use its commercially reasonable best efforts to sell four commercial properties. The recent downturn in the global capital markets significantly lessened the probability that the Company would be able to achieve relief from this covenant through amendment or other financial resolutions. Pursuant to the requirements of the Property, Plant, and Equipment Topic, the Company assessed the value of the assets. In addition, the Company reviewed the valuation of its other owned properties and real estate investments. The Company generally uses a discounted cash flow model to estimate the fair value of its properties held for sale unless better market comparable data is available. Management uses its best estimate in determining the key assumptions, including the expected holding period (between 5 and 7 years), capitalization rates (between 9.0% and 9.2%), discount rates (between 10.1% and 10.5%), rental rates, future occupancy levels, lease-up periods and capital expenditure requirements. The estimated fair value is further adjusted for anticipated selling expenses. Generally, if a property is under contract, the contract price adjusted for selling expenses is used to estimate the fair value of the property. This valuation review resulted in the Company recognizing no impairment charges against the carrying value of the properties and real estate investments held for sale for the nine months ending September 30, 2009. Although the Company is using its commercially reasonable best efforts to sell the four remaining commercial properties, at the current time it appears that it is unlikely that two of the remaining properties will be sold. Accordingly, and in light of the foregoing, these properties no longer meet the held for sale criteria under the requirements of the Topic as of September 30, 2009 and the properties were reclassified to properties held for investment in the consolidated balance sheet with the operations of these properties included in continuing operations in the consolidated statements of operations for all periods presented.
On October 31, 2008, the Company entered into that certain Agreement for the Purchase and Sale of Real Property and Escrow Instructions to effect the sale of the Corporate Center located at 39 Old Ridgebury Road, Danbury, Connecticut, to an unaffiliated entity for a purchase price of $76.0 million. This agreement was amended and restated in its entirety by that certain Danbury Merger Agreement dated as of January 23, 2009, as amended by the First Amendment to Danbury Merger Agreement dated as of January 23, 2009 which reduced the purchase price to $73.5 million. On June 3, 2009, the Company completed the sale of the Danbury Property for $72.4 million.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
The investments in unconsolidated entities held for sale represent the Company’s interest in certain real estate properties that it holds through various limited liability companies. In accordance with the requirements of the Real Estate-Retail Land Topic, and the requirements of the Property, Plant, and Equipment Topic, the Company treats the disposition of these interests similar to the disposition of real estate it holds directly. In addition, pursuant to the requirements of the Consolidation Topic, when the Company is no longer the primary beneficiary of the LLC, the Company deconsolidates the LLC.
In instances when the Company expects to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties held for sale continue to be fully recorded within the continuing operations of the Company through the date of sale.
The net results of discontinued operations and the net gain on dispositions of properties sold or classified as held for sale as of September 30, 2009, in which the Company has no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. The Company will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.
The following table summarizes the income and expense components that comprised discontinued operations, net of taxes, for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Rental income	$1,299	$5,101	$8,983	$15,844
Rental expense	(1,695)	(3,511)	(7,469)	(11,489)
Interest expense (including amortization of deferred financing costs)	(484)	(1,463)	(2,387)	(4,606)
Real estate related impairments	—	(22,703)	250	(22,703)
Depreciation and amortization	—	(2,134)	—	(8,057)
Tax (provision) benefit	345	9,769	244	12,140

(Loss) from discontinued operations-net of taxes	(535)	(14,941)	(379)	(18,871)

Gain (loss) on disposal of discontinued operations — net of taxes	—	(185)	(626)	181

Total income (loss) from discontinued operations	$(535)	$(15,126)	$(1,005)	$(18,690)

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
Rent expense under these operating leases was approximately $6.0 million and $5.8 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $18.5 million and $17.4 million for the nine months ended September 30, 2009 and 2008, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.
Operating Leases — Other — The Company is a master lessee of seven multifamily properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases was approximately $2.3 million and $2.4 million for three months ended September 30, 2009 and 2008, respectively, and approximately $6.9 million and $7.0 million for nine months ended September 30, 2009 and 2008, respectively.
The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $3.8 million and $4.2 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $11.3 million and $12.4 million for the nine months ended September 30, 2009 and 2008, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
As of September 30, 2009, the Company had recorded liabilities totaling $8.4 million related to such master lease arrangements, consisting of $4.6 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $3.8 million of additional loss reserves which were recorded in 2008.
The Company is also a 50% joint venture partner of four multifamily residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from November 2014 through January 2015, require minimum monthly payments averaging $372,000 over the 10-year period. Rent expense under these operating leases was approximately $1.1 million, for both the three months ended September 30, 2009 and 2008, and approximately $3.4 million, for both the nine months ended September 30, 2009 and 2008.
The Company subleases these multifamily spaces to third parties. Rental income from these subleases was approximately $2.2 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $6.7 million and $6.8 million for the nine months ended September 30, 2009 and 2008, respectively. As multifamily leases are executed for no more than one year, the Company is unable to project the future minimum rental receipts related to these leases.
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
The Company deferred revenues relating to these agreements of $86,000 and $246,000 for the three months ended September 30, 2009 and 2008, respectively. The Company deferred revenues relating to these agreements of $281,000 and $492,000 for the nine months ended September 30, 2009 and 2008, respectively. Additional losses of $14.3 million and $4.5 million related to these agreements were recorded during the quarter ended December 31, 2008 and during the nine months ended September 30, 2009, respectively, to reflect the decline in value of properties underlying the agreements with investors. As of September 30, 2009, the Company had recorded liabilities totaling $22.6 million related to such agreements, consisting of $3.8 million of cumulative deferred revenues and $18.8 million of additional losses related to these agreements.
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
Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of September 30, 2009, there were 147 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, each consolidated VIE is joint and severally liable, along with the other investors in each relative TIC, on the non-recourse mortgage debt related to the VIE’s interests in the relative TIC investment. This non-recourse mortgage debt totaled $277.2 million and $277.8 million as of September 30, 2009 and December 31, 2008, respectively.
The Company’s guarantees consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(In thousands)	2009	2008
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,438,375	$3,414,433
Non-recourse/carve-out guarantees of the Company’s debt(1)	$107,000	$107,000
Recourse guarantees of debt of properties under management	$39,717	$42,426
Recourse guarantees of the Company’s debt	$10,000	$10,000

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property. While there is not a standard document evidencing these guarantees, liability under the non-recourse carve-out guarantees generally may be triggered by, among other things, any or all of the following:
•	a voluntary bankruptcy or similar insolvency proceeding of any borrower;

•	a “transfer” of the property or any interest therein in violation of the loan documents;

•	a violation by any borrower of the special purpose entity requirements set forth in the loan documents;

•	any fraud or material misrepresentation by any borrower or any guarantor in connection with the loan;

•	the gross negligence or willful misconduct by any borrower in connection with the property, the loan or any obligation under the loan documents;

•	the misapplication, misappropriation or conversion of (i) any rents, security deposits, proceeds or other funds, (ii) any insurance proceeds paid by reason of any loss, damage or destruction to the property, and (iii) any awards or other amounts received in connection with the condemnation of all or a portion of the property;

•	any waste of the property caused by acts or omissions of borrower of the removal or disposal of any portion of the property after an event of default under the loan documents; and

•	the breach of any obligations set forth in an environmental or hazardous substances indemnification agreement from borrower.
Certain violations (typically the first three listed above) render the entire debt balance recourse to the guarantor regardless of the actual damage incurred by lender, while the liability for other violations is limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees. Generally the guarantor irrevocably and unconditionally guarantees to the lender the payment and performance of the guaranteed obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor covenants and agrees that it is liable for the guaranteed obligations as a primary obligor. As of September 30, 2009, to the best of the Company’s knowledge, there is no amount of debt owed by the Company as a result of the borrowers engaging in prohibited acts.
Management initially evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of the Guarantees Topic. Any such liabilities were insignificant as of September 30, 2009 and December 31, 2008. In addition, on an ongoing basis, the Company evaluates the need to record additional liability in accordance with the requirements of the Contingencies Topic. As of September 30, 2009 and December 31, 2008, the Company had recourse guarantees of $39.7 million and $42.4 million, respectively, relating to debt of properties under management. As of September 30, 2009, approximately $21.3 million of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In evaluating the potential liability relating to such guarantees, the Company considers factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of September 30, 2009 and December 31, 2008, the Company recorded a liability of $5.2 million and $9.1 million, respectively, related to its estimate of probable loss related to recourse guarantees of debt of properties under management which matured in January and April 2009.
Investment Program Commitments — During June and July 2009, the Company revised the offering terms related to certain investment programs which it sponsors, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. The company recorded a liability for future funding commitments as of September 30, 2009 for these unconsolidated VIEs totaling $1.5 million to fund TIC Program reserves.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
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
Alesco Seed Capital — On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company is required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed capital to fund the earn-out payments. As of September 30, 2009, the Company has invested $500,000 in seed capital into the open and closed end real estate funds that Alesco launched during 2008.
Deferred Compensation Plan — During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of September 30, 2009 and December 31, 2008, $2.6 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of September 30, 2009 and December 31, 2008 have recorded the cash surrender value of the policies of $1.0 million and $1.1 million, respectively, in Prepaid expenses and other assets.
Grants of phantom shares are accounted for as equity awards in accordance with the requirements of the Equity Topic, with the award value of the shares on the grant date being amortized on a straight-line basis over the requisite service period. In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of September 30, 2009 and December 31, 2008, the Company awarded an aggregate of 6.0 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $23.3 million and $22.5 million, respectively. As of September 30, 2009, an aggregate of 5.7 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. The Company accounts for additional compensation relating to the “guarantee’ portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
15. EARNINGS (LOSS) PER SHARE
The Company computes earnings (loss) per share in accordance with the requirements of the Earnings Per Share Topic. Under the provisions of the Topic, basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period less unvested restricted shares. Diluted earnings (loss) per share is computed using the weighted-average number of common and common equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Loss from continuing operations attributable to Grubb & Ellis Company, net of tax	$(20,824)	$(41,156)	$(94,663)	$(49,270)
Loss from discontinued operations attributable to Grubb & Ellis Company, net of tax	(535)	(15,126)	(1,005)	(18,690)

Net loss attributable to Grubb & Ellis Company	$(21,359)	$(56,282)	$(95,668)	$(67,960)

Denominator:
Denominator for basic loss per share:
Weighted-average number of common shares outstanding	63,628 (1)	63,601 (1)	63,618 (1)	63,574 (1)
Effect of dilutive securities:
Non-vested restricted stock and stock options	— (1)	— (1)	— (1)	— (1)

Denominator for diluted loss per share:
Weighted-average number of common and common equivalent shares outstanding	63,628	63,601	63,618	63,574

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company, net of tax	$(0.33)	$(0.65)	$(1.49)	$(0.79)
Loss from discontinued operations attributable to Grubb & Ellis Company, net of tax	(0.01)	(0.23)	(0.02)	(0.28)

Basic loss per share	$(0.34)	$(0.88)	$(1.51)	$(1.07)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company, net of tax	$(0.33)	$(0.65)	$(1.49)	$(0.79)
Loss from discontinued operations attributable to Grubb & Ellis Company, net of tax	(0.01)	(0.23)	(0.02)	(0.28)

Diluted loss per share	$(0.34)	$(0.88)	$(1.51)	$(1.07)

(1)	Outstanding non-vested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 2.6 million and 2.5 million shares as of September 30, 2009 and 2008, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods. In addition, excluded from the calculation of diluted weighted-average common shares as of September 30, 2009 and 2008 were approximately 6.0 million and 4.8 million phantom shares, respectively, that may be awarded to employees related to the deferred compensation plan. As of September 30, 2009, 12.7 million shares that may be awarded to the lenders related to the potential exercise of the Warrants were also excluded from the calculation of diluted weighted-average common shares.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
16. COMPREHENSIVE LOSS
The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net loss	$(21,457)	$(62,726)	$(97,354)	$(74,258)
Other comprehensive (loss):
Net unrealized (loss) gain on investments, net of taxes	92	66	(43)	706
Elimination of net unrealized loss on investments, net of taxes	—	120	—	120
Elimination of net unrealized loss on investment in GERA warrants	—	—	—	223

Total comprehensive loss	(21,365)	(62,540)	(97,397)	(73,209)

Comprehensive income (loss) attributable to noncontrolling interests	(98)	(6,444)	(1,686)	(6,298)

Comprehensive loss attributable to Grubb & Ellis Company	$(21,267)	$(56,096)	$(95,711)	$(66,911)

17. CHANGES IN EQUITY
The following is a reconciliation of total equity, equity attributable to Grubb & Ellis Company and equity attributable to noncontrolling interests from December 31, 2008 to September 30, 2009.

						Total
				Accumulated	(Accumulated	Grubb & Ellis
			Additional	Other	Deficit)	Company
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Equity	Interests	Equity

Balance as of December 31, 2008	65,383	$654	$402,780	$—	$(333,263)	$70,171	$3,605	$73,776

Vesting of share-based compensation	—	—	8,736	—	—	8,736	—	8,736
Issuance of warrants	—	—	534	—	—	534	—	534
Issuance of restricted shares to directors, officers and employees	486	4	(4)	—	—	—	—	—
Forfeiture of non-vested restricted shares	(686)	(7)	(133)	—	—	(140)	—	(140)
Contributions from noncontrolling interests	—	—	—	—	—	—	5,827	5,827
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,689)	(1,689)
Deconsolidation of sponsored mutual fund	—	—	—	—	—	—	(5,519)	(5,519)
Compensation expense on profit sharing arrangements	—	—	—	—	—	—	102	102
Change in unrealized loss on marketable securities	—	—	—	(43)	—	(43)	—	(43)

Net loss	—	—	—	—	(95,668)	(95,668)	(1,686)	(97,354)

Comprehensive loss	—	—	—	—	—	(95,711)	(1,686)	(97,397)

Balance as of September 30, 2009	65,183	$651	$411,913	$(43)	$(428,931)	$(16,410)	$640	$(15,770)

During the nine months ended September 30, 2009, the Company granted 486,000 restricted shares of common stock. During the year ended December 31, 2008, the Company granted 1.6 million restricted shares of common stock and 77,000 shares of common stock were issued as a result of the exercise of stock options.
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
The Company also paid for the organizational, offering and related expenses on behalf of Apartment REIT for its initial offering that ended July 17, 2009 and Healthcare REIT for its initial offering through August 28, 2009. These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT in connection with their initial offerings. These expenses only become the liability of Apartment REIT and Healthcare REIT to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of the initial offerings. As of September 30, 2009 and December 31, 2008, the Company has incurred expenses of $4.3 million and $3.8 million, respectively, in excess of 1.5% of the gross proceeds of the Apartment REIT offering. As of September 30, 2009 and December 31, 2008, the Company has recorded an allowance for bad debt of approximately $4.3 million and $3.8 million, respectively, related to the Apartment REIT offering costs incurred as the Company believes that such amounts will not be reimbursed.
The Company also pays for the organizational, offering and related expenses on behalf of Apartment REIT’s follow-on offering and Healthcare REIT II’s initial offering. These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT II in connection with these offerings. These expenses only become a liability of Apartment REIT and Healthcare REIT II to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the offerings. As of September 30, 2009 and December 31, 2008, the Company has incurred expenses of $1.3 million and $0, respectively, in excess of 1.0% of the gross proceeds of the Apartment REIT follow-on offering. As of September 30, 2009 and December 31, 2008, the Company has incurred expenses of $1.8 million and $97,000, respectively, in excess of 1.0% of the gross proceeds of the Healthcare REIT II initial offering. The Company anticipates that such amount will be reimbursed in the future from the offering proceeds of Apartment REIT and Healthcare REIT II.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Management Fees — The Company provides both transaction and management services to parties which are related to an affiliate of a principal stockholder and director of the Company (collectively, “Kojaian Companies”). In addition, the Company also pays asset management fees to the Kojaian Companies related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, was $2.0 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and $5.4 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively. In August 2009, the Kojaian Management Corporation prepaid $600,000 of property management fees to the company which was repaid in September 2009 upon collection of management fees from parties related to the Kojaian Companies to which the company provides management services.
Other Related Party — GERI, which is wholly owned by the Company, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of September 30, 2009 and December 31, 2008, Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Apartment Management, LLC, Grubb & Ellis Apartment Management LLC tendered settlement for the purchase of the 18.0% equity interest in Grubb & Ellis Apartment Management LLC that was previously owned by Mr. Scott D. Peters, former chief executive officer of the Company. As a consequence, through a wholly owned subsidiary, the Company’s equity interest in Grubb & Ellis Apartment Management, LLC increased from 64.0% to 82.0% after giving effect to this purchase from Mr. Peters. As of September 30, 2009 and December 31, 2008, Stanley J. Olander, the Company’s Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.
GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of September 30, 2009 and December 31, 2008, each of Ms. Biller and Mr. Hanson, the Company’s Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC. On August 8, 2008, in accordance with the terms of the operating agreement of Grubb & Ellis Healthcare Management, LLC, Grubb & Ellis Healthcare Management, LLC tendered settlement for the purchase of 18.0% equity interest in Grubb & Ellis Healthcare Management, LLC that was previously owned by Mr. Peters. As a consequence, through a wholly owned subsidiary, the Company’s equity interest in Grubb & Ellis Healthcare Management, LLC increased from 46.0% to 64.0% after giving effect to this purchase from Mr. Peters.
The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes distributions of $131,000, $85,000 and $122,000, to Mr. Thompson, Mr. Peters and Ms. Biller for the nine months ended September 30, 2008, respectively. There was no compensation expense related to the profit sharing arrangement with Grubb & Ellis Apartment Management, LLC, and therefore no distributions to any members, for the nine months ended September 30, 2009. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions of $44,000 and $131,000, respectively, to Mr. Thompson, $0 and $387,000, respectively, to Mr. Peters, $203,000 and $491,000, respectively, to Ms. Biller, and $203,000 and $491,000, respectively, to Mr. Hanson for the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009 and December 31, 2008, respectively, the remaining 82.0% equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 64.0% equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
See issuance of a 5.0 million senior secured convertible note to, and purchase of 5.0 million of preferred stock by a related party in Subsequent Events (Note 20) below.
19. INCOME TAXES
The components of income tax (benefit) provision from continuing operations for the three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Current:
Federal	$(69)	$1,496	$(69)	$(4,224)
State	1	(282)	7	(958)

	(68)	1,214	(62)	(5,182)

Deferred:
Federal	289	(13,372)	549	(13,628)
State	56	(3,785)	100	(4,314)

	345	(17,157)	649	(17,942)

	$277	$(15,943)	$587	$(23,124)

The Company recorded net prepaid taxes totaling approximately $529,000 as of September 30, 2009, comprised primarily of state tax refund receivables and state prepaid tax estimates.
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
In evaluating the need for a valuation allowance as of September 30, 2009, the Company evaluated both positive and negative evidence in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. Management determined that $36.4 million of deferred tax assets recorded during the nine months ended September 30, 2009 do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations.
The differences between the total income tax (benefit) provision of the Company for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35% for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Federal income taxes at the statutory rate	$(7,126)	$(15,914)	$(32,862)	$(21,236)
State income taxes net of federal benefit	(845)	(2,199)	(3,852)	(2,989)
Credits	53	(401)	(143)	(177)
Non-deductible expenses	10	2,490	1,029	1,346
Change in valuation allowance	8,253	—	36,477	—
Other	(68)	81	(62)	(68)

(Benefit) provision for income taxes	$277	$(15,943)	$587	$(23,124)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
20. SUBSEQUENT EVENTS
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
On November 9, 2009, the Company announced that Thomas P. D’Arcy will join the Company as president, chief executive officer and a member of the board of directors, effective November 16, 2009.
Sale of Unregistered Securities
On October 2, 2009, the Company effected the Permitted Placement (see Note 11) and issued a $5.0 million senior subordinated convertible note (the “Note”) to Kojaian Management Corporation. The Note (i) bears interest at twelve percent (12%) per annum, (ii) is co-terminus with the term of the Credit Facility (including if the Credit Facility is terminated pursuant to the Discount Prepayment Option), (iii) is unsecured and fully subordinate to the Credit Facility, and (iv) in the event the Company issues or sells equity securities in connection with or pursuant to a transaction with a non-affiliate of the Company while the Note is outstanding, at the option of the holder of the Note, the principal amount of the Note then outstanding is convertible into those equity securities of the Company issued or sold in such non-affiliate transaction. In connection with the issuance of the Note, Kojaian Management Corporation, the lenders to the Credit Facility and the Company entered into a subordination agreement (the “Subordination Agreement”). The Permitted Placement was a transaction by the Company not involving a public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended (“the Securities Act”).
On November 6, 2009, the Company completed the private placement of 900,000 shares of 12% cumulative participating perpetual convertible preferred stock, par value $0.01 per share (“Preferred Stock”), to qualified institutional buyers and other accredited investors. In conjunction with the offering, the entire $5.0 million principal balance of the Note was converted into the Preferred Stock at the offering price and the holder of the Note received accrued interest of approximately $57,000. In addition, the holder of the Note also purchased an additional $5.0 million of preferred stock at the offering price. The Company also granted the initial purchaser a 45-day option to purchase up to an additional 100,000 shares of Preferred Stock.
As previously disclosed, among other things with respect to the Preferred Stock offering, in the Current Report on Form 8-K filed by the company on October 26, 2009, the Preferred Stock was offered in reliance on exemptions from the registration requirements of the Securities Act that apply to offers and sales of securities that do not involve a public offering. As such, the Preferred Stock was offered and will be sold only to (i) “qualified institutional buyers” (as defined in Rule 144A under the Securities Act), (ii) to a limited number of institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) of the Securities Act), and (iii) to a limited number of individual “accredited investors” (as defined in Rule 501(a)(4), (5) or (6) of the Securities Act).
As previously disclosed, among other things with respect to the Preferred Stock offering, in the Current Report on Form 8-K filed by the company on November 11, 2009, upon the closing of the sale of the $90 million of Preferred Stock, the Company received cash proceeds of approximately $85.0 million after giving effect to the conversion of the Note and after deducting the initial purchaser’s discounts and certain offering expenses and giving effect to the conversion of the subordinated note. A portion of proceeds were used to pay in full borrowings under the Credit Facility then outstanding of $66.8 million for a reduced amount equal to $43.4 million, with the balance of the proceeds to be used for working capital purposes.
The Certificate of Designations with respect to the Preferred Stock provides, among other things, that upon the closing of the Offering, each share of Preferred Stock is initially convertible, at the holder’s option, into the Company’s common stock, par value $.01 per share (the “Common Stock”) at a conversion rate of 31.322 shares of Common Stock for each share of Preferred Stock. If the Company’s Certificate of Incorporation is amended to increase the number of authorized shares (as more fully discussed in the immediately following paragraph), the Preferred Stock will be convertible, at the holder’s option, into Common Stock at a conversion rate of 60.606 shares of Common Stock for each share of Preferred Stock, which represents a conversion price of approximately $1.65 per share of Common Stock, and a 10.0% premium to the closing price of the Common Stock on October 22, 2009.
The Company has agreed to seek as soon as practicable the approval of the stockholders holding at least a majority of the shares of the Common Stock voting separately as a class, and a majority of all shares of the Company’s Common Stock entitled to vote as a single class, which includes the Common Stock issuable upon the conversion of the Preferred Stock, to amend the Company’s Certificate of Incorporation to increase the Company’s authorized capital stock to 220,000,000 shares of capital stock, 200,000,000 of which shall be Common Stock and 20,000,000 of which shall be preferred stock issuable in one or more series or classes, and to permit the election by the holders of the Preferred Stock of two (2) directors in the event that the Company is in arrears with respect to the Company’s Preferred Stock for six or more quarters. If such amendment is not effective prior to 120 days after the date the Company first issues the Preferred Stock, (i) holders of Preferred Stock may require the Company to repurchase all, or a specified whole number, of their Preferred Stock at a repurchase price equal to 110% of the sum of the initial liquidation preference plus accumulated but unpaid dividends, and (ii) the annual dividend rate with respect to the Preferred Stock will increase by two percent (2%); provided, however, holders of Preferred Stock who do not vote in favor of the amendment will not be able to exercise such repurchase right, or be entitled to such two percent (2%) dividend increase.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
The terms of the Preferred Stock provide for cumulative dividends from and including the date of original issuance in the amount of $12.00 per share each year. Dividends on the Preferred Stock will be payable when, as and if declared, quarterly in arrears, on March 31, June 30, September 30 and December 31, beginning on December 31, 2009. In addition, in the event of any cash distribution to holders of the Common Stock, holders of Preferred Stock will be entitled to participate in such distribution as if such holders had converted their shares of Preferred Stock into Common Stock.
If the Company fails to pay the quarterly Preferred Stock dividend in full for two consecutive quarters, the dividend rate will automatically be increased by .50% of the initial liquidation preference per share per quarter (up to a maximum amount of increase of 2% of the initial liquidation preference per share) until cumulative dividends have been paid in full. In addition, subject to certain limitations, in the event the dividends on the Preferred Stock are in arrears for six or more quarters, whether or not consecutive, subject to the passage of the amendment to the Company’s Certificate of Incorporation discussed above, holders representing a majority of the shares of Preferred Stock voting together as a class with holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable will be entitled to nominate and vote for the election of two additional directors to serve on the board of directors until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred or are exercisable have been paid or declared and a sum sufficient for payment has been set aside therefore.
During the six month period following the closing of the Offering, if the Company issues any securities, other than certain permitted issuances, and the price per share of the Common Stock (or the equivalent for securities convertible into or exchangeable for Common Stock) is less than the then current conversion price of the Preferred Stock, the conversion price will be reduced pursuant to a weighted average anti-dilution formula.
Holders of Preferred Stock may require the Company to repurchase all, or a specified whole number, of their Preferred Stock upon the occurrence of a “Fundamental Change” (as defined in the Certificate of Designations) with respect to any Fundamental Change that occurs (i) prior to November 15, 2014, at a repurchase price equal to 110% of the sum of the initial liquidation preference plus accumulated but unpaid dividends, and (ii) from November 15, 2014 until prior to November 15, 2019, at a repurchase price equal to 100% of the sum of the initial liquidation preference plus accumulated but unpaid dividends. On or after November 15, 2014, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying an amount equal to 110% of the sum of the initial liquidation preference per share plus any accrued and unpaid dividends to and including the date of redemption.
In the event of certain events that constitute a “Change in Control” (as defined in the Certificate of Designations) prior to November 15, 2014, the conversion rate of the Preferred Stock will be subject to increase. The amount of the increase in the applicable conversion rate, if any, will be based on the date in which the Change in Control becomes effective, the price to be paid per share with respect to the Common Stock and the transaction constituting the Change in Control.
The Company has entered into a registration rights agreement (the “Registration Rights Agreement”) with one of the lead investors (and its affiliates) with respect to the shares of Preferred Stock, and the Common Stock issuable upon the conversion of such Preferred Stock, that was acquired by such lead investor (and affiliates) in the Offering. No other purchasers of the Preferred Stock in the Offering will have the right to have their shares of Preferred Stock, or shares of Common Stock issuable upon conversion of such Preferred Stock, registered. In addition, subject to certain limitations, the lead investor who acquired the registration rights also has certain preemptive rights in the event the Company issues for cash consideration any Common Stock or any securities convertible into or exchangeable for Common Stock (or any rights, warrants or options to purchase any such Common Stock) during the six-month period subsequent to the closing of the Offering. Such preemptive right is intended to permit such lead investor to maintain its pro rata ownership of the Preferred Stock acquired in the Offering.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)
Holders of the Preferred Stock are entitled to voting rights equal to the number of shares of Common Stock into which the Preferred Stock is convertible, on an “as if” converted basis, except as otherwise provided by law. The holders of the Preferred Stock vote together with the holders of Common Stock as one class on all matters on which holders of Common Stock vote, and vote as a separate class with respect to certain matters.
Upon any liquidation, dissolution or winding up of the Company, holders of the Preferred Stock will be entitled, prior to any distribution to holders of any securities ranking junior to the Preferred Stock, including but not limited to the Common Stock, and on a pro rata basis with other preferred stock of equal ranking, a cash liquidation preference equal to the greater of (i) 110% of the sum of the initial liquidation preference per share plus accrued and unpaid dividends thereon, if any, from November 6, 2009, the date of the closing of the Offering, and (ii) an amount equal to the distribution amount each holder of Preferred Stock would have received had all shares of Preferred Stock been converted to Common Stock.
Pursuant to the overallotment option of up to 100,000 shares of Preferred Stock granted to the initial purchaser in the Company’s $90 million offering of Preferred Stock to various qualified institutional buyers and accredited investors, the Company effected the sale of a portion of the overallotment option on November 13, 2009 of an aggregate of 14,350 shares of Preferred Stock for net proceeds of approximately $1.4 million.
This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of the Preferred Stock in any state in which the offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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
Overview and Background
The Company reports its revenue by three business segments in accordance with the provisions of the Segment Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). Transaction Services, which comprises its real estate brokerage operations; Investment Management, which includes providing acquisition, financing and disposition services with respect to its investment programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its TIC, REIT and other investment programs; and Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors. Additional information on these business segments can be found in Note 12 of Notes to Consolidated Financial Statements in Item 1 of this Report.
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

Recently Issued Accounting Pronouncements
The Company follows the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. The Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB amended the Topic to delay the effective date of the Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on the Company’s consolidated financial statements as a result of the adoption of the Topic as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the amended Fair Value Measurements and Disclosures Topic deferred the effective date of Fair Value Measurements and Disclosures to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the requirements of the Topic as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on the consolidated financial statements.
In December 2007, the FASB issued an amendment to the requirements of the Business Combinations Topic. The amended Topic requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The Topic changed the accounting treatment and disclosure for certain specific items in a business combination. The Topic applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the requirements of the Topic on a prospective basis on January 1, 2009. The adoption of the requirements of the Topic will materially affect the accounting for any future business combinations.
In March 2008, the FASB issued an amendment to the requirements of the Derivatives and Hedging Topic. The requirements of the amended Topic are intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The requirements of the amended Topic achieve these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The requirements of the amended Topic became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the requirements of the amended Topic in the first quarter of 2009. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.
In April 2008, the FASB issued an amendment to the requirements of Intangibles-Goodwill and Other Topic. The requirements of the amended Topic are intended to improve the consistency between the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of the assets. The amendment changes the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. In addition the amended Topic requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. The requirements of the amended Topic are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the requirements of the amended Topic on January 1, 2009. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.
In June 2008, the FASB issued an amendment to the requirements of the Earnings Per Share Topic, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method which apply to the Company because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the requirements of the amended Topic in the first quarter of 2009. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued an amendment to the requirements of the Financial Instruments Topic. The amended Topic relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing the requirements of the amended Topic, fair values for these assets and liabilities were only disclosed once a year. The amended Topic now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.
The requirements of the Investments-Debt and Equity Securities Topic, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The Topic also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of the requirements of the Topic did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued an amendment to the requirements of the Fair Value Measurements and Disclosures Topic. The Topic relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It states that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, the requirements of the Topic reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of the amended Topic did not have a material impact on the consolidated financial statements.
In April 2009, the FASB issued an amendment to the requirements of the Business Combinations Topic. The requirements of the Business Topic clarifies to address application issues on the accounting for contingencies in a business combination. The requirements of the amended Topic is effective for assets or liabilities arising from contingencies in business combinations acquired on or after January 1, 2009. The adoption of the requirements of the amended Topic did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued an amendment to the requirements of the Transfers and Servicing Topic, which addresses the effects of eliminating the qualifying SPE concept and redefines who the primary beneficiary is for purposes of determining which variable interest holder should consolidated the variable interest entity. The requirements of the amended Topic become effective for annual periods beginning after November 15, 2009. The Company is reviewing any impact this may have on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 established that the FASB Accounting Standards Codification (“the Codification”) became the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy was modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The adoption of SFAS No. 168 did have a material impact on the consolidated financial statements.
The Company has adopted the requirements of the Subsequent Events Topic effective beginning with the quarter ended September 30, 2009 and has evaluated for disclosure subsequent events that have occurred up through November 13, 2009, the date of issuance of these financial statements.
RESULTS OF OPERATIONS
Overview
The Company reported revenue of approximately $136.1 million for the three months ended September 30, 2009, compared with revenue of $153.2 million for the same period in 2008. The decrease was primarily the result of decreases in Transaction Services and Investment Management revenue of $11.2 million and $9.3 million, respectively, partially offset by increases in Management Services revenue of $4.0 million.
The net loss attributable to Grubb & Ellis Company for the third quarter of 2009 was $21.4 million, or $0.34 per diluted share, and includes a non-cash charge of $2.4 million for real estate related impairments and a $7.2 million charge, which includes an allowance for bad debt and write-offs of related party receivables and advances. In addition, the three month results included approximately $2.6 million of stock-based compensation and $1.9 million for amortization of other identified intangible assets.
The Company reported revenue of approximately $385.1 million for the nine months ended September 30, 2009, compared with revenue of $468.8 million for the same period in 2008. The decrease was primarily the result of decreases in Transaction Services and Investment Management revenue of $54.4 million and $40.6 million, respectively, partially offset by increases in Management Services revenue of $13.8 million.
The net loss attributable to Grubb & Ellis Company for the first nine months of 2009 was $95.7 million, or $1.51 per diluted share, and includes a non-cash charge of $16.6 million for real estate related impairments and a $21.6 million charge, which includes an allowance for bad debt and write-offs of related party receivables and advances. In addition, the nine month results included approximately $8.7 million of stock-based compensation and $5.7 million for amortization of other identified intangible assets.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	September 30,		Change
(In thousands)	2009	2008	$	%
Revenue
Management services	$67,456	$63,479	$3,977	6.3%
Transaction services	46,321	57,502	(11,181)	(19.4)
Investment management	14,829	24,116	(9,287)	(38.5)
Rental related	7,498	8,119	(621)	(7.6)

Total revenue	136,104	153,216	(17,112)	(11.2)

Operating Expense
Compensation costs	116,339	120,765	(4,426)	(3.7)
General and administrative	24,531	40,258	(15,727)	(39.1)
Depreciation and amortization	3,504	4,884	(1,380)	(28.3)
Rental related	4,961	4,337	624	14.4
Interest	3,741	2,947	794	26.9
Merger related costs	933	2,657	(1,724)	(64.9)
Real estate related impairments	2,393	34,778	(32,385)	(93.1)
Goodwill and intangible assets impairment	583	—	583	100.0

Total operating expense	156,985	210,626	(53,641)	(25.5)

Operating Loss	(20,881)	(57,410)	36,529	63.6

Other (Expense) Income
Equity in losses of unconsolidated entities	(224)	(5,859)	5,635	96.2
Interest income	188	234	(46)	(19.7)
Other income (loss)	272	(508)	780	153.5

Total other income (expense)	236	(6,133)	6,369	103.8

Loss from continuing operations before income tax (provision) benefit	(20,645)	(63,543)	42,898	67.5
Income tax (provision) benefit	(277)	15,943	(16,220)	(101.7)

Loss from continuing operations	(20,922)	(47,600)	26,678	56.0

Discontinued Operations
Gain (loss) from discontinued operations, net of taxes	(535)	(14,941)	14,406	96.4
(Loss) gain on disposal of discontinued operations, net of taxes	—	(185)	185	100.0

Total loss from discontinued operations	(535)	(15,126)	14,591	96.5

Net loss	(21,457)	(62,726)	41,269	65.8
Net (loss) income from noncontrolling interests	(98)	(6,444)	6,346	98.5

Net loss attributable to Grubb & Ellis Company	$(21,359)	$(56,282)	$34,923	62.1%

Revenue
Transaction and Management Services Revenue
The Company earns revenue from the delivery of transaction and management services to the commercial real estate industry. Transaction fees include commissions from leasing, acquisition and disposition, and agency leasing assignments as well as fees from appraisal and consulting services. Management fees, which include reimbursed salaries, wages and benefits, comprise the remainder of the Company’s services revenue, and include fees related to both property and facilities management outsourcing as well as project management and business services. The Company has typically experienced its lowest quarterly revenue from transaction services in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. As of September 30, 2009, the Company managed approximately 242.9 million square feet of property compared to 226.5 million square feet for the same period in 2008.
Management Services revenue increased $4.0 million or 6.3% to $67.5 million for the three months ended September 30, 2009 which reflects an increase in square feet under management of 15.3 million or 7.4% to 221.2 million total square feet under management as of September 30, 2009. Management Services revenue, which is primarily property management fees and reimbursable salaries, also includes property management fee revenue of approximately $1.6 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, from the management of a significant portion of GERI’s captive property portfolio by Grubb & Ellis Managements Services.
Transaction Services revenue decreased $11.2 million or 19.4% to $46.3 million for the three months ended September 30, 2009. Transaction Services revenue primarily includes brokerage commission, valuation and consulting revenue. The Company’s Transaction Services business was negatively impacted by the current economic environment, which has reduced commercial real estate transaction velocity, particularly investment sales.
Investment Management Revenue
Investment Management revenue decreased $9.3 million or 38.5% to $14.8 million for the three months ended September 30, 2009. Investment Management revenue reflects revenue generated through the fee structure of the various investment products which included acquisition, loan and disposition fees of approximately $4.5 million and captive management fees of $7.9 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
In total, $112.0 million in equity was raised for the Company’s investment programs for the three months ended September 30, 2009, compared with $245.0 million in the same period in 2008. The decrease was driven by a decrease in TIC equity raised and by a decrease in equity raised by the Company’s public non-traded REITs. During the three months ended September 30, 2009, the Company’s public non-traded REIT programs raised $111.5 million, a decrease of 39.2% from the $183.3 million equity raised in the same period in 2008. The Company’s TIC 1031 exchange programs raised $500,000 in equity during the third quarter of 2009, compared with $46.2 million in the same period in 2008. The decrease in TIC equity raised for the three months ended September 30, 2009 reflects the continued decline in current market conditions. The decrease in equity raised by the Company’s public non-traded REITs is a result of the transition to the Company’s Healthcare REIT II program which commenced September 21, 2009.
Acquisition and loan fees decreased approximately $1.8 million, or 28.9%, to approximately $4.5 million for the three months ended September 30, 2009, compared to approximately $6.3 million for the same period in 2008. The quarter-over-quarter decrease in acquisition fees was primarily attributed a decrease of $2.3 million in fees from the TIC programs partially offset by a small increase in fees earned from the Company’s non-traded REIT programs. During the three months ended September 30, 2009, the Company acquired one property on behalf of its sponsored programs for an approximate aggregate total of $162.8 million, compared to six properties for an approximate aggregate total of $240.3 million during the same period in 2008.
Disposition fees decreased approximately $502,000, or 100%, to zero for the three months ended September 30, 2009, compared to approximately $502,000 for the same period in 2008. Offsetting the disposition fees during the three months ended September 30, 2008 was approximately $193,000 of amortization of identified intangible contract rights associated with the acquisition of Triple Net Properties Realty, Inc. (“Realty”) as they represent the right to future disposition fees of a portfolio of real properties under contract. No amortization of identified intangible contract rights was recorded for the three months ended September 30, 2009 because no disposition fees were recorded.
Captive management decreased approximately $2.0 million or 19.8% to $7.9 million for the three months ended September 30, 2009 which primarily reflects an increase in the deferral of fees.

Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to the Company’s TIC programs. Rental revenue also includes revenue from two properties held for investment.
Operating Expense Overview
The Company’s operating expenses decreased approximately $53.6 million, or 25.5%, to $157.0 million for the three months ended September 30, 2009, compared to approximately $210.6 million for the same period in 2008. This decrease reflects decreases in compensation costs from lower commissions paid and synergies created as a result of the Merger of $4.4 million and decreases of merger related costs of $1.7 million and general and administrative expense of $15.7 million. The Company recognized real estate impairments of $2.4 million during the three months ended September 30, 2009, a decrease of $32.4 million over the same period last year. Partially offsetting the overall decrease was an increase in interest expense of $794,000 for the three months ended September 30, 2009.
Compensation Costs
Compensation costs decreased approximately $4.4 million, or 3.7%, to $116.3 million for the three months ended September 30, 2009, compared to approximately $120.8 million for the same period in 2008 due to a decrease in commissions paid of approximately $7.6 million related to the Transactions Services portfolio as a result of decrease in activity and a decrease of approximately $1.3 million primarily related to the Investment Management business as a result of a reduction in headcount and decreases in salaries partially offset by an increase of $4.5 million as a result of an increase in reimbursable salaries, wages and benefits due to the growth in the Management Services portfolio.
General and Administrative
General and administrative expense decreased approximately $15.7 million, or 39.1%, to $24.5 million for the three months ended September 30, 2009, compared to approximately $40.3 million for the same period in 2008 due to a decrease of approximately $10.2 million in bad debt and related charges along with various decreases related to management’s cost saving efforts.
General and administrative expense was 18.0% of total revenue for the three months ended September 30, 2009, compared with 26.3% for the same period in 2008.
Depreciation and Amortization
Depreciation and amortization expense decreased approximately $1.4 million, or 28.3%, to $3.5 million for the three months ended September 30, 2009, compared to approximately $4.9 million for the same period in 2008 due to a decrease in depreciation and amortization of approximately $1.5 million related to one of the two properties held for investment as of September 30, 2009. Included in depreciation and amortization expense was $796,000 for amortization of other identified intangible assets.
Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to the Company’s TIC programs. Rental expense also includes expense from two properties held for investment.
Interest Expense
Interest expense increased approximately $794,000, or 26.9%, to $3.7 million for the three months ended September 30, 2009, compared to $2.9 million for the same period in 2008. The increase in interest expense is primarily due to an increase in the interest rate on the Credit Facility as a result of the 3rd amendment to the Credit Facility whereby the rate increased to LIBOR plus 800 basis points from LIBOR plus 300 basis points.

Real Estate Related Impairments
The Company recognized impairment charges of approximately $2.4 million during the three months ended September 30, 2009 related to certain unconsolidated real estate investments. These impairment charges were recognized as an other contingent liability related to commitments associated with certain of the Company’s TIC programs. The Company recognized an impairment charge of approximately $34.8 million during the three months ended September 30, 2008. The impairment charge was recognized against the carrying value of the investments as of September 30, 2008.
Discontinued Operations
In accordance with the requirements of the Property, Plant, and Equipment Topic, for the three months ended September 30, 2009 and 2008, discontinued operations included the results of operations of two properties and one limited liability company (“LLC”) entity classified as held for sale as of September 30, 2009.
Income Tax
The Company recognized a tax expense of approximately $277,000, net of an $8.3 million valuation allowance for the three months ended September 30, 2009, compared to a tax benefit of $15.9 million for the same period in 2008. The net $16.2 million increase in tax expense reflects the valuation allowance recorded in the current year period compared to tax benefits from the impairment of real estate held for investment recorded in the prior year period, three months ended September 30, 2008.
Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, the Company recognized a net loss of $21.4 million, or $0.34 per diluted share for the three months ended September 30, 2009, compared to a net loss of $56.3 million, or $0.88 per diluted share, for the same period in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
The following summarizes comparative results of operations for the periods indicated.

	Nine Months Ended
	September 30,		Change
(In thousands)	2009	2008	$	%
Revenue
Management services	$199,636	$185,855	$13,781	7.4%
Transaction services	118,793	173,191	(54,398)	(31.4)
Investment management	43,912	84,480	(40,568)	(48.0)
Rental related	22,754	25,302	(2,548)	(10.1)

Total revenue	385,095	468,828	(83,733)	(17.9)

Operating Expense
Compensation costs	342,072	365,488	(23,416)	(6.4)
General and administrative	82,868	84,387	(1,519)	(1.8)
Depreciation and amortization	8,368	13,692	(5,324)	(38.9)
Rental related	16,159	15,384	775	5.0
Interest	12,490	9,928	2,562	25.8
Merger related costs	933	10,217	(9,284)	(90.9)
Real estate related impairments	16,615	34,778	(18,163)	(52.2)
Goodwill and intangible assets impairment	583	—	583	100.0

Total operating expense	480,088	533,874	(53,786)	(10.1)

Operating Loss	(94,993)	(65,046)	(29,947)	(46.0)

Other (Expense) Income
Equity in losses of unconsolidated entities	(1,635)	(10,602)	8,967	84.6
Interest income	472	757	(285)	(37.6)
Other income (loss)	394	(3,801)	4,195	110.4

Total other income (expense)	(769)	(13,646)	12,877	94.4

Loss from continuing operations before income tax (provision) benefit	(95,762)	(78,692)	(17,070)	(21.7)
Income tax (provision) benefit	(587)	23,124	(23,711)	(102.5)

Loss from continuing operations	(96,349)	(55,568)	(40,781)	(73.4)

Discontinued Operations
Gain (loss) from discontinued operations, net of taxes	(379)	(18,871)	18,492	98.0
(Loss) gain on disposal of discontinued operations, net of taxes	(626)	181	(807)	(445.9)

Total loss from discontinued operations	(1,005)	(18,690)	17,685	94.6

Net loss	(97,354)	(74,258)	(23,096)	(31.1)
Net (loss) income from noncontrolling interests	(1,686)	(6,298)	4,612	73.2

Net loss attributable to Grubb & Ellis Company	$(95,668)	$(67,960)	$(27,708)	(40.8)%

Revenue
Transaction and Management Services Revenue
Management Services revenue increased$13.8 million or 7.4% to $199.6 million for the nine months ended September 30, 2009 which reflects an increase in square feet under management of 15.3 million or 7.4% to 221.2 million total square feet under management as of September 30, 2009. Management Services revenue, which is primarily property management fees and reimbursable salaries, also includes property management fee revenue of approximately $5.2 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively, from the management of a significant portion of GERI’s captive property portfolio by Grubb & Ellis Managements Services.

Transaction Services revenue decreased $54.4 million or 31.4% to $118.8 million for the nine months ended September 30, 2009. Transaction Services revenue primarily includes brokerage commission, valuation and consulting revenue. The Company’s Transaction Services business was negatively impacted by the current economic environment, which has reduced commercial real estate transaction velocity, particularly investment sales.
Investment Management Revenue
Investment Management revenue decreased $40.6 million or 48.0% to $43.9 million for the nine months ended September 30, 2009. Investment Management revenue reflects revenue generated through the fee structure of the various investment products which included acquisition, loan and disposition fees of approximately $7.5 million and captive management fees of $24.9 million. These fees include acquisition, disposition, financing, and property and asset management. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
In total, $533.0 million in equity was raised for the Company’s investment programs for the nine months ended September 30, 2009, compared with $760.5 million in the same period in 2008. The decrease was driven by a decrease in TIC equity raised and private client wealth management, partially offset by an increase in equity raised by the Company’s public non-traded REITs. During the nine months ended September 30, 2009, the Company’s public non-traded REIT programs raised $518.0 million, an increase of 30.8% from the $396.1 million equity raised in the same period in 2008. The Company’s TIC 1031 exchange programs raised $13.0 million in equity during the nine months ended September 30, 2009, compared with $152.9 million in the same period in 2008. The decrease in TIC equity raised for the nine months ended September 30, 2009 reflects the continued decline in current market conditions.
Acquisition and loan fees decreased approximately $23.1 million, or 75.5%, to approximately $7.5 million for the nine months ended September 30, 2009, compared to approximately $30.5 million for the same period in 2008. The decrease in acquisition fees was primarily attributed to a decrease of $12.2 million in fees earned from the Company’s non-traded REIT programs, a decrease in fees from the Private Client Management platform, formerly known as Wealth Management, of $4.4 million, and a decrease of $6.5 million in fees from the TIC programs. During the nine months ended September 30, 2009, the Company acquired 6 properties on behalf of its sponsored programs for an approximate aggregate total of $240.3 million, compared to 46 properties for an approximate aggregate total of $1.0 billion during the same period in 2008.
Disposition fees decreased approximately $4.6 million, or 100%, to zero for the nine months ended September 30, 2009, compared to approximately $4.6 million for the same period in 2008. Offsetting the disposition fees during the nine months ended September 30, 2008 was approximately $1.2 million of amortization of identified intangible contract rights associated with the acquisition of Realty as they represent the right to future disposition fees of a portfolio of real properties under contract. No amortization of identified intangible contract rights was recorded for the nine months ended September 30, 2009 because no disposition fees were recorded.
Captive management decreased approximately $3.5 million or 12.4% to $24.9 million for the nine months ended September 30, 2009 which primarily reflects an increase in the deferral of fees.
Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to the Company’s TIC programs. Rental revenue also includes revenue from two properties held for investment.
Operating Expense Overview
The Company’s operating expense of $480.1 million for the nine months ended September 30, 2009 a decrease of $53.8 million compared to the same period in 2008. The Company recognized real estate impairments of $16.6 million during the nine months ended September 30, 2009, a decrease of $18.2 million compared to real estate impairments of $34.8 million in the same period of 2008. In addition, compensation costs decreased $23.4 million due to lower commissions paid and synergies created as a result of the Merger and merger related costs decreased $9.3 million. Depreciation and amortization expense decreased $5.3 million when compared to the prior period primarily due to depreciation charges related to two properties held for investment in 2008 and 2009. Partially offsetting the overall decrease was an increase in interest expense of $2.6 million for the nine months ended September 30, 2009.

Compensation Costs
Compensation costs decreased approximately $23.4 million, or 6.4%, to $342.1 million for the nine months ended September 30, 2009, compared to approximately $365.5 million for the same period in 2008 due to a decrease in commissions paid of approximately $32.6 million related to the Transactions Services portfolio as a result of decrease in activity and a decrease of approximately $5.1 million primarily related to the Investment Management business as a result of a reduction in headcount and decreases in salaries partially offset by an increase of $14.3 million as a result of an increase in reimbursable salaries, wages and benefits due to the growth in the Management Services portfolio.
General and Administrative
General and administrative expense decreased approximately $1.5 million, or 1.8%, to $82.9 million for the nine months ended September 30, 2009, compared to approximately $84.4 million for the same period in 2008. The decrease reflects an increase of approximately $5.1 million in bad debt expense which is offset by decreases in items related to management’s cost saving efforts.
General and administrative expense was 21.5% of total revenue for the nine months ended September 30, 2009, compared with 18.0% for the same period in 2008.
Depreciation and Amortization
Depreciation and amortization expense decreased approximately $5.3 million, or 38.9%, to $8.4 million for the nine months ended September 30, 2009, compared to approximately $13.7 million for the same period in 2008. The decrease is primarily due to two properties the Company held for investment as of September 30, 2009. One of these properties was held for sale through June 30, 2009 and the other was held for sale through September 30, 2009. In accordance with the provisions of Property, Plant, and Equipment Topic, management determined that the carrying value of each property, before each property was classified as held for investment (adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment) was greater than the carrying value net of selling costs, of the property at the date of the subsequent decision not to sell. Therefore, the Company made no additional adjustments to the carrying value of the asset as of September 30, 2009 and no depreciation expense was recorded during the period each property was held for sale. Included in depreciation and amortization expense was $2.4 million for amortization of other identified intangible assets.
Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to the Company’s TIC programs. Rental expense also includes expense from two properties held for investment.
Interest Expense
Interest expense increased approximately $2.6 million, or 25.8%, to $12.5 million for the nine months ended September 30, 2009, compared to $9.9 million for the same period in 2008. The increase in interest expense includes $1.5 million related to the reimbursement of mezzanine interest costs on certain TIC programs. In addition, interest costs related to the Credit Facility reflect an increase of $483,000 due to additional borrowings, an increase in the interest rate to LIBOR plus 800 basis points from LIBOR plus 300 basis points as a result of the 3 rd amendment to the Credit Facility and an increase of $368,000 related to the write off of loan fees related to the Credit Facility.
Real Estate Related Impairments
The Company recognized impairment charges of approximately $16.6 million during the nine months ended September 30, 2009, which includes $9.8 million related to certain unconsolidated real estate investments and $6.8 million related to property held for investment as of September 30, 2009. Impairment charges of $10.2 million were recognized against the carrying value of the investments and charges of $6.4 million were recorded as an other contingent liability related to commitments associated with certain of the Company’s TIC programs during the nine months ended September 30, 2009. In addition, the Company recognized approximately $1.8 million related to two properties sold during the nine months ended September 30, 2009, for which the net income (loss) of the properties are classified as discontinued operations. See Discontinued Operations discussion below. The Company recognized an impairment charge of approximately $34.8 million during the nine months ended September 30, 2008. The impairment charge was recognized against the carrying value of the investments as of September 30, 2008.

Discontinued Operations
In accordance with the requirements of the Property, Plant, and Equipment Topic, for the nine months ended September 30, 2009 and 2008, discontinued operations included the results of operations of four properties and one limited liability company (“LLC”) entity classified as held for sale during the period. The net loss of $1.0 million during the nine months ended September 30, 2009 includes approximately $626,000 in loss on sale, net of taxes, related to the sale of the Danbury Property on June 3, 2009 and $1.8 million of real estate related impairments.
Income Tax
The Company recognized a tax expense of approximately $587,000 for the nine months ended September 30, 2009, compared to a tax benefit of $23.1 million for the same period in 2008. The net $23.7 million increase in tax expense was primarily a result of the $36.4 million valuation allowance recorded against continuing operations to offset tax benefits from the impairment of real estate held for sale recorded in discontinued operations during the nine months ended September 30, 2009 as compared to the same period in 2008. For the nine months ended September 30, 2009 and September 30, 2008, the reported effective income tax rates were (0.613%) and 29.39%, respectively. The change in the effective tax rate is primarily due to the impact of the $36.4 million valuation allowance. (See Note 19 of Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, the Company recognized a net loss of $95.7 million, or $1.51 per diluted share, for the nine months ended September 30, 2009, compared to a net loss of $68.0 million, or $1.07 per diluted share, for the same period in 2008.
Liquidity and Capital Resources
As of September 30, 2009, cash and cash equivalents decreased by approximately $23.5 million, from a cash balance of $33.0 million as of December 31, 2008. The Company’s operating activities used net cash of $29.1 million, reflecting decreased in accounts receivable and prepaid assets of $17.2 million and payments of net operating liabilities totaling $6.5 million. Other operating activities used net cash totaling $39.8 million. Investing activities provided net cash of $81.2 million primarily as a result of the sale of two properties during the nine months ended September 30, 2009. Financing activities used net cash of $75.7 million primarily from principal repayments on notes payable of $79.2 million primarily related to two properties sold during the nine months ended September 30, 2009 offset by net contributions from noncontrolling interests of $4.1 million. The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its long-term liquidity needs, which may include principal repayments of debt obligations, investments in various real estate investor programs and institutional funds and capital expenditures, through current and retained cash flow earnings, the sale of real estate properties, additional long-term secured and unsecured borrowings and proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. As of September 30, 2009, the Company had $63.0 million outstanding under the Credit Facility.
On December 7, 2007, the Company entered into a $75.0 million credit agreement by and among the Company, the guarantors named therein, and the financial institutions defined therein as lender parties, with Deutsche Bank Trust Company Americas, as lender and administrative agent (the “Credit Facility”). The Company was restricted to solely use the line of credit for investments, acquisitions, working capital, equity interest repurchase or exchange, and other general corporate purposes. The line bore interest at either the prime rate or LIBOR based rates, as the Company may choose on each of its borrowings, plus an applicable margin ranging from 1.50% to 2.50% based on the Company’s Debt/Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio as defined in the credit agreement.
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

On November 4, 2008, the Company amended its Credit Agreement (the “Second Letter Amendment”). The effective date of the Second Letter Amendment is September 30, 2008. (Certain capitalized terms set forth below that are not otherwise defined herein have the meaning ascribed to them in the Credit Facility, as amended.
The Second Letter Amendment, among other things, a) reduced the amount available under the Credit Facility from $75.0 million to $50.0 million by providing that no advances or letters of credit shall be made available to the Company after September 30, 2008 until such time as borrowings have been reduced to less than $50.0 million; b) provided that 100% of any net cash proceeds from the sale of certain real estate assets required to be sold by the Company shall permanently reduce the Revolving Credit Commitments, provided that the Revolving Credit Commitments shall not be reduced to less than $50.0 million by reason of the operation of such asset sales; and c) modified the interest rate incurred on borrowings by increasing the applicable margins by 100 basis points and by providing for an interest rate floor for any prime rate related borrowings.
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
As of September 30, 2008, the Company was not in compliance with certain of its financial covenants related to EBITDA. As a result, part of the Second Letter Amendment included a provision to modify selected covenants. The Company was not in compliance with certain debt covenants as of March 31, 2009, all of which were effectively cured as of such date by the Third Amendment to the Credit Facility described below. As a consequence of the foregoing, and certain provisions of the Third Amendment, the $63.0 million outstanding under the Credit Facility has been classified as a current liability as of September 30, 2009.
On May 20, 2009, the Company further amended its Credit Facility by entering into the Third Amendment. The Third Amendment, among other things, bifurcated the existing credit facility into two revolving credit facilities, (i) a $38,000,000 Revolving Credit A Facility which was deemed fully funded as of the date of the Third Amendment, and (ii) a $29,289,245 Revolving Credit B Facility, comprised of revolving credit advances in the aggregate of $25,000,000 which were deemed fully funded as of the date of the Third Amendment and letters of credit advances in the aggregate amount of $4,289,245 which are issued and outstanding as of the date of the Third Amendment. The Third Amendment required the Company to draw down $4,289,245 under the Revolving Credit B Facility on the date of the Third Amendment and deposit such funds in a cash collateral account to cash collateralize outstanding letters of credit under the Credit Facility and eliminated the swingline features of the Credit Facility and the Company’s ability to cause the lenders to issue any additional letters of credit. In addition, the Third Amendment also changes the termination date of the Credit Facility from December 7, 2010 to March 31, 2010 and modified the interest rate incurred on borrowings by initially increasing the applicable margin by 450 basis points (or to 7.00% on prime rate loans and 8.00% on LIBOR based loans).
The Third Amendment also eliminated specific financial covenants, and in its place, the Company was required to comply with the approved budget, that has been agreed to by the Company and the lenders, subject to agreed upon variances. The approved budget related solely to the 2009 fiscal year (the “Budget”). The Budget was the Company’s operating cash flow budget, and encompassed all aspects of typical operating cash flows including revenues, fees and expenses, and such working capital components as receivables and accounts payables, taxes, debt service and any other identifiable cash flow items. Pursuant to the Budget, the Company was required to stay within certain variance parameters with respect to cumulative cash flow for the remainder of the 2009 year to remain in compliance with the Credit Facility. The Company was also required under the Third Amendment to effect the Recapitalization Plan, on or before September 30, 2009 and in connection therewith to effect the Partial Prepayment of the Revolving A Credit Facility. In the event the Company failed to effect the Recapitalization Plan and in connection therewith to reduce the Revolving Credit A Credit Facility by the Partial Prepayment amount, the (i) lenders would have had the right commencing on October 1, 2009, to exercise the Warrants, for nominal consideration, to purchase common stock of the Company equal to 15% of the common stock of the Company on a fully diluted basis as of such date, subject to adjustment, (ii) the applicable margin automatically increased to 11% on prime rate loans and increased to 12% on LIBOR based loans, (iii) the Company was required to amortize an aggregate of $10 million of the Revolving Credit A Facility in three (3) equal installments on the first business day of each of the last three (3) months of 2009, (iv) the Company was obligated to submit a revised budget by October 1, 2009, (v) the Credit Facility would have terminated on January 15, 2010, and (vi) no further advances were available to be drawn under the Credit Facility.

In the event the Company effected the Recapitalization Plan and the Partial Prepayment amount on or prior to September 30, 2009, the Warrants would have automatically expired and not become exercisable, the applicable margin would have automatically been reduced to 3% on prime rate loans and 4% on LIBOR based loans and the Company had the right, subject to the requisite approval of the lenders, to seek an extension to extend the term of the Credit Facility to January 5, 2011, provided the Company also paid a fee of .25% of the then outstanding commitments under the Credit Facility. The Company calculated the initial fair value of the Warrants to be $534,000 and has recorded such amount in stockholders’ equity with a corresponding debt discount to the line of credit balance. Such debt discount amount will be amortized into interest expense over the remaining term of the Credit Facility. As of September 30, 2009, the net debt discount balance was $291,000 and is included in the current portion of line of credit in the accompanying consolidated balance sheet.
As a result of the Third Amendment the Company was required to prepay Revolving Credit A Advances (and to the extent the Revolving Credit A Facility shall be reduced to zero, prepay outstanding Revolving Credit B Advances) in an amount equal to 100% (or, after the Revolving Credit A Advances are reduced by at least the Partial Prepayment amount, in an amount equal to 50%) of Net Cash Proceeds (as defined in the Credit Agreement) from:
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
The Third Amendment required the Company to use its commercially reasonable best efforts to sell four other commercial properties, including the two remaining GERA Properties, by September 30, 2009. The Company’s Line of Credit is secured by substantially all of the assets of the Company.
On September 30, 2009, the Company further amended its Credit Facility by entering into the First Credit Facility Letter Amendment. The First Credit Facility Letter Amendment, among other things, modified and provided the Company an extension from September 30, 2009 to November 30, 2009 (the “Extension”) to (i) effect its Recapitalization Plan and in connection therewith to effect a prepayment of at least seventy two (72%) percent of the Revolving Credit A Advances (as defined in the Credit Facility), and (ii) sell four commercial properties, including the two real estate assets the Company had previously acquired on behalf of Grubb & Ellis Realty Advisors, Inc.
The First Credit Facility Letter Amendment also granted the Company a one-time right, exercisable by November 30, 2009, to prepay the Credit Facility in full for a reduced principal amount equal to approximately 65% of the aggregate principal amount of the Credit Facility then outstanding (the “Discount Prepayment Option”).
In connection with the Extension, the warrant agreement was also amended to extend from October 1, 2009 to December 1, 2009, the time when the Warrants are first exercisable by its holders.
The First Credit Facility Letter Amendment also granted a one-time waiver from the covenant requiring all proceeds of sales of equity or debt securities to be applied to pay down the Credit Facility to facilitate the sale by the Company to an affiliate of the Company’s largest stockholder and Chairman of the Board of Directors of the Company, $5.0 million of subordinated debt or equity securities of the Company (the “Permitted Placement”) so long as (i) the Permitted Placement is junior, subject and subordinate to the Credit Facility, (ii) the net proceeds of the Permitted Placement are placed into an account with the lender, (iii) the disbursement of the funds in such account is in accordance with the approved budget that has been agreed to by the Company and the ledners, (iv) that the lenders be granted a security interest in the net proceeds of the Permitted Placement, and (v) the Permitted Placement is otherwise satisfactory to the Lenders. In addition, if the Permitted Placement is in the form of subordinated debt, the Company and the entity making the $5.0 million loan are required to enter into a subordination agreement with the lenders.

Finally, the First Credit Facility Letter Amendment also provided that $4.3 million that was deposited in a cash collateral account to cash collateralize outstanding letters of credit under the Credit Facility would instead be used to pay down the Credit Facility.
The Company’s Credit Facility is secured by substantially all of the Company’s assets. The outstanding balance on the Credit Facility was $63.0 million as of September 30, 2009 and December 31, 2008 and carried a weighted average interest rate of 8.37% and 4.51%, respectively.
On November 6, 2009, a portion of proceeds from the offering of preferred stock (see Note 20) were used to pay in full borrowings under the Credit Facility then outstanding of $66.8 million for a reduced amount equal to $43.4 million and the Credit Facility was terminated.
In connection with the Merger, the Company announced its intention to pay a $0.41 per share dividend per annum, which equates to approximately $26.5 million on an annual basis. The Company declared and paid such dividends for holders of records at the end of each of the first and second calendar quarters of 2008. On July 11, 2008, the Company’s Board of Directors approved the suspension of future dividend payments. In addition, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $25 million of its common stock through the end of 2009. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2009.
The Credit Facility restricted our ability to operate outside of the approved budget without the permission of the requisite majority of lenders, and the failure to operate within the approved budget by more than the greater of $1,500,000 or 15% on a cumulative basis for more than three consecutive weeks would, absent the requisite approval, result in an event of default of the Credit Facility and make the entire balance due and payable. In addition, we were required to remit Net Cash Proceeds from the sale of assets including real estate assets to repay advances under the Credit Facility and pursue additional sources of capital in accordance with the Recapitalization Plan. The Company’s Credit Facility required the Company to implement the Recapitalization Plan and complete each step provided in the Recapitalization Plan by the dates set for such completion. In the event the Company was unable to effect the Partial Prepayment in connection with the Recapitalization Plan by September 30, 2009, the Company was required to amortize $10 million of the Revolving Credit A Facility in three equal installments on the first business day of each of the last three months of 2009 and the entire Credit Facility would become due and payable on January 15, 2010. In addition, the Company would not have access to any further advances under the Revolving Credit B Facility which would greatly reduce the Company’s liquidity. All of these demands put the Company’s liquidity and financial resources at risk.
On October 2, 2009, the Company effected the Permitted Placement (see Note 11) and issued a $5.0 million senior subordinated convertible note (the “Note”) to Kojaian Management Corporation. The Note (i) bears interest at twelve percent (12%) per annum, (ii) is co-terminous with the term of the Credit Facility (including if the Credit Facility is terminated pursuant to the Discount Prepayment Option), (iii) is unsecured and fully subordinate to the Credit Facility, and (iv) in the event the Company issues or sells equity securities in connection with or pursuant to a transaction with a non-affiliate of the Company while the Note is outstanding, at the option of the holder of the Note, the principal amount of the Note then outstanding is convertible into those equity securities of the Company issued or sold in such non-affiliate transaction. In connection with the issuance of the Note, Kojaian Management Corporation, the lenders to the Credit Facility and the Company entered into a subordination agreement (the “Subordination Agreement”). The Permitted Placement was a transaction by the Company not involving a public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended (“the Securities Act”).
On November 6, 2009, the Company completed the private placement of 900,000 shares of 12% cumulative participating perpetual convertible preferred stock, par value $0.01 per share (“Preferred Stock”), to qualified institutional buyers and other accredited investors. In conjunction with the offering, the entire $5.0 million principal balance of the Note was converted into the Preferred Stock at the offering price and the holder of the Note received accrued interest if approximately $57,000. In addition, the holder of the Note also purchased an additional $5 million of preferred stock at the offering price. The Company also granted the initial purchaser a 45-day option to purchase up to an additional 100,000 shares of Preferred Stock.
As previously disclosed, among other things with respect to the Preferred Stock offering, in the Current Report on Form 8-K filed by the Company on October 26, 2009, the Preferred Stock was offered in reliance on exemptions from the registration requirements of the Securities Act that apply to offers and sales of securities that do not involve a public offering. As such, the Preferred Stock was offered and will be sold only to (i) “qualified institutional buyers” (as defined in Rule 144A under the Securities Act), (ii) to a limited number of institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) of the Securities Act), and (iii) to a limited number of individual “accredited investors” (as defined in Rule 501(a)(4), (5) or (6) of the Securities Act).

As previously disclosed, among other things with respect to the Preferred Stock offering, in the Current Report on Form 8-K filed by the Company on November 11, 2009, upon the closing of the sale of the $90 million of Preferred Stock, the Company received cash proceeds of approximately $85.0 million after giving effect to the conversion of the Note and after deducting the initial purchaser’s discounts and certain offering expenses and giving effect to the conversion of the subordinated note. A portion of proceeds were used to pay in full borrowings under the Credit Facility then outstanding of $66.8 million for a reduced amount equal to $43.4 million, with the balance of the proceeds to be used for working capital purposes.
The Certificate of Designations with respect to the Preferred Stock provides, among other things, that upon the closing of the Offering, each share of Preferred Stock is initially convertible, at the holder’s option, into the Company’s common stock, par value $.01 per share (the “Common Stock”) at a conversion rate of 31.322 shares of Common Stock for each share of Preferred Stock. If the Company’s Certificate of Incorporation is amended to increase the number of authorized shares (as more fully discussed in the immediately following paragraph), the Preferred Stock will be convertible, at the holder’s option, into Common Stock at a conversion rate of 60.606 shares of Common Stock for each share of Preferred Stock, which represents a conversion price of approximately $1.65 per share of Common Stock, and a 10.0% premium to the closing price of the Common Stock on October 22, 2009.
The Company has agreed to seek as soon as practicable the approval of the stockholders holding at least a majority of the shares of the Common Stock voting separately as a class, and a majority of all shares of the Company’s Common Stock entitled to vote as a single class, which includes the Common Stock issuable upon the conversion of the Preferred Stock, to amend the Company’s Certificate of Incorporation to increase the Company’s authorized capital stock to 220,000,000 shares of capital stock, 200,000,000 of which shall be Common Stock and 20,000,000 of which shall be preferred stock issuable in one or more series or classes, and to permit the election by the holders of the Preferred Stock of two (2) directors in the event that the Company is in arrears with respect to the Company’s Preferred Stock for six or more quarters. If such amendment is not effective prior to 120 days after the date the Company first issues the Preferred Stock, (i) holders of Preferred Stock may require the Company to repurchase all, or a specified whole number, of their Preferred Stock at a repurchase price equal to 110% of the sum of the initial liquidation preference plus accumulated but unpaid dividends, and (ii) the annual dividend rate with respect to the Preferred Stock will increase by two percent (2%); provided, however, holders of Preferred Stock who do not vote in favor of the amendment will not be able to exercise such repurchase right, or be entitled to such two percent (2%) dividend increase.
The terms of the Preferred Stock provide for cumulative dividends from and including the date of original issuance in the amount of $12.00 per share each year. Dividends on the Preferred Stock will be payable when, as and if declared, quarterly in arrears, on March 31, June 30, September 30 and December 31, beginning on December 31, 2009. In addition, in the event of any cash distribution to holders of the Common Stock, holders of Preferred Stock will be entitled to participate in such distribution as if such holders had converted their shares of Preferred Stock into Common Stock.
If the Company fails to pay the quarterly Preferred Stock dividend in full for two consecutive quarters, the dividend rate will automatically be increased by .50% of the initial liquidation preference per share per quarter (up to a maximum amount of increase of 2% of the initial liquidation preference per share) until cumulative dividends have been paid in full. In addition, subject to certain limitations, in the event the dividends on the Preferred Stock are in arrears for six or more quarters, whether or not consecutive, subject to the passage of the amendment to the Company’s Certificate of Incorporation discussed above, holders representing a majority of the shares of Preferred Stock voting together as a class with holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable will be entitled to nominate and vote for the election of two additional directors to serve on the board of directors until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred or are exercisable have been paid or declared and a sum sufficient for payment has been set aside therefore.
During the six month period following the closing of the Offering, if the Company issues any securities, other than certain permitted issuances, and the price per share of the Common Stock (or the equivalent for securities convertible into or exchangeable for Common Stock) is less than the then current conversion price of the Preferred Stock, the conversion price will be reduced pursuant to a weighted average anti-dilution formula.
Holders of Preferred Stock may require the Company to repurchase all, or a specified whole number, of their Preferred Stock upon the occurrence of a “Fundamental Change” (as defined in the Certificate of Designations) with respect to any Fundamental Change that occurs (i) prior to November 15, 2014, at a repurchase price equal to 110% of the sum of the initial liquidation preference plus accumulated but unpaid dividends, and (ii) from November 15, 2014 until prior to November 15, 2019, at a repurchase price equal to 100% of the sum of the initial liquidation preference plus accumulated but unpaid dividends. On or after November 15, 2014, the Company may, at its option, redeem the Preferred Stock, in whole or in part, by paying an amount equal to 110% of the sum of the initial liquidation preference per share plus any accrued and unpaid dividends to and including the date of redemption.

In the event of certain events that constitute a “Change in Control” (as defined in the Certificate of Designations) prior to November 15, 2014, the conversion rate of the Preferred Stock will be subject to increase. The amount of the increase in the applicable conversion rate, if any, will be based on the date in which the Change in Control becomes effective, the price to be paid per share with respect to the Common Stock and the transaction constituting the Change in Control.
The Company has entered into a registration rights agreement (the “Registration Rights Agreement”) with one of the lead investors (and its affiliates) with respect to the shares of Preferred Stock, and the Common Stock issuable upon the conversion of such Preferred Stock, that was acquired by such lead investor (and affiliates) in the Offering. No other purchasers of the Preferred Stock in the Offering will have the right to have their shares of Preferred Stock, or shares of Common Stock issuable upon conversion of such Preferred Stock, registered. In addition, subject to certain limitations, the lead investor who acquired the registration rights also has certain preemptive rights in the event the Company issues for cash consideration any Common Stock or any securities convertible into or exchangeable for Common Stock (or any rights, warrants or options to purchase any such Common Stock) during the six-month period subsequent to the closing of the Offering. Such preemptive right is intended to permit such lead investor to maintain its pro rata ownership of the Preferred Stock acquired in the Offering.
Holders of the Preferred Stock are entitled to voting rights equal to the number of shares of Common Stock into which the Preferred Stock is convertible, on an “as if” converted basis, except as otherwise provided by law. The holders of the Preferred Stock vote together with the holders of Common Stock as one class on all matters on which holders of Common Stock vote, and vote as a separate class with respect to certain matters.
Upon any liquidation, dissolution or winding up of the Company, holders of the Preferred Stock will be entitled, prior to any distribution to holders of any securities ranking junior to the Preferred Stock, including but not limited to the Common Stock, and on a pro rata basis with other preferred stock of equal ranking, a cash liquidation preference equal to the greater of (i) 110% of the sum of the initial liquidation preference per share plus accrued and unpaid dividends thereon, if any, from November 6, 2009, the date of the closing of the Offering, and (ii) an amount equal to the distribution amount each holder of Preferred Stock would have received had all shares of Preferred Stock been converted to Common Stock.
Pursuant to the overallotment option of up to 100,000 shares of Preferred Stock granted to the initial purchaser in the Company’s $90 million offering of Preferred Stock to various qualified institutional buyers and accredited investors, as previously disclosed in a Current Report on Form 8-K, as filed on each of October 26, 2009 and November 11, 2009, the Company effected the sale of a portion of the overallotment option on November 13, 2009 of an aggregate of 14,350 shares of Preferred Stock for net proceeds of approximately $1.4 million.
This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of the Preferred Stock in any state in which the offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.
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
The Company deferred revenues relating to these agreements of $86,000 and $246,000 for the three months ended September 30, 2009 and 2008, respectively. The Company deferred revenues relating to these agreements of $281,000 and $492,000 for the nine months ended September 30, 2009 and 2008, respectively. Additional losses of $14.3 million and $4.5 million related to these agreements were recorded during the quarter ended December 31, 2008 and during the nine months ended September 30, 2009, respectively, to reflect the impairment in value of properties underlying the agreements with investors. As of September 30, 2009, the Company had recorded liabilities totaling $22.6 million related to such agreements, consisting of $3.8 million of cumulative deferred revenues and $18.8 million of additional losses related to these agreements.

Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of September 30, 2009, there were 147 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, each consolidated VIE is joint and severally liable, along with the other investors in each relative TIC, on the non-recourse mortgage debt related to the VIE’s interests in the relative TIC investment. This non-recourse mortgage debt totaled $277.2 million and $277.8 million as of September 30, 2009 and December 31, 2008, respectively.
The Company’s guarantees consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(In thousands)	2009	2008
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,438,375	$3,414,433
Non-recourse/carve-out guarantees of the Company’s debt(1)	$107,000	$107,000
Recourse guarantees of debt of properties under management	$39,717	$42,426
Recourse guarantees of the Company’s debt	$10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property. While there is not a standard document evidencing these guarantees, liability under the non-recourse carve-out guarantees generally may be triggered by, among other things, any or all of the following:
•	a voluntary bankruptcy or similar insolvency proceeding of any borrower;

•	a “transfer” of the property or any interest therein in violation of the loan documents;

•	a violation by any borrower of the special purpose entity requirements set forth in the loan documents;

•	any fraud or material misrepresentation by any borrower or any guarantor in connection with the loan;

•	the gross negligence or willful misconduct by any borrower in connection with the property, the loan or any obligation under the loan documents;

•	the misapplication, misappropriation or conversion of (i) any rents, security deposits, proceeds or other funds, (ii) any insurance proceeds paid by reason of any loss, damage or destruction to the property, and (iii) any awards or other amounts received in connection with the condemnation of all or a portion of the property;

•	any waste of the property caused by acts or omissions of borrower of the removal or disposal of any portion of the property after an event of default under the loan documents; and

•	the breach of any obligations set forth in an environmental or hazardous substances indemnification agreement from borrower.
Certain violations (typically the first three listed above) render the entire debt balance recourse to the guarantor regardless of the actual damage incurred by lender, while the liability for other violations is limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees. Generally the guarantor irrevocably and unconditionally guarantees to the lender the payment and performance of the guaranteed obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor covenants and agrees that it is liable for the guaranteed obligations as a primary obligor. As of September 30, 2009, to the best of the Company’s knowledge, there is no amount of debt owed by the Company as a result of the borrowers engaging in prohibited acts.

Management initially evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of the Guarantees Topic. Any such liabilities were insignificant as of September 30, 2009 and December 31, 2008. In addition, on an ongoing basis, the Company evaluates the need to record additional liability in accordance with the requirements of the Contingencies Topic. As of September 30, 2009 and December 31, 2008, the Company had recourse guarantees of $39.7 million and $42.4 million, respectively, relating to debt of properties under management. As of September 30, 2009, approximately $21.3 million of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In evaluating the potential liability relating to such guarantees, the Company considers factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of September 30, 2009 and December 31, 2008, the Company recorded a liability of $5.2 million and $9.1 million, respectively, related to its estimate of probable loss related to recourse guarantees of debt of properties under management which matured in January and April 2009.
Investment Program Commitments — During June and July 2009, the Company revised the offering terms related to certain investment programs which it sponsors, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. The company recorded a liability for future funding commitments as of September 30, 2009 for these unconsolidated VIEs totaling $1.4 million to fund TIC Program reserves.
Deferred Compensation Plan — During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of September 30, 2009 and December 31, 2008, $2.6 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of September 30, 2009 and December 31, 2008 have recorded the cash surrender value of the policies of $1.0 million and $1.1 million, respectively, in Prepaid expenses and other assets.
In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of September 30, 2009 and December 31, 2008, the Company awarded an aggregate of 6.0 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $23.3 million and $22.5 million, respectively. As of September 30, 2009, an aggregate of 5.7 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. The Company accounts for additional compensation relating to the “guarantee’ portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Derivatives — The Company’s credit facility debt obligations are floating rate obligations whose interest rate and related monthly interest payments vary with the movement in LIBOR and/or prime lending rates. As of September 30, 2009 and December 31, 2008, the outstanding principal balance on the credit facility totaled $63.0 million and on the mortgage loan debt obligations totaled $138.6 million and $216.0 million, respectively. Since interest payments on any future obligation will increase if interest rate markets rise, or decrease if interest rate markets decline, the Company will be subject to cash flow risk related to these debt instruments. In order to mitigate this risk, the terms of the Company’s amended credit agreement require the Company to maintain interest rate hedge agreements against 50 percent of all variable interest rate debt obligations. To fulfill this requirement, the Company held two interest rate cap agreements with Deutsche Bank AG, which provide for quarterly payments to the Company equal to the variable interest amount paid by the Company in excess of 6.00% of the underlying notional amounts. These rate cap agreements expired in April 2009. In addition, the terms of certain mortgage loan agreements require the Company to purchase two-year interest rate caps on 30-day LIBOR with a LIBOR strike price of 6.00%, thereby locking the maximum interest rate on borrowings under the mortgage loans at 7.70% for the initial two year term of the mortgage loans.
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

Additionally, the Company’s earnings are affected by changes in short-term interest rates as a result of the variable interest rate incurred on the portion of the outstanding mortgages on its real estate held for sale. As of September 30, 2009 and December 31, 2008, the outstanding principal balance on these variable rate debt obligations was $31.6 million and $108.7 million, respectively, with a weighted average interest rate of 6.00% and 3.78% per annum, respectively. Since interest payments on these obligations will increase if interest rates rise, or decrease if interest rates decline, the Company is subject to cash flow risk related to these debt instruments. As of September 30, 2009, a 0.50% increase in interest rates would not have increased the Company’s overall annual interest expense since the Company’s variable rate mortgage debt has a minimum interest rate of 6.00% and is based on LIBOR plus an applicable margin and a 0.50% increase in LIBOR plus the applicable margin would not have exceeded the minimum interest rate of 6.00% in effect as of September 30, 2009. As of December 31, 2008, for example, a 0.50% increase in interest rates would have increased the Company’s overall annual interest expense by approximately $390,000, or 3.67%. This sensitivity analysis contains certain simplifying assumptions, for example, it does not consider the impact of changes in prepayment risk.
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
Material Weakness Previously Disclosed
During the first nine months of 2009, there has been an ongoing focus on the remediation activities to address the material weaknesses in disclosure and financial reporting controls reported in the 2008 Form 10-K/A. As previously reported, because many of the remedial actions undertaken were very recent and related, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these remedial actions for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been eliminated.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, we carried out an evaluation, under the supervision of our interim principal executive officer (Interim CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been fully remediated as of the end of the period covered by this Quarterly Report, our Interim CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.
Changes in Internal Controls over Financial Reporting
Other than the remediation activities noted above, there were no changes to the Company’s controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II
OTHER INFORMATION 1

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Deferred Compensation Plan — During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of September 30, 2009 and December 31, 2008, $2.6 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of September 30, 2009 and December 31, 2008 have recorded the cash surrender value of the policies of $1.0 million and $1.1 million, respectively, in Prepaid expenses and other assets.

In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of September 30, 2009 and December 31, 2008, the Company awarded an aggregate of 6.0 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $23.3 million and $22.5 million, respectively. On September 30, 2009, an aggregate of 5.7 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.
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
Pursuant to the overallotment option of up to 100,000 shares of Preferred Stock granted to the initial purchaser in connection with the Company’s 90,000,000 Preferred Stock offering, on November 13, 2009 the Company effected the sale of a portion of the overallotment option and sold an aggregate of 14,350 shares of Preferred Stock for net proceeds of approximately $1.4 million. The Company will use the net proceeds for working capital purposes.

Item 5.	Other Information.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
On November 9, 2009, the Company announced that Thomas P. D’Arcy will join the Company as president, chief executive officer and a member of the board of directors, effective November 16, 2009 (the “Effective Date”).
The Company and Mr. D’Arcy entered into a three-year Employment Agreement, commencing on the Effective Date (the “Employment Agreement”), pursuant to which Mr. D’Arcy will serve as the Company’s President and Chief Executive Officer. The term of the Employment Agreement is subject to successive one (1) year extensions unless either party advises the other to the contrary at least ninety (90) days prior to the then expiration of the then current term. Pursuant to the Employment Agreement, Mr. D’Arcy will be appointed to serve on the Company’s Board of Directors as a Class C Director until the 2010 annual meeting of stockholders, unless prior to such meeting, the Company eliminates its staggered Board, in which event Mr. D’Arcy’s appointment to the Board shall be voted on at the next annual meeting of stockholders. Mr. D’Arcy will be a nominee for election to the Company’s Board of Directors at each subsequent annual meeting of the stockholders for so long as the Employment Agreement remains in effect.
Mr. D’Arcy will receive a base salary of $650,000 per annum. Mr. D’Arcy is entitled to receive target bonus cash compensation of up to 200% of his base salary based upon annual performance goals to be established by the Compensation Committee of the Company. Mr. D’Arcy is guaranteed a cash bonus with respect to the 2010 calendar year of 200% of base salary, but there is no guaranteed bonus with respect to any subsequent year. In addition, there is no cash bonus compensation with respect to the period commencing on the Effective Date and continuing up to and through December 31, 2009.
Commencing with calendar year 2010, at the discretion of the Board, Mr. D’Arcy is also eligible to participate in a performance-based long term incentive plan, consisting of an annual award payable either in cash, restricted shares of Common Stock, or stock options exercisable for shares of Common Stock, as determined by the Compensation Committee. The target for any such long-term incentive award will be $1.2 million per year, subject to ratable, annual vesting over three years. Subject to the provisions of Mr. D’Arcy’s Employment Agreement, an initial long-term incentive award with respect to calendar year 2010 will be granted in the first quarter of 2011 and will vest in equal tranches of 1/3 each commencing on December 31, 2011.
In connection with the entering into of the Employment Agreement, Mr. D’Arcy agreed to purchase $500,000 of the Company’s 12% Cumulative Participating Preferred Convertible Perpetual Preferred Stock (the “Preferred Stock”) which Mr. D’Arcy purchased on November 13, 2009.

On the Effective Date, Mr. D’Arcy will receive a restricted stock award of 2,000,000 restricted shares (the “Restricted Shares”) of the Company’s common stock, par value $.01 per share (the “Common Stock”). One Million (1,000,000) of the Restricted Shares are subject to vesting over three (3) years in equal annual increments of one-third (1/3) each, commencing on the day immediately preceding the one (1) year anniversary of the Effective Date. The other One Million (1,000,000) Restricted Shares are subject to the vesting based upon the market price of the Company’s Common Stock during the initial three (3) year term of the Employment Agreement. Specifically, (i) in the event that for any thirty (30) consecutive trading days the volume weighted average closing price per share of the Common Stock on the exchange or market on which the Company’s shares are publically listed or quoted for trading is at least Three Dollars and Fifty Cents ($3.50), then fifty percent (50%) of such Restricted Shares shall vest, and (ii) in the event that for any thirty (30) consecutive trading days the volume weighted average closing price per share of the Company’s Common Stock on the exchange or market on which the Company’s shares of Common Stock are publically listed or quoted for trading is at least Six Dollars ($6.00), then the remaining fifty (50%) percent of such Restricted Shares shall vest. Vesting with respect to all Restricted Shares is subject to Mr. D’Arcy’s continued employment by the Company, subject to the terms of a Restricted Share Agreement to be entered into by Mr. D’Arcy and the Company on the Effective Date, and other terms and conditions set forth in the Employment Agreement.
Mr. D’Arcy will receive from the Company a one-time cash payment of $35,000 as reimbursement for all of his out-of-pocket transitory relocation expenses. Mr. D’Arcy is also entitled to reimbursement expenses of $100,000 incurred in relocating to the Company’s principal executive offices.
Mr. D’Arcy is also entitled to a professional fee reimbursement of up to $15,000 incurred by Mr. D’Arcy for legal and tax advice in connection with the negotiation and entering into the Employment Agreement.
Mr. D’Arcy is entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties. The Employment Agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnification provisions.
The Employment Agreement is terminable by the Company upon Mr. D’Arcy’s death or incapacity or for Cause (as defined in the Employment Agreement), without any additional compensation other than what has accrued to Mr. D’Arcy as of the date of any such termination, except that in the case of death or incapacity.
In the event that Mr. D’Arcy is terminated without Cause, or if Mr. D’Arcy terminates the agreement for Good Reason (as defined in the Employment Agreement), Mr. D’Arcy is entitled to receive: (i) all monies due to him which right to payment or reimbursement accrued prior to such discharge; (ii) his annual base salary, payable in accordance with the Company’s customary payroll practices for 24 months; (iii) in lieu of any bonus cash compensation for the calendar year of termination, an amount equal to two times Mr. D’Arcy’s bonus cash compensation earned in the calendar year prior to termination, subject to Mr. D’Arcy’s right to receive the guaranteed bonus with respect to the 2010 calendar year regardless when the termination without Cause occurs; (iv) an amount payable monthly, equal to the amount Mr. D’Arcy paid for continuation of health insurance coverage for such month under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”)until the earlier of 18 months from the termination date or when Mr. D’Arcy obtains replacement health coverage from another source; (v) the number of shares of Common Stock or unvested options with respect to any long-term incentive awards granted prior to termination shall immediately vest; and (vi) all Restricted Shares shall automatically vest.
In the event that Mr. D’Arcy is terminated without Cause or resigns for Good Reason (i) within one year after a Change of Control (as defined in the Employment Agreement) or (ii) within three months prior to a Change of Control, in contemplation thereof, Mr. D’Arcy is entitled to receive (a) all monies due to him which right to payment or reimbursement accrued prior to such discharge, (b) two times his base salary payable in accordance with the Company’s customary payroll practices, over a 24-month period, (c) in lieu of any bonus cash compensation for the calendar year of termination, an amount equal to two times his target annual cash bonus earned in the calendar year prior to termination, subject to Mr. D’Arcy’s right to receive the guaranteed bonus with respect to the 2010 calendar year regardless when the termination in connection with a Change of Control occurs, (d) an amount payable monthly, equal to the amount Mr. D’Arcy paid for continuation of health insurance coverage for such month under the COBRA until the earlier of 18 months from the termination date or when Mr. D’Arcy obtains replacement health coverage from another source; (e) the number of shares of Common Stock or unvested options with respect to any long-term incentive awards granted prior to termination shall immediately vest; and (f) the Restricted Shares will automatically vest.
The Company’s payment of any amounts to Mr. D’Arcy upon his termination without Cause, for Good Reason or upon a Change of Control is contingent upon Mr. D’Arcy executing the Company’s then standard form of release.

Mr. D’Arcy, 49, has been since April 2008 and is currently the non-executive chairman of the board of directors of Inland Real Estate Corporation (NYSE: IRC), where he has also been an independent director since 2005. Mr. D’Arcy has over 20 years of experience acquiring, developing and financing all forms of commercial and residential real estate. He is currently a principal in Bayside Realty Partners, a private real estate company focused on acquiring, renovating and developing land and income producing real estate primarily in the New England area. From 2001 to 2003, Mr. D’Arcy was president and chief executive officer of Equity Investment Group, a private real estate company owned by an investor group which included The Government of Singapore, The Carlyle Group and Northwestern Mutual Life Insurance Company. Prior to his tenure with Equity Investment Group, Mr. D’Arcy was the chairman of the board, president and chief executive officer of Bradley Real Estate, Inc., a Boston-based real estate investment trust traded on the NYSE, from 1989 to 2000. Mr. D’Arcy is a graduate of Bates College. There are no family relationships between Mr. D’Arcy and the Company.
The foregoing summary of Mr. D’Arcy’s Employment Agreement does not purport to be complete and is qualified in its entirety by the Employment Agreement, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.	Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

[1]	Items 1A, 3 and 4 are not applicable for the nine months ended September 30, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
/s/ Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 13, 2009

Grubb & Ellis Company
EXHIBIT INDEX
For the quarter ended September 30, 2009

Exhibit
(31†)	Section 302 Certifications
(32†)	Section 906 Certification

†	Filed herewith.