Form 10-Q/A
period 2009-03-31
GRUBB & ELLIS CO
filed 2009-11-19
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 28, 2009 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q solely for the purpose of clarifying certain disclosures in Part I, Item 4 with respect to our evaluation of disclosure controls and procedures.

This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q (including, without limitation, the consummation of our recapitalization plan and our private placement of 12% Cumulative Participating Perpetual Convertible Preferred Stock, as disclosed on our Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 26, 2009 and November 12, 2009) and does not modify or update the disclosure in the Original 10-Q, other than the amendment noted above and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amended 10-Q replaces the Original 10-Q in its entirety.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been fully remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

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

/s/  Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 19, 2009

Grubb & Ellis Company

EXHIBIT INDEX

For the quarter ended March 31, 2009

Exhibit

(31	.1†)	Section 302 Certification of Principal Executive Officer
(31	.2†)	Section 302 Certification of Chief Financial Officer
(32	†)	Section 906 Certification

†	Filed herewith.