Form 10-Q/A
period 2009-06-30
GRUBB & ELLIS CO
filed 2009-11-19
CIK 216039

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

EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 10, 2009 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q solely for the purpose of clarifying certain disclosures in Part I, Item 4 with respect to our evaluation of disclosure controls and procedures.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2009, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been fully remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.
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

GRUBB & ELLIS COMPANY (Registrant)
/s/ Richard W. Pehlke
Richard W. Pehlke
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 19, 2009

Grubb & Ellis Company
EXHIBIT INDEX
For the quarter ended June 30, 2009

Exhibit
(31.1†)	Section 302 Certification of Principal Executive Officer
(31.2†)	Section 302 Certification of Chief Financial Officer
(32†)	Section 906 Certification

†	Filed herewith.