Form 10-Q/A
period 2009-09-30
GRUBB & ELLIS CO
filed 2009-11-19
CIK 216039

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

EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 13, 2009 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q solely for the purpose of (i) correcting a typographical error in Part I, Item 4 with respect to the date of management’s date of evaluation of disclosure controls and procedures to reflect September 30, 2009 and (ii) correcting a typographical error in Part I, Item 2 to reflect the amount of properties acquired on behalf of sponsored programs during the three months ended September 30, 2008 as $209.9 million.
This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosure in the Original 10-Q, other than the corrections noted above and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amended 10-Q replaces the Original 10-Q in its entirety.

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
Acquisition and loan fees decreased approximately $1.8 million, or 28.9%, to approximately $4.5 million for the three months ended September 30, 2009, compared to approximately $6.3 million for the same period in 2008. The quarter-over-quarter decrease in acquisition fees was primarily attributed a decrease of $2.3 million in fees from the TIC programs partially offset by a small increase in fees earned from the Company’s non-traded REIT programs. During the three months ended September 30, 2009, the Company acquired one property on behalf of its sponsored programs for an approximate aggregate total of $162.8 million, compared to six properties for an approximate aggregate total of $209.9 million during the same period in 2008.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2009, we carried out an evaluation, under the supervision of our interim principal executive officer (Interim CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been fully remediated as of the end of the period covered by this Quarterly Report, our Interim CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.
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
Date: November 19, 2009

Grubb & Ellis Company
EXHIBIT INDEX
For the quarter ended September 30, 2009

Exhibit
(10.1)
Employment Agreement entered into as of November 4, 2009, by and between the Registrant and Thomas D’Arcy, effective November 16, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009.

(31.1†)	Section 302 Certification of Principal Executive Officer
(31.2†)	Section 302 Certification of Chief Financial Officer
(32†)	Section 906 Certification

†	Filed herewith.