Form 10-K/A
period 2008-12-31
GRUBB & ELLIS CO
filed 2009-11-20
CIK 216039

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Second Amended 10-K”), amends our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on May 27, 2009 (the “Original 10-K”), as amended on June 1, 2009 (the Original 10-K as amended, (the “Amended 10-K”). This Second Amended 10-K amends the Amended 10-K solely for the purpose of (i) including the opinion of PKF, an independent registered public accounting firm with respect to their audit of Grubb & Ellis Securities, Inc., a wholly-owned subsidiary of the Company and (ii) clarifying certain disclosures with respect to our previously disclosed material weaknesses in internal controls over financial reporting, management’s remediation initiatives with respect to such material weaknesses, and changes in internal control over financial reporting.

This Second Amended 10-K does not reflect events occurring after the filing of the Original 10-K (including, without limitation, the consummation of our recapitalization plan and our private placement of 12% Cumulative Participating Perpetual Convertible Preferred Stock, as disclosed on our Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 26, 2009 and November 12, 2009) and does not modify or update the disclosure in the Original 10-K, other than the amendments noted above, the filing of consents of our independent registered public accounting firms, and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

GRUBB & ELLIS COMPANY
FORM 10-K/A (Amendment No. 2)

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

/s/ Ernst & Young LLP

Irvine, California
May 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.)
Santa Ana, California

We have audited the accompanying statements of financial condition of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.) (the “Company”) (not separately included herein) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California November 19, 2009	/s/ PKF PKF Certified Public Accountants A Professional Corporation

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

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, that creates a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. Management identified certain material weaknesses in December, 2008 that first related to the operations of NNN prior to the Merger. Management has concluded that the following material weaknesses existed at December 31, 2008.

•	The control environment did not adequately address communication of agreements to Legal and Accounting. As a result, the Company failed to identify, appropriately account for, and adequately disclose certain agreements entered into by NNN prior to the Merger.

•	The Company did not maintain internal controls with regard to properly evaluating revenue recognition related to a number of tenant-in-common investment programs.

As part of the post merger restructuring and first year implementation of a Sarbanes-Oxley compliance program, certain control environment enhancements were implemented during the second half of 2008; including a change in senior Finance and Accounting management, hiring of additional qualified Finance and Accounting personnel, and restructuring of the Finance and Accounting function. Management believes that these changes, along with the additional remediation initiatives planned for 2009, will establish a control environment that both adequately and effectively addresses the above noted material weaknesses.

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

Management’s Remediation Initiatives

The Company’s management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its systems of internal control and is taking all necessary steps to address the material weaknesses identified above. The Company’s ongoing efforts to strengthen the control environment related to the communication of, accounting for, and disclosure of agreements include:

•	Implementation of a required Legal and Accounting review prior to execution of investor agreements

•	Enhancement of the executive and senior management certifications to specifically address disclosure and communication of all known agreements

•	Enhancement of management communications to address acceptable transactions and authorization requirements

Post merger control environment enhancements that will contribute to remediating the material weakness in revenue recognition practices include:

•	A change in senior Finance and Accounting management, restructuring of the Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments

•	Updated accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate previously communicated weaknesses and to appropriately account for transactions

We anticipate the actions described above and resulting improvement in controls will generally strengthen our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of December 31, 2008. However, because many of the control environment enhancements we have undertaken are very recent and because they relate, in part, to hiring of additional personnel and many of the controls in our systems of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been eliminated.

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

As the material weaknesses noted above were not identified until December 2008, there were no specific remediation actions during the fourth fiscal quarter of 2008 which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the post merger control environment enhancements noted above that were being implemented to support compliance with the Sarbanes-Oxley Act of 2002.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls that were not operating effectively and therefore failed to identify, adequately disclose and appropriately account for letter agreements relating to tenant-in-common investment programs entered into by NNN Realty Advisors, Inc. prior to the merger. Management also identified a material weakness in controls that were not operating effectively and failed to properly evaluate the revenue recognition relating to a number of other tenancy-in-common investment programs. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Grubb & Ellis Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated May 27, 2009 which expressed an unqualified opinion on those financial statements.

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

10.36	Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of October 31, 2008, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2008.

10.37*	Employment Agreement between NNN Realty Advisors, Inc. and Scott D. Peters incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.38*	Employment Agreement between NNN Realty Advisors, Inc. and Andrea R. Biller incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.39*	Employment Agreement between NNN Realty Advisors, Inc. and Francene LaPoint incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.40	Employment Agreement between NNN Realty Advisors, Inc. and Jeffrey T. Hanson incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.41	Indemnification Agreement dated as of October 23, 2006 between Anthony W. Thompson and NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.42	Indemnification and Escrow Agreement by and among Escrow Agent, NNN Realty Advisors, Inc., Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson, together with Certificate as to Authorized Signatures incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.43*	Form of Indemnification Agreement executed by Andrea R. Biller, Glenn L. Carpenter, Howard H. Greene, Jeffrey T. Hanson, Gary H. Hunt, C. Michael Kojaian, Francene LaPoint, Robert J. McLaughlin, Devin I. Murphy, Robert H. Osbrink, Richard W. Pehlke, Scott D. Peters, Dylan Taylor, Jacob Van Berkel, D. Fleet Wallace and Rodger D. Young. incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.44*	Change of Control Agreement dated December 23, 2008 by and between Dylan Taylor and the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.45*	Change of Control Agreement dated December 23, 2008 by and between Jacob Van Berkel and the Company, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.46	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 8, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.47	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 12, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.48	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 14, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.49	Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 16, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.50	Fifth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 20, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.51	Sixth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 21, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2009.

10.52	Escrow Agreement, dated as of January 22, 2009, by and among Grubb & Ellis Company, Matrix Connecticut, LLC and First American Title Insurance Company, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on January 29, 2009.

10.53	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA 6400 Shafer LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.54	Open-end Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA Danbury LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.55	Letter Agreement by and among Wachovia Bank, National Association, GERA Abrams Centre LLC and GERA 6400 Shafer LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.56	Letter Agreement by and between Wachovia Bank, National Association and GERA Danbury, LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.57	Second Amended and Restated Credit Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.58	Second Amended and Restated Security Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.59	First Letter Amendment, dated as of August 4, 2008, by and among the Registrant, the guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent, the financial institutions identified therein as lender parties, Deutsche Bank Trust Company Americas, as syndication agent, and Deutsche Bank Securities Inc., as sole book running manager and sole lead arranger, incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on August 6, 2008.

10.60	Second Letter Amendment to the Registrant’s senior secured revolving credit facility executed on November 4, 2008, and dated as of September 30, 2008, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

10.61	Third Amended and Restated Credit Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

10.62	Third Amended and Restated Security Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

(14) Code of Ethics

14.1	Amendment to Code of Business Conduct and Ethics of the Registrant, incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2008.

(16) Change in Certifying Accountants

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated December 14, 2007, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2007.

(21)† Subsidiaries of the Registrant

(23)  Consent of Independent Registered Public Accounting Firm

23.1†	Consent of Ernst & Young LLP

23.2†	Consent of Deloitte & Touche LLP

23.3†	Consent of PKF

(31.1)† Section 302 Certification of Principal Executive Officer

(31.2)† Section 302 Certification of Chief Financial Officer

(32)† Section 906 Certification

(99)	Additional Exhibits

99.1	Letter of termination from Grubb &Ellis Realty Advisors, Inc. to the Registrant dated as of February 28, 2008, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2008.

†	Filed herewith.

*	Management contract or compensatory plan arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

GRUBB & ELLIS COMPANY

December 31, 2008

	Balance at	Charged
	Beginning	to		Balance at
	of	Costs and		End
(In thousands)	Period	Expenses	Deductions(1)	of Period

Allowance for accounts receivable
Year Ended December 31, 2008	$1,376	$12,446	$(3,289)	$10,533
Year Ended December 31, 2007	$723	$709	$(56)	$1,376
Year Ended December 31, 2006	$153	$886	$(316)	$723
Allowance for advances and notes receivable
Year Ended December 31, 2008	$1,839	$1,331	$—	$3,170
Year Ended December 31, 2007	$1,400	$451	$(12)	$1,839
Year Ended December 31, 2006	$562	$811	$27	$1,400

(1)	Uncollectible accounts written off, net of recoveries

Schedule III — REAL ESTATE AND ACCUMULATED DEPRECIATION

GRUBB & ELLIS COMPANY

							Maximum
							Life on
							Which
							Depreciation
				Costs			in Latest
	Initial Costs to Company			Capitalized			Income	Gross Amount at Which Carried at December 31, 2008
			Buildings and	Subsequent to	Date	Date	Statement		Buildings and		Accumulated
(In thousands)	Encumbrance	Land	Improvements	Acquisition	Constructed	Acquired	is Computed	Land	Improvements	Total	Depreciation

Properties Held for Sale

Rocky Mountain Exchange (Office)	$411	$1,202	$2,559	$505	1984	6/8/2005	N/A	$396	$1,089	$1,485	$366

Denver, CO 200 Galleria	84,000	7,440	64,591	571	1984	1/31/2007	N/A	5,527	50,276	55,803	4,550

Atlanta, GA The Avallon Complex	53,000	7,748	54,771	628	1986-2001	7/10/2007	N/A	4,765	34,650	39,415	1,968

Austin, TX Danbury Corporate Center	78,000	3,689	58,666	9,427	1981	12/7/2007	N/A	1,008	57,370	58,378	2,634

Danbury, CT Abrams Centre	20,540	3,012	14,650	1,268	1983	12/7/2007	N/A	2,025	11,968	13,993	1,234

Dallas, TX 6400 Shafer	21,961	3,222	16,313	777	1979	12/7/2007	N/A	1,105	8,621	9,726	640

Rosemont, IL

	$257,912	$26,313	$211,550	$13,176				$14,826	$163,974	$178,800	$11,392

(a)	The changes in real estate for the year ended December 31, 2008 are as follows:

(In thousands)
Balance at December 31, 2007	$335,957
Acquisitions	144,162
Additions	12,813
Real estate related impairments	(71,488)
Disposals and deconsolidations	(242,644)

Balance at December 31, 2008	$178,800

(b)	The changes in accumulated depreciation for the year ended December 31, 2007 are as follows:

(In thousands)
Balance at December 31, 2007	$3,781
Additions	7,760
Disposals and deconsolidations	(149)

Balance at December 31, 2008	$11,392

(b)	The changes in real estate for the year ended December 31, 2007 are as follows:

(In thousands)
Balance at December 31, 2006	$44,325
Acquisitions	671,985
Additions	266
Disposals and deconsolidations	(380,619)

Balance at December 31, 2007	$335,957

(b)	The changes in accumulated depreciation for the year ended December 31, 2007 are as follows:

(In thousands)
Balance at December 31, 2006	$230
Additions	3,845
Disposals and deconsolidations	(294)

Balance at December 31, 2007	$3,781

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company (Registrant)

/s/ Richard W. Pehlke	November 20, 2009
Richard W. Pehlke Interim Principal Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Pehlke Richard W. Pehlke	Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	November 20, 2009

/s/ Glenn L. Carpenter Glenn L. Carpenter	Director	November 20, 2009

/s/ Harold H. Greene Harold H. Greene	Director	November 20, 2009

/s/ Gary H. Hunt Gary H. Hunt	Director	November 20, 2009

/s/ C. Michael Kojaian C. Michael Kojaian	Director	November 20, 2009

/s/ Robert J. McLaughlin Robert J. McLaughlin	Director	November 20, 2009

/s/ Devin I. Murphy Devin I. Murphy	Director	November 20, 2009

/s/ D. Fleet Wallace D. Fleet Wallace	Director	November 20, 2009

/s/ Rodger D. Young Rodger D. Young	Director	November 20, 2009