Form 10-K
period 2009-12-31
GRUBB & ELLIS CO
filed 2010-03-16
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $37,936,989 based on the last sales price on June 30, 2009 on the New York Stock Exchange of $0.80 per share for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 11, 2010 was 69,331,879 shares.

GRUBB & ELLIS COMPANY
FORM 10-K

i

GRUBB & ELLIS COMPANY

PART I

Item 1.	Business.

General

Grubb & Ellis Company (“the Company” or “Grubb & Ellis”), a Delaware corporation founded over 50 years ago, is one of the country’s largest and most respected commercial real estate services and investment management firms. The Company offers property owners, corporate occupants and program investors comprehensive integrated real estate solutions, including transactions, management, consulting and investment advisory services supported by proprietary market research and extensive local market expertise.

On December 7, 2007, the Company effected a stock merger (the “Merger”) with NNN Realty Advisors, Inc. (“NNN”), a real estate asset management company and nationally recognized sponsor of public non-traded real estate investment trusts (“REITs”), as well as a sponsor of tenant-in-common (“TIC”) investments and other investment programs. Upon the closing of the Merger, a change of control occurred. The former shareowners of NNN acquired approximately 60% of the Company’s issued and outstanding common stock.

In certain instances throughout this Report phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, Grubb & Ellis prior to the Merger. Similarly, in certain instances throughout this Report the term NNN, “legacy NNN” or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

Business Segment Reporting

The Company currently reports its revenue by three operating business segments in accordance with the provisions of Segment Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”): Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the investment programs it sponsors; Transaction Services, which comprises its real estate brokerage operations; and Investment Management, which includes providing acquisition, financing, disposition and asset management services with respect to its investment programs and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its REIT, TIC and other investment programs. Additional information on these business segments can be found in Note 25 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Management Services

Grubb & Ellis delivers integrated property, facility, asset, construction, business and engineering management services to a host of corporate and institutional clients. The Company offers customized programs that focus on cost-efficient operations and tenant retention.

The Company manages a comprehensive range of properties including headquarters, facilities and class A office space for major corporations, including many Fortune 500 companies. Grubb & Ellis’ skills extend to management of industrial, manufacturing and warehousing facilities as well as data centers and retail outlets for real estate users and investors.

Additionally, Grubb & Ellis provides consulting services, including site selection, feasibility studies, exit strategies, market forecasts, appraisals, strategic planning and research services.

The Company is committed to expanding the scope of products and services offered, while ensuring that it can support client relationships with best-in-class service. During 2009, the Company continued to expand the number of client service relationship managers, which provide a single point of contact to corporate clients with multi-service needs.

In 2009 Grubb & Ellis secured significant new management services contracts from Kraft, Wachovia Corporation and Zurich Alternative Asset Management. The Company also secured significant contract renewals with Citigroup, General Motors, Microsoft and Wells Fargo. As of December 31, 2009, Grubb & Ellis managed approximately 240.7 million square feet, of which 24.3 million square feet related to its sponsored investment programs.

Transaction Services

Grubb & Ellis has a track record of over 50 years in the commercial real estate industry and is one of the largest real estate brokerage firms in the country, offering clients the experience of thousands of successful transactions and the expertise that comes from a nationwide platform. There are 126 owned and affiliate offices worldwide (53 owned and approximately 73 affiliates) and more than 6,000 professionals, including a brokerage sales force of more than 1,800 brokers. By focusing on the overall business objectives of its clients, Grubb & Ellis utilizes its research capabilities, extensive properties database and negotiation skills to create, buy, sell and lease opportunities for both users and owners of commercial real estate. With a comprehensive approach to transactions, Grubb & Ellis offers a full suite of services to clients, from site selection and sale negotiations to needs analysis, occupancy projections, prospect qualification, pricing recommendations, long-term value consultation, tenant representation and consulting services. As one of the most active and largest commercial real estate brokerages in the United States, Grubb & Ellis’ traditional real estate services provide added value to the Company’s real estate investment programs by offering a comprehensive market view and local area expertise.

The Company actively engages its brokerage force in the execution of its marketing strategy. Regional and metro-area managing directors, who are responsible for operations in each major market, facilitate the development of brokers. Through the Company’s specialty practice groups, key personnel share information regarding local, regional and national industry trends and participate in national marketing activities, including trade shows and seminars. This ongoing communication among brokers serves to increase their level of expertise as well as their network of relationships, and is supplemented by other more formal education, including training programs offering sales and motivational training and cross-functional networking and business development opportunities.

In many local markets where the Company does not have owned offices, it has affiliation agreements with independent real estate services providers that conduct business under the Grubb & Ellis brand. The Company’s affiliation agreements provide for exclusive mutual referrals in their respective markets, generating referral fees. The Company’s affiliation agreements are generally multi-year contracts. Through its affiliate offices, the Company has access to more than 1,000 brokers with local market research capabilities.

The Company’s Corporate Services Group provides comprehensive coordination of all required real estate related services to help realize the needs of clients’ real estate portfolios and to maximize their business objectives. These services include consulting services, lease administration, strategic planning, project management, account management and international services.

As of December 31, 2009, Grubb & Ellis had in excess of 1,800 brokers at its owned and affiliate offices, of which 824 brokers were at its owned offices, up from 805 at December 31, 2008.

Investment Management

The Company and its subsidiaries are leading sponsors of real estate investment programs that provide individuals and institutions the opportunity to invest in a broad range of real estate investment vehicles, including public non-traded REITs, TIC investments, mutual funds and other real estate investment funds. The Company brands its investment programs as Grubb & Ellis in order to capitalize on the strength of the Grubb & Ellis brand name and to leverage the Company’s various platforms. During the year ended December 31, 2009, more than $554.7 million in investor equity was raised for these sponsored investment programs. As of December 31, 2009, the Company has more than $5.7 billion of assets under management related to the various programs that it sponsors. The Company has completed transaction acquisition and disposition volume totaling approximately $12.3 billion on behalf of more than 55,000 program investors since 1998.

Investment management products are distributed through the Company’s broker-dealer subsidiary, Grubb & Ellis Securities Inc. (“GBE Securities”). GBE Securities is registered with the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and all 50 states. GBE Securities has agreements with an extensive network of broker dealers with selling relationships providing access to thousands of licensed registered representatives. Part of the Company’s strategy is to expand its network of broker-dealers to increase the amount of equity that it raises in its various investment programs.

The Company and Grubb & Ellis Equity Advisors, LLC, (“GEEA”) a subsidiary of the Company, sponsor and advise public non-traded REITs that are registered with the SEC but are not listed on a national securities exchange like a traded REIT. According to the published Stanger Report, Winter 2010, by Robert A. Stanger and Co., an independent investment banking firm, approximately $6.7 billion was raised in the non-traded REIT sector in 2009. As of December 31, 2009, the Company sponsors two demographically focused programs that are actively raising capital, Grubb & Ellis Healthcare REIT II, Inc. and Grubb & Ellis Apartment REIT, Inc. In addition, the Company raised equity for and provided advisory services to Grubb & Ellis Healthcare REIT, Inc. (now Healthcare Trust of America, Inc.) until August 28, 2009 and September 20, 2009, respectively. Public non-traded REITs sponsored or advised by the Company and its affiliates raised $536.9 million in combined capital in 2009.

In 2008, the Company started a family of U.S. and global open end mutual funds that focus on real estate securities and manage private investment funds exclusively for qualified investors through its 51% ownership in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). The Company, through its subsidiary, Alesco, serves as general partner and investment advisor to one limited partnership and as investment advisor to three mutual funds as of December 31, 2009. One of the limited partnerships, Grubb & Ellis AGA Real Estate Investment Fund LP, is required to be consolidated in accordance with the Consolidation Topic. As of December 31, 2009, Alesco had $8.0 million of investment funds under management.

In mid-2009, the Company formed Energy & Infrastructure Advisors, LLC, a joint venture between Grubb & Ellis and the Meridian Companies that intends to sponsor retail and institutional products focused on investment opportunities in the energy and infrastructure sector.

Grubb & Ellis Realty Investors, LLC (“GERI”) (formerly Triple Net Properties, LLC), a subsidiary of the Company, had 146 sponsored TIC programs under management and has taken more than 60 programs full cycle (from acquisition through disposition) as of December 31, 2009.

Through its multi-family platform, the Company provides investment management services for REIT and TIC apartment vehicles and currently manages in excess of 13,000 apartment units through Grubb & Ellis Residential Management, Inc., the Company’s multi-family management services subsidiary.

Company Strategy

As one of the oldest and most recognized brands in the commercial real estate industry, Grubb & Ellis is known for its broad geographic reach, long-term client relationships and full-range of product and service offerings. The Company’s strategy is to leverage these attributes to become a larger, more robust real estate services and investment firm. The Company’s growth plan is focused on the achievement of four primary goals: increasing the scale and productivity of its leasing and investment sales brokerage operations; expanding its owner and occupier property and facilities management portfolio; growing its position in the sponsorship of public non-traded REITs and private investment programs to include institutional real estate investment management by utilizing the Company’s full-service platform, proprietary real estate research, specialty practice groups and local market knowledge; and entering related businesses in which the Company does not currently have a presence but which represent a natural extension of its strategy to provide best in class service and comprehensive solutions to clients.

Appointment of President, Chief Executive Officer and Director

Effective November 16, 2009, the Board of Directors appointed Thomas P. D’Arcy as the Company’s president, chief executive officer and a member of the board of directors. Mr. D’Arcy replaced Gary H. Hunt, who had been serving as the Company’s interim president and chief executive officer.

Prior to joining the Company, Mr. D’Arcy served in leadership positions at various public and private real estate companies for more than 27 years. He is currently the non-executive chairman of Inland Real Estate Corporation (NYSE:IRC), a $1.5 billion REIT where he has served as an independent director since 2005. Most recently, he was a principal in Bayside Realty Partners, a private real estate company focusing on acquiring, renovating and developing land and income-producing real estate. From 2001 to 2004, he was president and chief executive officer of Equity Investment Group, a private REIT and from 1989 to 2000 he served as chairman and chief executive officer of Bradley Real Estate, Inc. a NYSE-listed real estate investment trust. During his tenure at Bradley, Mr. D’Arcy significantly grew the company through restructuring and mergers and acquisitions, which led to its sale to Heritage Investment Trust in 2000, creating substantial value for its shareowners.

Private Placement of 12% Preferred Stock

In the fourth quarter of 2009, the Company consummated the issuance and sale of an aggregate of 965,700 shares of 12% Cumulative Participating Perpetual Preferred Stock, par value $0.01 per share (the “12% Preferred Stock”). The Preferred Stock was sold to qualified institutional buyers and accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) that apply to offers and sales of securities that do not involve a public offering. Accordingly, the 12% Preferred Stock was offered and sold only to (i) “qualified institutional buyers” (as defined in Rule 144A under the Securities Act), (ii) to a limited number of institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) of the Securities Act), and (iii) to a limited number of individual “accredited investors” (as defined in Rule 501(a)(4), (5) or (6) of the Securities Act).

Each share of 12% Preferred Stock is convertible into 60.606 shares of common stock of the Company, which represents a conversion price of approximately $1.65 per share of common stock. The Company received net proceeds from the private placement of approximately $90.1 million after deducting the initial purchaser’s discounts and certain offering expenses and after giving effect to the conversion of $5.0 million of subordinated debt previously provided by an affiliate of the Company’s largest shareowner. The Company used the net proceeds to pay transaction costs and repay in full the Company’s Credit Facility (as defined below) at the agreed reduced principal amount equal to approximately 65% of the principal amount outstanding under such facility (as more fully discussed in the section immediately following “Amendment and Repayment of Senior Secured Credit Facility”). The balance of the net proceeds from the offering will be used for general corporate purposes.

Amendment and Repayment of Senior Secured Credit Facility

On December 7, 2007, the Company entered into a $75.0 million credit agreement (which was subsequently amended and restated) by and among the Company, the guarantors named therein, and the financial institutions defined therein as lender parties, with Deutsche Bank Trust Company Americas, as lender and administrative agent (the “Credit Facility”). The Company entered into a further amendment and limited waiver to its Credit Facility, effective as of September 30, 2009 (the “Credit Facility Amendment”), that extended the time previously afforded the Company in May 2009, to effect a recapitalization under its Credit Facility from September 30, 2009 to November 30, 2009. Pursuant to the Credit Facility Amendment, the Company also received the right to prepay its Credit Facility in full at any time on or prior to November 30, 2009 at a discounted amount equal to 65% of the aggregate principal amount outstanding. On November 6, 2009, concurrently with the initial closing of the private placement of its 12% Preferred Stock, the Company repaid its Credit Facility in full at the discounted amount and the Credit Facility was terminated in accordance with its terms. (See Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information)

As a condition to entering into the Credit Facility Amendment, the lenders to the Company’s Credit Facility required that Kojaian Management Corporation, an affiliate of the Company’s largest shareowner, effect a $5.0 million subordinated financing of the Company. On October 2, 2009, the Company completed the shareowner subordinated financing in the form of a senior subordinated convertible note bearing an interest rate of 12% per annum. Concurrently with the initial closing of the private placement of 12% Preferred Stock, the principal amount of the senior subordinated convertible note was converted into 50,000 shares of 12% Preferred Stock.

Property Acquisitions and Dispositions

During 2007, the Company acquired three commercial properties — the Danbury Corporate Center in Danbury, Connecticut (the “Danbury Property”), Abrams Center in Dallas, Texas (the “Abrams Property”) and 6400 Shafer Court in Rosemont, Illinois (the “Shafer Property”) — for an aggregate contract price of $122.2 million, along with acquisition costs of approximately $1.3 million, and assumed obligations of approximately $0.5 million. On June 3, 2009, the Company sold the Danbury Property to an unaffiliated entity for a sales price of $72.4 million.

On December 29, 2009, GERA Abrams Centre LLC (“Abrams”) and GERA 6400 Shafer LLC (“Shafer” and together with Abrams, collectively, the “Borrower”), each a subsidiary of Company, modified the terms (the “Amendment”) of its $42.5 million loan initially due on July 9, 2009 (the “Loan”) by and among the Borrower and Tremont Net Funding II, LLC (the “Lender”).

The Amendment to the Loan provided, among other things, for an extension of the term of the Loan until March 31, 2010 (the “Loan Extension Date”). In addition, the principal balance of the Loan was reduced from $42.5 million to $11.0 million in connection with the transfer of the Shafer Property from the Borrower to an affiliate of Lender for nominal consideration pursuant to a special warranty deed (the “Special Warranty Deed”) that was recorded on December 29, 2009.

Pursuant to the Amendment, the Lender remains obligated under the Loan, in its reasonable discretion, to fund any shortfalls relating to tenant improvements and leasing commission expenses and to fund any operational shortfalls and debt service, provided that there is no event of default existing with respect to the Loan. The Amendment also granted the Lender a call option, and the Borrower a put option, with respect to the Abrams Property through the Loan Extension Date. Each of the Lender’s call option and the Borrower’s put option requires 10 business days prior written notice and provides for the transfer of the Abrams Property pursuant to a deed identical in all material respects to the Special Warranty Deed that was executed with respect to the Shafer Property. If neither the put option nor the call option is exercised by March 30, 2010, the Borrower has the right to file a deed conveying the Abrams Property to the Lender or its designee on March 31, 2010. The Amendment also released the Borrower and the guarantor under the Loan, from and against any claims, obligations and/or liabilities that the Lender or any of party related to or affiliated with the Lender, whether known or unknown, that such party had, has or may have in the future, arising from or related to the Loan.

Pursuant to the Consolidation Topic, Management determined that control of the Abrams and Shafer properties did not rest with the Company, but rather the Lender, and thus, the Company deconsolidated these properties in the fourth quarter of 2009.

Industry and Competition

The U.S. commercial real estate services industry is large and highly fragmented, with thousands of companies providing asset management, investment management and brokerage sales and leasing transaction services. In recent years the industry has experienced substantial consolidation, a trend that is expected to continue.

The Company competes in a variety of service businesses within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. The Company faces competition not only from other regional and national service providers, but also from global real estate providers, boutique real estate advisory firms and appraisal firms. Although many of the Company’s competitors are local or regional firms that are substantially smaller than the Company, some competitors are substantially larger than the Company on a local, regional, national and/or international basis. The Company’s significant competitors include CB Richard Ellis, Jones Lang LaSalle and Cushman & Wakefield, all of which have global platforms. The Company believes that it needs to expand its platform in order to more effectively compete for the business of large multi-national corporations that are increasingly seeking a single real estate services provider.

The top 25 brokerage companies collectively completed nearly $644.5 billion in investment sales and leasing transactions globally in 2008, according to the latest available survey published by National Real Estate Investor. The Company ranked 12th in this survey, including transactions in its affiliate offices.

Within the management services business, according to a recent survey published in 2009 by National Real Estate Investor, the top 25 companies in the industry manage over 9.1 billion square feet of commercial property. The Company ranks as the seventh largest property management company in this survey with 246.9 million square feet under management at year end 2008, including property under management in its affiliate offices. The largest company in the survey had 2.2 billion square feet under management.

The Company’s investment management business is subject to competition on a number of different levels. The Company competes with both large and small investment sponsors and faces threats from new entrants or entrants that pivot to focus on raising capital through the same channels as the Company. With regard to fundraising in the retail securities arena, GBE Securities faces competition to acquire limited shelf space in selling group firms and faces fundraising challenges from an industry-wide oversupply of product seeking limited investor dollars. As it increases its involvement in fundraising for institutional investments funds, the Company will face competition from a different group of well-financed institutional managers. Separate from fundraising competition, the investment programs themselves face competition generally from REITs, institutional pension plans and other public and private real estate companies and private real estate investors for the acquisition of properties and for the limited financing available to real estate investors.

While there can be no assurances that the Company will be able to continue to compete effectively, maintain current fee levels or margins, or maintain or increase its market share, based on its competitive strengths, the Company believes that it has the infrastructure and personnel to continue to operate in this highly competitive industry. The ability to do so, however, depends upon the Company’s ability to, among other things, successfully manage through the disruption and dislocation of the credit markets and the weak national and global economies. Specifically, as our business involves the acquisition, disposition, and financing of commercial properties, many of such activities are dependent, either directly or indirectly, and in whole or in part, on the availability and cost of credit. The disruption in the global capital market which began in 2008 has adversely affected our businesses and will continue to do so until such time as credit is once again available at reasonable costs. In addition, the health of real estate investment and leasing markets is dependent on the level of economic activity on a regional and local basis. The significant slowdown in overall economic activity in 2009 has adversely affected many sectors of our business and will continue to do so until economic conditions change.

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

Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. In addition, an increasing number of federal, state, local and foreign governments have enacted various treaties, laws and regulations that apply to environmental and climate change, in particular seeking to limit or penalize the discharge of materials such as green house gas into the environment or otherwise relating to the protection of the environment. As a property manager, the Company could be held liable as an operator for any such contamination or discharges, even if the original activity was legal and the Company had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, the Company could be held responsible for more than its share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. The Company could also incur liability for property damage or personal injury claims alleged to result from environmental contamination or discharges, or from asbestos-containing materials or lead-based paint present at the properties that it manages. Insurance for such matters may not always be available, or sufficient to cover the Company’s losses. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase the Company’s costs of legal compliance and potentially subject the Company to violations or claims. Although such costs have not had a material impact on the Company’s financial results or competitive position in 2009, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause the Company to incur significant costs in the future, and/or adversely impact the brokerage and management services businesses.

Seasonality

A substantial portion of the Company’s revenues are derived from brokerage transaction services, which are seasonal in nature. As a consequence, the Company’s revenue stream and the related commission expense are also subject to seasonal fluctuations. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. The Company has typically experienced its lowest quarterly revenue from transaction services in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Transaction services revenue represented 32.4% of total revenue for 2009.

Regulation

Transaction and Property Management Services

The Company and its brokers, salespersons and, in some instances, property managers are regulated by the states in which it does business. These regulations may include licensing procedures, prescribed professional responsibilities and anti-fraud provisions. The Company’s activities are also subject to various local, state, national and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws and regulations and are affected bylaws and regulations relating to real estate and real estate finance and development. Because of the size and scope of real estate sales transactions there is difficulty of ensuring compliance with the numerous state statutory requirements and licensing regimes and there is possible liability resulting from non-compliance.

Dealer-Manager Services

The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are subject to regulations covering all aspects of the securities business. In general, broker-dealers are required to register with the SEC and to be members of FINRA. As a member of FINRA, GBE Securities’ is subject to the requirements of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the rules promulgated thereunder and to applicable FINRA rules. These regulations establish, among other things, the minimum net capital requirements for GBE Securities’ broker-dealer business. Such business is also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

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

Unless otherwise indicated, all pre-merger NNN share data has been adjusted to reflect the 0.88 conversion rate as a result of the Merger (see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

Subsequent to the closing of the Merger, in December 2007, the Company relocated its headquarters from Chicago, Illinois to Santa Ana, California, changed its fiscal year from June 30 to December 31, and appointed Ernst & Young LLP (“EY”) as its independent registered public accounting firm to audit financial statements of the Company going forward.

Employees

As of December 31, 2009, the Company had over 5,000 employees including more than 800 transaction professionals working in 53 owned offices as well as over 1,000 independent contractors working in 73 affiliate offices. Nearly 3,000 employees serve as property and facilities management staff at the Company’s client-owned properties and the Company’s clients reimburse the Company fully for their salaries and benefits. The Company considers its relationship with its employees to be good and has not experienced any interruptions of its operations as a result of labor disagreements.

Availability of this Report

The Company’s internet address is www.grubb-ellis.com. On the Investor Relations page on this web site, the Company posts its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports

on Form 8-K and its proxy statements as soon as reasonably practicable after it files them electronically with the SEC. All such filings on the Investor Relations web page are available to be viewed free of charge. In addition, the SEC maintains a website that contains these reports at www.sec.gov. Information contained on our website and the SEC website is not part of this Report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

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

Due to the economic downturn, it may take us longer to dispose of real estate assets and investments and the selling prices may be lower than originally anticipated. If this occurs, fees from transaction services will be reduced. In addition, the performance of certain properties in the investment management portfolio may be negatively impacted, which would likewise affect our fees. As a result, the carrying value of certain of our real estate investments may become impaired and we could record losses as a result of such impairment or we could experience reduced profitability related to declines in real estate values. Pursuant to the requirements of the Property, Plant, and Equipment Topic, the Company assesses the value of its assets and real estate investments. This valuation review resulted in the Company recognizing an impairment charge of approximately $24.0 million against the carrying value of the properties and real estate investments during the year ended December 31, 2009.

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

The ongoing adverse conditions in the credit markets and the risk of continued market deterioration have adversely affected the Company’s revenues, expenses and operating results and may continue to do so.

Our segments are sensitive to credit cost and availability as well as market place liquidity. In addition, the revenues in all our businesses are dependent to some extent on overall volume of activity and pricing in the commercial real estate market. In 2008 and 2009, the credit markets experienced an unprecedented level of disruption and uncertainty. This disruption and uncertainty has reduced the availability and significantly increased the cost of most sources of funding. In certain cases, sources of funding have been eliminated.

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

As a result of the restatement in 2009 of certain audited and unaudited financial data, and the special investigation in connection therewith, we incurred substantial, additional unanticipated costs for accounting and legal fees. The restatement and special investigation was also time-consuming and affected management’s attention and resources. Further, there are no assurances that we will not become involved in legal proceedings in the future in relation to these restatements. In connection with any such potential proceedings, any incurred expenses not covered by available insurance or any adverse resolution could have a material adverse effect on the Company. Any such future legal proceedings could also be time-consuming and distract our management from the conduct of our business.

The Company’s ability to access credit and capital markets may be adversely affected by factors beyond its control, including turmoil in the financial services industry, volatility in financial markets and general economic downturns.

There can be no assurances that the Company’s anticipated cash flow from operations will be sufficient to meet all of the Company’s cash requirements. The Company intends to continue to make investments to support the Company’s business growth and may require additional funds to respond to business challenges. The Company has historically relied upon access to the credit markets from time to time as a source of liquidity for the portion of its working capital requirements not provided by cash from operations. The Company used a significant portion of the net proceeds from the sale of the 12% Preferred Stock to pay off and terminate the Credit Facility and has not secured a new credit facility or line or credit with which to borrow funds. Market disruptions such as those currently being experienced in the United States and other countries may increase the Company’s cost of borrowing or adversely affect the Company’s ability to access sources of capital. These disruptions include turmoil in the financial services and real estate industries, including substantial uncertainty surrounding particular lending institutions, and general economic downturns. If the Company is unable to access credit at competitive rates or at all, or if its short-term or long-term borrowing costs dramatically increase, the Company’s ability to finance its operations, meet its short-term obligations and implement its operating strategy could be adversely affected.

We have received a notice from the NYSE that we did not meet its continued listing requirements. If we are unable to rectify this non-compliance in accordance with NYSE rules, our common stock will be delisted from trading on the NYSE, which could have a material adverse effect on the liquidity and value of our common stock.

On August 11, 2009, we received notification from NYSE Regulation, Inc. that we were not in compliance with the NYSE’s continued listing standard requiring that we maintain an average market capitalization and shareowners’ equity of not less than $50 million. In connection with the NYSE’s rules, we submitted a business plan to the NYSE on November 3, 2009 evidencing how the Company intends to come into compliance with the continued listing standards and on November 9, 2009, we were advised that the NYSE’s Listing and Compliance Committee has accepted the Company’s business plan. Accordingly, we need to have an average market capitalization over a consecutive 30 trading day period of $50 million or total shareowners’ equity of $50 million by April 11, 2011 although we may come into compliance sooner, or based on two consecutive quarterly monitoring periods, which is an ongoing process. The NYSE conducts quarterly reviews during the 18-month period from August 11, 2009 through February 11, 2011.

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

The TIC business in general, from which the Company has historically generated significant revenues, materially contracted in 2009.

The Company has historically generated significant revenues from fees earned through the transaction structuring and property management of its TIC Programs. In 2009, however, with the nationwide decline in real estate values and the global credit crisis, the TIC industry contracted significantly. According to data from

OMNI Research & Consulting, approximately $3.7 billion of TIC equity was raised in 2006. In 2009, the amount of TIC equity raised declined by approximately 94% to $228.7 million. As the Company has historically generated a significant amount of revenue from its TIC operations, the rapid and steep decline in this industry may have a material, adverse effect on the Company’s business and results of operations if it is unable to generate revenues in its other business segments, of which there can be no assurances, to make up for the loss of TIC-related revenues. The Company does not anticipate the TIC market to recover in the near term.

The decline in value of many of the properties purchased by TIC and real estate fund investors in the Company’s sponsored programs as a result of the downturn in the real estate market, and the potential loss of investor equity in these programs, may negatively affect the Company’s reputation and ability to sell future sponsored programs.

The declining real estate market has resulted in declining values for many of the properties purchased by investors in the Company’s sponsored TIC and real estate fund programs. In addition, the lack of available credit has negatively impacted the ability to refinance these properties at loan maturity. As a consequence, the TIC and fund program investors may be forced to dispose of their properties at selling prices lower than the original purchase price. In addition, some properties may be valued at less than the outstanding loan amount and may be subject to default and foreclosure by the lender. Sales of these real estate assets at less than original purchase price, loan defaults or foreclosures will result in the loss of investor equity. Losses by investors may negatively affect the reputation of the Company’s investment management business and its ability to sell current or future sponsored programs and earn fees. Any decrease in the Company’s fees could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

As a service-oriented company, the Company depends upon the retention of senior management and key personnel, and the loss of its current personnel or its failure to hire and retain additional personnel could harm its business.

The Company’s success is dependent upon its ability to retain its executive officers and other key employees and to attract and retain highly skilled personnel. The Company believes that its future success in developing its business and maintaining a competitive position will depend in large part on its ability to identify, recruit, hire, train, retain and motivate highly skilled executive, managerial, sales, marketing and customer service personnel. Competition for these personnel is intense, and the Company may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. We use equity incentives to attract and retain our key personnel. In 2009, our stock price declined significantly, resulting in the decline in value of previously provided equity awards, which may result in an increase risk of loss of key personnel. The performance of our stock may also diminish our ability to offer attractive incentive awards to new hires. The

Company’s failure to recruit and retain necessary executive, managerial, sales, marketing and customer service personnel could harm its business and its ability to obtain new customers.

The Company may expand its business to include international operations so that it may be more competitive, but in doing so it could subject the Company to social, political and economic risks of doing business in foreign countries.

Although the Company does not currently conduct significant business outside the United States, the Company is considering an expansion of its international operations so that it may be more competitive. Currently, the Company’s lack of international capabilities sometimes places the Company at a competitive disadvantage when prospective clients are seeing one real estate services provider that can service their needs both in the United States and overseas. There can be no assurances that the Company will be able to successfully expand its business in international markets. Current global economic conditions may restrict, limit or delay the Company’s ability to expand its business into international markets or make such expansion less economically feasible. If the Company expands into international markets, circumstances and developments related to international operations that could negatively affect the Company’s business or results of operations include, but are not limited to, the following factors:

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

Historically, the majority of Grubb & Ellis revenue has been derived from the transaction services that it provides. Such services are typically subject to seasonal fluctuations. Grubb & Ellis typically experienced its lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. However, the Company’s non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. As a result, since a high proportion of these operating expenses are fixed, declines in revenue could disproportionately affect the Company’s operating results in a quarter. In addition, the Company’s quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. If the Company’s quarterly operating results fail to meet expectations, the price of the Company’s securities could fluctuate or decline significantly.

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

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase the Company’s costs of legal compliance and potentially subject it to violations or claims. Although such costs have not had a material impact on its financial results or competitive position during fiscal year 2007, 2008 or 2009, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause it to incur significant costs in the future, and/or adversely impact its brokerage and management services businesses.

Risks Related to the Company’s Investment Management and Broker-Dealer Business

Declines in asset value, reductions in distributions in investment programs or loss of properties to foreclosure could adversely affect the Company business, as it could cause harm to the Company’s reputation, cause the loss of management contracts and third-party broker-dealer selling agreements, limit the Company’s ability to sign future third-party broker-dealer selling agreements and potentially expose the Company to legal liability.

The current market value of many of the properties owned through the Company’s investment programs have decreased as a result of the overall decline in the economy and commercial real estate markets. In addition, there have been reductions in distributions in numerous investment programs in 2008 and 2009, in many instances to a zero percent distribution rate. Significant declines in value and reductions in distributions in the investment programs sponsored by the Company could adversely affect the Company’s reputation and the Company’s ability to attract investors for future investment programs. In addition, significant declines in value and reductions in distributions could cause the Company to lose asset and property management contracts for its investment management programs, cause the Company to lose third-party broker-dealer selling agreements for existing investment programs, including its REITs, and limit the Company’s ability to sign future third-party broker-dealer agreements. The loss of value may be significant enough to cause certain investment programs to go into foreclosure or result in a complete loss of equity for program investors. Significant losses in asset value and investor equity and reductions in distributions increases the risk of claims or legal actions by program investors. Any such legal liability could result in further damage to the Company’s reputation, loss of third-party broker-dealer selling agreements and incurrence of legal expenses which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company currently provides its Investment Management services primarily to its investment programs. Its revenue depends on the number of its programs, on the price of the properties acquired or disposed, and on the revenue generated by the properties under its management.

The Company derives fees for Investment Management services based on a percentage of the price of the properties acquired or disposed of by its programs and for management services based on a percentage of the rental amounts of the properties in its programs. The Company is responsible for the management of all of the properties owned by its programs, but as of December 31, 2009 it had subcontracted the property management of approximately 11.0% of its programs’ office, medical office and healthcare related facilities and retail properties (based on square footage) and 16.3% of its programs’ multi-family apartment units to third parties. For REITs, investment decisions are controlled by the Board of Directors of REITs that are independent of the Company. Investment decisions of these Boards affect the fees earned by the Company. As a result, if any of the Company’s programs are unsuccessful, its Investment Management services fees will be reduced, if any are paid at all. In addition, failures of the Company’s programs to provide competitive investment returns could significantly impair its ability to market future programs. The Company’s inability to spread risk among a large number of programs could cause it to be over-reliant on a limited number of programs for its revenues. There can be no assurance that the Company will maintain current levels of transaction and management services for its programs’ properties.

The Company may be required to repay loans the Company guaranteed that were used to finance properties acquired by the Company’s programs.

From time to time the Company or its investment management subsidiaries provided guarantees of loans for properties under management. As of December 31, 2009, there were 146 properties under management with loan guarantees of approximately $3.6 billion in total principal outstanding with terms ranging from 1 to

10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion as of December 31, 2009. The Company’s guarantees consisted of non-recourse/carve-out guarantees of debt of properties under management, non-recourse/carve-out guarantees of the Company’s debt, recourse guarantees of debt of properties under management and recourse guarantees of the Company’s debt.

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

Certain violations (typically the first three listed above) render the entire debt balance recourse to the guarantor regardless of the actual damage incurred by lender, while the liability for other violations is limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees. Generally the guarantor irrevocably and unconditionally guarantees to the lender the payment and performance of the guaranteed obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor covenants and agrees that it is liable for the guaranteed obligations as a primary obligor. As of December 31, 2009, to the best of the Company’s knowledge, there is no amount of debt owed by the Company as a result of the borrowers engaging in prohibited acts.

In addition, the consolidated variable interest entities (“VIEs”) and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.0 million and $154.8 million as of December 31, 2009, respectively.

As property values and performance decline, the risk of exposure under these guarantees increases. Management initially evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the Guarantees Topic. As of December 31, 2009 and 2008, the Company had recourse guarantees of $33.9 million and $42.4 million, respectively, relating to debt of properties under management. As of December 31, 2009, approximately $9.8 million of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In evaluating the potential liability relating to such guarantees, the Company considers factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of December 31, 2009 and 2008, the Company recorded a liability of $3.8 million and $9.1 million, respectively, related to its estimate of probable loss related to recourse guarantees of debt of properties under management which matured in January and April 2009.

Our evaluation of the potential liability may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any investment management subsidiary to pay its debts as they become due would likely have a materially negative impact on the ongoing business of the Company, and the investment management operations in particular.

The Company may be unable to grow its investment programs, which would cause it to fail to satisfy its business strategy.

A significant element of the Company business strategy is the growth in the size and number of its investment programs. The success of each investment program will depend on raising adequate capital for the investment, identifying appropriate assets for acquisition and effectively and efficiently closing the transactions. There can be no assurance that the Company will be able to identify and invest in additional properties or will be able to raise adequate capital to grow or launch new programs in the future. If the Company is unable to grow its existing vehicles or consummate new programs in the future, growth of the revenue it receives from transaction and management services may be negatively affected.

The revenue streams from the Company’s management services for sponsored programs are subject to limitation or cancellation.

The agreements under which the Company provides advisory and management services to public non-traded REITs the Company has sponsored may generally be terminated by each REIT’s independent Board of Directors following a notice period, with or without cause. The Company cannot assure you that these agreements will not be terminated. Grubb & Ellis Healthcare REIT, Inc. (now Healthcare Trust of America, Inc. as of August 31, 2009) did not renew its Advisory Agreement with a subsidiary of the Company upon the termination of the Advisory Agreement on September 20, 2009 and, as a result, the Company’s asset and property management fees have been reduced.

The management agreements under which the Company provides property management services to its sponsored TIC programs may generally be terminated by a single TIC investor with cause upon 30 days notice or without cause annually upon renewal. Appointment of a new property manager requires unanimous agreement of the TIC investors and, generally, the approval of the lender. The Company has received termination notices on approximately one-third of its managed TIC properties resulting in the termination of one property management agreement during 2009. Although the Company is disputing these terminations, it is not likely that the Company will be able to retain all of the management contracts for these properties. Loss of a significant number of contracts and fees could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s securities programs are sold through third-party broker-dealers who are members of its selling group. While the Company has established relationships with its selling group, it is required to enter into a new agreement with each member of the selling group for each new program it offers. In addition, the Company’s programs may be removed from a selling broker-dealer’s approved program list at any time for any reason. The Company cannot assure you of the continued participation of existing members of its selling group nor can the Company make an assurance that its selling group will expand. While the Company seeks to diversify and add new investment channels for its programs, a significant portion of the growth in recent years in the TIC and REIT programs it sponsors has been as a result of capital raised by a relatively limited number of broker-dealers. Loss of any of these key broker-dealer relationships, or the failure to develop new relationships to cover the Company’s expanding business through new investment channels, could have a material adverse effect on its business and results of operations.

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

The Company’s programs generally focus on acquiring assets satisfying particular investment criteria, such as type or quality of tenants. There is generally no or little focus on the geographic location of a particular property. The Company cannot guarantee, however, that its programs will have, or will be able to maintain, a significant amount of geographic diversity. Although the Company’s property programs are located in 29 states, a majority of these properties (by square footage) are located in Texas, Georgia, North Carolina, Florida and California. Geographic concentration of properties exposes the Company’s programs to economic downturns in the areas where the properties are located. A regional recession or other major, localized economic disruption in a region, such as earthquakes and hurricanes, in any of these areas could adversely affect the Company’s programs’ ability to generate or increase their operating revenues, attract new tenants or dispose of unproductive properties. Any reduction in program revenues would effectively reduce the fees the Company generates from them, which would adversely affect the Company’s results of operations and financial condition.

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

The Company has entered into agreements with third-party management companies to provide property management services for a significant number of the Company’s programs’ properties, and the Company expects to enter into similar third-party management agreements with respect to properties the Company’s programs acquire in the future. The Company does not supervise these third-party managers and their personnel on a day-to-day basis and the Company cannot assure you that they will manage the Company’s programs’ properties in a manner that is consistent with their obligations under the Company’s agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to the Company. If any of the foregoing occurs, the relationships with the Company’s programs’ tenants could be damaged, which may cause the tenants not to renew their leases, and the Company could incur liabilities resulting from loss or injury to the properties or to persons at the properties. If the Company is unable to lease the properties or the Company becomes subject to significant liabilities as a result of third-party management performance issues, the Company’s operating results and financial condition could be substantially harmed.

The Company or its new programs may be required to incur future indebtedness to raise sufficient funds to purchase properties.

One of the Company’s business strategies is to develop new investment programs. The development of a new program requires the identification and subsequent acquisition of properties when the opportunity arises. In some instances, in order to effectively and efficiently complete a program, the Company may provide deposits for the acquisition of property or actually purchase the property and warehouse it temporarily for the program. If the Company does not have cash on hand available to pay these deposits or fund an acquisition, the Company or the Company’s programs may be required to incur additional indebtedness, which indebtedness may not be available on acceptable terms. If the Company incurs substantial debt, the Company could lose its interests in any properties that have been provided as collateral for any secured borrowing, or the Company could lose its assets if the debt is recourse to it. In addition, the Company’s cash flow from operations may not be sufficient to repay these obligations upon their maturity, making it necessary for the

Company to raise additional capital or dispose of some of its assets. The Company cannot assure you that it will be able to borrow additional debt on satisfactory terms, or at all.

Future pressures to lower, waive or credit back the Company’s fees could reduce the Company’s revenue and profitability.

The Company has on occasion waived or credited its fees for real estate acquisitions, financings, dispositions and management fees for the Company’s TIC Programs to improve projected investment returns and attract TIC investors. There has also been a trend toward lower fees in some segments of the third-party asset management business, and fees paid for the management of properties in the Company’s TIC Programs or public non-traded REITs could follow these trends. In order for the Company to maintain its fee structure in a competitive environment, the Company must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees. The Company cannot assure you that it will be able to maintain its current fee structures. Fee reductions on existing or future new business could have a material adverse impact on the Company’s revenue and profitability.

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

The Company’s programs are subject to varying degrees of risk that generally arise from the ownership of real estate. For example, the income the Company is able to generate from management fees is derived from the gross rental income on the properties in its programs. The rental income depends upon the ability of the tenants of the Company’s programs’ properties to generate enough income to make their lease payments. Changes beyond the Company’s control may adversely affect the tenants’ ability to make lease payments or could require them to terminate their leases. Either an inability to make lease payments or a termination of one or more leases could reduce the management fees the Company receives. These changes include, among others, the following:

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

The availability of real estate financing has greatly diminished over the past few years as a result of the global credit crisis and overall decline in the real estate market. As a result, the Company may not be able to refinance some or all of the loans maturing in its investment management portfolio. Failure to obtain suitable refinance options may have a negative impact on investment returns and may potentially cause investments to go into foreclosure or result in a complete loss of equity for program investors. Any such negative impact on distributions, foreclosure or loss of equity in an investment program could adversely affect the Company’s reputation and the Company’s ability to attract investors for future investment programs. In addition, it could cause the Company to lose asset and property management contracts, cause the Company to lose third-party broker-dealer selling agreements for existing investment programs, including its REITs, and limit the Company’s ability to sign future third-party broker-dealer agreements. Significant losses in investor equity and reductions in distributions increase the risk of claims or legal actions by program investors. Any such legal liability could result in damage to the Company’s reputation, loss of third-party broker-dealer selling agreements and incurrence of legal expenses which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The anti-takeover provisions of Delaware law impose various impediments on the ability or desire of a third party to acquire control of the Company, even if a change of control would be beneficial to its existing shareowners, and the Company will be subject to these Delaware anti-takeover provisions. Additionally, the Company’s amended and restated certificate of incorporation and its restated bylaws contain provisions that might enable its management to resist a proposed takeover of the Company. The provisions include:

•	the authority of the Company’s board to issue, without shareowner approval, preferred stock with such terms as the Company’s board may determine;

•	the authority of the Company’s board to adopt, amend or repeal the Company’s bylaws; and

•	a prohibition on holders of less than a majority of the Company’s outstanding shares of capital stock calling a special meeting of the Company’s shareowners.

These provisions could discourage, delay or prevent a change of control of the Company or an acquisition of the Company at a price that its shareowners may find attractive. These provisions also may discourage proxy contests and make it more difficult for the Company’s shareowners to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

The Company has the ability to issue blank check preferred stock, which could adversely affect the voting power and other rights of the holders of its common stock.

The Board of Directors has the right to issue “blank check” preferred stock, which may affect the voting rights of holders of common stock and could deter or delay an attempt to obtain control of the Company. There are currently nineteen million authorized and undesignated shares of preferred stock that could be so issued. The Company’s Board of Directors is authorized, without any further shareowner approval, to issue one or more additional series of preferred stock in addition to the currently outstanding 12% Preferred Stock. The Company is authorized to fix and state the voting rights, powers, designations, preferences and relative participation or other special rights of each such series of preferred stock and any qualifications, limitations and restrictions thereon. Preferred stock typically ranks prior to the common stock with respect to dividend rights, liquidation preferences, or both, and may have full, limited, or expanded voting rights. Accordingly, issuances of preferred stock could adversely affect the voting power and other rights of the holders of common stock and could negatively affect the market price of the Company’s common stock.

The Company has registration rights outstanding, which could have a negative impact on its share price if exercised.

In addition to the registration rights granted to one of the institutional purchasers of the 12% Preferred Stock, which has been exercised, pursuant to the Company’s registration rights agreement with Kojaian Ventures, L.L.C. and Kojaian Holdings, LLC, the holders of such rights could, in the future, cause the Company to file additional registration statements with respect to certain of its shares of common stock, which could have a negative impact on the market price of the Company’s common stock.

Future sales of the Company’s common stock could adversely affect its stock price.

There are an aggregate of 469,746 Company shares as of December 31, 2009 subject to issuance upon the exercise of outstanding options. Accordingly, these shares will be available for sale in the open market, subject to vesting restrictions, and, in the case of affiliates, certain volume limitations. The sale of shares either pursuant to the exercise of outstanding options or as after the satisfaction of vesting restriction of certain restricted stock could also cause the price of the Company’s common stock to decline.

The Company is obligated to pay quarterly dividends with respect to its Preferred Stock.

The Company is obligated to pay quarterly dividends with respect to the 12% Preferred Stock and in the event such dividends are in arrears for six or more quarters, whether or not consecutive, subject to certain limitations, holders representing a majority of shares of Preferred Stock (voting together as a class with the holders of all other classes or series of preferred stock upon which like voting rights have been conferred and are exercisable) will be entitled to nominate and vote for the election of two additional directors to serve on the Company’s Board of Directors (the “Preferred Stock Directors”), until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable have been paid or declared and a sum sufficient for payment is set aside for such payment; provided that the election of any such Preferred Stock Directors will not cause the Company to violate the corporate governance requirements of the NYSE (or any other exchange or automated quotation system on which the Company’s securities may be listed or quoted) that requires listed or quoted companies to have a majority of independent directors; and provided further that the Board of Directors will, at no time, include more than two Preferred Stock Directors.

The 12% Preferred Stock will rank senior to the Company’s common stock but junior to all of the Company’s liabilities and the Company’s subsidiaries’ liabilities, in the event of a bankruptcy, liquidation or winding-up.

In the event of bankruptcy, liquidation or winding-up, the Company’s assets will be available to pay obligations on the 12% Preferred Stock only after all of the Company’s liabilities have been paid, but prior to any payments are made with respect to the Company’s common stock. In addition, the 12% Preferred Stock effectively ranks junior to all existing and future liabilities of the Company’s subsidiaries. The rights of holders of the 12% Preferred Stock to participate in the assets of the Company’s subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the prior claims of that subsidiary’s creditors. In the event of bankruptcy, liquidation or winding-up, there may not be sufficient assets remaining, after paying the Company’s liabilities, and the Company’s subsidiaries’ liabilities, to pay amounts due on any or all of the 12% Preferred Stock then outstanding.

Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of the 12% Preferred Stock, (1) dividends are payable only if and when declared by the Company’s Board of Directors or a duly authorized committee of the Board, and (2) as a Delaware corporation, we are restricted to making dividend payments and redemption payments only out of legally available assets. Further, the 12% Preferred Stock places no restrictions on the Company’s business or operations or on the Company’s ability to incur indebtedness or engage in any transactions except that a consent of holders representing at least a majority of the 12% Preferred Stock is required to amend the Company’s certificate of incorporation as to the terms of the 12% Preferred Stock or to issue additional 12% Preferred Stock that ranks senior to or, to the extent that 225,000 shares of the 12% Preferred Stock remain outstanding, on a parity with, the 12% Preferred Stock.

The market price of the 12% Preferred Stock will be directly affected by the market price of the Company’s common stock, which may be volatile.

To the extent that a secondary market for the 12% Preferred Stock develops, the Company believes that the market price of the 12% Preferred Stock will be significantly affected by the market price of the Company’s common stock. The Company cannot predict how the shares of its common stock will trade in the future. This may result in greater volatility in the market price of the 12% Preferred Stock than would be expected for non-convertible stock. From the beginning of the year ended December 31, 2006 to December 31, 2009, the reported high and low sales prices for the Company’s common stock ranged from a low of $0.25 to a high of $14.50 per share.

The market price of the Company’s common stock will likely fluctuate in response to a number of factors, including, without limitation, the following:

•	the Company’s liquidity risk management, including the Company’s ratings, if any, the Company’s liquidity plan and potential transactions designed to enhance liquidity;

•	actual or anticipated quarterly fluctuations in the Company’s operating and financial results;

•	developments related to investigations, proceedings, or litigation that involves the Company;

•	changes in financial estimates and recommendations by financial analysts;

•	dispositions, acquisitions, and financings;

•	additional issuances by the Company of common stock;

•	additional issuances by the Company of other series or classes of preferred stock;

•	actions of the Company’s common shareowners, including sales of common stock by shareowners and the Company’s directors and executive officers;

•	changes in funding markets, including commercial paper, term debt, bank deposits and the asset-backed securitization markets;

•	changes in confidence in real estate markets and real estate investments;

•	fluctuations in the stock price and operating results of the Company’s competitors and real estate-related stocks in general;

•	government reactions to current economic and market conditions; and

•	regional, national and global political and economic conditions and other factors.

The market price of the Company’s common stock may also be affected by market conditions affecting the stock markets in general and/or real estate stocks in particular, including price and trading fluctuations on the NYSE. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, the Company’s common stock, and (ii) sales of substantial amounts of the Company’s common stock in the market, in each case that could be unrelated or disproportionate to changes in the Company’s operating performance. These broad market fluctuations may adversely affect the market prices of the Company’s common stock and, in turn, the 12% Preferred Stock. In addition, the Company expects that the market price of the 12% Preferred Stock will be influenced by yield and interest rates in the capital markets, the Company’s creditworthiness, and the occurrence of events affecting the Company that do not require an adjustment to the conversion rate.

There may be future sales or other dilution of our equity, which may adversely affect the market price of the Company’s common stock or the 12% Preferred Stock and may negatively impact the holders’ investment.

The Company is not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities. In addition, with the applicable consent of holders of the 12% Preferred Stock, the Company may issue additional preferred stock that ranks senior to, or on parity with, the 12% Preferred Stock. The market price of the Company’s common stock or 12% Preferred Stock could decline as a result of sales of a large number of shares of common stock or 12% Preferred Stock or similar securities in the market or the perception that such sales could occur. For example, if the Company issues preferred stock in the future that has a preference over the Company’s common stock with respect to the payment of dividends or upon the

Company’s liquidation, dissolution, or winding-up, or if the Company issues preferred stock with voting rights that dilute the voting power of the Company’s common stock, the rights of holders of the Company’s common stock or the market price of the Company’s common stock could be adversely affected.

In addition, each share of 12% Preferred Stock is convertible at the option of the holder thereof into shares of the Company’s common stock. The conversion of some or all of the 12% Preferred Stock will dilute the ownership interest of the Company’s existing common shareowners. Any sales in the public market of the Company’s common stock issuable upon such conversion could adversely affect prevailing market prices of the outstanding shares of the Company’s common stock and the 12% Preferred Stock. In addition, the existence of the Company’s 12% Preferred Stock may encourage short selling or arbitrage trading activity by market participants because the conversion of the Company’s 12% Preferred Stock could depress the price of the Company’s equity securities. As noted above, a decline in the market price of the common stock may negatively impact the market price for the 12% Preferred Stock.

An active trading market for the 12% Preferred Stock does not exist and may not develop.

The 12% Preferred Stock has no established trading market and is not listed on any securities exchange. Since the securities have no stated maturity date, investors seeking liquidity will be limited to selling their shares of 12% Preferred Stock in the secondary market or converting their shares of 12% Preferred Stock into shares of common stock and subsequently seeking to sell those shares of common stock. The Company cannot assure holders that an active trading market in the 12% Preferred Stock will develop or, even if it develops, we cannot assure holders that it will last. In either case the trading price of the 12% Preferred Stock could be adversely affected and the holders’ ability to transfer shares of 12% Preferred Stock will be limited. The Company was advised by the initial purchaser in the offering of the 12% Preferred Stock that it intends to make a market in the shares of our 12% Preferred Stock; however, it is not obligated to do so and may discontinue market-making at any time without notice. The Company cannot assure holders that another firm or person will make a market in the 12% Preferred Stock.

The 12% Preferred Stock has not been rated.

The 12% Preferred Stock has not been rated by any nationally recognized statistical rating organization. This factor may affect the trading price of the 12% Preferred Stock.

Holders of the 12% Preferred Stock do not have identical rights as holders of common stock until they acquire the common stock, but will be subject to all changes made with respect to the Company’s common stock.

Except for voting and dividend rights, holders of the 12% Preferred Stock have no rights with respect to the common stock until conversion of their 12% Preferred Stock, including rights to respond to tender offers, but investment in the 12% Preferred Stock may be negatively affected by such events. Even though the holders of the 12% Preferred Stock vote on an as-converted basis with holders of the common stock, upon conversion of the 12% Preferred Stock, holders will be entitled to exercise the rights of a holder of common stock only as to matters for which the record date occurs on or after the applicable conversion date and only to the extent permitted by law, although holders will be subject to any changes in the powers, preferences, or special rights of common stock that may occur as a result of any shareowner action taken before the applicable conversion date. Certain actions, including amendment of our certificate of incorporation, require the additional approval of a majority of holders of the common stock voting as a separate class (excluding shares of common stock issuable upon conversion of the 12% Preferred Stock).

The 12% Preferred Stock is perpetual in nature.

The shares of 12% Preferred Stock represent a perpetual interest in the Company and, unlike indebtedness, will not give rise to a claim for payment of a principal amount at a particular date. Holders have no right to call for the redemption of the 12% Preferred Stock. Therefore, holders should be aware that they may be required to bear the financial risks of an investment in the 12% Preferred Stock for an indefinite period of time.

The conversion rate of the 12% Preferred Stock may not be adjusted for all dilutive events that may adversely affect the market price of the 12% Preferred Stock or the common stock issuable upon conversion of the 12% Preferred Stock.

The number of shares of the Company’s common stock that holders are entitled to receive upon conversion of a share of 12% Preferred Stock is subject to adjustment for certain events arising from increases in dividends or distributions in common stock, subdivisions, splits, and combinations of the common stock, certain issuances of stock and stock purchase rights, debt, or asset distributions, cash distributions, self-tender offers and exchange offers, and certain other actions by the Company that modify the Company’s capital structure. The Company will not adjust the conversion rate for other events, including the Company’s issuances of common stock in connection with acquisitions or the exercise of options or restricted stock awards granted pursuant to equity plans approved by the Board, or, after the six-month anniversary of November 6, 2009, for cash. There can be no assurance that an event that adversely affects the value of the 12% Preferred Stock, but does not result in an adjustment to the conversion rate, will not occur. Further, if any of these other events adversely affects the market price of the Company’s common stock, it may also adversely affect the market price of the 12% Preferred Stock. In addition, the Company is not restricted from offering common stock in the future or engaging in other transactions that may dilute the Company’s common stock and the Company may issue additional shares of 12% Preferred Stock, which may dilute the Company’s common stock.

A change in control with respect to the Company may not constitute a merger, consolidation or sale of assets or a fundamental change for the purpose of the 12% Preferred Stock.

The 12% Preferred Stock contains no covenants or other provisions to afford protection to holders in the event of certain mergers, consolidations or sales of assets with respect to the Company constituting a “change in control” on or after November 15, 2019 except upon the occurrence of certain mergers, consolidations or sales of assets. Furthermore, the limited covenants with respect to a “fundamental change” or “change in control” may not include every change in control event that could cause the market price of the 12% Preferred Stock to decline. The adjustment to conversion rate described under “Description of 12% Preferred Stock — Adjustment to Conversion Rate upon Certain Change in Control Events” will not be applicable on or after November 15, 2014 and the repurchase right of preferred holders described under “— Repurchase at Option of Holders Upon a Fundamental Change” will not be applicable on or after November 15, 2019, and these limitations may have the effect of discouraging third parties from pursuing a change in control of the Company, which may otherwise be in the best interest of the Company’s shareowners. Any change in control with respect to the Company either before or after November 15, 2019 may negatively affect the liquidity, value or volatility of the Company’s common stock, and thus, negatively impact the value of the 12% Preferred Stock.

The Company may not have the funds necessary to repurchase the 12% Preferred Stock following a fundamental change.

Holders of the notes have the right to require the Company to repurchase the 12% Preferred Stock in cash upon the occurrence of a fundamental change prior to November 15, 2019. The Company may not have sufficient funds to repurchase the 12% Preferred Stock at such time, and may not have the ability to arrange necessary financing on acceptable terms. In addition, the Company’s ability to purchase the 12% Preferred Stock may be limited by law or the terms of other agreements outstanding at such time. Moreover, a failure to repurchase the 12% Preferred Stock may also constitute an event of default, and result in the acceleration of the maturity of, any then existing indebtedness, under any indenture, credit agreement or other agreement outstanding at that time, which could further restrict the Company’s ability to make such payments.

The adjustment to conversion rate in respect of conversions following certain change in control events may not adequately compensate the holder.

If certain change in control events occur prior to November 15, 2014, and a holder converts in connection with such change in control, the Company will, under certain circumstances, pay an adjustment to conversion rate in respect of any conversions of the 12% Preferred Stock that occur during the period beginning on the date notice of such fundamental change is delivered and ending on the change in control conversion date. Although the adjustment to the conversion rate is designed to compensate holders for the lost option value of the holders’ 12% Preferred Stock, it is only an approximation of such lost value and may not adequately compensate the holders for their actual loss. The Company’s obligation to adjust the conversion rate in respect of conversions following certain changes in control may be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness, as applied to such payments.

If the Company’s common stock is delisted, the holder’s ability to transfer or sell the 12% Preferred Stock, or common stock upon conversion, may be limited and the market value of the 12% Preferred Stock will be adversely affected.

The 12% Preferred Stock does not contain protective provisions in the event that the Company’s common stock is delisted. Since the 12% Preferred Stock has no stated maturity date, holders may be forced to elect between converting their shares of the 12% Preferred Stock into illiquid shares of the Company’s common stock or holding their shares of the 12% Preferred Stock and receiving stated dividends on the stock when, as and if authorized by the Company’s Board of Directors and declared by the Company with no assurance as to ever receiving the liquidation preference of the 12% Preferred Stock. Accordingly, if the Company’s common stock is delisted, the holders’ ability to transfer or sell their shares of the 12% Preferred Stock, or common stock upon conversion, may be limited, and the market value of the 12% Preferred Stock will be adversely affected.

Holders of the 12% Preferred Stock may be unable to use the dividends-received deduction.

Distributions paid to corporate U.S. holders (as defined herein) of the 12% Preferred Stock (or the Company’s common stock) may be eligible for the dividends-received deduction to the extent the Company has current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As of December 31, 2009, the Company had an accumulated deficit of $412.1 million and a net loss attributable to Grubb & Ellis Company of $78.8 million for the year ended December 31, 2009. There can be no assurance that the Company will have sufficient current or accumulated earnings and profits during future fiscal years for the distributions on the 12% Preferred Stock (or the Company’s common stock) to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction. Instead, distributions would be treated first as a tax-free return of capital to the extent of a U.S. holder’s adjusted tax basis in the 12% Preferred Stock and thereafter as capital gain. If a corporate U.S. holder’s tax basis in the 12% Preferred Stock (or the Company’s common stock) were reduced in this manner, then the amount of gain, if any, recognized by such holder on a subsequent disposition of such stock would be increased and such holder would not be eligible for a dividends-received deduction to offset such gain.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company leases all of its office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of December 31, 2009, the Company leased over 755,000 square feet of office space in 75 locations under leases which expire at various dates through June 30, 2020. For those leases that are not renewable, the Company believes that there are adequate alternatives available at acceptable rental rates to meet its needs, although there can be no assurances in this regard. Many of our offices that contain employees of the Transaction Services, Investment Management or Management Services segments also contain employees of other segments. The Company’s Corporate Headquarters are in Santa Ana, California. See Note 20 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

As of December 31, 2009, the Company owned two commercial office properties comprising 754,000 square feet of gross leasable area for an aggregate purchase price of $140.5 million, in two states. As of December 31, 2009, the mortgage debt related to these two properties totaled $107.0 million.

Item 3.	Legal Proceedings.

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

The Company held its Annual Meeting of Stockholders on December 17, 2009 (the “Annual Meeting”). At the Annual Meeting, the Company’s shareowners voted upon each of the following matters:

1. To adopt an amendment to the restated certificate of incorporation of Grubb & Ellis Company (the “Certificate of Incorporation”) to increase the authorized number of common and preferred shares to 200,000,000 and 20,000,000, respectively;

2. (A) Adopt an amendment to the Certificate of Incorporation (1) to declassify the Board of Directors and (2) to fix the number of directors at no less than three nor more than eight, as determined solely by the Board of Directors from time to time, and (B) elect six directors to such declassified Board of Directors, each to serve for a one-year term;

3. Elect three Class B directors, each to serve for a three-year term (only if matter number 2 is not approved);

4. Adopt an amendment to the Certificate of Incorporation to increase the number of directors by two in the event that dividends with respect to the Company’s newly issued preferred stock are in arrears for six or more quarters, whether or not consecutive, subject to certain conditions (only if matter number 2 is not approved); and

5. The ratification of the appointment, by the Board of Directors, of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

With respect to matter number 1: 62,007,373 votes were cast in favor; 2,251,201 votes were cast against; there were 268,467 abstentions; and there were 18,661,495 broker non-votes.

With respect to matter number 2 (A): 79,744,971 votes were cast in favor; 2,441,415 votes were cast against; there were 1,002,150 abstentions; and there were no broker non-votes.

With respect to matter number 2 (B), each of Thomas P. D’Arcy, C. Michael Kojaian, Robert J. McLaughlin, Devin I. Murphy, D. Fleet Wallace and Rodger D. Young were elected to serve for a term of one-year. The results of the election are below:

Election of Directors	For	Withheld	Abstentions	Broker Non-Votes

Thomas P. D’Arcy	81,866,912	1,321,624	0	0
C. Michael Kojaian	81,764,157	1,424,379	0	0
Robert J. McLaughlin	80,229,679	2,958,857	0	0
Devin I. Murphy	81,867,773	1,320,763	0	0
D. Fleet Wallace	81,429,607	1,758,929	0	0
Rodger D. Young	81,383,995	1,804,541	0	0

With respect to matter numbers 3 and 4, such matters will not be adopted as matter number 2 has been approved.

With respect to matter number 5: 82,094,102 votes were cast in favor; 554,940 votes were cast against; there were 539,494 abstentions; and there were no broker non-votes.

GRUBB & ELLIS COMPANY

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market and Price Information

The principal market for the Company’s common stock is the NYSE. The following table sets forth the high and low sales prices of the Company’s common stock on the respective market for each quarter of the years ended December 31, 2009 and 2008.

	2009		2008
	High	Low	High	Low

First Quarter	$1.29	$0.25	$7.50	$3.80
Second Quarter	$1.31	$0.50	$7.50	$3.61
Third Quarter	$1.96	$0.55	$5.00	$2.70
Fourth Quarter	$2.17	$1.15	$2.88	$0.81

As of March 11, 2010, there were 1,040 registered holders of the Company’s common stock and 69,331,879 shares of common stock outstanding. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options or upon the conversion of preferred stock, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

The Company declared first and second quarter cash dividends in 2008 for an aggregate of $0.2050 per common share for the year. On July 11, 2008, the Company’s Board of Directors approved the suspension of future dividend payments, and therefore does not anticipate paying cash dividends to common shareowners in the foreseeable future.

The 12% Preferred Stock are entitled to cumulative annual dividends of $12.00 per share payable quarterly on each of March 31, June 30, September 30 and December 31, commencing on December 31, 2009, when, as and if declared by the Board of Directors. Such dividends will accumulate and be paid in arrears on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the 12% Preferred Stock will be paid in cash and accumulate and be cumulative from the most recent date to which dividends have been paid, or if no dividends have been paid, from and including November 6, 2009. Accumulated dividends on the 12% Preferred Stock will not bear interest. In addition, in the event of any cash distribution to holders of common stock, holders of 12% Preferred Stock will be entitled to participate in such distribution as if such holders of 12% Preferred Stock had converted their shares of 12% Preferred Stock into common stock. On December 11, 2009, the Company’s Board of Directors declared a dividend of $1.8333 per share, payable on December 31, 2009, on the Company’s Preferred Stock to holders of record as of December 21, 2009.

Sales of Unregistered Securities

On March 10, 2010, each of Jeffrey Hanson and Jack Van Berkel were awarded 1,000,000 shares of restricted stock, 500,000 of which will vest at a rate of 33 1/3% on each of the three successive anniversary dates of the award date and the other 500,000 of which are subject to vesting based upon the market price of the Company’s common stock during the three year period beginning March 10, 2010. Specifically, (i) in the event that for any 30 consecutive trading days during the three-year period following March 10, 2010 the volume weighted average closing price per share of the Company’s common stock is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the three-year period following March 10, 2010 the volume weighted average closing price per share of the Company’s common stock is at least $6.00, then remaining 50% of such restricted shares shall vest.

Equity Compensation Plan Information

The following table provides information on equity compensation plans of the Company as of December 31, 2009.

Number of securities
remaining available
		Weighted average	for
	Number of securities to	exercise price of	future issuance under
	be	outstanding	equity compensation
	issued upon exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
	warrants and rights	rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	469,746	$10.46	2,539,910
Equity compensation plans not approved by security holders(1)	—	—	—

Total	469,746	$10.46	2,539,910

(1)	As of December 31, 2009, an aggregate of 5.6 million phantom share grants were outstanding.

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

The graph below compares the cumulative 66-month total return of holders of Grubb & Ellis Company’s common stock with the cumulative total returns of the S&P 500 index, and a customized peer group of three companies that includes: CB Richard Ellis Group Inc, Grubb & Ellis Company and Jones Lang LaSalle Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from June 30, 2004 to December 31, 2009.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
Among Grubb & Ellis Company, The S&P 500 Index
And A Peer Group

*$100 invested on 6/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/04	6/05	6/06	6/07	12/07	12/08	12/09

Grubb & Ellis Company	100.00	351.76	464.82	582.91	323.44	65.28	67.38
S&P 500	100.00	106.32	115.50	139.28	137.37	86.55	109.45
Peer Group	100.00	205.34	366.92	516.05	311.02	83.05	214.34

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following tables set forth the selected historical consolidated financial data for Grubb & Ellis Company and its subsidiaries, as of and for the years ended, December 31, 2009, 2008, 2007, 2006, and 2005. The selected historical consolidated financial data set forth below as of and for the years ended December 31, 2009 and 2008 and the selected consolidated operating and cash flow data for the year ended December 31, 2007 has been derived from the audited financial statements included in Item 8 of this Report. The selected consolidated operating and cash flow data set forth below as of and for the year ended December 31, 2006, and the selected consolidated balance sheet data as of December 31, 2007, has been derived from audited consolidated financial statements not included in this Report as adjusted for reclassifications required by the Property, Plant and Equipment Topic for discontinued operations. The selected historical financial data set forth below as of and for the year ended December 31, 2005 has been derived from unaudited consolidated financial statements not included in this Report. Historical results are not necessarily indicative of the results that may be expected for any future period. The selected historical consolidated financial data set forth below should be read in conjunction with Item 7 and the consolidated financial statements.

	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007(1)	2006(2)	2005(3)

Consolidated Statement of Operations Data:
Total services revenue	$505,360	$595,495	$201,538	$99,599	$80,817
Total revenue	535,645	628,779	229,657	108,543	84,423
Total compensation costs	469,538	503,004	104,109	49,449	29,873
Total operating expense	641,551	929,407	195,723	97,633	71,035
Operating (loss) income	(105,906)	(300,628)	33,934	10,910	13,388
(Loss) income from continuing operations	(82,985)	(318,668)	23,741	21,012	13,679
Net (loss) income	(80,499)	(342,589)	23,033	20,049	10,288
Net (loss) income attributable to Grubb & Ellis Company	(78,838)	(330,870)	21,072	19,971	10,047
Basic (loss) earnings per share attributable to Grubb & Ellis Company	$(1.27)	$(5.21)	$0.53	$1.01	$0.58
(Loss) income from continuing operations per share attributable to Grubb & Ellis Company	$(1.31)	$(4.83)	$0.55	$1.06	$0.80
Diluted (loss) earnings per share attributable to Grubb & Ellis Company	$(1.27)	$(5.21)	$0.53	$1.01	$0.58
Basic weighted average shares outstanding	63,645	63,515	38,652	19,681	17,200
Diluted weighted average shares outstanding	63,645	63,515	38,653	19,694	17,200
Dividends declared per common share	$—	$0.205	$0.36	$0.10	$—
Dividends declared per preferred share	$1.8333	$—	$—	$—	$—
Consolidated Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(61,965)	$(33,629)	$33,543	$17,356	$23,536
Net cash provided by (used in) investing activities	97,214	(76,330)	(486,909)	(56,203)	(35,183)
Net cash (used in) provided by financing activities	(29,133)	93,616	400,468	140,525	10,251

	December 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data (at end of period):
Total assets	$357,324	$520,277	$988,542	$347,709	$126,057
Long Term Liabilities:
Line of credit	—	—	8,000	—	8,500
Notes payable and capital lease obligations	107,755	107,203	107,343	843	887
Senior notes	16,277	16,277	16,277	10,263	2,300
Redeemable preferred liability	—	—	—	—	6,077
Preferred stock (12% cumulative participating perpetual convertible)	90,080	—	—	—	—
Total Grubb & Ellis shareowners’ equity	1,327	70,171	404,056	217,125	20,081

(1)	Based on Generally Accepted Accounting Principles (GAAP), the operating results for the year ended December 31, 2007 includes the results of legacy NNN Realty Advisors, Inc. prior to the Merger for the full periods presented and the results of the legacy Grubb & Ellis Company for the period from December 8, 2007 through December 31, 2007.

(2)	Includes a full year of operating results of GERI (formerly Triple Net Properties, LLC), one and one-half months of Triple Net Properties Realty, Inc. (“Realty”) (acquired on November 16, 2006) and one-half month of GBE Securities (formerly NNN Capital Corp.) (acquired on December 14, 2006). GERI was treated as the acquirer in connection with these transactions.

(3)	Based on GAAP, reflects operating results of GERI.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP measures of performance. EBITDA provides an indicator of economic performance that is unaffected by debt structure, changes in interest rates, changes in effective tax rates or the accounting effects of capital expenditures and acquisitions because EBITDA excludes net interest expense, interest income, income taxes, depreciation, amortization, discontinued operations and impairments related to goodwill and intangible assets.

The Company uses Adjusted EBITDA as an internal management measure for evaluating performance and as a significant component when measuring performance under employee incentive programs. Management considers Adjusted EBITDA an important supplemental measure of the Company’s performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. Management also believes that Adjusted EBITDA is a useful tool for measuring the Company’s ability to meet its future capital expenditures and working capital requirements.

EBITDA and Adjusted EBITDA are not a substitute for GAAP net income or cash flow and do not provide a measure of the Company’s ability to fund future cash requirements. Other companies may calculate EBITDA and Adjusted EBITDA differently than the Company has and, therefore, EBITDA and Adjusted EBITDA have material limitations as a comparative performance measure. The following table reconciles EBITDA and Adjusted EBITDA with the net loss attributable to Grubb & Ellis Company for the years ended December 31, 2009 and 2008. As a result of the Merger on December 7, 2007, the year ended December 31, 2007 is not comparable to the year ended December 31, 2008. Therefore, a reconciliation of EBITDA and

Adjusted EBITDA for the year ended December 31, 2008 compared to the year ended December 31, 2007 has not been provided as it would not be meaningful.

	Year Ended
	December 31,		Change
(In thousands)	2009	2008	$	%

Net loss attributable to Grubb & Ellis Company	$(78,838)	$(330,870)	$252,032	76.2%
Discontinued operations	(2,486)	23,921	(26,407)	(110.4)
Interest expense	15,446	14,207	1,239	8.7
Interest income	(555)	(902)	347	38.5
Depreciation and amortization	12,324	16,028	(3,704)	(23.1)
Goodwill and intangible assets impairment	738	181,285	(180,547)	(99.6)
Taxes	(1,175)	(827)	(348)	(42.1)

EBITDA(1)	(54,546)	(97,158)	42,612	43.9
Gain related to the repayment of the credit facility, net	(21,935)	—	(21,935)	—
Charges related to sponsored programs	23,348	27,771	(4,423)	(15.9)
Real estate related impairment	17,372	59,114	(41,742)	(70.6)
Write off of investment in Grubb & Ellis Realty Advisors, net	—	5,828	(5,828)	(100.0)
Share-based based compensation	10,876	11,907	(1,031)	(8.7)
Amortization of signing bonuses	7,535	7,603	(68)	(0.9)
Loss on marketable securities	—	1,783	(1,783)	(100.0)
Merger related costs	—	14,732	(14,732)	(100.0)
Amortization of contract rights	—	1,179	(1,179)	(100.0)
Real estate operations	(7,959)	(9,993)	2,034	20.4
Other	1,319	163	1,156	709.2

Adjusted EBITDA(1)	$(23,990)	$22,929	$(46,919)	(204.6)%

(1)	EBITDA represents earnings before net interest expense, interest income, realized gains or losses on sales of marketable securities, income taxes, depreciation, amortization, discontinued operations and impairments related to goodwill and intangible assets. Management believes EBITDA is useful in evaluating our performance compared to that of other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisition, which items may vary for different companies for reasons unrelated to overall operating performance. As a result, management uses EBITDA as an operating measure to evaluate the operating performance of the Company and for other discretionary purposes, including as a significant component when measuring performance under employee incentive programs.

However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing the Company’s operating performance, readers should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as tax and debt service payments.

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

As you read this Annual Report, you should understand that these statements are no guarantees of performance or results. They involve risks, uncertainties and assumptions. You should understand the risks and uncertainties discussed in “Item 1A — Risk Factors” and elsewhere in this Annual Report, could affect the Company’s actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include, but are not limited to:

•	the continued weakened national economy in general and the commercial real estate markets in particular;

•	the continued global and economic slowdown and capital markets disruption;

•	changes in general economic and business conditions, including interest rates, the cost and availability of financing of capital for investment in real estate, clients’ willingness to make real estate commitments and other factors impacting the value of real estate assets;

•	our ability to retain major clients and renew related contracts;

•	our ability to return advisory and management contracts on sponsored REIT and TIC programs, respectively;

•	the failure of properties sponsored or managed by us to perform as anticipated;

•	our exposure to liabilities in connection with sponsored investment programs;

•	our ability to compete in specific geographic markets or business segments that are material to us;

•	the contraction of the TIC market;

•	declining values of real estate assets and distributions on our programs;

•	significant variability in our results of operations among quarters;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage investment syndication and mortgage transactions;

•	our potential liability under loan guarantees in connection with investment programs;

•	our ability to sign and retain selling agreements;

•	our exposure to liabilities in connection with real estate brokerage, real estate and property management activities;

•	changes in the key components of revenue growth for large commercial real estate services companies;

•	reliance of companies on outsourcing for their commercial real estate needs;

•	liquidity and availability of additional or continued sources of financing for the Company’s investment programs;

•	trends in use of large, full-service real estate providers;

•	diversification of our client base;

•	improvements in operating efficiency;

•	protection of our brand;

•	trends in pricing for commercial real estate services; and

•	the effect of implementation of new tax and accounting rules and standards.

Overview and Background

The Company is a commercial real estate services and investment management firm. The Merger was accounted for using the purchase method of accounting based on accounting principles generally accepted in the United States (“GAAP”) and as such, although structured as a reverse merger, NNN is considered the acquirer of legacy Grubb & Ellis. As a consequence, the operating results for the twelve months ended December 31, 2009 and 2008 reflect the consolidated results of the Company as a result of the Merger, while the twelve months ended December 31, 2007 includes the full year operating results of legacy NNN and the operating results of legacy Grubb & Ellis for the period from December 8, 2007 through December 31, 2007.

Unless otherwise indicated, all pre-Merger legacy NNN share data have been adjusted to reflect the 0.88 conversion rate as a result of the Merger (see Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information).

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

Revenue Recognition

Management Services

Management fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract are recognized as revenue by the Company in the same period as the related expenses are incurred. In certain instances, the Company subcontracts its property management services to independent property managers, in which case the Company passes a portion of their property management fee on to the subcontractor, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to its subcontractors.

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

Investment Management

The Company earns fees associated with its transactions by structuring, negotiating and closing acquisitions of real estate properties to third-party investors. Such fees include acquisition fees for locating and acquiring the property on behalf of its various REITs, TIC investors and the Company’s various sponsored real estate funds. The Company accounts for acquisition and loan fees in accordance with the requirements of the Real Estate — General Topic and the Real Estate — Retail Land Topic. In general, the Company records the acquisition and loan fees upon the close of sale to the buyer if the buyer is independent of the seller, collection of the sales price, including the acquisition fees and loan fees, is reasonably assured, and the Company is not responsible for supporting operations of the property. Organizational marketing expense allowance (“OMEA”) fees are earned and recognized from gross proceeds of equity raised in connection with TIC offerings and are used to pay formation costs, as well as organizational and marketing costs. When the Company does not meet the criteria for revenue recognition under the Real Estate — Retail Land Topic and the Real Estate — General Topic, revenue is deferred until revenue can be reasonably estimated or until the Company defers revenue up to its maximum exposure to loss. The Company earns disposition fees for disposing of the property on behalf of the REIT, investment fund or TIC. The Company recognizes the disposition fee when the sale of the property closes. In certain circumstances, the Company is entitled to loan advisory fees for arranging financing related to properties under management.

The Company earns asset and property management fees primarily for managing the operations of real estate properties owned by the real estate programs, REITs and limited liability companies the Company sponsors. Such fees are based on pre-established formulas and contractual arrangements and are earned as such services are performed. The Company is entitled to receive reimbursement for expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. Each property in the Company’s TIC programs may also be charged an accounting fee for costs associated with preparing financial reports. The Company is also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through its dealer-manager, GBE Securities, the Company facilitates capital raising transactions for its sponsored programs. The Company’s wholesale dealer-manager services are comprised of raising capital for its programs through its selling broker-dealer relationships. Most of the commissions, fees and allowances earned for its dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to its selling broker-dealer relationships.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned controlled subsidiaries’ variable interest entities (“VIEs”) in which the Company is the primary beneficiary and partnerships/LLCs in which the Company is the managing member or general partner and the other partners/members lack substantive rights (hereinafter collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with the requirements of the Consolidation Topic.

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

Purchase Price Allocation

In accordance with the requirements of the Business Combinations Topic, the purchase price of acquired properties is allocated to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) the Company’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets, net in the accompanying consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in liabilities in the accompanying consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

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

Impairment of Long-Lived Assets

In accordance with the requirements of the Property, Plant, and Equipment Topic, long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the asset, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. This valuation review resulted in the recognition of an impairment charge of approximately $24.0 million and $90.4 million against the carrying value of the properties and real estate investments during the years ended December 31, 2009 and 2008, respectively. No impairment losses were recognized for the year ended December 31, 2007.

The Company recognizes goodwill and other non-amortizing intangible assets in accordance with the requirements of the Intangibles — Goodwill and Other Topic. Under this Topic, goodwill is recorded at its carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist at a level of reporting referred to as a reporting unit. The Company recognizes goodwill in accordance with the Topic and tests the carrying value for impairment during the fourth quarter of each year. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of its reporting units, the Company used a discounted cash flow model and market comparable data. Significant judgment is required by management in developing the assumptions for the discounted cash flow model. These assumptions include cash flow projections utilizing revenue growth rates, profit margin percentages, discount rates, market/economic conditions, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. During the fourth quarter of 2008, the Company identified the uncertainty surrounding the global economy and the volatility of the Company’s market capitalization as goodwill impairment indicators. The Company’s goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008. The Company also analyzed its trade name for impairment pursuant to the requirements of the Topic and determined that the trade name was not impaired as of December 31, 2009 and 2008. Accordingly, no impairment charge was recorded related to the trade name during the years ended December 31, 2009 and 2008. In addition to testing goodwill and its trade name for impairment, the Company tested the intangible contract rights for impairment during the fourth quarter of 2009 and 2008. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on the Company’s analysis for the current and projected property values, condition of the properties and status of mortgage loans payable, the Company determined that there are certain properties for which receipt of disposition fees was improbable. As a result, the Company recorded an impairment charge of approximately $0.7 million and $8.6 million related to the impaired intangible contract rights as of December 31, 2009 and 2008, respectively.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Overview

The Company reported revenue of $535.6 million for the year ended December 31, 2009, compared with revenue of $628.8 million for the same period of 2008. The decrease was primarily the result of decreases in Transaction Services and Investment Management revenue of $66.9 million and $44.3 million, respectively, partially offset by increases in Management Services revenue of $21.0 million. The decrease in revenue as compared to the prior year period can be attributed to fewer sales and leasing transactions, lower acquisition fees as a result of less TIC equity raise and lower disposition fees, only partially offset by an increase in Management Services revenue as a result of an increase in square feet under management. The decrease in net acquisitions from the Investment Management business and the transition to self-management in 2009 and the termination of advisory and property management agreements with the Company by Healthcare Trust of America, Inc., formerly Grubb & Ellis Healthcare REIT, Inc., in September 2009 resulted in a reduction of the Company’s assets under management by approximately 15.0% from $6.8 billion as of December 31, 2008 to $5.8 billion as of December 31, 2009.

The net loss attributable to Grubb & Ellis Company common shareowners for the year ended December 31, 2009 was $80.6 million, or $1.27 per diluted share, and included a non-cash charge of $0.7 million for intangible assets impairment, a non-cash charge of $24.0 million for real estate related impairments (of which $7.6 million was recorded in the fourth quarter) and a $24.8 million charge, which includes an allowance for bad debt primarily on related party receivables and advances. In addition, the year-to-date results include approximately $10.9 million of share-based compensation and $0.3 million for amortization of other identified intangible assets.

As a result of the Merger in December 2007, the newly combined Company’s operating segments were evaluated for reportable segments. The legacy NNN reportable segments were realigned into a single operating and reportable segment called Investment Management. This realignment had no impact on the Company’s consolidated balance sheet, results of operations or cash flows.

The Company reports its revenue by three operating business segments in accordance with the provisions of the Segment Reporting Topic. Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs it sponsors; Transaction Services, which comprises its real estate brokerage operations; and Investment Management which includes providing acquisition, financing and disposition services with respect to its sponsored programs, asset management services related to its programs, and dealer-manager services by its securities broker-dealer, which facilitates capital raising transactions for its real estate investment programs. Additional information on these business segments can be found in Note 25 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following summarizes comparative results of operations for the periods indicated.

	Year Ended December 31,		Change
(In thousands)	2009	2008	$	%

Revenue
Management services	$274,684	$253,664	$21,020	8.3%
Transaction services	173,394	240,250	(66,856)	(27.8)
Investment management	57,282	101,581	(44,299)	(43.6)
Rental related	30,285	33,284	(2,999)	(9.0)

Total revenue	535,645	628,779	(93,134)	(14.8)

Operating Expense
Compensation costs	469,538	503,004	(33,466)	(6.7)
General and administrative	80,078	99,829	(19,751)	(19.8)
Provision for doubtful accounts	24,768	19,831	4,937	24.9
Depreciation and amortization	12,324	16,028	(3,704)	(23.1)
Rental related	21,287	21,377	(90)	(0.4)
Interest	15,446	14,207	1,239	8.7
Merger related costs	—	14,732	(14,732)	(100.0)
Real estate related impairments	17,372	59,114	(41,742)	(70.6)
Goodwill and intangible asset impairment	738	181,285	(180,547)	(99.6)

Total operating expense	641,551	929,407	(287,856)	(31.0)

Operating Loss	(105,906)	(300,628)	194,722	64.8

Other (Expense) Income
Equity in losses of unconsolidated entities	(1,148)	(13,311)	12,163	91.4
Interest income	555	902	(347)	(38.5)
Gain on extinguishment of debt	21,935	—	21,935	—
Other	404	(6,458)	6 862	106.3

Total other income (expense)	21,746	(18,867)	40,613	215.3

Loss from continuing operations before income tax provision	(84,160)	(319,495)	235,335	73.7
Income tax benefit	1,175	827	348	42.1

Loss from continuing operations	(82,985)	(318,668)	235,683	74.0

Discontinued Operations
Loss from discontinued operations — net of taxes	(4,956)	(24,278)	19,322	79.6
Gain on disposal of discontinued operations — net of taxes	7,442	357	7,085	1,984.6

Total income (loss) from discontinued operations	2,486	(23,921)	26,407	110.4

Net Loss	(80,499)	(342,589)	262,090	76.5
Net loss attributable to noncontrolling interests	(1,661)	(11,719)	10,058	85.8

Net loss attributable to Grubb & Ellis Company	(78,838)	(330,870)	252,032	76.2
Preferred stock dividends	(1,770)	—	(1,770)	—

Net (loss) income attributable to Grubb & Ellis Company common shareowners	$(80,608)	$(330,870)	$250,262	75.6%

Revenue

Management Services Revenue

Management Services revenue increased $21.0 million, or 8.3% to $274.7 million for the year ended December 31, 2009, compared to approximately $253.7 million for the same period in 2008 due to an increase in the square feet under management. As of December 31, 2009, the Company managed approximately 240.7 million square feet of commercial real estate and multi-family property, including 24.3 million square feet of the Company’s Investment Management portfolio compared to 231.0 million square feet of property as of December 31, 2008.

Transaction Services Revenue

Transaction Services revenue decreased $66.9 million or 27.8% to $173.4 million for the year ended December 31, 2009, compared to approximately $240.3 million for the same period in 2008 due to reduced sales and leasing transaction volume and values as a result of the declining real estate market. Leasing activity represented approximately 80% of the total Transaction Services revenue in 2009, while investment sales accounted for 20% of total revenue. In 2008, the revenue breakdown was 77% leasing and 23% investment sales. As of December 31, 2009, Grubb & Ellis had 824 brokers, up from 805 as of December 31, 2008.

Investment Management Revenue

Investment Management revenue decreased $44.3 million or 43.6% to $57.3 million for the year ended December 31, 2009, compared to approximately $101.6 million for the same period in 2008. Investment Management revenue reflects revenue generated through the fee structure of the various investment products which includes acquisition and loan fees of approximately $12.8 million and management fees from sponsored programs of $31.2 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.

In total, $554.7 million in equity was raised for the Company’s investment programs for the year ended December 31, 2009, compared with $984.3 million in the same period in 2008. The decrease was driven by a decrease in TIC equity raised and Private Client Management equity raised. During the year ended December 31, 2009, the Company’s public non-traded REIT programs raised $536.9 million, a decrease of 9.4% from the $592.7 million equity raised in the same period in 2008. The Company’s TIC programs raised $15.5 million in equity during the year ended December 31, 2009, compared with $176.9 million in the same period in 2008. The decrease in TIC equity raised for the year ended December 31, 2009 reflects the continued decline in current market conditions. The decrease in equity raised by the Company’s public non-traded REITs is a result of the termination of the dealer-manager agreement of the Company’s first sponsored healthcare REIT in August 2009 and the start-up of the Company’s new Healthcare REIT II program which commenced sales on September 21, 2009. No equity was raised by Private Client Management in 2009 compared with $193.3 million in equity raised in 2008.

Acquisition and loan fees decreased approximately $20.3 million, or 61.3%, to $12.8 million for the year ended December 31, 2009, compared to approximately $33.1 million for the same period in 2008. The year-over-year decrease in acquisition and loan fees was primarily attributed to a decrease of approximately $7.4 million in fees earned from the Company’s TIC Programs, a decrease of approximately $8.6 million in fees earned from the Company’s non-traded REIT programs and a decrease of approximately $4.2 million in fees earned from Private Client Management.

Disposition fees decreased approximately $4.6 million, or 100.0%, to zero for the year ended December 31, 2009, compared to approximately $4.6 million for the same period in 2008. Offsetting the disposition fees during the year ended December 31, 2008 was $1.2 million of amortization of identified intangible contract rights associated with the acquisition of Realty as they represent the right to future disposition fees of a portfolio of real properties under contract.

Management fees from sponsored programs decreased approximately $6.8 million or 17.9% to $31.2 million for the year ended December 31, 2009 which primarily reflects lower average fees on TIC programs and the termination of management services for the Company’s first sponsored healthcare REIT in September 2009.

Rental Revenue

Rental revenue includes pass-through revenue for the master lease accommodations related to the Company’s TIC Programs. Rental revenue also includes revenue from two properties held for investment.

Operating Expense Overview

Operating expenses decreased $287.9 million, or 31.0%, to $641.6 million for the year ended December 31, 2009, compared to $929.4 million for the same period in 2008. This decrease reflects decreases in compensation costs from lower commissions paid and synergies created as a result of the Merger of $33.5 million and decreases of merger related costs of $14.7 million and general and administrative expense of $19.8 million offset by an increase in provision for doubtful accounts of $4.9 million. The Company recognized real estate impairments of $17.4 million during the year ended December 31, 2009, a decrease of $41.7 million over the same period last year. In addition, the Company recognized goodwill and intangible asset impairment of $0.7 million during the year ended

December 31, 2009, a decrease of $180.5 million over the same period last year as the Company wrote off all of its goodwill during the year ended December 31, 2008. Partially offsetting the overall decrease was an increase in interest expense of $1.2 million for the year ended December 31, 2009 related to the Company’s line of credit.

Compensation Costs

Compensation costs decreased approximately $33.5 million, or 6.7%, to $469.5 million for the year ended December 31, 2009, compared to approximately $503.0 million for the same period in 2008 due to a decrease in transaction commissions and related costs of $39.2 million as a result of a decrease in sales and leasing activity and a decrease in other compensation costs of $12.9 million related to a reduction in headcount and decreases in salaries partially offset by an increase in reimbursable salaries, wages and benefits of $18.6 million as a result of the growth in square feet under management. The following table summarizes compensation costs by segment for the periods indicated.

	Year Ended
	December 31,		Change
	2009	2008	$

MANAGEMENT SERVICES
Compensation costs	$36,701	$39,125	$(2,424)
Transaction commissions and related costs	12,623	8,581	4,042
Reimbursable salaries, wages and benefits	193,682	178,058	15,624

Total	243,006	225,764	17,242
TRANSACTION SERVICES
Compensation costs	44,274	50,272	(5,998)
Transaction commissions and related costs	112,398	155,668	(43,270)

Total	156,672	205,940	(49,268)
INVESTMENT MANAGEMENT
Compensation costs	26,275	30,254	(3,979)
Transaction commissions and related costs	84	18	66
Reimbursable salaries, wages and benefits	9,430	6,458	2,972

Total	35,789	36,730	(941)
Compensation costs related to corporate overhead	34,071	34,570	(499)

Total compensation costs	$469,538	$503,004	$(33,466)

General and Administrative

General and administrative expense decreased approximately $19.7 million, or 19.8%, to $80.1 million for the year ended December 31, 2009, compared to $99.8 million for the same period in 2008 due to a decrease of $9.1 million related to an estimate of probable loss recorded during the year ended December 31, 2008 related to recourse guarantees of debt of properties under management and various decreases related to management’s cost saving efforts.

General and administrative expense was 14.9% of total revenue for the year ended December 31, 2009, compared with 15.9% for the same period in 2008.

Provision for Doubtful Accounts

Provision for doubtful accounts increased approximately $4.9 million, or 24.9%, to $24.8 million for the year ended December 31, 2009, compared to $19.8 million for the same period in 2008 primarily due to an increase in reserves on related party receivables and advances to sponsored investment programs.

Depreciation and Amortization

Depreciation and amortization expense decreased approximately $3.7 million, or 23.1%, to $12.3 million for the year ended December 31, 2009, compared to approximately $16.0 million for the same period in 2008. The decrease is primarily due to two properties the Company held for investment as of December 31, 2009. One of these properties was held for sale through June 30, 2009 and the other was held for sale through September 30, 2009. In accordance with the provisions of Property, Plant, and Equipment Topic, management determined that the carrying value of each property, before each property was classified as held for investment (adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment) was greater than the carrying value net of selling costs, of the property at the date of the subsequent decision not to sell. Therefore, the Company made no additional adjustments to the carrying value of the assets as of December 31, 2009 and no depreciation expense was recorded during the period each property was held for sale. Included in depreciation and amortization expense was $4.2 million for amortization of other identified intangible assets.

Rental Expense

Rental expense includes pass-through expenses for master lease accommodations related to the Company’s TIC Programs. Rental expense also includes expense from two properties held for investment.

Interest Expense

Interest expense increased approximately $1.2 million, or 8.7%, to $15.4 million for the year ended December 31, 2009, compared to $14.2 million for the same period in 2008. The increase in interest expense includes increases related to the Credit Facility due to additional borrowings in 2009, an increase in the interest rate to LIBOR plus 800 basis points from LIBOR plus 300 basis points as a result of the 3 rd amendment to the Credit Facility and the write off of loan fees related to the Credit Facility.

Merger Related Costs

Merger related costs include transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs. The Company incurred $14.7 million of Merger related transaction costs during the year ended December 31, 2008 as a result of completing the Merger transaction on December 7, 2007.

Real Estate Related Impairments

The Company recognized impairment charges of approximately $17.4 million during the year ended December 31, 2009, which includes $10.3 million related to certain unconsolidated real estate investments and funding commitments for obligations related to certain of the Company’s sponsored real estate programs and $7.1 million related to two properties held for investment as of December 31, 2009. The Company recognized an impairment charge of approximately $59.2 million during the year ended December 31, 2008, which includes $18.0 million related to certain unconsolidated real estate investments and $41.2 million related to two properties held for investment. In addition, the Company recognized impairment charges of approximately

$6.6 million and $31.2 million during the year ended December 31, 2009 and 2008, respectively, related to two properties sold and two properties effectively abandoned under the accounting standards during the year ended December 31, 2009, for which the net income (loss) of the properties are classified as discontinued operations. See Discontinued Operations discussion below.

Goodwill and Intangible Assets Impairment

The Company recognized a goodwill and intangible assets impairment charge of approximately $181.3 million during the year ended December 31, 2008. The total impairment charge of $181.3 million is comprised of $172.7 million related to goodwill impairment and $8.6 million related to the impairment of intangible contract rights. During the fourth quarter of 2008, the Company identified the uncertainty surrounding the global economy and the volatility of the Company’s market capitalization as goodwill impairment indicators. The Company’s goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008. The Company also analyzed its trade name for impairment pursuant to the requirements of the Intangibles — Goodwill and Other Topic and determined that the trade name was not impaired as of December 31, 2009 and 2008. Accordingly, no impairment charge was recorded related to the trade name during the years ended December 31, 2009 and 2008. In addition to testing goodwill and its trade name for impairment, the Company tested the intangible contract rights for impairment during the fourth quarter of 2008 and during the year ended December 31, 2009. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on management’s analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, the Company determined that there are certain properties for which receipt of disposition fees was improbable. As a result, the Company recorded an impairment charge of approximately $0.7 million and $8.6 million related to the impaired intangible contract rights during the years ended December 31, 2009 and 2008, respectively.

Equity in Earnings (Losses) of Unconsolidated Real Estate

Equity in losses includes $1.1 million and $13.3 million for the years ended December 31, 2009 and 2008, respectively. Equity in losses of $1.1 million and $7.5 million were recorded during the years ended December 31, 2009 and 2008, respectively, related to the Company’s investment in five joint ventures and seven LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated properties. In addition, equity in losses for the year ended December 31, 2008 includes a $5.8 million write off of the Company’s investment in GERA in the first quarter of 2008, which includes $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs.

Gain on Extinguishment of Debt

Gain on extinguishment of debt includes a $21.9 million gain on forgiveness of debt related to the repayment of the Credit Facility in full at a discounted amount and termination of the Credit Facility on November 6, 2009.

Other Income (Expense)

Other income of $0.4 million for the year ended December 31, 2009 includes investment income related to Alesco. Other expense of $6.5 million for the year ended December 31, 2008, includes $4.6 million of investment losses related to Alesco and a $1.8 million loss on sale of marketable equity securities.

Discontinued Operations

In accordance with the requirements of the Property, Plant and Equipment Topic, discontinued operations includes the net income (loss) of two properties that were sold and two properties that were effectively abandoned under the accounting standards during the year ended December 31, 2009. The net income of $2.5 million for the year ended December 31, 2009 includes a $7.4 million gain on sale, net of taxes, related to the sale of the Danbury Property on June 3, 2009 and the deconsolidation of the Abrams and Shafer properties during the fourth quarter of 2009 and a $5.0 million loss from discontinued operations, net of taxes, which includes $6.6 million of real estate related impairments. The net loss of $23.9 million for the year ended December 31, 2008 includes a $0.4 million gain on sale, net of taxes, and a $24.3 million loss from discontinued operations, net of taxes, which includes $31.2 million of real estate related impairments.

Income Tax

The Company recognized a tax benefit from continuing operations of approximately $1.2 million for the year ended December 31, 2009, compared to a tax benefit of $0.8 million for the same period in 2008. In 2009 and 2008, the reported effective income tax rates were 1.40% and 0.3%, respectively. The 2009 effective income tax rate reflects the adoption of the requirements of the amended Consolidation Topic. The 2009 and 2008 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. The Company’s deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 24 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.)

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests decreased by $10.1 million, or 85.8%, to $1.7 million during the year ended December 31, 2009, compared to net loss attributable to noncontrolling interests of $11.7 million for the same period in 2008. Net loss attributable to noncontrolling interests includes $3.7 million and $8.6 million in real estate related impairments recorded at the underlying properties during the years ended December 31, 2009 and 2008, respectively.

Net Loss Attributable to Grubb & Ellis Company

As a result of the above items, the Company recognized a net loss of $78.8 million for the year ended December 31, 2009, compared to a net loss of $330.9 million for the same period in 2008.

Net Loss Attributable to Grubb & Ellis Company Common Shareowners

The Company paid $1.8 million in preferred stock dividends during the year ended December 31, 2009 resulting in a net loss attributable to the Company’s common shareowners of $80.6 million, or $1.27 per diluted share, for the year ended December 31, 2009, compared to a net loss attributable to the Company’s common shareowners of $330.9 million, or $5.21 per diluted share, for the same period in 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

As a result of the Merger on December 7, 2007, the operating results for the twelve months ended December 31, 2007 includes the full year operating results of legacy NNN and the operating results of legacy Grubb & Ellis for the period from December 8, 2007 through December 31, 2007. The following summarizes comparative results of operations for the periods indicated.

	Year Ended
	December 31,		Change
(In thousands)	2008	2007(1)	$	%

Revenue
Management services	$253,664	$16,365	$237,299	1,450.0%
Transaction services	240,250	35,522	204,728	576.3
Investment management	101,581	149,651	(48,070)	(32.1)
Rental related	33,284	28,119	5,165	18.4

Total revenue	628,779	229,657	399,122	173.8

Operating Expense
Compensation costs	503,004	104,109	398,895	383.2
General and administrative	99,829	42,860	56,969	132.9
Provision for doubtful accounts	19,831	1,391	18,440	1,325.7
Depreciation and amortization	16,028	9,321	6,707	72.0
Rental related	21,377	20,839	538	2.6
Interest	14,207	10,818	3,389	31.3
Merger related costs	14,732	6,385	8,347	130.7
Real estate related impairments	59,114	—	59,114	—
Goodwill and intangible asset impairment	181,285	—	181,285	—

Total operating expense	929,407	195,723	733,684	374.9

Operating (Loss) Income	(300,628)	33,934	(334,562)	(985.9)

Other (Expense) Income
Equity in (losses) earnings of unconsolidated entities	(13,311)	2,029	(15,340)	(756.0)
Interest income	902	2,996	(2,094)	(69.9)
Other	(6,458)	(465)	(5,993)	(1,288.8)

Total other (expense) income	(18,867)	4,560	(23,427)	(513.8)

(Loss) income from continuing operations before income tax provision	(319,495)	38,494	(357,989)	(930.0)
Income tax benefit (provision)	827	(14,753)	15,580	105.6

(Loss) income from continuing operations	(318,668)	23,741	(342,409)	(1,442.3)

Discontinued Operations
Loss from discontinued operations — net of taxes	(24,278)	(960)	(23,318)	(2,429.0)
Gain on disposal of discontinued operations — net of taxes	357	252	105	41.7

Total loss from discontinued operations	(23,921)	(708)	(23,213)	(3,278.7)

Net (Loss) Income	(342,589)	23,033	(365,622)	(1,587.4)
Net (loss) income attributable to noncontrolling interests	(11,719)	1,961	(13,680)	(697.6)

Net (loss) income attributable to Grubb & Ellis Company	$(330,870)	$21,072	$(351,942)	(1,670.2)%

(1)	Based on GAAP, the operating results for twelve months ended December 31, 2007 includes the results of NNN for the full periods presented and the results of the legacy Grubb & Ellis business for the period from December 8, 2007 through December 31, 2007.

Revenue

Management Services Revenue

Management Services revenue was $253.7 million for the year ended December 31, 2008 and $16.4 million from December 8, 2007 through December 31, 2007. Following the closing of the merger, Grubb & Ellis Management Services assumed management of nearly 27.1 million square feet of NNN’s 46.9 million-square-foot Investment Management portfolio. As of December 31, 2008, the Company managed 231.0 million square feet of property.

Transaction Services Revenue

Transaction Services revenue was $240.3 million for the year ended December 31, 2008 and $35.5 million from December 8, 2007 through December 31, 2007. As of December 31, 2008, legacy Grubb & Ellis had 805 brokers, down from 927 as of December 31, 2007.

Investment Management Revenue

Investment management revenue of $101.6 million for the year ended December 31, 2008 was comprised primarily of transaction fees of $43.4 million, asset and property management fees of $38.0 million and dealer-manager fees of $15.1 million.

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

Management fees from sponsored programs decreased approximately 7.5% year-over-year and include the movement of approximately $6.8 million of revenue to the Company’s management services segment. Exclusive of this transfer of revenue, management fees from sponsored programs increased approximately 9.1% year-over-year.

Rental Revenue

Rental revenue includes pass-through revenue for the master lease accommodations related to the Company’s TIC Programs. Rental revenue also includes revenue from two properties held for investment.

Operating Expense Overview

Operating expenses increased $733.7 million, or 374.9%, to $929.4 million for the year ended December 31, 2008, compared to $195.7 million for the same period in 2007. The increase includes approximately $455.6 million due to the legacy Grubb & Ellis business, $59.2 million in real estate related impairments, $181.3 million in goodwill and intangible asset impairments, a $28.0 million charge which includes an allowance for bad debt on related party receivables and advances and an expected loss on the sale of two properties under management for which the Company has a recourse obligation, $8.3 million due to additional merger related costs and $4.2 million in additional non-cash stock based compensation.

Compensation costs

Compensation costs increased $398.9 million, or 383.2%, to $503.0 million for the year ended December 31, 2008, compared to $104.1 million for the same period in 2007 due to approximately $406.3 million of compensation costs attributed to legacy Grubb & Ellis’ operations. Compensation costs related to the investment management business decreased approximately 9.4% to $56.6 million, for the year ended December 31, 2008, compared to $62.5 million for the same period in 2007. Included in the compensation cost was non-cash share-based compensation expense which increased by $4.2 million to $11.7 million for the year ended December 31, 2008 compared to $7.5 million for the same period in 2007.

General and Administrative

General and administrative expense increased approximately $56.9 million, or 132.9%, to $99.8 million for the year ended December 31, 2008, compared to $42.9 million for the same period in 2007 due to approximately $48.4 million of general and administration expenses attributed to legacy Grubb & Ellis operations and a $9.1 million charge related to an estimate of probable loss recorded during the year ended December 31, 2008 related to recourse guarantees of debt of properties under management.

General and administrative expense was 15.9% of total revenue for the year ended December 31, 2008, compared with 18.7% for the same period in 2007.

Provision for Doubtful Accounts

Provision for doubtful accounts increased approximately $18.4 million, or 1,325.7%, to $19.8 million for the year ended December 31, 2008, compared to $1.4 million for the same period in 2007 primarily due to an increase in reserves on related party receivables and advances to sponsored investment programs.

Depreciation and Amortization

Depreciation and amortization increased approximately $6.7 million, or 72.0%, to $16.0 million for the year ended December 31, 2008, compared to $9.3 million for the same period in 2007. The increase includes approximately $6.3 million due to the legacy Grubb & Ellis business. Included in depreciation and amortization expense for the year ended December 31, 2008 was approximately $3.5 million for amortization of other identified intangible assets.

Rental Expense

Rental expense includes pass-through expenses for master lease accommodations related to the Company’s TIC Programs. Rental expense also includes expense from two properties held for investment.

Interest Expense

Interest expense increased approximately $3.4 million, or 31.3%, to $14.2 million for the year ended December 31, 2008, compared to $10.8 million for the same period in 2007. Interest expense is primarily comprised of interest expense related to the Company’s Line of Credit and two properties held for investment.

Merger Related Costs

Merger related costs include costs transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs. The Company incurred $14.7 million and $6.4 million of Merger related transaction costs during the years ended December 31, 2008 and 2007, respectively, as a result of completing the Merger transaction on December 7, 2007.

Real Estate Related Impairments

The Company recognized an impairment charge of approximately $59.2 million during the year ended December 31, 2008, which includes $18.0 million related to certain unconsolidated real estate investments and $41.2 million related to two properties held for investment. In addition, the Company recognized impairment charges of approximately $31.2 million related to four properties sold during the year ended December 31, 2009, for which the net income (loss) of the properties are classified as discontinued operations for the year ended December 31, 2008. See Discontinued Operations discussion below.

Goodwill and Intangible Assets Impairment

The Company recognized a goodwill and intangible assets impairment charge of approximately $181.3 million during the year ended December 31, 2008. The total impairment charge of $181.3 million is comprised of $172.7 million related to goodwill impairment and $8.6 million related to the impairment of intangible contract rights. During the fourth quarter of 2008, the Company identified the uncertainty surrounding the global economy and the volatility of the Company’s market capitalization as goodwill impairment indicators. The Company’s goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008. The Company also analyzed its trade name for impairment pursuant to the requirements of the Intangibles — Goodwill and Other Topic and determined that the trade name was not impaired as of December 31, 2008. Accordingly, no impairment charge was recorded related to the trade name during the year ended December 31, 2008. In addition to testing goodwill and its trade name for impairment, the Company tested the intangible contract rights for impairment during the fourth quarter of 2008. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on management’s analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, the Company determined that there are certain properties for which receipt of disposition fees was improbable. As a result, the Company recorded an impairment charge of approximately $8.6 million related to the impaired intangible contract rights as of December 31, 2008.

Equity in Earnings (Losses) of Unconsolidated Real Estate

In the first quarter of 2008, the Company wrote off its investment in GERA, which resulted in a net impact of approximately $5.8 million, including $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs. In addition, equity in losses for the year ended December 31, 2008 includes a $7.5 million loss related to the Company’s investment in five joint ventures and seven LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated properties.

Other Income (Expense)

Other expense of $6.5 million for the year ended December 31, 2008, includes $4.6 million of investment losses related to Alesco and a $1.8 million loss on sale of marketable equity securities.

Discontinued Operations

In accordance with the requirements of the Property, Plant, and Equipment Topic, for the year ended December 31, 2008, discontinued operations primarily includes the net income (loss) of two properties that were sold and two properties that were effectively abandoned under the accounting standards during the year ended December 31, 2009. The net loss of $23.9 million for the year ended December 31, 2008 includes a $0.4 million gain on sale, net of taxes, and a $24.3 million loss from discontinued operations, net of taxes, which includes $31.2 million of real estate related impairments. The net loss of $0.7 million for the year ended December 31, 2007 includes a $0.3 million gain on sale, net of taxes, and a $1.0 million loss from discontinued operations, net of taxes.

Income Tax

The Company recognized a tax benefit from continuing operations of approximately $0.8 million for the year ended December 31, 2008, compared to a tax expense of $14.8 million for the same period in 2007. In 2008 and 2007, the reported effective income tax rates were 0.3% and 38.3%, respectively. The 2008 effective tax rate was negatively impacted by impairments of Goodwill and the recording of a valuation allowance against deferred tax assets to the extent the realization of the associated tax benefit is not more-likely-than-not. Based on management’s evaluation of the Company’s tax position, it is believed the amounts related to the valuation allowances are appropriately accrued. The Company’s deferred tax assets are primarily attributable to impairments of various real estate holdings. (See Note 24 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.)

Net (Loss) Income Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by $13.7 million, or 697.6%, to $11.7 million during the year ended December 31, 2008, compared to net income attributable to noncontrolling interests of $2.0 million for the same period in 2007. Net loss attributable to noncontrolling interests includes $8.6 million in real estate related impairments recorded at the underlying properties during the year ended December 31, 2008.

Net (Loss) Income Attributable to Grubb & Ellis Company

As a result of the above items, the Company recognized a net loss of approximately $330.9 million, or $5.21 per diluted share for the year ended December 31, 2008, compared to net income of $21.1 million, or $0.53 per diluted share, for the same period in 2007.

Liquidity and Capital Resources

Current Sources of Capital and Liquidity

The Company believes that it will have sufficient capital resources to satisfy its liquidity needs over the next twelve-month period. The Company expects to meet its short-term liquidity needs, which may include principal repayments of mortgage debt in connection with recourse guarantee obligations, investments in various real estate investor programs and institutional funds and capital expenditures, through current and retained cash flow earnings, and proceeds from the potential issuance of equity securities and the potential sale of other assets.

During 2008 and 2009, the Company entered into four amendments to its Credit Facility on August 5, 2008, November 4, 2008, May 20, 2009 and September 30, 2009. The final amendment, among other things, extended the time to effect a recapitalization under its Credit Facility from September 30, 2009 to November 30, 2009. Pursuant to the final amendment, the Company also received the right to prepay its Credit Facility in full at any time on or prior to November 30, 2009 at a discounted amount equal to 65% of the aggregate principal amount outstanding. On November 6, 2009, concurrently with the closing of the private placement of 12% Preferred Stock, the Company repaid its Credit Facility in full at the discounted amount and the Credit Facility was terminated in accordance with its terms.

Long-Term Liquidity Needs

The Company expects to meet its long-term liquidity needs, which may include principal repayments of debt obligations, investments in various real estate investor programs and institutional funds and capital expenditures, through current and retained cash flow earnings, the sale of real estate properties and proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. The Company may seek to obtain new secured or unsecured lines of credit in the future, although the Company can provide no assurance that it will find financing on favorable terms or at all.

Factors That May Influence Future Sources of Capital and Liquidity

On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company would be required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed capital to fund the earn-out payments. As of December 31, 2009, the Company has invested $0.5 million in seed capital into the open and closed end real estate funds that Alesco launched during 2008. In 2010, the Company projects to have cash outflows of approximately $2.8 million related to investments and working capital contributions. In addition, the Company may launch, subject to the agreement and control of the operating partners, two additional closed end funds which could require seed capital up to $5.0 million. The Company anticipates that such amounts will only be funded to the extent the Company has available cash to contribute into the Alesco funds.

Cash Flow

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash used in operating activities increased $28.4 million to $62.0 million for the year ended December 31, 2009, compared to net cash used in operating activities of $33.6 million for the same period in 2008. Net cash used in operating activities included a decrease in net loss of $262.1 million adjusted for decreases in non-cash reconciling items, the most significant of which included $180.5 million in goodwill impairment, $66.4 million in real estate related impairments, $11.0 million in depreciation and amortization, $0.9 million as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty, partially offset by a $4.9 million increase in deferred taxes. Also contributing to this increase in net cash used in operating activities were net changes in other operating assets and liabilities of $36.3 million.

Net cash provided by (used in) investing activities was $97.2 million and ($76.3) million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, net cash provided by investing activities related primarily to proceeds from the sale of properties of $93.5 million. For the year ended December 31, 2008, net cash used in investing activities related primarily to the acquisition of properties of $122.2 million and investments in unconsolidated entities of $29.2 million offset by proceeds from repayment of advances to related parties net of advances to related parties of $6.9 million and proceeds from collection of real estate deposits and pre-acquisition costs net of payment of real estate deposits and pre-acquisition costs of $59.1 million.

Net cash (used in) provided by financing activities was ($29.1) million and $93.6 million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, net cash used in financing activities related primarily to repayment of advances on the line of credit of $56.3 million and repayment of notes payable and capital lease obligations of $79.4 million offset by advances on the line of credit of $15.2 million, proceeds from the issuance of senior notes of $5.0 million and proceeds from the issuance of preferred stock of $85.1 million. For the year ended December 31, 2008, net cash provided by financing activities related primarily to advances on the line of credit of $55.0 million and borrowings on notes payable and capital lease obligations of $103.3 million offset by repayments of notes payable and capital lease obligations of $56.4 million.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net cash used in operating activities increased $67.2 million to $33.6 million for the year ended December 31, 2008, compared to net cash provided by operating activities of $33.5 million for the same period in 2007. Net cash used in operating activities included a decrease in net income of $365.6 million adjusted for an increase in non-cash reconciling items, the most significant of which was $181.3 million in goodwill impairment, $90.4 million in real estate related impairments, $11.7 million in share-based compensation, $29.0 million in depreciation and amortization primarily related to five properties held for sale, $1.2 million as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty, partially offset by a $3.3 million increase in deferred taxes. Also contributing to this increase was cash used in net changes in other operating assets and liabilities of $36.3 million.

Net cash used in investing activities decreased $410.6 million to $76.3 million for the year ended December 31, 2008, compared to $486.9 million for the same period in 2007. This decrease in cash used in investing activities was primarily related to a decrease of $483.0 million of cash used in the acquisition and related improvements of office properties and asset purchases for sponsored TIC Programs, partially offset by $92.9 million in proceeds from the sales of certain real estate assets in 2007.

Net cash provided by financing activities decreased $306.9 million to $93.6 million for the year ended December 31, 2008, compared to $400.5 million for the same period in 2007. The decrease was primarily due to a decrease of $443.7 million in borrowings on notes payable related to properties purchased for sponsored TIC Programs in 2008, a decrease of $27.0 million in contributions from noncontrolling interests in 2008 offset by a decrease of $87.5 million in repayments of notes payable and capital lease obligations and an increase in advances on the line of credit of $55.0 million in 2008.

Commitments, Contingencies and Other Contractual Obligations

Contractual Obligations

The Company leases office space throughout the country through non-cancelable operating leases, which expire at various dates through June 30, 2020.

The following table summarizes contractual obligations as of December 31, 2009 and the effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. This table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
(In thousands)	2010	(2011-2012)	(2013-2014)	(After 2014)	Total

Principal — properties held for investment	$—	$—	$37,000	$70,000	$107,000
Interest — properties held for investment	6,061	12,804	12,698	10,048	41,611
Principal — senior notes	—	16,277	—	—	16,277
Interest — senior notes	1,424	843	—	—	2,267
Operating lease obligations — others	15,240	30,832	30,763	8,965	85,800
Operating lease obligations — general	22,703	37,991	19,909	12,458	93,061
Capital lease obligations	939	755	—	—	1,694

Total	$46,367	$99,502	$100,370	$101,471	$347,710

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

The Company deferred revenues relating to these agreements of $0.3 million, $1.0 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Additional losses of $4.7 million and $14.3 million related to these agreements were recorded during the years ended December 31, 2009 and 2008, respectively, to reflect the impairment in value of properties underlying the agreements with investors. As of December 31, 2009 the Company had recorded liabilities totaling $22.8 million related to such agreements, consisting of $3.8 million of cumulative deferred revenues and $19.0 million of additional losses related to these agreements.

Off-Balance Sheet Arrangements.  From time to time the Company provides guarantees of loans for properties under management. As of December 31, 2009, there were 146 properties under management with loan guarantees of approximately $3.6 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.0 million and $154.8 million as of December 31, 2009, respectively.

The Company’s guarantees consisted of the following as of December 31, 2009 and 2008:

	December 31,
(In thousands)	2009	2008

Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,416,849	$3,372,007
Non-recourse/carve-out guarantees of the Company’s debt(1)	$97,000	$97,000
Recourse guarantees of debt of properties under management	$33,898	$42,426
Recourse guarantees of the Company’s debt(2)	$10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes personal liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property. While there is not a standard document evidencing these guarantees, liability under the non-recourse carve-out guarantees generally may be triggered by, among other things, any or all of the following:

•	a voluntary bankruptcy or similar insolvency proceeding of any borrower;

•	a “transfer” of the property or any interest therein in violation of the loan documents;

•	a violation by any borrower of the special purpose entity requirements set forth in the loan documents;

•	any fraud or material misrepresentation by any borrower or any guarantor in connection with the loan;

•	the gross negligence or willful misconduct by any borrower in connection with the property, the loan or any obligation under the loan documents;

•	the misapplication, misappropriation or conversion of (i) any rents, security deposits, proceeds or other funds, (ii) any insurance proceeds paid by reason of any loss, damage or destruction to the property, and (iii) any awards or other amounts received in connection with the condemnation of all or a portion of the property;

•	any waste of the property caused by acts or omissions of borrower of the removal or disposal of any portion of the property after an event of default under the loan documents; and

•	the breach of any obligations set forth in an environmental or hazardous substances indemnification agreement from borrower.

Certain violations (typically the first three listed above) render the entire debt balance recourse to the guarantor regardless of the actual damage incurred by lender, while the liability for other violations is limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees. Generally the guarantor irrevocably and unconditionally guarantees to the lender the payment and performance of the guaranteed obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor covenants and agrees that it is liable for the guaranteed obligations as a primary obligor. As of December 31, 2009, to the best of the Company’s knowledge, there is no amount of debt owed by the Company as a result of the borrowers engaging in prohibited acts.

(2)	In addition to the $10.0 million principal guarantee, the Company has guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.

Management initially evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of the Guarantees Topic. Any such liabilities were insignificant as of December 31, 2009 and 2008. In addition, on an ongoing basis, the Company evaluates the need to record additional liability in accordance with the requirements of the Contingencies Topic. As of December 31, 2009 and 2008, the Company had recourse guarantees of $33.9 million and $42.4 million, respectively, relating to debt of properties under management. As of December 31, 2009, approximately $9.8 million of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In evaluating the potential liability relating to such guarantees, the Company considers factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of December 31, 2009 and 2008, the Company recorded a liability of $3.8 million and $9.1 million, respectively, related to its estimate of probable loss related to recourse guarantees of debt of properties under management which matured in January and April 2009.

Subsequent Events

For a discussion of subsequent events, see Note 27, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Management believes that the primary market risk to which the Company would be exposed would be interest rate risk. As of December 31, 2009, the Company had no outstanding variable rate debt; therefore Management believes the Company has no interest rate risk. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past the Company has entered into derivative financial instruments such as interest rate swap and cap agreements when appropriate and may do so in the future. The Company had no such agreements outstanding as of December 31, 2009.

In addition to interest rate risk, the value of the Company’s real estate investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect the Company’s ability to refinance its outstanding mortgage debt, if necessary.

Except for the acquisition of Grubb & Ellis Alesco Global Advisors, LLC, as previously described, the Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The table below presents, as of December 31, 2009, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$—	$—	$—	$—	$37,000	$70,000	$107,000	$94,453
Weighted average interest rate on maturing debt	—	—	—	—	6.32%	6.29%	6.30%	—

Notes payable were $107.0 million as of December 31, 2009. As of December 31, 2009, the Company had fixed rate mortgage loans with effective interest rates ranging from 6.29% to 6.32% and a weighted average effective interest rate of 6.30% per annum.

In addition, as of December 31, 2009, the Company had $16.3 million in senior notes outstanding at a fixed interest rate of 8.75% per annum and a fair value of $15.8 million.

As of December 31, 2008, the outstanding principal balance on the Credit Facility and mortgage loan debt obligations totaled $63.0 million and $216.0 million, respectively. As of December 31, 2008 the outstanding principal balance on these variable rate debt obligations was $108.7 million, with a weighted average interest rate of 3.78% per annum. During the year ended December 31, 2009, the Credit Facility was repaid in full at the discounted amount and the properties with variable rate mortgage debt were deconsolidated.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.), a wholly owned subsidiary as of December 31, 2008 and for the years ended December 31, 2008 and 2007, which statements reflect total assets of $6,264,000 as of December 31, 2008, and total revenues of $15,224,000 and $18,315,000 for the years ended December 31, 2008 and 2007, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.), is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.)
Santa Ana, California

We have audited the statements of financial condition of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.) (the “Company”) (not separately included herein) as of December 31, 2008, and the related statements of operations, changes in stockholder’s equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.) as of December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

San Diego, California November 19, 2009	/s/ PKF PKF Certified Public Accountants A Professional Corporation

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$39,101	$32,985
Restricted cash	13,875	36,047
Investment in marketable equity securities	690	1,510
Accounts receivable from related parties — net	9,169	22,630
Notes and advances to related parties — net	1,019	12,082
Service fees receivable — net	30,293	26,987
Current portion of professional service contracts — net	3,626	4,326
Real estate deposits and pre-acquisition costs	1,321	5,961
Properties held for sale	—	78,708
Identified intangible assets and other assets held for sale — net	—	25,747
Prepaid expenses and other assets	16,497	23,620
Refundable income taxes	4,992	—

Total current assets	120,583	270,603
Accounts receivable from related parties — net	15,609	11,072
Advances to related parties — net	14,607	11,499
Professional service contracts — net	7,271	10,320
Investments in unconsolidated entities	3,783	8,733
Properties held for investment — net	82,189	88,699
Property, equipment and leasehold improvements — net	13,190	14,020
Identified intangible assets — net	94,952	100,631
Other assets — net	5,140	4,700

Total assets	$357,324	$520,277

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,867	$70,222
Due to related parties	2,267	2,447
Line of credit	—	63,000
Current portion of capital lease obligations	939	333
Notes payable of properties held for sale	—	108,959
Liabilities of properties held for sale — net	—	9,257
Other liabilities	38,864	37,550
Deferred tax liabilities	—	2,080

Total current liabilities	104,937	293,848
Long-term liabilities:
Senior notes	16,277	16,277
Notes payable and capital lease obligations	107,755	107,203
Other long-term liabilities	11,622	11,875
Deferred tax liabilities	25,477	17,298

Total liabilities	266,068	446,501
Commitment and contingencies (Note 20)
Preferred stock: 12% cumulative participating perpetual convertible; $0.01 par value; 1,000,000 and 0 shares authorized as of December 31, 2009 and 2008, respectively; 965,700 and 0 shares issued and outstanding as of December 31, 2009 and 2008, respectively	90,080	—
Shareowners’ equity:
Preferred stock: $0.01 par value; 19,000,000 and 10,000,000, shares authorized as of December 31, 2009 and 2008, respectively; no shares issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock: $0.01 par value; 200,000,000 and 100,000,000 shares authorized as of December 31, 2009 and 2008, respectively; 67,352,440 and 65,382,601 shares issued and outstanding as of December 31, 2009 and 2008, respectively	674	654
Additional paid-in capital	412,754	402,780
Accumulated deficit	(412,101)	(333,263)

Total Grubb & Ellis Company shareowners’ equity	1,327	70,171

Noncontrolling interests	(151)	3,605

Total equity	1,176	73,776

Total liabilities and shareowners’ equity	$357,324	$520,277

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

REVENUE
Management services	$274,684	$253,664	$16,365
Transaction services	173,394	240,250	35,522
Investment management	57,282	101,581	149,651
Rental related	30,285	33,284	28,119

Total revenue	535,645	628,779	229,657

OPERATING EXPENSE
Compensation costs	469,538	503,004	104,109
General and administrative	80,078	99,829	42,860
Provision for doubtful accounts	24,768	19,831	1,391
Depreciation and amortization	12,324	16,028	9,321
Rental related	21,287	21,377	20,839
Interest	15,446	14,207	10,818
Merger related costs	—	14,732	6,385
Real estate related impairments	17,372	59,114	—
Goodwill and intangible asset impairment	738	181,285	—

Total operating expense	641,551	929,407	195,723

OPERATING (LOSS) INCOME	(105,906)	(300,628)	33,934

OTHER (EXPENSE) INCOME
Equity in (losses) earnings of unconsolidated entities	(1,148)	(13,311)	2,029
Interest income	555	902	2,996
Gain on extinguishment of debt	21,935	—	—
Other	404	(6,458)	(465)

Total other income (expense)	21,746	(18,867)	4,560

(Loss) income from continuing operations before income tax (provision) benefit	(84,160)	(319,495)	38,494
Income tax benefit (provision)	1,175	827	(14,753)

(Loss) income from continuing operations	(82,985)	(318,668)	23,741

DISCONTINUED OPERATIONS
Loss from discontinued operations — net of taxes	(4,956)	(24,278)	(960)
Gain on disposal of discontinued operations — net of taxes	7,442	357	252

Total income (loss) from discontinued operations	2,486	(23,921)	(708)

NET (LOSS) INCOME	(80,499)	(342,589)	23,033
Net (loss) income attributable to non-controlling interests	(1,661)	(11,719)	1,961

NET (LOSS) INCOME ATTRIBUTABLE TO GRUBB & ELLIS COMPANY	(78,838)	(330,870)	21,072
Preferred stock dividends	(1,770)	—	—

Net (loss) income attributable to Grubb & Ellis Company common shareowners	$(80,608)	$(330,870)	$21,072

Basic (loss) earnings per share
(Loss) income from continuing operations attributable to Grubb & Ellis Company common shareowners	$(1.31)	$(4.83)	$0.55
Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	0.04	(0.38)	(0.02)

Net (loss) earnings per share attributable to Grubb & Ellis Company common shareowners	$(1.27)	$(5.21)	$0.53

Diluted (loss) earnings per share
(Loss) income from continuing operations attributable to Grubb & Ellis Company common shareowners	$(1.31)	$(4.83)	$0.55
Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	0.04	(0.38)	(0.02)

Net (loss) earnings per share attributable to Grubb & Ellis Company common shareowners	$(1.27)	$(5.21)	$0.53

Basic weighted average shares outstanding	63,645	63,515	38,652

Diluted weighted average shares outstanding	63,645	63,515	38,653

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(In thousands)

				Accumulated	(Accumulated	Total Grubb &
			Additional	Other	Deficit)	Ellis Company	Non-
	Common Stock		Paid-In	Comprehensive	Retained	Shareowners’	Controlling	Total
	Shares	Amount	Capital	Loss	Earnings	Equity	Interests	Equity

Balance as of December 31, 2006	37,282	$373	$212,685	$(26)	$4,093	$217,125	$7,551	$224,676

Dividends declared	—	—	—	—	(14,373)	(14,373)	—	(14,373)
Vesting of share-based compensation	—	—	9,027	—	—	9,027	—	9,027
Common stock for merger transaction	26,196	262	171,953	—	—	172,215	—	172,215
Issuance of restricted shares to directors, officers and employees	1,450	14	—	—	—	14	—	14
Cancellation of non-vested restricted shares	(103)	(1)	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	42,061	42,061
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,866)	(2,866)
Deconsolidation of sponsored programs	—	—	—	—	—	—	(19,419)	(19,419)
Compensation expense on profit sharing arrangements	—	—	—	—	—	—	1,999	1,999
Distribution to a noncontrolling interest in consolidated entity	—	—	—	—	—	—	(1,391)	(1,391)
Change in unrealized loss on marketable securities, net of taxes	—	—	—	(1,023)	—	(1,023)	—	(1,023)
Net income	—	—	—	—	21,072	21,072	1,961	23,033

Comprehensive income	—	—	—	—	—	20,049	1,961	22,010

Balance as of December 31, 2007	64,825	$648	$393,665	$(1,049)	$10,792	$404,056	$29,896	$433,952

Dividends declared	—	—	—	—	(13,395)	(13,395)	—	(13,395)
Vesting of share-based compensation	—	—	11,248	—	210	11,458	—	11,458
Repurchase of common stock	(532)	(5)	(1,835)	—	—	(1,840)	—	(1,840)
Issuance of restricted shares to directors, officers and employees	1,552	15	(15)	—	—	—	—	—
Issuance of stock to directors, officers and employees related to equity compensation awards	77	1	378	—	—	379	—	379
Cancellation of non-vested restricted shares	(539)	(5)	(75)	—	—	(80)	—	(80)
Contributions from noncontrolling interests	—	—	—	—	—	—	15,084	15,084
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,093)	(4,093)
Deconsolidation of sponsored programs	—	—	—	—	—	—	(27,441)	(27,441)
Compensation expense on profit sharing arrangements	—	—	—	—	—	—	1,878	1,878
Change in unrealized loss on marketable securities, net of taxes	—	—	(586)	1,049	—	463	—	463
Net loss	—	—	—	—	(330,870)	(330,870)	(11,719)	(342,589)

Comprehensive loss	—	—	—	—	—	(330,407)	(11,719)	(342,126)

Balance as of December 31, 2008	65,383	654	402,780	—	(333,263)	70,171	3,605	73,776

Vesting of share-based compensation	—	—	10,878	—	—	10,878	—	10,878
Issuance of warrants	—	—	534	—	—	534	—	534
Preferred dividend declared	—	—	(1,770)	—	—	(1,770)	—	(1,770)
Issuance of restricted shares to directors, officers and employees	2,712	27	(27)	—	—	—	—	—
Cancellation of non-vested restricted shares	(743)	(7)	(191)	—	—	(198)	—	(198)
Contributions from noncontrolling interests	—	—	—	—	—	—	5,559	5,559
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,689)	(1,689)
Deconsolidation of sponsored programs	—	—	—	—	—	—	(5,517)	(5,517)
Compensation expense on profit sharing arrangements	—	—	550	—	—	550	(448)	102
Net loss	—	—	—	—	(78,838)	(78,838)	(1,661)	(80,499)

Comprehensive loss	—	—	—	—	—	(78,838)	(1,661)	(80,499)

Balance as of December 31, 2009	67,352	$674	$412,754	$—	$(412,101)	$1,327	$(151)	$1,176

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(80,499)	$(342,589)	$23,033
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of real estate	(12,245)	—	—
Equity in (earnings) losses of unconsolidated entities	1,148	13,311	(2,029)
Depreciation and amortization (including amortization of signing bonuses)	17,999	28,961	8,652
Loss on disposal of property, equipment and leasehold improvements	80	494	861
Goodwill and intangible asset impairment	738	181,285	—
Impairment of real estate	23,984	90,351	—
Share-based compensation	10,878	11,705	9,041
Compensation expense on profit sharing arrangements	102	1,878	1,999
Amortization/write-off of intangible contractual rights	251	1,179	3,133
Amortization of deferred financing costs	2,213	1,006	1,713
Gain on extinguishment of debt	(32,111)	—	—
(Gain) loss on sale of marketable equity securities	(460)	7,215	(184)
Deferred income taxes	1,107	(3,784)	(7,109)
Allowance for uncollectible accounts	10,714	13,319	806
Loss on write-off of real estate deposits, pre-acquisition costs and advances to related parties	446	2,415	—
Other operating noncash gains (losses)	—	2,267	8
Changes in operating assets and liabilities:
Accounts receivable from related parties	7,596	6,481	6,018
Prepaid expenses and other assets	(1,603)	(28,945)	(36,295)
Accounts payable and accrued expenses	(5,479)	(19,915)	15,884
Other liabilities	(6,824)	(263)	8,012

Net cash (used in) provided by operating activities	(61,965)	(33,629)	33,543

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,881)	(4,407)	(3,331)
Tenant improvements and capital expenditures	(2,531)	—	—
Purchases of marketable equity securities	(3,860)	(997)	(30,732)
Proceeds from sale of marketable equity securities	—	2,653	22,870
Advances to related parties	(4,171)	(13,173)	(39,112)
Proceeds from repayment of advances to related parties	2,323	20,043	117,496
Payments to related parties	(180)	(882)	(2,704)
Origination of notes receivable from related parties	—	(15,100)	(39,300)
Proceeds from repayment of notes receivable from related parties	—	13,600	41,700
Investments in unconsolidated entities	(566)	(29,163)	(9,076)
Sale of tenant-in-common interests in unconsolidated entities	—	—	20,466
Distributions of capital from unconsolidated entities	752	914	1,256
Acquisition of businesses — net of cash acquired	—	—	339
Acquisition of properties	—	(122,163)	(605,126)
Proceeds from sale of properties	93,471	—	92,945
Real estate deposits and pre-acquisition costs	(199)	(59,780)	(50,202)
Proceeds from collection of real estate deposits and pre-acquisition costs	4,717	118,835	49,427
Change in restricted cash	10,339	13,290	(53,825)

Net cash provided by (used in) investing activities	97,214	(76,330)	(486,909)

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	15,206	55,000	—
Repayment of advances on line of credit	(56,271)	—	(30,000)
Borrowings on notes payable and capital lease obligations	936	103,339	547,015
Repayments of notes payable and capital lease obligations	(79,394)	(56,386)	(143,848)
Financing costs	(1,801)	(2,412)	(1,460)
Proceeds from issuance of senior notes	5,000	—	6,015
Net proceeds from issuance of preferred stock	85,080	—	—
Net proceeds from issuance of common stock	—	52	—
Repurchase of common stock	—	(1,840)	—
Dividends paid to common shareowners	—	(15,128)	(16,449)
Dividends paid to preferred shareowners	(1,770)	—	—
Contributions from noncontrolling interests	5,959	15,084	42,061
Distributions to noncontrolling interests	(2,078)	(4,093)	(2,866)

Net cash (used in) provided by financing activities	(29,133)	93,616	400,468

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,116	(16,343)	(52,898)
Cash and cash equivalents — beginning of year	32,985	49,328	102,226

Cash and cash equivalents — end of year	$39,101	$32,985	$49,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,431	$21,089	$10,148

Income taxes	$1,298	$2,151	$22,622

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Issuance of warrants	$534	$—	$—

Accrual for tenant improvements, lease commissions and capital expenditures	$236	$739	$814

Equipment acquired with capital lease obligations	$2,270	$52	$541

Dividends accrued	$—	$—	$1,733

Deconsolidation of assets related to properties or properties held by variable interest entities	$9,699	$301,656	$372,674

Deconsolidation of liabilities related to properties or properties held by variable interest entities	$23,017	$222,448	$269,732

Deconsolidation of sponsored mutual fund	$5,141	$—	$—

Assets acquired in acquisition	$—	$—	$462,730

Liabilities assumed in acquisition	$—	$—	$259,659

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.	ORGANIZATION

Grubb & Ellis Company and its consolidated subsidiaries are referred to herein as “the Company,” “Grubb & Ellis,” “we,” “us,” and “our.” Grubb & Ellis, a Delaware corporation founded over 50 years ago, is a commercial real estate services and investment company. Our 6,000 professionals in 126 company-owned and affiliate offices draw from a unique platform of real estate services, practice groups and investment products to deliver comprehensive, integrated solutions to real estate owners, tenants and investors. The firm’s transaction, management, consulting and investment services are supported by proprietary market research and extensive local expertise.

The Company offers property owners, corporate occupants and program investor’s comprehensive integrated real estate solutions, including management, transactions, consulting and investment advisory services supported by market research and local market expertise. Through its investment subsidiaries, the Company sponsors real estate investment programs that provide individuals and institutions the opportunity to invest in a broad range of real estate investment vehicles, including public non-traded real estate investment trusts (REITs), tenant-in-common (“TIC”) investments suitable for tax-deferred 1031 exchanges, mutual funds and other real estate investment funds.

In certain instances throughout these Financial Statements phrases such as “legacy Grubb & Ellis” or similar descriptions are used to reference, when appropriate, Grubb & Ellis prior to the Merger of Grubb & Ellis with NNN (see Note 10). Similarly, in certain instances throughout these Financial Statements the term NNN, “legacy NNN” or similar phrases are used to reference, when appropriate, NNN Realty Advisors, Inc. prior to the Merger.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned controlled subsidiaries’, variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and partnerships/limited liability companies (“LLCs”) in which the Company is the managing member or general partner and the other partners/members lack substantive rights (hereinafter collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with the requirements of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”).

The Company consolidates entities that are VIEs when the Company is deemed to be the primary beneficiary of the VIE. For entities in which (i) the Company is not deemed to be the primary beneficiary, (ii) the Company’s ownership is 50.0% or less and (iii) the Company has the ability to exercise significant influence, the Company uses the equity accounting method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions less distributions). The Company also uses the equity method of accounting for jointly controlled TIC interests. As reconsideration events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash — Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties as well as cash reserve accounts held for the benefit of various insurance providers. As of December 31, 2009 and 2008, the restricted cash was $13.9 million and $36.0 million, respectively.

Marketable Securities — The Company accounts for investments in marketable debt and equity securities in accordance with the requirements of the Investments — Debt and Equity Securities Topic of the Codification “Topic”. The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities acquired are classified with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when there is a positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

In accordance with the requirements of the Topic, trading securities are carried at their fair value with realized and unrealized gains and losses included in the statement of operations. The available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of shareowners’ equity. Premiums and discounts are recognized in interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Accounts Receivable from Related Parties — Accounts receivable from related parties consists of fees earned from syndicated entities and properties under management related to the Company’s sponsored programs, including property and asset management fees. Property and asset management fees are collected from the operations of the underlying real estate properties.

Allowance for Uncollectible Receivables — Receivables are carried net of management’s estimate of uncollectible receivables. Management’s determination of the adequacy of these allowances is based upon evaluations of historical loss experience, operating performance of the underlying properties, current economic conditions, and other relevant factors.

Real Estate Deposits and Pre-acquisition Costs — Real estate deposits and pre-acquisition costs are incurred when the Company evaluates properties for purchase and syndication. Pre-acquisition costs are capitalized as incurred. Real estate deposits may become nonrefundable under certain circumstances. The majority of the real estate deposits outstanding as of December 31, 2009 and 2008, were either refunded to the Company during the subsequent year or used to purchase property and subsequently reimbursed from the syndicated equity. Costs of abandoned projects represent pre-acquisition costs associated with properties no longer sought for acquisition by the Company and are included in general and administrative expense in the Company’s consolidated statement of operations.

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

Purchase Price Allocation — In accordance with the requirements of the Business Combinations Topic, the purchase price of acquired businesses or properties is allocated to tangible and identified intangible assets and liabilities based on their respective fair values. In the case of real estate acquisitions, the allocation to tangible assets (building and land) is based upon determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in identified intangible assets, net in the accompanying consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in liabilities in the accompanying consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

Identified Intangible Assets — The Company’s acquisitions require the application of purchase accounting in accordance with the requirements of the Business Combinations Topic. Identified intangible assets include a trade name, which is not being amortized and has an indefinite estimated useful life. Other identified intangible assets acquired includes in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. These allocations are subject to change within one year of the date of purchase based on information related to one or more events identified at the date of purchase that confirm the value of an asset or liability of an acquired property. The remaining other intangible assets primarily include contract rights, affiliate agreements and internally developed software, which are all being amortized over estimated useful lives ranging from 1 to 20 years.

Properties Held for Investment — Properties held for investment are carried at historical cost less accumulated depreciation, net of any impairments. The cost of these properties includes the cost of land, completed buildings, and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years, and the shorter of the lease term or useful life, ranging from one to ten years for tenant improvements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Properties Held for Sale — In accordance with the requirements of the Property, Plant, and Equipment Topic, at the time a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, no depreciation or amortization of tenant origination cost is recorded for a property classified as held for sale. The Company classifies operating properties as properties held for sale in the period in which all of the required criteria are met.

The Topic requires, in many instances, that the balance sheet and income statements for both current and prior periods report the assets, liabilities and results of operations of any component of an entity which has either been disposed of, or is classified as held for sale, as discontinued operations. In instances when a company expects to have significant continuing involvement in the component beyond the date of sale, the operations of the component instead continue to be fully recorded within the continuing operations of the Company through the date of sale. In accordance with this requirement, the Company records any results of operations related to its real estate held for sale as discontinued operations only when the Company expects not to have significant continuing involvement in the real estate after the date of sale.

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

Impairment of Long-Lived Assets — In accordance with the requirements of the Property, Plant, and Equipment Topic, long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the asset, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. If an impairment indicator exists, the Company generally uses a discounted cash flow model to estimate the fair value of the property and measure the impairment. Management uses its best estimate in determining the key assumptions, including the expected holding period, future occupancy levels, capitalization rates, discount rates, rental rates, lease-up periods and capital expenditure requirements. As of December 31, 2009, capitalization rates used in these measurements generally fell within a range of 8.4% to 9.4%. The Company recorded real estate impairments related to property held for investment of $7.1 million and $41.2 million during the years ended December 31, 2009 and 2008, respectively. There were no real estate related impairments related to properties held for investment recognized during the year ended December 31, 2007. The Company recorded real estate related impairments related to investments in unconsolidated entities and funding commitments for obligations related to certain of the Company’s sponsored real estate programs of $10.3 million and $18.0 million during the years ended December 31, 2009 and 2008, respectively. There were no real estate related impairments related to investments in unconsolidated entities recognized during the year ended December 31, 2007. The Company recorded real estate impairments related to two properties sold and two properties effectively abandoned under the accounting standards during the year ended December 31, 2009 of approximately $6.6 million and $31.2 million during the years ended December 31, 2009 and 2008, respectively, which are included in discontinued operations. There were no real estate related impairments related to properties held for sale recognized during the year ended December 31, 2007.

The Company recognizes goodwill and other non-amortizing intangible assets in accordance with the requirements of the Intangibles — Goodwill and Other Topic. Under the Topic, goodwill is recorded at its carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist, at a level of reporting referred to as a reporting unit. The Company recognizes goodwill in accordance with

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the requirements of the Topic and tests the carrying value for impairment during the fourth quarter of each year. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of its reporting units, the Company used a discounted cash flow model and market comparable data. Significant judgment is required by management in developing the assumptions for the discounted cash flow model. These assumptions include cash flow projections utilizing revenue growth rates, profit margin percentages, discount rates, market/economic conditions, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. The Company also tests its trade name for impairment during the fourth quarter of each year. The Company estimates the fair value of its trade name by using a discounted cash flow model. Assumptions used in the discounted cash flow model include revenue projections, royalty rates and discount rates. If the estimated fair value of the trade name exceeds the carrying value, the trade name is considered to not be impaired. If the carrying value exceeds the estimated fair value, an impairment charge is recorded for the excess of the carrying value over the estimated fair value of the trade name. In addition to testing goodwill and its trade name for impairment, the Company tests the intangible contract rights for impairment during the fourth quarter of each year, or more frequently if events or circumstances indicate the asset might be impaired. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. The Company analyzes the current and projected property values, condition of the properties and status of mortgage loans payable, to determine if there are certain properties for which receipt of disposition fees are improbable. If the Company determines that certain disposition fees are improbable, the Company records an impairment charge for such contract rights.

Revenue Recognition

Management Services

Management fees are recognized at the time the related services have been performed by the Company, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse the Company for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract are recognized as revenue by the Company in the same period as the related expenses are incurred. In certain instances, the Company subcontracts its property management services to independent property managers, in which case the Company passes a portion of their property management fee on to the subcontractor, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to its subcontractors.

Transaction Services

Real estate commissions are recognized when earned, which is typically the close of escrow. Receipt of payment occurs at the point at which all Company services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees are recognized at the time the related services have been performed and delivered by the Company to the client, unless future contingencies exist.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Management

The Company earns fees associated with its transactions by structuring, negotiating and closing acquisitions of real estate properties to third-party investors. Such fees include acquisition fees for locating and acquiring the property and selling it to various TIC investors, REITs and the Company’s various sponsored real estate funds. The Company accounts for acquisition and loan fees in accordance with the requirements of the Real Estate — General Topic, and the Real Estate — Sales Topic. In general, the Company records the acquisition and loan fees upon the close of sale to the buyer if the buyer is independent of the seller, collection of the sales price, including the acquisition fees and loan fees, is reasonably assured, and the Company is not responsible for supporting operations of the property. Organizational marketing expense allowance (“OMEA”) fees are earned and recognized from gross proceeds of equity raised in connection with TIC offerings and are used to pay formation costs, as well as organizational and marketing costs. When the Company does not meet the criteria for revenue recognition under Real Estate — Sales Topic and the Real Estate — General Topic, revenue is deferred until revenue can be reasonably estimated or until the Company defers revenue up to its maximum exposure to loss. The Company earns disposition fees for disposing of the property on behalf of the REIT, investment fund or TIC. The Company recognizes the disposition fee when the sale of the property closes. The Company is entitled to loan advisory fees for arranging financing related to properties under management.

The Company earns asset and property management fees primarily for managing the operations of real estate properties owned by the real estate programs, REITs and LLCs the Company sponsors. Such fees are based on pre-established formulas and contractual arrangements and are earned as such services are performed. The Company is entitled to receive reimbursement for expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. The Company is also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through its dealer-manager, the Company facilitates capital raising transactions for its programs. The Company’s wholesale dealer-manager services are comprised of raising capital for its programs through its selling broker-dealer relationships. Most of the commissions, fees and allowances earned for its dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and the Company retains the balance. Accordingly, the Company records these fees net of the amounts paid to its selling broker-dealer relationships.

Professional Service Contracts — The Company holds multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to five years. Amortization expense relating to these contracts of approximately $7.9 million, $9.2 million and $0.4 million was recorded for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in compensation costs in the Company’s consolidated statement of operations.

Fair Value of Financial Instruments — The Financial Instruments Topic, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. The Topic defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each reporting period based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the fair values of the Company’s notes payable and senior notes were approximately $94.5 million, $15.8 million, respectively, compared to the carrying values of $107.0 million and $16.3 million, respectively. As of December 31, 2008, the fair values of the Company’s notes payable, senior notes and lines of credit were approximately $202.5 million, $15.5 million and $60.0 million, respectively, compared to the carrying values of $216.0 million, $16.3 million and $63.0 million, respectively. The amounts recorded for accounts receivable, notes receivable, advances and accounts payable and accrued liabilities approximate fair value due to their short-term nature.

Fair Value Measurements — Effective January 1, 2008, the Company adopted the requirements of the Fair Value Measurements and Disclosures Topic. The Topic defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Topic applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

The Fair Value Measurements and Disclosures Topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Topic establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents changes in financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the year ended December 31, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
	December 31,	Assets	Inputs	Inputs	Impairment
(In thousands)	2009	Level 1	Level 2	Level 3	Losses

Assets
Investments in marketable equity securities	$690	$690	$—	$—	$—
Properties held for investment	$82,189	$—	$—	$82,189	$(7,050)
Investments in unconsolidated entities	$3,783	$—	$—	$3,783	$(3,201)
Life insurance contracts	$1,044	$—	$1,044	$—	$—

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the year ended December 31, 2008:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
	December 31,	Assets	Inputs	Inputs	Impairment
(In thousands)	2008	Level 1	Level 2	Level 3	Losses

Assets
Investments in marketable equity securities	$1,510	$1,510	$—	$—	$—
Properties held for investment	$88,699	$—	$—	$88,699	$(41,160)
Investments in unconsolidated entities	$8,733	$—	$—	$8,733	$(982)
Life insurance contracts	$1,085	$—	$1,085	$—	$—

Share-based Compensation — Effective January 1, 2006, the Company adopted the requirements of the Compensation — Stock Compensation Topic under the modified prospective transition method. The Topic requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.

(Loss) earnings per share — The Company applies the two-class method when computing its earnings per share as required by the Earnings Per Share Topic, which requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of stock based on their contractual rights. To the extent the Company has undistributed earnings in any calendar quarter, the Company will follow the two-class method of computing earnings per share. Basic (loss) earnings per share is computed by dividing net (loss) income attributable to common shareowners by the weighted average number of common shares outstanding during each period. The computation of diluted (loss) earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares. Contingently issuable shares represent non-vested stock awards and unvested stock fund units in the deferred compensation plan. In accordance with the requirements of the Earnings Per Share Topic, these shares are included in the dilutive earnings per share calculation under the treasury stock method, unless the effect of inclusion would be anti-dilutive. Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the conversion as a result of the Merger (see Note 10 for additional information).

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable. The Company currently maintains substantially all of its cash with several major financial institutions. The Company has cash in financial institutions which are insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2009, the Company had cash accounts in excess of FDIC insured limits. The Company believes this risk is not significant.

Accrued Claims and Settlements — The Company has maintained partially self-insured and deductible programs for errors and omissions, general liability, workers’ compensation and certain employee health care costs. Reserves for all such programs are included in accrued claims and settlements and compensation and employee benefits payable, as appropriate. Reserves are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims.

Guarantees — The Company accounts for its guarantees in accordance with the requirements of the Guarantees Topic. The Topic elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability.

Income Taxes — Income taxes are accounted for under the asset and liability method in accordance with the requirements of the Income Taxes Topic. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the years ended December 31, 2009 and 2008, the Company recorded a valuation allowance of $30.5 million and $49.7 million, respectively. The Topic further requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. The Company also assesses its ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. The Company does not record valuation allowances for deferred tax assets that it believes will be realized in future periods. While the Company believe the resulting tax balances as of December 31, 2009 and 2008 are appropriately accounted for in accordance with the Income Taxes Topic, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Company’s consolidated financial statements and such adjustments could be material. See Note 24 for further information regarding income taxes.

Comprehensive Income (Loss) — Pursuant to the requirements of the Comprehensive Income Topic, the Company has included a calculation of comprehensive (loss) income in its accompanying consolidated statements of shareowners’ equity for the years ended December 31, 2009, 2008 and 2007. Comprehensive (loss) income includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income.

Segment Disclosure — In accordance with the requirements of the Segment Reporting Topic, the Company divides its services into three primary business segments: management services, transaction services and investment management.

Derivative Instruments and Hedging Activities — The Company applies the requirements of the Derivatives and Hedging Topic. The Topic requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, while changes in that fair value may increase or decrease reported net (loss) income or shareowners’ equity, depending on interest rate levels and computed “effectiveness” of the derivatives, as that term is defined by the requirements of the Topic, but will have no effect on cash flows. The Company does not have any derivative instruments as of December 31, 2009. As of December 31, 2008, the Company’s derivatives consisted solely of four interest rate cap agreements with third parties, which were executed in relation to its credit agreement or notes payable obligations. These cap agreements were accounted for as ineffective cash flow hedges as of December 31, 2008.

Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted an amendment to the requirements of the Consolidation Topic which require noncontrolling interests to be reported within the equity section of the consolidated balance sheets, and amounts attributable to controlling and noncontrolling interests to be reported separately in the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated income statements and consolidated statement of shareowners’ equity. The adoption of these provisions did not impact earnings (loss) per share attributable to the Company’s common shareowners.

On January 1, 2009, the Company adopted an amendment to the Earnings Per Share Topic which requires that the two-class method of computing basic earnings per share be applied when there are unvested share-based payment awards that contain rights to nonforfeitable dividends outstanding during a reporting period. These participating securities share in undistributed earnings with common shareholders for purposes of calculating basic earnings per share. Upon adoption, the presentation of all prior period EPS data was adjusted retrospectively with no material impact.

In June 2009, the FASB issued an amendment to the requirements of the Consolidation Topic, which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently defined as VIEs, as well as qualifying special-purpose entities that are currently excluded from the definition of VIEs by the Consolidation Topic. Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. The requirements of the amended Topic are effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company is reviewing any impact this may have on the consolidated financial statements.

The Company has adopted the requirements of the Subsequent Events Topic effective beginning with the year ended December 31, 2009 and has evaluated for disclosure subsequent events that have occurred up through the date of issuance of these financial statements.

3.	MARKETABLE SECURITIES

The Company applies the provisions of the Fair Value Measurements and Disclosures Topic to its financial assets recorded at fair value, which consists of available-for-sale marketable securities. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets are used by the Company to estimate the fair value of its available-for-sale marketable securities.

The historical cost and estimated fair value of the available-for-sale marketable securities held by the Company are as follows:

	As of December 31, 2009
		Gross Unrealized
(In thousands)	Historical Cost	Gains	Losses	Market Value

Marketable equity securities	$543	$—	$—	$543

There were no sales of equity securities, or other than temporary impairments recorded, for the year ended December 31, 2009. Sales of marketable equity securities resulted in realized losses of approximately $1.8 million during 2008, of which the Company recognized $1.6 million of these losses during the second quarter, prior to the sale of all the securities, as the Company believed that the decline in the value of these securities was other than temporary. Sales of equity securities resulted in realized gains of $1.2 million and realized losses of $1.0 million for the year ended December 31, 2007.

Investments in Limited Partnerships

The Company serves as general partner and investment advisor to one limited partnership and as investment advisor to three mutual funds as of December 31, 2009. The limited partnership, Grubb & Ellis AGA Real Estate Investment Fund LP, is required to be consolidated in accordance with the Consolidation Topic. As of December 31, 2008, Alesco served as general partner and investment advisor to five limited partnerships and as investment advisor to one mutual fund. During the year ended December 31, 2009, Alesco

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

added two mutual funds to its portfolio and now serves as investment advisor to three mutual funds, and four of the five limited partnerships were liquidated.

During the years ended December 31, 2009, 2008 and 2007 Alesco recorded investment income (loss) of approximately $0.6 million, ($4.6) million and $(0.7) million, respectively, related to the limited partnerships which is reflected in other income (expense) and offset in non-controlling interest in income (loss) of consolidated entities on the statement of operations. As of December 31, 2009 and 2008, these limited partnerships had assets of approximately $0.1 million and $1.5 million, respectively, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.

The following table reflects trading securities. The original cost, estimated market value and gross unrealized gains and losses of equity securities are presented in the tables below:

	As of December 31, 2009				As of December 31, 2008
		Gross		Fair				Fair
	Historical	Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Equity securities	$170	$—	$(23)	$147	$1,933	$12	$(435)	$1,510

	For The Year Ended				For The Year Ended
	December 31, 2009				December 31, 2008
		Realized	Unrealized			Realized	Unrealized
	Investment	Gains	Gains		Investment	Gains	Gains
(In thousands)	Income	(Losses)	(Losses)	Total	Income	(Losses)	(Losses)	Total

Equity securities	$206	$(191)	$651	$666	$307	$(5,454)	$841	$(4,306)
Less investment expenses	(26)	—	—	(26)	(283)	—	—	(283)

	$180	$(191)	$651	$640	$24	$(5,454)	$841	$(4,589)

	For The Year Ended
	December 31, 2007
		Realized	Unrealized
	Investment	Gains	Gains
(In thousands)	Income	(Losses)	(Losses)	Total

Equity securities	$163	$(185)	$(618)	$(640)
Less investment expenses	(40)	—	—	(40)

	$123	$(185)	$(618)	$(680)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	RELATED PARTIES

Related party transactions as of December 31, 2009 and 2008 are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

	December 31,
	2009	2008
(In thousands)

Accrued property and asset management fees	$21,564	$25,023
Accrued lease commissions	7,449	7,720
Other accrued fees	2,200	3,372
Accounts receivable from sponsored REITs	3,696	4,768
Accrued real estate acquisition fees	697	1,834
Other receivables	162	647

Total	35,768	43,364
Allowance for uncollectible receivables	(10,990)	(9,662)

Accounts receivable from related parties — net	24,778	33,702
Less portion classified as current	(9,169)	(22,630)

Non-current portion	$15,609	$11,072

Advances to Related Parties

The Company makes advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, generally have payment terms of one year or less and bear interest at 6.0% to 12.0% per annum. The advances consisted of the following:

	December 31,
	2009	2008
(In thousands)

Advances to properties of related parties	$16,022	$14,714
Advances to related parties	12,280	12,037

Total	28,302	26,751
Allowance for uncollectible advances	(12,676)	(3,170)

Advances to related parties — net	15,626	23,581
Less portion classified as current	(1,019)	(12,082)

Non-current portion	$14,607	$11,499

As of December 31, 2009 and 2008, accounts receivable totaling $310,000 is due from a program 30.0% owned and managed by Anthony W. Thompson, the Company’s former Chairman who subsequently resigned in February 2008. The receivable of $310,000 has been reserved for and is included in the allowance for uncollectible advances as of December 31, 2009. On November 4, 2008, the Company made a formal written demand to Mr. Thompson for these monies.

As of December 31, 2009, advances to a program 40.0% owned and, as of April 1, 2008, managed by Mr. Thompson, totaled $983,000, which includes $61,000 in accrued interest, were past due. The total amount of $983,000 has been reserved for and is included in the allowance for uncollectible advances. As of

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, the total outstanding balance was $963,000, inclusive of $61,000 in accrued interest. On November 4, 2008 and April 3, 2009, the Company made a formal written demand to Mr. Thompson for these monies.

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

In June 2008, the Company advanced $3.7 million to Apartment REIT on an unsecured basis. The unsecured note originally had an original maturity date of December 27, 2008 and bore interest at a fixed rate of 4.95% per annum. On November 10, 2008, the Company extended the maturity date to May 10, 2009 and adjusted the interest rate to a fixed rate of 5.26% per annum. The note required monthly interest-only payments beginning on August 1, 2008 and provided for a default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate. Effective May 10, 2009 the Company entered into a second extension agreement with Apartment REIT, extending the maturity date to November 10, 2009. The new terms of the extension continued to require monthly interest-only payments beginning May 1, 2009, bore interest at a fixed rate of 8.43% and provided for a default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate.

In September 2008, the Company advanced an additional $5.4 million to Apartment REIT on an unsecured basis. The unsecured note originally had a maturity date of March 15, 2009 and bore interest at a fixed rate of 4.99% per annum. Effective March 9, 2009, the Company extended the maturity date to September 15, 2009 and adjusted the interest rate to a fixed rate of 5.00% per annum. The note required monthly interest-only payments beginning on October 1, 2008 and provided for a default interest rate in an event of default equal to 2.00% per annum in excess of the stated interest rate.

On November 10, 2009, the Company consolidated the aforementioned $3.7 million and $5.4 million unsecured notes with Apartment REIT into a consolidated note (“the Consolidated Promissory Note”) whereby the two unsecured promissory notes receivable were cancelled and consolidated the promissory notes into the Consolidated Promissory Note. The Consolidated Promissory Note has an outstanding principal amount of $9.1 million, an interest rate of 4.5% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect, and a maturity date of January 1, 2011. The interest rate payable under the Consolidated Promissory Note is subject to a one-time adjustment to a maximum rate of 6.0% per annum, which will be evaluated and may be adjusted by the Company, in its sole discretion, on July 1, 2010.

There were no advances to or repayments made by Apartment REIT during the year ended December 31, 2009. As of December 31, 2009, the balance owed by Apartment REIT to the Company on the Consolidated Promissory Note was $9.1 million in principal with no interest outstanding.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	SERVICE FEES RECEIVABLE, NET

Service fees receivable consisted of the following:

	December 31,
	2009	2008
(In thousands)

Management services fees receivable	$14,729	$12,794
Transaction services fees receivable	11,436	15,239
Investment management fees receivable	5,275	—
Allowance for uncollectible accounts	(751)	(871)

Total	30,689	27,162
Less portion classified as current	(30,293)	(26,987)

Non-current portion (included in other assets)	$396	$175

6.	PROFESSIONAL SERVICE CONTRACTS

As part of the transaction services business, the Company has entered into service contracts with various employee real estate brokers. These service contracts generally have terms ranging from 12 to 60 months. The Company recorded assets, net of amortization, of approximately $10.9 million and $14.6 million related to these contracts as of December 31, 2009 and 2008, respectively. In addition, the Company has approximately $2.9 million of additional commitments and expects to incur amortization expense of approximately $6.6 million, $4.6 million, $1.7 million, $0.8 million and $0.1 million related to these contracts in the years ended 2010, 2011, 2012, 2013 and 2014, respectively.

7.	VARIABLE INTEREST ENTITIES

The determination of the appropriate accounting method with respect to the Company’s variable interest entities (“VIEs”), including joint ventures, is based on the requirements of the Consolidation Topic. The Company consolidates any VIE for which it is the primary beneficiary.

The Company determines if an entity is a VIE under the Topic based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. The Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. In a quantitative analysis, the Company incorporates various estimates, including estimated future cash flows, asset hold periods and discount rates, as well as estimates of the probabilities of various scenarios occurring. If the entity is a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The Company is deemed to be the primary beneficiary of the VIE and consolidates the entity if the Company will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. As reconsideration events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis.

The Company’s Investment Management segment is a sponsor of TIC Programs and related formation LLCs. As of December 31, 2009 and 2008, the Company had investments in seven LLCs that are VIEs in which the Company is the primary beneficiary. These seven LLCs hold interests in the Company’s TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2009 was $2.3 million and $25,000, respectively. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2008 was $3.7 million and $0.3 million, respectively. In addition, these consolidated VIEs are joint and severally liable on the non-recourse mortgage debt related to the interests in

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s TIC investments totaling $277.0 million and $277.8 million as of December 31, 2009 and 2008, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the requirements of the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company considers the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of its investments. Six LLCs were deconsolidated during the year ended December 31, 2008 as a result of the Company selling interests in certain real estate properties that it held through these consolidated LLCs which resulted in the Company no longer being the primary beneficiary of these LLCs.

If the interest in the entity is determined to not be a VIE under the requirements of the Consolidation Topic, then the entity is evaluated for consolidation under the requirements of the Real Estate — General Topic, as amended by the requirements of the Consolidation Topic.

As of December 31, 2009 and 2008, the Company had a number of entities that were determined to be VIEs that did not meet the consolidation requirements of the Consolidation Topic. The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was $0.9 million and $1.3 million as of December 31, 2009 and 2008, respectively, and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. The Company’s maximum exposure to loss as a result of its interests in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment or the outstanding deposits and advances to the unconsolidated VIE and future funding commitments. There were no future funding commitments as of December 31, 2009 and 2008 related to these unconsolidated VIEs. In addition, as of December 31, 2009 and 2008, these unconsolidated VIEs are joint and severally liable on non-recourse mortgage debt totaling $154.8 million and $190.5 million, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company considers the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of its investment or outstanding deposits and advances. In evaluating the recovery of the TIC investment, the Company evaluated the likelihood that the lender would foreclose on the VIEs interest in the TIC to satisfy the obligation.

8.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of December 31, 2009 and 2008, the Company held investments in five joint ventures totaling $0.4 million and $3.8 million, respectively, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to the requirements of the Consolidation Topic, the Company has consolidated seven LLCs with investments in unconsolidated entities totaling $2.2 million and $3.7 million as of December 31, 2009 and 2008, respectively. The remaining amounts within investments in unconsolidated entities are related to various LLCs, which represent ownership interests of less than 1.0%.

As of December 31, 2007, the Company had a $4.1 million investment in GERA. On April 14, 2008, the shareowners of GERA approved the dissolution and plan of liquidation of GERA. As a consequence, the Company wrote off its investment in GERA and other advances to that entity in the first quarter of 2008 and recognized a loss of approximately $5.8 million which is recorded in equity in losses on the consolidated statement of operations and is comprised of $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs, which included an unrealized loss previously reflected in accumulated other comprehensive loss.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment consisted of the following:

		December 31,
	Useful Life	2009	2008
(In thousands)

Computer equipment	3-5 years	$30,161	$31,115
Capital leases	1-5 years	3,836	1,566
Furniture and fixtures	7 years	26,060	25,094
Leasehold improvements	1-5 years	8,921	7,834

Total		68,978	65,609
Accumulated depreciation and amortization		(55,788)	(51,589)

Property and equipment — net		$13,190	$14,020

The Company recognized $5.9 million, $6.8 million and $1.8 million of depreciation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

10.	BUSINESS COMBINATIONS AND GOODWILL

Merger of Grubb & Ellis Company with NNN

On December 7, 2007, the Company effected the Merger with NNN, a real estate asset management company and sponsor of TIC Programs as well as a sponsor of non-traded REITs and other investment programs.

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

Under the purchase method of accounting, NNN was the accounting acquirer. The Merger consideration of $172.2 million was determined based on the closing price of the Company’s common stock of $6.43 per share on the date the merger closed, applied to the 26,195,655 shares of the Company’s common stock outstanding plus the fair value of vested options outstanding of approximately $3.8 million. The fair value of these vested options was calculated using the Black-Scholes option-pricing model which incorporated the following assumptions: weighted average exercise price of $7.02 per option, volatility of 105.11%, a 5-year expected life of the awards, risk-free interest rate of 3.51% and no expected dividend yield.

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

As part of its Merger transition, the Company completed its personnel reorganization plan, and recorded additional severance liabilities totaling approximately $2.3 million during the year ended December 31, 2008, which increased the goodwill recorded from the acquisition. These liabilities related primarily to severance and other benefits paid to involuntarily terminated employees of the acquired company. Such liabilities, totaling approximately $7.4 million, have been recorded related to the personnel reorganization plan, of which approximately $6.7 million has been paid to terminated employees as of December 31, 2008. As a result of the Merger, approximately $110.9 million has been recorded to goodwill as of December 31, 2008, which was subsequently written off as an impairment charge during the year ended December 31, 2008.

Acquisition of NNN/ROC Apartment Holdings, LLC

On July 1, 2007, the Company completed the acquisition of the remaining 50.0% membership interest in NNN/ROC Apartment Holdings, LLC (“ROC”). ROC holds contract rights associated with a fee sharing agreement between ROC Realty Advisors and NNN with respect to certain fee streams (including an interest in net cash flows associated with subtenant leases (as Landlord) in excess of expenses from the Master Lease Agreement (as tenant) and related multi family property acquisitions where ROC Realty Advisors, LLC sourced the deals for placement into the TIC investment programs. The aggregate purchase price for the acquisition of 50.0% membership interest of ROC was approximately $1.7 million in cash.

Acquisition of Alesco Global Advisors, LLC

On November 16, 2007, the Company completed the acquisition of the 51.0% membership interest in Alesco. Alesco is a registered investment advisor focused on real estate securities and manages private investment funds exclusively for qualified investors. Alesco holds several investment advisory contract rights and is the general partner of several domestic mutual fund investment limited partnerships. The Company’s purpose of acquiring Alesco was to create a global leader in real estate securities management within open and closed end mutual funds. The aggregate purchase price was approximately $3.0 million in cash. Additionally, upon achievement of certain earn-out targets, the Company would be required to purchase up to an additional 27% interest in Alesco for $15.0 million.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental information (unaudited)

Unaudited pro forma results, assuming the above mentioned 2007 acquisitions had occurred as of January 1, 2007, are presented below. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had all acquisitions occurred on January 1, 2007, and may not be indicative of future operating results.

Unaudited
Pro Forma
Results
For The Year
Ended
December 31,
2007
(In thousands, except per share data)

Revenue	$733,095
Loss from continuing operations	$(790)
Net income	$18,930
Basic earnings per share	$0.29
Weighted average shares outstanding for basic earnings per share	63,393
Diluted earnings per share	$0.29
Weighted average shares outstanding for diluted earnings per share	64,785

Goodwill

	Transaction	Management	Investment	Goodwill
	Services	Services	Management	Unassigned	Total
(In thousands)

Balance as of December 31, 2006	$—	$—	$60,183	$—	$60,183

Goodwill acquired			1,627	—	1,627
Goodwill acquired — unassigned(1)	—	—	—	107,507	107,507

Balance as of December 31, 2007	—	—	61,810	107,507	169,317

Goodwill assigned	41,098	6,902	59,507	(107,507)	—
Goodwill acquired	1,533	98	1,724	—	3,355
Impairment charge off	(42,631)	(7,000)	(123,041)	—	(172,672)

Balance as of December 31, 2008	$—	$—	$—	$—	$—

(1)	The fair values of the assets and liabilities recorded on the date of acquisition related to the Merger were preliminary and subject to refinement as additional valuation information was received. The goodwill recorded in connection with the acquisition was assigned to the individual reporting units pursuant to the requirements of the Intangibles — Goodwill and Other Topic during the year ended December 31, 2008. As of December 31, 2009, approximately $6.9 million of goodwill is expected to be deductible for tax purposes.

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

Acquisition of Properties for TIC Sponsored Programs

During the year ended December 31, 2008, the Company completed the acquisition of two office properties and two multifamily residential properties on behalf of TIC sponsored programs, all of which were sold to the respective programs during the same period. The aggregate purchase price including the closing costs of these four properties was $111.7 million, of which $69.0 million was financed with mortgage debt. During the year ended December 31, 2009, the Company did not complete any acquisitions on behalf of TIC sponsored programs.

12.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

		December 31,
(In thousands)	Useful Life	2009	2008

Non-amortizing intangible assets:
Trade name	Indefinite	$64,100	$64,100
Amortizing intangible assets:
Contract rights
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	11,186	11,924
Accumulated amortization — contract rights		(4,701)	(4,700)

Contract rights, net		6,485	7,224
Other identified intangible assets
Affiliate agreements	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,400	5,436
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	—	300
Other contract rights	5 to 7 years	1,164	1,418
Non-compete and employment agreements	3 to 4 years	97	97

		23,461	24,051
Accumulated amortization		(6,686)	(3,848)

Other identified intangible assets, net		16,775	20,203

Identified intangible assets of properties held for investment:
In place leases and tenant relationships	1 to 104 months	11,510	11,807
Above market leases	1 to 92 months	2,364	2,364

		13,874	14,171
Accumulated amortization		(6,282)	(5,067)

Identified intangible assets of properties held for investment, net		7,592	9,104

Total identified intangible assets, net		$94,952	$100,631

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense recorded for the contract rights was $0.3 million, $1.2 million and $3.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense was charged as a reduction to investment management revenue in each respective period. The amortization of the contract rights for intangible assets will be applied based on the net relative value of disposition fees realized when the properties are sold. The Company tested the intangible contract rights for impairment during 2009 and 2008. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, the Company determined that there are certain properties for which receipt of disposition fees was improbable. As a result, the Company recorded an impairment charge of approximately $0.7 million and $8.6 million related to the impaired intangible contract rights during 2009 and 2008, respectively. The Company also analyzed its trade name for impairment pursuant to the requirements of the Intangibles — Goodwill and Other Topic and determined that the trade name was not impaired as of December 31, 2009 and 2008. Accordingly, no impairment charge was recorded related to the trade name during the years ended December 31, 2009 and 2008.

Amortization expense recorded for the other identified intangible assets was $4.2 million, $3.5 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense was included as part of operating expense in the accompanying consolidated statements of operations.

Amortization expense for the other identified intangible assets, which excludes non-amortizing trade name asset and non date-certain amortizing contract rights, for each of the next five years ended December 31 is as follows:

(In
thousands)

2010	$4,982
2011	4,458
2012	2,520
2013	2,014
2014	1,611
Thereafter	8,782

$24,367

13.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2009	2008
(In thousands)

Accrued liabilities	$11,744	$11,502
Salaries and related costs	14,592	13,643
Accounts payable	17,864	14,323
Broker commissions	8,807	14,002
Bonuses	7,797	9,741
Property management fees and commissions due to third parties	2,063	2,940
Severance	—	2,957
Interest	—	651
Other	—	463

Total	$62,867	$70,222

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following:

	December 31,
	2009	2008
(In thousands)

Mortgage debt payable to a financial institution collateralized by real estate held for investment. Fixed interest rate of 6.29% per annum as of December 31, 2009. The note is non-recourse up to $60 million with a $10 million recourse guarantee and matures in February 2017. As of December 31, 2009, note requires monthly interest-only payments	$70,000	$70,000
Mortgage debt payable to financial institution collateralized by real estate held for investment. Fixed interest rate of 6.32% per annum as of December 31, 2009. The non-recourse note matures in August 2014. As of December 31, 2009, note requires monthly interest-only payments	37,000	37,000
Capital lease obligations	1,694	536

Total	108,694	107,536
Less portion classified as current	(939)	(333)

Non-current portion	$107,755	$107,203

The future minimum payments due related to notes payable and capital lease obligations for each of the next five years ending December 31 and thereafter are summarized as follows:

(In thousands)

2010	$1,043
2011	751
2012	63
2013	—
2014	37,000
Thereafter	70,000

Less imputed interest attributed to capital lease obligations	(163)

$108,694

On December 10, 2009, the loan agreement for the $37.0 million in principal outstanding was modified to reduce the interest pay rate from 6.32% to 4.25% for the first 24 months following the modification and provide for a 6.32% interest rate on the accrued but unpaid interest which will begin to fully amortize beginning in the 25th month following the modification. The August 1, 2014 maturity date of the loan and the 6.32% interest accrual rate on the outstanding principal balance of the loan were not changed.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	NOTES PAYABLE OF PROPERTIES HELD FOR SALE

Notes payable of properties held for sale consisted of the following:

	December 31,
	2009	2008
(In thousands)

Mortgage debt payable to a financial institution collateralized by real estate held for sale. The non-recourse mortgage note charged variable interest rate based on the higher of LIBOR plus 3.00% or 6.00%. The notes required monthly interest-only payments and matured on July 9, 2009. On December 21, 2009 the Company entered into a loan modification agreement regarding these notes pursuant to which the notes were deconsolidated from these financial statements as further described in Note 18	$—	$108,677
Unsecured notes payable to third-party investors with fixed interest at 6.00% per annum and matured in December 2011. Principal and interest payments were due quarterly. The notes were repaid in April 2009	—	282

Total	$—	$108,959

The Company historically had entered into several interest rate lock agreements with commercial banks. All rate locks were cancelled and all deposits in connection with these agreements were refunded to the Company in April 2008.

16.	LINE OF CREDIT

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

The Company entered into four amendments to its Credit Facility on August 5, 2008, November 4, 2008, May 20, 2009 and September 30, 2009. In conjunction with the third amendment, the Company issued warrants to the lenders giving them the right, commencing October 1, 2009, to purchase common stock of the Company equal to 15% of the common stock of the Company on a fully diluted basis as of such date. The Company calculated the fair value of the warrants to be $534,000 and recorded such amount in shareowners’ equity with a corresponding debt discount to the line of credit balance. Such debt discount amount was fully amortized into interest expense as of December 31, 2009 as a result of the repayment of the Credit Facility as discussed below. The final amendment, among other things, extended the time to effect a recapitalization under its Credit Facility from September 30, 2009 to November 30, 2009. Pursuant to the final amendment, the Company also received the right to prepay its Credit Facility in full at any time on or prior to November 30, 2009 at a discounted amount equal to 65% of the aggregate principal amount outstanding. On November 6, 2009, concurrently with the closing of the private placement of 12% Preferred Stock (see Note 19), the Company repaid its Credit Facility in full at the discounted amount equal to $43.4 million and the Credit Facility was terminated in accordance with its terms. As a result of the early repayment of the Credit Facility, the Company recorded a gain on early extinguishment of debt of $21.9 million, or $0.35 per common share, net of expenses.

17.	SENIOR NOTES

From August 2006 to January 2007, NNN Collateralized Senior Notes, LLC (the “Senior Notes Program”), a wholly owned subsidiary of the Company, issued $16.3 million of notes which mature in 2011

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and bear interest at a rate of 8.75% per annum. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on the first day of the month occurring after issuance. The notes mature five years from the date of first issuance of any of such notes, with two one-year options to extend the maturity date of the notes at the Senior Notes Program’s option. The interest rate will increase to 9.25% per annum during any extension. The Senior Notes Program has the right to redeem the notes, in whole or in part, at: (1) 102.0% of their principal amount plus accrued interest any time after January 1, 2008; (2) 101.0% of their principal amount plus accrued interest any time after July 1, 2008; and (3) par value after January 1, 2009. The notes are the Senior Notes Program’s senior obligations, ranking pari passu in right of payment with all other senior debt incurred and ranking senior to any subordinated debt it may incur. The notes are effectively subordinated to all present or future debt secured by real or personal property to the extent of the value of the collateral securing such debt. The notes are secured by a pledge of the Senior Notes Program’s membership interest in NNN Series A Holdings, LLC, which is the Senior Notes Program’s wholly owned subsidiary for the sole purpose of making the investments. Each note is guaranteed by Grubb & Ellis Realty Investors, LLC (“GERI”). The guarantee is secured by a pledge of GERI membership interest in the Senior Notes Program.

As of December 31, 2009 and 2008, the Senior Notes Program’s balance is reflected in the table below:

		Date	Maturity	December 31,		Current	Call
Ownership	Subsidiary	Issued	Date	2009	2009	Rate	Date
				(In thousands)

100%	Senior Notes Program	08/01/2006	08/01/2011	$16,277	$16,277	8.75%	N/A

18.	PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

A summary of the balance sheet information for properties held for sale is as follows:

	December 31,	December 31,
	2009	2008

(In thousands)
Restricted cash	$—	$23,459
Properties held for sale including investments in unconsolidated entities	—	78,708
Identified intangible assets and other assets	—	25,747

Total assets	$—	$127,914

Notes payable of properties held for sale including investments in unconsolidated entities	$—	$108,959
Liabilities of properties held for sale	—	9,257

Total liabilities	$—	$118,216

Pursuant to the requirements of the Property, Plant, and Equipment Topic, the Company assessed the value of the properties held for sale. The Company generally uses a discounted cash flow model to estimate the fair value of its properties held for sale unless better market comparable data is available. Management uses its best estimate in determining the key assumptions, including the expected holding period, future occupancy levels, capitalization rates, discount rates, rental rates, lease-up periods and capital expenditure requirements. The estimated fair value is further adjusted for anticipated selling expenses. This valuation review resulted in the Company recognizing real estate related impairments of approximately $28.9 million during the year ended December 31, 2008 which is included in discontinued operations as of December 31, 2008. There were no real estate related impairments related to properties held for sale recognized during the years ended December 31, 2009 or December 31, 2007.

On June 3, 2009, the Company completed the sale of Danbury Corporate Center for $72.4 million. The Company recognized a loss on sale of $1.1 million.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 29, 2009, GERA Abrams Centre LLC (“Abrams”) and GERA 6400 Shafer LLC (“Shafer”) modified the terms of its $42.5 million loan initially due on July 9, 2009. The amendment to the loan provided, among other things, for an extension of the term of the loan until March 31, 2010. In addition, the principal balance of the Loan was reduced from $42.5 million to $11.0 million in connection with the transfer of the Shafer Property to an affiliate of the lender for nominal consideration pursuant to a special warranty deed that was recorded on December 29, 2009.

Pursuant to the amendment, the lender remains obligated under the loan, in its reasonable discretion, to fund any shortfalls relating to tenant improvements and leasing commission expenses and to fund any operational shortfalls and debt service, provided that there is no event of default existing with respect to the Loan. The Amendment also grants the lender a call option, and the borrower a put option, with respect to the Abrams Property through the Loan Extension Date. Each of the Lender’s call option and the Borrower’s put option requires 10 business days prior written notice and provides for the transfer of the Abrams Property pursuant to a deed identical in all material respects to the Special Warranty Deed that was executed with respect to the Shafer Property. If neither the put option nor the call option is exercised by March 30, 2010, the Borrower has the right to file a deed conveying the Abrams Property to the Lender or its designee on March 31, 2010. The Amendment also released the borrower and the guarantor under the Loan, from and against any claims, obligations and/or liabilities that the Lender or any of party related to or affiliated with the Lender, whether known or unknown, that such party had, has or may have in the future, arising from or related to the Loan.

In connection with the completion of the deed in lieu of foreclosure on the Shafer property prior to December 31, 2009, the Company deconsolidated the property and related assets and liabilities. Additionally, the Abrams property and related assets and liabilities were deconsolidated pursuant to the Consolidation Topic due to the loss of control over this property, of which the fair value of the assets and liabilities totaled $6.7 million as of December 31, 2009. The Company recognized a gain on extinguishment of debt of $13.3 million, or $0.21 per common share, during the year ended December 31, 2009 related to the deconsolidation of the Shafer and Abrams properties. As the Shafer and Abrams properties were effectively abandoned under the accounting standards, the results of operations were reclassified to discontinued operations.

The investments in unconsolidated entities held for sale represent the Company’s interest in certain real estate properties that it holds through various limited liability companies. In accordance with the requirements of the Real Estate — Sales Topic, and the Property, Plant and Equipment Topic, the Company treats the disposition of these interests similar to the disposition of real estate it holds directly. In addition, pursuant to the requirements of the Consolidation Topic, when the Company is no longer the primary beneficiary of the LLC, the Company deconsolidates the LLC.

During the year ended December 31, 2008, the Company sold interests in certain real estate properties that it holds through various consolidated LLCs resulting in the deconsolidation of the LLCs and a decrease of approximately $198.0 million in properties held for sale including investments in unconsolidated entities. These non-cash transactions concurrently resulted in a decrease in restricted cash of approximately $20.7 million, a decrease in other assets, identified intangible assets and other assets held for sale of approximately $48.4 million, a decrease in investments in unconsolidated entities of approximately $34.6 million, a decrease in accounts payable and accrued expenses of approximately $13.5 million, a decrease in notes payable of properties held for sale including investments in unconsolidated entities of approximately $180.2 million, a decrease in noncontrolling interest liability of approximately $27.6 million, a decrease in other liabilities of approximately $1.3 million and an increase in proceeds from related parties of approximately $79.1 million.

During the year ended December 31, 2007, the Company sold interests in certain real estate properties that it holds through various consolidated LLCs resulting in the deconsolidation of the LLCs and a decrease of approximately $290.3 million in properties held for sale including investments in unconsolidated entities. These non-cash transactions concurrently resulted in a decrease in restricted cash of approximately

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$33.5 million, a decrease in other assets, identified intangible assets and other assets held for sale of approximately $48.9 million, a decrease in accounts payable and accrued expenses of approximately $8.6 million, a decrease in notes payable of properties held for sale including investments in unconsolidated entities of approximately $238.1 million, a decrease in noncontrolling interest liability of approximately $19.4 million, a decrease in other liabilities of approximately $3.7 million and an increase in proceeds from related parties of approximately $102.9 million.

In instances when the Company expects to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties held for sale continue to be fully recorded within the continuing operations of the Company through the date of sale. The net results of discontinued operations and the net gain on dispositions of properties sold or classified as held for sale as of December 31, 2009, in which the Company has no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. The Company will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.

The following table summarizes the income (loss) and expense components — net of taxes that comprised discontinued operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

(In thousands)
Rental income	$10,103	$23,325	$10,471
Rental expense	(8,779)	(16,182)	(5,210)
Depreciation and amortization	—	(8,030)	(417)
Interest expense (including amortization of deferred financing costs)	(2,867)	(7,522)	(6,442)
Real estate related impairments	(6,612)	(31,237)	—
Tax benefit	3,199	15,368	638

Loss from discontinued operations — net of taxes	(4,956)	(24,278)	(960)
Gain on disposal of discontinued operations — net of taxes ($4.8 million, $0.2 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively)	7,442	357	252

Total income (loss) from discontinued operations	$2,486	$(23,921)	$(708)

19.	PREFERRED STOCK

On October 2, 2009, the Company issued a $5.0 million senior subordinated convertible note (the “Note”) to Kojaian Management Corporation. Kojaian Management Corporation is an affiliate of a director of the Company. The Note (i) bore interest at twelve percent (12%) per annum, (ii) was co-terminus with the term of the Credit Facility (including if the Credit Facility was terminated pursuant to the Discount Prepayment Option), (iii) was unsecured and fully subordinate to the Credit Facility, and (iv) in the event the Company issues or sells equity securities in connection with or pursuant to a transaction with a non-affiliate of the Company while the Note was outstanding, at the option of the holder of the Note, the principal amount of the Note then outstanding was convertible into those equity securities of the Company issued or sold in such non-affiliate transaction. In connection with the issuance of the Note, Kojaian Management Corporation, the lenders to the Credit Facility and the Company entered into a subordination agreement.

During the fourth quarter of 2009, the Company completed a private placement of 965,700 shares of 12% cumulative participating perpetual convertible preferred stock, par value $0.01 per share (“Preferred Stock”), to qualified institutional buyers and other accredited investors, including directors, executive officers and

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees of the Company. In conjunction with the offering, the entire $5.0 million principal balance of the Note was converted into Preferred Stock at the offering price and the holder of the Note received accrued interest of approximately $57,000. In addition, the holder of the Note also purchased an additional $5.0 million of Preferred Stock at the offering price.

Each share of Preferred Stock is convertible, at the holder’s option, into the Company’s common stock, par value $.01 per share at a conversion rate of 60.606 shares of common stock for each share of Preferred Stock, which represents a conversion price of approximately $1.65 per share of common stock, a 10.0% premium to the closing price of the common stock on October 22, 2009.

Upon the closing of the sale of the Preferred Stock, the Company received net cash proceeds of approximately $90.1 million after deducting the initial purchaser’s discounts and certain offering expenses and after giving effect to the conversion of the $5.0 million subordinated note. A portion of proceeds were used to pay in full borrowings under the Credit Facility then outstanding of $66.8 million for a reduced amount equal to $43.4 million, with the balance of the proceeds to be used for general corporate purposes.

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

If the Company fails to pay the quarterly Preferred Stock dividend in full for two consecutive quarters, the dividend rate will automatically be increased by .50% of the initial liquidation preference per share per quarter (up to a maximum amount of increase of 2% of the initial liquidation preference per share) until cumulative dividends have been paid in full. In addition, subject to certain limitations, in the event the dividends on the Preferred Stock are in arrears for six or more quarters, whether or not consecutive, holders representing a majority of the shares of Preferred Stock voting together as a class with holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable will be entitled to nominate and vote for the election of two additional directors to serve on the board of directors until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred or are exercisable have been paid or declared and a sum sufficient for payment has been set aside therefore.

During the six-month period following November 6, 2009, if the Company issues any securities, other than certain permitted issuances, and the price per share of the Common Stock (or the equivalent for securities convertible into or exchangeable for Common Stock) is less than the then current conversion price of the Preferred Stock, the conversion price will be reduced pursuant to a weighted average anti-dilution formula.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the Change in Control becomes effective, the price to be paid per share with respect to the Common Stock and the transaction constituting the Change in Control.

The Company entered into a registration rights agreement with one of the lead investors (and its affiliates) with respect to 125,000 of such shares of Preferred Stock, and the Common Stock issuable upon the conversion of such Preferred Stock, that was acquired by such lead investor (and affiliates) in the Offering. The registration of the shares became effective on December 29, 2009. No other purchasers of the Preferred Stock in the Offering have the right to have their shares of Preferred Stock, or shares of Common Stock issuable upon conversion of such Preferred Stock, registered. In addition, subject to certain limitations, the lead investor who acquired the registration rights also has certain preemptive rights in the event the Company issues for cash consideration any Common Stock or any securities convertible into or exchangeable for Common Stock (or any rights, warrants or options to purchase any such Common Stock) during the six-month period subsequent to the closing of the Offering. Such preemptive right is intended to permit such lead investor to maintain its pro rata ownership of the Preferred Stock acquired in the Offering.

Except as otherwise provided by law, the holders of the Preferred Stock vote together with the holders of common stock as one class on all matters on which holders of common stock vote. Holders of the Preferred Stock when voting as a single class with holders of common stock are entitled to voting rights equal to the number of shares of Common Stock into which the Preferred Stock is convertible, on an “as if” converted basis. Holders of Preferred Stock vote as a separate class with respect to certain matters.

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

On December 11, 2009, the Board of Directors declared a dividend of $1.8333 per share on the Company’s 12% Cumulative Participating Perpetual Convertible Preferred Stock to shareowners of record as of December 21, 2009, which was paid on December 31, 2009.

Management accounted for the Preferred Stock transaction in accordance with the requirements of the Derivatives and Hedging Topic and Distinguishing Liabilities and Equity Topic. Pursuant to those topics, Management determined that the Preferred Stock should be accounted for as a single instrument as the terms of the Preferred Stock do not include any embedded derivatives that would require bifurcation from the host instrument. Pursuant to the Distinguishing Liabilities and Equity Topic, Management determined that the Preferred Stock should not be classified as a liability as the characteristics of the Preferred Stock are more closely related to equity as there is no mandatory redemption date. According to the terms of the Preferred Stock, the Preferred Stock will only become redeemable at the option of the holder upon (i) a fundamental change or (ii) the Company’s failure to amend its Certificate of Incorporation within 120 days of the date of issuance of the Preferred Stock, which was not considered probable. The Company amended its Certificate of Incorporation as required by the Preferred Stock articles. In addition, Management determined that there are various events and circumstances that would allow for redemption of the Preferred Stock at the option of the holders, however, several of these redemption events are not within the Company’s control and, therefore, the Preferred Stock should be classified outside of permanent equity in accordance with the Distinguishing Liabilities and Equity Topic as these events were assessed as not probable of becoming redeemable.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rent expense under these operating leases was approximately $24.1 million, $23.2 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2009, future minimum amounts payable under non-cancelable operating leases are as follows for the years ending December 31:

(In
thousands)

2010	$24,580
2011	21,829
2012	19,494
2013	13,899
2014	8,898
Thereafter	15,510

$104,210

The Company subleases certain office spaces to third parties. The total future minimum rental income to be received under these non-cancellable subleases is $8.6 million as of December 31, 2009.

Operating Leases — Other — The Company is a master lessee of seven multi-family residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases was approximately $9.2 million, $9.4 million and $8.6 million, for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, rental related expense, based on contractual amounts due, is as follows for the years ending December 31:

Rental
Related
Expense
(In thousands)

2010	$10,766
2011	10,942
2012	10,942
2013	10,942
2014	10,942
Thereafter	8,852

$63,386

The Company subleases these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $15.1 million, $16.4 million and $16.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company is also a 50% joint venture partner of four multi family residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 2014 through January 2015, require minimum monthly payments averaging $372,000 over the 10-year period. Rent expense under these operating leases was approximately $4.5 million, $4.5 million and $4.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, rental related expense, based on contractual amounts due, is as follows for the years ending December 31:

(In thousands)

2010	$4,474
2011	4,474
2012	4,474
2013	4,474
2014	4,405
Thereafter	113

$22,414

The Company subleases these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $8.9 million, $9.0 million and $8.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company had recorded liabilities totaling $9.1 million related to such master lease arrangements, consisting of $5.2 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $3.9 million of additional loss reserves which were recorded in 2008 and 2009.

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

The Company deferred revenues relating to these agreements of $0.3 million, $1.0 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Additional losses of $4.7 million and $14.3 million related to these agreements were incurred during the years ended December 31, 2009 and 2008, respectively, to reflect the impairment in value of properties underlying the agreements with investors. As of December 31, 2009 the Company had recorded liabilities totaling $22.8 million related to such agreements, which is included in other current liabilities, consisting of $3.8 million of cumulative deferred revenues and $19.0 million of additional losses related to these agreements. In addition, the Company is joint and severally liable on the non-recourse mortgage debt related to these TIC Programs totaling $277.0 million and $277.8 million as of December 31, 2009 and 2008, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in the Company’s TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. The Company considers the third-party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recoverability of the Company’s investment in the TIC Program.

Capital Lease Obligations — The Company leases computers, copiers, and postage equipment that are accounted for as capital leases (See Note 14 of for additional information).

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees — From time to time the Company provides guarantees of loans for properties under management. As of December 31, 2009, there were 146 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. As of December 31, 2008, there were 151 properties under management with loan guarantees of approximately $3.5 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments totaling $277.0 million and $154.8 million as of December 31, 2009, respectively.

The Company’s guarantees consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

(In thousands)
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,416,849	$3,372,007
Non-recourse/carve-out guarantees of the Company’s debt(1)	$97,000	$97,000
Recourse guarantees of debt of properties under management	$33,898	$42,426
Recourse guarantees of the Company’s debt(2)	$10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes personal liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property. While there is not a standard document evidencing these guarantees, liability under the non-recourse carve-out guarantees generally may be triggered by, among other things, any or all of the following:

•	a voluntary bankruptcy or similar insolvency proceeding of any borrower;

•	a “transfer” of the property or any interest therein in violation of the loan documents;

•	a violation by any borrower of the special purpose entity requirements set forth in the loan documents;

•	any fraud or material misrepresentation by any borrower or any guarantor in connection with the loan;

•	the gross negligence or willful misconduct by any borrower in connection with the property, the loan or any obligation under the loan documents;

•	the misapplication, misappropriation or conversion of (i) any rents, security deposits, proceeds or other funds, (ii) any insurance proceeds paid by reason of any loss, damage or destruction to the property, and (iii) any awards or other amounts received in connection with the condemnation of all or a portion of the property;

•	any waste of the property caused by acts or omissions of borrower of the removal or disposal of any portion of the property after an event of default under the loan documents; and

•	the breach of any obligations set forth in an environmental or hazardous substances indemnification agreement from borrower.

Certain violations (typically the first three listed above) render the entire debt balance recourse to the guarantor regardless of the actual damage incurred by lender, while the liability for other violations is

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees. Generally the guarantor irrevocably and unconditionally guarantees to the lender the payment and performance of the guaranteed obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor covenants and agrees that it is liable for the guaranteed obligations as a primary obligor. As of December 31, 2009, to the best of the Company’s knowledge, there is no amount of debt owed by the Company as a result of the borrowers engaging in prohibited acts.

(2)	In addition to the $10.0 million principal guarantee, the Company has guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.

Management initially evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of the Guarantees Topic. Any such liabilities were insignificant as of December 31, 2009 and 2008. In addition, on an ongoing basis, the Company evaluates the need to record additional liability in accordance with the requirements of the Contingencies Topic. As of December 31, 2009 and 2008, the Company had recourse guarantees of $33.9 million and $42.4 million, respectively, relating to debt of properties under management. As of December 31, 2009, approximately $9.8 million of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In evaluating the potential liability relating to such guarantees, the Company considers factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of December 31, 2009 and 2008, the Company recorded a liability of $3.8 million and $9.1 million, respectively, which is included in other current liabilities, related to its estimate of probable loss related to recourse guarantees of debt of properties under management which matured in January and April 2009.

Investment Program Commitments — During June and July 2009, the Company revised the offering terms related to certain investment programs which it sponsors, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. The Company recorded a liability for future funding commitments as of December 31, 2009 for these investment programs totaling $1.3 million to fund TIC Program reserves.

Environmental Obligations — In the Company’s role as property manager, it could incur liabilities for the investigation or remediation of hazardous or toxic substances or wastes at properties the Company currently or formerly managed or at off-site locations where wastes were disposed. Similarly, under debt financing arrangements on properties owned by sponsored programs, the Company has agreed to indemnify the lenders for environmental liabilities and to remediate any environmental problems that may arise. The Company is not aware of any environmental liability or unasserted claim or assessment relating to an environmental liability that the Company believes would require disclosure or the recording of a loss contingency as of December 31, 2009 and 2008.

Real Estate Licensing — In connection with NNN’s 144A financing transaction in November 2006, Mr. Thompson, Louis J. Rogers, former President of GERI, and Jeffrey T. Hanson, the Company’s Chief Investment Officer, agreed to forfeit to the Company up to an aggregate of 4,124,120 escrowed shares of the Company’s common stock in the event of any claims or liabilities during the period November 16, 2006 through November 16, 2009 related to the failure of NNN’s subsidiaries to comply with real estate broker licensing requirements in all states where they conducted business. In addition, Mr. Thompson agreed to indemnify the Company for an additional $9.4 million in cash to the extent such claims or liabilities exceeded the deemed $46.9 million value of these shares. As of November 16, 2009, no claims or liabilities occurred, these obligations terminated and the shares were released. As of December 31, 2009, there have been no claims, and the Company cannot assess or estimate whether it will incur any losses as a result of the foregoing.

Alesco Seed Capital — On November 16, 2007, the Company completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between the Company and Alesco, dated as of November 16, 2007, the Company committed to

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invest $20.0 million in seed capital into the open and closed end real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, the Company would be required to purchase up to an additional 27% interest in Alesco for $15.0 million. The Company is allowed to use $15.0 million of seed capital to fund the earn-out payments. As of December 31, 2009, the Company has invested $0.5 million in seed capital into the open and closed end real estate funds that Alesco launched during 2008. In January 2010, the Company invested an additional $1.0 million in seed capital.

Deferred Compensation Plan — During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of December 31, 2009 and December 31, 2008, $3.3 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of December 31, 2009 and 2008 have recorded the cash surrender value of the policies of $1.0 million and $1.1 million, respectively, in prepaid expenses and other assets.

In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. As of December 31, 2009 and 2008, the Company awarded an aggregate of 6.0 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $23.0 million and $22.5 million, respectively. As of December 31, 2009, an aggregate of 5.6 million phantom share grants were outstanding. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. The Company accounts for additional compensation relating to the “guarantee’ portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.

21.	EARNINGS (LOSS) PER SHARE

The Company computes earnings per share in accordance with the requirements of the Earnings Per Share Topic. Under the Topic, basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings (loss) per share calculations:

	Year Ended December 31,
	2009	2008	2007
(In thousands, except per share amounts)

Numerator for earnings per share — basic:
(Loss) income from continuing operations	$(82,985)	$(318,668)	$23,741
Less: Net loss (income) attributable to noncontrolling interests	1,661	11,719	(1,961)
Less: Preferred dividends	(1,770)	—	—
Less: Income allocated to participating shareowners	—	—	(465)

(Loss) income from continuing operations attributable to Grubb & Ellis Company common shareowners	$(83,094)	$(306,949)	$21,315

Income (loss) from discontinued operations	$2,486	$(23,921)	$(708)
Less: Income allocated to participating security holders	—	—	—

Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	$2,486	$(23,921)	$(708)

Income (loss) attributable to Grubb & Ellis Company	$(78,838)	$(330,870)	$21,072
Less: Preferred dividends	(1,770)	—	—
Less: Income allocated to participating security holders	—	—	(465)

Net income (loss) attributable to Grubb & Ellis Company common shareowners	$(80,608)	$(330,870)	$20,607

Denominator for earnings per share — basic:
Weighted-average number of common shares outstanding	63,645	63,515	38,652
Earnings per share — basic:
(Loss) income from continuing operations attributable to Grubb & Ellis Company common shareowners	$(1.31)	$(4.83)	$0.55

(Loss) income from discontinued operations attributable to Grubb & Ellis Company common shareowners	$0.04	$(0.38)	$(0.02)

(Loss) income per share attributable to Grubb & Ellis Company common shareowners	$(1.27)	$(5.21)	$0.53

Earnings per share — diluted(1):
(Loss) income from continuing operations attributable to Grubb & Ellis Company common shareowners	$(1.31)	$(4.83)	$0.55

(Loss) income from discontinued operations attributable to Grubb & Ellis Company common shareowners	$0.04	$(0.38)	$(0.02)

(Loss) income per share attributable to Grubb & Ellis Company common shareowners	$(1.27)	$(5.21)	$0.53

Total participating shareowners:
(as of the end of the period used to allocate earnings)
Preferred shares (as if converted to common shares)	58,527	—	—
Unvested restricted stock	3,601	2,014	1,432
Unvested phantom stock	5,523	5,337	—

Total participating shares	67,651	7,351	1,432

Total common shares outstanding	63,784	63,369	63,393

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Outstanding non-vested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 4.1 million, 3.1 million and 2.0 million shares as of December 31, 2009, 2008 and 2007, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods. In addition, excluded from the calculation of diluted weighted-average common shares as of December 31, 2009 and 2008 were approximately 5.6 million and 5.2 million phantom shares, respectively, that may be awarded to employees related to the deferred compensation plan.

22.	OTHER RELATED PARTY TRANSACTIONS

Offering Costs and Other Expenses Related to Public Non-traded REITs — The Company, through its consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Healthcare REIT Advisor, LLC, and Grubb & Ellis Healthcare REIT II Advisor, LLC, bears certain general and administrative expenses in its capacity as advisor of Apartment REIT, Healthcare REIT (through September 20, 2009 when its advisory agreement terminated) and Healthcare REIT II, respectively, and is reimbursed for these expenses. However, Apartment REIT, Healthcare REIT and Healthcare REIT II will not reimburse the Company for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts are expensed by the Company.

The Company also paid for the organizational, offering and related expenses on behalf of Apartment REIT for its initial offering that ended July 17, 2009 and Healthcare REIT for its initial offering (through August 28, 2009 when its dealer manager agreement terminated). These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT in connection with their initial offerings. These expenses only become the liability of Apartment REIT and Healthcare REIT to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of the initial offerings. As of December 31, 2009, 2008 and 2007, the Company had incurred expenses of $4.3 million, $3.8 million and $2.7 million, respectively, in excess of 1.5% of the gross proceeds of the Apartment REIT offering. During the year ended December 31, 2009, the additional $0.5 million of expenses incurred in connection with the Apartment REIT offering were fully reserved for and as of December 31, 2009, the $4.3 million in total expenses incurred were written off. As of December 31, 2008, the Company had recorded an allowance for bad debt of approximately $3.6 million, related to the Apartment REIT offering costs incurred as the Company believed that such amounts would not be reimbursed. As of December 31, 2009 and 2008, the Company did not incur expenses in excess of 1.5% of the gross proceeds of the Healthcare REIT offering. As of December 31, 2007, the Company had incurred expenses of $1.1 million in excess of 1.5% of the gross proceeds of the Healthcare REIT offering.

The Company also pays for the organizational, offering and related expenses on behalf of Apartment REIT’s follow-on offering and Healthcare REIT II’s initial offering. These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT II in connection with these offerings. These expenses only become a liability of Apartment REIT and Healthcare REIT II to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the offerings. As of December 31, 2009 and 2008, the Company has incurred expenses of $1.6 million and $0, respectively, in excess of 1.0% of the gross proceeds of the Apartment REIT follow-on offering. As of December 31, 2009 and 2008, the Company has incurred expenses of $2.0 million and $0.1 million, respectively, in excess of 1.0% of the gross proceeds of the Healthcare REIT II initial offering. The Company

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipates that such amount will be reimbursed in the future from the offering proceeds of Apartment REIT and Healthcare REIT II.

Management Fees — The Company provides both transaction and management services to parties, which are related to a principal shareowner and director of the Company (collectively, “Kojaian Companies”). In addition, the Company also pays asset management fees to the Kojaian Companies related to properties the Company manages on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by the Company for services rendered to these affiliates, including joint ventures, officers and directors and their affiliates, was $6.7 million, $7.3 million and $0.5 million, respectively for the years ended December 31, 2009, 2008 and 2007.

Other Related Party — GERI, which is wholly owned by the Company, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of December 31, 2009 and 2008, Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC and GERI owned an 82.0% interest. As of December 31, 2009 and 2008, Stanley J. Olander, the Company’s Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of December 31, 2009 and 2008, each of Ms. Biller and Mr. Hanson, the Company’s Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC and GERI owned a 64.0% interest in Grubb & Ellis Healthcare Management, LLC.

The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. There was no compensation expense related to the profit sharing arrangement with Grubb & Ellis Apartment Management, LLC, and therefore no distributions to any members, for the year ended December 31, 2009. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC includes distributions of $88,000 and $175,000, respectively, to Mr. Thompson, $85,000 and $159,000, respectively, to Scott D. Peters, the Company’s former President and Chief Executive Officer, and $122,000 and $159,000, respectively, to Ms. Biller for the years ended December 31, 2008 and 2007, respectively. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions of $44,000, $175,000 and $175,000 to Mr. Thompson, $0, $387,000 and $414,000 to Mr. Peters and $380,000, $548,000 and $414,000, to each of Ms. Biller and Mr. Hanson for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, respectively, the remaining 82.0% equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 64.0% equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2007, NNN acquired Cunningham Lending Group LLC (“Cunningham”), a company that was wholly owned by Mr. Thompson, for $255,000 in cash. Prior to the acquisition, Cunningham made unsecured loans to some of the properties under management by GERI. The loans, which bear interest at rates ranging from 8.0% to 12.0% per annum are reflected in advances to related parties on the Company’s balance sheet and are serviced by the cash flows from the programs. In accordance with the Consolidation Topic, the Company consolidates Cunningham in its financial statements.

On November 6, 2009, the Company effected the private placement of 900,000 shares of its 12% Preferred Stock, to qualified institutional buyers and other accredited investors. In conjunction with the offering, the entire $5.0 million principal balance of the Note was converted into the 12% Preferred Stock at the offering price and the holder of the Note received accrued interest of approximately $57,000. In addition, certain of the Company’s directors, executive officers and employees also purchased 12% Preferred Stock in the private placement at the offering price as follows:

•	Kojaian Management Corporation, an affiliate of C. Michael Kojaian, purchased $10 million of 12% Preferred Stock (effected by the conversion of the $5.0 million principal balance of the Note with the Company into 12% Preferred Stock and the purchase of an additional $5.0 million of 12% Preferred Stock)

•	Thomas P. D’Arcy purchased $500,000 of 12% Preferred Stock

•	Devin I. Murphy purchased $100,000 of 12% Preferred Stock

•	Rodger D. Young purchased $50,000 of 12% Preferred Stock

•	Andrea R. Biller purchased $100,000 of 12% Preferred Stock

•	Jeffrey T. Hanson purchased $25,000 of 12% Preferred Stock

•	Richard W. Pehlke purchased $50,000 of 12% Preferred Stock

•	Jacob Van Berkel purchased $25,000 of 12% Preferred Stock

•	other employees who are not NEOs purchased an aggregate of $1,135,000 of 12% Preferred Stock

23.	EMPLOYEE BENEFIT PLANS

Share-Based Incentive Plans

Unless otherwise indicated, all pre-merger NNN share data have been adjusted to reflect the conversion as a result of the Merger (see Note 10).

2006 Omnibus Equity Plan — In September 2006, NNN’s board of directors and then sole shareowner approved and adopted the 2006 Long-Term Incentive Plan (the “2006 Plan”). As a result of the merger of Grubb & Ellis and NNN, all issued and outstanding stock option awards under the 2006 Plan were merged into and are subject to the general provisions of the 2006 Omnibus Equity Plan (the “Omnibus Plan”). Awards previously issued pursuant to the 2006 Plan maintain all of the specific rights and characteristics as they held when originally issued, except for the number of shares represented within each award. The numbers of shares contained in awards issued under the 2006 Plan have been multiplied by a conversion factor of 0.88 to calculate a post-merger equivalent share amount for each award. In addition, the exercise price of any option award originally granted under the 2006 Plan has been divided by the same conversion factor of 0.88 to achieve a post-merger equivalent exercise price. All tables contained within this Note 23 of Notes to Consolidated Financial Statements have been retroactively restated to reflect the above conversion factors, effective as if the conversion had been calculated as of January 1, 2007, the earliest date presented.

A total of 2,539,910 shares of common stock (plus restricted shares issuable to non-management directors pursuant to a formula contained in the plan) remained eligible for future grant under the Omnibus Plan as of December 31, 2009.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In terms of vesting periods, 1,105,219 stock options were granted and vested at the date of merger. Other stock options granted during the year ended December 31, 2007 vest in equal annual increments over the three years following the date of grant.

These NQSOs are subject to a maximum term of ten years from the date of grant and are subject to earlier termination under certain conditions. Because these stock option awards were granted to the Company’s senior executive officers, no forfeiture rate has been assumed.

The following table provides a summary of the Company’s stock option activity:

			Weighted-Average
			Remaining	Weighted-Average
		Weighted-Average	Contractual	Grant Date
	Number of	Exercise Price	Term	Fair Value
	Shares	per Share	(In Years)	per Share

Options outstanding as of December 31, 2006	180,400	$11.36	9.87	$4.16

Options granted	610,940	$11.36		$3.61
Options forfeited or expired	(140,800)	$11.36		$3.78
Options converted and vested related to acquired company	1,105,219	$7.06		$3.60

Options outstanding as of December 31, 2007	1,755,759	$8.65	6.14	$3.65
Options exercised	(76,666)	$6.53		$4.23
Options forfeited or expired	(601,918)	$10.74		$2.12

Options outstanding as of December 31, 2008	1,077,175	$7.76	6.79	$4.51

Options forfeited or expired	(607,429)	$5.67		$3.31

Options outstanding as of December 31, 2009	469,746	$10.46	6.55	$3.78

Options vested and exercisable as of December 31, 2009	364,470	$10.20	6.40	$3.83

Options expected to vest as of December 31, 2009	105,276	$11.36	7.06	$3.61

Options vested and expected to vest as of December 31, 2009	469,746	$10.46	6.55	$3.78

As of December 31, 2009, the strike price for all of the stock options is greater than the stock price, resulting in an intrinsic value of zero.

The Compensation — Stock Compensation Topic requires companies to estimate the fair value of its stock option equity awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including exercise price, fair value at date of grant, volatility, and expected life of awards, risk-free interest rates and expected dividend yield. The expected volatility is based on the historical volatility of comparable publicly traded companies in the real estate sector over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of the Company’s stock options represents the average between the vesting and contractual term,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to the requirements of the Compensation — Stock Compensation Topic. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2007. (The Company did not grant any options during the years ended December 31, 2009 and 2008):

Year Ended
December 31,
2007

Exercise price	$8.59
Expected term (in years)	5.0
Risk-free interest rate	3.97%
Expected volatility	81.79%
Expected dividend yield	4.1%
Fair value at date of grant	$3.61

Option valuation models require the input of subjective assumptions including the expected stock price volatility and expected life. For the years ended December 31, 2009, 2008 and 2007, the Company recognized share-based compensation related to stock option awards of $0.4 million, $0.6 million and $0.6 million, respectively. The related income tax benefit for the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $0.2 million and $0.2 million, respectively. The total fair value of stock options that vested for the years ended December 31, 2009, 2008 and 2007 was $0.5 million, $0.8 million and $0.2 million, respectively. As of December 31, 2009, there was $24,000 in unrecognized compensation expense related to stock option awards that the Company expects to recognize over a weighted average period of one month.

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

The following table provides a summary of the Company’s restricted stock activity:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Non vested shares outstanding as of December 31, 2006	541,200	$10.83
Shares issued upon merger	40,000	$12.49
Shares issued	1,409,372	$10.31
Shares vested	(456,133)	$10.78
Shares forfeited	(102,667)	$10.89

Non vested shares outstanding as of December 31, 2007	1,431,772	$10.37
Shares issued	1,552,227	$3.06
Shares vested	(455,195)	$10.65
Shares forfeited	(514,792)	$9.79

Non vested shares outstanding as of December 31, 2008	2,014,012	$4.95
Shares issued(1)	2,711,565	$1.26
Shares vested	(612,077)	$6.61
Shares forfeited	(512,598)	$2.10

Non vested shares outstanding as of December 31, 2009	3,600,902	$2.29

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Amount includes 2,000,000 restricted shares of the Company’s common stock that were awarded on November 16, 2009 to Thomas P. D’Arcy, the Company’s President and Chief Executive Officer. 1,000,000 of the restricted shares awarded to Mr. D’Arcy are subject to vesting over 3 years in equal annual increments of 1/3 each, commencing on the day immediately preceding the 1 year anniversary of the grant date (November 16, 2009). The other 1,000,000 restricted shares are subject to vesting based upon the market price of the Company’s common stock during the 3 year period beginning November 16, 2009. Specifically, (i) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of the Company’s common stock is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of the Company’s common stock is at least $6.00, then the remaining 50% of such restricted shares shall vest.

The Company valued the restricted shares subject to market-based vesting criteria issued in 2009 with the following assumptions:

Term	Up to 3 years
Risk free rate	1.34%
Volatility	117%
Dividend yield	0.0%
Stock price on date of grant	$1.52

The Company determined that the fair value of the restricted shares subject to vesting based upon the market price of the Company’s stock was approximately $1.2 million upon grant date and is amortizing the components of this award over the derived service period of approximately 245 and 341 days, for the two tranches with market-based vesting criteria.

Total compensation expense recognized for restricted stock awards was $3.8 million, $7.8 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The related income tax benefit for the years ended December 31, 2009, 2008 and 2007 was $1.4 million, $2.9 million and $2.2 million, respectively. As of December 31, 2009, there was $2.9 million of unrecognized compensation expense related to unvested restricted stock awards that the Company expects to recognize over a weighted average period of 18 months.

Other Equity Awards — In accordance with the requirements of the Compensation — Stock Compensation Topic, share-based payments awarded to an employee of the reporting entity by a related party, or other holder of an economic interest in the entity, as compensation for services provided to the entity are share-based payment transactions to be accounted for under this Topic unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The economic interest holder is one who either owns 10.0% or more of an entity’s common stock or has the ability, directly or indirectly, to control or significantly influence the entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity, and that entity makes a share-based payment to its employee in exchange for services rendered. The Topic also requires that the fair value of unvested stock options or awards granted by an acquirer in exchange for stock options or awards held by employees of the acquiree shall be determined at the consummation date of the acquisition. The incremental compensation cost shall be (1) the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus (2) the incremental cost resulting from the acquisition (the fair market value at the consummation date of the acquisition over the fair value of the original grant).

On July 29, 2006, Mr. Thompson and Mr. Rogers agreed to transfer up to 15.0% of the outstanding common stock of Realty to Mr. Hanson, assuming he remained employed by the Company, in equal

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increments on July 29, 2007, 2008 and 2009. Due to the acquisition of Realty, the transfers were settled with 743,160 shares of the Company’s common stock (557,370 shares from Mr. Thompson and 185,790 shares from Mr. Rogers). Since Mr. Thompson and Mr. Rogers were affiliates who owned more than 10.0% of Realty’s common stock and had the ability, directly or indirectly, to control or significantly influence the entity, and the award was granted to Mr. Hanson in exchange for services provided to Realty which are vested upon completion of the respective service period, the fair value of the award was accounted for as share-based compensation in accordance with the Compensation — Stock Compensation Topic. These shares included rights to dividends or other distributions declared on or prior to July 29, 2009. As a result, the Company recognized $1.6 million, $2.8 million and $2.7 million in share-based compensation and a related income tax benefit (deferred tax asset) of $0.6 million, $1.1 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007 respectively.

On December 7, 2007, Mr. Thompson transferred 528,000 shares of his own Company common stock to Mr. Peters, which were to vest in equal annual increments over the five years following the date of grant. Since Mr. Thompson was an affiliate who owned more than 10.0% of the Company’s common stock and had the ability, directly or indirectly, to control or significantly influence the entity, and the award was granted to Mr. Peters in exchange for services provided to the Company which would vest upon completion of the respective service period, the fair value of the award was accounted for as share-based compensation in accordance with the Compensation — Stock Compensation Topic. These shares included rights to dividends or other distributions declared. As a result, the Company recognized $48,000 in share-based compensation and a related income tax benefit (deferred tax asset) of $19,000 for the year ended December 31, 2007.

On July 10, 2008, Scott D. Peters resigned as the Company’s Chief Executive Officer and President, and as a consequence, the employment agreement between the Company and Mr. Peters was terminated in accordance with its terms. As such, previously recognized share-based compensation expense related to the transfer of shares, including accrued dividends or distributions declared, was reversed, along with forfeiture of all rights and interests. Additionally, there will be no further recognition of share-based compensation related to the unvested portion of the award.

401k Plan — The Company adopted a 401(k) plan (the “Plan”) for the benefit of its employees. The Plan covers employees of the Company and eligibility begins the first of the month following the hire date. For the years ended December 31, 2009, 2008 and 2007, the Company contributed $0.8 million, $3.3 million and $0.8 million to the Plan, respectively.

Deferred Compensation Plan

During 2008, the Company implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. Deferrals made by employees and independent contractors and earnings thereon are fully accrued and held in a rabbi trust. In addition, the Company may make discretionary contributions to the plan which vest over one to five years. Contributions made by the Company and earnings thereon are accrued over the vesting period and have not been funded to date. Benefits are paid according to elections made by the participants. As of December 31, 2009 and 2008, $3.3 million and $1.7 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. The Company has purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of December 31, 2009 and 2008 have recorded the cash surrender value of the policies of $1.0 million and $1.1 million, respectively, in prepaid expenses and other assets.

In addition, the Company awards “phantom” shares of Company stock to participants under the deferred compensation plan. These awards vest over three to five years. Vested phantom stock awards are also unfunded and paid according to distribution elections made by the participants at the time of vesting and will

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be settled by the Company purchasing shares of Company common stock in the open market from time to time and delivering such shares to the participant. As of December 31, 2009 and 2008, the Company awarded an aggregate of 6.0 million and 5.4 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $23.0 million and $22.5 million, respectively. As of December 31, 2009, an aggregate of 5.6 million phantom share grants were outstanding. The Company recorded share-based compensation expense of $4.9 million and $3.1 million during the years ended December 31, 2009 and 2008, respectively, related to phantom stock awards. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in the Company paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. The Company accounts for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability. The Company recorded compensation expense of $0.5 million and $0.2 million during the years ended December 31, 2009 and 2008, respectively, related to certain of these grants which provided for a minimum guaranteed value upon vesting.

Grants of phantom shares are accounted for as equity awards in accordance with the requirements of the Compensation — Stock Compensation Topic, with the award value of the shares on the grant date being amortized on a straight-line basis over the requisite service period.

24.	INCOME TAXES

The components of income tax (benefit) provision from continuing operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
(In thousands)	2009	2008	2007

Current:
Federal	$(1,431)	$(10,981)	$16,991
State	163	(1,891)	3,195

	(1,268)	(12,872)	20,186

Deferred:
Federal	96	17,367	(4,886)
State	(3)	(5,322)	(547)

	93	12,045	(5,433)

	$(1,175)	$(827)	$14,753

The Company recorded prepaid taxes totaling approximately $1.2 million and $1.2 million as of December 31, 2009 and 2008, respectively, comprised primarily of state tax refunds receivable and state prepaid taxes net of state tax liabilities of approximately $370,000. The Company also received federal and state tax refunds of approximately $12.0 million and $6.2 million during 2009 and 2008, respectively, comprised primarily of federal net operating loss carryback claims resulting in refunds of taxes paid in previous years and refunds of state estimated tax overpayments.

The Company generated a federal net operating loss (“NOL”) of approximately $9.5 million for the taxable period of the acquired entity ending on the Merger date December 7, 2007. The Company carried back

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.6 million of this NOL to 2006 and claimed a refund of taxes paid of $1.7 million. As of December 31, 2008 the Company generated an ordinary loss of approximately $32.3 million. The Company carried back the total loss generated in 2008 to 2006 and 2007 and claimed a refund of taxes paid of $11.5 million in 2009. After the issuance of this Annual Report, the Company intends to file its 2009 federal income tax return reporting a net operating loss of approximately $72.5 million. The Company intends to file a Form 1139 to carry back approximately $14.3 million of this NOL to 2007 to claim a refund of taxes paid of $4.9 million. As of December 31, 2009, federal net operating loss carryforwards in the amount of approximately $60.5 million are available to the Company, translating to a deferred tax asset before valuation allowance of $21.2 million. These NOLs will expire between 2027 and 2030. The current year increase in deferred tax assets related to the federal net operating loss has been offset by an increase in the valuation allowance of $25.3 million as the future utilization of the NOL is uncertain.

The Company also has state net operating loss carryforwards from December 31, 2009 and previous periods totaling $185.2 million, translating to a deferred tax asset of $13.1 million before valuation allowances, which will begin to expire in 2017. The current year increase in deferred tax assets related to state net operating losses has been offset by an increase in the valuation allowances of $5.2 million as the future utilization of these state NOLs is uncertain.

The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Due to the cumulative pre-tax book loss in the past three years and the inherent volatility of the business in recent years, the Company believes that this negative evidence supports the position that a valuation allowance is required pursuant to the Income Taxes Topic. As of December 31, 2009 and 2008, there is approximately $14.3 million and $32.3 million respectively, of taxable income available in carryback years that could be used to offset deductible temporary differences. Management determined that as of December 31, 2009, $85.7 million of deferred tax assets do not satisfy the recognition criteria set forth in the Income Taxes Topic. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the year ended December 31, 2009, our valuation allowances increased by approximately $30.5 million.

The differences between the total income tax (benefit) provision of the Company from continuing operations for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
(In thousands)	2009	2008	2007

Federal income taxes at the statutory rate	$(28,875)	$(107,721)	$12,792
State income taxes, net of federal benefit	(3,182)	(5,433)	1,923
Credits	(189)	(236)	(250)
Other	7	(235)	(251)
Non-deductible expenses	528	63,121	460
Change in valuation allowance	30,536	49,677	79

Provision (benefit) for income taxes	$(1,175)	$(827)	$14,753

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2009 and 2008 from continuing and discontinued operations consisted of the following:

(In thousands)	December 31, 2009	December 31, 2008

Share-based compensation	$9,914	$5,673
Allowance for bad debts	9,990	3,764
Intangible assets	(40,233)	(41,039)
Prepaid service contracts	(1,020)	(1,055)
Property and equipment	3,042	3,523
Insurance and legal reserve	1,984	1,449
Real estate impairments	32,049	40,139
Put option guarantee	6,038	5,002
Other	1,479	6,642
Capital losses	2,528	2,528
Net operating losses	34,492	9,200

Net deferred tax assets before valuation allowance	60,263	35,826

Valuation allowance	(85,740)	(55,204)

Net deferred tax liabilities:	$(25,477)	$(19,378)

The Company classifies estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2009, the Company remains subject to examination by certain tax jurisdictions for the tax years ended December 31, 2005 through 2009. The Company has evaluated its uncertain tax positions in accordance with the Income Taxes Topic and has concluded that there are no material uncertain tax positions that would disallow the recognition of a current tax benefit or the derecognition of a previously recognized tax benefit as of December 31, 2009.

25.	SEGMENT DISCLOSURE

In conjunction with the Merger, management re-evaluated its reportable segments and determined that the Company’s reportable segments remain unchanged from the prior year and consist of Management Services, Transaction Services and Investment Management. The Company’s Investment Management segment includes all of NNN’s historical business units and, therefore, all historical data have been conformed to reflect the reportable segments as a combined company.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has certain corporate-level activities including interest income from notes and advances, property rental related operations, legal administration, accounting, finance, and management information systems which are not considered separate operating segments.

The Company evaluates the performance of its segments based upon operating (loss) income. Operating (loss) income is defined as operating revenue less compensation and general and administrative costs and excludes other rental related, rental expense, interest expense, depreciation and amortization and certain other operating and non-operating expenses. The accounting policies of the reportable segments are the same as those described in the Company’s summary of significant accounting policies (See Note 2). Beginning in 2009, allocations of corporate compensation and corporate general and administrative costs have been excluded from the evaluation of segment performance.

	Year Ended December 31,
(In thousands)	2009	2008	2007

Management Services
Revenue	$274,684	$253,664	$16,365
Compensation costs	243,006	225,764	14,574
General and administrative	9,397	8,796	869
Provision for doubtful accounts	1,472	81	(47)

Segment operating income	20,809	19,023	969
Transaction Services
Revenue	173,394	240,250	35,522
Compensation costs	156,672	205,940	27,081
General and administrative	33,339	34,727	3,791
Provision for doubtful accounts	598	846	103

Segment operating (loss) income	(17,215)	(1,263)	4,547
Investment Management
Revenue	57,282	101,581	149,651
Compensation costs	35,789	36,730	62,454
General and administrative	14,605	22,982	38,797
Provision for doubtful accounts	22,545	14,392	738

Segment operating (loss) income	(15,657)	27,477	47,662

Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating (loss) income	(12,063)	45,237	53,178
Non-segment:
Rental operations, net of rental related expenses	8,245	11,964	28,119
Corporate overhead (compensation, general and administrative costs)	(56,208)	(72,463)	(47,363)
Other operating expenses	(45,880)	(285,366)	—
Other income (expense)	21,746	(18,867)	4,560

(Loss) income from continuing operations before income tax benefit (provision)	(84,160)	(319,495)	38,494
Income tax benefit (provision)	1,175	827	(14,753)

(Loss) income from continuing operations	(82,985)	(318,668)	23,741
Income (loss) from discontinued operations, net of taxes	2,486	(23,921)	(708)

Net (loss) income	$(80,499)	$(342,589)	$23,033
Less: Net (loss) income attributable to noncontrolling interests	(1,661)	(11,719)	1,961

Net (loss) income attributable to Grubb & Ellis Company	$(78,838)	$(330,870)	$21,072

Segment assets and reconciliation to consolidated balance sheets:
Management Services	$45,723	$50,232	$14,469
Transaction Services	100,662	100,606	141,348
Investment Management	60,037	90,047	480,155

Total segment assets	206,422	240,885	635,972
Corporate assets	150,902	279,392	352,570

Total assets	$357,324	$520,277	$988,542

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2009
	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
(In thousands, except per share amounts)

Total revenue	$122,153	$126,838	$136,104	$150,550

Operating loss	$(42,279)	$(31,833)	$(20,881)	$(10,913)

Net (loss) income	$(43,280)	$(32,618)	$(21,457)	$16,856

Net (loss) income attributable to Grubb & Ellis Company	$(41,502)	$(32,808)	$(21,359)	$16,831

Net (loss) income attributable to Grubb & Ellis Company common shareowners	$(41,502)	$(32,808)	$(21,359)	$7,308

(Loss) income per share attributable to Grubb & Ellis Company common shareowners:
Basic —	$(0.65)	$(0.52)	$(0.34)	$0.11

Weighted average common shares outstanding	63,525	63,587	63,628	63,676

Diluted —	$(0.65)	$(0.52)	$(0.34)	$0.11

Weighted average common shares outstanding	63,525	63,587	63,628	63,676

	Fiscal Year 2008
	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
(In thousands, except per share amounts)

Total revenue	$154,427	$161,183	$153,191	$159,978

Operating loss	$(5,014)	$(2,622)	$(57,410)	$(235,582)

Net (loss) income	$(6,294)	$(5,238)	$(62,726)	$(268,331)

Net loss attributable to Grubb & Ellis Company	$(6,298)	$(5,380)	$(56,282)	$(262,910)

Net loss attributable to Grubb & Ellis Company common shareowners	$(6,298)	$(5,380)	$(56,282)	$(262,910)

Loss per share attributable to Grubb & Ellis Company common shareowners:
Basic —	$(0.10)	$(0.08)	$(0.88)	$(4.15)

Weighted average common shares outstanding	63,521	63,600	63,601	63,388

Diluted —	$(0.10)	$(0.08)	$(0.88)	$(4.15)

Weighted average common shares outstanding	63,521	63,600	63,601	63,388

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Loss) income attributable to Grubb & Ellis Company and (loss) income per share attributable to Grubb & Ellis Company common shareowners is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. Previously reported revenues and operating loss have been adjusted to account for current discontinued operations in accordance with the Property, Plant and Equipment Topic.

27.	SUBSEQUENT EVENTS

On March 4, 2010, the Board of Directors declared a dividend of $3.00 per share on the Company’s 12% Cumulative Participating Perpetual Convertible Preferred Stock to shareowners of record as of March 19, 2010, to be paid on March 31, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.

Management of the Company, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2009, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Remediation of Previous Material Weaknesses

In our quarterly and annual reports for the periods ended from December 31, 2008 through September 30, 2009, we reported the following material weaknesses in our internal controls over financial reporting:

•	The control environment did not adequately address communication of agreements to Legal and Accounting. As a result, the Company failed to identify, appropriately account for, and adequately disclose certain agreements entered into by NNN prior to the Merger.

•	The Company did not maintain internal controls with regard to properly evaluating the revenue recognition related to a number of tenant-in-common investment programs.

We took the following actions to remediate these material weaknesses:

•	Restructured the Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments

•	Updated accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate previously communicated weaknesses and to appropriately account for transactions

•	Implemented a required legal and accounting review prior to execution of investor agreements

•	Enhanced executive and senior management certifications to specifically address disclosure and communication of all known agreements

•	Enhanced management communications to address acceptable transactions and authorization requirements

During the quarter ended December 31, 2009, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weaknesses described above have been remediated as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, our management concluded our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above under “Remediation of Previous Material Weaknesses”, there were changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

GRUBB & ELLIS COMPANY

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about the Directors

The Company’s Board is comprised of six directors. Each director is elected for a one-year term that will expire at the Company’s 2010 annual meeting.

Thomas P. D’Arcy	50, has served as the President and Chief Executive Officer and as a director of the Company since November 16, 2009. Mr. D’Arcy has been since April 2008 and is currently the non-executive chairman of the board of directors of Inland Real Estate Corporation (NYSE: IRC), where he has also been an independent director since 2005. Mr. D’Arcy has over 20 years of experience acquiring, developing and financing all forms of commercial and residential real estate. He is currently a principal in Bayside Realty Partners, a private real estate company focused on acquiring, renovating and developing land and income producing real estate primarily in the New England area. From 2001 to 2003, Mr. D’Arcy was president and chief executive officer of Equity Investment Group, a private real estate company owned by an investor group which included The Government of Singapore, The Carlyle Group and Northwestern Mutual Life Insurance Company. Prior to his tenure with Equity Investment Group, Mr. D’Arcy was the chairman of the board, president and chief executive officer of Bradley Real Estate, Inc., a Boston-based real estate investment trust traded on the NYSE, from 1989 to 2000. Mr. D’Arcy is a graduate of Bates College.

C. Michael Kojaian	48, has served as a director of the Company since December 1996. He served as the Chairman of the Board of Directors of the Company from June 2002 until December 7, 2007 and has served as the Chairman of the Board of Directors of the Company since January 6, 2009. He has been the President of Kojaian Ventures, L.L.C. and also Executive Vice President, a director and a shareholder of Kojaian Management Corporation, both of which are investment firms headquartered in Bloomfield Hills, Michigan, since 2000 and 1985, respectively. He is also a director of Arbor Realty Trust, Inc. Mr. Kojaian has also served as the Chairman of the Board of Directors of Grubb & Ellis Realty Advisors, Inc., an affiliate of the Company, from its inception in September 2005 until April 2008, and as its Chief Executive Officer from December 13, 2007 until April 2008.

Robert J. McLaughlin	76, has served as a director of the Company since July 2004. Mr. McLaughlin previously served as a director of the Company from September 1994 to March 2001. He founded The Sutter Group in 1982, a management consulting company that focuses on enhancing shareowner value, and currently serves as its President. Previously, Mr. McLaughlin served as President and Chief Executive Officer of Tru-Circle Corporation, an aerospace subcontractor, from November 2003 to April 2004, and as Chairman of the Board of Directors from August 2001 to February

2003, and as Chairman and Chief Executive Officer from October 2001 to April 2002 of Imperial Sugar Company.

Devin I. Murphy	49, has served as a director of the Company since July 2008. Mr. Murphy is currently a Vice Chairman in Investment Banking for Morgan Stanley. Prior to joining Morgan Stanley in November 2009, Mr. Murphy was a Managing Partner of Coventry Real Estate Advisors, a real estate private equity firm founded in 1998 which sponsors institutional investment funds. Prior to joining Coventry Real Estate Advisors, LLC in March 2008, Mr. Murphy was the Global Head of Real Estate Investment Banking at Deutsche Bank Securities, Inc. from 2004 to 2007. Prior to joining Deutsche Bank, he was at Morgan Stanley & Company for 14 years in a variety of roles, including as Co-Head North American Real Estate Investment Banking and Global Head of the firm’s Real Estate Private Capital Markets Group.

D. Fleet Wallace	42, has served as a director of the Company since December 2007. Mr. Wallace also had served as a director of NNN Realty Advisors, Inc. (“NNN”) from November 2006 to December 2007. Mr. Wallace is a principal and co-founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in 2004. From April 1998 to August 2001, Mr. Wallace served as corporate counsel and assistant secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with McGuire Woods in Richmond, Virginia. Mr. Wallace has also served as a Trustee of G REIT Liquidating Trust since January 2008.

Rodger D. Young	63, has served as a director of the Company since April 2003. Mr. Young has been a name partner of the law firm of Young & Susser, P.C. since its founding in 1991, a boutique firm specializing in commercial litigation with offices in Southfield, Michigan and New York City. In 2001, Mr. Young was named Chairman of the Bush Administration’s Federal Judge and U.S. Attorney Qualification Committee by Governor John Engler and Michigan’s Republican Congressional Delegation. Mr. Young is a member of the American College of Trial Lawyers and was listed in the 2007 edition of Best Lawyers of America. Mr. Young was named by Chambers International and by Best Lawyers in America as one of the top commercial litigators in the United States.

Communications with the Directors

Shareowners, employees and others interested in communicating with the Chairman of the Board may do so by writing to C. Michael Kojaian, c/o Corporate Secretary, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. Shareowners, employees and others interested in communicating with any of the other directors of the Company may do so by writing to such director, c/o Corporate Secretary, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Information About Executive Officers

Thomas P. D’Arcy has served as the Company’s President and Chief Executive Officer since November 16, 2009. For information on Mr. D’Arcy see “Information about the Directors” above. In addition to Mr. D’Arcy, the following are the current executive officers of the Company:

Andrea R. Biller	60, has served as Executive Vice President, General Counsel and Corporate Secretary of the Company since December 2007. She joined Grubb & Ellis Realty Investors, LLC in March 2003 as General Counsel and served as NNN’s General Counsel, Executive Vice President and Corporate Secretary since November 2006 and director since December 2007. Ms. Biller also has served as Executive Vice President and Corporate Secretary of Grubb & Ellis Healthcare REIT II, Inc. since January 2009 and Corporate Secretary of Grubb & Ellis Apartment REIT, Inc. since April 2009 and from December 2005 to February 2009. Ms. Biller also has served as a director of Grubb & Ellis Apartment REIT, Inc. since June 2008. Ms. Biller has served as Executive Vice President and Secretary for Grubb & Ellis Equity Advisors since June 2009. Ms. Biller served as an Attorney at the Securities and Exchange Commission, Division of Corporate Finance, in Washington D.C. from 1995-2000, including two years as Special Counsel, and as a private attorney specializing in corporate and securities law from 1990-1995 and 2000-2002. Ms. Biller is licensed to practice law in California, Virginia, and Washington, D.C.

Jeffrey T. Hanson	39, has served as Chief Investment Officer of the Company since December 2007. He has served as Chief Investment Officer of NNN since November 2006 and as a director since November 2008 and joined Grub & Ellis Realty Investors in July 2006 and has served as its President and Chief Investment Officer since November 2007. Mr. Hanson has also served as the President and Chief Executive Officer of Realty since July 2006 and as Chairman since April 2007. Mr. Hanson also has served as Chief Executive Officer and Chairman of the Board of Grubb & Ellis Healthcare REIT II, Inc. since January 2009. Mr. Hanson has served as President and Chief Executive Officer for Grubb & Ellis Equity Advisors since June 2009. From December 1997 to July 2006, Mr. Hanson was a Senior Vice President with the Grubb and Ellis Institutional Investment Group in Grubb & Ellis’ Newport Beach office. Mr. Hanson served as a real estate broker with CB Richard Ellis from 1996 to December 1997. Mr. Hanson formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors.

Stanley J. Olander, Jr.	55, has served as an Executive Vice President — Multifamily of the Company since December 2007. He has also served as Chief Executive Officer and a director of Grubb & Ellis Apartment REIT, Inc. and Chief Executive Officer of Grubb & Ellis Apartment REIT Advisors, LLC since December 2005. Mr. Olander has also served as Grubb & Ellis Apartment REIT, Inc.’s Chairman of the Board since December 2006 and has also served as President of Grubb & Ellis Apartment REIT, Inc. and President of Grubb & Ellis Apartment REIT Advisors, LLC since April 2007. Mr. Olander has also been a Managing Member of ROC REIT Advisors, LLC since

2006 and a Managing Member of ROC Realty Advisors since 2005. Additionally, since July 2007, Mr. Olander has also served as Chief Executive Officer, President and Chairman of the Board of Grubb & Ellis Residential Management, Inc. He served as President and Chief Financial Officer and a member of the board of directors of Cornerstone Realty Income Trust, Inc. from 1996 until April 2005.

Richard W. Pehlke	56, has served as the Executive Vice President and Chief Financial Officer of the Company since February 2007. Prior to joining the Company, Mr. Pehlke served as Executive Vice President and Chief Financial Officer and a member of the board of directors of Hudson Highland Group, a publicly held global professional staffing and recruiting business, from 2003 to December 2005 and served as a consultant during 2006. From 2001 to 2003, Mr. Pehlke operated his own consulting business specializing in financial strategy and leadership development. In 2000, he was the Executive Vice President and Chief Financial Officer of ONE, Inc. a privately held software implementation business. Prior to 2000, Mr. Pehlke held senior financial positions in the telecommunications, financial services and food and consumer products industries.

Jacob Van Berkel	49, has served as Executive Vice President and Chief Operating Officer of the Company since February 2008 and President, Real Estate Services since May 2008. Mr. Van Berkel oversees operations and business integration for Grubb & Ellis, having joined NNN in August 2007 to assist with the merger of the two companies. He is responsible for the strategic direction of all Grubb & Ellis’ brokerage operations, marketing and communications, research and other day-to-day operational activities. He has 25 years of experience, including more than four years at CB Richard Ellis as senior vice president, human resources as well as in senior global human resources, operations and sales positions with First Data Corporation, Gateway Inc. and Western Digital.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and shareowners holding ten percent (10%) or more of our voting securities (“Insiders”) to file with the SEC reports showing their ownership and changes in ownership of Company securities, and to send copies of these filings to us. To our knowledge, based upon review of copies of such reports furnished to us and upon written representations that the Company has received to the effect that no other reports were required during the year ended December 31, 2009, the Insiders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The Company has adopted, and revised effective January 25, 2008, a code of business conduct and ethics (“Code of Business Conduct and Ethics”) that applies to all of the Company’s directors, officers, employees and independent contractors, including the Company’s principal executive officer, principal financial officer and controller and complies with the requirements of the Sarbanes-Oxley Act of 2002 and the NYSE listing requirements. The January 25, 2008 revision was effected to make the Code of Business Conduct and Ethics consistent with the amendment of even date to the Company’s by-laws so as to provide that members of the board of directors who are not an employee or executive officer of the Company have the right to directly or indirectly engage in the same or similar business activities or lines of business as the Company, or any of its subsidiaries, including those business activities or lines of business deemed to be competing with the Company or any of its subsidiaries. In the event that a non-management director acquires knowledge, other than as a result of his or her position as a director of the Company, of a potential transaction or matter that may be a corporate opportunity for the Company, or any of its subsidiaries, such non-management director shall be entitled to offer such corporate opportunity to the Company as such non-management director deems appropriate under the circumstances in their sole discretion.

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

Board Leadership Structure, Executive Sessions of Non-Management Directors

Mr. D’Arcy currently serves as the chief executive officer of the Company and Mr. Kojaian, a non-management director, serves as Chairman of the Board. The Board has chosen to separate the principal executive officer and Board chair positions because it believes that independent oversight of management is an important component of an effective Board and this structure benefits the interests of all shareowners.

The Company’s non-management directors meet without management present at each of the Board’s regularly scheduled in-person meetings. If the Board convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. The Chairman of the Board, Mr. Kojaian, who is a non-management director, presides over executive sessions of the Board.

Risk Oversight

The Board oversees the business of the Company and considers the risks associated with the Company’s business strategy and decisions. The Board implements its risk oversight function both as a whole and through its Committees. In particular:

The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee meets in executive session with each of the Company’s Chief Financial Officer, Vice President of Internal Audit and with representatives of our independent registered public accounting firm.

The Compensation Committee manages risks related to the Company’s compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs and engages the services of compensation consultants to ensure that it adopts appropriate levels of compensation commensurate with industry standards.

The Governance and Nominating Committee oversees risks related to corporate governance and the selection of Board nominees.

Each of the Committee Chairs reports to the full Board regarding materials risks as deemed appropriate.

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

Audit Committee

The Audit Committee of the Board is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the rules thereunder. The Audit Committee operates under a written charter adopted by the Board of Directors. The charter of the Audit Committee was last revised effective January 28, 2008 and is available on the Company’s website at www.grubb-ellis.com and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. The members of the Audit Committee as of December 31, 2009 are Robert J. McLaughlin, Chair, D. Fleet Wallace and Rodger D. Young. The Board has determined that the members of the Audit Committee are independent under the NYSE listing requirements and the Exchange Act and the rules thereunder, and that Mr. McLaughlin is an audit committee financial expert in accordance with rules established by the SEC.

Corporate Governance and Nominating Committee

The functions of the Company’s Corporate Governance and Nominating Committee are to assist the Board with respect to: (i) director qualification, identification, nomination, independence and evaluation; (ii) committee structure, composition, leadership and evaluation; (iii) succession planning for the CEO and other senior executives; and (iv) corporate governance matters. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board, which is available on the Company’s website at www.grubb-ellis.com and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. The members of the Corporate Governance and Nominating Committee as of December 31, 2009, are Rodger D. Young, Chair, and Devin I. Murphy. The Board has determined that Messrs. Young and Murphy are independent under the NYSE listing requirements and the Exchange Act and the rules thereunder.

Director Nominations

The Corporate Governance and Nominating Committee considers candidates for director who are recommended by its members, by other Board members, by shareowners and by management. The Corporate Governance and Nominating Committee evaluates director candidates recommended by shareowners in the same way that it evaluates candidates recommended by its members, other members of the Board, or other persons. The Corporate Governance and Nominating Committee considers all aspects of a candidate’s qualifications in the context of the Company’s needs at that point in time with a view to creating a Board with a diversity of experience and perspectives. Among the qualifications, qualities and skills of a candidate considered important by the Corporate Governance and Nominating Committee are a commitment to representing the long-term interests of the shareowners; an inquisitive and objective perspective; the willingness to take appropriate risks; leadership ability; personal and professional ethics, integrity and values; practical wisdom and sound judgment; business and professional experience in fields such as real estate, finance and accounting; and geographic, gender, age and ethnic diversity.

Nominations by shareowners of persons for election to the Board of Directors must be made pursuant to timely notice in writing to our Secretary. To be timely, a shareowner’s notice shall be delivered or mailed to and received at our principal executive offices not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day prior to the first anniversary of last year’s annual meeting; provided, however, that if the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice must be delivered not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of the 90th day prior to the annual meeting or the tenth day following the day on which public announcement of the date of the meeting is first made. Such shareowner’s notice shall set forth: (1) the name, age, business address or, if known, residence address of each proposed nominee; (2) the principal occupation or employment of each proposed nominee; (3) the name and residence of the Chairman of the Board for notice by the Board of Directors, or the name and residence address of the notifying shareowner for notice by said shareowner; and (4) the total number of shares that to the best of the knowledge and belief of the person giving the notice will be voted for each of the proposed nominees.

Certifications

On January 12, 2010, the Company’s General Counsel certified to the NYSE that she was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company has filed with the SEC, as an exhibit to this Annual Report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion and analysis describes the governance and oversight of the Company’s executive compensation programs and the material elements of compensation paid or awarded to those who served as the Company’s principal executive officer, the Company’s principal financial officer, and the three other most highly compensated executive officers of the Company during the period from January 1, 2009 through December 31, 2009 (collectively, the “named executive officers” or “NEOs” and individually, a “named executive officer” or “NEO”). The specific amounts and material terms of such compensation paid, payable or awarded are disclosed in the tables and narrative included in this section of this Annual Report. The compensation disclosure provided with respect to the Company’s NEOs and directors with respect to calendar year s 2009, 2008 and 2007 represent their full year’s compensation incurred by the Company with respect to each calendar year.

Compensation Committee

The Board of Directors has delegated to the Compensation Committee oversight responsibilities for the Company’s executive compensation programs. The Compensation Committee determines the policy and strategies of the Company with respect to executive compensation taking into account certain factors that the Compensation Committee deems appropriate such as (a) compensation elements that will enable the Company to attract and retain executive officers who are in a position to achieve the strategic goals of the Company which are in turn designed to enhance shareowner value, and (b) the Company’s ability to compensate its executives in relation to its profitability and liquidity.

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

The Compensation Committee operates under a written charter adopted by the full Board and revised effective December 10, 2007, which is available on the Company’s website at www.grubb-ellis.com. Printed copies may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. The members of the Compensation Committee as of December 31, 2009 are D. Fleet Wallace, Chair, Robert J. McLaughlin and Rodger D.

Young. The Board has determined that Messrs. Wallace, McLaughlin and Rodgers are independent under the NYSE listing requirements and the Exchange Act and the rules there under.

Use of Consultants

Under its charter, the Compensation Committee has the power to select, retain, compensate and terminate any compensation consultant it determines is useful in the fulfillment of the Committee’s responsibilities. The committee also has the authority to seek advice from internal or external legal, accounting or other advisors.

During 2009, Equinox Partners, an executive search firm engaged by the Board in 2008, continued to manage the search for a permanent Chief Executive Officer. Pursuant to that search, on November 16, 2009, Mr. D’Arcy became the Company’s Chief Executive Officer.

In June 2009, the Compensation Committee engaged Mercer (US), Inc. to develop recommendations for the compensation packages and key features of the ongoing compensation packages for the Company’s Section 16(b) executive officers. The Compensation Committee directed Mercer to collect and review documentation on existing compensation programs, determine overall objectives for the 16(b) compensation packages, analyze relevant market information, outline a mix of salary, annual and long-term incentives, and develop proposals for the design and implementation of a recommended compensation program.

During 2008, the Special Committee of the Board of Directors appointed to direct the search for a permanent Chief Executive Officer engaged the services of Steven Hall & Partners to develop and recommend a compensation package for the Chief Executive Officer position. The Special Committee utilized the services of Steven Hall Partners in connection with its search for a permanent Chief Executive Officer in 2009, which culminated in the hiring of Mr. D’Arcy in November 2009.

Role of Executives in Establishing Compensation

In advance of each Compensation Committee meeting, the Chief Executive Officer and the Chief Operating Officer work with the Compensation Committee Chairman to set the meeting agenda. The Compensation Committee periodically consults with the Chief Executive of the Company with respect to the hiring and the compensation of the other NEOs and certain other key employees.

Certain Compensation Committee Activity

The Compensation Committee met four times during the year ended December 31, 2009 and in fulfillment of its obligations, among other things, determined on December 3, 2008, based upon a recommendation of Christenson Advisors, LLC, that the cash retainer for independent, non-management directors of $50,000 per annum would remain the same as would the Board Meeting and Committee Meeting fees of $1,500 per meeting. Similarly, the Compensation Committee determined that the Audit Chair retainer, the Compensation Chair retainer and the Governance Chair retainer would remain constant at $15,000, $10,000 and $7,500 per annum, respectively.

Compensation Philosophy, Goals and Objectives

As a commercial real estate services company, the Company is a people oriented business which strives to create an environment that supports its employees in order to achieve its growth strategy and other goals established by the board so as to increase shareowner value over the long term.

The primary goals and objectives of the Company’s compensation programs are to:

•	Compensate management, key employees, independent contractors and consultants on a competitive basis in order to attract, motivate and retain high quality, high performance individuals who will achieve the Company’s short-term and long term goals;

•	Motivate and reward executive officers whose knowledge, skill and performance are critical to the Company’s success;

•	Align the interests of the Company’s executive officers and shareowners through equity-based long-term incentive awards that motivate executive officers to increase shareowner value and reward executive officers when shareowner value increases; and

•	Ensure fairness among the executive management team by recognizing contributions each executive officer makes to the Company’s success.

The Compensation Committee established these goals in order to enhance shareowner value.

The Company believes that it is important for variable compensation, i.e., where an NEO has a significant portion of his or her total “cash compensation” at risk, to constitute a significant portion of total compensation and that such variable compensation be designed so as to reward effective team work (through the achievement of Company-wide financial goals) as well as the achievement of individual goals (through the achievement of business unit/functional goals and individual performance goals and objectives). The Company believes that this dual approach best aligns the individual NEO’s interest with the interests of the shareowners.

Compensation During Term of Employment

The Company’s compensation program for NEOs is currently comprised of four key elements — base salary, annual bonus incentive compensation, share-based compensation and a retirement plan — that are intended to balance the goals of achieving both short-term and long-term results which the Company believes will effectively align management with shareowners.

Base Salary

Amounts paid to NEOs as base salaries are included in the column captioned “Salary” in the Summary Compensation Table below. The base salary of each NEO is determined based upon their position, responsibility, qualifications and experience, and reflects consideration of both external comparison to available market data and internal comparison to other executive officers.

The base salary for an NEO is typically established by the Compensation Committee at the time of an NEO’s initial employment and may be modified during the course of employment. In the case of the Company’s Chief Executive Officer and President, Thomas P. D’Arcy, his base salary of $650,000 was determined by the Compensation Committee after reviewing advice from its outside consultant regarding market comparisons of peer group companies and other relevant factors. In the case of the Company’s General Counsel Executive Vice President and Corporate Secretary, Andrea R. Biller, her compensation has not been adjusted since the inception of her former employment agreement. In the case of the Company’s Chief Financial Officer and Executive Vice President, Richard W. Pehlke, his base salary was increased on January 1, 2008 from $350,000 to $375,000. With respect to the Company’s Chief Investment Officer, Jeffrey T. Hanson’s base salary was increased on August 1, 2008 from $350,000 to $450,000. As a result of Jacob Van Berkel being promoted to Chief Operating Officer and Executive Vice President on March 1, 2008, Mr. Van Berkel’s base salary was increased from $280,000 to $400,000. Effective March 1, 2009, the base salary for each of Ms. Biller and Messrs. Hanson, Pehlke and Van Berkel was reduced by 10.0%.

The base salary component is designed to constitute between 40% and 50% of total annual compensation a target for the NEOs based upon each individual’s position in the organization and the Compensation Committee’s determination of each position’s ability to directly impact the Company’s financial results.

Annual Bonus Incentive Compensation

Amounts paid to NEOs under the annual bonus plan are included in the column captioned “Bonus” in the Summary Compensation Table below. In addition to earning base salaries, each of the Company’s NEOs is eligible to receive an annual cash bonus, the target amount of which is set by the individual employment agreement and/or Compensation Committee with each NEO. The annual bonus incentive of each NEO is determined based upon his or her position, responsibility, qualifications and experience, and reflects consideration of both external comparison to available market data and internal comparison to other executive officers.

The annual cash bonus plan target for NEOs is between 50% and 200% of base salary and is designed to constitute from 20% to 50% of an NEO’s total annual target compensation. The bonus plan component is based on each individual’s role and responsibilities in the company and the Committee’s determination of each NEO’s ability to directly impact the Company’s financial results. The 2009 annual cash bonus plan target was 150% of base salary for Ms. Biller and Messrs. Pehlke and Hanson and 100% of base salary for Mr. Van Berkel. If the highest level of performance conditions with respect to the 2009 annual cash bonus is satisfied, then the value of the 2009 annual cash bonuses would be $540,000 for Ms. Biller, $506,250 for Mr. Pehlke, $607,500 for Mr. Hanson and $360,000 for Mr. Van Berkel. There is no 2009 annual cash bonus for Mr. D’Arcy with respect to the period commencing on November 16, 2009 and continuing up to and through December 31, 2009. No annual cash bonus plan payments were made to the NEOs for fiscal year 2009. On March 10, 2010, the Compensation Committee awarded to each of Messrs. Pehlke, Hanson and Van Berkel a cash bonus of $400,000 (which is inclusive of any other bonuses that would otherwise be payable to any of them with respect to 2009) for 2009 performance and retention through the first quarter of 2010. Such bonuses will be paid to each of Messrs. Pehlke, Hanson and Van Berkel during 2010.

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

Share-based Compensation and Incentives

The compensation associated with stock awards granted to NEOs is included in the Summary Compensation Table and other tables below (including the charts that show outstanding equity awards). Except for the November 16, 2009 grant of 2,000,000 restricted shares of common stock to Thomas P. D’Arcy, no other grants were made to NEOs during the year ended December 31, 2009.

In February of 2009, each of Messrs. Pehlke and Van Berkel, on their own initiative, voluntarily returned an aggregate of 131,000 and 130,000 restricted shares, respectively, to the Company for re-allocation of such restricted shares, on the same terms and conditions, to various employees in their respective business units. The returned shares were part of a grant of 250,000 shares made to each of Messrs. Pehlke and Van Berkel in December 2008.

On March 10, 2010, the Compensation Committee granted 1,000,000 restricted shares of common stock to each of Jeffrey T. Hanson and Jacob Van Berkel. Equity grants to NEOs are intended to align management with the long-term interests of the Company’s shareowners and to have a retentive effect upon the Company’s NEOs. The Compensation Committee and the Board of Directors approve all equity grants to NEOs.

Profit Sharing Plan

NNN established a profit sharing plan for its employees; pursuant to which NNN provided matching contributions. Generally, all employees were eligible to participate following one year of service with NNN. Matching contributions were made in NNN’s sole discretion. Participants’ interests in their respective contribution account vest over 4 years, with 0.0% vested in the first year of service, 25.0% in the second year, 50.0% in the third year and 100.0% in the fourth year. The Profit Sharing Plan was terminated on December 31, 2007.

Retirement Plans

The amounts paid to the Company’s NEOs under the retirement plan are included in the column captioned “All Other Compensation” in the Summary Compensation Table directly below. The Company has established and maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986 (the

“Code”) to cover the Company’s eligible employees including the Company’s NEOs. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax deferred basis through contributions to the Company’s 401(k) plan. The Company’s 401(k) plan is intended to constitute a qualified plan under Section 401(k) of the Code and its associated trust is intended to be exempt from federal income taxation under Section 501(a) of the Code. The Company makes discretionary Company matching contributions to the 401(k) plan for the benefit of the Company’s employees including the Company’s NEOs. In April 2009, the Company’s matching contributions to the 401(k) plan were suspended.

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

Long Term Incentive Plan

On May 1, 2008, the Compensation Committee adopted the Long Term Incentive Plan (“LTIP”) of Grubb & Ellis Company, effective January 1, 2008, designed to reward the efforts of the executive officers of the Company to successfully attain the Company’s long-term goals by directly tying the executive officers’ compensation to the Company and individual results. During fiscal year 2009, no named executive officer received an award under the LTIP.

The LTIP is divided into two components: (i) annual long-term incentive target which comprises 50% of the overall target, and (ii) multi-year annual incentive target which comprises the other 50%.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the calendar years ended December 31, 2009, 2008 and 2007 earned by or paid to the Company’s named executive officers for such full calendar years.

								Change
								in
								Pension
							Non-	Value
							Equity	And
							Incentive	Nonqualified
Name and	Year				Stock	Option	Plan	Deferred	All other
Principal	Ended	Salary	Bonus		Awards	Awards	Compensation	Compensation	Compensation
Position	December	($)	($)(5)		($)(10)	($)(11)	($)	Earnings	($)(8)(12)(13)	Total

Thomas P. D’Arcy(1)	2009	$81,250	$—		$2,720,000	$—	$—	$—	$35,058	$2,836,308
Chief Executive Officer

Gary H. Hunt(2)	2009	560,000	—		—	—	—	—	—	560,000
Former Interim Chief Executive Officer	2008	300,000 (6)	—		—	—	—	—	—	300,000

Richard W. Pehlke(3)	2009	343,750	200,000	(7)	—	—	—	—	7,759	551,509
Executive Vice	2008	375,000	—		642,750	—	—	—	—	1,017,750
President, and Chief Financial Officer	2007	299,500	200,000		—	198,808	—	—	—	698,308

Andrea R. Biller	2009	366,667	—		—	—	—	—	387,391	754,058
Executive Vice	2008	400,000	—		—	—	—	—	688,565	1,088,565
President, General Counsel and Corporate Secretary	2007	400,000	451,000		300,000	—	—	—	592,134	1,743,134

Jeffrey T. Hanson	2009	412,500	200,000	(7)	—	—	—	—	396,758	1,009,258
Chief	2008	391,667	250,000	(9)	—	—	—	—	556,727	1,198,394
Investment Officer	2007	350,000	500,350	(9)	200,000	—	—	—	425,106	1,475,456

Jacob Van Berkel(4)	2009	366,667	200,000	(7)	—	—	—	—	2,383	569,050
Chief Operating	2008	380,000	—		664,600	—	—	—	4,816	1,049,416
Officer and Executive Vice President	2007	115,096	225,000		88,880	—	—	—	30	429,006

(1)	Mr. D’Arcy has served as the Chief Executive Officer since November 16, 2009. Mr. D’Arcy is entitled to receive target bonus cash compensation of up to 200% of his base salary based upon annual performance goals to be established by the Compensation Committee of the Company. Mr. D’Arcy is guaranteed a cash bonus with respect to the 2010 calendar year of 200% of base salary, but there is no guaranteed bonus with respect to any subsequent year. In addition, there is no cash bonus compensation with respect to the period commencing on November 16, 2009 and continuing up to and through December 31, 2009.

(2)	Mr. Hunt served as the Interim Chief Executive Officer from July 2008 to November 16, 2009.

(3)	Mr. Pehlke has served as the Chief Financial Officer since February 2007. Mr. Pehlke had a minimum guaranteed bonus of $125,000 for calendar 2007, prorated based on his hire date in February 2007 (equal to $110,577).

(4)	Mr. Van Berkel joined the Company in August 2007.

(5)	2009 and 2008 bonuses calculated based on Company EBITDA and 2007 bonuses calculated based on Company EBIT.

(6)	Amounts paid to Mr. Hunt represent a consulting fee as Mr. Hunt consulted as the Interim Chief Executive Officer and was not an employee of the Company.

(7)	Amount includes a portion of the special bonus of $400,000 that was awarded to each of Messrs. Pehlke, Hanson and Van Berkel on March 10, 2010. Specifically, fifty percent (50%) of such special bonus was in recognition of 2009 performance and fifty percent (50%) was in connection with the retention of such executive’s services through the first quarter of 2010. The entire special bonus is payable in 2010. Such amount is inclusive of any other bonus compensation that might otherwise be payable to any of them with respect to 2009.

(8)	All other compensation also includes: (i) cash distributions based on membership interests of $0, $121,804, and $159,418 earned by Ms. Biller from Grubb & Ellis Apartment Management, LLC for each of the calendar years ended December 31, 2009, 2008 and 2007, respectively; and (ii) cash distributions based on membership interests of $380,486, $547,519, and $413,546 earned by each of Mr. Hanson and Ms. Biller from Grubb & Ellis Healthcare Management, LLC for each of the calendar years ended December 31, 2009, 2008 and 2007, respectively.

(9)	Amount includes a special bonus of $250,000. The 2008 special bonus was paid in January 2010.

(10)	The amounts shown are the aggregate grant date fair value related to the grants of restricted stock.

(11)	The amounts shown are the aggregate grant date fair value related to the grants of stock options.

(12)	The amounts shown include the Company’s incremental cost for the provision to the named executive officers of certain specified perquisites in fiscal 2009, 2008 and 2007, as follows:

					Tax Gross	Medical &
		Living		Travel	Up	Dental
		Expenses		Expenses	Payment	Premiums	Total
Named Executive Officer	Year	($)		($)	($)	($)	($)

Thomas P. D’Arcy	2009	$35,000	(13)	$—	$—	$—	$35,000
Gary H. Hunt	2009	—		—	—	—	—
	2008	—		—	—	—	—
Richard W. Pehlke	2009	—		—	—	6,469	6,469
	2008	—		—	—	7,287	7,287
	2007	—		—	—	—	—
Andrea R. Biller	2009	—		—	—	4,925	4,925
	2008	—		—	—	4,621	4,621
	2007	—		—	—	1,740	1,740
Jeffrey T. Hanson	2009	—		—	—	14,176	14,176
	2008	—		—	—	13,179	13,179
	2007	—		—	—	8,340	8,340
Jacob Van Berkel	2009	—		—	—	—	—
	2008	—		—	—	—	—
	2007	—		—	—	—	—

(13)	Mr. D’Arcy received a one-time cash payment as reimbursement for all of his out-of-pocket transitory relocation expenses, including transitory housing and travel expenses for six months.

(14)	The amounts shown also include the following 401(k) matching contributions made by the Company, income attributable to life insurance coverage and contributions to the profit-sharing plan in fiscal 2009, 2008 and 2007, as follows:

				Profit-
				Sharing
		401(k) Plan	Life	Plan
		Company	Insurance	Company
		Contributions	Coverage	Contributions	Total
Named Executive Officer	Year	($)	($)	($)	($)

Thomas P. D’Arcy	2009	$—	$58	$—	$58
Gary H. Hunt	2009	—	—	—	—
	2008	—	—	—	—
Richard W. Pehlke	2009	—	1,290	—	1,290
	2008	—	1,290	—	1,290
	2007	—	—	—	—
Andrea R. Biller	2009	—	1,980	—	1,980
	2008	—	1,290	—	1,290
	2007	3,100	120	14,210	17,430
Jeffrey T. Hanson	2009	1,826	270	—	2,096
	2008	—	270	—	270
	2007	3,100	120	—	3,220
Jacob Van Berkel	2009	1,933	450	—	2,383
	2008	4,600	450	—	5,050
	2007	—	30	—	30

Grants of Plan-Based Awards

The following table sets forth information regarding the grants of plan-based awards made to its NEOs for the fiscal year ended December 31, 2009.

		All Other	All Other
		Stock	Option
		Awards:	Awards:	Exercise or	Grant Date
		Number of	Number of	Base Price	Fair
		Shares of	Securities	of Option	Value of Stock
	Grant	Stock or	Underlying	Awards	and Option
Name	Date	Units	Options	($/Share)	Awards($)(1)

Thomas P. D’Arcy	11/16/09	2,000,000 (2)	—	$—	$2,720,000	(2)
Gary H. Hunt	—	—	—	—	—
Richard W. Pehlke	—	—	—	—	—
Andrea R. Biller	—	—	—	—	—
Jeffrey T. Hanson	—	(3)	—	—	—
Jacob Van Berkel	—	(3)	—	—	—

(1)	The grant date fair value of the shares of restricted stock and stock options granted were computed in accordance with the requirements of the Compensation — Stock Compensation Topic.

(2)	Amounts shown with respect to Mr. D’Arcy represent restricted stock awarded. 1,000,000 of the restricted shares awarded to Mr. D’Arcy are subject to vesting over 3 years in equal annual increments of 1/3 each, commencing on the day immediately preceding the 1 year anniversary of the grant date (November 16, 2009) and which have a grant date fair value of $1.52 per share. The other 1,000,000 restricted shares are subject to vesting based upon the market price of the Company’s common stock during the 3 year period beginning November 16, 2009, 500,000 restricted shares of which have a grant date fair value of $1.28 per share and the other 500,000 restricted shares have a grant date fair value of $1.12 per share. Specifically,

(i) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of the Company’s common stock is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of the Company’s common stock is at least $6.00, then the remaining 50% of such restricted shares shall vest.

(3)	In March 2010, each of Messrs. Hanson and Van Berkel were awarded 1,000,000 shares of restricted stock. 500,000 of the restricted shares awarded to each of Mr. Hanson and Mr. Van Berkel are subject to vesting over 3 years in equal annual increments of 1/3 each, commencing on the one year anniversary of the March 10, 2010 grant date and which have a grant date fair value of $1.87 per share. The other 500,000 restricted shares are subject to vesting based on the market price of the Company’s common stock during the 3 year period beginning March 10, 2010, 250,000 restricted shares of which have a grant date fair value of approximately $1.57 per share and the other 250,000 restricted shares have a grant date fair value of approximately $1.38 per share. Specifically, (i) in the event that for any 30 consecutive trading days during the 3 year period following the March 10, 2010 grant date the volume weighted average closing price per share of the Company’s common stock is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the 3 year period following the March 10, 2010 grant date the volume weighted average closing price per share of the Company’s common stock is at least $6.00, then the remaining 50% of such restricted shares shall vest.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held by the Company’s named executive officers at December 31, 2009:

	Option Awards					Stock Awards
								Market
								Value
	Number of		Number of			Number of		of Shares
	Securities		Securities			Shares or		or Units
	Underlying		Underlying			Units of		of Stock
	Unexercised		Unexercised	Option	Option	Stock that		That
	Options		Options	Exercise	Expiration	Have Not		Have Not
Name	Exercisable		Unexercisable	Price	Date	Vested		Vested(1)

Thomas P. D’Arcy	—		—	—	—	2,000,000	(2)	$2,720,000
Gary H. Hunt	—		—	—	—	3,667	(3)	$41,657
	—		—	—	—	2,999	(4)	$20,000
Richard W. Pehlke	25,000	(5)	—	$11.75	02/14/2017
						50,000	(6)	$220,500
						79,333	(7)	$99,960
Andrea R. Biller	35,200	(9)	—	$11.36	11/16/2016
						8,800	(10)	$99,968
Jeffrey T. Hanson	22,000	(11)	—	$11.36	11/16/2016
						5,867	(12)(14)	$66,649
Jacob Van Berkel	—		—	—	—	5,867	(13)	$29,628
	—		—	—	—	53,333	(6)	$235,199
	—		—	—	—	80,000	(8)(14)	$100,800

(1)	The grant date fair value of the shares of restricted stock is computed in accordance with the requirements of the Compensation — Stock Compensation Topic, is reflected in the Grants of Plan-Based Awards table. Grants of restricted stock were made pursuant to either the Company’s 2006 Omnibus Equity Plan or NNN’s 2006 Long Term Incentive Plan, except for grants made to Mr. D’Arcy.

(2)	Amounts shown represent 2,000,000 restricted shares of the Company’s common stock that were awarded on November 16, 2009. 1,000,000 of the restricted shares awarded to Mr. D’Arcy are subject to vesting over 3 years in equal annual increments of 1/3 each, commencing on the day immediately preceding the 1 year anniversary of the grant date (November 16, 2009). The other 1,000,000 restricted shares are subject to vesting based upon the market price of the Company’s common stock during the 3 year period beginning November 16, 2009. Specifically, (i) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of the Company’s common stock is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of the Company’s common stock is at least $6.00, then the remaining 50% of such restricted shares shall vest.

(3)	Includes 3,667 restricted shares of the Company’s common stock that will vest on June 27, 2010, subject to continued service with the Company. On January 7, 2010, the Compensation Committee determined to accelerate the vesting of these shares following the termination of Mr. Hunt’s directorship on December 17, 2010.

(4)	Includes 2,999 shares of the Company’s common stock that will vest on December 10, 2010, subject to continued service with the Company. On January 7, 2010, the Compensation Committee determined to accelerate the vesting of these shares following the termination of Mr. Hunt’s directorship on December 17, 2010.

(5)	Amounts shown represent options granted on February 15, 2007. The full 25,000 options vested on the date of the Merger.

(6)	Includes 25,000 and 26,667 restricted shares of the Company’s common stock that were awarded to Messrs. Pehlke and Van Berkel, respectively, on January 23, 2008 which will vest in equal 1/3 installments in each of the first, second and third anniversaries of the grant date, subject to continued service with the Company.

(7)	Includes 39,667 and 39,666 restricted shares of the Company’s common stock that will vest on December 3, 2010 and December 3, 2011, respectively, subject to continued service.

(8)	Includes 40,000 and 40,000 restricted shares of the Company’s common stock that will vest on December 3, 2010 and December 3, 2011, respectively, subject to continued service.

(9)	Includes stock options to acquire 35,200 shares of the common stock for $11.36 per share. These options vested and became exercisable with respect to one-third of the underlying shares of the Company’s common stock on each of November 16, 2006, November 16, 2007 and November 16, 2008 and have a maximum term of ten years.

(10)	Includes 8,800 restricted shares of the Company’s common stock that will vest on June 27, 2010, subject to continued service with the Company.

(11)	Includes stock options to acquire 22,000 shares of the common stock for $11.36 per share. These options vested and became exercisable with respect to one-third of the underlying shares of the Company’s common stock on each of November 16, 2006, November 16, 2007 and November 16, 2008 and have a maximum term of ten years.

(12)	Includes 5,867 restricted shares of the Company’s common stock that will vest on June 27, 2010, subject to continued service with the Company.

(13)	Includes 5,867 restricted shares of the Company’s common stock that will vest on December 4, 2010, subject to continued service with the Company.

(14)	Does not include the restricted stock grant of 1,000,000 shares awarded to each of Messrs. Hanson and Van Berkel on March 10, 2010.

Options Exercises and Stock Vested

The following table sets forth summary information regarding exercise of stock options and vesting of restricted stock held by the Company’s named executive officers at December 31, 2009:

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on		Value realized on
Name	Exercise	Exercise ($)	Vesting		Vesting ($)

Thomas P. D’Arcy	—	$—	—		$—
Gary H. Hunt	—	—	3,666	(1)	$2,566	(2)
			2,998	(3)	4,107	(4)
Richard W. Pehlke	—	—	25,000	(5)	22,500	(7)
			39,667	(8)	59,104	(10)
Andrea R. Biller	—	—	8,800	(11)	6,160	(2)
Jeffrey T. Hanson	—	—	5,866	(12)	4,106	(2)
Jacob Van Berkel	—	—	5,866	(13)	8,682	(14)
			26,667	(6)	24,000	(7)
			40,000	(9)	59,600	(10)

(1)	Amount shown represents 3,666 restricted shares of the Company’s common stock that vested on June 27, 2009.

(2)	On June 26, 2009, the closing price of a share of common stock on the NYSE was $0.70.

(3)	Amount shown represents 2,998 restricted shares of the Company’s common stock that vested on December 10, 2009.

(4)	On December 9, 2009, the closing price of a share of common stock on the NYSE was $1.37.

(5)	Amount shown represents 25,000 restricted shares of the Company’s common stock that vested on January 23, 2009.

(6)	Amount shown represents 26,667 restricted shares of the Company’s common stock that vested on January 23, 2009.

(7)	On January 22, 2009, the closing price of a share of common stock on the NYSE was $0.90.

(8)	Amount shown represents 39,667 restricted shares of the Company’s common stock that vested on December 3, 2009.

(9)	Amount shown represents 40,000 restricted shares of the Company’s common stock that vested on December 3, 2009.

(10)	On December 2, 2009, the closing price of a share of common stock on the NYSE was $1.49.

(11)	Amount shown represents 8,800 restricted shares of the Company’s common stock that vested on June 27, 2009.

(12)	Amount shown represents 5,886 restricted shares of the Company’s common stock that vested on June 27, 2009.

(13)	Amount shown represents 5,886 restricted shares of the Company’s common stock that vested on December 3, 2009.

(14)	On December 3, 2009, the closing price of a share of common stock on the NYSE was $1.48.

Non-Qualified Deferred Compensation

During fiscal year 2009, no NEO was a participant in the Deferred Compensation Plan (“DCP”).

Contributions

Under the DCP, the participants designated by the committee administering the DCP (the “Committee”) may elect to defer up to 80% of their base salary and commissions, and up to 100% of their bonus compensation. In addition, the Company may make discretionary Company contributions to the DCP at any time on behalf of the participants. Unless otherwise specified by the Company, Company contributions shall be deemed to be invested in the Company’s common stock.

Investment Elections

Participants designate the investment funds selected by the Committee in which the participants’ deferral accounts shall be deemed to be invested for purposes of determining the amount of earnings and losses to be credited to such accounts.

Vesting

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

Distributions

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

Employment Contracts and Compensation Arrangements

Thomas P. D’Arcy

Effective November 16, 2009, Thomas P. D’Arcy entered into a three-year employment agreement with the Company, pursuant to which Mr. D’Arcy serves as president, chief executive officer and a member of the Board. The term of the employment agreement is subject to successive one (1) year extensions unless either party advises the other to the contrary at least ninety (90) days prior to the then expiration of the then current term. Pursuant to the employment agreement, Mr. D’Arcy was appointed to serve on the Company’s Board of Directors as a Class C Director until the 2010 annual meeting of shareowners, unless prior to such meeting, the Company eliminates its staggered Board, in which event Mr. D’Arcy’s appointment to the Board shall be voted on at the next annual meeting of shareowners. Mr. D’Arcy will be a nominee for election to the

Company’s Board of Directors at each subsequent annual meeting of the shareowners for so long as the employment agreement remains in effect.

Mr. D’Arcy will receive a base salary of $650,000 per annum. Mr. D’Arcy is entitled to receive target bonus cash compensation of up to 200% of his base salary based upon annual performance goals to be established by the Compensation Committee of the Company. Mr. D’Arcy is guaranteed a cash bonus with respect to the 2010 calendar year of 200% of base salary, but there is no guaranteed bonus with respect to any subsequent year. In addition, there is no cash bonus compensation with respect to the period commencing on November 16, 2009 and continuing up to and through December 31, 2009.

Commencing with calendar year 2010, at the discretion of the Board, Mr. D’Arcy is also eligible to participate in a performance-based long term incentive plan, consisting of an annual award payable either in cash, restricted shares of common stock, or stock options exercisable for shares of common stock, as determined by the Compensation Committee. The target for any such long-term incentive award will be $1.2 million per year, subject to ratable, annual vesting over three years. Subject to the provisions of Mr. D’Arcy’s employment agreement, an initial long-term incentive award with respect to calendar year 2010 will be granted in the first quarter of 2011 and will vest in equal tranches of 1/3 each commencing on December 31, 2011. In addition, in connection with the entering into of the employment agreement, Mr. D’Arcy purchased $500,000 of Preferred Stock.

Mr. D’Arcy received a restricted stock award of 2,000,000 restricted shares of common stock, of which 1,000,000 of such restricted shares are subject to vesting over three years in equal annual increments of one-third each, commencing on the day immediately preceding the one-year anniversary of November 16, 2009. The remaining 1,000,000 such restricted shares are subject to the vesting based upon the market price of the Company’s common stock during the initial three-year term of the employment agreement. Specifically, (i) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of the Company’s common stock on the exchange or market on which the Company’s shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any thirty (30) consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of the Company’s common stock on the exchange or market on which the Company’s shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% percent of such restricted shares shall vest. Vesting with respect to all Mr. D’Arcy’s restricted shares is subject to Mr. D’Arcy’s continued employment by the Company, subject to the terms of a Restricted Share Agreement entered into by Mr. D’Arcy and the Company on November 16, 2009, and other terms and conditions set forth in the employment agreement.

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

The employment agreement is terminable by the Company upon Mr. D’Arcy’s death or incapacity or for Cause (as defined in the employment agreement), without any additional compensation other than what has accrued to Mr. D’Arcy as of the date of any such termination.

In the event that Mr. D’Arcy is terminated without Cause, or if Mr. D’Arcy terminates the agreement for Good Reason (as defined in the employment agreement), Mr. D’Arcy is entitled to receive: (i) all monies due to him which right to payment or reimbursement accrued prior to such discharge; (ii) his annual base salary, payable in accordance with the Company’s customary payroll practices for 24 months; (iii) in lieu of any bonus cash compensation for the calendar year of termination, an amount equal to two times Mr. D’Arcy’s bonus cash compensation earned in the calendar year prior to termination, subject to Mr. D’Arcy’s right to receive the guaranteed bonus with respect to the 2010 calendar year regardless when the termination without Cause occurs; (iv) an amount payable monthly, equal to the amount Mr. D’Arcy paid for continuation of health insurance coverage for such month under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) until the earlier of 18 months from the termination date or when Mr. D’Arcy obtains replacement health coverage from another source; (v) the number of shares of common stock or unvested options with respect to any long-term incentive awards granted prior to termination shall immediately vest; and (vi) all Mr. D’Arcy’s restricted shares shall automatically vest.

In the event that Mr. D’Arcy is terminated without Cause or resigns for Good Reason (i) within one year after a Change of Control (as defined in the employment agreement) or (ii) within three months prior to a Change of Control, in contemplation thereof, Mr. D’Arcy is entitled to receive (a) all monies due to him which right to payment or reimbursement accrued prior to such discharge, (b) two times his base salary payable in accordance with the Company’s customary payroll practices, over a 24-month period, (c) in lieu of any bonus cash compensation for the calendar year of termination, an amount equal to two times his target annual cash bonus earned in the calendar year prior to termination, subject to Mr. D’Arcy’s right to receive the guaranteed bonus with respect to the 2010 calendar year regardless when the termination in connection with a Change of Control occurs, (d) an amount payable monthly, equal to the amount Mr. D’Arcy paid for continuation of health insurance coverage for such month under the COBRA until the earlier of 18 months from the termination date or when Mr. D’Arcy obtains replacement health coverage from another source; (e) the number of shares of common stock or unvested options with respect to any long-term incentive awards granted prior to termination shall immediately vest; and (f) Mr. D’Arcy’s restricted shares will automatically vest.

The Company’s payment of any amounts to Mr. D’Arcy upon his termination without Cause, for Good Reason or upon a Change of Control is contingent upon Mr. D’Arcy executing the Company’s then standard form of release.

Potential Payments upon Termination or Change of Control
Thomas P. D’Arcy

		Involuntary
		Not for	Involuntary	Resignation
Executive Payments	Voluntary	Cause	for Cause	for Good	Change of	Death and
Upon Termination	Termination	Termination	Termination	Reason	Control	Disability

Severance Payments	$—	$1,300,000	$—	$1,300,000	$1,300,000	$—
Bonus Incentive Compensation	—	2,600,000	—	2,600,000	2,600,000	—
Long Term Incentive Plan	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	1,280,000	—	1,280,000	1,280,000	—
Performance Shares (unvested and accelerated)	—	1,280,000		1,280,000	1,280,000	—
Benefit Continuation	—	23,944	—	23,944	23,944	—
Tax Gross-Up	—	—	—	—	—	—

Total Value	$—	$6,483,944	$—	$6,483,944	$6,483,944	$—

Gary H. Hunt

Mr. Hunt served as Interim Chief Executive Officer of the Company from July 2008 until November 16, 2009, when Thomas P. D’Arcy became the Company’s President and Chief Executive Officer. The following is a description of Mr. Hunt’s arrangement with the Company while he served as Interim Chief Executive Officer of the Company.

In July 2008, Mr. Hunt became Interim Chief Executive Officer of the Company. Mr. Hunt served as a consultant and did not have an employment agreement with the Company. On August 28, 2008, the Compensation Committee of the Board of Directors determined that until the appointment of a permanent Chief Executive Officer and President, Mr. Hunt will be paid a monthly fee of $50,000. On January 6, 2009, the Board of Directors determined that commencing on January 1, 2009, and until the appointment of a permanent Chief Executive Officer, Mr. Hunt’s compensation was to be increased from $50,000 to $100,000 a month. On February 6, 2009, Mr. Hunt advised the Board of Directors that, effective immediately, he was voluntarily reducing his compensation as Interim Chief Executive Officer of the Company from $100,000 per month to $50,000 per month. Beginning April 1, 2009 Mr. Hunt’s compensation was reduced by 10.0% to $45,000 per month in connection with the reduction by 10.0% of NEO salaries. Mr. Hunt did not receive a bonus or any director’s fees for his service as a member of the Company’s Board of Directors while he served as Interim Chief Executive Officer.

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

The term of Mr. Pehlke’s employment agreement expired on February 15, 2010. Mr. Pehlke is currently employed on an “at-will” basis.

Mr. Pehlke’s annual base salary was increased from $350,000 to $375,000 on January 1, 2008. Similarly, Mr. Pehlke’s target bonus compensation was increased from 50% to 150% of his base salary on January 1, 2008. On March 10, 2010, Mr. Pehlke was awarded a $400,000 cash bonus for 2009 performance and retention through the first quarter of 2010 (and is inclusive of any other bonus otherwise payable with respect to Mr. Pehlke with respect to 2009) which is payable to Mr. Pehlke during 2010.

Mr. Pehlke is also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties.

Andrea R. Biller

In November 2006, Ms. Biller entered into an executive employment agreement with the Company pursuant to which Ms. Biller serves as the Company’s General Counsel, Executive Vice President and Corporate Secretary. The agreement provides for an annual base salary of $400,000 per annum. Ms. Biller is eligible to receive an annual discretionary bonus of up to 150% of her base salary. The executive employment agreement has an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the agreement is extended automatically for an additional year unless the Company or Ms. Biller provides at least one year’s written notice that the term will not be extended. On October 23, 2008, the Company provided a notice not to extend the term of the executive employment agreement beyond its initial term and the agreement expired on November 15, 2009. Ms. Biller is currently employed on an “at-will” basis. In connection with the entering into of her executive employment agreement in November 2006, Ms. Biller received 114,400 shares of restricted stock and 35,200 stock options at an exercise price of $11.36 per share, one-third of which options vested on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant.

Ms. Biller is also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with her duties.

Jeffrey T. Hanson

In November, 2006, Mr. Hanson entered into an executive employment agreement with the Company pursuant to which Mr. Hanson serves as the Company’s Chief Investment Officer. The agreement provides for an annual base salary of $350,000 per annum. Mr. Hanson is eligible to receive an annual discretionary bonus of up to 100% of his base salary. The executive employment agreement has an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the Agreement is extended automatically for an additional year unless the Company or Mr. Hanson provides at least one year’s written notice that the term will not be extended. On October 23, 2008, the Company provided a notice not to extend the term of the executive employment agreement beyond its initial term and the agreement expired on November 15, 2009. Mr. Hanson is currently employed on an “at-will” basis.

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

Mr. Hanson’s annual base salary was increased from $350,000 to $450,000 on August 1, 2008. Mr. Hanson’s target bonus compensation was increased from 100% to 150% of his base salary on August 1, 2008. On March 10, 2010, Mr. Hanson was awarded a $400,000 cash bonus for 2009 performance and retention through the first quarter of 2010 (and is inclusive of any other bonus otherwise payable with respect to Mr. Hanson with respect to 2009), which is payable to Mr. Hanson during 2010.

On March 10, 2010, Mr. Hanson received a restricted stock award of 1,000,000 restricted shares of common stock, of which 500,000 restricted shares are subject to vesting over three years in equal annual installments of one-third each, commencing on the one year anniversary of March 10, 2010. The remaining 500,000 of such restricted shares are subject to vesting based upon the market price of the Company’s common stock during the three year period commencing March 10, 2010. Specifically, (i) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of the Company’s common stock on the exchange or market on which the Company’s shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of the Company’s common stock on the exchange or market on which the Company’s shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% of such restricted shares shall vest. Vesting with respect to all of Mr. Hanson’s restricted shares is subject to Mr. Hanson’s continued employment by the Company, subject to the terms and conditions of the Restricted Stock Award Grant Notice and Restricted Stock Award Agreement dated March 10, 2010.

Mr. Hanson is also entitled to participate in the Company’s health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties.

Jacob Van Berkel

Mr. Van Berkel was promoted to Chief Operating Officer and Executive Vice President on March 1, 2008 and his annual base salary was increased to $400,000 per annum. Mr. Van Berkel is eligible to receive an annual discretionary bonus of up to 100% of his base salary. On March 10, 2010, Mr. Van Berkel was awarded a $400,000 cash bonus for 2009 performance and retention through the first quarter of 2010 (and is inclusive of any other bonus otherwise payable with respect to Mr. Van Berkel with respect to 2009), which is payable to Mr. Van Berkel in 2010. On March 10, 2010, Mr. Van Berkel received a restricted stock award of 1,000,000 restricted shares of common stock, of which 500,000 restricted shares are subject to vesting over three years in equal annual installments of one-third each, commencing on the one year anniversary of March 10, 2010. The remaining 500,000 of such restricted shares are subject to vesting based upon the market price of the Company’s common stock during the three year period commencing March 10, 2010. Specifically, (i) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of the Company’s common stock on the exchange or market on which the Company’s shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of the Company’s common stock on the exchange or market on which the Company’s shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% of such restricted shares shall vest. Vesting with respect to all of Mr. Van Berkel’s restricted shares is subject to Mr. Van Berkel’s continued employment by the Company, subject to the terms and conditions of the Restricted Stock Award Grant Notice and Restricted Stock Award Agreement dated March 10, 2010.

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

Potential Payments upon Termination or Change of Control
Jacob Van Berkel

Involuntary
		Not for	Involuntary	Resignation
Executive Payments	Voluntary	Cause	for Cause	for Good	Change of	Death and
Upon Termination	Termination	Termination	Termination	Reason	Control	Disability

Severance Payments	$—	$—	$—	$—	$1,200,000	$—
Bonus Incentive Compensation	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	—	178,176	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—
Benefit Continuation	—	—	—	—	—	—
Tax Gross-Up	—	—	—	—	—	—

Total Value	$—	$—	$—	$—	$1,378,176	$—

Compensation of Directors

Only individuals who serve as non-management directors and are otherwise unaffiliated with the Company receive compensation for serving on the Board and on its committees. Non-management directors are compensated for serving on the Board with a combination of cash and equity based compensation which includes annual grants of restricted stock, an annual retainer fee, meeting fees and chairperson fees. Directors are also reimbursed for out-of-pocket travel and lodging expenses incurred in attending Board and committee meetings.

Board compensation consists of the following: (i) an annual retainer fee of $50,000 per annum; (ii) a fee of $1,500 for each regular meeting of the Board of Directors attended in person or telephonically; (iii) a fee of $1,500 for each meeting of a standing committee of the Board of Directors attended in person or telephonically; and (iv) $60,000 worth of restricted shares of common stock issued at the then current market price of the common stock. Prior to the 2009 annual restricted stock grant, such restricted shares vested ratably in equal annual installments over three years, except in the event of a change of control, in which event vesting was accelerated. On March 10, 2010, the Compensation Committee amended the terms and conditions of the directors’ annual restricted stock awards to provide that all annual restricted share awards granted thereafter would vest, in full, immediately upon being granted, subject to forfeiture in the event a director was terminated for cause. In addition, the Compensation Committee also accelerated the vesting of the annual restricted stock award granted in December 2009, such that the December 2009 restricted stock award was fully vested as of March 10, 2010. Any stock grants awarded prior to 2009 remain subject to the three (3) year ratable vesting schedule. In addition, an annual retainer fee is paid to the Chair of each of the Board’s standing committees as follows: (i) Audit Committee Chair — $15,000; (ii) Compensation Committee Chair — $10,000; and (iii) Corporate Governance and Nominating Committee Chair — $7,500. If the Board forms any additional committees, it will determine the fees to be paid to the Chair and/or members of such committees.

Director Compensation Table

	Fees Earned
	or Paid in	Stock
Director	Cash(1)	Awards(2)(3)	Total

Glenn L. Carpenter	$78,500	$—	$78,500
Harold H. Greene	$95,000	$—	$95,000
Gary H. Hunt(4)	$—	$—	$—
C. Michael Kojaian(5)	$—	$60,000	$60,000
Robert J. McLaughlin	$119,000	$60,000	$179,000
Devin I. Murphy	$91,125	$60,000	$151,125
D. Fleet Wallace	$106,500	$60,000	$166,500
Rodger D. Young	$99,500	$60,000	$159,500

(1)	Represents annual retainers plus all meeting and committee attendance fees earned by non-employee directors in 2009.

(2)	The amounts shown are the aggregate grant date fair value related to the grants of restricted stock. Each of the current non-management directors (Messrs. Kojaian, McLaughlin, Murphy, Wallace and Young) received a grant of 45,113 shares on December 17, 2009 which vest in three equal increments on each of the next three annual anniversary dates of the grant. The grant date fair value of the 45,113 shares of restricted stock was $60,000, which is based upon the closing price of the Company’s common stock on the grant date of $1.33 per share. Those shares represent the Company’s annual grant to its non-management directors which, pursuant to the Company’s 2006 Omnibus Equity Plan, is set at $60,000 worth of restricted shares of the Company’s common stock based upon the closing price of such common stock on the date of the grant.

(3)	The following table shows the aggregate number of unvested stock awards and option awards granted to non-employee directors and outstanding as of December 31, 2009:

		Stock Awards
	Options Outstanding	Outstanding at
Director	at Fiscal Year End	Fiscal Year End

Glenn L. Carpenter	0	27,971
Harold H. Greene	0	19,999
Gary H. Hunt	0	6,666
C. Michael Kojaian	0	61,445
Robert J. McLaughlin	0	61,445
Devin I. Murphy	0	71,432
D. Fleet Wallace	0	65,112
Rodger D. Young	10,000	61,445

(4)	Mr. Hunt was not paid any annual retainers or committee attendance fees while he served as the Company’s Interim Chief Executive Officer from July 2008 to November 16, 2009.

(5)	Mr. Kojaian waived his right to payment of all annual retainers and committee attendance fees during the year ended December 31, 2009.

Stock Ownership Policy for Non-Management Directors

Under the current stock ownership policy, non-management directors are required to accumulate an equity position in the Company over five years in an amount equal to $250,000 worth of common stock (the previous policy required an accumulation of $200,000 worth of common stock over a five year period). Shares of common stock acquired by non-management directors pursuant to the restricted stock grants can be applied toward this equity accumulation requirement.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of December 31, 2009 are D. Fleet Wallace, Chair, Robert J. McLaughlin and Rodger D. Young. In addition, Messrs. Kojaian and Carpenter served on the Compensation Committee during 2009.

During the year ended December 31, 2009, none of the current or former members of the Compensation Committee is or was a current or former officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K of the SEC’s Rules and Regulations. During the year ended December 31, 2009, none of the executive officers of the Company served as a member of the board of directors or compensation committee of any other company that had one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

Equity Compensation Plan Information

This information is included in Part II, Item 5, of this Annual Report.

Stock Ownership Table

The following table shows the share ownership as of March 11, 2010 by persons known by the Company to be beneficial holders of more than 5% of the Company’s outstanding capital stock, directors, named executive officers, and all current directors and executive officers as a group. Unless otherwise noted, the stock listed is common stock, and the persons listed have sole voting and disposition powers over the shares held in their names, subject to community property laws if applicable.

	Preferred Stock			Common Stock
Name and Address	Number of		Percentage	Number of		Percentage
of Beneficial Owner(1)	Shares		of Class	Shares(2)		of Class(3)

FMR LLC(4)	189,800		19.7%	11,503,018		16.6%
Persons affiliated with Kojaian Holdings LLC(5)	—		—	4,316,326		6.2%
Persons affiliated with Kojaian Ventures, L.L.C.(6)	—		—	11,700,000		16.9%
Persons affiliated with Kojaian Management Corporation(7)	100,000		10.4%	6,060,600		8.7%
Lions Gate Capital	55,500		5.7%	3,363,633		4.9%
Wellington Management Company, LLP(8)	125,000		12.9%	15,609,501		22.5%
Named Executive Officers and Directors
Thomas P. D’Arcy	5,000		*	2,303,030	(12)	3.3%
C. Michael Kojaian	100,000	(13)	10.4%	22,151,035	(10)(11)(13)	31.9%
Robert J. McLaughlin	—		—	259,664	(10)(11)(14)	*
Devin I. Murphy	1,000		*	165,200	(11)(15)	*
D. Fleet Wallace	—		—	93,909	(9)(10)(11)	*
Rodger D. Young	500		*	146,657	(10)(11)(16)	*
Andrea R. Biller	1,000		*	398,416	(17)	*
Jeffrey T. Hanson	250	(18)	*	1,731,335	(19)(23)	2.5%
Richard W. Pehlke	500		*	256,803	(20)	*
Jacob Van Berkel	250		*	1,232,752	(21)(23)	1.8%
All Current Directors and Executive Officers as a Group (10 persons)	108,500		11.2%	28,738,801	(22)	41.5%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each of the individuals listed below is c/o Grubb & Ellis Company, 1551 Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	Each share of Preferred Stock currently converts into 60.606 shares of common stock, and all common stock share numbers include, where applicable, the number of shares of common stock into which any Preferred Stock held by the beneficial owner is convertible at such rate of conversion.

(3)	The percentage of shares of capital stock shown for each person in this column and in this footnote assumes that such person, and no one else, has exercised or converted any outstanding warrants, options or convertible securities held by him or her exercisable or convertible on March 11, 2010 or within 60 days thereafter.

(4)	Pursuant to a Schedule 13G filed with the SEC by FMR LLC on February 16, 2010, FMR is deemed to be the beneficial owner of 189,800 shares of Preferred Stock, or 11,503,018, shares of common stock.

(5)	Kojaian Holdings LLC is affiliated with each of C. Michael Kojaian, a director of the Company, Kojaian Ventures, L.L.C. and Kojaian Management Corporation (see footnote 13 below). The address for Kojaian Holdings LLC is 39400 Woodward Avenue, Suite 250, Bloomfield Hills, Michigan 48304.

(6)	Kojaian Ventures, L.L.C. is affiliated with each of C. Michael Kojaian, a director of the Company, Kojaian Holdings LLC and Kojaian Management Corporation (see footnote 13 below). The address of Kojaian Ventures, L.L.C. is 39400 Woodward Ave., Suite 250, Bloomfield Hills, Michigan 48304.

(7)	Kojaian Management Corporation is affiliated with each of C. Michael Kojaian, a director of the Company, Kojaian Holdings LLC and Kojaian Ventures, L.L.C. (see footnote 13 below). The address of Kojaian Management Corporation is 39400 Woodward Ave., Suite 250, Bloomfield Hills, Michigan 48304.

(8)	Wellington Management Company, LLP (“Wellington Management”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington Management, in such capacity, may be deemed to share beneficial ownership over the shares held by its client accounts. Wellington’s address is 75 State Street, Boston, Massachusetts 02109.

(9)	Beneficially owned shares include 3,666 restricted shares of common stock which vest on June 27, 2010.

(10)	Beneficially owned shares include 2,999 restricted shares of common stock that vest on the first business day following December 10, 2010, such 2,999 shares granted pursuant to the Company’s 2006 Omnibus Equity Plan.

(11)	Beneficially owned shares include (i) 13,333 restricted shares of common stock which vest in 1/2 portions on each of the second and third anniversaries of December 10, 2008 and (ii) 45,113 restricted shares of common stock all of which vested on March 10, 2010; in each case, such shares granted pursuant to the Company’s 2006 Omnibus Equity Plan.

(12)	Beneficially owned shares include (i) 1,000,000 restricted shares of common stock which vest in equal 33 1/3 portions on each of the first, second, and third anniversaries of November 16, 2009, and (ii) 1,000,000 restricted shares of common stock which vest based upon the market price of the Company’s common stock during the initial three-year term of Mr. D’Arcy’s employment agreement. Specifically, (i) in the event that for any 30 consecutive trading days during the initial three year term of Mr. D’Arcy’s employment agreement the volume weighted average closing price per share of the common stock on the exchange or market on which the Company’s shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the initial three year term of Mr. D’Arcy’s employment agreement the volume weighted average closing price per share of the Company’s common stock on the exchange or market on which the Company’s shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% percent of such restricted shares shall vest. Vesting with respect to all restricted shares is subject to Mr. D’Arcy’s continued employment by the Company, subject to the terms of a Restricted Share Agreement entered into by Mr. D’Arcy and the Company on November 16, 2009, and other terms and conditions set forth in Mr. D’Arcy’s employment agreement.

(13)	Beneficially owned shares include shares directly held by Kojaian Holdings LLC, Kojaian Ventures, L.L.C. and Kojaian Management Corporation. C. Michael Kojaian, a director of the Company, is affiliated with Kojaian Ventures, L.L.C., Kojaian Holdings LLC and Kojaian Management Corporation. Pursuant to rules established by the SEC, the foregoing parties may be deemed to be a “group,” as defined in Section 13(d) of the Exchange Act, and C. Michael Kojaian is deemed to have beneficial ownership of the shares directly held by each of Kojaian Ventures, L.L.C., Kojaian Holdings LLC and Kojaian Management Corporation.

(14)	Beneficially owned shares include 89,310 shares of common stock held directly by: (i) Katherine McLaughlin’s IRA (Mr. McLaughlin wife’s IRA of which Mr. McLaughlin disclaims beneficial ownership); (ii) Robert J. and Katherine McLaughlin Trust; and (iii) Louise H. McLaughlin Trust.

(15)	Beneficially owned shares include 12,986 restricted shares of common stock which vest in equal portions on each first business day following July 10, 2010 and 2011 granted pursuant to the Company’s 2006 Omnibus Equity Plan.

(16)	Beneficially owned shares include 10,000 shares of common stock issuable upon exercise of fully vested outstanding options.

(17)	Beneficially owned shares include 35,200 shares of common stock issuable upon exercise of fully vested outstanding options. Beneficially owned shares include 8,800 shares of restricted stock that vest on June 27, 2010.

(18)	Mr. Hanson’s beneficially owned shares include 250 shares of Preferred Stock which are indirectly held through Jeffrey T. Hanson and April L. Hanson, as Trustees of the Hanson Family Trust.

(19)	Beneficially owned shares include 22,000 shares of common stock issuable upon exercise of fully vested options. Beneficially owned shares include 5,867 restricted shares of common stock that vest on June 27, 2010.

(20)	Beneficially owned shares include 25,000 shares of common stock issuable upon exercise of fully vested options. Beneficially owned shares include 25,000 restricted shares of common stock that vest on the first business day after January 24, 2010 and 25,000 restricted shares of common stock that vest on the first business day after January 24, 2011, all of these 50,000 shares are subject to certain terms and conditions contained in that certain Restricted Stock Agreement between the Company and Mr. Pehlke dated January 24, 2008. In addition, beneficially owned shares include 79,333 restricted shares of common stock awarded to Mr. Pehlke pursuant to the Company’s 2006 Omnibus Equity Plan which will vest in 1/2 installments on each first business day after the second and third anniversaries of the grant date (December 3, 2008) and are subject to acceleration under certain conditions.

(21)	Beneficially owned shares include 120,000 restricted shares of common stock awarded to Mr. Van Berkel pursuant to the Company’s 2006 Omnibus Equity Plan which will vest in equal 33 1/3% installments on each first business day after the first, second and third anniversaries of the grant date (December 3, 2008) and are subject to acceleration under certain conditions. Beneficially owned shares also include 26,667 restricted shares of common stock which vest on the first business day following January 24, 2010 and 26,666 restricted shares of common stock which vest on the first business day following January 24, 2011. Furthermore, beneficially owned shares include 5,867 shares of restricted common stock which vest on the first business day after December 4, 2009 and 5,866 shares of restricted common stock which vest on the first business day after December 4, 2010.

(22)	Beneficially owned shares include the following shares of common stock issuable upon exercise of outstanding options which are exercisable on March 11, 2010 or within 60 days thereafter under the Company’s various stock option plans: Mr. Young — 10,000 shares, Ms. Biller — 35,200 shares, Mr. Hanson — 22,000 shares, Mr. Pehlke — 25,000 shares, and all current directors and executive officers as a group 92,200 shares.

(23)	Beneficially owned shares include restricted stock award of 1,000,000 shares of restricted stock received by each of Messrs. Hanson and Berkel on March 10, 2010, of which 500,000 restricted shares are subject to vesting over three years in equal annual installments of one-third each commencing on the one year anniversary of March 10, 2010. The remaining 500,000 of such restricted shares are subject to vesting based upon the market price of the Company’s common stock during the three year period commencing March 10, 2010. Specifically, (i) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of the Company’s common stock on the exchange or market on which the Company’s shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of the Company’s common stock on the exchange or market on which the Company’s shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% of such restricted shares shall vest. Vesting with respect to all such restricted shares is subject to Messrs. Hanson’s and Van Berkel’s continued employment, respectively, by the Company, subject to the terms and conditions of the Restricted Stock Award Grant Notices and Restricted Stock Award Agreements dated March 10, 2010 for each of Mr. Van Berkel and Mr. Hanson.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Review Policy

The Company recognizes that transactions between the Company and any of its directors, officers or principal shareowners or an immediate family member of any director, executive officer or principal shareowner can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareowners. The Company also recognizes, however, that there may be situations in which such transactions may be in, or may not be inconsistent with, the best interests of the Company.

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

In order to ensure that related party transactions are fair to the Company and no worse than could have been obtained through “arms-length” negotiations with unrelated parties, such transactions are monitored by the Company’s management and regularly reviewed by the Audit Committee, which independently evaluates the benefit of such transactions to the Company’s shareowners. Pursuant to the Audit Committee’s charter, on a quarterly basis, management provides the Audit Committee with information regarding related party transactions for review and discussion by the Audit Committee and, if appropriate, the Board of Directors. The Audit Committee, in its discretion, may approve, ratify, rescind or take other action with respect to a related party transaction or, if necessary or appropriate, recommend that the Board of Directors approve, ratify, rescind or take other action with respect to a related party transaction.

In addition, each director and executive officer annually delivers to the Company a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director, executive officer, or their respective family members, and the Company participates, and in which the director, executive officer, or such family member, has a material interest.

Related Party Transactions

The following are descriptions of certain transactions since the beginning of 2009 in which the Company is a participant and in which any of the Company’s directors, executive officers, principal shareowners or any immediate family member of any director, executive officer or principal shareowner has or may have a direct or indirect material interest.

Other Related Party Transactions

A director of the Company, C. Michael Kojaian, is affiliated with and has a substantial economic interest in Kojaian Management Corporation and its various affiliated portfolio companies (collectively, “KMC”). KMC is engaged in the business of investing in and managing real property both for its own account and for third parties. During the 2009 calendar year, KMC paid the Company and its subsidiaries the following approximate amounts in connection with real estate services rendered: $8.6 million for management services, which include reimbursed salaries, wages and benefits of $3.7 million; $0.7 million in real estate sale and leasing commissions; and $0.2 million for other real estate and business services. The Company also paid KMC approximately $2.7 million, which reflected fees paid by KMC’s asset management clients for asset management services performed by KMC, but for which the Company billed the clients.

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

GERI owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC. Each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of December 31, 2009, Andrea R. Biller, the Company’s General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC and GERI owned an 82.0%. As of December 31, 2009, Stanley J. Olander, Jr., the Company’s Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of December 31, 2009, each of Ms. Biller and Mr. Hanson, the Company’s Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC and GERI owned a 64.0% interest in Grubb & Ellis Healthcare Management, LLC.

The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by the Company as a profit sharing arrangement. Compensation expense is recorded by the Company when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. There was no compensation expense related to the profit sharing arrangement with Grubb & Ellis Apartment Management, LLC, and therefore no distributions to any members, for the year ended December 31, 2009. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions of $380,486 earned by each of Ms. Biller and Mr. Hanson for the year ended December 31, 2009.

As of December 31, 2009 the remaining 82.0% equity interest in Grubb & Ellis Apartment Management, LLC and the remaining 64.0% equity interest in Grubb & Ellis Healthcare Management, LLC were owned by GERI. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis.

In 2006, Mr. Thompson and Mr. Rogers agreed to transfer 743,160 shares of common stock of NNN they owned to Mr. Hanson, assuming he remained employed by the Company in equal increments on July 29, 2007, 2008 and 2009. Mr. Hanson remained employed by the Company during this three year period and accordingly, these stock transfers were effected (557,370 from Mr. Thompson and 185,790 from Mr. Rogers). Because Mr. Thompson and Mr. Rogers were affiliates of NNN at the time of the agreement, NNN and the

Company recognized a compensation charge. Mr. Hanson was not entitled to any reimbursement for his tax liability or any gross-up payment.

In connection with pre-merger transactions, Mr. Thompson, Mr. Rogers and Mr. Hanson agreed to escrow shares of NNN’s common stock and indemnify NNN for certain other matters. To the extent that the Company incurred any liability arising from the failure to comply with real estate broker licensing requirements in certain states prior to 2007, Mr. Thompson, Mr. Rogers and Mr. Hanson agreed to forfeit to the Company up to an aggregate of 4,124,120 shares of the Company’s common stock, and each share will be deemed to have a value of $11.36 per share in satisfying this obligation. Mr. Thompson also agreed to indemnify the Company, to the extent the liability incurred by the Company for such matters exceeded the deemed $46.9 million value of these shares, up to an additional $9.4 million in cash. These obligations terminated on November 16, 2009 and the shares were released from escrow as no liabilities were incurred.

The Company’s directors and officers, as well as officers, managers and employees of the Company’s subsidiaries, have purchased, and may continue to purchase, interests in offerings made by the Company’s programs at a discount. As disclosed in the offering documents, the purchase price for these interests reflects the fact that selling commissions and marketing allowances will not be paid in connection with these sales. The net proceeds to the Company from these sales made net of commissions will be substantially the same as the net proceeds received from other sales.

Mr. Thompson has routinely provided personal guarantees to various lending institutions that provided financing for the acquisition of many properties by the Company’s programs. These guarantees cover certain covenant payments, environmental and hazardous substance indemnification and indemnification for any liability arising from the 2004 SEC investigation of Triple Net Properties. In connection with the formation transactions, the Company indemnified Mr. Thompson for amounts he may be required to pay under all of these guarantees to which Triple Net Properties, Realty or NNN Capital Corp. is an obligor to the extent such indemnification would not require the Company to book additional liabilities on the Company’s balance sheet.

As of December 31, 2009, accounts receivable totaling $310,000 is due from a program 30.0% owned and managed by Anthony W. Thompson, the Company’s former Chairman who subsequently resigned in February 2008. The receivable of $310,000 has been reserved for and is included in the allowance for uncollectible advances as of December 31, 2009. On November 4, 2008, the Company made a formal written demand to Mr. Thompson for these monies.

As of December 31, 2009, advances to a program 40.0% owned and, as of April 1, 2008, managed by Mr. Thompson, totaled $983,000, which includes $61,000 in accrued interest, was past due. The total amount of $983,000 has been reserved for and is included in the allowance for uncollectible advances. On November 4, 2008 and April 3, 2009, the Company made a formal written demand to Mr. Thompson for these monies.

On October 2, 2009, the Company sold $5.0 million of subordinated debt or equity securities of the Company (the “Permitted Placement”) to an affiliate of Mr. Kojaian, the Company’s largest shareowner and Chairman of the Board of Directors of the Company, and issued a $5.0 million senior subordinated convertible note (the “Note”) to Kojaian Management Corporation. The Note (i) bore interest at twelve percent (12%) per annum, (ii) was co-terminous with the term of the Credit Facility (including if the Credit Facility was terminated pursuant to the Discount Prepayment Option), (iii) was unsecured and fully subordinate to the Credit Facility, and (iv) in the event the Company issued or sold equity securities in connection with or pursuant to a transaction with a non-affiliate of the Company while the Note was outstanding, at the option of the holder of the Note, the principal amount of the Note then outstanding was convertible into those equity securities of the Company issued or sold in such non-affiliate transaction. In connection with the issuance of the Note, Kojaian Management Corporation, the lenders to the Credit Facility and the Company entered into a subordination agreement (the “Subordination Agreement”). The Permitted Placement was a transaction by the Company not involving a public offering in accordance with Section 4(2) of the Securities Act.

In the fourth quarter of 2009, the Company effected the private placement of an aggregate of 965,700 shares of its 12% Preferred Stock, to qualified institutional buyers and other accredited investors in a transaction exempt from the registration requirements of the Securities Act. In conjunction with the offering, the entire $5.0 million principal balance of the Note was converted into the 12% Preferred Stock at the offering price and the holder of the Note, Kojaian Management Corporation, received accrued interest of approximately $57,000. In addition, the holder of the Note also purchased an additional $5.0 million of 12% Preferred Stock at the offering price. In addition to Kojaian Management Corporation’s acquisition of $10.0 million of 12% Preferred Stock (including conversion of the $5.0 million Note as described above), certain of the Company’s other directors, executive officers and employees also purchased 12% Preferred Stock in the private placement at the offering price as follows:

•	Thomas P. D’Arcy purchased $500,000 of 12% Preferred Stock

•	Devin I. Murphy purchased $100,000 of 12% Preferred Stock

•	Rodger D. Young purchased $50,000 of 12% Preferred Stock

•	Andrea R. Biller purchased $100,000 of 12% Preferred Stock

•	Jeffrey T. Hanson purchased $25,000 of 12% Preferred Stock

•	Richard W. Pehlke purchased $50,000 of 12% Preferred Stock

•	Jacob Van Berkel purchased $25,000 of 12% Preferred Stock

•	other employees who are not NEOs purchased an aggregate of $1,135,000 of 12% Preferred Stock

Independent Directors

The Board determined that seven of the nine directors serving in 2009, Messrs. Carpenter, Greene, Kojaian, McLaughlin, Murphy, Wallace and Young were independent. For the year ended December 31, 2009, Mr. D’Arcy and Mr. Hunt were not considered independent under NYSE listing requirements because Mr. D’Arcy was serving as Chief Executive Officer as of November 16, 2009 and Mr. Hunt had been serving as the Company’s Interim Chief Executive Officer commencing in July 2008 until November 16, 2009.

.

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

Ernst & Young LLP, independent registered public accountants, has served as the Company’s auditors since December 10, 2007 and audited the consolidated financial statements for the years ended December 31, 2009 and 2008.

The following table lists the fees and costs for services rendered during the years ended December 31, 2009 and 2008, respectively.

	2009	2008

Audit Fees(1)
Total Audit Fees	$2,095,777	$2,527,587

Audit Related Fees(2)
Total Audit-Related Fees	290,722	365,669

Tax Fees(2)
Total Tax Fees	144,042	540,487

Total Fees	$2,530,541	$3,433,743

(1)	Includes fees and expenses related to the year-end audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Includes fees and expenses for services rendered from January through December of the year, notwithstanding when the fees and expenses were billed.

All audit and non-audit services have been pre-approved by the Audit Committee.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)	The following Reports of Independent Registered Public Accounting Firm and Consolidated Financial Statements are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareowners’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(b)	Consolidated Financial Statements Schedules

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

(c)	Exhibits required to be filed by Item 601 of Regulation S-K:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of May 22, 2007, among NNN Realty Advisors, Inc., B/C Corporate Holdings, Inc. and the Registrant, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

2.2	Merger Agreement, dated as of January 22, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009.

2.3	First Amendment to Merger Agreement, dated as of January 22, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009.

2.4	Second Amendment to Merger Agreement, dated as of May 19, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2009.

(3) Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.3	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.4	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.5	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002, incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

3.6	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.7	Preferred Stock Exchange Agreement, dated as of December 30, 2004, between the Registrant and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.8	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Grubb & Ellis Company as filed with the Delaware Secretary of State on December 7, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.10	Certificate of the Powers, Designations, Preferences and Rights of the 12% Cumulative Participating Perpetual Convertible Preferred Stock, as filed with the Secretary of State of Delaware on November 4, 2009, incorporated herein by reference to Annex B to the Registrant’s Schedule 14A filed on November 6, 2009.

3.11	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 17, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2009.

3.12	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

3.13	Amendment to the Amended and Restated By-laws of the Registrant, effective as of December 7, 2007, incorporated herein by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.14	Amendment to the Amended and Restated By-laws of the Registrant, effective as of January 25, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 31, 2008.

3.15	Amendment to the Amended and Restated By-laws of the Registrant, effective as of October 26, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on October 29, 2008.

3.16	Amendment to the Amended and Restated By-laws of the Registrant, effective as of February 5, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009.

3.17	Amendment to the Amended and Restated Bylaws of the Registrant, effective December 17, 2009, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2009.

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Registration Rights Agreement, dated as of April 28, 2006, between the Registrant, Kojaian Ventures, LLC and Kojaian Holdings, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.

4.2	Warrant Agreement, dated as of May 18, 2009, by and between the Registrant, Deutsche Bank Trust Company Americas, Fifth Third Bank, JPMorgan Chase, N.A. and KeyBank, National Association, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

4.3	Registration Rights Agreement, dated as of October 27, 2009, by and among the Registrant and each of the persons listed on the Schedule of Initial Holders attached thereto as Schedule A, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 Annual Report on Form 10-K filed on December 28, 2009.

4.4	Amendment No. 1 to Registration Rights Agreement, dated as of November 4, 2009, by and among the Registrant and each of the persons listed on the Schedule of Initial Holders attached thereto as Schedule A, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 Annual Report on Form 10-K filed on December 28, 2009.

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10) Material Contracts

10.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.

10.2*	Employment Agreement entered into on March 8, 2005, between Mark E. Rose and the Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

10.3*	Employment Agreement, dated as of January 1, 2005, between Maureen A. Ehrenberg and the Registrant, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005.

10.4*	First Amendment to Employment Agreement entered into between Robert Osbrink and the Registrant, dated as of September 7, 2005, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed on September 28, 2005.

10.5*	Form of Restricted Stock Agreement between the Registrant and each of the Registrant’s Outside Directors, dated as of September 22, 2005, incorporated herein by reference to

Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2006 (File No. 333-133659).

10.6*	Employment Agreement entered into on April 1, 2006, between Frances P. Lewis and the Registrant, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10-K filed on September 28, 2006.

10.7*	Grubb & Ellis Company 2006 Omnibus Equity Plan effective as of November 9, 2006, incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on October 10, 2006.

10.8	Purchase and Sale Agreement between Abrams Office Center Ltd and GERA Property Acquisition LLC, a wholly-owned subsidiary of the Registrant, dated as of October 24, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.

10.9*	Second Amendment to Employment Agreement entered into between Robert H. Osbrink and the Registrant, dated as of November 15, 2006, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006.

10.10	Letter Agreement between Abrams Office Centre and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 8, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2006.

10.11	Second Amendment to the Purchase and Sale Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 15, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2006.

10.12	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.13	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.14	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 4, 2007, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.15	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 19, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2007.

10.16	Purchase and Sale Agreement between F/B 6400 Shafer Ct. (Rosemont), LLC and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

10.17*	Employment Agreement between Richard W. Pehlke and the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2007.

10.18*	Amendment No. 1 Employment Agreement between Richard W. Pehlke and the Registrant, dated as of December 23, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

10.19	Purchase and Sale Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007.

10.20	Letter Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated March 16, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007.

10.21	Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.22	Letter Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of April 30, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.23	Form of Voting Agreement between Registrant and certain stockholders or NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.24	Form of Voting Agreement between NNN Realty Advisors, Inc. and certain stockholders of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.25	Form of Escrow Agreement between NNN Realty Advisors, Inc., Wilmington Trust Company and the Registrant, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.26	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by and among GERA Abrams Centre LLC, Rebecca S. Conrad, as Trustee for the benefit of Wachovia Bank, National Association, dated as of June 15, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.27	Commercial Offer to purchase by and between Aurora Health Care, Inc. and Triple Net Properties, LLC, dated November 21, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.28	First Amendment to Offer to Purchase by and between Aurora Medical Group, Inc. and Triple Net Properties, LLC, dated November 29, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.29	Form of Lease among NNN Eastern Wisconsin Medical Portfolio, LLC and Aurora Medical Group, Inc., dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.30	Form of Subordination, Non-Disturbance and Attornment Agreement, between Aurora Medical Group, Inc. and PNC Bank, National Association dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.31	Form of Estoppel Certificate from Aurora Medical Group, Inc. to PNC Bank, National Association, dated as of December 21, 2007 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.32	Form of Guaranty executed by Aurora Health Care, Inc. in favor of NNN Eastern Wisconsin Medical Portfolio, LLC dated December 21, 2007, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.33	Promissory Note for $32,300,000 senior loan of NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.34	Promissory Note for $3,400,000 mezzanine loan by NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.35	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing by NNN Eastern Wisconsin Medical Portfolio, LLC in favor of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.36	Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of October 31, 2008, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2008.

10.37*	Employment Agreement between NNN Realty Advisors, Inc. and Scott D. Peters incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.38*	Employment Agreement between NNN Realty Advisors, Inc. and Andrea R. Biller incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.39*	Employment Agreement between NNN Realty Advisors, Inc. and Francene LaPoint incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.40	Employment Agreement between NNN Realty Advisors, Inc. and Jeffrey T. Hanson incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.41	Indemnification Agreement dated as of October 23, 2006 between Anthony W. Thompson and NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.42	Indemnification and Escrow Agreement by and among Escrow Agent, NNN Realty Advisors, Inc., Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson, together with Certificate as to Authorized Signatures incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.43*	Form of Indemnification Agreement executed by Andrea R. Biller, Glenn L. Carpenter, Howard H. Greene, Jeffrey T. Hanson, Gary H. Hunt, C. Michael Kojaian, Francene LaPoint, Robert J. McLaughlin, Devin I. Murphy, Robert H. Osbrink, Richard W. Pehlke, Scott D. Peters, Dylan Taylor, Jacob Van Berkel, D. Fleet Wallace and Rodger D. Young.

incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.44*	Change of Control Agreement dated December 23, 2008 by and between Dylan Taylor and the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.45*	Change of Control Agreement dated December 23, 2008 by and between Jacob Van Berkel and the Company, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.46	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 8, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.47	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 12, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.48	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 14, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.49	Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 16, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.50	Fifth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 20, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.51	Sixth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 21, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2009.

10.52	Escrow Agreement, dated as of January 22, 2009, by and among Grubb & Ellis Company, Matrix Connecticut, LLC and First American Title Insurance Company, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on January 29, 2009.

10.53	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA 6400 Shafer LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.54	Open-end Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA Danbury LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.55	Letter Agreement by and among Wachovia Bank, National Association, GERA Abrams Centre LLC and GERA 6400 Shafer LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.56	Letter Agreement by and between Wachovia Bank, National Association and GERA Danbury, LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.57	Second Amended and Restated Credit Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.58	Second Amended and Restated Security Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.59	First Letter Amendment, dated as of August 4, 2008, by and among the Registrant, the guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent, the financial institutions identified therein as lender parties, Deutsche Bank Trust Company Americas, as syndication agent, and Deutsche Bank Securities Inc., as sole book running manager and sole lead arranger, incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on August 6, 2008.

10.60	Second Letter Amendment to the Registrant’s senior secured revolving credit facility executed on November 4, 2008, and dated as of September 30, 2008, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

10.61	Third Amended and Restated Credit Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

10.62	Third Amended and Restated Security Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

10.63*	Employment Agreement between Thomas P. D’Arcy and the Registrant, dated as of November 16, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on November 19, 2009.

10.64	First Letter Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2009, by and among Grubb & Ellis Company, the guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent, the financial institutions identified therein as lender parties, Deutsche Bank Trust Company Americas, as syndication agent, and Deutsche Bank Securities Inc., as sole book running manager and sole lead arranger, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.65	First Letter Amendment to Warrant Agreement, dated as of September 30, 2009, by and between Grubb & Ellis Company and the holders identified in Exhibit B thereto, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.66	First Letter Amendment to the Third Amended and Restated Security Agreement, dated as of September 30, 2009, made by the grantors referred to therein in favor of Deutsche Bank Trust Company Americas, as administrative agent for the secured parties referred to therein, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.67	Senior Subordinated Convertible Note dated October 2, 2009 issued by Grubb & Ellis Company to Kojaian Management Corporation, incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.68	Subordination Agreement dated October 2, 2009 by and among Kojaian Management Corporation, Grubb & Ellis Company and Deutsche Bank Trust Company Americas, incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.69	Form of Purchase Agreement by and between Grubb & Ellis Company and the accredited investors set forth on Schedule A attached thereto, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2009.

10.70	Agreement regarding Tremont Net Funding II, LLC Loan Arrangement with GERA 6400 Shafer LLC and GERA Abrams Centre LLC, dated as of December 29, 2009, by and among GERA Abrams Centre LLC and GERA 6400 Shafer LLC, collectively as Borrower, Grubb & Ellis Company, as Guarantor, Grubb & Ellis Management Services, Inc., as both Abrams Manager and Shafer Manager, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.71	Form of Assignment of Personal Property, Name, Service Contracts, Warranties and Leases for GERA Abrams Centre LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.72	Form of Assignment of Personal Property, Name, Service Contracts, Warranties and Leases for GERA 6400 Shafer LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.73	Form of Special Warranty Deed for GERA Abrams Centre LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.74	Form of Special Warranty Deed for GERA 6400 Shafer LLC, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.75†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement by and between the Company and Jeffrey T. Hanson dated March 10, 2010.

10.76†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement by and between the Company and Jacob Van Berkel dated March 10, 2010.

10.77†	Form of Amended and Restated Restricted Stock Award Grant Notice for Annual Restricted Stock Award to Non-Management Directors.

(14) Code of Ethics

14.1	Amendment to Code of Business Conduct and Ethics of the Registrant, incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2008.

(16) Change in Certifying Accountants

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated December 14, 2007, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2007.

(21)† Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

23.1†	Consent of Ernst & Young LLP

23.2†	Consent of PKF

(31.1)† Section 302 Certification of Principal Executive Officer

(31.2)† Section 302 Certification of Chief Financial Officer

(32)† Section 906 Certification

(99)  Additional Exhibits

99.1	Letter of termination from Grubb &Ellis Realty Advisors, Inc. to the Registrant dated as of February 28, 2008, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 29, 2008.

†	Filed herewith.

*	Management contract or compensatory plan arrangement.

GRUBB & ELLIS COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged
	Beginning	to			Balance at
	of	Costs and	Charged to		End
(In thousands)	Period	Expenses	Other Accounts(1)	Deductions(2)	of Period

Allowance for accounts receivable
Year Ended December 31, 2009	$10,533	$13,632		$(12,424)	$11,741
Year Ended December 31, 2008	$1,376	$12,446		$(3,289)	$10,533
Year Ended December 31, 2007	$723	$709		$(56)	$1,376
Allowance for advances and notes receivable
Year Ended December 31, 2009	$3,170	$9,521		$(15)	$12,676
Year Ended December 31, 2008	$1,839	$1,331		$—	$3,170
Year Ended December 31, 2007	$1,400	$451		$(12)	$1,839
Valuation allowance for deferred tax assets
Year Ended December 31, 2009	$55,204	$30,536		$—	$85,740
Year Ended December 31, 2008	$3,103	$49,677	2,424	$—	$55,204
Year Ended December 31, 2007	$3,024	$79		$—	$3,103

(1)	2007 Pre-merger Grubb & Ellis Company state return true-up charged against goodwill.

(2)	Uncollectible accounts written off, net of recoveries

GRUBB & ELLIS COMPANY

Schedule III — REAL ESTATE AND ACCUMULATED DEPRECIATION

											Maximum
											Life on
											Which
											Depreciation
				Costs							in Latest
		Initial Costs to Company		Capitalized	Gross Amount at Which Carried as of December 31, 2009						Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Date	Statement
(In thousands)	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total(a)	Depreciation(b)	Constructed	Acquired	is Computed

Commercial Office Properties
200 Galleria Atlanta, GA	$70,000	$7,440	$64,591	$571	$4,982	$46,406	$51,388	$5,616	1984	1/31/2007	39 years
The Avallon Complex Austin, TX	37,000	7,748	54,771	—	4,498	34,261	38,759	2,342	1986-2001	7/10/2007	39 years

	$107,000	$15,188	$119,362	$571	$9,480	$80,667	$90,147	$7,958

(a)	The changes in real estate for the years ended December 31, 2009, 2008 and 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$44,325
Acquisitions	671,985
Additions	266
Disposals and deconsolidations	(380,619)

Balance as of December 31, 2007	335,957
Acquisitions	144,162
Additions	12,813
Real estate related impairments	(71,488)
Disposals and deconsolidations	(242,644)

Balance as of December 31, 2008	178,800
Additions	2,970
Real estate related impairments	(6,752)
Disposals and deconsolidations	(84,871)

Balance as of December 31, 2009	$90,147

(b)	The changes in accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$230
Additions	3,845
Disposals and deconsolidations	(294)

Balance as of December 31, 2007	3,781
Additions	7,760
Disposals and deconsolidations	(149)

Balance as of December 31, 2008	11,392
Additions	1,534
Disposals and deconsolidations	(4,968)

Balance as of December 31, 2009	$7,958

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company (Registrant)

/s/ Thomas P. D’Arcy	March 16, 2010
Thomas P. D’Arcy Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas P. D’Arcy Thomas P. D’Arcy	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2010

/s/ Richard W. Pehlke Richard W. Pehlke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ C. Michael Kojaian C. Michael Kojaian	Director	March 16, 2010

/s/ Robert J. McLaughlin Robert J. McLaughlin	Director	March 16, 2010

/s/ Devin I. Murphy Devin I. Murphy	Director	March 16, 2010

/s/ D. Fleet Wallace D. Fleet Wallace	Director	March 16, 2010

/s/ Rodger D. Young Rodger D. Young	Director	March 16, 2010