Form 10-K/A
period 2009-12-31
GRUBB & ELLIS CO
filed 2010-04-30
CIK 216039

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Amended 10-K”), amends our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010 (the “Original 10-K”). This Amended 10-K amends the Original 10-K solely for the purpose of amending its previously filed consolidated statement of cash flows for the year ended December 31, 2009 to adjust certain items contained therein. As a result of these adjustments, net cash used in operating activities improved by $10.2 million, net cash provided by investing activities decreased by $10.7 million, and net cash used in financing activities improved by $0.5 million.

The adjustments have no impact on the net increase in cash for the year ended December 31, 2009 or the cash balance as of December 31, 2009. In addition, these adjustments have no impact to the consolidated balance sheet as of December 31, 2009, or the consolidated statement of operations and consolidated statement of shareowners’ equity for the year ended December 31, 2009.

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

Availability of this Report

The Company’s internet address is www.grubb-ellis.com. On the Investor Relations page on this web site, the Company posts its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports

on Form 8-K and its proxy statements as soon as reasonably practicable after it files them electronically with the SEC. All such filings on the Investor Relations web page are available to be viewed free of charge. In addition, the SEC maintains a website that contains these reports at www.sec.gov. Information contained on our website and the SEC website is not part of this Report on Form 10-K/A (Amendment No. 1) or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

In addition, a copy of this Report on Form 10-K/A (Amendment No. 1) is available without charge by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

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

	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007(1)	2006(2)	2005(3)

Consolidated Statement of Operations Data:
Total services revenue	$505,360	$595,495	$201,538	$99,599	$80,817
Total revenue	535,645	628,779	229,657	108,543	84,423
Total compensation costs	469,538	503,004	104,109	49,449	29,873
Total operating expense	641,551	929,407	195,723	97,633	71,035
Operating (loss) income	(105,906)	(300,628)	33,934	10,910	13,388
(Loss) income from continuing operations	(82,985)	(318,668)	23,741	21,012	13,679
Net (loss) income	(80,499)	(342,589)	23,033	20,049	10,288
Net (loss) income attributable to Grubb & Ellis Company	(78,838)	(330,870)	21,072	19,971	10,047
Basic (loss) earnings per share attributable to Grubb & Ellis Company	$(1.27)	$(5.21)	$0.53	$1.01	$0.58
(Loss) income from continuing operations per share attributable to Grubb & Ellis Company	$(1.31)	$(4.83)	$0.55	$1.06	$0.80
Diluted (loss) earnings per share attributable to Grubb & Ellis Company	$(1.27)	$(5.21)	$0.53	$1.01	$0.58
Basic weighted average shares outstanding	63,645	63,515	38,652	19,681	17,200
Diluted weighted average shares outstanding	63,645	63,515	38,653	19,694	17,200
Dividends declared per common share	$—	$0.205	$0.36	$0.10	$—
Dividends declared per preferred share	$1.8333	$—	$—	$—	$—
Consolidated Statement of Cash Flow Data (Restated):
Net cash (used in) provided by operating activities	$(51,789)	$(33,629)	$33,543	$17,356	$23,536
Net cash provided by (used in) investing activities	86,557	(76,330)	(486,909)	(56,203)	(35,183)
Net cash (used in) provided by financing activities	(28,652)	93,616	400,468	140,525	10,251

	December 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data (at end of period):
Total assets	$357,324	$520,277	$988,542	$347,709	$126,057
Long Term Liabilities:
Line of credit	—	—	8,000	—	8,500
Notes payable and capital lease obligations	107,755	107,203	107,343	843	887
Senior notes	16,277	16,277	16,277	10,263	2,300
Redeemable preferred liability	—	—	—	—	6,077
Preferred stock (12% cumulative participating perpetual convertible)	90,080	—	—	—	—
Total Grubb & Ellis shareowners’ equity	1,327	70,171	404,056	217,125	20,081

(1)	Based on Generally Accepted Accounting Principles (GAAP), the operating results for the year ended December 31, 2007 includes the results of legacy NNN Realty Advisors, Inc. prior to the Merger for the full periods presented and the results of the legacy Grubb & Ellis Company for the period from December 8, 2007 through December 31, 2007.

(2)	Includes a full year of operating results of GERI (formerly Triple Net Properties, LLC), one and one-half months of Triple Net Properties Realty, Inc. (“Realty”) (acquired on November 16, 2006) and one-half month of GBE Securities (formerly NNN Capital Corp.) (acquired on December 14, 2006). GERI was treated as the acquirer in connection with these transactions.

(3)	Based on GAAP, reflects operating results of GERI.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K/A (Amendment No. 1).

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

Discontinued Operations

In accordance with the requirements of the Property, Plant and Equipment Topic, discontinued operations includes the net income (loss) of two properties that were sold and two properties that were effectively abandoned under the accounting standards during the year ended December 31, 2009. The net income of $2.5 million for the year ended December 31, 2009 includes a $7.4 million gain on disposal of discontinued operations, net of taxes, related to the sale of the Danbury Property on June 3, 2009 and the deconsolidation of the Abrams and Shafer properties during the fourth quarter of 2009 and a $5.0 million loss from discontinued operations, net of taxes, which includes $6.6 million of real estate related impairments. The net loss of $23.9 million for the year ended December 31, 2008 includes a $0.4 million gain on sale, net of taxes, and a $24.3 million loss from discontinued operations, net of taxes, which includes $31.2 million of real estate related impairments.

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

Cash Flow

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash used in operating activities increased $18.2 million to $51.8 million for the year ended December 31, 2009, compared to net cash used in operating activities of $33.6 million for the same period in 2008. Net cash used in operating activities included a decrease in net loss of $262.1 million adjusted for decreases in non-cash reconciling items, the most significant of which included $180.5 million in goodwill impairment, $66.4 million in real estate related impairments, $11.0 million in depreciation and amortization, $0.9 million as a result of amortizing the identified intangible contract rights associated with the acquisition of Realty, partially offset by a $4.9 million increase in deferred taxes. Also contributing to this increase in net cash used in operating activities were net changes in other operating assets and liabilities of $36.3 million.

Net cash provided by (used in) investing activities was $86.6 million and ($76.3) million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, net cash provided by investing activities related primarily to proceeds from the sale of properties of $93.5 million. For the year ended December 31, 2008, net cash used in investing activities related primarily to the acquisition of properties of $122.2 million and investments in unconsolidated entities of $29.2 million offset by proceeds from repayment of advances to related parties net of advances to related parties of $6.9 million and proceeds from collection of real estate deposits and pre-acquisition costs net of payment of real estate deposits and pre-acquisition costs of $59.1 million.

Net cash (used in) provided by financing activities was ($28.7) million and $93.6 million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, net cash used in financing activities related primarily to repayment of advances on the line of credit of $56.3 million and repayment of notes payable and capital lease obligations of $79.4 million offset by advances on the line of credit of $15.2 million, proceeds from the issuance of senior notes of $5.0 million and proceeds from the issuance of preferred stock of $85.1 million. For the year ended December 31, 2008, net cash provided by financing activities related primarily to advances on the line of credit of $55.0 million and borrowings on notes payable and capital lease obligations of $103.3 million offset by repayments of notes payable and capital lease obligations of $56.4 million.

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

Subsequent Events

For a discussion of subsequent events, see Note 27, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K/A (Amendment No.1).

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

As discussed in Note 1, the accompanying 2009 consolidated statement of cash flows has been restated.

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

/s/ Ernst & Young LLP

Irvine, California
March 16, 2010,
  except for the last two paragraphs in Note 1, as to which the date is April 30, 2010

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

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(80,499)	$(342,589)	$23,033
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on sale of real estate	1,073	—	—
Equity in (earnings) losses of unconsolidated entities	1,148	13,311	(2,029)
Depreciation and amortization (including amortization of signing bonuses)	17,999	28,961	8,652
Loss on disposal of property, equipment and leasehold improvements	80	494	861
Goodwill and intangible asset impairment	738	181,285	—
Impairment of real estate	23,984	90,351	—
Share-based compensation	10,878	11,705	9,041
Compensation expense on profit sharing arrangements	102	1,878	1,999
Amortization/write-off of intangible contractual rights	251	1,179	3,133
Amortization of deferred financing costs	2,213	1,006	1,713
Gain on extinguishment of debt	(35,253)	—	—
(Gain) loss on sale of marketable equity securities	(460)	7,215	(184)
Deferred income taxes	1,107	(3,784)	(7,109)
Allowance for uncollectible accounts	10,714	13,319	806
Loss on write-off of real estate deposits, pre-acquisition costs and advances to related parties	446	2,415	—
Other operating noncash gains (losses)	—	2,267	8
Changes in operating assets and liabilities:
Accounts receivable from related parties	7,596	6,481	6,018
Prepaid expenses and other assets	(1,603)	(28,945)	(36,295)
Accounts payable and accrued expenses	(5,479)	(19,915)	15,884
Other liabilities	(6,824)	(263)	8,012

Net cash (used in) provided by operating activities	(51,789)	(33,629)	33,543

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,881)	(4,407)	(3,331)
Tenant improvements and capital expenditures	(2,531)	—	—
Purchases of marketable equity securities	(3,860)	(997)	(30,732)
Proceeds from sale of marketable equity securities	—	2,653	22,870
Advances to related parties	(4,171)	(13,173)	(39,112)
Proceeds from repayment of advances to related parties	2,323	20,043	117,496
Payments to related parties	(180)	(882)	(2,704)
Origination of notes receivable from related parties	—	(15,100)	(39,300)
Proceeds from repayment of notes receivable from related parties	—	13,600	41,700
Investments in unconsolidated entities	(566)	(29,163)	(9,076)
Sale of tenant-in-common interests in unconsolidated entities	—	—	20,466
Distributions of capital from unconsolidated entities	752	914	1,256
Acquisition of businesses — net of cash acquired	—	—	339
Acquisition of properties	—	(122,163)	(605,126)
Proceeds from sale of properties	93,471	—	92,945
Real estate deposits and pre-acquisition costs	(199)	(59,780)	(50,202)
Proceeds from collection of real estate deposits and pre-acquisition costs	4,717	118,835	49,427
Change in restricted cash	(318)	13,290	(53,825)

Net cash provided by (used in) investing activities	86,557	(76,330)	(486,909)

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	Restated

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	15,206	55,000	—
Repayment of advances on line of credit	(56,271)	—	(30,000)
Borrowings on notes payable and capital lease obligations	1,417	103,339	547,015
Repayments of notes payable and capital lease obligations	(79,394)	(56,386)	(143,848)
Financing costs	(1,801)	(2,412)	(1,460)
Proceeds from issuance of senior notes	5,000	—	6,015
Net proceeds from issuance of preferred stock	85,080	—	—
Net proceeds from issuance of common stock	—	52	—
Repurchase of common stock	—	(1,840)	—
Dividends paid to common shareowners	—	(15,128)	(16,449)
Dividends paid to preferred shareowners	(1,770)	—	—
Contributions from noncontrolling interests	5,959	15,084	42,061
Distributions to noncontrolling interests	(2,078)	(4,093)	(2,866)

Net cash (used in) provided by financing activities	(28,652)	93,616	400,468

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,116	(16,343)	(52,898)
Cash and cash equivalents — beginning of year	32,985	49,328	102,226

Cash and cash equivalents — end of year	$39,101	$32,985	$49,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,431	$21,089	$10,148

Income taxes	$1,298	$2,151	$22,622

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Issuance of warrants	$534	$—	$—

Accrual for tenant improvements, lease commissions and capital expenditures	$236	$739	$814

Equipment acquired with capital lease obligations	$2,270	$52	$541

Dividends accrued	$—	$—	$1,733

Deconsolidation of assets related to properties or properties held by variable interest entities	$20,356	$301,656	$372,674

Deconsolidation of liabilities related to properties or properties held by variable interest entities	$33,674	$222,448	$269,732

Deconsolidation of sponsored mutual fund	$5,141	$—	$—

Assets acquired in acquisition	$—	$—	$462,730

Liabilities assumed in acquisition	$—	$—	$259,659

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

Adjustments to the Consolidated Statement of Cash Flows

The Company is adjusting its previously filed consolidated statement of cash flows for the year ended December 31, 2009 to reclassify certain items contained therein. As a result of these adjustments, net cash used in operating activities improved by $10.2 million, net cash provided by investing activities decreased by $10.7 million, and net cash used in financing activities improved by $0.5 million. The following table presents the line items in the statement of cash flows as originally presented, the adjustments and the final adjusted line items as amended.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2009
	As Previously
(In thousands)	Reported	Adjustments	As Amended

CASH FLOWS FROM OPERATING ACTIVITIES
Loss on sale of real estate	$(12,245)	$13,318	$1,073
Gain on extinguishment of debt	(32,111)	(3,142)	(35,253)
Net cash used in operating activities	(61,965)	10,176	(51,789)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	10,339	(10,657)	(318)
Net cash provided by investing activities	97,214	(10,657)	86,557
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and capital lease obligations	936	481	1,417
Net cash used in financing activities	(29,133)	481	(28,652)
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Deconsolidation of assets related to properties or properties held by variable interest entities	9,699	10,657	20,356
Deconsolidation of liabilities related to properties or properties held by variable interest entities	23,017	10,657	33,674

The adjustments have no impact on the net increase in cash for the year ended December 31, 2009 or the cash balance as of December 31, 2009. In addition, these adjustments have no impact to the consolidated balance sheet as of December 31, 2009, or the consolidated statement of operations and consolidated statement of shareowners’ equity for the year ended December 31, 2009.

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

This Annual Report on Form 10-K/A (Amendment No. 1) does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

(10) Material Contracts

10.1*	Employment Agreement entered into on November 9, 2004, between Robert H. Osbrink and the Registrant, effective January 1, 2004, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2004.

10.2*	Employment Agreement entered into on March 8, 2005, between Mark E. Rose and the Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2005.

10.3*	Employment Agreement, dated as of January 1, 2005, between Maureen A. Ehrenberg and the Registrant, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2005.

10.4*	First Amendment to Employment Agreement entered into between Robert Osbrink and the Registrant, dated as of September 7, 2005, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K filed on September 28, 2005.

10.5*	Form of Restricted Stock Agreement between the Registrant and each of the Registrant’s Outside Directors, dated as of September 22, 2005, incorporated herein by reference to

Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2006 (File No. 333-133659).

10.6*	Employment Agreement entered into on April 1, 2006, between Frances P. Lewis and the Registrant, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10-K filed on September 28, 2006.

10.7*	Grubb & Ellis Company 2006 Omnibus Equity Plan effective as of November 9, 2006, incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on October 10, 2006.

10.8	Purchase and Sale Agreement between Abrams Office Center Ltd and GERA Property Acquisition LLC, a wholly-owned subsidiary of the Registrant, dated as of October 24, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2006.

10.9*	Second Amendment to Employment Agreement entered into between Robert H. Osbrink and the Registrant, dated as of November 15, 2006, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2006.

10.10	Letter Agreement between Abrams Office Centre and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 8, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2006.

10.11	Second Amendment to the Purchase and Sale Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 15, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2006.

10.12	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.13	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated December 29, 2006, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.14	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 4, 2007, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007.

10.15	Letter Agreement between Abrams Office Centre, Ltd. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated January 19, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2007.

10.16	Purchase and Sale Agreement between F/B 6400 Shafer Ct. (Rosemont), LLC and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007.

10.17*	Employment Agreement between Richard W. Pehlke and the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2007.

10.18*	Amendment No. 1 Employment Agreement between Richard W. Pehlke and the Registrant, dated as of December 23, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

10.19	Purchase and Sale Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2007.

10.20	Letter Agreement between Danbury Buildings Co., L.P., Danbury Buildings, Inc. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated March 16, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2007.

10.21	Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated February 20, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.22	Letter Amendment to Purchase and Sale Agreement between Danbury Buildings, Inc. and Danbury Buildings Co., L.P. and GERA Property Acquisition LLC, a wholly owned subsidiary of the Registrant, dated as of April 30, 2007, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 3, 2007.

10.23	Form of Voting Agreement between Registrant and certain stockholders or NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.24	Form of Voting Agreement between NNN Realty Advisors, Inc. and certain stockholders of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.25	Form of Escrow Agreement between NNN Realty Advisors, Inc., Wilmington Trust Company and the Registrant, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

10.26	Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by and among GERA Abrams Centre LLC, Rebecca S. Conrad, as Trustee for the benefit of Wachovia Bank, National Association, dated as of June 15, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.27	Commercial Offer to purchase by and between Aurora Health Care, Inc. and Triple Net Properties, LLC, dated November 21, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.28	First Amendment to Offer to Purchase by and between Aurora Medical Group, Inc. and Triple Net Properties, LLC, dated November 29, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.29	Form of Lease among NNN Eastern Wisconsin Medical Portfolio, LLC and Aurora Medical Group, Inc., dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.30	Form of Subordination, Non-Disturbance and Attornment Agreement, between Aurora Medical Group, Inc. and PNC Bank, National Association dated as of December 21, 2007, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.31	Form of Estoppel Certificate from Aurora Medical Group, Inc. to PNC Bank, National Association, dated as of December 21, 2007 incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.32	Form of Guaranty executed by Aurora Health Care, Inc. in favor of NNN Eastern Wisconsin Medical Portfolio, LLC dated December 21, 2007, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.33	Promissory Note for $32,300,000 senior loan of NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.34	Promissory Note for $3,400,000 mezzanine loan by NNN Eastern Wisconsin Medical Portfolio, LLC to the order of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.35	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing by NNN Eastern Wisconsin Medical Portfolio, LLC in favor of PNC Bank, National Association, dated December 21, 2007, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.36	Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of October 31, 2008, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2008.

10.37*	Employment Agreement between NNN Realty Advisors, Inc. and Scott D. Peters incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.38*	Employment Agreement between NNN Realty Advisors, Inc. and Andrea R. Biller incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.39*	Employment Agreement between NNN Realty Advisors, Inc. and Francene LaPoint incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.40	Employment Agreement between NNN Realty Advisors, Inc. and Jeffrey T. Hanson incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.41	Indemnification Agreement dated as of October 23, 2006 between Anthony W. Thompson and NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.42	Indemnification and Escrow Agreement by and among Escrow Agent, NNN Realty Advisors, Inc., Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson, together with Certificate as to Authorized Signatures incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.43*	Form of Indemnification Agreement executed by Andrea R. Biller, Glenn L. Carpenter, Howard H. Greene, Jeffrey T. Hanson, Gary H. Hunt, C. Michael Kojaian, Francene LaPoint, Robert J. McLaughlin, Devin I. Murphy, Robert H. Osbrink, Richard W. Pehlke, Scott D. Peters, Dylan Taylor, Jacob Van Berkel, D. Fleet Wallace and Rodger D. Young.

incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.44*	Change of Control Agreement dated December 23, 2008 by and between Dylan Taylor and the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.45*	Change of Control Agreement dated December 23, 2008 by and between Jacob Van Berkel and the Company, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.46	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 8, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.47	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 12, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009.

10.48	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 14, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.49	Fourth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 16, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.50	Fifth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 20, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 21, 2009.

10.51	Sixth Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions, dated as of January 21, 2009, by and between GERA Danbury LLC and Matrix Connecticut, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2009.

10.52	Escrow Agreement, dated as of January 22, 2009, by and among Grubb & Ellis Company, Matrix Connecticut, LLC and First American Title Insurance Company, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed on January 29, 2009.

10.53	Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA 6400 Shafer LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.54	Open-end Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between GERA Danbury LLC to Wachovia Bank, National Association dated as of June 15, 2007, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2007.

10.55	Letter Agreement by and among Wachovia Bank, National Association, GERA Abrams Centre LLC and GERA 6400 Shafer LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.56	Letter Agreement by and between Wachovia Bank, National Association and GERA Danbury, LLC, dated September 28, 2007, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2007.

10.57	Second Amended and Restated Credit Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.58	Second Amended and Restated Security Agreement, dated as of December 7, 2007, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

10.59	First Letter Amendment, dated as of August 4, 2008, by and among the Registrant, the guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent, the financial institutions identified therein as lender parties, Deutsche Bank Trust Company Americas, as syndication agent, and Deutsche Bank Securities Inc., as sole book running manager and sole lead arranger, incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on August 6, 2008.

10.60	Second Letter Amendment to the Registrant’s senior secured revolving credit facility executed on November 4, 2008, and dated as of September 30, 2008, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2008.

10.61	Third Amended and Restated Credit Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

10.62	Third Amended and Restated Security Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

10.63*	Employment Agreement between Thomas P. D’Arcy and the Registrant, dated as of November 16, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on November 19, 2009.

10.64	First Letter Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2009, by and among Grubb & Ellis Company, the guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent, the financial institutions identified therein as lender parties, Deutsche Bank Trust Company Americas, as syndication agent, and Deutsche Bank Securities Inc., as sole book running manager and sole lead arranger, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.65	First Letter Amendment to Warrant Agreement, dated as of September 30, 2009, by and between Grubb & Ellis Company and the holders identified in Exhibit B thereto, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.66	First Letter Amendment to the Third Amended and Restated Security Agreement, dated as of September 30, 2009, made by the grantors referred to therein in favor of Deutsche Bank Trust Company Americas, as administrative agent for the secured parties referred to therein, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.67	Senior Subordinated Convertible Note dated October 2, 2009 issued by Grubb & Ellis Company to Kojaian Management Corporation, incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.68	Subordination Agreement dated October 2, 2009 by and among Kojaian Management Corporation, Grubb & Ellis Company and Deutsche Bank Trust Company Americas, incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.69	Form of Purchase Agreement by and between Grubb & Ellis Company and the accredited investors set forth on Schedule A attached thereto, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2009.

10.70	Agreement regarding Tremont Net Funding II, LLC Loan Arrangement with GERA 6400 Shafer LLC and GERA Abrams Centre LLC, dated as of December 29, 2009, by and among GERA Abrams Centre LLC and GERA 6400 Shafer LLC, collectively as Borrower, Grubb & Ellis Company, as Guarantor, Grubb & Ellis Management Services, Inc., as both Abrams Manager and Shafer Manager, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.71	Form of Assignment of Personal Property, Name, Service Contracts, Warranties and Leases for GERA Abrams Centre LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.72	Form of Assignment of Personal Property, Name, Service Contracts, Warranties and Leases for GERA 6400 Shafer LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.73	Form of Special Warranty Deed for GERA Abrams Centre LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.74	Form of Special Warranty Deed for GERA 6400 Shafer LLC, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.75	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement by and between the Company and Jeffrey T. Hanson dated March 10, 2010, incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2010.

10.76	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement by and between the Company and Jacob Van Berkel dated March 10, 2010, incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2010.

10.77	Form of Amended and Restated Restricted Stock Award Grant Notice for Annual Restricted Stock Award to Non-Management Directors, incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2010.

(14) Code of Ethics

14.1	Amendment to Code of Business Conduct and Ethics of the Registrant, incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2008.

(16) Change in Certifying Accountants

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission, dated December 14, 2007, incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2007.

(21)† Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

23.1†	Consent of Ernst & Young LLP

23.2†	Consent of PKF

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

(2)	Uncollectible accounts written off, net of recoveries

GRUBB & ELLIS COMPANY

Schedule III — REAL ESTATE AND ACCUMULATED DEPRECIATION

											Maximum
											Life on
											Which
											Depreciation
				Costs	Gross Amount at Which Carried						in Latest
		Initial Costs to Company		Capitalized	as of December 31, 2009						Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Date	Statement
(In thousands)	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total(a)	Depreciation(b)	Constructed	Acquired	is Computed

Commercial Office Properties
200 Galleria Atlanta, GA	$70,000	$7,440	$64,591	$571	$4,982	$46,406	$51,388	$5,616	1984	1/31/2007	39 years
The Avallon Complex Austin, TX	37,000	7,748	54,771	—	4,498	34,261	38,759	2,342	1986-2001	7/10/2007	39 years

	$107,000	$15,188	$119,362	$571	$9,480	$80,667	$90,147	$7,958

(a)	The changes in real estate for the years ended December 31, 2009, 2008 and 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$44,325
Acquisitions	671,985
Additions	266
Disposals and deconsolidations	(380,619)

Balance as of December 31, 2007	335,957
Acquisitions	144,162
Additions	12,813
Real estate related impairments	(71,488)
Disposals and deconsolidations	(242,644)

Balance as of December 31, 2008	178,800
Additions	2,970
Real estate related impairments	(6,752)
Disposals and deconsolidations	(84,871)

Balance as of December 31, 2009	$90,147

(b)	The changes in accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$230
Additions	3,845
Disposals and deconsolidations	(294)

Balance as of December 31, 2007	3,781
Additions	7,760
Disposals and deconsolidations	(149)

Balance as of December 31, 2008	11,392
Additions	1,534
Disposals and deconsolidations	(4,968)

Balance as of December 31, 2009	$7,958

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company (Registrant)

/s/ Thomas P. D’Arcy	April 30, 2010
Thomas P. D’Arcy Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas P. D’Arcy Thomas P. D’Arcy	Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2010

/s/ Richard W. Pehlke Richard W. Pehlke	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2010

/s/ C. Michael Kojaian C. Michael Kojaian	Director	April 30, 2010

/s/ Robert J. McLaughlin Robert J. McLaughlin	Director	April 30, 2010

/s/ Devin I. Murphy Devin I. Murphy	Director	April 30, 2010

/s/ D. Fleet Wallace D. Fleet Wallace	Director	April 30, 2010

/s/ Rodger D. Young Rodger D. Young	Director	April 30, 2010