Form 10-Q
period 2010-03-31
GRUBB & ELLIS CO
filed 2010-05-17
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 10, 2010 was 69,436,812 shares.

GRUBB & ELLIS COMPANY

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents (including $471 and $581 from VIEs, respectively)	$22,542	$39,101
Restricted cash (including $2,307 and $36 from VIEs, respectively)	15,102	13,875
Investment in marketable equity securities (including $1,687 and $147 from VIEs, respectively)	2,666	690
Accounts receivable from related parties — net (including $0 and $3 from VIEs, respectively)	7,706	9,169
Notes and advances to related parties — net (including $10,083 and $0 from VIEs, respectively)	10,959	1,019
Service fees receivable — net (including $1,012 and $1,076 from VIEs, respectively)	27,356	30,293
Current portion of professional service contracts — net	3,140	3,626
Real estate deposits and pre-acquisition costs	1,072	1,321
Prepaid expenses and other assets (including $22 and $38 from VIEs, respectively)	15,367	16,497
Refundable income taxes	5,002	4,992

Total current assets	110,912	120,583
Accounts receivable from related parties — net	16,362	15,609
Advances to related parties — net	13,399	14,607
Professional service contracts — net	6,953	7,271
Investments in unconsolidated entities (including $3,594 and $2,239 from VIEs, respectively)	4,549	3,783
Properties held for investment — net	81,910	82,189
Property, equipment and leasehold improvements — net (including $0 and $17 from VIEs, respectively)	12,445	13,190
Identified intangible assets — net (including $38 and $44 from VIEs, respectively)	93,987	94,952
Other assets — net (including $0 and $6 from VIEs, respectively)	5,473	5,140

Total assets	$345,990	$357,324

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $671 and $769 from VIEs, respectively)	$61,868	$62,867
Due to related parties (including $681 and $681 from VIEs, respectively)	2,525	2,267
Current portion of capital lease obligations	893	939
Other liabilities	36,386	38,864

Total current liabilities	101,672	104,937
Long-term liabilities:
Senior notes	16,277	16,277
Notes payable and capital lease obligations (including $0 and $13 from VIEs, respectively)	107,536	107,755
Other long-term liabilities	12,443	11,622
Deferred tax liabilities	25,486	25,477

Total liabilities	263,414	266,068
Commitment and contingencies (Note 14)
Preferred stock: 12% cumulative participating perpetual convertible; $0.01 par value; 1,000,000 authorized as of March 31, 2010 and December 31, 2009; 965,700 shares issued and outstanding as of March 31, 2010 and December 31, 2009	90,080	90,080
Shareowners’ equity:
Preferred stock: $0.01 par value; 19,000,000 shares authorized as of March 31, 2010 and December 31, 2009; no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock: $0.01 par value; 200,000,000 shares authorized as of March 31, 2010 and December 31, 2009; 69,436,812 and 67,352,440 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	694	674
Additional paid-in capital	412,767	412,754
Accumulated deficit	(435,882)	(412,101)
Other comprehensive income	126	—

Total Grubb & Ellis Company shareowners’ equity	(22,295)	1,327

Noncontrolling interests (including $14,462 and ($507) from VIEs, respectively)	14,791	(151)

Total equity	(7,504)	1,176

Total liabilities and shareowners’ equity	$345,990	$357,324

The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUE
Management services	$72,416	$65,531
Transaction services	42,233	33,533
Investment management	10,102	15,657
Rental related	7,714	7,432

Total revenue	132,465	122,153

OPERATING EXPENSE
Compensation costs	124,314	113,271
General and administrative	18,439	21,778
Provision for doubtful accounts	1,667	5,418
Depreciation and amortization	3,258	2,441
Rental related	5,367	5,616
Interest	2,319	3,636
Real estate related impairments	270	12,272
Intangible asset impairment	614	—

Total operating expense	156,248	164,432

OPERATING LOSS	(23,783)	(42,279)

OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated entities	(214)	(1,231)
Interest income	46	145
Other income (expense)	45	(725)

Total other expense	(123)	(1,811)

Loss from continuing operations before income tax (provision) benefit	(23,906)	(44,090)
Income tax (provision) benefit	(146)	319

Loss from continuing operations	(24,052)	(43,771)
Income from discontinued operations — net of taxes	—	491

NET LOSS	(24,052)	(43,280)
Net loss attributable to noncontrolling interests	(271)	(1,778)

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY	(23,781)	(41,502)
Preferred stock dividends	(2,897)	—

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY COMMON SHAREOWNERS	$(26,678)	$(41,502)

Basic (loss) earnings per share

Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.41)	$(0.66)

Income from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	0.01

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.41)	$(0.65)

Diluted (loss) earnings per share

Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.41)	$(0.66)

Income from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	0.01

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.41)	$(0.65)

Basic weighted average shares outstanding	64,350	63,525

Diluted weighted average shares outstanding	64,350	63,525

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,052)	$(43,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	214	1,231
Depreciation and amortization (including amortization of signing bonuses)	4,797	4,204
Impairment of real estate	270	12,022
Impairment of intangible assets	614	—
Stock-based compensation	3,019	2,964
Allowance for uncollectible accounts	1,667	4,746
Other	304	1,110
Changes in operating assets and liabilities:
Accounts receivable from related parties	227	621
Prepaid expenses and other assets	1,580	4,452
Accounts payable and accrued expenses	(2,328)	(5,165)
Other liabilities	(437)	(1,907)

Net cash used in operating activities	(14,125)	(19,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash effect from deconsolidation of VIE	(184)	—
Purchases of property and equipment	(510)	(1,187)
Tenant improvements and capital expenditures	(441)	—
Purchases of marketable equity securities, net	(996)	(672)
Advances to related parties	(324)	(2,492)
Proceeds from repayment of advances to related parties	2,983	1,452
Investments in unconsolidated entities, net	(42)	297
Sale of tenant-in-common interest in unconsolidated entities	391	—
Acquisition of properties	—	(893)
Proceeds from collection of real estate deposits and pre-acquisition costs, net	249	4,277
Change in restricted cash	258	(1,475)

Net cash provided by (used in) investing activities	1,384	(693)

CASH FLOWS FROM FINANCING ACTIVITIES
(Borrowings) repayments of notes payable and capital lease obligations, net	(252)	143
Other financing costs	—	(117)
Dividends paid to preferred stockholders	(2,897)	—
Contributions from noncontrolling interests	261	788
Distributions to noncontrolling interests	(930)	—

Net cash (used in) provided by financing activities	(3,818)	814

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,559)	(18,881)
Cash and cash equivalents — Beginning of period	39,101	32,985

Cash and cash equivalents — End of period	$22,542	$14,104

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Consolidation of assets held by VIEs	$15,269	$—

Consolidation of liabilities held by VIEs	$478	$198,409

Consolidation of noncontrolling interests held by VIEs	$14,792	$—

Deconsolidation of assets held by VIEs	$339	$243,398

Deconsolidation of liabilities held by VIEs	$412	$198,409

Deconsolidation of noncontrolling interests held by VIEs	$73	$—

Consolidation of assets related to sponsored mutual fund	$823	$—

Consolidation of noncontrolling interests related to sponsored mutual fund	$823	$—

Acquisition of business	$1,009	$—

The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
Grubb & Ellis Company and its consolidated subsidiaries are referred to herein as “the Company” or “Grubb & Ellis,” “we,” “us,” and “our.” Grubb & Ellis, a Delaware corporation founded over 50 years ago, is a commercial real estate services and investment company. Our 6,000 professionals in more than 100 company-owned and affiliate offices draw from a unique platform of real estate services, practice groups and investment products to deliver comprehensive, integrated solutions to real estate owners, tenants and investors.
We offer property owners, corporate occupants and program investor’s comprehensive integrated real estate solutions, including management, transactions, consulting and investment advisory services supported by market research and local market expertise. Through our investment subsidiaries, we sponsor real estate investment programs that provide individuals and institutions the opportunity to invest in a broad range of real estate investment vehicles, including public non-traded real estate investment trusts (REITs), mutual funds and other real estate investment funds.
Basis of Presentation
The consolidated financial statements include our accounts and those of our wholly owned and majority-owned controlled subsidiaries, variable interest entities (“VIEs”) in which we are the primary beneficiary, and partnerships/limited liability companies (“LLCs”) in which we are the managing member or general partner and the other partners/members lack substantive rights, and are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2009. In our opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.
We consolidate entities that are VIEs when we are deemed to be the primary beneficiary of the VIE. We are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest in the VIE. For entities in which (i) we are not deemed to be the primary beneficiary, (ii) our ownership is 50.0% or less and (iii) we have the ability to exercise significant influence, we use the equity accounting method (i.e. at cost, increased or decreased by our share of earnings or losses, plus contributions less distributions). We also use the equity method of accounting for jointly-controlled tenant-in-common interests. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIEs primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of our VIEs.
On January 1, 2010, we adopted an amendment to the requirements of the Consolidation Topic and as a result, consolidated four LLCs and deconsolidated one joint venture LLC. We recorded the cumulative effect of the adoption of this amendment to our financial statements as of January 1, 2010. For the four LLCs that were consolidated, this consisted primarily of consolidating: (i) investments in unconsolidated entities for the LLCs ownership interest in properties, (ii) advances made by a consolidated LLC to other unconsolidated LLCs, (iii) restricted cash, (iv) accounts payable and accrued liabilities and (v) noncontrolling interests related to the LLCs equity. For the one joint venture LLC that was deconsolidated, this consisted primarily of deconsolidating (i) cash, (ii) accounts payable and accrued liabilities and (iii) noncontrolling interests related to the LLC equity.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The adoption of the amendment to the requirements of the Consolidation Topic resulted in the following impact to our Consolidated Balance Sheet as of January 1, 2010: (i) assets increased by $14.9 million, (ii) liabilities increased by $0.1 million and (iii) noncontrolling interests increased by $14.8 million. See the parenthetical disclosures on our Consolidated Balance Sheets regarding amounts of VIEs assets and liabilities that are consolidated as of March 31, 2010 and December 31, 2009.
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
Restricted Cash
Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties as well as cash reserve accounts held for the benefit of various insurance providers. As of March 31, 2010 and December 31, 2009, the restricted cash balance was $15.1 million and $13.9 million, respectively.
Fair Value Measurements
In September 2006, the FASB issued the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Codification. The Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB amended the Topic to delay the effective date of the Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on our consolidated financial statements as a result of our adoption of the Topic as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the amended Fair Value Measurements and Disclosures Topic deferred the effective date of Fair Value Measurements and Disclosures to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the requirements of the Topic as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on our consolidated financial statements.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the three months ended March 31, 2010:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
(In thousands)	March 31,	Assets	Inputs	Inputs	Impairment
Assets	2010	Level 1	Level 2	Level 3	Losses
Investments in marketable equity securities	$2,666	$2,666	$—	$—	$—
Property held for investment	$81,910	$—	$—	$81,910	$—
Investments in unconsolidated entities	$4,549	$—	$—	$4,549	$(93)
Life insurance contracts	$965	$—	$965	$—	$—
The following table presents financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the year ended December 31, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
(In thousands)	December 31,	Assets	Inputs	Inputs	Impairment
Assets	2009	Level 1	Level 2	Level 3	Losses
Investments in marketable equity securities	$690	$690	$—	$—	$—
Property held for investment	$82,189	$—	$—	$82,189	$(7,050)
Investments in unconsolidated entities	$3,783	$—	$—	$3,783	$(3,201)
Life insurance contracts	$1,044	$—	$1,044	$—	$—
Fair Value of Financial Instruments
The Financial Instruments Topic, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. The Topic defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each quarter based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
The fair value of our notes payable and senior notes is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2010, the fair values of our notes payable and senior notes were calculated to be approximately $93.5 million and $15.9 million, respectively, compared to the carrying values of $107.0 million and $16.3 million, respectively. As of December 31, 2009, the fair values of our notes payable and senior notes were approximately $94.5 million and $15.8 million, respectively, compared to the carrying values of $107.0 million and $16.3 million, respectively. The amounts recorded for accounts receivable, notes receivable, advances and accounts payable and accrued liabilities approximate fair value due to their short-term nature.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recently Issued Accounting Pronouncements
On January 1, 2009, we adopted an amendment to the requirements of the Consolidation Topic which require noncontrolling interests to be reported within the equity section of the consolidated balance sheets, and amounts attributable to controlling and noncontrolling interests to be reported separately in the consolidated income statements and consolidated statement of shareowners’ equity. The adoption of these provisions did not impact earnings (loss) per share attributable to our common shareowners.
On January 1, 2009, we adopted an amendment to the Earnings Per Share Topic which requires that the two-class method of computing basic earnings per share be applied when there are unvested share-based payment awards that contain rights to nonforfeitable dividends outstanding during a reporting period. These participating securities share in undistributed earnings with common shareowners for purposes of calculating basic earnings per share. Upon adoption, the presentation of all prior period EPS data was adjusted retrospectively with no material impact.
In June 2009, the FASB issued an amendment to the requirements of the Consolidation Topic, which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently defined as VIEs, as well as qualifying special-purpose entities that are currently excluded from the definition of VIEs by the Consolidation Topic. Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. The requirements of the amended Topic are effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company adopted this amendment to the requirements of the Consolidation Topic on January 1, 2010 and as a result, consolidated four VIEs and deconsolidated one VIE as of January 1, 2010. See Note 4 for further information.
We have adopted the requirements of the Subsequent Events Topic effective beginning with the year ended December 31, 2009 and have evaluated for disclosure subsequent events that have occurred up through the date of issuance of these financial statements.
2. MARKETABLE SECURITIES
The historical cost and estimated fair value of the available-for-sale marketable securities held by us are as follows:

	As of March 31, 2010				As of December 31, 2009
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)

Equity securities	$853	$126	$—	$979	$543	$—	$—	$543

There were no sales of marketable equity securities during the three month periods ended March 31, 2010 or 2009.
Investments in Limited Partnerships
We served as general partner and investment advisor, through our wholly-owned subsidiary Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”), to one limited partnership and as investment advisor to three mutual funds as of March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, the limited partnership, Grubb & Ellis AGA Real Estate Investment Fund LP, is required to be consolidated in accordance with the requirements of the Consolidation Topic. In addition, as of March 31, 2010, one mutual fund, Grubb & Ellis AGA International Realty Fund, is required to be consolidated in accordance with the requirements of the Consolidation Topic.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three months ended March 31, 2010 and 2009, Alesco had investment income (loss) of approximately $31,000 and ($409,000), respectively, related to the limited partnership and mutual funds which is reflected in other income (expense) and offset in non-controlling interest in loss of consolidated entities on the statements of operations. As of March 31, 2010 and December 31, 2009, the consolidated limited partnership and mutual fund had assets of approximately $1.7 million and $0.1 million, respectively, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.
The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of March 31, 2010				As of December 31, 2009
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$1,531	$167	$(11)	$1,687	$170	$—	$(23)	$147

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
	(Unaudited)				(Unaudited)
Equity securities	$12	$72	$(46)	$38	$85	$(305)	$(180)	$(400)
Less investment expenses	(7)	—	—	(7)	(9)	—	—	(9)

	$5	$72	$(46)	$31	$76	$(305)	$(180)	$(409)

3. RELATED PARTIES
Related party balances are summarized below:
Accounts Receivable
Accounts receivable from related parties consisted of the following:

	March 31,	December 31,
(In thousands)	2010	2009
Accrued property and asset management fees	$22,109	$21,564
Accrued lease commissions	8,798	7,449
Other accrued fees	2,342	2,200
Accounts receivable from sponsored REITs	3,686	3,696
Accrued real estate acquisition fees	788	697
Other receivables	85	162

Total	37,808	35,768
Allowance for uncollectible receivables	(13,740)	(10,990)

Accounts receivable from related parties — net	24,068	24,778
Less portion classified as current	(7,706)	(9,169)

Non-current portion	$16,362	$15,609

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advances to Related Parties
We make advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less unless extended by us, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

	March 31,	December 31,
(In thousands)	2010	2009
Advances to related parties	$35,865	$28,302
Allowance for uncollectible advances	(11,507)	(12,676)

Advances to related parties — net	24,358	15,626
Less portion classified as current	(10,959)	(1,019)

Non-current portion	$13,399	$14,607

The current portion of advances to related parties as of March 31, 2010 includes $10.1 million related to a VIE that was consolidated as of January 1, 2010 pursuant to an amendment to the requirements of the Consolidation Topic which was effective as of January 1, 2010.
In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of March 31, 2010, the future funding commitments totaled approximately $1.2 million.
Note Receivable From Related Party
The note receivable from Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”) was $9.1 million as of March 31, 2010 and December 31, 2009. The note has an interest rate of 4.5% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect, and a maturity date of January 1, 2011. The interest rate payable under the note is subject to a one-time adjustment to a maximum rate of 6.0% per annum, which will be evaluated and may be adjusted by us, in our sole discretion, on July 1, 2010.
4. VARIABLE INTEREST ENTITIES
The determination of the appropriate accounting method with respect to our VIEs, including joint ventures, is based on the requirements of the Consolidation Topic. We consolidate any VIE for which we are the primary beneficiary.
In accordance with the requirements of the Consolidation Topic, we analyze our variable interests, including equity investments, guarantees, management agreements and advances, to determine if an entity in which we have a variable interest, is a VIE. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the estimated future cash flows of the entity, and our qualitative analysis on the design of the entity, its organizational structure including decision-making ability and relevant financial agreements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pursuant to the requirements of the Consolidation Topic that existed prior to January 1, 2010, we consolidated VIEs if we determined if we were the primary beneficiary of the VIE. We were deemed to be the primary beneficiary of the VIE if we were to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. However, under the requirements that exist subsequent to January 1, 2010, we are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest. Our variable interest provides us with a controlling financial interest if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIEs primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of our VIEs.
Our Investment Management segment is a sponsor of TIC Programs and related formation LLCs. As of March 31, 2010 we had investments in ten LLCs that are VIEs in which we are the primary beneficiary. This includes an additional three LLCs that were consolidated as of January 1, 2010 pursuant to an amendment to the requirements of the Consolidation Topic. These LLCs hold interests in our TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of March 31, 2010 was $3.7 million and $26,000, respectively. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2009 was $2.3 million and $25,000, respectively. The assets of these LLCs are only used to settle the liabilities associated with these LLCs. In addition, each consolidated VIE is joint and severally liable on the non-recourse mortgage debt related to the interest in our TIC investment totaling $377.0 million and $277.0 million as of March 31, 2010 and December 31, 2009, respectively. This non-recourse mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the requirements of the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of our investments.
Our Investment Management segment is also a sponsor of an LLC that was formed for the primary purpose of providing mezzanine financing to entities acquiring, investing in, holding, developing, managing, operating, selling, selling undivided interests in, or owning direct and indirect interests in real estate. The LLC provides capital to TIC Programs in the form of advances. We have guaranteed the collectability of certain advances this LLC has made to various TIC Programs which we have determined represents a variable interest in the LLC. As of March 31, 2010, the future funding commitments totaled approximately $1.2 million. In accordance with the requirements of the amendment to the Consolidation Topic, we determined that we are the primary beneficiary of this LLC, which is a VIE, and consolidated this LLC as of January 1, 2010. The carrying value of the assets and liabilities associated with this LLC as of March 31, 2010 were $12.3 million and $0.1 million, respectively. The assets of the LLC are only used to settle the liabilities associated with the LLC.
We have a 60.0% equity interest in a joint venture that serves as an advisor to energy and infrastructure programs. This joint venture is a VIE which we determined we were the primary beneficiary of as of December 31, 2009 as we were to absorb a majority of the entity’s expected losses and to receive a majority of the entity’s expected residual returns. However, pursuant to the requirements of the amendment to the Consolidation Topic, we deconsolidated this VIE as of January 1, 2010 as our variable interest does not provide us with a controlling financial interest in the VIE. Pursuant to the organizational documents for this joint venture, all major decisions require the consent of both us and our joint venture partner. Therefore, the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is shared. The carrying value of the assets and liabilities associated with this VIE as of December 31, 2009 were $0.2 million and $0.2 million, respectively. The assets of the joint venture are only used to settle the liabilities associated with the joint venture.
We advanced $0.8 million and $0.8 million during the three months ended March 31, 2010 and 2009 to one of our consolidated VIEs to fund operations. In addition, we invested an additional $0.2 million in our unconsolidated VIE during the three months ended March 31, 2010 to fund operations. We may provide additional financial support to our consolidated and unconsolidated VIEs in the future; however, we are not contractually required to do so.
If the interest in the entity is determined to not be a VIE under the requirements of the Consolidation Topic, then the entity is evaluated for consolidation under the requirements of the Real Estate — General Topic, as amended by the requirements of the Consolidation Topic.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of March 31, 2010 and December 31, 2009, we had a number of entities that were determined to be VIEs that did not meet the consolidation requirements of the Consolidation Topic. The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was ($0.1) million and $0.3 million as of March 31, 2010 and December 31, 2009, respectively, and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment, future funding commitments and mortgage debt guarantees. There were no future funding commitments as of March 31, 2010 and December 31, 2009 related to these unconsolidated VIEs. In addition, as of March 31, 2010 and December 31, 2009, these unconsolidated VIEs are joint and severally liable on non-recourse mortgage debt totaling $0 and $93.3 million, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the requirements of Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We considered the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of our investment or outstanding deposits and advances. In evaluating the recovery of the TIC investment, we evaluated the likelihood that the lender would foreclose on the VIEs interest in the TIC to satisfy the obligation.
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of March 31, 2010 and December 31, 2009, we held investments in five joint ventures totaling $0.3 million and $0.4 million, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to the requirements of the Consolidation Topic, we have consolidated seven LLCs which have investments in unconsolidated entities totaling $2.1 million and $2.2 million as of March 31, 2010 and December 31, 2009, respectively. In addition, pursuant to the requirements of an amendment to the Consolidation Topic which were effective as of January 1, 2010, we have consolidated three LLCs which have investments in unconsolidated entities totaling $1.5 million and have deconsolidated a joint venture that was previously consolidated as of December 31, 2009. Accordingly, we now reflect an investment in such joint venture of ($0.1) million as of March 31, 2010. The remaining amounts within investments in unconsolidated entities of $0.7 million and $1.2 million as of March 31, 2010 and December 31, 2009, respectively, are related to various LLCs, which represent ownership interests in each property of less than 1.0%.
6. PROPERTY HELD FOR INVESTMENT
Property held for investment consisted of the following:

		March 31,	December 31,
(In thousands)	Useful Life	2010	2009
Building and capital improvements	39 years	$73,779	$73,712
Tenant improvements	1–12 years	7,330	6,955
Accumulated depreciation		(8,679)	(7,958)

Total		72,430	72,709
Land		9,480	9,480

Property held for investment, net		$81,910	$82,189

We recognized $0.7 million of depreciation expense related to the two properties held for investment for the three months ended March 31, 2010. No depreciation expense was recorded for the three months ended March 31, 2009. Both of these properties were previously held for sale and one was reclassified as held for investment as of June 30, 2009 and the other was reclassified as held for investment as of September 30, 2009. During the periods each property was held for sale, we did not record any depreciation expense related to the property. In accordance with the Property, Plant and Equipment Topic, we record catch up depreciation during the period a property is reclassified as held for investment if the carrying value of the property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment is less than the fair value of the property at the date of the subsequent decision not to sell.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. BUSINESS COMBINATIONS
In March 2010, we acquired a regional commercial real estate services company for $1.0 million.
The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair value of net assets as of the acquisition date as follows (in thousands):

Property and equipment	$59
Identified intangible assets acquired	950

Total assets	$1,009

Total purchase price	$1,009

Pro forma financial information has not been included as it is immaterial.
8. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

		March 31,	December 31,
(In thousands)	Useful Life	2010	2009
Non-amortizing intangible assets:
Trade name	Indefinite	$64,100	$64,100
Amortizing intangible assets:
Identified intangible assets
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	10,572	11,186
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,750	5,400
Customer backlog	1 year	250	—
Internally developed software	4 years	6,200	6,200
Other contract rights	5 to 7 years	1,164	1,164
Non-compete and employment agreements	3 to 4 years	447	97

		34,983	34,647
Accumulated amortization		(12,170)	(11,387)

Identified intangible assets, net		22,813	23,260

Identified intangible assets of properties held for investment
In place leases and tenant relationships	1 to 104 months	11,510	11,510
Above market leases	1 to 92 months	2,364	2,364

		13,874	13,874
Accumulated amortization		(6,800)	(6,282)

Identified intangible assets of properties held for investment, net		7,074	7,592

Total identified intangible assets, net		$93,987	$94,952

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization expense for intangible contract rights is charged as a reduction to investment management revenue in the applicable period. The amortization of the contract rights will be applied based on the net relative value of disposition fees realized when properties are sold. There was no amortization expense recorded for contract rights for the three months ended March 31, 2010 and 2009. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees was improbable. As a result, we recorded an impairment charge of approximately $0.6 million related to the impaired intangible contract rights as of March 31, 2010. There were no impairment charges recorded for the three months ended March 31, 2009. Amortization expense recorded for the remaining identified intangible assets was approximately $0.8 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the in place leases and tenant relationships was approximately $0.4 million for the three months ended March 31, 2010. There was no amortization expense recorded for the in place leases and tenant relationships for the three months ended March 31, 2009 as the properties were held for sale during that period. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the above market leases was approximately $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, Amortization expense is charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.
9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2010	2009
Accrued liabilities	$10,355	$11,744
Salaries and related costs	14,463	14,592
Accounts payable	17,165	17,864
Broker commissions	6,575	8,807
Bonuses	9,109	7,797
Property management fees and commissions due to third parties	4,201	2,063

Total	$61,868	$62,867

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
Notes payable and capital lease obligations consisted of the following:

	March 31,	December 31,
(In thousands)	2010	2009
Mortgage debt payable to a financial institution collateralized by real estate held for investment. Fixed interest rate of 6.29% per annum as of March 31, 2010. The note is non-recourse up to $60.0 million with a $10.0 million recourse guarantee and matures in February 2017. As of March 31, 2010, the note requires monthly interest-only payments	$70,000	$70,000
Mortgage debt payable to financial institution collateralized by real estate held for investment. Fixed interest rate of 6.32% per annum as of March 31, 2010. The non-recourse note matures in August 2014. As of March 31, 2010, the note requires monthly interest-only payments	37,000	37,000
Capital lease obligations	1,429	1,694

Total	108,429	108,694
Less portion classified as current	(893)	(939)

Non-current portion	$107,536	$107,755

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
11. LINE OF CREDIT
On December 7, 2007, we entered into a $75.0 million credit agreement by and among us, the guarantors named therein, and the financial institutions defined therein as lender parties, with Deutsche Bank Trust Company Americas, as lender and administrative agent (the “Credit Facility”).
We amended our Credit Facility four times: on August 5, 2008; November 4, 2008; May 20, 2009; and, September 30, 2009. In conjunction with the May 20, 2009 amendment, among other things, we issued warrants to the lenders giving them the right, commencing October 1, 2009, to purchase common stock equal to 15% of our common stock on a fully diluted basis if we did not effect the recapitalization required by the May 20th amendment. We calculated the fair value of the warrants to be $534,000 and recorded such amount in shareowners’ equity with a corresponding debt discount to the line of credit balance. Such debt discount amount was fully amortized into interest expense as of December 31, 2009 as a result of the repayment of the Credit Facility as discussed below. The September 30th amendment, among other things, extended the time to effect a recapitalization under our Credit Facility from September 30, 2009 to November 30, 2009 and also extended the date on which the warrants could first be executed from October 1, 2009 to December 1, 2009. In addition, pursuant to the September 30th amendment, we also received the right to prepay our Credit Facility in full at any time on or prior to November 30, 2009 at a discounted amount equal to 65% of the aggregate principal amount outstanding. On November 6, 2009, concurrently with the closing of the private placement of our 12% cumulative participating perpetual convertible preferred stock, we repaid our Credit Facility in full at the discounted amount equal to $43.4 million and the Credit Facility was terminated in accordance with our terms (as such, the warrants never became exercisable). As a result of the early repayment of the Credit Facility, we recorded a gain on early extinguishment of debt of $21.9 million, or $0.35 per common share, net of expenses, for the year ended December 31, 2009.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. SEGMENT DISCLOSURE
Management has determined the reportable segments identified below according to the types of services offered and the manner in which operations and decisions are made. We operate in the following reportable segments:
Management Services — Management Services provides property management and related services for owners of investment properties and facilities management services for corporate owners and occupiers.
Transaction Services — Transaction Services advises buyers, sellers, landlords and tenants on the sale, leasing and valuation of commercial property and includes our national accounts group and national affiliate program operations.
Investment Management — Investment Management includes services for acquisition, financing and disposition with respect to our investment programs, asset management services related to our programs, and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our investment programs.
We also have certain corporate level activities including interest income from notes and advances, property rental related operations, legal administration, accounting, finance and management information systems which are not considered separate operating segments.
We evaluate the performance of our segments based upon operating income (loss). Operating (loss) income is defined as operating revenue less compensation and general and administrative costs and excludes other rental related, rental expense, interest expense, depreciation and amortization and certain other operating and non-operating expenses. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (See Note 1).

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Management Services
Revenue	$72,416	$65,531
Compensation costs	9,553	9,608
Transaction commissions and related costs	6,183	2,910
Reimbursable salaries, wages and benefits	50,358	47,293
General and administrative	2,247	2,087
Provision for doubtful accounts	341	775

Segment operating income	3,734	2,858
Transaction Services
Revenue	42,233	33,533
Compensation costs	10,965	11,589
Transaction commissions and related costs	26,999	22,638
General and administrative	8,848	8,817
Provision for doubtful accounts	804	275

Segment operating loss	(5,383)	(9,786)
Investment Management
Revenue	10,102	15,657
Compensation costs	6,003	7,808
Transaction commissions and related costs	39	7
Reimbursable salaries, wages and benefits	2,325	2,171
General and administrative	3,059	4,355
Provision for doubtful accounts	459	4,338

Segment operating loss	(1,783)	(3,022)
Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating loss	(3,432)	(9,950)
Non-segment:
Rental operations, net of rental related expenses	2,173	1,497
Corporate overhead (compensation, general and administrative costs)	(10,314)	(12,513)
Stock based compensation	(3,019)	(2,964)
Severance costs	(2,730)	—
Depreciation and amortization	(3,258)	(2,441)
Interest	(2,319)	(3,636)
Real estate related impairments	(270)	(12,272)
Intangible asset impairment	(614)	—
Other expense	(123)	(1,811)

Loss from continuing operations before income tax (provision) benefit	(23,906)	(44,090)
Income tax (provision) benefit	(146)	319

Loss from continuing operations	(24,052)	(43,771)
Income from discontinued operations	—	491

Net loss	(24,052)	(43,280)

Net loss attributable to noncontrolling interests	(271)	(1,778)

Net loss attributable to Grubb & Ellis Company	$(23,781)	$(41,502)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. DISCONTINUED OPERATIONS
On June 3, 2009, we completed the sale of Danbury Corporate Center for $72.4 million. We recognized a loss on sale of $1.1 million.
On December 29, 2009, GERA Abrams Centre LLC (“Abrams”) and GERA 6400 Shafer LLC (“Shafer”) modified the terms of its $42.5 million loan initially due on July 9, 2009. The amendment to the loan provided, among other things, for an extension of the term of the loan until March 31, 2010. In addition, the principal balance of the loan was reduced from $42.5 million to $11.0 million in connection with the transfer of the Shafer property to an affiliate of the lender for nominal consideration pursuant to a special warranty deed that was recorded on December 29, 2009. On March 31, 2010, the Abrams Property was transferred from the borrower to an affiliate of the lender for nominal consideration pursuant to a special warranty deed recorded on March 31, 2010.
In connection with the completion of the deed in lieu of foreclosure on the Shafer property prior to December 31, 2009, we deconsolidated the property and related assets and liabilities. Additionally, the Abrams property and related assets and liabilities were deconsolidated pursuant to the Consolidation Topic due to the loss of control over this property, of which the fair value of the assets and liabilities totaled $6.7 million as of December 31, 2009. We recognized a gain on extinguishment of debt of $13.3 million, or $0.21 per common share, during the year ended December 31, 2009 related to the deconsolidation of the Shafer and Abrams properties. As the Shafer and Abrams properties were abandoned under the accounting standards, the results of operations were reclassified to discontinued operations.
In instances when we expect to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties held for sale continue to be fully recorded within the continuing operations of us through the date of sale.
The net results of discontinued operations and the net gain (loss) on dispositions of properties sold during the year ended December 31, 2009, in which we have no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. We will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.
The following table summarizes the income (loss) and expense components — net of taxes that comprised discontinued operations for the three months ended March 31, 2009 (there were no discontinued operations for the three months ended March 31, 2010):

Three Months Ended
(In thousands)	March 31, 2009
Rental income	$4,932
Rental expense	(3,334)
Interest expense (including amortization of deferred financing costs)	(1,038)
Real estate related impairments	250
Tax provision	(319)

Income from discontinued operations — net of taxes	$491

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. COMMITMENTS AND CONTINGENCIES
Operating Leases — We have non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which we act as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.
Rent expense under these operating leases was approximately $6.6 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.
Operating Leases — Other — We are a master lessee of seven multifamily properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly payments averaging $795,000 over the 10-year period. Rent expense under these operating leases was approximately $2.4 million and $2.3 million for three months ended March 31, 2010 and 2009, respectively.
We sublease these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $3.9 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively.
We are also a 50% joint venture partner of four multifamily residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from November 2014 through January 2015, require minimum monthly payments averaging $372,000 over the 10-year period. Rent expense under these operating leases was approximately $1.1 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.
We sublease these multifamily spaces to third parties. Rental income from these subleases was approximately $2.2 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, we had recorded liabilities totaling $8.3 million related to such master lease arrangements, consisting of $4.6 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $3.7 million of additional loss reserves which were recorded through March 31, 2010.
TIC Program Exchange Provision — Prior to the Merger, NNN Realty Advisors, Inc. (“NNN”) entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In July 2009, we received notice from an investor of their intent to exercise such rights of exchange and repurchase with respect to an initial investment totaling $4.5 million. We are currently evaluating such notice to determine the nature and extent of the right of such exchange and repurchase, if any.
We deferred revenues relating to these agreements of $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. Additional losses of $0.2 million and $2.9 million related to these agreements were recorded for the three months ended March 31, 2010 and 2009, respectively, to reflect the decline in value of properties underlying the agreements with investors. As of March 31, 2010, we recorded liabilities totaling $22.9 million related to such agreements, which is included in other current liabilities, consisting of $3.8 million of cumulative deferred revenues and $19.1 million of additional losses related to these agreements. In addition, we are joint and severally liable on the non-recourse mortgage debt related to these TIC Programs totaling $276.7 million and $277.0 million as of March 31, 2010 and December 31, 2009, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third-party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recoverability of our investment in the TIC Program.
Capital Lease Obligations — We lease computers, copiers and postage equipment that are accounted for as capital leases (see Note 10 of the Notes to Consolidated Financial Statements for additional information).

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
General — We are involved in various claims and lawsuits arising out of the ordinary conduct of our business, as well as in connection with our participation in various joint ventures and partnerships, many of which may not be covered by our insurance policies. In the opinion of management, the eventual outcome of such claims and lawsuits is not expected to have a material adverse effect on our financial position or results of operations.
Guarantees — We previously provided guarantees from time to time of loans for properties under management (including properties we own). As of March 31, 2010 there were 144 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.7 billion. As of December 31, 2009, there were 146 properties under management with loan guarantees of approximately $3.6 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments as further described in Note 4.
Our guarantees consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(In thousands)	2010	2009
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,303,759	$3,416,849
Non-recourse/carve-out guarantees of our debt(1)	$97,000	$97,000
Recourse guarantees of debt of properties under management	$33,898	$33,898
Recourse guarantees of our debt(2)	$10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property.

(2)	In addition to the $10.0 million principal guarantee, we have guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.
We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of the Guarantees Topic. Any such liabilities were insignificant as of March 31, 2010 and December 31, 2009. In addition, on an ongoing basis, we evaluate the need to record additional liability in accordance with the requirements of the Contingencies Topic. As of March 31, 2010 and December 31, 2009, we had recourse guarantees of $33.9 million relating to debt of properties under management. As of March 31, 2010 and December 31, 2009, approximately $5.2 million and $9.8 million, respectively, of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In addition, we had a recourse guarantee related to a property that was previously under management, but was sold during the year ended December 31, 2009. In connection with the sale of the property, we entered into a promissory note with the lender to repay the outstanding principal balance on the mortgage loan of $4.2 million. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of March 31, 2010 and December 31, 2009, we recorded a liability of $3.2 million and $3.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
Investment Program Commitments — In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of March 31, 2010 and December 31, 2009, the future funding commitments totaled approximately $1.2 million and $1.3 million, respectively.
Environmental Obligations — In our role as property manager, we could incur liabilities for the investigation or remediation of hazardous or toxic substances or wastes at properties we currently or formerly managed or at off-site locations where wastes were disposed of. Similarly, under debt financing arrangements on properties owned by sponsored programs, we have agreed to indemnify the lenders for environmental liabilities and to remediate any environmental problems that may arise. We are not aware of any environmental liability or unasserted claim or assessment relating to an environmental liability that we believe would require disclosure or the recording of a loss contingency.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Alesco Seed Capital — On November 16, 2007, we completed the acquisition of a 51% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between us and Alesco, dated as of November 16, 2007, we committed to invest $20.0 million in seed capital into certain real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, we are required to purchase up to an additional 27% interest in Alesco for $15.0 million. We are allowed to use $15.0 million of seed capital to fund the earn-out payments. As of March 31, 2010, we have invested $1.5 million into the Alesco funds.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of March 31, 2010 and December 31, 2009, $3.2 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of March 31, 2010 and December 31, 2009 have recorded the cash surrender value of the policies of $1.0 million and $1.0 million, respectively, in Prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. As of March 31, 2010 and December 31, 2009, we awarded an aggregate of approximately 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of March 31, 2010 and December 31, 2009, an aggregate of 5.3 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
15. PREFERRED STOCK
On October 2, 2009, we issued a $5.0 million senior subordinated convertible note (the “Note”) to Kojaian Management Corporation, which is an affiliate of one of our directors. The Note (i) bore interest at twelve percent (12%) per annum, (ii) was co-terminus with the term of the Credit Facility, (iii) was unsecured and fully subordinate to the Credit Facility, and (iv) in the event we issued or sold equity securities in connection with or pursuant to a transaction with a non-affiliate while the Note was outstanding, at the option of the holder of the Note, the principal amount of the Note then outstanding was convertible into those equity securities issued or sold in such non-affiliate transaction. In connection with the issuance of the Note, we entered into a subordination agreement with Kojaian Management Corporation and the lenders to the Credit Facility.
During the fourth quarter of 2009, we completed a private placement of 965,700 shares of 12% cumulative participating perpetual convertible preferred stock, par value $0.01 per share (“Preferred Stock”), to qualified institutional buyers and other accredited investors, including our directors and management. In conjunction with the offering, the entire $5.0 million principal balance of the Note was converted into Preferred Stock at the offering price and the holder of the Note received accrued interest of approximately $57,000. In addition, the holder of the Note also purchased an additional $5.0 million of Preferred Stock at the offering price.
Each share of Preferred Stock is convertible, at the holder’s option, into our common stock, par value $.01 per share at a conversion rate of 60.606 shares of common stock for each share of Preferred Stock, which represents a conversion price of approximately $1.65 per share of common stock, a 10.0% premium to the closing price of the common stock on October 22, 2009.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Upon the closing of the sale of the Preferred Stock, we received net cash proceeds of approximately $90.1 million after deducting the initial purchaser’s discounts and certain offering expenses and after giving effect to the conversion of the $5.0 million subordinated note. A portion of proceeds were used to pay in full borrowings under the Credit Facility then outstanding of $66.8 million for a reduced amount equal to $43.4 million, with the balance of the proceeds to be used for general corporate purposes.
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
If we fail to pay the quarterly Preferred Stock dividend in full for two consecutive quarters, the dividend rate will automatically be increased by .50% of the initial liquidation preference per share per quarter (up to a maximum amount of increase of 2% of the initial liquidation preference per share) until cumulative dividends have been paid in full. In addition, subject to certain limitations, in the event the dividends on the Preferred Stock are in arrears for six or more quarters, whether or not consecutive, holders representing a majority of the shares of Preferred Stock voting together as a class with holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable will be entitled to nominate and vote for the election of two additional directors to serve on the board of directors until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred or are exercisable have been paid or declared and a sum sufficient for payment has been set aside therefore.
Holders of Preferred Stock may require us to repurchase all, or a specified whole number, of their Preferred Stock upon the occurrence of a “Fundamental Change” as defined in the certificate of powers, designations and rights of the Preferred Stock (the “Certificate of Designations”) with respect to any Fundamental Change that occurs (i) prior to November 15, 2014, at a repurchase price equal to 110% of the sum of the initial liquidation preference plus accumulated but unpaid dividends, and (ii) from November 15, 2014 until prior to November 15, 2019, at a repurchase price equal to 100% of the sum of the initial liquidation preference plus accumulated but unpaid dividends. On or after November 15, 2014, we may, at our option, redeem the Preferred Stock, in whole or in part, by paying an amount equal to 110% of the sum of the initial liquidation preference per share plus any accrued and unpaid dividends to and including the date of redemption.
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
We entered into a registration rights agreement with one of the lead investors (and its affiliates) with respect to 125,000 of such shares of Preferred Stock, and the Common Stock issuable upon the conversion of such Preferred Stock, that was acquired by such lead investor (and affiliates) in the Offering. The registration of the shares became effective on December 29, 2009. No other purchasers of the Preferred Stock in the Offering have the right to have their shares of Preferred Stock, or shares of Common Stock issuable upon conversion of such Preferred Stock, registered. In addition, subject to certain limitations, the lead investor who acquired the registration rights also has certain preemptive rights in the event we issue for cash consideration any Common Stock or any securities convertible into or exchangeable for Common Stock (or any rights, warrants or options to purchase any such Common Stock) during the six-month period subsequent to the closing of the Offering. Such preemptive right is intended to permit such lead investor to maintain its pro rata ownership of the Preferred Stock acquired in the Offering.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On March 4, 2010, the Board of Directors declared a dividend of $3.00 per share on our Preferred Stock to shareowners of record as of March 19, 2010, that was paid on March 31, 2010.
We accounted for the Preferred Stock transaction in accordance with the requirements of the Derivatives and Hedging Topic and Distinguishing Liabilities and Equity Topic. Pursuant to those topics, we determined that the Preferred Stock should be accounted for as a single instrument as the terms of the Preferred Stock do not include any embedded derivatives that would require bifurcation from the host instrument. Pursuant to the Distinguishing Liabilities and Equity Topic, we determined that the Preferred Stock should not be classified as a liability as the characteristics of the Preferred Stock are more closely related to equity as there is no mandatory redemption date. According to the terms of the Preferred Stock, the Preferred Stock will only become redeemable at the option of the holder upon a Fundamental Change. In addition, we determined that there are various events and circumstances that would allow for redemption of the Preferred Stock at the option of the holders, however, several of these redemption events are not within our control and, therefore, the Preferred Stock should be classified outside of permanent equity in accordance with the Distinguishing Liabilities and Equity Topic as these events were assessed as not probable of becoming redeemable.
16. EARNINGS (LOSS) PER SHARE
We compute earnings (loss) per share in accordance with the requirements of the Earnings Per Share Topic. Under the Topic, basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.
The following is a reconciliation between weighted-average shares used in the basic and diluted earnings (loss) per share calculations:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009
Numerator for (loss) earnings per share — basic:
Loss from continuing operations	$(24,052)	$(43,771)
Less: Net loss attributable to noncontrolling interests	271	1,778
Less: Preferred dividends	(2,897)	—

Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(26,678)	$(41,993)

Income from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	491

Net loss attributable to Grubb & Ellis Company	(23,781)	(41,502)
Less: Preferred dividends	(2,897)	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(26,678)	$(41,502)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009
Denominator for (loss) earnings per share — basic:
Weighted-average number of common shares outstanding	64,350	63,525
(Loss) earnings per share — basic:
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.41)	$(0.66)

Income from discontinued operations attributable to Grubb & Ellis Company common shareowners	$—	$0.01

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.41)	$(0.65)

(Loss) earnings per share — diluted(1):
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.41)	$(0.66)

Income from discontinued operations attributable to Grubb & Ellis Company common shareowners	$—	$0.01

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.41)	$(0.65)

Total participating shareowners:
(as of the end of the period used to allocate earnings)
Preferred shares (as if converted to common shares)	58,527	—
Unvested restricted stock	5,222	1,707
Unvested phantom stock	4,905	5,627

Total participating shares	68,654	7,334

Total common shares outstanding	64,600	63,579

(1)	Outstanding unvested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 5.7 million and 2.7 million shares as of March 31, 2010 and 2009, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods. In addition, excluded from the calculation of diluted weighted-average common shares as of March 31, 2010 and 2009 were approximately 4.9 million and 5.6 million unvested shares of phantom stock, respectively, that may be awarded to employees related to the deferred compensation plan.
17. COMPREHENSIVE LOSS
The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Net loss	$(24,052)	$(43,280)
Other comprehensive income:

Net unrealized gain on investments	126	—

Total comprehensive loss	(23,926)	(43,280)

Comprehensive loss attributable to noncontrolling interests	(271)	(1,778)

Comprehensive loss attributable to Grubb & Ellis Company	$(23,655)	$(41,502)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. CHANGES IN EQUITY
The following is a reconciliation of total equity, equity attributable to Grubb & Ellis Company and equity attributable to noncontrolling interests from December 31, 2009 to March 31, 2010:

						Total
				Accumulated	(Accumulated	Grubb & Ellis
			Additional	Other	Deficit)	Company
	Common Stock		Paid-In	Comprehensive	Retained	Shareowners’	Noncontrolling	Total
	Shares	Amount	Capital	Loss	Earnings	Equity	Interests	Equity
Balance as of December 31, 2009	67,352	$674	$412,754	$—	$(412,101)	$1,327	$(151)	$1,176

Vesting of share-based compensation	—	—	3,019	—	—	3,019	—	3,019
Preferred dividend declared	—	—	(2,897)	—	—	(2,897)	—	(2,897)
Issuance of restricted shares to directors, officers and employees	2,125	20	(20)	—	—	—	—	—
Forfeiture of non-vested restricted shares	(40)	—	(89)	—	—	(89)	—	(89)
Consolidation of VIEs	—	—	—	—	—	—	14,792	14,792
Deconsolidation of VIEs	—	—	—	—	—	—	73	73
Consolidation of sponsored mutual fund	—	—	—	—	—	—	823	823
Contributions from noncontrolling interests	—	—	—	—	—	—	261	261
Distributions to noncontrolling interests	—	—	—	—	—	—	(930)	(930)
Compensation expense on profit sharing arrangements	—	—	—	—	—	—	194	194
Change in unrealized gain on marketable securities	—	—	—	126	—	126	—	126
Net loss	—	—	—	—	(23,781)	(23,781)	(271)	(24,052)

Comprehensive loss	—	—	—	—	—	(23,655)	(271)	(23,926)

Balance as of March 31, 2010	69,437	$694	$412,767	$126	$(435,882)	$(22,295)	$14,791	$(7,504)

During the three months ended March 31, 2010 and 2009, we granted 2,125,000 and 261,000 restricted shares of common stock.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. OTHER RELATED PARTY TRANSACTIONS
Offering Costs and Other Expenses Related to Public Non-Traded REITs — We, through our consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Healthcare REIT Advisor, LLC, and Grubb & Ellis Healthcare REIT II Advisor, LLC, bear certain general and administrative expenses in our capacity as advisor of Apartment REIT, Grubb & Ellis Healthcare REIT, Inc. (“Healthcare REIT”) (now known as Healthcare Trust of America, Inc.) (through September 20, 2009 when its advisory agreement terminated) and Grubb & Ellis Healthcare REIT II, Inc. (“Healthcare REIT II”), respectively, and are reimbursed for these expenses. However, Apartment REIT, Healthcare REIT and Healthcare REIT II will not reimburse us for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts are expensed by us.
We also paid for the organizational, offering and related expenses on behalf of Apartment REIT for its initial offering that ended July 17, 2009 and Healthcare REIT for its initial offering (through August 28, 2009 when its dealer manager agreement terminated). These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represent 7.0% and 2.5% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT in connection with their initial offerings. These expenses only become the liability of Apartment REIT and Healthcare REIT to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of the initial offerings. As of December 31, 2009, we incurred expenses of $4.3 million in excess of 1.5% of the gross proceeds of the Apartment REIT offering. We wrote off the total expenses of $4.3 million incurred during the year ended December 31, 2009. We will not incur any additional expenses related to the Apartment REIT initial offering as the offering ended July 17, 2009. As of December 31, 2009, we did not incur expenses in excess of 1.5% of the gross proceeds of the Healthcare REIT offering. We will not incur any additional expenses related to the Healthcare REIT initial offering as the dealer manager agreement terminated on August 28, 2009.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We also pay for the organizational, offering and related expenses on behalf of Apartment REIT’s follow-on offering and Healthcare REIT II’s initial offering. These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT II in connection with these offerings. These expenses only become a liability of Apartment REIT and Healthcare REIT II to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the offerings. As of March 31, 2010 and December 31, 2009, we have incurred expenses of $1.7 million and $1.6 million, respectively, in excess of 1.0% of the gross proceeds of the Apartment REIT follow-on offering. As of March 31, 2010 and December 31, 2009, we have incurred expenses of $1.9 million and $2.0 million, respectively, in excess of 1.0% of the gross proceeds of the Healthcare REIT II initial offering. We anticipate that such amount will be reimbursed in the future from the offering proceeds of Apartment REIT and Healthcare REIT II.
Management Fees — We provide both transaction and management services to parties, which are related to one of our principal shareowners and directors (collectively, “Kojaian Companies”). In addition, we also pay asset management fees to Kojaian Companies related to properties we manage on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by us for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, was $1.2 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.
Other Related Party — Grubb & Ellis Realty Investors, LLC (“GERI”), which is wholly owned by us, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of March 31, 2010 and December 31, 2009, Andrea R. Biller, our General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC and GERI owned an 82.0% interest. As of March 31, 2010 and December 31, 2009, Stanley J. Olander, our Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.
GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of March 31, 2010 and December 31, 2009, each of Ms. Biller and Mr. Hanson, our Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC and GERI owned a 64.0% interest.
The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by us as a profit sharing arrangement. We record compensation expense when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC, includes distributions earned of $18,000 and $0 for the three months ended March 31, 2010 and 2009. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions earned of $88,000 and $31,000, respectively, to Ms. Biller, and $88,000 and $31,000, respectively, to Mr. Hanson, and $0 and $44,000, respectively, to Mr. Thompson, for the three months ended March 31, 2010 and 2009, respectively. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis.
Our directors and officers, as well as officers, managers and employees have purchased, and may continue to purchase, interests in offerings made by our programs at a discount. The purchase price for these interests reflects the fact that selling commissions and marketing allowances will not be paid in connection with these sales. Our net proceeds from these sales made, net of commissions, will be substantially the same as the net proceeds received from other sales.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the fourth quarter of 2009, we effected the private placement of an aggregate of 965,700 shares of our Preferred Stock, to qualified institutional buyers and other accredited investors. In conjunction with the offering, the entire $5.0 million principal balance of the Note was converted into the 12% Preferred Stock at the offering price and the holder of the Note received accrued interest of approximately $57,000 and the holder of the Note also purchased an additional $5.0 million of Preferred Stock at the offering price. In addition, certain of our directors and management also purchased an aggregate of an additional $1,985,000 of Preferred Stock in the private placement at the offering price.
20. INCOME TAXES
The components of income tax (provision) benefit from continuing operations for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Current:
Federal	$—	$—
State	(69)	1
Foreign	(77)	—

	(146)	1

Deferred:
Federal	—	862
State	—	(544)

	—	318

	$(146)	$319

We recorded net prepaid taxes totaling approximately $1.1 million as of March 31, 2010, comprised primarily of state tax refunds receivable and state prepaid taxes.
Based on our 2009 federal income tax return filed April 22, 2010, as of December 31, 2009, federal net operating loss carryforwards in the amount of approximately $75.5 million were available to us, translating to a deferred tax asset before valuation allowance of $26.5 million. Subsequent to March 31, 2010, we also filed Form 1139 to carry back approximately $14.5 million of this loss to 2006 and 2007 to claim a refund of taxes paid of $5.0 million. These NOLs will expire between 2027 and 2030. The increase in deferred tax assets in 2009 related to the federal net operating loss has been offset by an increase in the valuation allowance of $25.3 million as the future utilization of the NOL is uncertain.
We also have state net operating loss carryforwards from December 31, 2009 and previous periods totaling $185.2 million, translating to a deferred tax asset of $13.1 million before valuation allowances. These state NOLs will begin to expire in 2017. The increase in deferred tax assets in 2009 related to state net operating losses has been offset by an increase in the valuation allowances of $5.2 million as the future utilization of these state NOLs is uncertain.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to the cumulative pre-tax book loss in the past three years and the inherent volatility of our business in recent years, we believe that this negative evidence supports the position that a valuation allowance is required pursuant to the Income Taxes Topic. As of March 31, 2010, $94.4 million of deferred tax assets do not satisfy the recognition criteria set forth in the Income Taxes Topic. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the three months ended March 31, 2010, our valuation allowances increased by approximately $8.8 million.
The differences between the total income tax (provision) benefit from continuing operations for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35% for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Federal income taxes at the statutory rate	$8,272	$14,809
State income taxes net of federal benefit	749	1,697
Non-deductible expenses	(314)	(984)
Change in valuation allowance	(8,776)	(15,205)
Other	(77)	2

(Provision) benefit for income taxes	$(146)	$319

21. SUBSEQUENT EVENTS
Unregistered Sales of Equity Securities
On May 7, 2010, we completed our offering (“Offering”) of $30.0 million of unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the Securities Act of 1933, as amended. The Convertible Notes shall pay interest at a rate of 7.95% per year semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. The Convertible Notes are convertible into common stock at an initial conversion price of approximately $2.24 per share, or a 17.5% premium above the closing price of our common stock on May 3, 2010. The conversion rate is subject to adjustment in certain circumstances.
We received net proceeds from the Offering of approximately $28.0 million after deducting all estimated offering expenses. We intend to use the net proceeds from the Offering to fund growth initiatives, short-term working capital and for general corporate purposes.
Holders of the Notes may convert notes into shares of our common stock at the initial conversion rate of 445.583 share per $1,000 principal amount of the Notes (equal to a conversion price of approximately $2.24 per share of our common stock), subject to adjustment in certain events, at any time prior to the close of business on the scheduled trading day before the stated maturity date, but will not be adjusted for accrued interest. In addition, following certain corporate transactions, we will increase the conversion rate for a holder who elects to convert in connection with such corporate transaction by a number of additional shares of our common stock as set forth in the Indenture.
No holder of the Notes will be entitled to acquire shares of common stock delivered upon conversion to the extent (but only to the extent) such receipt would cause such converting holder to become, directly or indirectly, a “beneficial owner” (within the meaning of Section 13(d) of the Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) of more than 14.99% of the shares of our common stock outstanding at such time.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We may not redeem the Convertible Notes prior to May 6, 2013. On or after May 6, 2013 and prior to the maturity date, we may redeem for cash all or part of the Convertible Notes at 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, to but excluding the redemption date.
Under certain circumstances following a fundamental change, which is substantially similar to a Fundamental Change with respect to the Preferred Stock, we will be required to make an offer to purchase all of the Convertible Notes at a purchase price of 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.
The Convertible Notes will be our unsecured senior obligations that:
•	rank equally with all of our other unsecured senior indebtedness;

•	effectively rank junior to any of our existing and future secured indebtedness to the extent of the assets securing such indebtedness; and

•	will be structurally subordinated to any indebtedness and other liabilities of our subsidiaries.
The Indenture provides for customary events of default, including our failure to pay any indebtedness for borrowed money, other than non-recourse mortgage debt, when due in excess of $1.0 million.
Registration Rights Agreement
In connection with the Offering, we have entered into a registration rights agreement pursuant to which we have agreed to file with the SEC a shelf registration statement registering the resale of the notes and the shares of common stock issuable upon conversion of the Convertible Notes no later than June 30, 2010, and to use commercially reasonable efforts to cause the shelf registration statement to become effective within 85 days of May 7, 2010, or within 115 days of the closing date of the Offering if the registration statement is reviewed by the SEC.
In the event the shelf registration statement is not filed or does not become effective on a timely basis, we must pay additional interest on any interest payment due to holders of the Convertible Notes in an amount equal to 0.25% of the principal amount of the outstanding Convertible Notes to and including the 90th day following any such registration default and 0.50% of the principal amount of the outstanding Convertible Notes from and after the 91st day following any such registration default. Such additional interest will accrue until the date prior to the day the default is cured, but no longer than one year from the last date of original issuance of the Convertible Notes offered. In addition, once declared effective, we will have an obligation to continue to keep the registration statement effective for a certain period of time, subject to certain suspension periods under certain circumstances. In the event that we fail to keep the registration statement effective in excess of such permissible suspension periods, we will also be obligated to pay additional interest to holders of the Convertible Notes.
Executive Compensation
On March 14, 2010, we paid Matthew A. Engel, our Interim Chief Financial Officer, Senior Vice President and Chief Accounting Officer a one-time special bonus of $25,000 in recognition of his efforts in connection with the Convertible Note offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Interim Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (as defined below) in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the slowdown in the volume and the decline in the transaction values of sales and leasing transactions, (ii) the general economic downturn and recessionary pressures on business in general, (iii) a prolonged and pronounced recession in real estate markets and values, (iv) the unavailability of credit to finance real estate transactions in general, and the Company’s tenant-in-common programs in particular, (v) the reduction in borrowing capacity under the Company’s current credit facility, and the additional limitations with respect thereto, (vi) the continuing ability to make interest and principal payments with respect to the Company’s credit facility, (vii) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (viii) the success of current and new investment programs, (ix) the success of new initiatives and investments, (x) the inability to attain expected levels of revenue, performance, brand equity and expense synergies resulting from the merger of Grubb & Ellis Company and NNN Realty Advisors in general, and in the current macroeconomic and credit environment in particular, and (xi) other factors described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, filed on March 16, 2010.
Overview and Background
We report our revenue by three operating business segments in accordance with the provisions of the Segment Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs we sponsors; Transaction Services, which comprises our real estate brokerage operations; and Investment Management, which includes providing acquisition, financing, disposition and asset management services with respect to our investment programs and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our REIT, TIC and other investment programs. Additional information on these business segments can be found in Note 12 of Notes to Consolidated Financial Statements in Item 1 of this Report.
Critical Accounting Policies
A discussion of our critical accounting policies, which include principles of consolidation, revenue recognition, impairment of long-lived assets, deferred taxes, and insurance and claims reserves, can be found in our Annual Report on Form 10-K/A for the year ended December 31, 2009. There have been no material changes to these policies in 2010, except for those disclosed below.
Pursuant to the requirements of the Consolidation Topic that existed prior to January 1, 2010, we consolidated VIEs if we determined if we were the primary beneficiary of the VIE. We were deemed to be the primary beneficiary of the VIE if we were to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. However, under the requirements that exist subsequent to January 1, 2010, we are deemed to be the primary beneficiary of the VIE if we have a variable interest in the VIE that provides us with a controlling financial interest. Our variable interest provides us with a controlling financial interest if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIEs primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of our VIEs.

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 1, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Overview
We reported revenue of approximately $132.5 million for the three months ended March 31, 2010, compared with revenue of $122.2 million for the same period in 2009. The increase in revenue as compared to the prior year period can be attributed to more sales and leasing transactions from Transaction Services and increased property management fees from Management Services. The decrease in net acquisitions from the Investment Management business resulted in a reduction of our assets under management by approximately 3.4% from $5.8 billion as of December 31, 2009 to $5.6 billion as of March 31, 2010.
The net loss attributable to Grubb & Ellis Company common shareowners for the first quarter of 2010 was $26.7 million, or $0.41 per diluted share, and included a non-cash charge of $0.3 million for real estate related impairments and a $1.7 million charge, which includes an allowance for bad debt primarily on related party receivables and advances. In addition, the three month results included approximately $3.0 million of share-based compensation and $0.8 million for amortization of identified intangible assets.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	March 31,		Change
(In thousands)	2010	2009	$	%
Revenue
Management services	$72,416	$65,531	$6,885	10.5%
Transaction services	42,233	33,533	8,700	25.9
Investment management	10,102	15,657	(5,555)	(35.5)
Rental related	7,714	7,432	282	3.8

Total revenue	132,465	122,153	10,312	8.4

Operating Expense
Compensation costs	124,314	113,271	11,043	9.7
General and administrative	18,439	21,778	(3,339)	(15.3)
Provision for doubtful accounts	1,667	5,418	(3,751)	(69.2)
Depreciation and amortization	3,258	2,441	817	33.5
Rental related	5,367	5,616	(249)	(4.4)
Interest	2,319	3,636	(1,317)	(36.2)
Real estate related impairments	270	12,272	(12,002)	(97.8)
Intangible asset impairment	614	—	614	—

Total operating expense	156,248	164,432	(8,184)	(5.0)

Operating Loss	(23,783)	(42,279)	18,496	43.7

Other (Expense) Income
Equity in losses of unconsolidated entities	(214)	(1,231)	1,017	82.6
Interest income	46	145	(99)	(68.3)
Other income (expense)	45	(725)	770	106.2

Total other expense	(123)	(1,811)	1,688	93.2

Loss from continuing operations before income tax (provision) benefit	(23,906)	(44,090)	20,184	45.8
Income tax (provision) benefit	(146)	319	(465)	(145.8)

Loss from continuing operations	(24,052)	(43,771)	19,719	45.1

Income from discontinued operations — net of taxes	—	491	(491)	(100.0)

Net loss	(24,052)	(43,280)	19,228	44.4
Net loss attributable to noncontrolling interests	(271)	(1,778)	1,507	84.8

Net loss attributable to Grubb & Ellis Company	(23,781)	(41,502)	17,721	42.7
Preferred stock dividends	(2,897)	—	2,897	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(26,678)	$(41,502)	$14,824	35.7%

Revenue
Management Services Revenue
Management Services revenue increased $6.9 million, or 10.5%, to $72.4 million for the three months ended March 31, 2010, compared to approximately $65.5 million for the same period in 2009 due to an increase in the square feet under management. As of March 31, 2010, we managed approximately 243.0 million square feet of commercial real estate and multifamily property, including 23.5 million square feet of our Investment Management portfolio compared to 241.0 million square feet of property as of March 31, 2009.
Transaction Services Revenue
Transaction Services revenue increased $8.7 million, or 25.9%, to $42.2 million for the three months ended March 31, 2010, compared to approximately $33.5 million for the same period in 2009 due to increased sales and leasing transaction volume and values. Leasing activity represented approximately 75% of the total sales and leasing transaction revenue in 2010, while sales accounted for 25% of sales and leasing transaction revenue. In 2009, the revenue breakdown was 78% leasing and 22% sales. As of March 31, 2010, we had 843 brokers, up from 824 as of December 31, 2009.
Investment Management Revenue
Investment Management revenue decreased $5.6 million, or 35.5%, to $10.1 million for the three months ended March 31, 2010, compared to approximately $15.7 million for the same period in 2009. Investment Management revenue reflects revenue generated through the fee structure of the various investment products which includes acquisition and loan fees of approximately $3.9 million and management fees from sponsored programs of $4.7 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
In total, $30.8 million in equity was raised for our investment programs for the three months ended March 31, 2010, compared with $210.1 million in the same period in 2009. The decrease was driven by a decrease in TIC equity raised and by a decrease in equity raised by our public non-traded REITs. During the three months ended March 31, 2010, our public non-traded REIT programs raised $29.9 million, a decrease of 84.9% from the $197.8 million equity raised in the same period in 2009. Our TIC programs raised $0.9 million in equity during the quarter, compared with $10.3 million in the same period in 2009. The decrease in TIC equity raised for the three months ended March 31, 2010 reflects the continued decline in current market conditions. The decrease in equity raised by our public non-traded REITs is a result of the termination of the dealer-manager agreement of our first sponsored healthcare REIT in August 2009 and the start-up of our new Healthcare REIT II program which commenced sales on September 21, 2009.

Acquisition and loan fees increased approximately $1.7 million, or 77.3%, to approximately $3.9 million for the three months ended March 31, 2010, compared to approximately $2.2 million for the same period in 2009. The quarter-over-quarter increase in acquisition and loan fees was primarily attributed an increase of $2.6 million in fees earned from our REIT programs partially offset by a decrease in fees earned from our TIC programs of $0.9 million.
Management fees from sponsored programs decreased approximately $3.8 million, or 45.0%, to $4.7 million for the three months ended March 31, 2010, compared to approximately $8.5 million for the same period in 2009, which primarily reflects lower average fees on TIC programs and the termination of management services for our first sponsored healthcare REIT in September 2009.
Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to our TIC programs. Rental revenue also includes revenue from two properties held for investment.
Operating Expense Overview
Operating expenses decreased approximately $8.2 million, or 5.0%, to $156.2 million for the three months ended March 31, 2010, compared to approximately $164.4 million for the same period in 2009. This decrease reflects a decrease in general and administrative expense of $3.3 million, a decrease in provision for doubtful accounts of $3.8 million, a decrease in real estate related impairments of $12.0 million and a decrease in interest expense of $1.3 million offset by an increase in compensation costs of $11.0 million.
Compensation Costs
Compensation costs increased approximately $11.0 million, or 9.7%, to $124.3 million for the three months ended March 31, 2010, compared to approximately $113.3 million for the same period in 2009 due to increases in transaction commissions and related costs of $7.6 million as a result of increased sales and leasing activity and increases in reimbursable salaries, wages and benefits of $3.2 million as a result of the growth in square feet under management. Decreases in other compensation costs of $2.5 million related to a reduction in headcount and decreases in salaries offset by costs incurred of $2.7 million for severance costs for a net increase of $0.2 million. The following table summarizes compensation costs by segment for the periods indicated.

	Three Months Ended
	March 31,		Change
	2010	2009	$

MANAGEMENT SERVICES
Compensation costs	$9,553	$9,608	$(55)
Transaction commissions and related costs	6,183	2,910	3,273
Reimbursable salaries, wages and benefits	50,358	47,293	3,065

Total	66,094	59,811	6,283
TRANSACTION SERVICES
Compensation costs	10,965	11,589	(624)
Transaction commissions and related costs	26,999	22,638	4,361

Total	37,964	34,227	3,737
INVESTMENT MANAGEMENT
Compensation costs	6,003	7,808	(1,805)
Transaction commissions and related costs	39	7	32
Reimbursable salaries, wages and benefits	2,325	2,171	154

Total	8,367	9,986	(1,619)
Compensation costs related to corporate overhead	6,140	6,283	(143)
Severance costs	2,730	—	2,730
Stock based compensation	3,019	2,964	55

Total compensation costs	$124,314	$113,271	$11,043

General and Administrative
General and administrative expense decreased approximately $3.3 million, or 15.3%, to $18.4 million for the three months ended March 31, 2010, compared to approximately $21.8 million for the same period in 2009 and includes decreases in audit fees as the prior year included fees due to the restatement of prior year financials, decreases related to management’s cost saving efforts and decreases in wholesaler overrides related to the decrease in equity raised in the current year.
General and administrative expense was 13.9% of total revenue for the three months ended March 31, 2010, compared with 17.8% for the same period in 2009.
Provision for Doubtful Accounts
Provision for doubtful accounts decreased approximately $3.8 million, or 69.2%, to $1.7 million for the three months ended March 31, 2010, compared to $5.4 million for the same period in 2009 primarily due to a decrease in the provision for reserves on related party receivables and advances to sponsored investment programs. The decrease primarily corresponds to the lower revenues earned from sponsored investment programs during the three months ended March 31, 2010 as compared to the prior year period.
Depreciation and Amortization
Depreciation and amortization expense increased approximately $0.8 million, or 33.5%, to $3.3 million for the three months ended March 31, 2010, compared to approximately $2.4 million for the same period in 2009 due to increases in depreciation and amortization of approximately $1.2 million related to two properties held for investment as of March 31, 2010 which were previously held for sale as of March 31, 2009. There was no depreciation and amortization recorded for these two properties when they were held for sale in 2009. Partially offsetting the increase in depreciation and amortization was a decrease of $0.4 million related to fixed assets that had been fully depreciated in the prior year. Included in depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $0.8 million and $0.8 million, respectively, for amortization of identified intangible assets.
Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to our TIC programs. Rental expense also includes expense from two properties held for investment.
Interest Expense
Interest expense decreased approximately $1.3 million, or 36.2%, to $2.3 million for the three months ended March 31, 2010, compared to $3.6 million for the same period in 2009. The decrease in interest expense is primarily due to the repayment in full of our line of credit in November 2009.
Real Estate Related Impairments
We recognized impairment charges of approximately $0.3 million during the three months ended March 31, 2010 related to certain unconsolidated real estate investments. The impairment charges were recognized against the carrying value of the investments as of March 31, 2010. During the three months ended March 31, 2009, we recognized an impairment charge of approximately $12.3 million which includes $5.3 related to certain unconsolidated real estate investments and $7.0 million related to two properties held for investment. In addition, we recognized ($0.2) million related to certain properties classified as discontinued operations for the period ended March 31, 2009. See Discontinued Operations below.
Intangible Asset Impairment
We recognized intangible asset impairment charges related to the impairment of intangible contract rights of approximately $0.6 million during the three months ended March 31, 2010. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees are improbable. As a result, we recorded an impairment charge of approximately $0.6 million related to the impaired intangible contract rights during the three months ended March 31, 2010. There were no charges to impairments during the three months ended March 31, 2009 related to intangible contract rights.

Equity in Losses of Unconsolidated Entities
Equity in losses includes $0.2 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively, related to our investment in five joint ventures and certain LLCs and other LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated properties.
Discontinued Operations
In accordance with the requirements of the Property, Plant, and Equipment Topic, for the three months ended March 31, 2009, discontinued operations primarily includes the net income (loss) of two properties that were sold and two properties that were abandoned under the accounting standards during the year ended December 31, 2009. There was no income (loss) from discontinued operations for the three months ended March 31, 2010.
Income Tax
The Company recognized a tax expense from continuing operations of approximately ($0.1) million for the three months ended March 31, 2010, compared to a tax benefit of $0.3 million for the same period in 2009. In 2010 and 2009, the reported effective income tax rates were (0.6%) and 0.7%, respectively. The 2010 and 2009 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 20 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests decreased by $1.5 million, or 84.8%, to $0.3 million during the three months ended March 31, 2010, compared to net loss attributable to noncontrolling interests of $1.8 million for the same period in 2009. Net loss attributable to noncontrolling interests includes $0.1 million and $2.1 million in real estate related impairments recorded related to the investment in the underlying properties during the three months ended March 31, 2010 and 2009, respectively.
Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, we recognized a net loss of $23.8 million for the three months ended March 31, 2010, compared to a net loss of $41.5 million for the same period in 2009.
Net Loss Attributable to Grubb & Ellis Company Common Shareowners
We paid $2.9 million in preferred stock dividends during the three months ended March 31, 2010 resulting in a net loss attributable to our common shareowners of $26.7 million, or $0.41 per diluted share, compared to a net loss attributable to our common shareowners of $41.5 million, or $0.65 per diluted share, for the same period in 2009.
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
We use Adjusted EBITDA as an internal management measure for evaluating performance and as a significant component when measuring performance under employee incentive programs. Management considers Adjusted EBITDA an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet its future capital expenditures and working capital requirements.

EBITDA and Adjusted EBITDA are not a substitute for GAAP net income or cash flow and do not provide a measure of our ability to fund future cash requirements. Other companies may calculate EBITDA and Adjusted EBITDA differently than we have and, therefore, EBITDA and Adjusted EBITDA have material limitations as a comparative performance measure. The following table reconciles EBITDA and Adjusted EBITDA with the net loss attributable to Grubb & Ellis Company for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,	March 31,	Change
	2010	2009	$	%
Net loss attributable to Grubb & Ellis Company	$(23,781)	$(41,502)	$17,721	42.7%
Discontinued operations	—	(491)	491	100.0
Interest expense	2,319	3,636	(1,317)	(36.2)
Interest income	(46)	(145)	99	68.3
Depreciation and amortization	3,258	2,441	817	33.5
Intangible asset impairment	614	—	614	—
Taxes	146	(319)	465	145.8

EBITDA	(17,490)	(36,380)	18,890	51.9

Charges related to sponsored programs	619	4,677	(4,058)	(86.8)
Real estate related impairment	270	12,272	(12,002)	(97.8)
Stock based compensation	3,019	2,964	55	1.9
Amortization of signing bonuses	1,807	1,953	(146)	(7.5)
Restructuring charges	2,730	—	2,730	—
Real estate operations	(2,066)	(1,964)	(102)	5.2

Adjusted EBITDA	$(11,111)	$(16,478)	$5,367	32.6%

Liquidity and Capital Resources
We expect to meet our long-term liquidity needs, which may include principal repayments of debt obligations and capital expenditures, through current and retained cash flow earnings, the sale of real estate properties and proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. We may seek to obtain new secured or unsecured lines of credit in the future,.
Cash Flow
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net cash used in operating activities improved by $4.9 million to $14.1 million for the three months ended March 31, 2010, compared to net cash used in operating activities of $19.0 million for the same period in 2009. Net cash used in operating activities included a decrease in net loss of $19.2 million adjusted for decreases in non-cash reconciling items, the most significant of which included an $11.8 million decrease in real estate related impairments, a $3.1 million decrease in allowance for doubtful accounts and a $1.0 million decrease in equity in losses of unconsolidated entities.
Net cash provided by (used in) investing activities was $1.4 million and ($0.7) million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, net cash provided by investing activities related primarily to proceeds from the repayment of advances to related parties net of advances to related parties of $2.7 million offset by purchases of marketable equity securities of $1.0 million. For the three months ended March 31, 2009, net cash used in investing activities related primarily to purchases of property and equipment of $1.2 million, acquisition of properties of $0.9 million and advances to related parties net of repayment of advances to related parties of $1.0 million offset by proceeds from collection of real estate deposits and pre-acquisition costs of $4.3 million.

Net cash (used in) provided by financing activities was ($3.8) million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, net cash used in financing activities related primarily to the payment of preferred dividends of $2.9 million and distributions to noncontrolling interests of $0.9 million. For the three months ended March 31, 2009, net cash provided by financing activities related primarily to contributions from noncontrolling interests of $0.8 million.
Commitments, Contingencies and Other Contractual Obligations
Contractual Obligations — We lease office space throughout the United States through non-cancelable operating leases, which expire at various dates through June 30, 2020.
On May 7, 2010, we completed the offering (“Offering”) of $30.0 million unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the Securities Act of 1933, as amended. The Convertible Notes shall pay interest at a rate of 7.95% per year payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. The Convertible Notes are convertible into common stock at an initial conversion price of approximately $2.24 per share, or a 17.5% premium above the closing price of our common stock on May 3, 2010. The conversion rate is subject to adjustment in certain circumstances. We may not redeem the Convertible Notes prior to May 6, 2013. On or after May 6, 2013 and prior to the maturity date, we may redeem for cash all or part of the Convertible Notes at 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, to but excluding the redemption date.
Aside from the $30.0 million note offering described above, there have been no significant changes in our contractual obligations since December 31, 2009.
TIC Program Exchange Provision — Prior to the Merger, NNN entered into agreements in which NNN agreed to provide certain investors with a right to exchange their investment in certain TIC Programs for an investment in a different TIC program. NNN also entered into an agreement with another investor that provided the investor with certain repurchase rights under certain circumstances with respect to their investment. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In July 2009 we received notice from an investor of their intent to exercise such rights of exchange and repurchase with respect to an initial investment totaling $4.5 million. We are currently evaluating such notice to determine the nature and extent of the right of such exchange and repurchase, if any.
We deferred revenues relating to these agreements of $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. Additional losses of $0.2 million and $2.9 million related to these agreements were recorded during the three months ended March 31, 2010 and 2009, respectively, to reflect the impairment in value of properties underlying the agreements with investors. As of March 31, 2010, we had recorded liabilities totaling $22.9 million related to such agreements, consisting of $3.8 million of cumulative deferred revenues and $19.1 million of additional losses related to these agreements.
Guarantees — We previously provided guarantees from time to time of loans for properties under management (including properties we own). As of March 31, 2010, there were 144 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.7 billion. As of December 31, 2009, there were 146 properties under management with loan guarantees of approximately $3.6 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are joint and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments as further described in Note 4 of the Notes to Consolidated Financial Statements.
Our guarantees consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(In thousands)	2010	2009
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,303,759	$3,416,849
Non-recourse/carve-out guarantees of our debt(1)	$97,000	$97,000
Recourse guarantees of debt of properties under management	$33,898	$33,898
Recourse guarantees of our debt(2)	$10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee imposes liability on the guarantor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property.

(2)	In addition to the $10.0 million principal guarantee, we have guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.

We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of the Guarantees Topic. Any such liabilities were insignificant as of March 31, 2010 and December 31, 2009. In addition, on an ongoing basis, we evaluate the need to record additional liability in accordance with the requirements of the Contingencies Topic. As of March 31, 2010 and December 31, 2009, we had recourse guarantees of $33.9 million relating to debt of properties under management. As of March 31, 2010 and December 31, 2009, approximately $5.2 million and $9.8 million, respectively, of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In addition, we had a recourse guarantee related to a property that was previously under management, but was sold during the year ended December 31, 2009. In connection with the sale of the property, we entered into a promissory note with the lender to repay the outstanding principal balance on the mortgage loan of $4.2 million. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of March 31, 2010 and December 31, 2009, we recorded a liability of $3.2 million and $3.8 million, respectively, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of March 31, 2010 and December 31, 2008, $3.2 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of March 31, 2010 and December 31, 2009 have recorded the cash surrender value of the policies of $1.0 million and $1.0 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. As of March 31, 2010 and December 31, 2009, we awarded an aggregate of 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of March 31, 2010 and December 31, 2009, an aggregate of 5.3 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be interest rate risk. As of March 31, 2010, we had no outstanding variable rate debt; therefore we believe we have no interest rate risk. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we had entered into derivative financial instruments such as interest rate swap and cap agreements when appropriate and may do so in the future. We had no such agreements outstanding as of March 31, 2010.
In addition to interest rate risk, the value of our real estate investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our outstanding mortgage debt, if necessary.
Except for the acquisition of Grubb & Ellis Alesco Global Advisors, LLC, as previously described, we do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments.

The table below presents, as of March 31, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013		2014	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$—	$—	$—	$16,277	(1)	$37,000	$70,000	$123,277	$109,420
Weighted average interest rate on maturing debt	—	—	—	8.75%		6.32%	6.29%	6.62%	—

(1)	Assumes the exercise of two one-year extension options, extending the maturity date on the senior notes to August 1, 2013. The interest rate will increase to 9.25% per annum during any extension.
Notes payable were $107.0 million as of March 31, 2010 and December 31, 2009 and had a fair value of $93.5 million and $94.5 million, respectively. As of March 31, 2010 and December 31, 2009, we had $16.3 million in senior notes outstanding with a fair value of $15.9 million and $15.8 million, respectively. As of March 31, 2010 and December 31, 2009, the effective interest rates on our fixed rate mortgage loans and senior notes ranged from 6.29% to 8.75% and a weighted average effective interest rate of 6.62% per annum.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
Our Management, including our Chief Executive Officer and our Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2010, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Our Management has evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION 1
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There are risks associated with our outstanding indebtedness.
In May 2010, we issued $30.0 million of senior unsecured notes due 2015 which are convertible into shares of our common stock (the “Convertible Notes”), and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal on our indebtedness is dependent upon our ability to manage our business operations. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.
The Convertible Notes are subject to customary events of default.
The indenture governing the Convertible Notes contains customary events of default, including but not limited to a default in the event of our failure to pay any indebtedness for borrowed money in excess of $1.0 million, other than non-recourse mortgage debt. A default would result in acceleration of our repayment obligations under the indenture, which we may not be able to meet or refinance at such time. Even if new financing were available, it may not be on commercially reasonable terms or acceptable terms. Accordingly, if we are in default of our Convertible Notes, our business, financial condition and results of operations could be materially and adversely affected.
We may not have the funds, or the ability to raise the funds, necessary to repurchase the Convertible Notes upon a fundamental change or to repay the Convertible Notes at maturity.
Holders of the Convertible Notes have the right to require us to repurchase the Convertible Notes at par, plus any accrued interest, in cash upon the occurrence of a fundamental change and at maturity of the Convertible Notes. The Convertible Notes will mature on May 1, 2015 and a fundamental change is generally deemed to have occurred:
•	when a person or group becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of the Company; or
•	upon the consummation of (i) any recapitalization, reclassification or change of our common stock; (ii) any statutory share exchange consolidation or merger pursuant to which our common stock is converted into cash, securities or other property; (iii) any disposition, directly or indirectly, of all or substantially all our assets and the assets of our subsidiaries, considered as a whole; or
•	during any period of two consecutive years, individuals who at the beginning of such period constituted our Board cease for any reason to constitute 50% or more of our Board then in office; or
•	our shareowners shall have approved any plan of liquidation or dissolution; or
•	our common stock ceases to be listed on the NYSE, the Nasdaq Global Select Market, the Nasdaq Global Market or the NYSE Amex (or their respective successors).
We may not have sufficient funds to repurchase the Convertible Notes at such time, and may not have the ability to arrange necessary financing on acceptable terms. In addition, the Company’s ability to purchase the Convertible Notes may be limited by law or the terms of other agreements outstanding at such time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of March 31, 2010 and December 31, 2009, $3.2 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of March 31, 2010 and December 31, 2009 have recorded the cash surrender value of the policies of $1.0 million and $1.0 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. As of March 31, 2010 and December 31, 2009, we awarded an aggregate of 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of March 31, 2010 and December 31, 2009, an aggregate of 5.3 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.
On May 7, 2010, we completed our offering (“Offering”) of $30.0 million of unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the Securities Act of 1933, as amended. The Convertible Notes shall pay interest at a rate of 7.95% per year semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. The Convertible Notes are convertible into common stock at an initial conversion price of approximately $2.24 per share, or a 17.5% premium above the closing price of our common stock on May 3, 2010. The conversion rate is subject to adjustment in certain circumstances.
We received net proceeds from the Offering of approximately $28.0 million after deducting all estimated offering expenses. We intend to use the net proceeds from the Offering to fund growth initiatives, short-term working capital and for general corporate purposes.
We may not redeem the Convertible Notes prior to May 6, 2013. On or after May 6, 2013 and prior to the maturity date, we may redeem for cash all or part of the Convertible Notes at 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, to but excluding the redemption date.
Under certain circumstances following a fundamental change, which is substantially similar to a Fundamental Change with respect to the Preferred Stock, we will be required to make an offer to purchase all of the Convertible Notes at a purchase price of 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.
The Convertible Notes will be our unsecured senior obligations that:
•	rank equally with all of our other unsecured senior indebtedness;
•	effectively rank junior to any of our existing and future secured indebtedness to the extent of the assets securing such indebtedness; and
•	will be structurally subordinated to any indebtedness and other liabilities of our subsidiaries.
The Indenture provides for customary events of default, including our failure to pay any indebtedness for borrowed money, other than non-recourse mortgage debt, when due in excess of $1.0 million.
Registration Rights Agreement
In connection with the Offering, we have entered into a registration rights agreement pursuant to which we have agreed to file with the SEC a shelf registration statement registering the resale of the notes and the shares of common stock issuable upon conversion of the Convertible Notes no later than June 30, 2010, and to use commercially reasonable efforts to cause the shelf registration statement to become effective within 85 days of May 7, 2010, or within 115 days of the closing date of the Offering if the registration statement is reviewed by the SEC.

In the event the shelf registration statement is not filed or does not become effective on a timely basis, we must pay additional interest on any interest payment due to holders of the Convertible Notes in an amount equal to 0.25% of the principal amount of the outstanding Convertible Notes to and including the 90th day following any such registration default and 0.50% of the principal amount of the outstanding Convertible Notes from and after the 91st day following any such registration default. Such additional interest will accrue until the date prior to the day the default is cured, but no longer than one year from the last date of original issuance of the Convertible Notes offered. In addition, once declared effective, we will have an obligation to continue to keep the registration statement effective for a certain period of time, subject to certain suspension periods under certain circumstances. In the event that we fail to keep the registration statement effective in excess of such permissible suspension periods, we will also be obligated to pay additional interest to holders of the Convertible Notes.
Item 4. [Removed and Reserved.]
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

[1]	Items 3 and 5 are not applicable for the three months ended March 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
/s/ Matthew A. Engel
Matthew A. Engel
Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)
Date: May 17, 2010

Grubb & Ellis Company
EXHIBIT INDEX
For the quarter ended March 31, 2010

Exhibit
(31†)	Section 302 Certifications
(32†)	Section 906 Certification

†	Filed herewith.