Form 10-Q
period 2010-06-30
GRUBB & ELLIS CO
filed 2010-08-12
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of July 31, 2010 was 69,501,320 shares.

GRUBB & ELLIS COMPANY

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $402 and $581 from VIEs, respectively)	$42,104	$39,101
Restricted cash (including $761 and $36 from VIEs, respectively)	13,552	13,875
Investment in marketable equity securities (including $1,444 and $147 from VIEs, respectively)	2,384	690
Accounts receivable from related parties — net (including $0 and $3 from VIEs, respectively)	7,362	9,169
Advances to related parties — net (including $8,275 and $0 from VIEs, respectively)	8,766	1,019
Service fees receivable — net (including $861 and $1,076 from VIEs, respectively)	28,008	30,293
Current portion of professional service contracts — net	3,925	3,626
Real estate deposits and pre-acquisition costs	1,743	1,321
Prepaid expenses and other assets (including $30 and $38 from VIEs, respectively)	13,933	21,489

Total current assets	121,777	120,583
Accounts receivable from related parties — net	16,314	15,609
Notes and advances to related parties — net	11,672	14,607
Professional service contracts — net	5,463	7,271
Investments in unconsolidated entities (including $3,055 and $2,239 from VIEs, respectively)	3,726	3,783
Properties held for investment — net	81,193	82,189
Property, equipment and leasehold improvements — net (including $0 and $17 from VIEs, respectively)	11,568	13,190
Identified intangible assets — net (including $32 and $44 from VIEs, respectively)	91,608	94,952
Other assets — net (including $40 and $6 from VIEs, respectively)	5,912	5,140

Total assets	$349,233	$357,324

LIABILITIES AND SHAREOWNERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $647 and $769 from VIEs, respectively)	$59,148	$62,867
Due to related parties (including $692 and $681 from VIEs, respectively)	2,773	2,267
Current portion of capital lease obligations	846	939
Other liabilities	34,925	38,864

Total current liabilities	97,692	104,937
Long-term liabilities:
Senior notes	16,277	16,277
Convertible notes	29,975	—
Mortgage notes	107,000	107,000
Capital lease obligations (including $0 and $13 from VIEs, respectively)	321	755
Other long-term liabilities	11,633	11,622
Deferred tax liabilities	25,486	25,477

Total liabilities	288,384	266,068
Commitment and contingencies (Note 15)
Preferred stock: 12% cumulative participating perpetual convertible; $0.01 par value; 1,000,000 authorized as of June 30, 2010 and December 31, 2009; 965,700 shares issued and outstanding as of June 30, 2010 and December 31, 2009	90,080	90,080
Shareowners’ (deficit) equity:
Preferred stock: $0.01 par value; 19,000,000 shares authorized as of June 30, 2010 and December 31, 2009; no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock: $0.01 par value; 200,000,000 shares authorized as of June 30, 2010 and December 31, 2009; 69,507,832 and 67,352,440 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	695	674
Additional paid-in capital	412,586	412,754
Accumulated deficit	(453,341)	(412,101)
Other comprehensive income	80	—

Total Grubb & Ellis Company shareowners’ (deficit) equity	(39,980)	1,327

Noncontrolling interests (including $10,551 and ($507) from VIEs, respectively)	10,749	(151)

Total (deficit) equity	(29,231)	1,176

Total liabilities and shareowners’ (deficit) equity	$349,233	$357,324

The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE
Management services	$69,911	$66,649	$142,327	$132,180
Transaction services	54,684	38,939	96,917	72,472
Investment management	8,566	13,426	18,668	29,083
Rental related	7,585	7,823	15,299	15,255

Total revenue	140,746	126,837	273,211	248,990

OPERATING EXPENSE
Compensation costs	124,588	112,462	248,902	225,733
General and administrative	18,961	20,082	37,400	41,860
Provision for doubtful accounts	1,634	11,059	3,301	16,477
Depreciation and amortization	3,370	2,423	6,628	4,864
Rental related	5,418	5,582	10,785	11,198
Interest	2,729	5,113	5,048	8,749
Real estate related impairments	1,553	1,950	1,823	14,222
Intangible asset impairment	1,025	—	1,639	—

Total operating expense	159,278	158,671	315,526	323,103

OPERATING LOSS	(18,532)	(31,834)	(42,315)	(74,113)

OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated entities	(392)	(180)	(606)	(1,411)
Interest income	116	139	162	284
Other (expense) income	(283)	847	(238)	122

Total other (expense) income	(559)	806	(682)	(1,005)

Loss from continuing operations before income tax provision	(19,091)	(31,028)	(42,997)	(75,118)
Income tax provision	(104)	(629)	(250)	(310)

Loss from continuing operations	(19,195)	(31,657)	(43,247)	(75,428)

Discontinued operations
(Loss) income from discontinued operations — net of taxes	—	(335)	—	156
Loss on disposal of discontinued operations — net of taxes	—	(626)	—	(626)

Total loss from discontinued operations	—	(961)	—	(470)

NET LOSS	(19,195)	(32,618)	(43,247)	(75,898)
Net (loss) income attributable to noncontrolling interests	(1,736)	190	(2,007)	(1,588)

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY	(17,459)	(32,808)	(41,240)	(74,310)
Preferred stock dividends	(2,897)	—	(5,794)	—

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY COMMON SHAREOWNERS	$(20,356)	$(32,808)	$(47,034)	$(74,310)

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.31)	$(0.50)	$(0.73)	$(1.16)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	(0.02)	—	(0.01)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.31)	$(0.52)	$(0.73)	$(1.17)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.31)	$(0.50)	$(0.73)	$(1.16)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	(0.02)	—	(0.01)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.31)	$(0.52)	$(0.73)	$(1.17)

Basic weighted average shares outstanding	64,644	63,587	64,503	63,557

Diluted weighted average shares outstanding	64,644	63,587	64,503	63,557

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,247)	$(75,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of real estate	—	1,031
Equity in losses of unconsolidated entities	606	1,411
Depreciation and amortization (including amortization of signing bonuses)	9,557	8,264
Impairment of real estate	1,823	13,972
Impairment of intangible assets	1,639	—
Stock-based compensation	5,797	6,181
Allowance for uncollectible accounts	3,301	5,648
Other	1,255	1,546
Changes in operating assets and liabilities:
Accounts receivable from related parties	867	8,736
Prepaid expenses and other assets	5,873	13,814
Accounts payable and accrued expenses	(5,021)	(11,023)
Other liabilities	(2,491)	(3,203)

Net cash used in operating activities	(20,041)	(29,521)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash effect from deconsolidation of VIE	(184)	—
Purchases of property and equipment	(1,297)	(1,885)
Tenant improvements and capital expenditures	(517)	(1,658)
Purchases of marketable equity securities, net	(936)	(3,406)
Advances to related parties	(365)	(3,312)
Proceeds from repayment of advances to related parties	4,610	2,264
Investments in unconsolidated entities, net	(243)	547
Sale of tenant-in-common interest in unconsolidated entities	391	—
Proceeds from sale of properties	—	93,471
Payments of (proceeds from collection of) real estate deposits and pre-acquisition costs, net	(422)	2,465
Acquisition of business	(200)	—
Change in restricted cash	2,002	(3,981)

Net cash provided by investing activities	2,839	84,505

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit, net	—	3,289
Repayments of mortgage notes and capital lease obligations, net	(514)	(77,948)
Other financing costs	(489)	(1,521)
Proceeds from the issuance of convertible notes, net	29,925	—
Dividends paid to preferred stockholders	(5,794)	—
Contributions from noncontrolling interests	321	4,560
Distributions to noncontrolling interests	(3,244)	(1,506)

Net cash provided by (used in) financing activities	20,205	(73,126)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,003	(18,142)
Cash and cash equivalents — Beginning of period	39,101	32,985

Cash and cash equivalents — End of period	$42,104	$14,843

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Issuance of warrants	$—	$534

Capital lease obligations	$—	$2,270

Consolidation of assets held by VIEs	$15,389	$—

Consolidation of liabilities held by VIEs	$651	$—

Consolidation of noncontrolling interests held by VIEs	$14,740	$—

Deconsolidation of assets held by VIEs	$338	$—

Deconsolidation of liabilities held by VIEs	$411	$—

Deconsolidation of noncontrolling interests held by VIEs	$73	$—

Consolidation of assets related to sponsored mutual fund	$823	$—

Consolidation of noncontrolling interests related to sponsored mutual fund	$823	$—

Deconsolidation of sponsored mutual fund	$—	$3,951

Acquisition of business	$1,009	$—

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
We offer property owners, corporate occupants and program investors comprehensive integrated real estate solutions, including management, transactions, consulting and investment advisory services supported by market research and local market expertise. Through our investment subsidiaries, we sponsor real estate investment programs that provide individuals and institutions the opportunity to invest in a broad range of real estate investment vehicles, including public non-traded real estate investment trusts (“REITs”), mutual funds and other real estate investment funds.
Basis of Presentation
The consolidated financial statements include our accounts and those of our wholly owned and majority-owned controlled subsidiaries, variable interest entities (“VIEs”) in which we are the primary beneficiary, and partnerships/limited liability companies (“LLCs”) in which we are the managing member or general partner and the other partners/members lack substantive rights. The consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2009. In our opinion, all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.
We consolidate entities that are VIEs when we are deemed to be the primary beneficiary of the VIE. We are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest in the VIE. For entities in which (i) we are not deemed to be the primary beneficiary, (ii) our ownership is 50.0% or less and (iii) we have the ability to exercise significant influence, we use the equity accounting method (i.e. at cost, increased or decreased by our share of earnings or losses, plus contributions less distributions). We also use the equity method of accounting for jointly controlled tenant-in-common interests. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIE’s primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of the VIEs.
On January 1, 2010, we adopted an amendment to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 810, Consolidation, (“Consolidation Topic”) and as a result, consolidated four LLCs and deconsolidated one joint venture LLC. We recorded the cumulative effect of the adoption of this amendment to our financial statements as of January 1, 2010. For the four LLCs that were consolidated, this consisted primarily of consolidating: (i) investments in unconsolidated entities for the LLCs ownership interest in properties, (ii) advances made by a consolidated LLC to other unconsolidated LLCs, (iii) restricted cash, (iv) accounts payable and accrued liabilities and (v) noncontrolling interests related to the LLCs equity. For the one joint venture LLC that was deconsolidated, this consisted primarily of deconsolidating: (i) cash, (ii) accounts payable and accrued liabilities and (iii) noncontrolling interests related to the LLC equity.
The adoption of the amendment to the requirements of the Consolidation Topic resulted in the following impact to our Consolidated Balance Sheet as of January 1, 2010: (i) assets increased by $14.9 million, (ii) liabilities increased by $0.1 million and (iii) noncontrolling interests increased by $14.8 million. See the parenthetical disclosures on our Consolidated Balance Sheets regarding amounts of VIEs assets and liabilities that are consolidated as of June 30, 2010 and December 31, 2009.

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
Reclassifications
Certain reclassifications have been made to prior year and prior period amounts in order to conform to the current period presentation. These reclassifications have no effect on reported net loss.
Restricted Cash
Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties as well as cash reserve accounts held for the benefit of various insurance providers. As of June 30, 2010 and December 31, 2009, the restricted cash balance was $13.6 million and $13.9 million, respectively.
Fair Value Measurements
In September 2006, the FASB issued the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, (“Fair Value Measurements and Disclosures Topic”). The Fair Value Measurements and Disclosures Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value instruments. In February 2008, the FASB amended the Fair Value Measurements and Disclosures Topic to delay the effective date of the fair value measurements and disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). There was no effect on our consolidated financial statements as a result of our adoption of the Fair Value Measurements and Disclosures Topic as of January 1, 2008 as it relates to financial assets and financial liabilities. For items within its scope, the amended Fair Value Measurements and Disclosures Topic deferred the effective date of Fair Value Measurements and Disclosures to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted the requirements of the Fair Value Measurements and Disclosures Topic as it relates to non-financial assets and non-financial liabilities in the first quarter of 2009, which did not have a material impact on our consolidated financial statements.
The Fair Value Measurements and Disclosures Topic establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs are the highest priority and are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable.
We generally use a discounted cash flow model to estimate the fair value of our consolidated real estate investments, unless better market comparable data is available. Management uses its best estimate in determining the key assumptions, including the expected holding period, future occupancy levels, capitalization rates, discount rates, rental rates, lease-up periods and capital expenditure requirements. The estimated fair value is further adjusted for anticipated selling expenses. Generally, if a property is under contract, the contract price adjusted for selling expenses is used to estimate the fair value of the property.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table presents financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the six months ended June 30, 2010:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
(In thousands)	June 30,	Assets	Inputs	Inputs	Impairment
Assets	2010	Level 1	Level 2	Level 3	Losses
Investments in marketable equity securities	$2,384	$2,384	$—	$—	$—
Property held for investment	$81,193	$—	$—	$81,193	$—
Investments in unconsolidated entities	$3,726	$—	$—	$3,726	$(646)
Life insurance contracts	$1,010	$—	$1,010	$—	$—
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
Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, (“Financial Instruments Topic”) requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. The Financial Instruments Topic defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each quarter based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
The fair value of our mortgage notes, senior notes, convertible notes and preferred stock is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2010, the fair values of our mortgage notes, senior notes, convertible notes and preferred stock were calculated to be approximately $94.9 million, $15.9 million, $25.9 million and $77.7 million, respectively, compared to the carrying values of $107.0 million, $16.3 million, $30.0 million (which includes an unamortized debt discount of $1.5 million) and $90.1 million, respectively. As of December 31, 2009, the fair values of our mortgage notes, senior notes and preferred stock were approximately $94.5 million, $15.8 million and $94.6 million, respectively, compared to the carrying values of $107.0 million, $16.3 million and $90.1 million, respectively. The amounts recorded for accounts receivable, notes receivable, advances and accounts payable and accrued liabilities approximate fair value due to their short-term nature.
Recently Issued Accounting Pronouncements
On January 1, 2009, we adopted an amendment to the requirements of the Consolidation Topic which requires noncontrolling interests to be reported within the equity section of the consolidated balance sheets, and amounts attributable to controlling and noncontrolling interests to be reported separately in the consolidated income statements and consolidated statement of shareowners’ equity. The adoption of these provisions did not impact earnings (loss) per share attributable to our common shareowners.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On January 1, 2009, we adopted an amendment to ASC Topic 260, Earnings Per Share, (“Earnings Per Share Topic”) which requires that the two-class method of computing basic earnings per share be applied when there are unvested share-based payment awards that contain rights to nonforfeitable dividends outstanding during a reporting period. These participating securities share in undistributed earnings with common shareowners for purposes of calculating basic earnings per share. Upon adoption, the presentation of all prior period earnings per share data was adjusted retrospectively with no material impact.
In June 2009, the FASB issued an amendment to the requirements of the Consolidation Topic, which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently defined as VIEs, as well as qualifying special-purpose entities that are currently excluded from the definition of VIEs by the Consolidation Topic. Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. The requirements of the amended Consolidation Topic are effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company adopted this amendment to the requirements of the Consolidation Topic on January 1, 2010 and as a result, consolidated four VIEs and deconsolidated one VIE as of January 1, 2010. See Note 4 for further information.
In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 1, Summary of Significant Accounting Policies, above.
We have adopted the requirements of ASC Topic 855, Subsequent Events, (“Subsequent Events Topic”) effective beginning with the year ended December 31, 2009 and have evaluated for disclosure subsequent events that have occurred up through the date of issuance of these financial statements.
2. MARKETABLE SECURITIES
The historical cost and estimated fair value of the available-for-sale marketable securities held by us are as follows:

	As of June 30, 2010				As of December 31, 2009
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$860	$80	$—	$940	$543	$—	$—	$543

There were no sales of marketable equity securities during the six month periods ended June 30, 2010 or 2009.
Investments in Limited Partnerships
We served as general partner and investment advisor, through our 51.0% ownership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”), to one limited partnership and as investment advisor to three mutual funds as of June 30, 2010 and December 31, 2009. As of June 30, 2010 and December 31, 2009, the limited partnership, Grubb & Ellis AGA Real Estate Investment Fund LP, is required to be consolidated in accordance with the requirements of the Consolidation Topic. In addition, as of June 30, 2010, one mutual fund, Grubb & Ellis AGA International Realty Fund, is required to be consolidated in accordance with the requirements of the Consolidation Topic.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three and six months ended June 30, 2010, Alesco had investment (losses) of approximately ($0.2) million and ($0.1) million, respectively. For the three and six months ended June 30, 2009, Alesco had investment income of approximately $0.8 million and $0.4 million, respectively. The investment income (loss) is related to the limited partnership and mutual funds and is reflected in other income (expense) and offset in non-controlling interest in loss of consolidated entities on the statements of operations. As of June 30, 2010 and December 31, 2009, the consolidated limited partnership and mutual fund had assets of approximately $1.4 million and $0.1 million, respectively, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.
The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of June 30, 2010				As of December 31, 2009
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
		(Unaudited)
Equity securities	$1,545	$25	$(126)	$1,444	$170	$—	$(23)	$147

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
		(Unaudited)				(Unaudited)
Equity securities	$23	$27	$(219)	$(169)	$106	$69	$600	$775
Less investment expenses	(8)	—	—	(8)	(11)	—	—	(11)

	$15	$27	$(219)	$(177)	$95	$69	$600	$764

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
		(Unaudited)				(Unaudited)
Equity securities	$35	$99	$(265)	$(131)	$191	$(236)	$420	$375
Less investment expenses	(15)	—	—	(15)	(20)	—	—	(20)

	$20	$99	$(265)	$(146)	$171	$(236)	$420	$355

3. RELATED PARTIES
Related party balances are summarized below:
Accounts Receivable
Accounts receivable from related parties consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
Accrued property and asset management fees	$21,625	$21,564
Accrued lease commissions	7,725	7,449
Other accrued fees	2,691	2,200
Accounts receivable from sponsored REITs	4,605	3,696
Accrued real estate acquisition fees	609	697
Other receivables	133	162

Total	37,388	35,768
Allowance for uncollectible receivables	(13,712)	(10,990)

Accounts receivable from related parties — net	23,676	24,778
Less portion classified as current	(7,362)	(9,169)

Non-current portion	$16,314	$15,609

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Advances to Related Parties
We make advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less unless extended by us, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
Notes and advances to related parties	$31,898	$28,302
Allowance for uncollectible advances	(11,460)	(12,676)

Notes and advances to related parties — net	20,438	15,626
Less portion classified as current	(8,766)	(1,019)

Non-current portion	$11,672	$14,607

The current portion of advances to related parties as of June 30, 2010 includes $8.2 million related to a VIE that was consolidated as of January 1, 2010 pursuant to an amendment to the requirements of the Consolidation Topic which was effective as of January 1, 2010.
In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of June 30, 2010, the future funding commitments totaled approximately $2.1 million.
Note Receivable From Related Party
Included in notes and advances to related parties is a note receivable from Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”) of $7.8 million and $9.1 million as of June 30, 2010 and December 31, 2009, respectively. The note has an interest rate of 4.5% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect, and a maturity date of January 1, 2011. The interest rate payable under the note is subject to a one-time adjustment to a maximum rate of 6.0% per annum, which will be evaluated and may be adjusted by us, in our sole discretion, on July 1, 2010. The interest rate was not adjusted on July 1, 2010 and remains at 4.5% per annum.
On August 11, 2010, we executed the Amended Consolidated Promissory Note with Apartment REIT. The material terms of the Amended Consolidated Promissory Note amends the principal amount outstanding to $7.8 million, extends the maturity date from January 1, 2011 to July 17, 2012, and fixes the interest rate at 4.5% per annum and the default interest rate at 6.5% per annum.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Pursuant to the requirements of the Consolidation Topic that existed prior to January 1, 2010, we consolidated VIEs if we determined we were the primary beneficiary of the VIE. We were deemed to be the primary beneficiary of the VIE if we were to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. However, under the requirements that exist subsequent to January 1, 2010, we are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest. Our variable interest provides us with a controlling financial interest if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIEs primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of our VIEs.
Our Investment Management segment is a sponsor of TIC Programs and related formation LLCs. As of June 30, 2010 we had investments in 11 LLCs that are VIEs in which we are the primary beneficiary. This includes an additional three LLCs that were consolidated as of January 1, 2010 pursuant to an amendment to the requirements of the Consolidation Topic and one LLC that was consolidated in the second quarter of 2010 as a result of an equity investment we made in the LLC during the second quarter of 2010. These LLCs hold interests in our TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of June 30, 2010 was $3.3 million and $0.2 million, respectively. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2009 was $2.3 million and $25,000, respectively. The assets of these LLCs are only used to settle the liabilities associated with these LLCs. In addition, each consolidated VIE is joint and severally liable on the non-recourse mortgage debt related to the interest in our TIC investment totaling $392.9 million and $277.0 million as of June 30, 2010 and December 31, 2009, respectively. This non-recourse mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the requirements of ASC Topic 860, Transfers and Servicing, (“Transfers and Servicing Topic”) for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of our investments.
We are also a sponsor of an LLC that was formed for the primary purpose of providing mezzanine financing to entities acquiring, investing in, holding, developing, managing, operating, selling, selling undivided interests in, or owning direct and indirect interests in real estate. The LLC provides capital to TIC Programs in the form of advances. We have guaranteed the collectability of certain advances this LLC has made to various TIC Programs which we have determined represents a variable interest in the LLC. As of June 30, 2010, the future funding commitments totaled approximately $2.1 million. In accordance with the requirements of the amendment to the Consolidation Topic, we determined that we are the primary beneficiary of this LLC, which is a VIE, and consolidated this LLC as of January 1, 2010. The carrying value of the assets and liabilities associated with this LLC as of June 30, 2010 were $8.8 million and $11,000, respectively. The assets of the LLC are only used to settle the liabilities associated with the LLC.
We have a 51.0% equity interest in an LLC that serves as an investment advisor to a limited partnership and mutual fund programs. This LLC is a VIE in which we are the primary beneficiary. The carrying value of the assets and liabilities associated with this VIE as of June 30, 2010 was $1.6 million and $0.3 million, respectively. The carrying value of the assets and liabilities associated with this VIE as of December 31, 2009 was $0.4 million and $0.2 million, respectively. The assets of the LLC are only used to settle the liabilities associated with the LLC.
We have a 67.0% equity interest in an LLC that invests in and manages foreign entities. Further, this LLC has a 49.0% equity interest in an LLC that provides property management and facilities management services. These LLCs are VIEs in which we are the primary beneficiary. The carrying value of the assets and liabilities associated with these VIEs as of June 30, 2010 was $1.2 million and $0.9 million, respectively. The carrying value of the assets and liabilities associated with these VIEs as of December 31, 2009 was $1.3 million and $1.0 million, respectively. The assets of these LLCs are only used to settle the liabilities associated with these LLCs.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We advanced $1.7 million and $1.5 million during the six months ended June 30, 2010 and 2009 to one of our consolidated VIEs to fund operations. In addition, we invested an additional $0.3 million in our unconsolidated VIE during the six months ended June 30, 2010 to fund operations. We may provide additional financial support to our consolidated and unconsolidated VIEs in the future; however, we are not contractually required to do so.
If an entity is determined to not be a VIE under the requirements of the Consolidation Topic, then the entity is evaluated for consolidation under the requirements of ASC Topic 970, Real Estate — General, (“Real Estate — General Topic”), as amended by the requirements of the Consolidation Topic.
As of June 30, 2010 and December 31, 2009, we had a number of entities that were determined to be VIEs that did not meet the consolidation requirements of the Consolidation Topic. The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was ($0.2) million and $0.3 million as of June 30, 2010 and December 31, 2009, respectively, and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment, future funding commitments and mortgage debt guarantees. There were no future funding commitments as of June 30, 2010 and December 31, 2009 related to these unconsolidated VIEs. In addition, as of June 30, 2010 and December 31, 2009, these unconsolidated VIEs are joint and severally liable on non-recourse mortgage debt totaling $0 and $93.3 million, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the requirements of Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We considered the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of our investment or outstanding deposits and advances. In evaluating the recovery of the TIC investment, we evaluated the likelihood that the lender would foreclose on the VIE’s interest in the TIC to satisfy the obligation.
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of June 30, 2010 and December 31, 2009, we held investments in five joint ventures totaling $0.3 million and $0.4 million, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to the requirements of the Consolidation Topic, we have consolidated seven LLCs which have investments in unconsolidated entities totaling $2.1 million and $2.2 million as of June 30, 2010 and December 31, 2009, respectively. In addition, pursuant to the requirements of an amendment to the Consolidation Topic which were effective as of January 1, 2010, we have consolidated four LLCs which have investments in unconsolidated entities totaling $1.0 million as of June 30, 2010 and have deconsolidated a joint venture that was previously consolidated as of December 31, 2009. Accordingly, we now reflect an investment in such joint venture of ($0.2) million as of June 30, 2010. The remaining amounts within investments in unconsolidated entities of $0.5 million and $1.2 million as of June 30, 2010 and December 31, 2009, respectively, are related to various LLCs, which represent ownership interests in each property of less than 1.0%.
6. PROPERTY HELD FOR INVESTMENT
Property held for investment consisted of the following:

		June 30,	December 31,
(In thousands)	Useful Life	2010	2009
Building and capital improvements	39 years	$$73,779	$73,712
Tenant improvements	1–12 years	7,406	6,955
Accumulated depreciation		(9,472)	(7,958)

Total		71,713	72,709
Land		9,480	9,480

Property held for investment, net		$81,193	$82,189

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We recognized $0.8 million and $1.5 million of depreciation expense related to the two properties held for investment for the three and six months ended June 30, 2010, respectively. No depreciation expense was recorded for the three and six months ended June 30, 2009. Both of these properties were previously held for sale and one was reclassified as held for investment as of June 30, 2009 and the other was reclassified as held for investment as of September 30, 2009. During the periods each property was held for sale, we did not record any depreciation expense related to the property. In accordance with ASC Topic 360, Property, Plant and Equipment, (“Property, Plant and Equipment Topic”), we record catch up depreciation during the period a property is reclassified as held for investment if the carrying value of the property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment is less than the fair value of the property at the date of the subsequent decision not to sell.
7. BUSINESS COMBINATIONS
In March 2010, we acquired a regional commercial real estate services company for $1.0 million.
The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date as follows (in thousands):

Property and equipment	$59
Identified intangible assets acquired	950

Total assets	$1,009

Total purchase price	$1,009

Pro forma financial information has not been included as it is immaterial.
8. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

		June 30,	December 31,
(In thousands)	Useful Life	2010	2009
Non-amortizing intangible assets:
Trade name	Indefinite	$64,100	$64,100
Amortizing intangible assets:
Identified intangible assets
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	9,547	11,186
Affiliate agreement	20 years	10,600	10,600
Customer relationships	5 to 7 years	5,750	5,400
Customer backlog	1 year	250	—
Internally developed software	4 years	6,200	6,200
Other contract rights	5 to 7 years	1,164	1,164
Non-compete and employment agreements	3 to 4 years	447	97

		33,958	34,647
Accumulated amortization		(13,068)	(11,387)

Identified intangible assets, net		20,890	23,260

Identified intangible assets of properties held for investment
In place leases and tenant relationships	1 to 104 months	11,510	11,510
Above market leases	1 to 92 months	2,364	2,364

		13,874	13,874
Accumulated amortization		(7,256)	(6,282)

Identified intangible assets of properties held for investment, net		6,618	7,592

Total identified intangible assets, net		$91,608	$94,952

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amortization expense for intangible contract rights is charged as a reduction to investment management revenue in the applicable period. The amortization of the contract rights will be applied based on the net relative value of disposition fees realized when properties are sold. There was no amortization expense recorded for contract rights for the three and six months ended June 30, 2010 and 2009. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees was improbable. As a result, we recorded an impairment charge of approximately $1.0 million and $1.6 million related to the impaired intangible contract rights for the three and six months ended June 30, 2010, respectively. There were no impairment charges recorded for the three and six months ended June 30, 2009. Amortization expense recorded for the remaining identified intangible assets was approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2010, respectively. Amortization expense recorded for the remaining identified intangible assets was approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2009, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the in place leases and tenant relationships was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2010. No amortization expense was recorded for the three and six months ended June 30, 2009. The two properties were previously held for sale and one was reclassified as held for investment as of June 30, 2009 and the other was reclassified as held for investment as of September 30, 2009. In accordance with the provisions of the Property, Plant and Equipment Topic, we determined that the carrying value of the property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment was greater than the fair value of the property at the date of the subsequent decision not to sell and as such, made no additional adjustments to the carrying value of the asset as of June 30, 2009. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the above market leases was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively. Amortization expense recorded for the above market leases was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively. Amortization expense is charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.
9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
Accrued liabilities	$12,098	$11,744
Salaries and related costs	14,641	14,592
Accounts payable	13,933	17,864
Broker commissions	7,452	8,807
Bonuses	5,819	7,797
Property management fees and commissions due to third parties	5,205	2,063

Total	$59,148	$62,867

10. CONVERTIBLE NOTES
During the second quarter of 2010, we completed our offering (“Offering”) of $31.5 million of unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the Securities Act of 1933, as amended. The Convertible Notes pay interest at a rate of 7.95% per year semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. The Convertible Notes are convertible into common stock at an initial conversion price of approximately $2.24 per share, or a 17.5% premium above the closing price of our common stock on May 3, 2010. The conversion rate is subject to adjustment in certain circumstances.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We received net proceeds from the Offering of approximately $29.4 million after deducting all estimated offering expenses. We intend to use the net proceeds from the Offering to fund growth initiatives, short-term working capital and for general corporate purposes.
Holders of the Notes may convert notes into shares of our common stock at the initial conversion rate of 445.583 share per $1,000 principal amount of the Notes (equal to a conversion price of approximately $2.24 per share of our common stock), subject to adjustment in certain events (but not for accrued interest) at any time prior to the close of business on the scheduled trading day before the stated maturity date. In addition, following certain corporate transactions, we will increase the conversion rate for a holder who elects to convert in connection with such corporate transaction by a number of additional shares of our common stock as set forth in the Indenture.
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
The Convertible Notes are our unsecured senior obligations that:
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
Registration Rights Agreement
In connection with the Offering, we entered into a registration rights agreement pursuant to which we agreed to file with the Securities and Exchange Commission (“SEC”) a shelf registration statement registering the resale of the notes and the shares of common stock issuable upon conversion of the Convertible Notes no later than June 30, 2010, and to use commercially reasonable efforts to cause the shelf registration statement to become effective within 85 days of May 7, 2010, or within 115 days of the closing date of the Offering if the registration statement is reviewed by the SEC. The shelf registration statement was filed on June 25, 2010 and became effective on July 19, 2010.
We have an obligation to continue to keep the shelf registration statement effective for a certain period of time, subject to certain suspension periods under certain circumstances. In the event that we fail to keep the registration statement effective in excess of such permissible suspension periods, we will be obligated to pay additional interest to holders of the Convertible Notes in an amount equal to 0.25% of the principal amount of the outstanding Convertible Notes to and including the 90th day following any such registration default and 0.50% of the principal amount of the outstanding Convertible Notes from and after the 91st day following any such registration default. Such additional interest will accrue until the date prior to the day the default is cured, or until the Convertible Notes are converted.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
11. MORTGAGE NOTES
Mortgage notes consisted of the following:

	June 30,	December 31,
(In thousands)	2010	2009
Mortgage debt payable to a financial institution collateralized by real estate held for investment. Fixed interest rate of 6.29% per annum as of June 30, 2010. The note is non-recourse up to $60.0 million with a $10.0 million recourse guarantee and matures in February 2017. As of June 30, 2010, the note requires monthly interest-only payments	$70,000	$70,000
Mortgage debt payable to financial institution collateralized by real estate held for investment. Fixed interest rate of 6.32% per annum as of June 30, 2010. The non-recourse note matures in August 2014. As of June 30, 2010, the note requires monthly interest-only payments	37,000	37,000

Total	$107,000	$107,000

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
12. LINE OF CREDIT
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Transaction Services — Transaction Services advises buyers, sellers, landlords and tenants on the sale, leasing, financing and valuation of commercial property and includes our national accounts group and national affiliate program operations.
Investment Management — Investment Management includes services for acquisition, financing and disposition with respect to our investment programs, asset management services related to our programs, and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our investment programs.
We also have certain corporate-level activities including interest income from notes and advances, property rental related operations, legal administration, accounting, finance and management information systems which are not considered separate operating segments.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Management Services
Revenue	$69,911	$66,649	$142,327	$132,180
Compensation costs	9,756	8,779	19,310	18,387
Transaction commissions and related costs	4,212	2,244	10,395	5,155
Reimbursable salaries, wages and benefits	49,021	46,975	99,379	94,268
General and administrative	2,543	2,256	4,790	4,343
Provision for doubtful accounts	448	567	789	1,342

Segment operating income	3,931	5,828	7,664	8,685
Transaction Services
Revenue	54,684	38,939	96,917	72,472
Compensation costs	11,210	10,180	22,175	21,769
Transaction commissions and related costs	35,399	25,723	62,398	48,361
General and administrative	8,667	8,238	17,515	17,055
Provision for doubtful accounts	224	425	1,029	699

Segment operating loss	(816)	(5,627)	(6,200)	(15,412)
Investment Management
Revenue	8,566	13,426	18,668	29,083
Compensation costs	5,085	6,706	11,089	14,502
Transaction commissions and related costs	113	18	152	25
Reimbursable salaries, wages and benefits	2,639	2,530	4,964	4,701
General and administrative	4,096	3,644	7,152	7,998
Provision for doubtful accounts	247	10,007	706	14,345

Segment operating loss	(3,614)	(9,479)	(5,395)	(12,488)

Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating loss	(499)	(9,278)	(3,931)	(19,215)
Non-segment:
Rental and other operations, net of rental related and other expenses	1,289	2,018	3,458	3,512
Corporate overhead (compensation, general and administrative costs)	(7,570)	(11,871)	(17,880)	(24,394)
Stock based compensation	(2,778)	(3,217)	(5,797)	(6,181)
Severance and other charges	(297)	—	(3,027)	—
Depreciation and amortization	(3,370)	(2,423)	(6,628)	(4,864)
Interest	(2,729)	(5,113)	(5,048)	(8,749)
Real estate related impairments	(1,553)	(1,950)	(1,823)	(14,222)
Intangible asset impairment	(1,025)	—	(1,639)	—
Other expense	(559)	806	(682)	(1,005)

Loss from continuing operations before income tax provision	(19,091)	(31,028)	(42,997)	(75,118)
Income tax provision	(104)	(629)	(250)	(310)

Loss from continuing operations	(19,195)	(31,657)	(43,247)	(75,428)
Loss from discontinued operations	—	(961)	—	(470)

Net loss	(19,195)	(32,618)	(43,247)	(75,898)

Net (loss) income attributable to noncontrolling interests	(1,736)	190	(2,007)	(1,588)

Net loss attributable to Grubb & Ellis Company	$(17,459)	$(32,808)	$(41,240)	$(74,310)

14. DISCONTINUED OPERATIONS
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
In instances when we expect to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties held for sale continue to be fully recorded within continuing operations through the date of sale.
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
The following table summarizes the income (loss) and expense components — net of taxes that comprised discontinued operations for the three and six months ended June 30, 2009 (there were no discontinued operations for the three and six months ended June 30, 2010):

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2009	June 30, 2009
Rental income	$2,753	$7,685
Rental expense	(2,441)	(5,775)
Interest expense (including amortization of deferred financing costs)	(865)	(1,903)
Real estate related impairments	—	250
Tax benefit (provision)	218	(101)

(Loss) income from discontinued operations — net of taxes	(335)	156

Loss on disposal of discontinued operations — net of taxes	(626)	(626)

Total loss from discontinued operations	$(961)	$(470)

15. COMMITMENTS AND CONTINGENCIES
Operating Leases — We have non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which we act as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.
Rent expense under these operating leases was approximately $5.7 million and $6.2 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $12.3 million and $12.4 million for the six months ended June 30, 2010 and 2009, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Leases — Other — We are a master lessee of seven multifamily properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly rent payments averaging $795,000 over the 10-year period. Master lease rent expense under these operating leases was approximately $3.2 million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $5.6 million and $4.6 million for the six months ended June 30, 2010 and 2009, respectively. In addition, we are required to pay operating costs related to the operation, maintenance, management and security of the property. Operating costs under these operating leases was approximately $2.1 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $3.9 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively.
We sublease these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $3.8 million and $3.8 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $7.7 million and $7.5 million for the six months ended June 30, 2010 and 2009, respectively.
We are also a 50% joint venture partner of four multifamily residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from November 2014 through January 2015, require minimum monthly rent payments averaging $372,000 over the 10-year period. Master lease rent expense under these operating leases was approximately $1.1 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $2.2 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively. In addition, we are required to pay operating costs related to the operation, maintenance, management and security of the property. Operating costs under these operating leases was approximately $1.1 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $2.1 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively.
We sublease these multifamily spaces to third parties. Rental income from these subleases was approximately $2.1 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $4.3 million and $4.5 million for the six months ended June 30, 2010 and 2009, respectively.
As of June 30, 2010, we had recorded liabilities totaling $7.2 million related to such master lease arrangements, consisting of $4.6 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $2.6 million of additional loss reserves which were recorded through June 30, 2010.
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
We deferred revenues relating to these agreements of $0.1 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively. We deferred revenues relating to these agreements of $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively. Additional losses of $0 and $1.5 million related to these agreements were recorded for the three months ended June 30, 2010 and 2009, respectively, and additional losses of $0.2 million and $4.4 million related to these agreements were recorded for the six months ended June 30, 2010 and 2009, respectively, to reflect the decline in value of properties underlying the agreements with investors. As of June 30, 2010, we recorded liabilities totaling $22.9 million related to such agreements, which is included in other current liabilities, consisting of $3.8 million of cumulative deferred revenues and $19.1 million of additional losses related to these agreements. In addition, we are joint and severally liable on the non-recourse mortgage debt related to these TIC Programs totaling $276.5 million and $277.0 million as of June 30, 2010 and December 31, 2009, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third-party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recoverability of our investment in the TIC Program.
Capital Lease Obligations — We lease computers, copiers and postage equipment that are accounted for as capital leases.
General — We are involved in various claims and lawsuits arising out of the ordinary conduct of our business, as well as in connection with our participation in various joint ventures and partnerships, some of which involve substantial amounts of damages and many of which may not be covered by our insurance policies. It is difficult to predict our ultimate liability with respect to such claims and lawsuits. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our financial position or results of operations.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Guarantees — We previously provided guarantees from time to time of loans for properties under management (including properties we own). As of June 30, 2010 there were 141 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.4 billion. As of December 31, 2009, there were 146 properties under management with loan guarantees of approximately $3.6 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments as further described in Note 4.
Our guarantees consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In thousands)	2010	2009
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,339,099	$3,416,849
Non-recourse/carve-out guarantees of our debt(1)	$97,000	$97,000
Recourse guarantees of debt of properties under management	$25,898	$33,898
Recourse guarantees of our debt(2)	$10,000	$10,000

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
We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant as of June 30, 2010 and December 31, 2009. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of June 30, 2010 and December 31, 2009, we had recourse guarantees of $25.9 million and $33.9 million, respectively, relating to debt of properties under management. As of June 30, 2010 and December 31, 2009, approximately $6.6 million and $9.8 million, respectively, of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In addition, we had a recourse guarantee related to a property that was previously under management, but was sold during the year ended December 31, 2009. In connection with the sale of the property, we entered into a promissory note with the lender to repay the outstanding principal balance on the mortgage loan of $4.2 million. As of June 30, 2010, the remaining outstanding principal balance on the mortgage loan was $1.6 million. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of June 30, 2010 and December 31, 2009, we recorded a liability of $2.6 million and $3.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
Investment Program Commitments — In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of June 30, 2010 and December 31, 2009, the future funding commitments totaled approximately $2.1 million and $1.3 million, respectively.
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
Alesco Seed Capital — On November 16, 2007, we completed the acquisition of a 51.0% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Pursuant to the Intercompany Agreement between us and Alesco, dated as of November 16, 2007, we committed to invest $20.0 million in seed capital into certain real estate funds that Alesco expects to launch. Additionally, upon achievement of certain earn-out targets, we are required to purchase up to an additional 27% interest in Alesco for $15.0 million. We are allowed to use $15.0 million of seed capital to fund the earn-out payments. As of June 30, 2010, we have invested $1.5 million into the Alesco funds.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of June 30, 2010 and December 31, 2009, $4.1 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of June 30, 2010 and December 31, 2009 have recorded the cash surrender value of the policies of $1.0 million and $1.0 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. As of June 30, 2010 and December 31, 2009, we awarded an aggregate of approximately 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of June 30, 2010 and December 31, 2009, an aggregate of 5.3 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
16. PREFERRED STOCK
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
On March 4, 2010, the Board of Directors declared a dividend of $3.00 per share on our Preferred Stock to shareowners of record as of March 19, 2010, that was paid on March 31, 2010. On June 4, 2010, the Board of Directors declared a dividend of $3.00 per share on our Preferred Stock to shareowners of record as of June 18, 2010, that was paid on June 30, 2010.
We accounted for the Preferred Stock transaction in accordance with the requirements of ASC 815, Derivatives and Hedging, (“Derivatives and Hedging Topic”) and ASC Topic 480, Distinguishing Liabilities from Equity, (“Distinguishing Liabilities from Equity Topic”). Pursuant to those topics, we determined that the Preferred Stock should be accounted for as a single instrument as the terms of the Preferred Stock do not include any embedded derivatives that would require bifurcation from the host instrument. Pursuant to the Distinguishing Liabilities from Equity Topic, we determined that the Preferred Stock should not be classified as a liability as the characteristics of the Preferred Stock are more closely related to equity as there is no mandatory redemption date. According to the terms of the Preferred Stock, the Preferred Stock will only become redeemable at the option of the holder upon a Fundamental Change. In addition, we determined that there are various events and circumstances that would allow for redemption of the Preferred Stock at the option of the holders, however, several of these redemption events are not within our control and, therefore, the Preferred Stock should be classified outside of permanent equity in accordance with the Distinguishing Liabilities from Equity Topic as these events were assessed as not probable of becoming redeemable.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
17. EARNINGS (LOSS) PER SHARE
We compute earnings (loss) per share in accordance with the requirements of the Earnings Per Share Topic. Under the Earnings Per Share Topic, basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common equivalent shares of stock outstanding during the periods utilizing the treasury stock method for stock options and unvested restricted stock.
The following is a reconciliation between weighted-average shares used in the basic and diluted earnings (loss) per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator for loss per share — basic:
Loss from continuing operations	$(19,195)	$(31,657)	$(43,247)	$(75,428)
Less: Net loss (income) attributable to noncontrolling interests	1,736	(190)	2,007	1,588
Less: Preferred dividends	(2,897)	—	(5,794)	—

Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(20,356)	$(31,847)	$(47,034)	$(73,840)

Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	$—	$(961)	$—	$(470)

Net loss attributable to Grubb & Ellis Company common shareowners	$(20,356)	$(32,808)	$(47,034)	$(74,310)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Denominator for loss per share — basic:
Weighted-average number of common shares outstanding	64,644	63,587	64,503	63,557
Loss per share — basic:
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.31)	$(0.50)	$(0.73)	$(1.16)

Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	$—	$(0.02)	$—	$(0.01)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.31)	$(0.52)	$(0.73)	$(1.17)

Loss per share — diluted(1):
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.31)	$(0.50)	$(0.73)	$(1.16)

Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	$—	$(0.02)	$—	$(0.01)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.31)	$(0.52)	$(0.73)	$(1.17)

Total participating shareowners:
(as of the end of the period used to allocate earnings)
Preferred shares (as if converted to common shares)	58,527	—	58,527	—
Convertible notes (as if converted to common shares)	14,036	—	14,036	—
Unvested restricted stock	5,184	1,566	5,184	1,566
Unvested phantom stock	4,839	5,704	4,839	5,704

Total participating shares	82,586	7,270	82,586	7,270

Total vested common shares outstanding	64,741	63,653	64,741	63,653

(1)
Outstanding unvested restricted stock and options to purchase shares of common stock and restricted stock, the effect of which would be anti-dilutive, were approximately 5.6 million and 2.6 million shares as of June 30, 2010 and 2009, respectively. These shares were not included in the computation of diluted earnings per share because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods. In addition, excluded from the calculation of diluted weighted-average common shares as of June 30, 2010 and 2009 were approximately 4.8 million and 5.7 million unvested shares of phantom stock, respectively, that may be awarded to employees related to the deferred compensation plan.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
18. COMPREHENSIVE LOSS
The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net loss	$(19,195)	$(32,618)	$(43,247)	$(75,898)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments	(46)	(135)	80	(135)

Total comprehensive loss	(19,241)	(32,753)	(43,167)	(76,033)

Comprehensive (loss) income attributable to noncontrolling interests	(1,736)	190	(2,007)	(1,588)

Comprehensive loss attributable to Grubb & Ellis Company	$(17,505)	$(32,943)	$(41,160)	$(74,445)

19. CHANGES IN EQUITY
The following is a reconciliation of total equity, equity attributable to Grubb & Ellis Company and equity attributable to noncontrolling interests from December 31, 2009 to June 30, 2010:

						Total
				Accumulated		Grubb & Ellis
			Additional	Other		Company		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareowners’	Noncontrolling	Equity
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)	Interests	(Deficit)
Balance as of December 31, 2009	67,352	$674	$412,754	$—	$(412,101)	$1,327	$(151)	$1,176

Vesting of share-based compensation	—	—	5,797	—	—	5,797	—	5,797
Preferred dividend declared	—	—	(5,794)	—	—	(5,794)	—	(5,794)
Issuance of non-vested restricted shares to directors, officers and employees	2,225	22	(22)	—	—	—	—	—
Forfeiture of non-vested restricted shares	(70)	(1)	(149)	—	—	(150)	—	(150)
Consolidation of VIEs	—	—	—	—	—	—	14,740	14,740
Deconsolidation of VIEs	—	—	—	—	—	—	73	73
Consolidation of sponsored mutual fund	—	—	—	—	—	—	823	823
Contributions from noncontrolling interests	—	—	—	—	—	—	321	321
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,244)	(3,244)
Compensation expense on profit sharing arrangements	—	—	—	—	—	—	194	194
Change in unrealized gain on marketable securities	—	—	—	80	—	80	—	80
Net loss	—	—	—	—	(41,240)	(41,240)	(2,007)	(43,247)

Comprehensive loss	—	—	—	—	—	(41,160)	(2,007)	(43,167)

Balance as of June 30, 2010	69,507	$695	$412,586	$80	$(453,341)	$(39,980)	$(10,749)	$(29,231)

During the six months ended June 30, 2010 and 2009, we granted 2,225,000 and 411,000 restricted shares of common stock, respectively.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
20. OTHER RELATED PARTY TRANSACTIONS
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
We also pay for the organizational, offering and related expenses on behalf of Apartment REIT’s follow-on offering and Healthcare REIT II’s initial offering. These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT II in connection with these offerings. These expenses only become a liability of Apartment REIT and Healthcare REIT II to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the offerings. As of June 30, 2010 and December 31, 2009, we have incurred expenses of $2.2 million and $1.6 million, respectively, in excess of 1.0% of the gross proceeds of the Apartment REIT follow-on offering. As of June 30, 2010 and December 31, 2009, we have incurred expenses of $2.4 million and $2.0 million, respectively, in excess of 1.0% of the gross proceeds of the Healthcare REIT II initial offering. We anticipate that such amounts will be reimbursed in the future from the offering proceeds of Apartment REIT and Healthcare REIT II.
Management Fees — We provide both transaction and management services to parties, which are related to one of our principal shareowners and directors (collectively, “Kojaian Companies”). In addition, we also pay asset management fees to Kojaian Companies related to properties we manage on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by us for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, net of asset management fees paid to Kojaian Companies, was $1.3 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively, and $2.5 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively.
Other Related Party — Grubb & Ellis Realty Investors, LLC (“GERI”), which is wholly owned by us, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of June 30, 2010 and December 31, 2009, Andrea R. Biller, our General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC and GERI owned an 82.0% interest. As of June 30, 2010 and December 31, 2009, Stanley J. Olander, our Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of June 30, 2010 and December 31, 2009, each of Ms. Biller and Mr. Hanson, our Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC and GERI owned a 64.0% interest.
The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by us as a profit sharing arrangement. We record compensation expense when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC, includes distributions earned of $18,000 and $0 for the six months ended June 30, 2010 and 2009. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions earned of $88,000 and $65,000, respectively, to Ms. Biller, and $88,000 and $65,000, respectively, to Mr. Hanson, and $0 and $88,000, respectively, to Mr. Thompson, for the six months ended June 30, 2010 and 2009, respectively. Any allocable earnings attributable to GERI’s ownership interests are paid to GERI on a quarterly basis.
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
21. INCOME TAXES
The components of income tax (provision) benefit from continuing operations for the three months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Current:
Federal	$—	$—	$—	$—
State	(92)	(9)	(161)	(6)
Foreign	(12)	—	(89)	—

	(104)	(9)	(250)	(6)

Deferred:
Federal	—	(1,119)	—	(258)
State	—	499	—	(46)

	—	(620)	—	(304)

	$(104)	$(629)	$(250)	$(310)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We recorded net prepaid taxes totaling approximately $1.1 million as of June 30, 2010, comprised primarily of state tax refunds receivable and state prepaid taxes.
As of December 31, 2009, federal net operating loss carryforwards in the amount of approximately $75.5 million were available to us, translating to a deferred tax asset before valuation allowance of $26.5 million. These NOLs will expire between 2027 and 2030. The increase in deferred tax assets in 2009 related to the federal net operating loss has been offset by an increase in the valuation allowance of $25.3 million as the future utilization of the NOL is uncertain. On April 27, 2010, we elected to carry back approximately $14.5 million of our 2009 federal loss to 2006 and 2007 to claim a refund of taxes paid of $5.0 million. We received $4.991 million of this refund during the quarter and have a nine thousand dollar remaining refund claim.
We also have state net operating loss carryforwards from December 31, 2009 and previous periods totaling $185.3 million, translating to a deferred tax asset of $13.1 million before valuation allowances. These state NOLs will begin to expire in 2017. The increase in deferred tax assets in 2009 related to state net operating losses has been offset by an increase in the valuation allowances of $5.2 million as the future utilization of these state NOLs is uncertain.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to the cumulative pre-tax book loss in the past three years and the inherent volatility of our business in recent years, we believe that this negative evidence supports the position that a valuation allowance is required pursuant to ASC 740, Income Taxes, (“Income Taxes Topic”). As of June 30, 2010, $100.4 million of deferred tax assets do not satisfy the recognition criteria set forth in the Income Taxes Topic. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the six months ended June 30, 2010, our valuation allowances increased by approximately $14.7 million.
The differences between the total income tax (provision) benefit from continuing operations for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35% for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Federal income taxes at the statutory rate	$6,075	$10,926	$14,347	$25,735
State income taxes net of federal benefit	212	1,302	961	3,001
Non-deductible expenses	(429)	(35)	(743)	(1,019)
Change in valuation allowance	(5,950)	(13,018)	(14,726)	(28,224)
Other	(12)	196	(89)	197

Provision for income taxes	$(104)	$(629)	$(250)	$(310)

22. SUBSEQUENT EVENTS
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers
On August 9, 2010, we announced the appointment of Michael J. Rispoli as executive vice president and chief financial officer of the Company, effective immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Interim Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (as defined below) in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond the Company’s ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect the Company’s ability to obtain these results and value include, among other things: (i) the slowdown in the volume and the decline in the transaction values of sales and leasing transactions, (ii) the general economic downturn and recessionary pressures on business in general, (iii) a prolonged and pronounced recession in real estate markets and values, (iv) the unavailability of credit to finance real estate transactions in general, and the Company’s tenant-in-common programs in particular, (v) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (vi) the success of current and new investment programs, (vii) the success of new initiatives and investments, (viii) an unfavorable outcome in the amount the Company may be required to pay in any known or unknown litigation dispute; (ix) the inability to attain expected levels of revenue, performance, brand equity in general, and in the current macroeconomic and credit environment in particular, and (x) other factors described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, filed on April 30, 2010.
Overview and Background
We report our revenue by three operating business segments in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, (“Segment Reporting Topic”). Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for unrelated third parties and the properties owned by the programs we sponsors; Transaction Services, which comprises our real estate brokerage operations; and Investment Management, which includes providing acquisition, financing, disposition and asset management services with respect to our investment programs and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our REIT, TIC and other investment programs. Additional information on these business segments can be found in Note 13 of Notes to Consolidated Financial Statements in Item 1 of this Report.
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
Pursuant to the requirements of ASC Topic 810, Consolidation, (“Consolidation Topic”) that existed prior to January 1, 2010, we consolidated VIEs if we determined if we were the primary beneficiary of the VIE. We were deemed to be the primary beneficiary of the VIE if we were to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. However, under the requirements that exist subsequent to January 1, 2010, we are deemed to be the primary beneficiary of the VIE if we have a variable interest in the VIE that provides us with a controlling financial interest. Our variable interest provides us with a controlling financial interest if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIEs primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of our VIEs.

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 1, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Overview
We reported revenue of $140.7 million for the three months ended June 30, 2010, compared with revenue of $126.8 million for the same period in 2009. The increase in revenue as compared to the prior year period can be attributed to increased sales and leasing transactions from Transaction Services and increased reimbursable property management fees from Management Services. The decrease in Investment Management business revenue resulted in a reduction of our asset and property management fees resulting from a reduction in our assets under management by approximately 20.3% from $6.9 billion as of June 30, 2009 to $5.5 billion as of June 30, 2010.
The net loss attributable to Grubb & Ellis Company common shareowners for the second quarter of 2010 was $20.4 million, or $0.31 per diluted share, and included non-cash charges of $1.6 million for real estate related impairments and $1.0 million for intangible asset impairment and a $1.6 million charge, which includes an allowance for bad debt primarily on related party receivables and advances. In addition, the three-month results included approximately $2.8 million of share-based compensation and $0.9 million for amortization of identified intangible assets.
We reported revenue of $273.2 million for the six months ended June 30, 2010, compared with revenue of $249.0 million for the same period in 2009. The increase in revenue as compared to the prior year period can be attributed to increased sales and leasing transactions from Transaction Services and increased reimbursable property management fees from Management Services. The decrease in Investment Management business revenue resulted in a reduction of our asset and property management fees resulting from a reduction in our assets under management by approximately 20.3% from $6.9 billion as of June 30, 2009 to $5.5 billion as of June 30, 2010.
The net loss attributable to Grubb & Ellis Company common shareowners for the first six months of 2010 was $47.0 million, or $0.73 per diluted share, and included non-cash charges of $1.8 million for real estate related impairments and $1.6 million for intangible asset impairment and a $3.3 million charge, which includes an allowance for bad debt primarily on related party receivables and advances. In addition, the six-month results included approximately $5.8 million of share-based compensation and $1.7 million for amortization of identified intangible assets.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	June 30,		Change
(In thousands)	2010	2009	$	%
Revenue
Management services	$69,911	$66,649	$3,262	4.9%
Transaction services	54,684	38,939	15,745	40.4
Investment management	8,566	13,426	(4,860)	(36.2)
Rental related	7,585	7,823	(238)	(3.0)

Total revenue	140,746	126,837	13,909	11.0

Operating Expense
Compensation costs	124,588	112,462	12,126	10.8
General and administrative	18,961	20,082	(1,121)	(5.6)
Provision for doubtful accounts	1,634	11,059	(9,425)	(85.2)
Depreciation and amortization	3,370	2,423	947	39.1
Rental related	5,418	5,582	(164)	(2.9)
Interest	2,729	5,113	(2,384)	(46.6)
Real estate related impairments	1,553	1,950	(397)	(20.4)
Intangible asset impairment	1,025	—	1,025	—

Total operating expense	159,278	158,671	607	0.4

Operating Loss	(18,532)	(31,834)	13,302	41.8

Other (Expense) Income
Equity in losses of unconsolidated entities	(392)	(180)	(212)	(117.8)
Interest income	116	139	(23)	(16.5)
Other (expense) income	(283)	847	(1,130)	(133.4)

Total other (expense) income	(559)	806	(1,365)	(169.4)

Loss from continuing operations before income tax provision	(19,091)	(31,028)	11,937	38.5
Income tax provision	(104)	(629)	525	83.5

Loss from continuing operations	(19,195)	(31,657)	12,462	39.4

Discontinued operations
Loss from discontinued operations — net of taxes	—	(335)	335	100.0
Loss on disposal of discontinued operations — net of taxes	—	(626)	626	100.0

Total loss from discontinued operations	—	(961)	961	100.0

Net loss	(19,195)	(32,618)	13,423	41.2
Net (loss) income attributable to noncontrolling interests	(1,736)	190	(1,926)	(1,013.7)

Net loss attributable to Grubb & Ellis Company	(17,459)	(32,808)	15,349	46.8
Preferred stock dividends	(2,897)	—	(2,897)	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(20,356)	$(32,808)	$12,452	38.0%

Revenue
Management Services Revenue
Management Services revenue increased $3.3 million, or 4.9%, to $69.9 million for the three months ended June 30, 2010, compared to approximately $66.6 million for the same period in 2009, which reflects a shift in the composition of the portfolio from 2009. As of June 30, 2010, we managed approximately 240.1 million square feet of commercial real estate and multifamily property, including 22.2 million square feet of our Investment Management portfolio compared to 241.8 million square feet of property as of June 30, 2009.

Transaction Services Revenue
Transaction Services revenue increased $15.7 million, or 40.4%, to $54.7 million for the three months ended June 30, 2010, compared to approximately $38.9 million for the same period in 2009 due to increased sales and leasing transaction volume and values. Leasing activity represented approximately 73% of the total sales and leasing transaction revenue in 2010, while sales accounted for 27% of sales and leasing transaction revenue. In 2009, the revenue breakdown was 81% leasing and 19% sales. As of June 30, 2010, we had 880 brokers, up from 824 as of December 31, 2009.
Investment Management Revenue
Investment Management revenue decreased $4.9 million, or 36.2%, to $8.6 million for the three months ended June 30, 2010, compared to approximately $13.4 million for the same period in 2009. Investment Management revenue reflects revenue generated through the fee structure of the various investment products which includes acquisition and loan fees of approximately $1.3 million and management fees from sponsored programs of $5.8 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
In total, $38.7 million in equity was raised for our investment programs for the three months ended June 30, 2010, compared with $210.9 million in the same period in 2009. The decrease was driven by a decrease in equity raised by our public non-traded REITs. During the three months ended June 30, 2010, our public non-traded REIT programs raised $38.7 million, a decrease of 81.5% from the $208.7 million equity raised in the same period in 2009. The decrease in equity raised by our public non-traded REITs is a result of the termination of the dealer-manager agreement of our first sponsored healthcare REIT in August 2009 and the start-up of our new Healthcare REIT II program which commenced sales on September 21, 2009.
Acquisition and loan fees increased approximately $0.5 million, or 62.5%, to approximately $1.3 million for the three months ended June 30, 2010, compared to approximately $0.8 million for the same period in 2009. The quarter-over-quarter increase in acquisition and loan fees was primarily attributed to an increase of $0.3 million in fees earned from our REIT programs.
Management fees from sponsored programs decreased approximately $2.8 million, or 32.9%, to $5.8 million for the three months ended June 30, 2010, compared to approximately $8.5 million for the same period in 2009, which primarily reflects lower average fees on TIC programs and a reduction in square feet under management.
Broker dealer revenue decreased approximately $2.4 million, or 75.0%, to $0.8 million for the three months ended June 30, 2010, compared to approximately $3.2 million for the same period in 2009, as a result of lower equity raised by our public non-traded REITs.
Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to our TIC programs. Rental revenue also includes revenue from two properties held for investment.
Operating Expense Overview
Operating expenses increased approximately $0.6 million, or 0.4%, to $159.3 million for the three months ended June 30, 2010, compared to approximately $158.7 million for the same period in 2009. This increase reflects an increase in compensation costs of $12.1 million, an increase in depreciation and amortization of $0.9 million and an increase in intangible asset impairment of $1.0 million offset by decreases in general and administrative expense of $1.1 million, a decrease in provision for doubtful accounts of $9.4 million, and a decrease in interest expense of $2.4 million.

Compensation Costs
Compensation costs increased approximately $12.1 million, or 10.8%, to $124.6 million for the three months ended June 30, 2010, compared to approximately $112.5 million for the same period in 2009 due to increases in transaction commissions and related costs of $11.7 million as a result of increased sales and leasing activity and increases in reimbursable salaries, wages and benefits of $2.2 million related to an increase in management services revenue. Decreases in other compensation costs of $1.8 million relate to a reduction in headcount. The following table summarizes compensation costs by segment for the periods indicated.

	Three Months Ended
	June 30,		Change
	2010	2009	$
MANAGEMENT SERVICES
Compensation costs	$9,756	$8,779	$977
Transaction commissions and related costs	4,212	2,244	1,968
Reimbursable salaries, wages and benefits	49,021	46,975	2,046

Total	62,989	57,998	4,991
TRANSACTION SERVICES
Compensation costs	11,210	10,180	1,030
Transaction commissions and related costs	35,399	25,723	9,676

Total	46,609	35,903	10,706
INVESTMENT MANAGEMENT
Compensation costs	5,085	6,706	(1,621)
Transaction commissions and related costs	113	18	95
Reimbursable salaries, wages and benefits	2,639	2,530	109

Total	7,837	9,254	(1,417)
Compensation costs related to corporate overhead	4,235	6,090	(1,855)
Severance costs	140	—	140
Stock based compensation	2,778	3,217	(439)

Total compensation costs	$124,588	$112,462	$12,126

General and Administrative
General and administrative expense decreased approximately $1.1 million, or 5.6%, to $19.0 million for the three months ended June 30, 2010, compared to approximately $20.1 million for the same period in 2009 and includes decreases related to management’s cost saving efforts.
General and administrative expense was 13.5% of total revenue for the three months ended June 30, 2010, compared with 15.8% for the same period in 2009.
Provision for Doubtful Accounts
Provision for doubtful accounts decreased approximately $9.4 million, or 85.2%, to $1.6 million for the three months ended June 30, 2010, compared to $11.0 million for the same period in 2009 primarily due to a decrease in the provision for reserves on related party receivables and advances to sponsored investment programs. The decrease in the provision for doubtful accounts in the current year reflects the stabilization of real estate pricing. Significant reserves were recorded in the prior year as a result of the deterioration in the real estate market.
Depreciation and Amortization
Depreciation and amortization expense increased approximately $0.9 million, or 39.1%, to $3.4 million for the three months ended June 30, 2010, compared to approximately $2.4 million for the same period in 2009 due to increases in depreciation and amortization of approximately $1.3 million related to two properties held for investment as of June 30, 2010, which were previously held for sale in 2009. There was no depreciation and amortization recorded for these two properties when they were held for sale in 2009. Offsetting the increase in depreciation and amortization was a decrease of $0.4 million related to fixed assets that had been fully depreciated in the prior year. Included in depreciation and amortization expense for the three months ended June 30, 2010 and 2009 was $0.9 million and $0.8 million, respectively, for amortization of identified intangible assets.
Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to our TIC programs. Rental expense also includes expense from two properties held for investment.

Interest Expense
Interest expense decreased approximately $2.4 million, or 46.6%, to $2.7 million for the three months ended June 30, 2010, compared to $5.1 million for the same period in 2009. The decrease in interest expense is primarily due to the repayment in full of our line of credit in November 2009, partially offset by interest expense related to our Convertible Notes issued in May 2010.
Real Estate Related Impairments
We recognized impairment charges of approximately $1.6 million during the three months ended June 30, 2010 related to certain unconsolidated real estate investments and funding commitments for obligations related to certain of the Company’s sponsored real estate programs. During the three months ended June 30, 2009, we recognized impairment charges of approximately $2.0 million related to certain unconsolidated real estate investments.
Intangible Asset Impairment
We recognized intangible asset impairment charges related to the impairment of intangible contract rights of approximately $1.0 million during the three months ended June 30, 2010. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees are improbable. As a result, we recorded an impairment charge of approximately $1.0 million related to the impaired intangible contract rights during the three months ended June 30, 2010. There were no charges to impairments during the three months ended June 30, 2009 related to intangible contract rights.
Equity in Losses of Unconsolidated Entities
Equity in losses includes $0.4 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, related to our investment in five joint ventures and certain LLCs and other LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated properties.
Other (Expense) Income
Other (expense) income of ($0.3) million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively, includes investment (losses) income related to Alesco of ($0.2) million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively.
Discontinued Operations
In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, (“Property, Plant, and Equipment Topic”), for the three months ended June 30, 2009, discontinued operations primarily includes the net income (loss) of two properties that were sold and two properties that were abandoned under the accounting standards during the year ended December 31, 2009. There was no income (loss) from discontinued operations for the three months ended June 30, 2010.
Income Tax
The Company recognized a tax expense from continuing operations of approximately $0.1 million for the three months ended June 30, 2010, compared to a tax expense of $0.6 million for the same period in 2009. In 2010 and 2009, the reported effective income tax rates were 0.5% and 2.0%, respectively. The 2010 and 2009 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 21 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)

Net (Loss) Income Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests increased by $1.9 million, or 1,013.7%, to $1.7 million during the three months ended June 30, 2010, compared to net income attributable to noncontrolling interests of $0.2 million for the same period in 2009. The increase in net loss attributable to noncontrolling interests includes $0.6 million in provision for doubtful accounts related to a reserve on an outstanding advance at one of our consolidated VIEs and $0.6 million in real estate related impairments recorded at one of our consolidated VIEs related to the investment in the underlying property.
Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, we recognized a net loss of $17.5 million for the three months ended June 30, 2010, compared to a net loss of $32.8 million for the same period in 2009.
Net Loss Attributable to Grubb & Ellis Company Common Shareowners
We paid $2.9 million in preferred stock dividends during the three months ended June 30, 2010 resulting in a net loss attributable to our common shareowners of $20.4 million, or $0.31 per diluted share, compared to a net loss attributable to our common shareowners of $32.8 million, or $0.52 per diluted share, for the same period in 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
The following summarizes comparative results of operations for the periods indicated.

	Six Months Ended
	June 30,		Change
(In thousands)	2010	2009	$	%
Revenue
Management services	$142,327	$132,180	$10,147	7.7%
Transaction services	96,917	72,472	24,445	33.7
Investment management	18,668	29,083	(10,415)	(35.8)
Rental related	15,299	15,255	44	0.3

Total revenue	273,211	248,990	24,221	9.7

Operating Expense
Compensation costs	248,902	225,733	23,169	10.3
General and administrative	37,400	41,860	(4,460)	(10.7)
Provision for doubtful accounts	3,301	16,477	(13,176)	(80.0)
Depreciation and amortization	6,628	4,864	1,764	36.3
Rental related	10,785	11,198	(413)	(3.7)
Interest	5,048	8,749	(3,701)	(42.3)
Real estate related impairments	1,823	14,222	(12,399)	(87.2)
Intangible asset impairment	1,639	—	1,639	—

Total operating expense	315,526	323,103	(7,577)	(2.3)

Operating Loss	(42,315)	(74,113)	31,798	42.9

Other (Expense) Income
Equity in losses of unconsolidated entities	(606)	(1,411)	805	57.1
Interest income	162	284	(122)	(43.0)
Other (expense) income	(238)	122	(360)	(295.1)

Total other expense	(682)	(1,005)	323	32.1

Loss from continuing operations before income tax provision	(42,997)	(75,118)	32,121	42.8
Income tax provision	(250)	(310)	60	19.4

Loss from continuing operations	(43,247)	(75,428)	32,181	42.7

Discontinued operations
Income from discontinued operations — net of taxes	—	156	(156)	(100.0)
Loss on disposal of discontinued operations — net of taxes	—	(626)	626	100.0

Total loss from discontinued operations	—	(470)	470	100.0

Net loss	(43,247)	(75,898)	32,651	43.0
Net loss attributable to noncontrolling interests	(2,007)	(1,588)	(419)	(26.4)

Net loss attributable to Grubb & Ellis Company	(41,240)	(74,310)	33,070	44.5
Preferred stock dividends	(5,794)	—	(5,794)	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(47,034)	$(74,310)	$27,276	36.7%

Revenue
Management Services Revenue
Management Services revenue increased $10.1 million, or 7.7%, to $142.3 million for the six months ended June 30, 2010, compared to approximately $132.2 million for the same period in 2009, which reflects a shift in the composition of the portfolio from 2009. As of June 30, 2010, we managed approximately 240.1 million square feet of commercial real estate and multifamily property, including 22.2 million square feet of our Investment Management portfolio compared to 241.8 million square feet of property as of June 30, 2009.
Transaction Services Revenue
Transaction Services revenue increased $24.4 million, or 33.7%, to $96.9 million for the six months ended June 30, 2010, compared to approximately $72.5 million for the same period in 2009 due to increased sales and leasing transaction volume and values. Leasing activity represented approximately 74% of the total sales and leasing transaction revenue in 2010, while sales accounted for 26% of sales and leasing transaction revenue. In 2009, the revenue breakdown was 80% leasing and 20% sales. As of June 30, 2010, we had 880 brokers, up from 824 as of December 31, 2009.
Investment Management Revenue
Investment Management revenue decreased $10.4 million, or 35.8%, to $18.7 million for the six months ended June 30, 2010, compared to approximately $29.1 million for the same period in 2009. Investment Management revenue reflects revenue generated through the fee structure of the various investment products which includes acquisition and loan fees of approximately $5.2 million and management fees from sponsored programs of $10.4 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
In total, $69.5 million in equity was raised for our investment programs for the six months ended June 30, 2010, compared with $421.0 million in the same period in 2009. The decrease was driven by a decrease in equity raised by our public non-traded REITs. During the six months ended June 30, 2010, our public non-traded REIT programs raised $68.6 million, a decrease of 83.1% from the $406.5 million equity raised in the same period in 2009. The decrease in equity raised by our public non-traded REITs is a result of the termination of the dealer-manager agreement of our first sponsored healthcare REIT in August 2009 and the start-up of our new Healthcare REIT II program which commenced sales on September 21, 2009.
Acquisition and loan fees increased approximately $2.2 million, or 73.3%, to approximately $5.2 million for the six months ended June 30, 2010, compared to approximately $3.0 million for the same period in 2009. The increase in acquisition and loan fees was primarily attributed to an increase of $2.9 million in fees earned from our REIT programs partially offset by a decrease in fees earned from our TIC programs of $1.0 million.
Management fees from sponsored programs decreased approximately $6.6 million, or 38.8%, to $10.4 million for the six months ended June 30, 2010, compared to approximately $17.0 million for the same period in 2009, which primarily reflects lower average fees on TIC programs and a reduction in square feet under management.
Broker dealer revenue decreased approximately $5.0 million, or 76.9%, to $1.5 million for the six months ended June 30, 2010, compared to approximately $6.5 million for the same period in 2009, as a result of lower equity raised by our public non-traded REITs.
Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to our TIC programs. Rental revenue also includes revenue from two properties held for investment.
Operating Expense Overview
Operating expenses decreased approximately $7.6 million, or 2.3%, to $315.5 million for the six months ended June 30, 2010, compared to approximately $323.1 million for the same period in 2009. This decrease reflects a decrease in general and administrative expense of $4.5 million, a decrease in provision for doubtful accounts of $13.2 million, a decrease in real estate related impairments of $12.4 million and a decrease in interest expense of $3.7 million offset by an increase in compensation costs of $23.2 million, an increase in depreciation and amortization of $1.8 million and an increase in intangible asset impairment of $1.6 million.

Compensation Costs
Compensation costs increased approximately $23.2 million, or 10.3%, to $248.9 million for the six months ended June 30, 2010, compared to approximately $225.7 million for the same period in 2009 due to increases in transaction commissions and related costs of $19.4 million as a result of increased sales and leasing activity and increases in reimbursable salaries, wages and benefits of $5.4 million related to an increase in management services revenue. Decreases in other compensation costs of $4.5 million related to a reduction in headcount and decreases in salaries offset by costs incurred of $2.9 million for severance costs for a net decrease of $1.6 million. The following table summarizes compensation costs by segment for the periods indicated.

	Six Months Ended
	June 30,		Change
	2010	2009	$
MANAGEMENT SERVICES
Compensation costs	$19,310	$18,387	$923
Transaction commissions and related costs	10,395	5,155	5,240
Reimbursable salaries, wages and benefits	99,379	94,268	5,111

Total	129,084	117,810	11,274
TRANSACTION SERVICES
Compensation costs	22,175	21,769	406
Transaction commissions and related costs	62,398	48,361	14,037

Total	84,573	70,130	14,443
INVESTMENT MANAGEMENT
Compensation costs	11,089	14,502	(3,413)
Transaction commissions and related costs	152	25	127
Reimbursable salaries, wages and benefits	4,964	4,701	263

Total	16,205	19,228	(3,023)
Compensation costs related to corporate overhead	10,373	12,384	(2,011)
Severance costs	2,870	—	2,870
Stock based compensation	5,797	6,181	(384)

Total compensation costs	$248,902	$225,733	$23,169

General and Administrative
General and administrative expense decreased approximately $4.5 million, or 10.7%, to $37.4 million for the six months ended June 30, 2010, compared to approximately $41.9 million for the same period in 2009 and includes decreases in audit fees as the prior year included fees due to the restatement of prior year financials and decreases related to management’s cost saving efforts.
General and administrative expense was 13.7% of total revenue for the six months ended June 30, 2010, compared with 16.8% for the same period in 2009.
Provision for Doubtful Accounts
Provision for doubtful accounts decreased approximately $13.2 million, or 80.0%, to $3.3 million for the six months ended June 30, 2010, compared to $16.5 million for the same period in 2009 primarily due to a decrease in the provision for reserves on related party receivables and advances to sponsored investment programs. The decrease in the provision for doubtful accounts in the current year reflects the stabilization of real estate pricing. Significant reserves were recorded in the prior year as a result of the deterioration in the real estate market.

Depreciation and Amortization
Depreciation and amortization expense increased approximately $1.8 million, or 36.3%, to $6.6 million for the six months ended June 30, 2010, compared to approximately $4.9 million for the same period in 2009 due to increases in depreciation and amortization of approximately $2.5 million related to two properties held for investment as of June 30, 2010 which were previously held for sale in 2009. There was no depreciation and amortization recorded for these two properties when they were held for sale in 2009. Partially offsetting the increase in depreciation and amortization was a decrease of $0.7 million related to fixed assets that had been fully depreciated in the prior year. Included in depreciation and amortization expense for the six months ended June 30, 2010 and 2009 was $1.7 million and $1.6 million, respectively, for amortization of identified intangible assets.
Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to our TIC programs. Rental expense also includes expense from two properties held for investment.
Interest Expense
Interest expense decreased approximately $3.7 million, or 42.3%, to $5.0 million for the six months ended June 30, 2010, compared to $8.7 million for the same period in 2009. The decrease in interest expense is primarily due to the repayment in full of our line of credit in November 2009.
Real Estate Related Impairments
We recognized impairment charges of approximately $1.8 million during the six months ended June 30, 2010 related to certain unconsolidated real estate investments and funding commitments for obligations related to certain of the Company’s sponsored real estate programs. During the six months ended June 30, 2009, we recognized impairment charges of approximately $14.2 million which includes $7.2 million related to certain unconsolidated real estate investments and $7.0 million related to two properties held for investment.
Intangible Asset Impairment
We recognized intangible asset impairment charges related to the impairment of intangible contract rights of approximately $1.6 million during the six months ended June 30, 2010. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees are improbable. As a result, we recorded an impairment charge of approximately $1.6 million related to the impaired intangible contract rights during the six months ended June 30, 2010. There were no charges to impairments during the six months ended June 30, 2009 related to intangible contract rights.
Equity in Losses of Unconsolidated Entities
Equity in losses includes $0.6 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively, related to our investment in five joint ventures and certain LLCs and other LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated properties.

Discontinued Operations
In accordance with the requirements of the Property, Plant, and Equipment Topic, for the six months ended June 30, 2009, discontinued operations primarily includes the net income (loss) of two properties that were sold and two properties that were abandoned under the accounting standards during the year ended December 31, 2009. There was no income (loss) from discontinued operations for the six months ended June 30, 2010.
Income Tax
The Company recognized a tax expense from continuing operations of approximately $0.2 million for the six months ended June 30, 2010, compared to a tax expense of $0.3 million for the same period in 2009. In 2010 and 2009, the reported effective income tax rates were 0.6% and 0.4%, respectively. The 2010 and 2009 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 21 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests increased by $0.4 million, or 26.4%, to $2.0 million during the six months ended June 30, 2010, compared to net loss attributable to noncontrolling interests of $1.6 million for the same period in 2009.
Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, we recognized a net loss of $41.2 million for the six months ended June 30, 2010, compared to a net loss of $74.3 million for the same period in 2009.
Net Loss Attributable to Grubb & Ellis Company Common Shareowners
We paid $5.8 million in preferred stock dividends during the six months ended June 30, 2010 resulting in a net loss attributable to our common shareowners of $47.0 million, or $0.73 per diluted share, compared to a net loss attributable to our common shareowners of $74.3 million, or $1.17 per diluted share, for the same period in 2009.
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

EBITDA and Adjusted EBITDA are not a substitute for GAAP net income or cash flow and do not provide a measure of our ability to fund future cash requirements. Other companies may calculate EBITDA and Adjusted EBITDA differently than we have and, therefore, EBITDA and Adjusted EBITDA have material limitations as a comparative performance measure. The following tables reconcile EBITDA and Adjusted EBITDA with the net loss attributable to Grubb & Ellis Company for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,	June 30,	Change
	2010	2009	$	%
Net loss attributable to Grubb & Ellis Company	$(17,459)	$(32,808)	$15,349	46.8%
Discontinued operations	—	961	(961)	(100.0)
Interest expense	2,729	5,113	(2,384)	(46.6)
Interest income	(116)	(139)	23	16.5
Depreciation and amortization	3,370	2,423	947	39.1
Intangible asset impairment	1,025	—	1,025	—
Taxes	104	629	(525)	(83.5)

EBITDA	(10,347)	(23,821)	13,474	56.6
Charges related to sponsored programs	1,068	9,744	(8,676)	(89.0)
Real estate related impairment	1,553	1,950	(397)	(20.4)
Stock based compensation	2,778	3,217	(439)	(13.6)
Amortization of signing bonuses	1,742	1,862	(120)	(6.4)
Severance and other charges	297	—	297	—
Real estate operations	(1,945)	(2,335)	390	16.7
Other	(462)	94	(556)	(591.5)

Adjusted EBITDA	$(5,316)	$(9,289)	$3,973	42.8%

	Six Months Ended
	June 30,	June 30,	Change
	2010	2009	$	%
Net loss attributable to Grubb & Ellis Company	$(41,240)	$(74,310)	$33,070	44.5%
Discontinued operations	—	470	(470)	(100.0)
Interest expense	5,048	8,749	(3,701)	(42.3)
Interest income	(162)	(284)	122	43.0
Depreciation and amortization	6,628	4,864	1,764	36.3
Intangible asset impairment	1,639	—	1,639	—
Taxes	250	310	(60)	(19.4)

EBITDA	(27,837)	(60,201)	32,364	53.8
Charges related to sponsored programs	1,687	14,421	(12,734)	(88.3)
Real estate related impairment	1,823	14,222	(12,399)	(87.2)
Stock based compensation	5,797	6,181	(384)	(6.2)
Amortization of signing bonuses	3,549	3,815	(266)	(7.0)
Severance and other charges	3,027	—	3,027	—
Real estate operations	(4,011)	(4,300)	289	6.7
Other	(462)	94	(556)	(591.5)

Adjusted EBITDA	$(16,427)	$(25,768)	$9,341	36.3%

Liquidity and Capital Resources
We expect to meet our long-term liquidity needs, which may include principal repayments of debt obligations and capital expenditures, through current and retained cash flow earnings, the sale of real estate properties and proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. We may seek to obtain new secured or unsecured lines of credit in the future.
Cash Flow
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net cash used in operating activities improved by $9.5 million to $20.0 million for the six months ended June 30, 2010, compared to net cash used in operating activities of $29.5 million for the same period in 2009. Net cash used in operating activities included a decrease in net loss of $32.7 million adjusted for decreases in non-cash reconciling items, the most significant of which included a $12.1 million decrease in real estate related impairments, a $2.3 million decrease in allowance for doubtful accounts and a $0.8 million decrease in equity in losses of unconsolidated entities.

Net cash provided by investing activities was $2.8 million and $84.5 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, net cash provided by investing activities related primarily to proceeds from the repayment of advances to related parties net of advances to related parties of $4.2 million offset by purchases of marketable equity securities of $1.0 million and purchases of property and equipment of $1.3 million. For the six months ended June 30, 2009, net cash provided by investing activities related primarily to proceeds from sale of properties of $93.5 million offset by purchases of property and equipment of $2.0 million, tenant improvement and capital expenditures of $1.7 million and purchases of marketable equity securities of $3.4 million.
Net cash provided by (used in) financing activities was $20.2 million and ($73.1) million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, net cash provided by financing activities related primarily to the net cash proceeds of $29.9 million from the issuance of convertible notes offset by the payment of preferred dividends of $5.8 million and distributions to noncontrolling interests of $3.2 million. For the six months ended June 30, 2009, net cash used in financing activities related primarily to the repayment of mortgage notes and capital lease obligations of $77.9 million offset by contributions from noncontrolling interests of $4.6 million.
Commitments, Contingencies and Other Contractual Obligations
Contractual Obligations — We lease office space throughout the United States through non-cancelable operating leases, which expire at various dates through June 30, 2020.
During the second quarter of 2010, we completed the offering (“Offering”) of $31.5 million unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the Securities Act of 1933, as amended. The Convertible Notes shall pay interest at a rate of 7.95% per year payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. The Convertible Notes are convertible into common stock at an initial conversion price of approximately $2.24 per share, or a 17.5% premium above the closing price of our common stock on May 3, 2010. The conversion rate is subject to adjustment in certain circumstances. We may not redeem the Convertible Notes prior to May 6, 2013. On or after May 6, 2013 and prior to the maturity date, we may redeem for cash all or part of the Convertible Notes at 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, to but excluding the redemption date.
Other than the $31.5 million note offering described above, there have been no significant changes in our contractual obligations since December 31, 2009.
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
We deferred revenues relating to these agreements of $0.1 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively. We deferred revenues relating to these agreements of $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively. Additional losses of $0 and $1.5 million related to these agreements were recorded for the three months ended June 30, 2010 and 2009, respectively, and additional losses of $0.2 million and $4.4 million related to these agreements were recorded for the six months ended June 30, 2010 and 2009, respectively, to reflect the decline in value of properties underlying the agreements with investors. As of June 30, 2010, we recorded liabilities totaling $22.9 million related to such agreements, which is included in other current liabilities, consisting of $3.8 million of cumulative deferred revenues and $19.1 million of additional losses related to these agreements.
Guarantees — We previously provided guarantees from time to time of loans for properties under management (including properties we own). As of June 30, 2010, there were 141 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.4 billion. As of December 31, 2009, there were 146 properties under management with loan guarantees of approximately $3.6 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are joint and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments as further described in Note 4 of the Notes to Consolidated Financial Statements.

Our guarantees consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In thousands)	2010	2009
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,339,099	$3,416,849
Non-recourse/carve-out guarantees of our debt(1)	$97,000	$97,000
Recourse guarantees of debt of properties under management	$25,898	$33,898
Recourse guarantees of our debt(2)	$10,000	$10,000

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
We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant as of June 30, 2010 and December 31, 2009. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of June 30, 2010 and December 31, 2009, we had recourse guarantees of $25.9 million and $33.9 million, respectively, relating to debt of properties under management. As of June 30, 2010 and December 31, 2009, approximately $6.6 million and $9.8 million, respectively, of these recourse guarantees relate to debt that has matured or is not currently in compliance with certain loan covenants. In addition, we had a recourse guarantee related to a property that was previously under management, but was sold during the year ended December 31, 2009. In connection with the sale of the property, we entered into a promissory note with the lender to repay the outstanding principal balance on the mortgage loan of $4.2 million. As of June 30, 2010, the remaining outstanding principal balance on the mortgage loan was $1.6 million. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of June 30, 2010 and December 31, 2009, we recorded a liability of $2.6 million and $3.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of June 30, 2010 and December 31, 2008, $4.1 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of June 30, 2010 and December 31, 2009 have recorded the cash surrender value of the policies of $1.0 million and $1.0 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. As of June 30, 2010 and December 31, 2009, we awarded an aggregate of 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of June 30, 2010 and December 31, 2009, an aggregate of 5.3 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be interest rate risk. As of June 30, 2010, we had no outstanding variable rate debt; therefore we believe we have no interest rate risk. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we had entered into derivative financial instruments such as interest rate swap and cap agreements when appropriate and may do so in the future. We had no such agreements outstanding as of June 30, 2010.
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
The table below presents, as of June 30, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013		2014	Thereafter		Total	Fair Value
Fixed rate debt — principal payments	$—	$—	$—	$16,277	(1)	$37,000	$101,500	(2)	$154,777	$142,346
Weighted average interest rate on maturing debt	—	—	—	8.75%		6.32%	6.81%		6.89%	—

(1)	Assumes the exercise of two one-year extension options, extending the maturity date on the senior notes to August 1, 2013. The interest rate will increase to 9.25% per annum during any extension.

(2)	Excludes unamortized debt discount of $1.5 million on convertible notes.
Mortgage notes were $107.0 million as of June 30, 2010 and December 31, 2009 and had a fair value of $94.9 million and $94.5 million, respectively. As of June 30, 2010 and December 31, 2009, we had $16.3 million in senior notes outstanding with a fair value of $15.9 million and $15.8 million, respectively. As of June 30, 2010, we had $30.0 million in convertible notes outstanding (which includes an unamortized debt discount of $1.5 million) with a fair value of $25.9 million. We did not have any convertible notes outstanding as of December 31, 2009. As of June 30, 2010 and December 31, 2009, the effective interest rates on our fixed rate mortgage loans, senior notes and convertible notes ranged from 6.29% to 8.75% and a weighted average effective interest rate of 6.89% per annum.
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

Our Management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2010, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Our Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION1
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, filed on April 30, 2010, except as noted below.
There are risks associated with our outstanding indebtedness.
During the second quarter of 2010, we issued $31.5 million of senior unsecured notes due 2015 which are convertible into shares of our common stock (the “Convertible Notes”), and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal on our indebtedness is dependent upon our ability to manage our business operations. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of June 30, 2010 and December 31, 2009, $4.1 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of June 30, 2010 and December 31, 2009 have recorded the cash surrender value of the policies of $1.0 million and $1.0 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. As of June 30, 2010 and December 31, 2009, we awarded an aggregate of 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of June 30, 2010 and December 31, 2009, an aggregate of 5.3 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.

On May 20, 2010, pursuant to our 2006 Omnibus Equity Plan, we granted an employee an aggregate of 100,000 restricted shares of our common stock which vest in equal one-third installments on each of the next three anniversaries of the date of grant and had an aggregate fair market value of $135,000 on the date of grant.

The issuance of restricted shares in the transaction described above were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act, as amended, as such transaction did not involve a public offering by the Company.

During the second quarter of 2010, we completed our offering (“Offering”) of $31.5 million of unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the Securities Act of 1933, as amended. The Convertible Notes shall pay interest at a rate of 7.95% per year semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. The Convertible Notes are convertible into common stock at an initial conversion price of approximately $2.24 per share, or a 17.5% premium above the closing price of our common stock on May 3, 2010. The conversion rate is subject to adjustment in certain circumstances.
We received net proceeds from the Offering of approximately $29.4 million after deducting all estimated offering expenses. We intend to use the net proceeds from the Offering to fund growth initiatives, short-term working capital and for general corporate purposes.
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

Registration Rights Agreement
In connection with the Offering, we have entered into a registration rights agreement pursuant to which we have agreed to file with the SEC a shelf registration statement registering the resale of the notes and the shares of common stock issuable upon conversion of the Convertible Notes no later than June 30, 2010, and to use commercially reasonable efforts to cause the shelf registration statement to become effective within 85 days of May 7, 2010, or within 115 days of the closing date of the Offering if the registration statement is reviewed by the SEC. The shelf registration statement was filed on June 25, 2010 and became effective on July 19, 2010.
We have an obligation to continue to keep the shelf registration statement effective for a certain period of time, subject to certain suspension periods under certain circumstances. In the event that we fail to keep the registration statement effective in excess of such permissible suspension periods, we will be obligated to pay additional interest to holders of the Convertible Notes in an amount equal to 0.25% of the principal amount of the outstanding Convertible Notes to and including the 90th day following any such registration default and 0.50% of the principal amount of the outstanding Convertible Notes from and after the 91st day following any such registration default. Such additional interest will accrue until the date prior to the day the default is cured, or until the Convertible Notes are converted.
Item 4. [Removed and Reserved.]
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

[1]	Items 3 and 5 are not applicable for the six months ended June 30, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
/s/ Michael J. Rispoli
Michael J. Rispoli
Chief Financial Officer (Principal Financial Officer)
Date: August 12, 2010

Grubb & Ellis Company
EXHIBIT INDEX
For the quarter ended June 30, 2010

Exhibit
(31†)	Section 302 Certifications
(32†)	Section 906 Certification

†	Filed herewith.