Form 10-Q
period 2010-09-30
GRUBB & ELLIS CO
filed 2010-11-12
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 29, 2010 was 69,419,590 shares.

GRUBB & ELLIS COMPANY

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $233 and $581 from VIEs, respectively)	$19,557	$39,101
Restricted cash (including $253 and $36 from VIEs, respectively)	12,524	13,875
Investment in marketable equity securities (including $1,651 and $147 from VIEs, respectively)	2,711	690
Accounts receivable from related parties — net (including $0 and $3 from VIEs, respectively)	3,551	9,169
Notes and advances to related parties — net (including $3,651 and $0 from VIEs, respectively)	4,078	1,019
Service fees receivable — net (including $567 and $1,076 from VIEs, respectively)	31,255	30,293
Current portion of professional service contracts — net	3,818	3,626
Real estate deposits and pre-acquisition costs	809	1,321
Prepaid expenses and other assets (including $195 and $38 from VIEs, respectively)	14,549	21,489

Total current assets	92,852	120,583
Accounts receivable from related parties — net	15,583	15,609
Notes and advances to related parties — net (including $4,500 and $0 from VIEs, respectively)	16,320	14,607
Professional service contracts — net	5,595	7,271
Investments in unconsolidated entities (including $5,017 and $2,239 from VIEs, respectively)	5,666	3,783
Properties held for investment — net	81,959	82,189
Property, equipment and leasehold improvements — net (including $0 and $17 from VIEs, respectively)	10,958	13,190
Goodwill	1,264	—
Identified intangible assets — net (including $26 and $44 from VIEs, respectively)	91,275	94,952
Other assets — net (including $68 and $6 from VIEs, respectively)	5,978	5,140

Total assets	$327,450	$357,324

LIABILITIES AND SHAREOWNERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $329 and $769 from VIEs, respectively)	$57,253	$62,867
Due to related parties (including $681 and $681 from VIEs, respectively)	3,025	2,267
Current portion of capital lease obligations	813	939
Other liabilities	31,715	38,864

Total current liabilities	92,806	104,937
Long-term liabilities:
Senior notes	16,277	16,277
Convertible notes	30,054	—
Mortgage notes	107,000	107,000
Capital lease obligations (including $0 and $13 from VIEs, respectively)	135	755
Other long-term liabilities	11,399	11,622
Deferred tax liabilities	25,486	25,477

Total liabilities	283,157	266,068
Commitment and contingencies (Note 15)
Preferred stock: 12% cumulative participating perpetual convertible; $0.01 par value; 1,000,000 authorized as of September 30, 2010 and December 31, 2009; 965,700 shares issued and outstanding as of September 30, 2010 and December 31, 2009	90,080	90,080
Shareowners’ (deficit) equity:
Preferred stock: $0.01 par value; 19,000,000 shares authorized as of September 30, 2010 and December 31, 2009; no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock: $0.01 par value; 200,000,000 shares authorized as of September 30, 2010 and December 31, 2009; 69,419,590 and 67,352,440 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	694	674
Additional paid-in capital	411,299	412,754
Accumulated deficit	(468,146)	(412,101)
Other comprehensive income	193	—

Total Grubb & Ellis Company shareowners’ (deficit) equity	(55,960)	1,327

Noncontrolling interests (including $9,829 and ($507) from VIEs, respectively)	10,173	(151)

Total (deficit) equity	(45,787)	1,176

Total liabilities and shareowners’ (deficit) equity	$327,450	$357,324

The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUE
Management services	$65,329	$67,456	$207,656	$199,636
Transaction services	59,907	46,321	156,824	118,793
Investment management	11,303	14,829	29,971	43,912
Rental related	7,744	7,499	23,043	22,754

Total revenue	144,283	136,105	417,494	385,095

OPERATING EXPENSE
Compensation costs	126,547	116,339	375,449	342,072
General and administrative	18,402	18,674	55,802	60,534
Provision for doubtful accounts	1,643	6,791	4,944	23,268
Depreciation and amortization	3,610	3,504	10,238	8,368
Rental related	5,459	4,961	16,244	16,159
Interest	2,985	3,741	8,033	12,490
Real estate related impairments	750	2,393	2,573	16,615
Intangible asset impairment	338	583	1,977	583

Total operating expense	159,734	156,986	475,260	480,089

OPERATING LOSS	(15,451)	(20,881)	(57,766)	(94,994)

OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated entities	(479)	(224)	(1,085)	(1,635)
Interest income	46	188	208	472
Other income	717	272	479	394

Total other income (expense)	284	236	(398)	(769)

Loss from continuing operations before income tax provision	(15,167)	(20,645)	(58,164)	(95,763)
Income tax provision	(149)	(277)	(399)	(587)

Loss from continuing operations	(15,316)	(20,922)	(58,563)	(96,350)

Discontinued operations
(Loss) income from discontinued operations — net of taxes	—	(535)	—	(379)
Loss on disposal of discontinued operations — net of taxes	—	—	—	(626)

Total loss from discontinued operations	—	(535)	—	(1,005)

NET LOSS	(15,316)	(21,457)	(58,563)	(97,355)
Net loss attributable to noncontrolling interests	(511)	(98)	(2,518)	(1,686)

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY	(14,805)	(21,359)	(56,045)	(95,669)
Preferred stock dividends	(2,897)	—	(8,691)	—

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY COMMON SHAREOWNERS	$(17,702)	$(21,359)	$(64,736)	$(95,669)

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.27)	$(0.33)	$(1.00)	$(1.49)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	(0.01)	—	(0.02)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.27)	$(0.34)	$(1.00)	$(1.51)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.27)	$(0.33)	$(1.00)	$(1.49)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	(0.01)	—	(0.02)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.27)	$(0.34)	$(1.00)	$(1.51)

Basic weighted average shares outstanding	64,860	63,628	64,624	63,618

Diluted weighted average shares outstanding	64,860	63,628	64,624	63,618

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,563)	$(97,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of real estate	—	1,031
Equity in losses of unconsolidated entities	1,085	1,635
Depreciation and amortization (including amortization of signing bonuses)	15,065	12,770
Impairment of real estate	2,573	16,365
Impairment of intangible assets	1,977	583
Stock-based compensation	7,427	8,734
Allowance for uncollectible accounts	4,944	12,824
Other	982	3,609
Changes in operating assets and liabilities:
Accounts receivable from related parties	4,084	9,750
Prepaid expenses and other assets	(996)	7,463
Accounts payable and accrued expenses	(7,262)	(7,167)
Other liabilities	(6,443)	704

Net cash used in operating activities	(35,127)	(29,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash effect from deconsolidation of VIE	(184)	—
Purchases of property and equipment	(2,468)	(2,332)
Tenant improvements and capital expenditures	(2,098)	(2,571)
Purchases of marketable equity securities, net	(873)	(4,231)
Advances to related parties	(649)	(4,263)
Proceeds from repayment of advances to related parties	4,872	1,934
Investments in unconsolidated entities, net	(396)	(3,872)
Sale of tenant-in-common interest in unconsolidated entities	391	—
Proceeds from sale of properties	—	93,471
(Payments of) proceeds from collection of real estate deposits and pre-acquisition costs, net	(430)	1,712
Acquisition of business, net of cash acquired	(2,100)	—
Change in restricted cash	3,039	1,337

Net cash (used in) provided by investing activities	(896)	81,185

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of mortgage notes and capital lease obligations, net	(733)	(78,218)
Other financing costs	(520)	(1,593)
Proceeds from the issuance of convertible notes, net	29,925	—
Dividends paid to preferred stockholders	(8,691)	—
Contributions from noncontrolling interests	389	5,827
Distributions to noncontrolling interests	(3,891)	(1,689)

Net cash provided by (used in) financing activities	16,479	(75,673)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,544)	(23,541)
Cash and cash equivalents — Beginning of period	39,101	32,985

Cash and cash equivalents — End of period	$19,557	$9,444

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Issuance of warrants	$—	$534

Capital lease obligations	$—	$2,274

Consolidation of assets held by VIEs	$15,917	$—

Consolidation of liabilities held by VIEs	$699	$—

Consolidation of noncontrolling interests held by VIEs	$15,218	$—

Deconsolidation of assets held by VIEs	$338	$—

Deconsolidation of liabilities held by VIEs	$411	$—

Deconsolidation of noncontrolling interests held by VIEs	$73	$—

Consolidation of assets related to sponsored mutual fund	$823	$—

Consolidation of noncontrolling interests related to sponsored mutual fund	$823	$—

Deconsolidation of sponsored mutual fund	$—	$5,517

Acquisition of business	$659	$—

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
The adoption of the amendment to the requirements of the Consolidation Topic resulted in the following impact to our Consolidated Balance Sheet as of January 1, 2010: (i) assets increased by $14.9 million, (ii) liabilities increased by $0.1 million and (iii) noncontrolling interests increased by $14.8 million. See the parenthetical disclosures on our Consolidated Balance Sheets regarding amounts of VIEs assets and liabilities that are consolidated as of September 30, 2010 and December 31, 2009.

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
Restricted Cash
Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties as well as cash reserve accounts held for the benefit of various insurance providers. As of September 30, 2010 and December 31, 2009, the restricted cash balance was $12.5 million and $13.9 million, respectively.
Fair Value Measurements
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
The following table presents financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the nine months ended September 30, 2010:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable	Total
(In thousands)	September 30,	Assets	Inputs	Inputs	Impairment
Assets	2010	Level 1	Level 2	Level 3	Losses
Investments in marketable equity securities	$2,711	$2,711	$—	$—	$—
Property held for investment	$81,959	$—	$—	$81,959	$—
Investments in unconsolidated entities	$5,666	$—	$—	$5,666	$(646)
Life insurance contracts	$1,035	$—	$1,035	$—	$—
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
The fair value of our mortgage notes, senior notes, convertible notes and preferred stock is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2010, the fair values of our mortgage notes, senior notes, convertible notes and preferred stock were calculated to be approximately $95.0 million, $16.0 million, $27.6 million and $86.9 million, respectively, compared to the carrying values of $107.0 million, $16.3 million, $30.1 million (which includes an unamortized debt discount of $1.4 million) and $90.1 million, respectively. As of December 31, 2009, the fair values of our mortgage notes, senior notes and preferred stock were approximately $94.5 million, $15.8 million and $94.6 million, respectively, compared to the carrying values of $107.0 million, $16.3 million and $90.1 million, respectively. The amounts recorded for accounts receivable, notes receivable, advances and accounts payable and accrued liabilities approximate fair value due to their short-term nature.
Litigation
We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. Therefore, we have recorded reserves related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote, or is not estimable and, therefore, no liability is recorded. Assessing the likely outcome of pending litigation, including the amount of potential loss, if any, is highly subjective. Our judgments regarding likelihood of loss and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting the outcome of jury trials, arbitration hearings, settlement discussions and related activity, and various other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future could significantly exceed our current estimates.
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
2. MARKETABLE SECURITIES
The historical cost and estimated fair value of the available-for-sale marketable securities held by us are as follows:

	As of September 30, 2010				As of December 31, 2009
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$867	$193	$—	$1,060	$543	$—	$—	$543

There were no sales of marketable equity securities during the nine month periods ended September 30, 2010 or 2009.
Investments in Limited Partnerships
We served as general partner and investment advisor, through our 51.0% ownership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”), to one limited partnership and as investment advisor to three mutual funds as of September 30, 2010 and December 31, 2009. As of September 30, 2010 and December 31, 2009, the limited partnership, Grubb & Ellis AGA Real Estate Investment Fund LP, is required to be consolidated in accordance with the requirements of the Consolidation Topic. In addition, as of September 30, 2010, one mutual fund, Grubb & Ellis AGA International Realty Fund, is required to be consolidated in accordance with the requirements of the Consolidation Topic.
For the three and nine months ended September 30, 2010, Alesco had investment income of approximately $0.3 million and $0.1 million, respectively. For the three and nine months ended September 30, 2009, Alesco had investment income of approximately $0.3 million and $0.6 million, respectively. The investment income is related to the limited partnership and mutual funds and is reflected in other income and offset in non-controlling interest in loss of consolidated entities on the statements of operations. As of September 30, 2010 and December 31, 2009, the consolidated limited partnership and mutual fund had assets of approximately $1.7 million and $0.1 million, respectively, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.
The following table reflects trading securities and their original cost, gross unrealized appreciation and depreciation, and estimated market value:

	As of September 30, 2010				As of December 31, 2009
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$1,431	$253	$(33)	$1,651	$170	$—	$(23)	$147

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
	(Unaudited)				(Unaudited)
Equity securities	$9	$20	$256	$285	$15	$45	$220	$280
Less investment expenses	(8)	—	—	(8)	(6)	—	—	(6)

	$1	$20	$256	$277	$9	$45	$220	$274

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Investment				Investment
(In thousands)	Income	Realized	Unrealized	Total	Income	Realized	Unrealized	Total
	(Unaudited)				(Unaudited)
Equity securities	$44	$119	$(8)	$155	$206	$(191)	$640	$655
Less investment expenses	(22)	—	—	(22)	(26)	—	—	(26)

	$22	$119	$(8)	$133	$180	$(191)	$640	$629

3. RELATED PARTIES
Related party balances are summarized below:
Accounts Receivable
Accounts receivable from related parties consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009
Accrued property and asset management fees	$17,684	$21,564
Accrued lease commissions	5,572	7,449
Other accrued fees	2,411	2,200
Accounts receivable from sponsored REITs	4,932	3,696
Accrued real estate acquisition fees	—	697
Other receivables	642	162

Total	31,241	35,768
Allowance for uncollectible receivables	(12,107)	(10,990)

Accounts receivable from related parties — net	19,134	24,778
Less portion classified as current	(3,551)	(9,169)

Non-current portion	$15,583	$15,609

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Advances to Related Parties
We make advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less unless extended by us, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009
Notes and advances to related parties	$31,352	$28,302
Allowance for uncollectible advances	(10,954)	(12,676)

Notes and advances to related parties — net	20,398	15,626
Less portion classified as current	(4,078)	(1,019)

Non-current portion	$16,320	$14,607

Notes and advances to related parties as of September 30, 2010 includes $8.2 million advanced by a VIE that was consolidated as of January 1, 2010 pursuant to an amendment to the requirements of the Consolidation Topic which was effective as of January 1, 2010.
In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of September 30, 2010, the future funding commitments under the guarantee totaled approximately $2.0 million.
Note Receivable From Related Party
Included in notes and advances to related parties is a note receivable from Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”) of $7.8 million and $9.1 million as of September 30, 2010 and December 31, 2009, respectively. The note has an interest rate of 4.5% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect, and a maturity date of January 1, 2011. The interest rate payable under the note is subject to a one-time adjustment to a maximum rate of 6.0% per annum, which will be evaluated and may be adjusted by us, in our sole discretion, on July 1, 2010. The interest rate was not adjusted on July 1, 2010 and remains at 4.5% per annum.
On August 11, 2010, we executed the Amended Consolidated Promissory Note with Apartment REIT. The material terms of the Amended Consolidated Promissory Note extends the maturity date from January 1, 2011 to July 17, 2012, and fixes the interest rate at 4.5% per annum and the default interest rate at 6.5% per annum.
On November 1, 2010, we terminated our advisory and dealer-manager relationship with Apartment REIT. See Note 22 for further information.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Our Investment Management segment is a sponsor of TIC Programs and related formation LLCs. As of September 30, 2010 we had investments in 12 LLCs that are VIEs in which we are the primary beneficiary. This includes an additional three LLCs that were consolidated as of January 1, 2010 pursuant to an amendment to the requirements of the Consolidation Topic, two LLCs that were consolidated in the second and third quarters of 2010 as a result of equity investments we made in the LLC during the second and third quarters of 2010. These LLCs hold interests in our TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of September 30, 2010 was $5.1 million and $0.1 million, respectively. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2009 was $2.3 million and $25,000, respectively. The assets of these LLCs are only used to settle the liabilities associated with these LLCs. In addition, each consolidated VIE is joint and severally liable on the non-recourse mortgage debt related to the interest in our TIC investment totaling $412.6 million and $277.0 million as of September 30, 2010 and December 31, 2009, respectively. This non-recourse mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the requirements of ASC Topic 860, Transfers and Servicing, (“Transfers and Servicing Topic”) for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of our investments.
We are also a sponsor of an LLC that was formed for the primary purpose of providing mezzanine financing to entities acquiring, investing in, holding, developing, managing, operating, selling, selling undivided interests in, or owning direct and indirect interests in real estate. The LLC provides capital to TIC Programs in the form of advances. We have guaranteed the collectability of certain advances this LLC has made to various TIC Programs which we have determined represents a variable interest in the LLC. As of September 30, 2010, the future funding commitments totaled approximately $2.0 million. In accordance with the requirements of the amendment to the Consolidation Topic, we determined that we are the primary beneficiary of this LLC, which is a VIE, and consolidated this LLC as of January 1, 2010. The carrying value of the assets and liabilities associated with this LLC as of September 30, 2010 were $8.5 million and $2,000, respectively. The assets of the LLC are only used to settle the liabilities associated with the LLC.
We have a 51.0% equity interest in an LLC that serves as an investment advisor to a limited partnership and mutual fund programs. This LLC is a VIE in which we are the primary beneficiary. The carrying value of the assets and liabilities associated with this VIE as of September 30, 2010 was $1.8 million and $0.3 million, respectively. The carrying value of the assets and liabilities associated with this VIE as of December 31, 2009 was $0.4 million and $0.2 million, respectively. The assets of the LLC are only used to settle the liabilities associated with the LLC.
We have a 67.0% equity interest in an LLC that invests in and manages foreign entities. Further, this LLC has a 49.0% equity interest in an LLC that provides property management and facilities management services. These LLCs are VIEs in which we are the primary beneficiary. The carrying value of the assets and liabilities associated with these VIEs as of September 30, 2010 was $0.8 million and $0.6 million, respectively. The carrying value of the assets and liabilities associated with these VIEs as of December 31, 2009 was $1.3 million and $1.0 million, respectively. The assets of these LLCs are only used to settle the liabilities associated with these LLCs.
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
We advanced $2.7 million and $2.1 million during the nine months ended September 30, 2010 and 2009 to one of our consolidated VIEs to fund operations. In addition, we invested an additional $0.5 million in our unconsolidated VIE during the nine months ended September 30, 2010 to fund operations. We may provide additional financial support to our consolidated and unconsolidated VIEs in the future; however, we are not contractually required to do so.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
If an entity is determined to not be a VIE under the requirements of the Consolidation Topic, then the entity is evaluated for consolidation under the requirements of ASC Topic 970, Real Estate — General, (“Real Estate — General Topic”), as amended by the requirements of the Consolidation Topic.
As of September 30, 2010 and December 31, 2009, we had a number of entities that were determined to be VIEs that did not meet the consolidation requirements of the Consolidation Topic. The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was ($0.2) million and $0.3 million as of September 30, 2010 and December 31, 2009, respectively, and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment, future funding commitments and mortgage debt guarantees. There were no future funding commitments as of September 30, 2010 and December 31, 2009 related to these unconsolidated VIEs. In addition, as of September 30, 2010 and December 31, 2009, these unconsolidated VIEs are joint and severally liable on non-recourse mortgage debt totaling $0 and $93.3 million, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the requirements of Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We considered the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of our investment or outstanding deposits and advances. In evaluating the recovery of the TIC investment, we evaluated the likelihood that the lender would foreclose on the VIE’s interest in the TIC to satisfy the obligation.
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of September 30, 2010 and December 31, 2009, we held investments in five joint ventures totaling $0.3 million and $0.4 million, respectively, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to the requirements of the Consolidation Topic, we have consolidated seven LLCs which have investments in unconsolidated entities totaling $2.1 million and $2.2 million as of September 30, 2010 and December 31, 2009, respectively. In addition, pursuant to the requirements of an amendment to the Consolidation Topic which were effective as of January 1, 2010, we have consolidated five LLCs which have investments in unconsolidated entities totaling $2.9 million as of September 30, 2010 and have deconsolidated a joint venture that was previously consolidated as of December 31, 2009. Accordingly, we now reflect an investment in such joint venture of ($0.2) million as of September 30, 2010. The remaining amounts within investments in unconsolidated entities of $0.6 million and $1.2 million as of September 30, 2010 and December 31, 2009, respectively, are related to various LLCs, which represent ownership interests in each property of less than 1.0% and are accounted for under the cost method of accounting.
6. PROPERTY HELD FOR INVESTMENT
Property held for investment consisted of the following:

		September 30,	December 31,
(In thousands)	Useful Life	2010	2009
Building and capital improvements	39 years	$73,783	$73,712
Tenant improvements	1—12 years	8,983	6,955
Accumulated depreciation		(10,287)	(7,958)

Total		72,479	72,709
Land		9,480	9,480

Property held for investment, net		$81,959	$82,189

We recognized $0.8 million and $2.3 million of depreciation expense related to the two properties held for investment for the three and nine months ended September 30, 2010, respectively. We recognized $0.6 million and $0.6 million of depreciation expense related to the two properties held for investment for the three and nine months ended September 30, 2009, respectively. Both of these properties were previously held for sale and one was reclassified as held for investment as of June 30, 2009 and the other was reclassified as held for investment as of September 30, 2009. During the periods each property was held for sale, we did not record any depreciation expense related to the property. In accordance with ASC Topic 360, Property, Plant and Equipment, (“Property, Plant and Equipment Topic”), we record catch up depreciation during the period a property is reclassified as held for investment if the carrying value of the property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment is less than the fair value of the property at the date of the subsequent decision not to sell.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. BUSINESS COMBINATIONS
In March 2010, we acquired a regional commercial real estate services company for $1.0 million. In July 2010, we purchased 60% of the outstanding membership interests in a regional commercial real estate services company for $2.0 million. We previously owned a 40% interest in such company and following the completion of the transaction, we became the owner of 100% of the membership interests. In accordance with the requirements of ASC 805, Business Combinations, (“Business Combinations Topic”), we remeasured our previously held 40% interest at its acquisition date fair value of $0.7 million and recognized the resulting $0.5 million gain in earnings during the third quarter of 2010, which is included in other income on the statement of operations. In remeasuring the acquisition date fair value of our previously held interest, we measured the fair value of the tangible and identified intangible assets acquired and liabilities assumed. The fair value of the tangible assets acquired and liabilities assumed were generally based on the book value of such assets and liabilities due to their short term-nature. The fair value of the identified intangible assets acquired (customer relationships and customer backlog) was based on the present value of projected future earnings associated with clients transacting business with the office we acquired.
We allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date as follows (in thousands):

Cash	$250
Accounts receivable	370
Prepaid expenses and other assets	(247)
Property and equipment	140
Indentified intangible assets	2,245
Goodwill	1,264
Accounts payable and accrued expenses	(559)
Gain on remeasurement of previously held interest	(454)

Total purchase price	$3,009

Pro forma financial information has not been included as it is immaterial.
8. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

		September 30,	December 31,
(In thousands)	Useful Life	2010	2009
Non-amortizing intangible assets:
Trade name	Indefinite	$64,100	$64,100
Amortizing intangible assets:
Identified intangible assets
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	9,420	11,186
Affiliate agreements	20 years	10,600	10,600
Customer relationships	5 to 7 years	7,113	5,400
Customer backlog	1 year	532	—
Internally developed software	4 years	6,200	6,200
Other contract rights	5 to 7 years	953	1,164
Non-compete and employment agreements	3 to 4 years	97	97

		34,915	34,647
Accumulated amortization		(13,906)	(11,387)

Identified intangible assets, net		21,009	23,260

Identified intangible assets of properties held for investment
In place leases and tenant relationships	1 to 104 months	11,510	11,510
Above market leases	1 to 92 months	2,364	2,364

		13,874	13,874
Accumulated amortization		(7,708)	(6,282)

Identified intangible assets of properties held for investment, net		6,166	7,592

Total identified intangible assets, net		$91,275	$94,952

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amortization expense for intangible contract rights is charged as a reduction to investment management revenue in the applicable period. The amortization of the contract rights will be applied based on the net relative value of disposition fees realized when properties are sold. There was no amortization expense recorded for contract rights for the three and nine months ended September 30, 2010 and 2009. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees was improbable. As a result, we recorded an impairment charge of approximately $0.3 million and $2.0 million related to the impaired intangible contract rights for the three and nine months ended September 30, 2010, respectively. We recorded impairment charges of $0.6 million and $0.6 million for the three and nine months ended September 30, 2009. Amortization expense recorded for the remaining identified intangible assets was approximately $0.8 million and $2.5 million for the three and nine months ended September 30, 2010, respectively. Amortization expense recorded for the remaining identified intangible assets was approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2009, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the in place leases and tenant relationships was approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2010. Amortization expense recorded for the in place leases and tenant relationships was approximately $0.3 million for the three and nine months ended September 30, 2009. The two properties were previously held for sale and one was reclassified as held for investment as of June 30, 2009 and the other was reclassified as held for investment as of September 30, 2009. In accordance with the provisions of the Property, Plant and Equipment Topic, we determined that the carrying value of the property before the property was classified as held for sale adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment was greater than the fair value of the property at the date of the subsequent decision not to sell and as such, made no additional adjustments to the carrying value of the asset as of September 30, 2009. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the above market leases was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively. Amortization expense recorded for the above market leases was approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2009, respectively. Amortization expense is charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.
9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009
Accrued liabilities	$13,570	$11,744
Salaries and related costs	14,726	14,592
Accounts payable	13,490	17,864
Broker commissions	7,936	8,807
Bonuses	5,283	7,797
Property management fees and commissions due to third parties	2,248	2,063

Total	$57,253	$62,867

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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We received net proceeds from the Offering of approximately $29.4 million after deducting all estimated offering expenses. We are using the net proceeds from the Offering to fund growth initiatives, short-term working capital and for general corporate purposes.
Holders of the Notes may convert notes into shares of our common stock at the initial conversion rate of 445.583 shares per $1,000 principal amount of the Notes (equal to a conversion price of approximately $2.24 per share of our common stock), subject to adjustment in certain events (but not for accrued interest) at any time prior to the close of business on the scheduled trading day before the stated maturity date. In addition, following certain corporate transactions, we will increase the conversion rate for a holder who elects to convert in connection with such corporate transaction by a number of additional shares of our common stock as set forth in the Indenture.
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
We may not redeem the Convertible Notes prior to May 6, 2013. On or after May 6, 2013 and prior to the maturity date, we may redeem for cash all or part of the Convertible Notes at 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, up to but excluding the redemption date.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
11. MORTGAGE NOTES
Mortgage notes consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009
Mortgage debt payable to a financial institution collateralized by real estate held for investment. Fixed interest rate of 6.29% per annum as of September 30, 2010. The note is non-recourse up to $60.0 million with a $10.0 million recourse guarantee and matures in February 2017. As of September 30, 2010, the note requires monthly interest-only payments	$70,000	$70,000
Mortgage debt payable to financial institution collateralized by real estate held for investment. Fixed interest rate of 6.32% per annum as of September 30, 2010. The non-recourse note matures in August 2014. As of September 30, 2010, the note requires monthly interest-only payments	37,000	37,000

Total	$107,000	$107,000

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
We amended our Credit Facility four times: on August 5, 2008; November 4, 2008; May 20, 2009; and, September 30, 2009. In conjunction with the May 20, 2009 amendment, among other things, we issued warrants to the lenders giving them the right, commencing October 1, 2009, to purchase common stock equal to 15% of our common stock on a fully diluted basis if we did not effect the recapitalization required by the May 20th amendment. We calculated the fair value of the warrants to be $534,000 and recorded such amount in shareowners’ equity with a corresponding debt discount to the line of credit balance. Such debt discount amount was fully amortized into interest expense as of December 31, 2009 as a result of the repayment of the Credit Facility as discussed below. The September 30th amendment, among other things, extended the time to effect a recapitalization under our Credit Facility from September 30, 2009 to November 30, 2009 and also extended the date on which the warrants could first be executed from October 1, 2009 to December 1, 2009. In addition, pursuant to the September 30th amendment, we also received the right to prepay our Credit Facility in full at any time on or prior to November 30, 2009 at a discounted amount equal to 65% of the aggregate principal amount outstanding. On November 6, 2009, concurrently with the closing of the private placement of our 12% cumulative participating perpetual convertible preferred stock, we repaid our Credit Facility in full at the discounted amount equal to $43.4 million and the Credit Facility was terminated in accordance with its terms (as such, the warrants never became exercisable). As a result of the early repayment of the Credit Facility, we recorded a gain on early extinguishment of debt of $21.9 million, or $0.35 per common share, net of expenses, for the year ended December 31, 2009.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Management Services
Revenue	$65,329	$67,456	$207,656	$199,636
Compensation costs	8,260	9,315	27,569	27,702
Transaction commissions and related costs	3,625	2,192	14,020	7,346
Reimbursable salaries, wages and benefits	45,975	48,333	145,354	142,601
General and administrative	2,280	2,081	7,070	6,424
Provision for doubtful accounts	482	276	1,271	1,619

Segment operating income	4,707	5,259	12,372	13,944
Transaction Services
Revenue	59,907	46,321	156,824	118,793
Compensation costs	13,094	11,216	35,270	32,986
Transaction commissions and related costs	39,927	29,377	102,325	77,982
General and administrative	8,752	7,858	26,267	24,913
Provision for doubtful accounts	145	(153)	1,173	546

Segment operating loss	(2,011)	(1,977)	(8,211)	(17,634)
Investment Management
Revenue	11,303	14,829	29,971	43,912
Compensation costs	5,400	6,235	16,643	20,919
Reimbursable salaries, wages and benefits	2,588	2,376	7,551	7,077
General and administrative	3,920	3,556	11,071	11,554
Provision for doubtful accounts	795	6,694	1,501	21,039

Segment operating loss	(1,400)	(4,032)	(6,795)	(16,677)
Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating income (loss)	1,296	(750)	(2,634)	(20,367)
Non-segment:
Rental and other operations, net of rental related and other expenses	2,142	2,497	5,599	6,012
Corporate overhead (compensation, general and administrative costs)	(8,069)	(9,855)	(25,949)	(33,850)
Stock based compensation	(1,629)	(2,552)	(7,427)	(8,733)
Severance and other charges	(1,508)	—	(4,534)	—
Depreciation and amortization	(3,610)	(3,504)	(10,238)	(8,368)
Interest	(2,985)	(3,741)	(8,033)	(12,490)
Real estate related impairments	(750)	(2,393)	(2,573)	(16,615)
Intangible asset impairment	(338)	(583)	(1,977)	(583)
Other income (expense)	284	236	(398)	(769)

Loss from continuing operations before income tax provision	(15,167)	(20,645)	(58,164)	(95,763)
Income tax provision	(149)	(277)	(399)	(587)

Loss from continuing operations	(15,316)	(20,922)	(58,563)	(96,350)
Loss from discontinued operations	—	(535)	—	(1,005)

Net loss	(15,316)	(21,457)	(58,563)	(97,355)

Net loss attributable to noncontrolling interests	(511)	(98)	(2,518)	(1,686)

Net loss attributable to Grubb & Ellis Company	$(14,805)	$(21,359)	$(56,045)	$(95,669)

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
The following table summarizes the income (loss) and expense components — net of taxes that comprised discontinued operations for the three and nine months ended September 30, 2009 (there were no discontinued operations for the three and nine months ended September 30, 2010):

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009
Rental income	$1,299	$8,983
Rental expense	(1,695)	(7,469)
Interest expense (including amortization of deferred financing costs)	(484)	(2,387)
Real estate related impairments	—	250
Tax benefit	345	244

Loss from discontinued operations — net of taxes	(535)	(379)

Loss on disposal of discontinued operations — net of taxes	—	(626)

Total loss from discontinued operations	$(535)	$(1,005)

15. COMMITMENTS AND CONTINGENCIES
Operating Leases — We have non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which we act as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.
Rent expense under these operating leases was approximately $6.0 million and $6.0 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $18.3 million and $18.5 million for the nine months ended September 30, 2010 and 2009, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.
Operating Leases — Other — We are a master lessee of seven multifamily properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly rent payments averaging $795,000 over the 10-year period. On September 29, 2010, we were terminated as the master lessee on four of these multifamily properties. Master lease rent expense under these operating leases was approximately $2.3 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $7.9 million and $6.9 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, we are required to pay operating costs related to the operation, maintenance, management and security of the property. Operating costs under these operating leases was approximately $2.6 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $6.5 million and $5.6 million for the nine months ended September 30, 2010 and 2009, respectively.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We sublease these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $3.8 million and $3.8 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $11.5 million and $11.3 million for the nine months ended September 30, 2010 and 2009, respectively.
We are also a 50% joint venture partner of four multifamily residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from November 2014 through January 2015, require minimum monthly rent payments averaging $372,000 over the 10-year period. Master lease rent expense under these operating leases was approximately $1.1 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $3.3 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, we are required to pay operating costs related to the operation, maintenance, management and security of the property. Operating costs under these operating leases was approximately $2.3 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $4.4 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.
We sublease these multifamily spaces to third parties. Rental income from these subleases was approximately $2.1 million and $2.2 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $6.4 million and $6.7 million for the nine months ended September 30, 2010 and 2009, respectively.
As of September 30, 2010, we had recorded liabilities totaling $5.5 million related to such master lease arrangements, consisting of $3.2 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $2.3 million of additional loss reserves which were recorded through September 30, 2010.
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
We deferred revenues relating to these agreements of $0 and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. We deferred revenues relating to these agreements of $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively. Additional losses of $0 and $0.1 million related to these agreements were recorded for the three months ended September 30, 2010 and 2009, respectively, and additional losses of $0.2 million and $4.5 million related to these agreements were recorded for the nine months ended September 30, 2010 and 2009, respectively, to reflect the decline in value of properties underlying the agreements with investors. As of September 30, 2010, we recorded liabilities totaling $22.9 million related to such agreements, which is included in other current liabilities, consisting of $3.8 million of cumulative deferred revenues and $19.1 million of additional losses related to these agreements. In addition, we are joint and severally liable on the non-recourse mortgage debt related to these TIC Programs totaling $276.3 million and $277.0 million as of September 30, 2010 and December 31, 2009, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third-party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recoverability of our investment in the TIC Program.
Capital Lease Obligations — We lease computers, copiers and postage equipment that are accounted for as capital leases.
Claims and Lawsuits — The Company and certain of its investment management affiliates have been named as defendants in multiple lawsuits relating to certain of its investment management offerings, in particular its tenant-in-common programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by the Company’s existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.
We are involved in various claims and lawsuits arising out of the ordinary conduct of our business, many of which may not be covered by our insurance policies. In the opinion of management, in the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.
Guarantees — We previously provided guarantees from time to time of loans for properties under management (including properties we own). As of September 30, 2010 there were 141 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion. As of December 31, 2009, there were 146 properties under management with loan guarantees of approximately $3.6 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in the Company’s TIC investments as further described in Note 4.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Our guarantees consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In thousands)	2010	2009
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,250,386	$3,416,849
Non-recourse/carve-out guarantees of our debt(1)	$97,000	$97,000
Recourse guarantees of debt of properties under management	$25,898	$33,898
Recourse guarantees of our debt(2)	$10,000	$10,000

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
We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of September 30, 2010 and December 31, 2009, we had recourse guarantees of $25.9 million and $33.9 million, respectively, relating to debt of properties under management. As of September 30, 2010 and December 31, 2009, approximately $7.0 million and $9.8 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants. In addition, we had a recourse guarantee related to a property that was previously under management, but was sold during the year ended December 31, 2009. In connection with the sale of the property, we entered into a promissory note with the lender to repay the outstanding principal balance on the mortgage loan of $4.2 million. As of September 30, 2010, the entire principal balance on the mortgage loan had been repaid. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of September 30, 2010 and December 31, 2009, we recorded a liability of $1.8 million and $3.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
Investment Program Commitments — In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of September 30, 2010 and December 31, 2009, the future funding commitments under the guarantee totaled approximately $2.0 million and $1.3 million, respectively.
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
Alesco Seed Capital — On November 16, 2007, we completed the acquisition of a 51.0% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”) from Jay P. Leupp (“Leupp”). Pursuant to the Intercompany Agreement between us and Alesco, dated as of November 16, 2007, we committed to invest up to $20.0 million in seed capital into certain real estate funds that Alesco planned to launch. Additionally, upon achievement of certain earn-out targets, we are required to purchase up to an additional 27% interest in Alesco for $15.0 million. To date those earn-out targets have not been achieved. We are allowed to use $15.0 million of seed capital to fund the earn-out payments. As of September 30, 2010, we have invested $1.5 million into the three funds that Alesco has launched to date (the “Existing Alesco Funds”). Our unfunded seed capital commitments with respect to the Existing Alesco Funds total $2.5 million. None of the additional Alesco funds that are contemplated by the Intercompany Agreement (the “Additional Alesco Funds”) has yet been launched, and we are not obligated to advance any portion of the $16.0 million in seed capital that has been allocated to any Additional Alesco Fund until and unless such fund has been launched. We anticipate that such amounts will only be funded to the extent that there is available cash to contribute into the Additional Alesco Funds. It is not possible to determine at this time whether any Additional Alesco Funds will be launched and, if so, when. Further, the failure of Alesco to meet its earn-out targets to date means that Leupp will have a ninety-day option, effective November 16, 2010, to repurchase our 51.0% interest in Alesco.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of September 30, 2010 and December 31, 2009, $4.2 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of September 30, 2010 and December 31, 2009 have recorded the cash surrender value of the policies of $1.0 million and $1.0 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. As of September 30, 2010 and December 31, 2009, we awarded an aggregate of approximately 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of September 30, 2010 and December 31, 2009, an aggregate of 4.8 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
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
On March 4, 2010, the Board of Directors declared a dividend of $3.00 per share on our Preferred Stock to shareowners of record as of March 19, 2010, that was paid on March 31, 2010. On June 4, 2010, the Board of Directors declared a dividend of $3.00 per share on our Preferred Stock to shareowners of record as of June 18, 2010, that was paid on June 30, 2010. On September 7, 2010, the Board of Directors declared a dividend of $3.00 per share on our Preferred Stock to shareowners of record as of September 17, 2010, that was paid on September 30, 2010.

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
The following is a reconciliation between weighted-average shares used in the basic and diluted earnings (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator for loss per share — basic:
Loss from continuing operations	$(15,316)	$(20,922)	$(58,563)	$(96,350)
Less: Net loss attributable to noncontrolling interests	511	98	2,518	1,686
Less: Preferred dividends	(2,897)	—	(8,691)	—

Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	(17,702)	(20,824)	(64,736)	(94,664)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	(535)	—	(1,005)

Net loss attributable to Grubb & Ellis Company common shareowners	$(17,702)	$(21,359)	$(64,736)	$(95,669)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Denominator for loss per share — basic:
Weighted-average number of common shares outstanding	64,860	63,628	64,624	63,618
Loss per share — basic:
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.27)	$(0.33)	$(1.00)	$(1.49)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	(0.01)	—	(0.02)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.27)	$(0.34)	$(1.00)	$(1.51)

Loss per share — diluted(1):
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.27)	$(0.33)	$(1.00)	$(1.49)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	(0.01)	—	(0.02)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.27)	$(0.34)	$(1.00)	$(1.51)

Total participating shareowners:
(as of the end of the period used to allocate earnings)
Preferred shares (as if converted to common shares)	58,527	—	58,527	—
Unvested restricted stock	4,990	1,579	4,990	1,579
Unvested phantom stock	4,273	5,647	4,273	5,647

Total participating shares	67,790	7,226	67,790	7,226

Total vested common shares outstanding	64,911	63,602	64,911	63,602

(1)
Excluded from the calculation of diluted weighted-average common shares as of September 30, 2010 and 2009 were the following securities, the effect of which would be anti-dilutive, because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods:

	September 30,	September 30,
	2010	2009
Outstanding unvested restricted stock	4,990	1,579
Outstanding options to purchase shares of common stock	435	997
Outstanding unvested shares of phantom stock	4,273	5,647
Convertible preferred shares (as if converted to common shares)	58,527	—
Convertible notes (as if converted to common shares)	14,036	—

Total	82,261	8,223

18. COMPREHENSIVE LOSS
The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net loss	$(15,316)	$(21,457)	$(58,563)	$(97,355)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments	113	92	193	(43)

Total comprehensive loss	(15,203)	(21,365)	(58,370)	(97,398)

Comprehensive loss attributable to noncontrolling interests	(511)	(98)	(2,518)	(1,686)

Comprehensive loss attributable to Grubb & Ellis Company	$(14,692)	$(21,267)	$(55,852)	$(95,712)

19. CHANGES IN EQUITY
The following is a reconciliation of total equity, equity attributable to Grubb & Ellis Company and equity attributable to noncontrolling interests from December 31, 2009 to September 30, 2010 (in thousands):

						Total
				Accumulated		Grubb & Ellis
			Additional	Other		Company		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareowners’	Noncontrolling	Equity
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)	Interests	(Deficit)
Balance as of December 31, 2009	67,352	$674	$412,754	$—	$(412,101)	$1,327	$(151)	$1,176

Vesting of share-based compensation	—	—	7,427	—	—	7,427	—	7,427
Preferred dividend declared	—	—	(8,691)	—	—	(8,691)	—	(8,691)
Issuance of non-vested restricted shares to directors, officers and employees	2,225	22	(22)	—	—	—	—	—
Forfeiture of non-vested restricted shares	(158)	(2)	(169)	—	—	(171)	—	(171)
Consolidation of VIEs	—	—	—	—	—	—	15,219	15,219
Deconsolidation of VIEs	—	—	—	—	—	—	73	73
Consolidation of sponsored mutual fund	—	—	—	—	—	—	823	823
Contributions from noncontrolling interests	—	—	—	—	—	—	389	389
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,891)	(3,891)
Compensation expense on profit sharing arrangements	—	—	—	—	—	—	229	229
Change in unrealized gain on marketable securities	—	—	—	193	—	193	—	193
Net loss	—	—	—	—	(56,045)	(56,045)	(2,518)	(58,563)

Comprehensive loss	—	—	—	—	—	(55,852)	(2,518)	(58,370)

Balance as of September 30, 2010	69,419	$694	$411,299	$193	$(468,146)	$(55,960)	$10,173	$(45,787)

During the nine months ended September 30, 2010 and 2009, we granted 2,225,000 and 486,000 restricted shares of common stock, respectively.

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
We also pay for the organizational, offering and related expenses on behalf of Apartment REIT’s follow-on offering and Healthcare REIT II’s initial offering. These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT II in connection with these offerings. These expenses only become a liability of Apartment REIT and Healthcare REIT II to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the offerings. As of September 30, 2010 and December 31, 2009, we have incurred expenses of $2.3 million and $1.6 million, respectively, in excess of 1.0% of the gross proceeds of the Apartment REIT follow-on offering. As of September 30, 2010 and December 31, 2009, we have incurred expenses of $2.7 million and $2.0 million, respectively, in excess of 1.0% of the gross proceeds of the Healthcare REIT II initial offering. We anticipate that such amounts will be reimbursed in the future from the offering proceeds of Apartment REIT and Healthcare REIT II. On November 1, 2010, we terminated our advisory and dealer-manager relationship with Apartment REIT. See Note 22 for further information.
Management Fees — We provide both transaction and management services to parties, which are related to one of our principal shareowners and directors (collectively, “Kojaian Companies”). In addition, we also pay asset management fees to Kojaian Companies related to properties we manage on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by us for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, net of asset management fees paid to Kojaian Companies, was $1.2 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively, and $3.7 million and $5.4 million for the nine months ended September 30, 2010 and 2009, respectively.
Other Related Party — Grubb & Ellis Equity Advisors, LLC (“GEEA”), which is wholly owned by us, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of September 30, 2010 and December 31, 2009, Andrea R. Biller, our former General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC and GEEA owned an 82.0% interest. As of September 30, 2010 and December 31, 2009, Stanley J. Olander, our former Executive Vice President — Multifamily, owned an equity interest of 33.3% of ROC REIT Advisors, LLC.
Grubb & Ellis Realty Investors, LLC (“GERI”) owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of September 30, 2010 and December 31, 2009, each of Ms. Biller and Mr. Hanson, our Chief Investment Officer and GERI’s President, owned an equity interest of 18.0% of Grubb & Ellis Healthcare Management, LLC and GERI owned a 64.0% interest.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by us as a profit sharing arrangement. We record compensation expense when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC, includes distributions earned of $18,000 and $0, to Ms. Biller for the nine months ended September 30, 2010 and 2009. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions earned of $88,000 and $203,000, respectively, to Ms. Biller, and $88,000 and $203,000, respectively, to Mr. Hanson, and $0 and $44,000, respectively, to Mr. Thompson, for the nine months ended September 30, 2010 and 2009, respectively. Any allocable earnings attributable to GEEA’s and GERI’s ownership interests are paid to such entities on a quarterly basis.
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
21. INCOME TAXES
The components of income tax (provision) benefit from continuing operations for the three months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Current:
Federal	$—	$69	$—	$69
State	(121)	(1)	(283)	(7)
Foreign	(28)	—	(116)	—

	(149)	68	(399)	62

Deferred:
Federal	—	(289)	—	(549)
State	—	(56)	—	(100)

	—	(345)	—	(649)

	$(149)	$(277)	$(399)	$(587)

We recorded net prepaid taxes totaling approximately $0.9 million as of September 30, 2010, comprised primarily of state tax refunds receivable and state prepaid taxes.
As of December 31, 2009, federal net operating loss (“NOL”) carryforwards in the amount of approximately $75.5 million were available to us, translating to a deferred tax asset before valuation allowance of $26.5 million. These NOLs will expire between 2027 and 2030. The increase in deferred tax assets in 2009 related to the federal net operating loss has been offset by an increase in the valuation allowance of $25.3 million as the future utilization of the NOL is uncertain. On April 27, 2010, we elected to carry back approximately $14.5 million of our 2009 federal loss to 2006 and 2007 to claim a refund of taxes paid of $5.0 million. We received the $5.0 million refund during the second quarter.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to the cumulative pre-tax book loss in the past three years and the inherent volatility of our business in recent years, we believe that this negative evidence supports the position that a valuation allowance is required pursuant to ASC 740, Income Taxes, (“Income Taxes Topic”). As of September 30, 2010, $106.4 million of deferred tax assets do not satisfy the recognition criteria set forth in the Income Taxes Topic. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. During the nine months ended September 30, 2010, our valuation allowances increased by approximately $20.7 million.
The differences between the total income tax (provision) benefit from continuing operations for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35% for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Federal income taxes at the statutory rate	$5,129	$7,126	$19,476	$32,862
State income taxes net of federal benefit	1,677	845	2,638	3,852
Credits	—	(53)	—	143
Non-deductible expenses	(908)	(10)	(1,651)	(1,029)
Change in valuation allowance	(6,019)	(8,253)	(20,745)	(36,477)
Foreign taxes and other items	(28)	68	(117)	62

Provision for income taxes	$(149)	$(277)	$(399)	$(587)

22. SUBSEQUENT EVENTS
On October 18, 2010, we reached an agreement with Healthcare Trust of America, Inc. (“HTA”) under which we transferred to HTA all of our partnership rights in HTA’s operating partnership. We also resolved all outstanding issues with HTA. In connection with the execution of the agreement, we received a one-time payment from HTA of $8.0 million. We expect to record approximately $3.0 million in revenue during the fourth quarter associated with such payment.
On November 1, 2010, Grubb & Ellis Equity Advisors, LLC, our real estate investment and asset management subsidiary terminated its and its affiliates’ advisory and dealer-manager relationship with Apartment REIT. As of September 30, 2010, we have a $7.8 million note receivable from Apartment REIT and have incurred organizational and offering expenses of $2.3 million in excess of 1.0% of the gross proceeds of the Apartment REIT follow-on offering. We believe that the note receivable is fully collectible from Apartment REIT, but are assessing the ultimate collectability of the organizational and offering costs, which are reimbursable from future gross proceeds raised by the Apartment REIT.

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
Basis of Presentation and Principles of Consolidation — Pursuant to the requirements of ASC Topic 810, Consolidation, (“Consolidation Topic”) that existed prior to January 1, 2010, we consolidated VIEs if we determined if we were the primary beneficiary of the VIE. We were deemed to be the primary beneficiary of the VIE if we were to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. However, under the requirements that exist subsequent to January 1, 2010, we are deemed to be the primary beneficiary of the VIE if we have a variable interest in the VIE that provides us with a controlling financial interest. Our variable interest provides us with a controlling financial interest if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIEs primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of our VIEs.
Litigation — We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. Therefore, we have recorded reserves related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote, or is not estimable and, therefore, no liability is recorded. Assessing the likely outcome of pending litigation, including the amount of potential loss, if any, is highly subjective. Our judgments regarding likelihood of loss and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting the outcome of jury trials, arbitration hearings, settlement discussions and related activity, and various other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future could significantly exceed our current estimates.

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 1, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
          Overview
We reported revenue of $144.3 million for the three months ended September 30, 2010, compared with revenue of $136.1 million for the same period in 2009. The increase in revenue as compared to the prior year period can be attributed to increased sales and leasing transactions from Transaction Services. The decrease in Investment Management business revenue resulted from a reduction of our asset and property management fees due to a reduction in our assets under management by approximately 5.2% from $5.8 billion as of September 30, 2009 to $5.5 billion as of September 30, 2010 and lower broker-dealer revenue resulting from lower equity raised.
The net loss attributable to Grubb & Ellis Company for the third quarter of 2010 was $14.8 million and included non-cash charges of $0.8 million for real estate related impairments, $0.3 million for intangible asset impairment, a $1.6 million charge for bad debt, $1.6 million of share-based compensation and $3.6 million for depreciation and amortization and $1.7 million for amortization of signing bonuses. In addition, the three-month results included approximately $1.5 million of severance and other charges. After payment of preferred stock dividends of $2.9 million, the net loss attributable to Grubb & Ellis Company common shareowners for the third quarter of 2010 was $17.7 million, or $0.27 per diluted share.
We reported revenue of $417.5 million for the nine months ended September 30, 2010, compared with revenue of $385.1 million for the same period in 2009. The increase in revenue as compared to the prior year period can be attributed to increased sales and leasing transactions from Transaction Services and increased reimbursable property management fees from Management Services. The decrease in Investment Management business revenue resulted from a reduction of our asset and property management fees due to a reduction in our assets under management by approximately 5.2% from $5.8 billion as of September 30, 2009 to $5.5 billion as of September 30, 2010 and lower broker-dealer revenue resulting from lower equity raised.
The net loss attributable to Grubb & Ellis Company for the first nine months of 2010 was $56.0 million and included non-cash charges of $2.6 million for real estate related impairments, $2.0 million for intangible asset impairment, a $4.9 million charge for bad debt, $7.4 million of share-based compensation and $10.2 million for depreciation and amortization and $5.3 million for amortization of signing bonuses. In addition, the nine-month results included approximately $4.5 million of severance and other charges. After payment of preferred stock dividends of $8.7 million, the net loss attributable to Grubb & Ellis Company common shareowners for the first nine months of 2010 was $64.7 million, or $1.00 per diluted share.
          Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	September 30,		Change
(In thousands)	2010	2009	$	%
Revenue
Management services	$65,329	$67,456	$(2,127)	(3.2)%
Transaction services	59,907	46,321	13,586	29.3
Investment management	11,303	14,829	(3,526)	(23.8)
Rental related	7,744	7,499	245	3.3

Total revenue	144,283	136,105	8,178	6.0

Operating Expense
Compensation costs	126,547	116,339	10,208	8.8
General and administrative	18,402	18,674	(272)	(1.5)
Provision for doubtful accounts	1,643	6,791	(5,148)	(75.8)
Depreciation and amortization	3,610	3,504	106	3.0
Rental related	5,459	4,961	498	10.0
Interest	2,985	3,741	(756)	(20.2)
Real estate related impairments	750	2,393	(1,643)	(68.7)
Intangible asset impairment	338	583	(245)	(42.0)

Total operating expense	159,734	156,986	2,748	1.8

	Three Months Ended
	September 30,		Change
(In thousands)	2010	2009	$	%
Operating Loss	(15,451)	(20,881)	5,430	26.0

Other (Expense) Income
Equity in losses of unconsolidated entities	(479)	(224)	(255)	(113.8)
Interest income	46	188	(142)	(75.5)
Other income	717	272	445	163.6

Total other income	284	236	48	20.3

Loss from continuing operations before income tax provision	(15,167)	(20,645)	5,478	26.5
Income tax provision	(149)	(277)	128	46.2

Loss from continuing operations	(15,316)	(20,922)	5,606	26.8

Discontinued operations
Loss from discontinued operations — net of taxes	—	(535)	535	100.0
Loss on disposal of discontinued operations — net of taxes	—	—	—	—

Total loss from discontinued operations	—	(535)	535	100.0

Net loss	(15,316)	(21,457)	6,141	28.6
Net loss attributable to noncontrolling interests	(511)	(98)	(413)	(421.4)

Net loss attributable to Grubb & Ellis Company	(14,805)	(21,359)	6,554	30.7
Preferred stock dividends	(2,897)	—	(2,897)	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(17,702)	$(21,359)	$3,657	17.1%

Revenue
Management Services Revenue
Management Services revenue decreased $2.1 million, or 3.2%, to $65.3 million for the three months ended September 30, 2010, compared to approximately $67.5 million for the same period in 2009, which reflects a shift in the composition of the portfolio from 2009. As of September 30, 2010, we managed approximately 247.4 million square feet of commercial real estate and multifamily property compared to 242.9 million square feet of property as of September 30, 2009.
Transaction Services Revenue
Transaction Services revenue increased $13.6 million, or 29.3%, to $59.9 million for the three months ended September 30, 2010, compared to approximately $46.3 million for the same period in 2009 due to increased sales and leasing transaction volume and values. Leasing and sales revenue increased approximately 17% and 121%, respectively, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Leasing activity represented approximately 68% of the total sales and leasing transaction revenue in 2010, while sales accounted for 32% of sales and leasing transaction revenue. In 2009, the revenue breakdown was 80% leasing and 20% sales. Other Transaction Services revenue was $4.5 million and $6.1 million for the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had 927 brokers, up from 824 as of December 31, 2009.
Investment Management Revenue
Investment Management revenue decreased $3.5 million, or 23.8%, to $11.3 million for the three months ended September 30, 2010, compared to approximately $14.8 million for the same period in 2009. Investment Management revenue reflects revenue generated through the fee structure of the various investment products which includes acquisition and loan fees of approximately $4.4 million and management fees from sponsored programs of $5.4 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
In total, $41.0 million in equity was raised for our investment programs for the three months ended September 30, 2010, compared with $112.0 million in the same period in 2009. The decrease was driven by a decrease in equity raised by our public non-traded REITs. During the three months ended September 30, 2010, our public non-traded REIT programs raised $41.0 million, a decrease of 62.0% from the $111.5 million equity raised in the same period in 2009. The decrease in equity raised by our public non-traded REITs is a result of the termination of the dealer-manager agreement of our first sponsored healthcare REIT in August 2009 and the start-up of our new Healthcare REIT II program which commenced sales on September 21, 2009.
Acquisition and loan fees decreased approximately $0.1 million, or 1.4%, to approximately $4.4 million for the three months ended September 30, 2010, compared to approximately $4.5 million for the same period in 2009. The quarter-over-quarter decrease in acquisition and loan fees was primarily attributed to a decrease of $1.1 million in fees earned from our REIT programs offset by an increase in deferred revenue recognized of $1.0 million as a result of our termination as master lessee on four multifamily properties on September 29, 2010. As a result of the termination of the master leases, we no longer have significant continuing involvement with these properties and, accordingly, recognized fees that were previously deferred related to these properties.

Management fees from sponsored programs decreased approximately $2.5 million, or 31.6%, to $5.4 million for the three months ended September 30, 2010, compared to approximately $7.9 million for the same period in 2009, which primarily reflects lower average fees on TIC programs and a reduction in square feet under management.
Broker dealer revenue decreased approximately $0.9 million, or 51.0%, to $0.8 million for the three months ended September 30, 2010, compared to approximately $1.7 million for the same period in 2009, as a result of lower equity raised by our public non-traded REITs.
Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to our TIC programs. Rental revenue also includes revenue from two properties held for investment.
Operating Expense Overview
Operating expenses increased approximately $2.7 million, or 1.8%, to $159.7 million for the three months ended September 30, 2010, compared to approximately $157.0 million for the same period in 2009. This increase reflects an increase in compensation costs of $10.2 million offset by a decrease in provision for doubtful accounts of $5.1 million, a decrease in interest expense of $0.8 million and a decrease in real estate related impairments of $1.6 million. We realized approximately $5.0 million in cost savings in the third quarter of 2010 as a result of management’s cost saving efforts which were offset by costs incurred to support growth initiatives and incremental costs incurred in operating the business.
          Compensation Costs
Compensation costs increased approximately $10.2 million, or 8.8%, to $126.5 million for the three months ended September 30, 2010, compared to approximately $116.3 million for the same period in 2009 due to increases in transaction commissions and related costs of $12.0 million as a result of increased sales and leasing activity offset by decreases in reimbursable salaries, wages and benefits of $2.1 million related to a decrease in management services revenue. Other compensation costs decreased $0.3 million as a result of management’s cost saving efforts partially offset by costs incurred to support growth initiatives. The following table summarizes compensation costs by segment for the periods indicated.

	Three Months Ended
	September 30,		Change
	2010	2009	$
MANAGEMENT SERVICES
Compensation costs	$8,260	$9,315	$(1,055)
Transaction commissions and related costs	3,625	2,192	1,433
Reimbursable salaries, wages and benefits	45,975	48,333	(2,358)

Total	57,860	59,840	(1,980)
TRANSACTION SERVICES
Compensation costs	13,094	11,216	1,878
Transaction commissions and related costs	39,927	29,377	10,550

Total	53,021	40,593	12,428
INVESTMENT MANAGEMENT
Compensation costs	5,400	6,235	(835)
Reimbursable salaries, wages and benefits	2,588	2,376	212

Total	7,988	8,611	(623)
Compensation costs related to corporate overhead	4,541	4,743	(202)
Severance costs	1,508	—	1,508
Stock based compensation	1,629	2,552	(923)

Total compensation costs	$126,547	$116,339	$10,208

          General and Administrative
General and administrative expense decreased approximately $0.3 million, or 1.5%, to $18.4 million for the three months ended September 30, 2010, compared to approximately $18.7 million for the same period in 2009 and includes decreases related to management’s cost saving efforts partially offset by increases related to our growth initiatives.
General and administrative expense was 12.8% of total revenue for the three months ended September 30, 2010, compared with 13.7% for the same period in 2009.
          Provision for Doubtful Accounts
Provision for doubtful accounts decreased approximately $5.2 million, or 75.8%, to $1.6 million for the three months ended September 30, 2010, compared to $6.8 million for the same period in 2009 primarily due to a decrease in the provision for reserves on related party receivables and advances to sponsored investment programs. The decrease in the provision for doubtful accounts in the current year reflects the stabilization of real estate pricing. Significant reserves were recorded in the prior year as a result of the deterioration in the real estate market.
          Depreciation and Amortization
Depreciation and amortization expense increased approximately $0.1 million, or 3.0%, to $3.6 million for the three months ended September 30, 2010, compared to approximately $3.5 million for the same period in 2009. Included in depreciation and amortization expense for the three months ended September 30, 2010 and 2009 was $0.8 million and $0.8 million, respectively, for amortization of identified intangible assets.
          Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to our TIC programs. Rental expense also includes expense from two properties held for investment.
          Interest Expense
Interest expense decreased approximately $0.7 million, or 20.2%, to $3.0 million for the three months ended September 30, 2010, compared to $3.7 million for the same period in 2009. The decrease in interest expense is primarily due to the repayment in full of our line of credit in November 2009, partially offset by interest expense related to our Convertible Notes issued in May 2010.
          Real Estate Related Impairments
We recognized impairment charges of approximately $0.8 million during the three months ended September 30, 2010 related to a contingent liability associated with a recourse guarantee on the mortgage debt related to one of our TIC programs. During the three months ended September 30, 2009, we recognized impairment charges of approximately $2.4 million related to certain unconsolidated real estate investments.
          Intangible Asset Impairment
We recognized intangible asset impairment charges related to the impairment of intangible contract rights of approximately $0.3 million and $0.6 million during the three months ended September 30, 2010 and 2009, respectively. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees are improbable.
          Equity in Losses of Unconsolidated Entities
Equity in losses includes $0.5 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, related to our investment in five joint ventures and certain LLCs and other LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated properties.

          Other Income
Other income of $0.7 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, includes investment income related to Alesco of $0.3 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively. In addition, other income for the three months ended September 30, 2010 includes a $0.5 million gain on remeasurement of our previously held 40% interest in a regional commercial real estate services company as a result of the acquisition of the remaining 60% interest in July 2010.
          Discontinued Operations
In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, (“Property, Plant, and Equipment Topic”), for the three months ended September 30, 2009, discontinued operations primarily includes the net income (loss) of two properties that were sold and two properties that were abandoned under the accounting standards during the year ended December 31, 2009. There was no income (loss) from discontinued operations for the three months ended September 30, 2010.
          Income Tax
The Company recognized a tax expense from continuing operations of approximately $0.1 million for the three months ended September 30, 2010, compared to a tax expense of $0.3 million for the same period in 2009. In 2010 and 2009, the reported effective income tax rates were 0.9% and 1.3%, respectively. The 2010 and 2009 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 21 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
          Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests increased by $0.4 million, or 421.4%, to $0.5 million during the three months ended September 30, 2010, compared to net loss attributable to noncontrolling interests of $0.1 million for the same period in 2009. The increase in net loss attributable to noncontrolling interests includes $0.3 million in real estate related impairments recorded at one of our consolidated VIEs related to the investment in the underlying property.
          Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, we recognized a net loss of $14.8 million for the three months ended September 30, 2010, compared to a net loss of $21.4 million for the same period in 2009.
          Net Loss Attributable to Grubb & Ellis Company Common Shareowners
We paid $2.9 million in preferred stock dividends during the three months ended September 30, 2010 resulting in a net loss attributable to our common shareowners of $17.7 million, or $0.27 per diluted share, compared to a net loss attributable to our common shareowners of $21.4 million, or $0.34 per diluted share, for the same period in 2009.
          Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
The following summarizes comparative results of operations for the periods indicated.

	Nine Months Ended
	September 30,		Change
(In thousands)	2010	2009	$	%
Revenue
Management services	$207,656	$199,636	$8,020	4.0%
Transaction services	156,824	118,793	38,031	32.0
Investment management	29,971	43,912	(13,941)	(31.7)
Rental related	23,043	22,754	289	1.3

Total revenue	417,494	385,095	32,399	8.4

Operating Expense
Compensation costs	375,449	342,072	33,377	9.8
General and administrative	55,802	60,534	(4,732)	(7.8)
Provision for doubtful accounts	4,944	23,268	(18,324)	(78.8)
Depreciation and amortization	10,238	8,368	1,870	22.3
Rental related	16,244	16,159	85	0.5

	Nine Months Ended
	September 30,		Change
(In thousands)	2010	2009	$	%
Interest	8,033	12,490	(4,457)	(35.7)
Real estate related impairments	2,573	16,615	(14,042)	(84.5)
Intangible asset impairment	1,977	583	1,394	239.1

Total operating expense	475,260	480,089	(4,829)	(1.0)

Operating Loss	(57,766)	(94,994)	37,228	39.2

Other (Expense) Income
Equity in losses of unconsolidated entities	(1,085)	(1,635)	550	33.6
Interest income	208	472	(264)	(55.9)
Other income	479	394	85	21.6

Total other expense	(398)	(769)	371	48.2

Loss from continuing operations before income tax provision	(58,164)	(95,763)	37,599	39.3
Income tax provision	(399)	(587)	188	32.0

Loss from continuing operations	(58,563)	(96,350)	37,787	39.2

Discontinued operations
Income from discontinued operations — net of taxes	—	(379)	379	100.0
Loss on disposal of discontinued operations — net of taxes	—	(626)	626	100.0

Total loss from discontinued operations	—	(1,005)	1,005	100.0

Net loss	(58,563)	(97,355)	38,792	39.8
Net loss attributable to noncontrolling interests	(2,518)	(1,686)	(832)	(49.3)

Net loss attributable to Grubb & Ellis Company	(56,045)	(95,669)	39,624	41.4
Preferred stock dividends	(8,691)	—	(8,691)	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(64,736)	$(95,669)	$30,933	32.3%

Revenue
          Management Services Revenue
Management Services revenue increased $8.0 million, or 4.0%, to $207.7 million for the nine months ended September 30, 2010, compared to approximately $199.6 million for the same period in 2009, which reflects a shift in the composition of the portfolio from 2009. As of September 30, 2010, we managed approximately 247.4 million square feet of commercial real estate and multifamily property compared to 242.9 million square feet of property as of September 30, 2009.
          Transaction Services Revenue
Transaction Services revenue increased $38.0 million, or 32.0%, to $156.8 million for the nine months ended September 30, 2010, compared to approximately $118.8 million for the same period in 2009 due to increased sales and leasing transaction volume and values. Leasing and sales revenue increased approximately 20% and 90%, respectively, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Leasing activity represented approximately 72% of the total sales and leasing transaction revenue in 2010, while sales accounted for 28% of sales and leasing transaction revenue. In 2009, the revenue breakdown was 80% leasing and 20% sales. Other Transaction Services revenue was $15.6 million and $13.7 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had 927 brokers, up from 824 as of December 31, 2009.
          Investment Management Revenue
Investment Management revenue decreased $13.9 million, or 31.7%, to $30.0 million for the nine months ended September 30, 2010, compared to approximately $43.9 million for the same period in 2009. Investment Management revenue reflects revenue generated through the fee structure of the various investment products which includes acquisition and loan fees of approximately $9.6 million and management fees from sponsored programs of $15.8 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
In total, $110.5 million in equity was raised for our investment programs for the nine months ended September 30, 2010, compared with $533.0 million in the same period in 2009. The decrease was driven by a decrease in equity raised by our public non-traded REITs. During the nine months ended September 30, 2010, our public non-traded REIT programs raised $109.6 million, a decrease of 78.6% from the $518.0 million equity raised in the same period in 2009. The decrease in equity raised by our public non-traded REITs is a result of the termination of the dealer-manager agreement of our first sponsored healthcare REIT in August 2009 and the start-up of our new Healthcare REIT II program which commenced sales on September 21, 2009.

Acquisition and loan fees increased approximately $2.1 million, or 28.3%, to approximately $9.6 million for the nine months ended September 30, 2010, compared to approximately $7.5 million for the same period in 2009. The increase in acquisition and loan fees was primarily attributed to an increase of $1.8 million in fees earned from our REIT programs in addition to an increase in fees earned from our TIC programs of $0.3 million as a result of recognizing previously deferred revenue.
Management fees from sponsored programs decreased approximately $9.1 million, or 36.4%, to $15.8 million for the nine months ended September 30, 2010, compared to approximately $24.9 million for the same period in 2009, which primarily reflects lower average fees on TIC programs and a reduction in square feet under management.
Broker dealer revenue decreased approximately $5.8 million, or 71.6%, to $2.3 million for the nine months ended September 30, 2010, compared to approximately $8.1 million for the same period in 2009, as a result of lower equity raised by our public non-traded REITs.
          Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to our TIC programs. Rental revenue also includes revenue from two properties held for investment.
Operating Expense Overview
Operating expenses decreased approximately $4.8 million, or 1.0%, to $475.3 million for the nine months ended September 30, 2010, compared to approximately $480.1 million for the same period in 2009. This decrease reflects a decrease in general and administrative expense of $4.7 million, a decrease in provision for doubtful accounts of $18.3 million, a decrease in real estate related impairments of $14.0 million and a decrease in interest expense of $4.5 million offset by an increase in compensation costs of $33.4 million, an increase in depreciation and amortization of $1.9 million and an increase in intangible asset impairment of $1.4 million. We realized approximately $12.0 million in cost savings in the first nine months of 2010 as a result of management’s cost saving efforts which were offset by costs incurred to support growth initiatives and incremental costs incurred in operating the business.
          Compensation Costs
Compensation costs increased approximately $33.4 million, or 9.8%, to $375.4 million for the nine months ended September 30, 2010, compared to approximately $342.1 million for the same period in 2009 due to increases in transaction commissions and related costs of $31.1 million as a result of increased sales and leasing activity and increases in reimbursable salaries, wages and benefits of $3.2 million related to an increase in management services revenue. Other compensation costs decreased $4.1 million as a result of management’s cost saving efforts partially offset by costs incurred to support growth initiatives. The following table summarizes compensation costs by segment for the periods indicated.

	Nine Months Ended
	September 30,		Change
	2010	2009	$
MANAGEMENT SERVICES
Compensation costs	$27,569	$27,702	$(133)
Transaction commissions and related costs	14,020	7,346	6,674
Reimbursable salaries, wages and benefits	145,354	142,601	2,753

Total	186,943	177,649	9,294
TRANSACTION SERVICES
Compensation costs	35,270	32,986	2,284
Transaction commissions and related costs	102,325	77,982	24,343

Total	137,595	110,968	26,627
INVESTMENT MANAGEMENT
Compensation costs	16,643	20,919	(4,276)
Reimbursable salaries, wages and benefits	7,551	7,077	474

Total	24,194	27,996	(3,802)
Compensation costs related to corporate overhead	14,799	16,726	(1,927)
Severance costs	4,491	—	4,491
Stock based compensation	7,427	8,733	(1,306)

Total compensation costs	$375,449	$342,072	$33,377

          General and Administrative
General and administrative expense decreased approximately $4.7 million, or 7.8%, to $55.8 million for the nine months ended September 30, 2010, compared to approximately $60.5 million for the same period in 2009 and includes decreases related to management’s cost saving efforts partially offset by increases related to our growth initiatives.
General and administrative expense was 13.4% of total revenue for the nine months ended September 30, 2010, compared with 15.7% for the same period in 2009.
          Provision for Doubtful Accounts
Provision for doubtful accounts decreased approximately $18.3 million, or 78.8%, to $4.9 million for the nine months ended September 30, 2010, compared to $23.3 million for the same period in 2009 primarily due to a decrease in the provision for reserves on related party receivables and advances to sponsored investment programs. The decrease in the provision for doubtful accounts in the current year reflects the stabilization of real estate pricing. Significant reserves were recorded in the prior year as a result of the deterioration in the real estate market.
          Depreciation and Amortization
Depreciation and amortization expense increased approximately $1.8 million, or 22.3%, to $10.2 million for the nine months ended September 30, 2010, compared to approximately $8.4 million for the same period in 2009 due to increases in depreciation and amortization of approximately $2.9 million related to two properties held for investment as of September 30, 2010 which were previously held for sale in 2009. There was no depreciation and amortization recorded for these two properties when they were held for sale in 2009. Partially offsetting the increase in depreciation and amortization was a decrease of $0.7 million related to fixed assets that had been fully depreciated in the prior year. Included in depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 was $2.5 million and $2.4 million, respectively, for amortization of identified intangible assets.
          Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to our TIC programs. Rental expense also includes expense from two properties held for investment.
          Interest Expense
Interest expense decreased approximately $4.5 million, or 35.7%, to $8.0 million for the nine months ended September 30, 2010, compared to $12.5 million for the same period in 2009. The decrease in interest expense is primarily due to the repayment in full of our line of credit in November 2009, partially offset by interest expense related to our Convertible Notes issued in May 2010.
          Real Estate Related Impairments
We recognized impairment charges of approximately $2.6 million during the nine months ended September 30, 2010 related to certain unconsolidated real estate investments and funding commitments for obligations related to certain of our sponsored real estate programs and a contingent liability associated with a recourse guarantee on the mortgage debt related to one of our TIC programs. During the nine months ended September 30, 2009, we recognized impairment charges of approximately $16.6 million which includes $9.8 million related to certain unconsolidated real estate investments and $6.8 million related to two properties held for investment.
          Intangible Asset Impairment
We recognized intangible asset impairment charges related to the impairment of intangible contract rights of approximately $2.0 million and $0.6 million during the nine months ended September 30, 2010 and 2009, respectively. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees are improbable.

          Equity in Losses of Unconsolidated Entities
Equity in losses includes $1.1 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively, related to our investment in five joint ventures and certain LLCs and other LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated properties.
          Discontinued Operations
In accordance with the requirements of the Property, Plant, and Equipment Topic, for the nine months ended September 30, 2009, discontinued operations primarily includes the net income (loss) of two properties that were sold and two properties that were abandoned under the accounting standards during the year ended December 31, 2009. There was no income (loss) from discontinued operations for the nine months ended September 30, 2010.
          Income Tax
The Company recognized a tax expense from continuing operations of approximately $0.4 million for the nine months ended September 30, 2010, compared to a tax expense of $0.6 million for the same period in 2009. In 2010 and 2009, the reported effective income tax rates were 0.6% and 0.6%, respectively. The 2010 and 2009 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 21 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
          Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests increased by $0.8 million, or 49.3%, to $2.5 million during the nine months ended September 30, 2010, compared to net loss attributable to noncontrolling interests of $1.7 million for the same period in 2009.
          Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, we recognized a net loss of $56.0 million for the nine months ended September 30, 2010, compared to a net loss of $95.7 million for the same period in 2009.
          Net Loss Attributable to Grubb & Ellis Company Common Shareowners
We paid $8.7 million in preferred stock dividends during the nine months ended September 30, 2010 resulting in a net loss attributable to our common shareowners of $64.7 million, or $1.00 per diluted share, compared to a net loss attributable to our common shareowners of $95.7 million, or $1.51 per diluted share, for the same period in 2009.
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
We use Adjusted EBITDA as an internal management measure for evaluating performance and as a significant component when measuring performance under employee incentive programs. Management considers Adjusted EBITDA an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. Management also believes that Adjusted EBITDA is a useful tool for measuring its ability to meet future capital expenditures and working capital requirements.

EBITDA and Adjusted EBITDA are not a substitute for GAAP net income or cash flow and do not provide a measure of our ability to fund future cash requirements. Other companies may calculate EBITDA and Adjusted EBITDA differently than we have and, therefore, EBITDA and Adjusted EBITDA have material limitations as a comparative performance measure. The following tables reconcile EBITDA and Adjusted EBITDA with the net loss attributable to Grubb & Ellis Company for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,	September 30,	Change
	2010	2009	$	%
Net loss attributable to Grubb & Ellis Company	$(14,805)	$(21,359)	$6,554	30.7%
Discontinued operations	—	535	(535)	(100.0)
Interest expense	2,985	3,741	(756)	(20.2)
Interest income	(46)	(188)	142	75.5
Depreciation and amortization	3,610	3,504	106	3.0
Intangible asset impairment	338	583	(245)	(42.0)
Taxes	149	277	(128)	(46.2)

EBITDA	(7,769)	(12,907)	5,138	39.8
Charges related to sponsored programs	1,378	7,183	(5,805)	(80.8)
Real estate related impairment	750	2,393	(1,643)	(68.7)
Stock based compensation	1,629	2,552	(923)	(36.2)
Amortization of signing bonuses	1,730	1,888	(158)	(8.4)
Severance and other charges	1,508	—	1,508	—
Real estate operations	(2,045)	(1,689)	(356)	(21.1)
Other	(441)	1,254	(1,695)	(135.2)

Adjusted EBITDA	$(3,260)	$674	$(3,934)	(583.7)%

	Nine Months Ended
	September 30,	September 30,	Change
	2010	2009	$	%
Net loss attributable to Grubb & Ellis Company	$(56,045)	$(95,669)	$39,624	41.4%
Discontinued operations	—	1,005	(1,005)	(100.0)
Interest expense	8,033	12,490	(4,457)	(35.7)
Interest income	(208)	(472)	264	55.9
Depreciation and amortization	10,238	8,368	1,870	22.3
Intangible asset impairment	1,977	583	1,394	239.1
Taxes	399	587	(188)	(32.0)

EBITDA	(35,606)	(73,108)	37,502	51.3
Charges related to sponsored programs	3,066	21,604	(18,538)	(85.8)
Real estate related impairment	2,573	16,615	(14,042)	(84.5)
Stock based compensation	7,427	8,733	(1,306)	(15.0)
Amortization of signing bonuses	5,279	5,703	(424)	(7.4)
Severance and other charges	4,534	—	4,534	—
Real estate operations	(6,056)	(5,988)	(68)	(1.1)
Other	(903)	1,348	(2,251)	(167.0)

Adjusted EBITDA	$(19,686)	$(25,093)	$5,407	21.5%

Liquidity and Capital Resources
We expect to meet our long-term liquidity needs, which may include principal repayments of debt obligations and capital expenditures, through current and retained cash flow earnings and proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. We may seek to obtain new secured or unsecured lines of credit in the future.

          Cash Flow
          Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net cash used in operating activities increased by $6.0 million to $35.1 million for the nine months ended September 30, 2010, compared to net cash used in operating activities of $29.1 million for the same period in 2009. Net cash used in operating activities included a decrease in net loss of $38.8 million adjusted for decreases in non-cash reconciling items totaling $23.5 million, resulting in a net increase of $15.3 million which is offset by a decrease in the income tax refund received in 2010 compared to 2009 of $5.0 million, a decrease in collections of accounts receivable from related parties of $5.7 million and a decrease in other assets and other liabilities of $10.6 million.
Net cash (used in) provided by investing activities was ($0.9) million and $81.2 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, net cash used in investing activities related primarily to proceeds from the repayment of advances to related parties net of advances to related parties of $4.2 million offset by purchases of marketable equity securities of $0.9 million, purchases of property and equipment of $2.5 million and acquisition of businesses of $2.1 million. For the nine months ended September 30, 2009, net cash provided by investing activities related primarily to proceeds from sale of properties of $93.5 million offset by purchases of property and equipment of $2.3 million, investments in unconsolidated entities of $3.9 million, purchases of marketable equity securities of $4.2 million and advances to related parties net of repayments from related parties of $2.3 million.
Net cash provided by (used in) financing activities was $16.5 million and ($75.7) million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, net cash provided by financing activities related primarily to the net cash proceeds of $29.9 million from the issuance of convertible notes offset by the payment of preferred dividends of $8.7 million and distributions to noncontrolling interests of $3.9 million. For the nine months ended September 30, 2009, net cash used in financing activities related primarily to the repayment of mortgage notes and capital lease obligations of $78.2 million offset by contributions from noncontrolling interests of $5.8 million.
Commitments, Contingencies and Other Contractual Obligations
Contractual Obligations — We lease office space throughout the United States through non-cancelable operating leases, which expire at various dates through June 30, 2020.
During the second quarter of 2010, we completed the offering (“Offering”) of $31.5 million unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the Securities Act of 1933, as amended. The Convertible Notes pay interest at a rate of 7.95% per year payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. The Convertible Notes are convertible into common stock at an initial conversion price of approximately $2.24 per share, or a 17.5% premium above the closing price of our common stock on May 3, 2010. The conversion rate is subject to adjustment in certain circumstances. We may not redeem the Convertible Notes prior to May 6, 2013. On or after May 6, 2013 and prior to the maturity date, we may redeem for cash all or part of the Convertible Notes at 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, up to but excluding the redemption date.
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

We deferred revenues relating to these agreements of $0 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. We deferred revenues relating to these agreements of $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively. Additional losses of $0 and $0.1 million related to these agreements were recorded for the three months ended September 30, 2010 and 2009, respectively, and additional losses of $0.2 million and $4.5 million related to these agreements were recorded for the nine months ended September 30, 2010 and 2009, respectively, to reflect the decline in value of properties underlying the agreements with investors. As of September 30, 2010, we recorded liabilities totaling $22.9 million related to such agreements, which is included in other current liabilities, consisting of $3.8 million of cumulative deferred revenues and $19.1 million of additional losses related to these agreements.
Claims and Lawsuits– The Company and certain of its investment management affiliates have been named as defendants in multiple lawsuits relating to certain of its investment management offerings, in particular its tenant-in-common programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by the Company’s existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.
We are involved in various claims and lawsuits arising out of the ordinary conduct of our business, many of which may not be covered by our insurance policies. In the opinion of management, in the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.
Guarantees — We previously provided guarantees from time to time of loans for properties under management (including properties we own). As of September 30, 2010, there were 141 properties under management with loan guarantees of approximately $3.4 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.6 billion. As of December 31, 2009, there were 146 properties under management with loan guarantees of approximately $3.6 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are joint and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments as further described in Note 4 of the Notes to Consolidated Financial Statements.
Our guarantees consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In thousands)	2010	2009
Non-recourse/carve-out guarantees of debt of properties under management(1)	$3,250,386	$3,416,849
Non-recourse/carve-out guarantees of our debt(1)	$97,000	$97,000
Recourse guarantees of debt of properties under management	$25,898	$33,898
Recourse guarantees of our debt(2)	$10,000	$10,000

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
We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of September 30, 2010 and December 31, 2009, we had recourse guarantees of $25.9 million and $33.9 million, respectively, relating to debt of properties under management. As of September 30, 2010 and December 31, 2009, approximately $7.0 million and $9.8 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants. In addition, we had a recourse guarantee related to a property that was previously under management, but was sold during the year ended December 31, 2009. In connection with the sale of the property, we entered into a promissory note with the lender to repay the outstanding principal balance on the mortgage loan of $4.2 million. As of September 30, 2010, the entire principal balance on the mortgage loan had been repaid. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of September 30, 2010 and December 31, 2009, we recorded a liability of $1.8 million and $3.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of September 30, 2010 and December 31, 2008, $4.2 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in Accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of September 30, 2010 and December 31, 2009 have recorded the cash surrender value of the policies of $1.0 million and $1.0 million, respectively, in prepaid expenses and other assets.

In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. As of September 30, 2010 and December 31, 2009, we awarded an aggregate of 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of September 30, 2010 and December 31, 2009, an aggregate of 4.8 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be interest rate risk. As of September 30, 2010, we had no outstanding variable rate debt; therefore we believe we have no interest rate risk. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we had entered into derivative financial instruments such as interest rate swap and cap agreements when appropriate and may do so in the future. We had no such agreements outstanding as of September 30, 2010.
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
The table below presents, as of September 30, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2010	2011	2012	2013		2014	Thereafter		Total	Fair Value
Fixed rate debt — principal payments	$—	$—	$—	$16,277	(1)	$37,000	$101,500	(2)	$154,777	$138,574
Weighted average interest rate on maturing debt	—	—	—	8.75%		6.32%	6.81%		6.89%	—

(1)	Assumes the exercise of two one-year extension options, extending the maturity date on the senior notes to August 1, 2013. The interest rate will increase to 9.25% per annum during any extension.

(2)	Excludes unamortized debt discount of $1.4 million on convertible notes.
Mortgage notes were $107.0 million as of September 30, 2010 and December 31, 2009 and had a fair value of $95.0 million and $94.5 million, respectively. As of September 30, 2010 and December 31, 2009, we had $16.3 million in senior notes outstanding with a fair value of $16.0 million and $15.8 million, respectively. As of September 30, 2010, we had $30.1 million in convertible notes outstanding (which includes an unamortized debt discount of $1.4 million) with a fair value of $27.6 million. We did not have any convertible notes outstanding as of December 31, 2009. As of September 30, 2010 and December 31, 2009, the effective interest rates on our fixed rate mortgage loans, senior notes and convertible notes ranged from 6.29% to 8.75% and a weighted average effective interest rate of 6.89% per annum.

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
Our Management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2010, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Our Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION 1
Item 1. Legal Proceedings.
TIC Litigation
The Company and certain of its investment management affiliates have been named as defendants in multiple lawsuits relating to certain of its investment management offerings, in particular its tenant-in-common programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by the Company’s existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, filed on April 30, 2010, except as noted below.
The Company is currently involved in various litigation matters, primarily arising out of its tenant-in-common investment programs, and such litigation may be costly to defend, damage our reputation and, if adversely determined, could have material adverse effect on our cash flows, financial position and results of operations.
The Company and certain of its investment management affiliates have been named, as defendants in multiple lawsuits relating to certain of its investment management offerings, in particular its tenant-in-common programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict to what extent claims will be covered by the Company’s existing insurance policies. Adverse outcomes related to litigation could result in substantial damages and could cause a material adverse effect on our cash flows, financial position and results of operations. Negative public opinion could also result from our actual or alleged conduct in connection with such claims, possibly damaging our reputation, our ability to raise capital for our non-traded REITs, and could cause the market price of our stock to decline. See Item 1, “Legal Proceedings” for additional information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of September 30, 2010 and December 31, 2009, $4.2 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of September 30, 2010 and December 31, 2009 have recorded the cash surrender value of the policies of $1.0 million and $1.0 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. As of September 30, 2010 and December 31, 2009, we awarded an aggregate of 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of September 30, 2010 and December 31, 2009, an aggregate of 4.8 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, grants with respect to 900,000 phantom shares had a guaranteed minimum share price ($3.1 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares.
During the third quarter of 2010, we did not grant any restricted shares of our common stock.
During the second quarter of 2010, we completed our offering (“Offering”) of $31.5 million of unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the Securities Act of 1933, as amended. The Convertible Notes pay interest at a rate of 7.95% per year semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. The Convertible Notes are convertible into common stock at an initial conversion price of approximately $2.24 per share, or a 17.5% premium above the closing price of our common stock on May 3, 2010. The conversion rate is subject to adjustment in certain circumstances.

We received net proceeds from the Offering of approximately $29.4 million after deducting all estimated offering expenses. We intend to use the net proceeds from the Offering to fund growth initiatives, short-term working capital and for general corporate purposes.
We may not redeem the Convertible Notes prior to May 6, 2013. On or after May 6, 2013 and prior to the maturity date, we may redeem for cash all or part of the Convertible Notes at 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, up to but excluding the redemption date.
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

(1)	Items 3 and 5 are not applicable for the nine months ended September 30, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
/s/ Michael J. Rispoli
Michael J. Rispoli
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2010

Grubb & Ellis Company
EXHIBIT INDEX
For the quarter ended September 30, 2010

Exhibit
(31†)	Section 302 Certifications

(32†)	Section 906 Certification

†	Filed herewith.