Form 10-K
period 2010-12-31
GRUBB & ELLIS CO
filed 2011-03-31
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $46,658,151 based on the last sales price on June 30, 2010 on the New York Stock Exchange of $0.98 per share for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of March 28, 2011 was 69,921,581 shares.

GRUBB & ELLIS COMPANY
FORM 10-K

i

GRUBB & ELLIS COMPANY

PART I

Item 1.	Business.

General

Grubb & Ellis Company (which we may refer to as we, us, or our) was founded more than 50 years ago with a single office in San Francisco. Today, Grubb & Ellis is a commercial real estate services and investment management company with over 5,200 professionals in more than 100 company-owned and affiliate offices throughout the United States (“U.S.”). Our professionals draw from a unique platform of real estate services, practice groups and investment products to deliver comprehensive, integrated solutions to real estate owners, tenants, investors, lenders and corporate occupiers. Our range of services includes tenant representation, property and agency leasing, commercial property and corporate facilities management, property sales, appraisal and valuation and commercial mortgage brokerage and investment management. Our transaction, management, consulting and investment services are supported by highly regarded proprietary market research and extensive local expertise. Through our investment management business, we are a leading sponsor of real estate investment programs, including public non-traded real estate investment trusts (“REITs”).

During 2010, we generated revenue of $575.5 million, a 9 percent increase compared with 2009. This increase was largely attributable to the investments we have made in talent over the past two years, the expansion of our service platform and the improvement in overall market conditions. We recruited 122 senior brokerage professionals to our company in 2010 and expanded our service offerings to include debt and equity placement and appraisal and valuation services. We also expanded our geographic reach by opening owned offices in Cincinnati, Phoenix and San Diego and acquiring our affiliates in Las Vegas and central Florida, adding offices in Orlando, Tampa and Melbourne. We also took steps to rationalize our cost structure, reducing our corporate overhead by 24 percent to $34.0 million in 2010, from $44.7 million in 2009.

Recent Strategic and Financing Initiatives

On March 21, 2011, we announced, among other things, that we had retained JMP Securities LLC as an advisor to explore strategic alternatives for the Company, including a potential merger or sale transaction. On March 30, 2011, we entered into a commitment letter and exclusivity agreement with Colony Capital Acquisitions, LLC, pursuant to which, as discussed more fully below, (i) Colony Capital Acquisitions, LLC and one or more of its affiliates (collectively, “Colony”) agreed to provide an $18.0 million senior secured multiple draw term loan credit facility (the “Senior Secured Credit Facility”), and (ii) Colony obtained the exclusive right for sixty (60) days, commencing on March 30, 2011, to negotiate a strategic transaction with the Company. The entering into the Senior Secured Credit Facility, and all closings thereunder, are subject to customary terms and provisions, including delivery of opinions, good standing certificates, and customary representations, warranties and covenants.

Under the Senior Secured Credit Facility, we will have the right, upon twelve (12) business days notice and prior to May 15, 2011, to effect an initial draw of the lesser of $9.0 million or 100% of the eligible accounts receivable of (i) Grubb & Ellis Company (“Parent”) plus (ii) its subsidiary, Grubb & Ellis Management Services, Inc. (the “Borrower”). Thereafter, we will have the right to draw up to the lesser of $18.0 million or 100% of the eligible accounts receivable of the Parent and Borrower; provided, that, we may not make more than two (2) draws during the term (the “Loan”). The Loan, which will mature on March 1, 2012, will bear interest at the rate of 11% per annum and increases by 50 basis points at the end of each three (3) month period the Loan is outstanding. The Loan will be required to be prepaid upon certain events, including upon acceleration of or a monetary default under our Convertible Notes, and may be prepaid at our option at a premium equal to 4% of the principal amount of the Loan outstanding in the event only the initial draw is made under the Senior Secured Credit Facility and 2% of the principal amount of the Loan outstanding if both draws have been made under the Senior Secured Credit Facility. The Loan will be secured by a first priority lien on all of our assets, subject to certain customary exceptions, and the Senior Credit Facility will expressly permit the sale of our Daymark subsidiary. Upon the closing of the Senior Secured

Credit Facility, Colony will receive (i) a closing fee of $180,000, plus (ii) a three (3) year common stock purchase warrant, exercisable for a nominal consideration, for up to 6,712,000 shares of our common stock, provided that the warrants shall not be exercisable unless (x) a fundamental change occurs and the price paid for our common stock is equal to $1.10 per share (subject to customary adjustments), or (y) the volume weighted average price of our common stock for any consecutive 30-day period is equal to or greater than $1.10 per share. The warrant holder will be entitled to cashless exercise, and will also be entitled to piggyback and demand registration rights with respect to the shares of common stock issuable upon the exercise of the warrant. In addition, we will be entitled to make, in lieu of cash interest, payment-in-kind interest payments on the Loan, in which event there will be a formulaic increase in the number of shares issuable upon the exercise of the warrant. We are also obligated to pay Colony’s reasonable costs to effect the Loan transaction.

Pursuant to the exclusivity agreement, Colony has sixty (60) days, commencing on March 30, 2011, to negotiate a strategic transaction with us. In the event we and Colony enter into a definitive agreement for a strategic transaction, we then have twenty-five (25) business days to conduct a market check to solicit a competing transaction, subject to a twenty-four (24) hour matching right by Colony, as well as a 1% termination fee. Following this twenty-five (25) business day market check, the strategic transaction entered into with Colony will be subject to a customary no shop and fiduciary out with a 3% termination fee.

Business Segments

In the fourth quarter of 2010, we added a fourth reporting segment with the creation of Daymark Realty Advisors, Inc. (“Daymark”) to manage our legacy tenant-in-common (“TIC”) portfolio. Our four business segments are as follows: (1) Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for corporate occupier and real estate investor clients (2) Transaction Services, which comprises our real estate brokerage, valuation and appraisal operations; (3) Investment Management, which encompasses acquisition, financing, disposition and asset management services for our investment programs and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for its real estate investment trust (“REIT”) and other investment programs; and (4) Daymark, which includes our legacy TIC business. Additional information on these business segments can be found in Note 26 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Management Services

We deliver a full suite of integrated property, facility, asset, construction, business and engineering management services to corporate and institutional clients as well as property owners and tenants. Additionally, we provide consulting services, including site selection, feasibility studies, exit strategies, market forecasts, appraisals, strategic planning and research services.

We manage a broad range of properties including headquarters, facilities and office space for a broad cross section of corporations, including Fortune 500 companies. Our skills extend to management of industrial, manufacturing and warehousing facilities as well as data centers and retail outlets for real estate users and investors.

Our business objective is to provide customized programs that focus on cost-efficient operations and tenant retention, and we believe that Grubb & Ellis has differentiated itself in this highly competitive arena through service quality and a commitment to value-added solutions.

We are focused on expanding the scope of products and services offered, while ensuring that we continue to build client relationships with best-in-class service. In 2010, we announced a strategic alliance with Manhattan Software, Inc. (“Manhattan”), the global leader in enterprise real estate software, creating a unique real estate management partnership which we will offer to new and existing clients. By partnering with Manhattan, we will be able to provide corporate real estate users best-in-class workplace management technology and a truly integrated real estate management solution.

Our Management Services business ended 2010 with 255.1 million square feet of property under management, up from 240.7 million square feet a year earlier. During 2010, we added six new corporate outsourcing relationships and expanded the work we do for an additional 14 clients. During the fourth quarter of 2010, we were selected by a Fortune 100 global financial services provider to manage its more than 10-million-square-foot U.S. real estate portfolio.

Our Management Services segment’s five largest customers accounted for 37.2% of Management Services revenue in 2010, including 13.7% and 11.9% from its largest and second largest customers, respectively.

Transaction Services

With over 1,500 brokerage sales professionals within our owned and affiliate offices, we are one of the largest real estate brokerage firms in the country. Each year, our professionals successfully complete thousands of transactions on behalf of our clients. As of December 31, 2010, we operated 109 owned and affiliate offices throughout North America (56 owned and 53 affiliates). Focusing on the overall business objectives of our clients, we utilize our research capabilities, local knowledge, extensive properties database and the skill of our brokerage professionals to create, buy, sell and lease opportunities for both users and owners of commercial real estate. With a comprehensive approach to transactions, we offer a full suite of services to clients, from site selection and sale negotiations to needs analysis, occupancy projections, prospect qualification, pricing recommendations, long-term value consultation, tenant representation and consulting services.

We actively engage our brokerage sales professionals in the execution of our marketing strategy. Regional and metro-area managing directors, who are responsible for operations in each major market, facilitate the professional development of our brokers. Through our specialty practice groups, sales professionals share information regarding local, regional and national industry trends and participate in national marketing activities, including trade shows and seminars. This ongoing communication among brokers serves to enhance client service as well as the expertise of our professionals. We also support the continuing education of our brokerage sales professionals through more formal education, including programs offering sales and motivational training and cross-functional networking and business development opportunities.

In the local markets in which we do not own offices, we have affiliation agreements with independent real estate services providers that conduct business under our brand. These affiliate relationships are primarily in key secondary and tertiary markets where our clients have a need for real estate services, but would not support an owned office. Our affiliation agreements, which are generally multi-year contracts, provide for exclusive mutual referrals in their respective markets, generating referral fees. Through our affiliate offices, we have access to over 550 brokers with local market research capabilities. During 2010, as part of our strategy to increase our presence in the Top 50 markets, we acquired our affiliates in Las Vegas and central Florida, and opened offices in Cincinnati, Phoenix and San Diego, all markets in which we previously operated with an affiliate.

Our Corporate Services Group provides comprehensive coordination of real estate related services to help realize the needs of corporate occupiers’ real estate portfolios and to maximize their business objectives. These services include consulting services, lease administration, strategic planning, project management, account management and international services.

During 2010, we extended our service offerings to include appraisal services and debt and equity brokerage services. In the fourth quarter of 2010, we launched Grubb & Ellis Landauer Valuation Advisory Services taking space in 24 existing office locations, creating a national appraisal platform for these services. As of December 31, 2010, we had 73 employees in this business and expect to significantly grow and expand this platform. In addition, as of December 31, 2010, we had 11 debt and equity-focused brokers located in a number of key markets.

Investment Management

Grubb & Ellis and its subsidiaries sponsor real estate investment programs that provide individual investors the opportunity to invest in a broad range of real estate investment vehicles, with a primary focus on public non-traded REITs. We brand our investment programs to capitalize on the strength of the Grubb & Ellis brand and to leverage our various real estate service platforms.

Investment management products are distributed through our broker-dealer subsidiary, which is registered with the U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and all 50 states and the District of Columbia. Our securities company has agreements with an extensive network of broker dealers with selling relationships providing access to thousands of licensed registered representatives. Part of our focus is to continue to expand our network of broker-dealers which increases the opportunity to raise the amount of equity in our various investment programs.

Through our subsidiary, Grubb & Ellis Equity Advisors, LLC (“GEEA”), we sponsor and advise Grubb & Ellis Healthcare REIT II, Inc. (“Healthcare REIT II”), a public non-traded REIT focused on healthcare-related real estate that is registered with the SEC but is not listed on a national securities exchange. During 2010, Healthcare REIT II raised $136.9 million, up from $14.9 million in 2009 when the REIT first began raising equity. As of December 31, 2010, Healthcare REIT II’s portfolio consisted of nearly $200.0 million in healthcare related assets.

According to the Stanger Report, Winter 2011, published by Robert A. Stanger and Co., an independent investment banking firm, approximately $8.0 billion was raised in the non-traded REIT sector in 2010, an increase of over 19% from 2009, and we believe it is an industry in which we have considerable expertise and the opportunity to expand our operations.

Our Investment Management segment earns substantially all of its revenue from Healthcare REIT II.

Daymark Realty Advisors

On February 10, 2011, we announced the creation of Daymark, a wholly owned and separately managed subsidiary that is responsible for the management of our tenant-in-common portfolio. Subsequent thereto we announced that we had retained FBR Capital Markets & Co to explore strategic alternatives with respect to Daymark and its portfolio, which includes over 8,700 multi-family units and 33.3 million square feet of commercial office properties. Daymark will provide specialized services to our TIC portfolio, which require unique expertise and client focus, especially as the commercial real estate industry begins to recover from the significant downturn of the past few years. Daymark will provide strategic asset management, property management, structured finance, accounting and loan advisory services to our existing portfolio.

On March 25, 2011, we entered into a Services Agreement (the “Services Agreement”) with certain of our wholly-owned subsidiaries, including Daymark, pursuant to which we will provide certain corporate, administrative and other services to the various subsidiaries, and in connection therewith, such subsidiaries shall recognize the provision of such services and the allocation of the costs associated therewith. The Services Agreement, among other things, memorializes the intercompany account balances between us and certain of our subsidiaries and the treatment of such intercompany balances upon the occurrence of certain events.

Our Strategy

As one of the oldest and most recognized brands in the commercial real estate industry, Grubb & Ellis is known for its broad geographic reach, long-term client relationships and full range of product and service offerings. Our strategy is to leverage these strengths to broaden our real estate services to the industry. We are focused on four primary goals: increasing the scale and productivity of our leasing and investment sales brokerage professionals; increasing the scope of innovative comprehensive solutions and services we provide to our commercial real estate clients; expanding our owner and occupier property and facilities management portfolio; and growing our position in the sponsorship of public non-traded REITs.

Convertible Notes

During the second quarter of 2010, we completed an offering (“Offering”) of $31.5 million of unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the

Securities Act of 1933, as amended. The Convertible Notes pay interest at a rate of 7.95% per year semi-annually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. We received net proceeds from the Offering of approximately $29.4 million after deducting all offering expenses. We used the net proceeds from the Offering to fund growth initiatives, short-term working capital and for general corporate purposes.

Holders of the Convertible Notes may convert notes into shares of our common stock at the initial conversion rate of 445.583 shares per $1,000 principal amount of the Convertible Notes (equal to a conversion price of approximately $2.24 per share of our common stock), subject to adjustment in certain events (but not for accrued interest) at any time prior to the close of business on the scheduled trading day before the stated maturity date. In addition, following certain corporate transactions, we will increase the conversion rate for a holder who elects to convert in connection with such corporate transaction by a number of additional shares of our common stock as set forth in the indenture.

No holder of the Convertible Notes will be entitled to acquire shares of common stock delivered upon conversion to the extent (but only to the extent) such receipt would cause such converting holder to become, directly or indirectly, a “beneficial owner” (within the meaning of Section 13(d) of the Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) of more than 14.99% of the shares of our common stock outstanding at such time.

We may not redeem the Convertible Notes prior to May 6, 2013. On or after May 6, 2013 and prior to the maturity date, we may redeem for cash all or part of the Convertible Notes at 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, up to but excluding the redemption date.

Under certain circumstances following a fundamental change, which is substantially similar to a fundamental change with respect to our Preferred Stock, we will be required to make an offer to purchase all of the Convertible Notes at a purchase price of 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

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

On March 8, 2011, we commenced a consent solicitation to amend the indenture under which the Convertible Notes were issued to exclude our subsidiaries, Daymark and NNN Realty Advisors, Inc. (and each of their direct and indirect subsidiaries) from certain events of default under the Convertible Notes. The consent solicitation was initially scheduled to expire on March 21, 2011 and was extended by us on that date to March 25, 2011. We subsequently extended the expiration date of the consent solicitation a second time on March 25, 2011 to April 4, 2011. We offered a consent fee to holders of the Convertible Notes who consented to this amendment in the form of restricted shares of our common stock, subject to registration rights. Specifically, we initially offered a consent fee to consenting Note holders of approximately 36 restricted shares of common stock per each $1,000 principal amount of the Convertible Notes. In connection with the second extension of the consent solicitation, we increased the consent fee to an amount equal to 4% of the principal amount of the Convertible Notes held by the consenting holder divided by the closing price of the common stock on the expiration of the consent solicitation, but in no event greater than $.99 per share and in no event less than $.89 per share. In the event that we obtain the requisite consents, the restricted shares of common stock that we will issue to those holders of Convertible Notes who properly consent are subject to registration rights. Pursuant to a registration rights agreement we have agreed to enter into with the consenting holders of Convertible Notes, we will promptly file a shelf registration statement registering the resale of the restricted stock with the Securities and Exchange Commission (the “Commission”), and will use commercially reasonable efforts to cause the shelf registration statement to become effective within 30 days after the date the shelf registration statement is filed (or within 75 days of the date the shelf registration statement is filed if the registration statement is reviewed by the Commission). We will use its commercially reasonable efforts to keep the shelf registration statement effective until the earlier to occur of: (x) the date all of the restricted shares of common stock have been sold pursuant to the shelf registration statement, (y) the one-year anniversary of the latest issue date of restricted shares of common stock, and (z) the date all restricted shares of common stock have been sold pursuant to Rule 144. If we default on our registration obligations under the registration rights agreement, we will have to pay the holder cash in an amount that shall accrue at a rate of 2.0% per month on the average daily aggregate market value of the restricted stock issued as payment of the consent fee, determined daily by multiplying the amount of such Restricted Stock by $1.11 per share, until all such registration defaults are cured.

Property Dispositions

On December 30, 2010, we completed the sale of NNN/SOF Avallon LLC (“Avallon”), an office building located in Austin, Texas, to an unaffiliated entity for a sales price of $37.0 million.

Industry and Competition

The U.S. commercial real estate services industry is large and highly fragmented, with thousands of companies providing asset management, investment management and brokerage sales and leasing transaction services. In recent years the industry has experienced substantial consolidation, a trend that is expected to continue.

We compete in a variety of service businesses within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. We face competition not only from other regional and national service providers, but also from global real estate providers, boutique real estate advisory firms and appraisal firms. Although many of our competitors are local or regional firms that are substantially smaller than us, some competitors are substantially larger than us on a local, regional, national and/or international basis.

Within the management services business, according to a recent survey published in 2010 by National Real Estate Investor, the top 25 companies in the industry manage over 10.5 billion square feet of commercial property. We rank as the seventh largest property management company in this survey with 304.7 million square feet under management at year end 2009, including property under management in our affiliate offices. The largest company in the survey had 2.5 billion square feet under management.

Our investment management business is subject to competition on a number of different levels. We compete with both large and small investment sponsors of non-traded REITs and face competition from new entrants or entrants that focus on raising capital through the same channels as us. With regard to fundraising in the retail securities arena, our securities company faces competition to acquire limited shelf space in selling group firms and faces fundraising challenges from an industry-wide oversupply of product seeking limited investor dollars. Separate from fundraising competition, the investment programs themselves face competition generally from REITs, institutional pension plans and other public and private real estate companies and private real estate investors for the acquisition of properties and for the limited financing available to real estate investors.

While there can be no assurances that we will be able to continue to compete effectively, maintain current fee levels or margins, or maintain or increase our market share, based on our competitive strengths, we believe that we have the infrastructure and personnel to continue to operate in this highly competitive industry. Specifically, as our business involves the management, leasing, acquisition, disposition, and financing of commercial properties, many of such activities are dependent, either directly or indirectly, and in whole or in part, on the availability and cost of credit. In addition, the performance of real estate investment and leasing markets is dependent on the level of economic activity on a regional and local basis.

Environmental Regulation

Federal, state and local laws and regulations impose environmental zoning restrictions, use controls, disclosure obligations and other restrictions that impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as the willingness of mortgage lenders to provide financing, with respect to some properties. If transactions in which we are involved are delayed or abandoned as a result of these restrictions, the brokerage business could be adversely affected. In addition, a failure by us to disclose known environmental concerns in connection with a real estate transaction may subject us to liability to a buyer or lessee of property.

We generally undertake a third-party Phase I investigation of potential environmental risks when evaluating an acquisition for a sponsored program. A Phase I investigation is an investigation for the presence or likely presence of hazardous substances or petroleum products under conditions that indicate an existing release, a post release or a material threat of a release. A Phase I investigation does not typically include any sampling. Our programs may acquire a property with environmental contamination, subject to a determination of the level of risk and potential cost of remediation.

Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. In addition, an increasing number of federal, state, local and foreign governments have enacted various treaties, laws and regulations that apply to environmental and climate change, in particular seeking to limit or penalize the discharge of materials such as green house gas into the environment or otherwise relating to the protection of the environment. As a property manager, we could be held liable as an operator for any such contamination or discharges, even if the original activity was legal and we had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than our share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. We could also incur liability for property damage or personal injury claims alleged to result from environmental contamination or discharges, or from asbestos-containing materials or lead-based paint present at the properties that it manages. Insurance for such matters may not always be available, or sufficient to cover our losses. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of legal compliance and potentially subject us to violations or claims. Although such costs have not had a material impact on our financial results or competitive position in 2010, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause us to incur significant costs in the future, and/or adversely impact the brokerage and management services businesses.

Seasonality

A substantial portion of our revenues are derived from brokerage transaction services, which are seasonal in nature. As a consequence, our revenue stream and the related commission expense are also subject to seasonal fluctuations. However, our non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. We typically experience our lowest quarterly revenue from transaction services in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. Transaction services revenue represented 41.5% of total revenue for 2010.

Regulation

Transaction and Property Management Services

We along with our brokers, salespersons, appraisers and, in some instances, property managers are regulated by the states in which we conduct business. These regulations may include licensing procedures, prescribed professional responsibilities and anti-fraud provisions. Our activities are also subject to various local, state, national and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws and regulations and are affected bylaws and regulations relating to real estate and real estate finance and development. Because of the size and scope of real estate sales transactions there is difficulty of ensuring compliance with the numerous state statutory requirements and licensing regimes and there is possible liability resulting from non-compliance.

Dealer-Manager Services

The securities industry is subject to extensive regulation under federal and state law. Broker-dealers are subject to regulations covering all aspects of the securities business. In general, broker-dealers are required to register with the SEC and to be members of FINRA. As a member of FINRA, our securities companies are subject to the requirements of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the rules promulgated thereunder and to applicable FINRA rules. These regulations establish, among other things, the minimum net capital requirements for the broker-dealers. Such business is also subject to regulation under various state laws in all 50 states and the District of Columbia, including registration requirements.

Service Marks

We have registered trade names and service marks for the “Grubb & Ellis” name and logo and certain other trade names. The “Grubb & Ellis” brand name is considered an important asset of ours and we actively defend and enforce such trade names and service marks.

Real Estate Markets

Our business is highly dependent on the commercial real estate markets, which in turn are impacted by numerous factors, including but not limited to the general economy, availability and terms of credit and demand for real estate in local markets. Changes in one or more of these factors could either favorably or unfavorably impact the volume of transactions, demand for real estate investments and prices or lease terms for real estate. Consequently, our revenue from transaction services, investment management operations and property management fees, operating results, cash flow and financial condition are impacted by these factors, among others.

Employees

As of December 31, 2010, we had over 4,500 employees including more than 950 transaction professionals working in 56 owned offices as well as over 550 affiliate transaction professionals working in 53 affiliate offices. Nearly 2,350 employees serve as property and facilities management staff at our client-owned properties and our clients reimburse us fully for their salaries and benefits. We consider our relationship with our employees to be good and have not experienced any interruptions of our operations as a result of labor disagreements.

Availability of this Report

Our internet address is www.grubb-ellis.com. On the Investor Relations page on this web site, we post our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our proxy statements as soon as reasonably practicable after it files them electronically with the SEC. All such filings on the Investor Relations web page are available to be viewed free of charge. In addition, the SEC maintains a website that contains these reports at www.sec.gov. Information contained on our website and the SEC website is not part of this Report on Form 10-K or our other filings with the SEC. We assume no obligation to update or revise any forward-looking statements in the Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

In addition, a copy of this Report on Form 10-K is available without charge by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Item 1A.	Risk Factors.

Risks Related to Our Business in General

Our current cash on-hand and cash flow from operations may not be sufficient to fund our future operating costs and liabilities or our growth strategy.

There can be no assurances that our current cash on-hand and anticipated cash flow from operations will be sufficient to meet all of our cash requirements. As December 31, 2010, our consolidated cash and cash equivalents balance was $30.9 million. Given the seasonality of our business, we anticipate net negative cash flow over the course of at least the first two quarters of the year. We have historically relied upon access to the credit markets from time to time as a source of liquidity for the portion of our working capital requirements not provided by cash from operations.

A failure to close our Senior Secured Credit Facility with Colony Capital would have a material adverse affect on our business and financial condition.

On March 30, 2011 we entered into a commitment letter with respect to the $18.0 million Senior Secured Credit Facility. The entering into of the Senior Secured Credit Facility, and all closings thereunder, are subject to customary terms and provisions, including delivery of opinions, good standing certificates, and customary representations, warranties and covenants. In the event that we are not successful in meeting such conditions and are unable to obtain the full $18.0 million of funding under the Senior Secured Credit Facility, or an alternative funding facility, it could create substantial doubt about our ability to continue as a going concern for the twelve month period ending December 31, 2011.

We may not have sufficient liquidity to satisfy our intercompany payable to NNN Realty Advisors, Inc., should such obligation become due and payable.

Since our merger with NNNRA in December of 2007, we, on the one hand, and NNN Realty Advisors, Inc. (“NNNRA”) and its subsidiaries, on the other hand, have engaged in on-going intercompany transactions and services in the normal course of business. It has been our long-standing practice to calculate and report these intercompany balances on a net basis. As of December 31, 2010, based upon unaudited numbers, the cumulative net result of these transactions and services was an intercompany balance payable from us to NNNRA in the amount of approximately $13.9 million. Furthermore, NNNRA and its subsidiaries held approximately $8.1 million of cash and cash equivalents at December 31, 2010, of our total cash and cash equivalents of approximately $30.9 million. The intercompany balance will fluctuate over time as a result of ongoing intercompany transactions. Similarly, the amount of cash and cash equivalents held by NNNRA and its subsidiaries may increase or decrease over time based on such entities’ results of operations. In the event of any adversity between us and NNNRA, there can be no assurance that NNNRA will not make an immediate demand for payment of the intercompany payable or that we will have access to the cash and cash equivalents held by NNNRA. Moreover, the ability to net debits and credits between us, NNNRA and our subsidiaries in the event of a bankruptcy filing by all or any one of these entities may be limited by 11 U.S.C. § 553 and the case law interpreting 11 U.S.C. § 553.

We and our Daymark affiliate are involved in litigation relating to its tenant-in-common portfolio that may have a material adverse effect.

We and our Daymark affiliate have been named as defendants in multiple lawsuits relating to certain of our investment management offerings, in particular Daymark’s TIC programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by our existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations. Additional information on our legal proceedings can be found in Item 3.

We may be required to satisfy guaranty and indemnity obligations in connection with loans that were used to finance properties acquired by our investment programs now managed by Daymark.

Historically our investment management subsidiaries provided non-recourse carve-out guarantees or indemnities relating to loans for properties now under the management of Daymark. As of December 31, 2010, there were 133 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from 1 to 10 years, secured by properties with a total aggregate purchase price of approximately $4.3 billion as of December 31, 2010.

A “non-recourse carve-out” guarantee or indemnity potentially imposes liability on the guarantor or indemnitor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse/carve-out guarantee or indemnity is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property. While there is not a standard document evidencing these guarantees and indemnities, liability under the non-recourse/carve-out guarantees or indemnities generally may be triggered by, among other things, any or all of the following:

•	a voluntary bankruptcy or similar insolvency proceeding of any borrower;

•	a “transfer” of the property or any interest therein in violation of the loan documents;

•	a violation by any borrower of the special purpose entity requirements set forth in the loan documents;

•	any fraud or material misrepresentation by any borrower or any guarantor in connection with the loan;

•	the gross negligence or willful misconduct by any borrower in connection with the property, the loan or any obligation under the loan documents;

•	the misapplication, misappropriation or conversion of (i) any rents, security deposits, proceeds or other funds, (ii) any insurance proceeds paid by reason of any loss, damage or destruction to the property, and (iii) any awards or other amounts received in connection with the condemnation of all or a portion of the property;

•	any waste of the property caused by acts or omissions of borrower of the removal or disposal of any portion of the property after an event of default under the loan documents; and

•	the breach of any obligations set forth in an environmental or hazardous substances indemnity agreement from borrower.

Certain acts (typically the first three listed above) may render the entire debt balance recourse to the guarantor or indemnitor, while the liability for other acts is typically limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees and indemnities. Generally the guarantor or indemnitor irrevocably and unconditionally guarantees or indemnifies the lender the payment and performance of the guaranteed or indemnified obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor or indemnitor covenants and agrees that it is liable for the guaranteed or indemnified obligations as a primary obligor.

In addition, the consolidated variable interest entities (“VIEs”) and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments totaling

$405.3 million and $277.0 million for the consolidated VIEs as of December 31, 2010 and 2009, respectively, and $0 and $93.3 million for the unconsolidated VIEs as of December 31, 2010 and 2009, respectively.

If property values and performance decline, the risk of exposure under these guarantees increases. Management initially evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). As of December 31, 2010 and 2009, we had recourse guarantees of $24.9 million and $33.9 million, respectively, relating to debt of properties under management (of which $12.0 million and $12.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). As of December 31, 2010 and 2009, approximately $9.5 million and $9.8 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $2.0 million and $0, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). In addition, as of December 31, 2010, we had $8.0 million of recourse guarantees related to debt that will mature in the next twelve months (of which the entire amount is recourse back to Grubb & Ellis Company). Our evaluation of the potential liability arising from guarantees may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any of our subsidiaries to pay such debts as they become due would likely have a materially negative impact on our ongoing business, and the investment management operations in particular. As of December 31, 2010 and 2009, we recorded a liability of $0.8 million and $3.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.

Failure by our subsidiaries to pay liabilities arising under the non-recourse carve-out guarantees and indemnities when due, or the insolvency of Daymark or certain of its subsidiaries, including NNNRA, may trigger a cross default under our Convertible Notes.

In the event we or our Daymark subsidiaries incur liabilities under the non-recourse carve-out guarantees and indemnities in excess of $1,000,000 which are not satisfied when due, or Daymark or certain of its subsidiaries go into bankruptcy, it may result in a cross default under our Convertible Notes. Upon a cross default the entire $31.5 million principal amount of Convertible Notes could become due and payable, which would have a material and adverse effect on our liquidity and financial position.

There are no assurances that we will be able to obtain the requisite consents from our holders of Convertible Notes to amend the Convertible Note indenture to eliminate certain events of default, certain of which could occur as a consequence of recent events.

Our Convertible Notes contain various events of default, including, among others, that in the event we or any of our subsidiaries fail to pay any indebtedness for borrowed money in excess of $1,000,000 (other than non-recourse mortgage debt) when due, or go into bankruptcy, it could result in a cross default under our Convertible Notes. We are currently seeking the consent of holders of Convertible Notes holding in excess of 50% of the principal amount of the Convertible Notes to amend the indenture with respect to the Convertible Notes so as to eliminate these potential cross defaults with respect to our Daymark subsidiary and all of Daymark’s direct and indirect subsidiaries. Currently, in connection with bankruptcy filings effected by two unaffiliated, individual investor entities which are minority owners in two TIC programs located in Texas, Met Center 10 and 2400 West Marshall, that were originally sponsored by a subsidiary of Daymark, such subsidiary may become liable for amounts in excess of $1,000,000 with respect to either or both of these properties. In the event such were to occur, and we do not obtain the requisite consents and were unable to pay these amounts, it could result in a cross default of the Convertible Notes and accelerate the entire $30 million principal amount of the Convertible Notes, which would have a material adverse effect on our liquidity and financial position.

The insolvency of Daymark or one or more of its subsidiaries, including NNNRA and GERI, could subject us to variety of legal claims, cause reputational damage, result in a loss of business and employees and may have a material adverse effect on our business.

The current market value of many of the properties managed by Daymark and its affiliates have decreased as a result of the overall decline in the economy and commercial real estate markets and resulted in reductions in distributions in numerous investment programs, in many instances to a zero percent distribution rate. In addition, there have been a number of lawsuits initiated regarding the Daymark portfolio and its operations and, as noted above, Daymark and its subsidiaries may be liable with respect to certain loan guarantees, including partial recourse and non-recourse carve-out guarantees and indemnities. A materially adverse outcome with respect to these various factors, either individually or in their totality, may result in Daymark or one or more of its subsidiaries seeking protection from creditors through an insolvency proceeding. In such event, all or part of Daymark’s assets and operations would come under the supervision of the bankruptcy court. Because a bankruptcy or other insolvency proceeding involves an adjustment of the assets and liabilities of the bankrupt entity, a bankruptcy proceeding may result in adverse claims being brought against us and involve an adjustment of intercompany claims, including with respect to the intercompany payable from us to NNNRA, the result of which may result in material liabilities to us and our related parties and affiliates. In addition, a bankruptcy of Daymark or one or more of its affiliates may cause us reputational damage and may, among other things, negatively affect our ongoing investment management programs, including our sponsored non-traded REIT, which could have a material adverse effect on our business.

We are obligated to pay quarterly dividends with respect to our Preferred Stock; we failed to make our last preferred dividend payment.

We are obligated to pay quarterly dividends with respect to the 12% Preferred Stock and in the event such dividends are in arrears for six or more quarters, whether or not consecutive, subject to certain limitations, holders representing a majority of shares of Preferred Stock (voting together as a class with the holders of all other classes or series of preferred stock upon which like voting rights have been conferred and are exercisable) will be entitled to nominate and vote for the election of two additional directors to serve on our Board of Directors (the “Preferred Stock Directors”), until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable have been paid or declared and a sum sufficient for payment is set aside for such payment; provided that the election of any such Preferred Stock Directors will not cause us to violate the corporate governance requirements of the New York Stock Exchange (“NYSE”) (or any other exchange or automated quotation system on which our securities may be listed or quoted) that requires listed or quoted companies to have a majority of independent directors; and provided further that the Board of Directors will, at no time, include more than two Preferred Stock Directors.

We failed to pay our last dividend which was due on March 31, 2011.

The ongoing weakness in the general economy and the real estate market has negatively impacted and could continue to negatively impact our business and financial results.

Periods of economic slowdown or recession can significantly reduce access to credit, lower employment levels, decreased demand for real estate, decreased real estate values or the perception that any of these events may occur, can reduce transaction volumes or demand for services for each of our business lines. The current condition of the national economy and the downturn in real estate markets have resulted in and may continue to result in:

•	a decline in acquisition, disposition and leasing activity;

•	a decline in the supply of capital invested in commercial real estate;

•	a decline in fees collected from investment management programs, which are dependent upon demand for investment in commercial real estate; and

•	a decline in the value of real estate and in rental rates, which would cause us to realize lower revenue from:

•	property management fees, which in certain cases are calculated as a percentage of the revenue of the property under management; and

•	commissions or fees derived from property valuation, sales and leasing, which are typically based on the value, sale price or lease revenue commitment, respectively.

The weakened real estate market in the United States, the limited availability of credit, high levels of unemployment, and the current general business and economic environment have impacted real estate services and investment management firms like ours through reduced transaction volumes, falling transaction values, lower real estate valuations, liquidity restrictions, market volatility, and the loss of confidence. We are not able to predict with certainty these economic and real estate market factors. The real estate market tends to be cyclical and related to the condition of the overall economy and to the perceptions of investors, developers and other market participants as to the economic outlook. A continued downturn in the real estate market or weakening of the national economy could negatively impact our business and results of operation.

We may not be able to comply with the NYSE’s continued listing requirements, which failure would cause our common stock to be delisted from trading on the NYSE, trigger a “fundamental change” and repurchase obligation under our Convertible Notes, and could have a material adverse effect on the liquidity and value of our common stock.

The NYSE’s continued listing standards require that we maintain an average market capitalization and shareowners’ equity of not less than $50.0 million and that our common stock, among other things, not have an average closing price of at least $1.00 over a consecutive thirty trading day period. As of December 31, 2010, we had a market capitalization and shareowner’s deficit of $89.1 million and $68.1 million, respectively, and a stock price of $1.27 per share. As of March 30, 2011, we had a stock price of $0.75 per share and a thirty day average of $1.04 per share. There can be no assurance that we will be able to maintain the minimum levels of market capitalization and shareowner’s equity and stock price as required by the NYSE. If we are unable to maintain compliance with the NYSE’s continued listing standard, our common stock will be delisted from the NYSE. As a result, we likely would have our common stock listed on another national exchange or quoted on the Over-the-Counter Bulletin Board (“OTC BB”) in order to have our common stock continue to be traded on a public market. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. Delisting from the NYSE and failure to register on another national exchange would trigger a “fundamental change” under the indenture for our Convertible Notes and allow the holders of the Convertible Notes to trigger a repurchase obligation by us of the Convertible Notes. We may not have sufficient funds to repurchase the Convertible Notes should such a fundamental change occur. Delisting from the NYSE may also preclude us from using certain state securities law exemptions, which could make it more difficult and expensive for us to raise capital in the future and more difficult for us to provide compensation packages sufficient to attract and retain top talent. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, and such issuers receive less news and analyst coverage, our reputation may suffer, which could result in a decrease in the trading price of our shares. The delisting of our common stock from the NYSE, therefore, could significantly disrupt the ability of investors to trade our common stock and could have a material adverse effect on us and the value and liquidity of our common stock.

We operate in a highly competitive business with numerous competitors, some of which may have greater financial and operational resources than we do.

We compete in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as on a regional and local level. We face competition not only from other national real estate service providers, but also from global real estate service providers, boutique real estate advisory firms, consulting and appraisal firms. Depending on the product or service, we also faces competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms, some of which may have greater financial resources than we do. We are also subject to competition from other large national firms and from multi-national firms that have similar service competencies to it. Although many of our competitors are local or regional firms that are substantially smaller than it, some of our competitors are substantially larger than us on a local, regional, national or international basis. In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our business lines or on an overall basis, or to maintain current fee levels or margins, or maintain or increase our market share.

As a service-oriented company, we depend upon the retention of senior management and key personnel, and the loss of our current personnel or our failure to hire and retain additional personnel could harm our business. Our current stock price, as well as limited number of stock available under our Omnibus Equity Plan, could materially impair our ability to hire and retain key personnel.

Our success is dependent upon our ability to retain our executive officers and other key employees and to attract and retain highly skilled personnel. We believe that our future success in developing our business and maintaining a competitive position will depend in large part on our ability to identify, recruit, hire, train, retain and motivate highly skilled executive, managerial, sales, marketing and customer service personnel. Competition for these personnel is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. We use equity incentives to attract and retain our key personnel. Our decreased stock price results in the decline in value of previously provided equity awards, which may result in an increase risk of loss of key personnel. The performance of our stock may also diminish our ability to offer attractive incentive awards to new hires. In addition, as of December 31, 2010, only 299,724 shares of common stock remained eligible for future grant under the Omnibus Equity Plan. The limited shares available for future grant under our Omnibus Equity Plan may limit our ability to retain key personnel and attract new hires. Our failure to recruit and retain necessary executive, managerial, sales, marketing and customer service personnel could harm our business and our ability to obtain new customers.

Failure to manage any future growth effectively may have a material adverse effect on our financial condition and results of operations.

Management will need to successfully manage the integration of recent acquisitions any future growth effectively. The integration and additional growth may place a significant strain upon management, administrative, operational and financial infrastructure. In addition, there can be no assurance that such acquisitions will be accretive or generate operating margins. Our ability to grow also depends upon our ability to successfully hire, train, supervise and manage additional executive officers and new employees, obtain financing for our capital needs, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. Additionally, managing future growth may be difficult due to the new geographic locations and our business lines. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continues to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the integration of recent acquisitions and future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Transaction Services and Management Services Businesses

Our quarterly operating results are likely to fluctuate due to the seasonal nature of our business and may fail to meet expectations, which may cause the price of our securities to decline.

Historically, the majority of our revenue has been derived from the transaction services that it provides. Such services are typically subject to seasonal fluctuations. We typically experience our lowest quarterly revenue in the quarter ending March 31 of each year with higher and more consistent revenue in the quarters ending June 30 and September 30. The quarter ending December 31 has historically provided the highest quarterly level of revenue due to increased activity caused by the desire of clients to complete transactions by calendar year-end. However, our non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. As a result, since a high proportion of these operating expenses are fixed, declines in revenue could disproportionately affect our operating results in a quarter. In addition, our quarterly operating results have fluctuated in the past and will likely continue to fluctuate in the future. If our quarterly operating results fail to meet expectations, the price of our securities could fluctuate or decline significantly.

If the properties that we manage fail to perform, then our business and results of operations could be harmed.

Our success partially depends upon the performance of the properties it manages. We could be adversely affected by the nonperformance of, or the deteriorating financial condition of, certain of our clients. The revenue we generate from our property management business is generally a percentage of aggregate rent collections from the properties. The performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of our control:

•	our ability to attract and retain creditworthy tenants;

•	the magnitude of defaults by tenants under their respective leases;

•	our ability to control operating expenses;

•	governmental regulations, local rent control or stabilization ordinances which are in, or may be put into, effect;

•	various uninsurable risks;

•	financial condition of certain clients;

•	financial conditions prevailing generally and in the areas in which these properties are located;

•	the nature and extent of competitive properties; and

•	the general real estate market.

These or other factors may negatively impact the properties that we manage, which could have a material adverse effect on our business and results of operations.

If we fail to comply with laws and regulations applicable to real estate brokerage, appraisal and mortgage transactions and other business lines, then we may incur significant financial penalties.

Due to the broad geographic scope of our operations and the real estate services performed, we are subject to numerous federal, state and local laws and regulations specific to the services performed. For example, the brokerage of real estate sales and leasing transactions requires us to maintain brokerage licenses in each state in which we operates. If we fail to maintain our licenses or conduct brokerage activities without a license or violate any of the regulations applicable to our licenses, then we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. In addition, because the size and scope of real estate sales transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws and regulations applicable to our business, both in the United States and in foreign countries, also may change in ways that increase the costs of compliance. The failure to comply with both foreign and domestic regulations could result in significant financial penalties which could have a material adverse effect on our business and results of operations.

We may not be able to replace affiliate offices when affiliation agreements are terminated which may decrease our scope of services and geographic reach.

As of December 31, 2010, we operated 109 owned and affiliate offices throughout North America, of which 56 were owned and 53 were affiliates. From time to time our affiliate arrangements may be terminated pursuant to the terms of the individual affiliation agreements. In 2010, our affiliate arrangements were terminated in a number of markets and in some cases we replaced such affiliate offices with owned offices in lieu of entering into replacement affiliation arrangements. The opening of an owned office to replace an affiliate office requires us to invest capital, which in some cases may be material. In the event our affiliation relationships are terminated, we will lose our market coverage in such market if we do not enter into a replacement affiliation arrangement or open an owned office. There can be no assurance that if we lose additional affiliates we will be able to identify suitable replacement affiliates or fund the establishment of an owned office. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation, and affect or ability to attract and retain key employees and could have a material adverse effect on our business and results of operations.

We may have liabilities in connection with real estate brokerage and property and facilities management activities.

As a licensed real estate broker, we and our licensed employees and independent contractors that work for us are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties that we or they brokered or managed. We could become subject to claims by participants in real estate sales, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our statutory obligations as a broker.

In addition, in our property and facilities management businesses, we hire and supervises third-party contractors to provide construction and engineering services for our managed properties. While our role is limited to that of a supervisor, we may be subject to claims for construction defects or other similar actions. Adverse outcomes of property and facilities management litigation could have a material adverse effect on our business, financial condition and results of operations.

Environmental regulations may adversely impact our business and/or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may adversely affect the results of operations and financial condition of our real estate brokerage business. In addition, a failure by us to disclose environmental concerns in connection with a real estate transaction may subject us to liability to a buyer or lessee of property.

In addition, in our role as a property manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes at properties we currently or formerly managed, or at off-site locations where wastes from such properties were disposed. Such liability can be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site. We could also be held liable for property damage or personal injury claims alleged to result from environmental contamination, or from asbestos-containing materials or lead-based paint present at the properties we manage. Insurance for such matters may not be available or sufficient.

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of legal compliance and potentially subject us to violations or claims. Although such costs have not had a material impact on our financial results or competitive position during fiscal year 2008, 2009 or 2010, the enactment of additional regulations, or more stringent enforcement of existing regulations, could cause us to incur significant costs in the future, and/or adversely impact our brokerage and management services businesses.

We may expand our business to include international operations so that we may be more competitive, but in doing so we could subject ourselves to social, political and economic risks of doing business in foreign countries.

Although we do not currently conduct significant business outside the United States, we are considering an expansion of our international operations so that we may be more competitive. Currently, our lack of international capabilities sometimes places us at a competitive disadvantage when prospective clients are seeing one real estate services provider that can service their needs both in the United States and overseas. There can be no assurances that we will be able to successfully expand our business in international markets. Current global economic conditions may restrict, limit or delay our ability to expand our business into international markets or make such expansion less economically feasible. If we expand into international markets, circumstances and developments related to international operations that could negatively affect our business or results of operations include, but are not limited to, the following factors:

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

Additionally, we may establish joint ventures with foreign entities for the provision of brokerage services abroad, which may involve the purchase or sale of our equity securities or the equity securities of the joint venture participant(s). In these joint ventures, we may not have the right or power to direct the management and policies of the joint venture and other participants may take action contrary to our instructions or requests and against our policies and objectives. In addition, the other participants may become bankrupt or have economic or other business interests or goals that are inconsistent with ours. If a joint venture participant acts contrary to our interest, then it could have a material adverse effect on our business and results of operations.

Risks Related to our Investment Management Businesses

The performance of our Daymark operations could adversely affect our non-traded REIT business, as it could cause harm to our reputation, cause the loss of third-party broker-dealer selling agreements and limit our ability to sign future third-party broker-dealer selling agreements.

In the event that Daymark is unable to overcome its current business challenges and successfully defend itself from the potential liabilities that it currently faces, such events could cause us to lose third-party broker-dealer selling agreements for investment programs, including our non-traded REIT, and limit our ability to sign future third-party broker-dealer agreements, which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue streams generated from our sponsored non-traded REIT are subject to limitation or cancellation.

Our ability to earn fees in connection with our sponsored non-traded REIT will depend on our ability to raise equity capital for the REIT and to provide asset acquisition and management services, including identifying appropriate assets for acquisition and effectively and efficiently closing transactions. If we are unable to identify suitable investment properties, or if property valuations or performance declines, our fees may be reduced, including our disposition and management fees. For our REIT, investment decisions are controlled by the Board of Directors of the REIT that is independent of us and investment decisions of the Board affect the fees we earn. In addition, failures of our programs to provide competitive investment returns could significantly impair our ability to market future programs. Our inability to spread risk among a large number of programs could cause us to be over-reliant on a limited number of programs for our revenues. In addition, the agreements under which we raise equity capital for the REIT and provide advisory and management services may generally be terminated by the REIT’s independent Board of Directors following a notice period, with or without cause. We cannot assure you that these agreements will not be terminated. The termination of these agreements could have a material adverse effect on our business, results of operations and financial condition.

The inability to access investors for our non-traded REIT through broker-dealers or other intermediaries could have a material adverse effect on our business.

Our ability to source equity for our REIT depends significantly on access to the client base of securities broker-dealers and other financial investment intermediaries that may offer competing investment products. We believe that our future success in developing our business and maintaining a competitive position will depend in large part on our ability to continue to maintain these relationships as well as finding additional securities broker-dealers to facilitate offerings by our programs or to find investors for our REIT and other investment programs. We cannot be sure that we will continue to gain access to these channels.

The termination of any of our broker-dealer relationships, especially given the limited number of key broker-dealers, could have a material adverse effect on our business.

Our REIT is sold through third-party broker-dealers who are members of our selling group. While we have established relationships with our selling group, we are required to enter into a new agreement with each member of the selling group for each new program we offer. In addition, our REIT may be removed from a selling broker-dealers approved program list at any time for any reason. We cannot assure you of the continued participation of existing members of our selling group nor can we make an assurance that our selling group will expand. While we seek to diversify and add new investment channels for our programs, a significant portion of the growth in recent years in our REIT platform have been as a result of capital raised by a relatively limited number of broker-dealers. Loss of any of these key broker-dealer relationships, or the failure to develop new relationships to cover our expanding business through new investment channels, could have a material adverse effect on our business and results of operations.

Misconduct by third-party selling broker-dealers or our sales force, could have a material adverse effect on our business.

We rely on selling broker-dealers and our sales force to properly offer our securities programs to customers in compliance with our selling agreements and with applicable regulatory requirements. While these persons are responsible for their activities as registered broker-dealers, their actions may nonetheless result in complaints or legal or regulatory action against us.

Our REIT is structured to provide favorable tax treatment to investors. If our REIT fails to satisfy the requirements necessary to permit this favorable tax treatment, we could be subject to claims by investors and our reputation for structuring these transactions would be negatively affected, which would have an adverse effect on our financial condition and results of operations.

We structure public non-traded REITs to provide favorable tax treatment to investors. For example, qualified REITs generally are not subject to federal income tax at corporate rates, which permits REITs to make larger distributions to investors (i.e. without reduction for federal income tax imposed at the corporate level). If our REIT fails to satisfy the complex requirements for qualification and taxation as a REIT under the Internal Revenue Code, we could be subject to claims by investors as a result of additional tax they may be required to pay or because they are unable to receive the distributions they expected at the time they made their investment. In addition, any failure to satisfy applicable tax regulations in structuring our programs would negatively affect our reputation, which would in turn affect our ability to earn additional fees from new programs. Claims by investors could lead to losses and any reduction in our fees would have a material adverse effect on our revenues.

Regulatory uncertainties related to our broker-dealer services could harm our business.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business. The SEC, FINRA, and other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders to, suspend or expel a broker-dealer or any of our officers or employees. The ability to comply with applicable laws and rules is largely dependent on an internal system to ensure compliance, as well as the ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance with these securities regulations, which could have a material adverse effect on our operations and profitability.

An increase in interest rates may negatively affect the equity value of our programs or cause us to lose potential investors to alternative investments, causing the fees we receive for transaction and management services to be reduced.

Although in the last few years, interest rates in the United States have generally decreased, if interest rates were to rise, our financing costs would likely rise and our net yield to investors may decline. This downward pressure on net yields to investors in our programs could compare poorly to rising yields on alternative investments. Additionally, as interest rates rise, valuations of commercial real estate properties typically decline. A decrease in both the attractiveness of our programs and the value of assets held by these programs could cause a decrease in both transaction and management services revenues, which would have an adverse effect on our results of operations.

Increasing competition for the acquisition of real estate may impede our ability to make future acquisitions which would reduce the fees we generate from investment programs and could adversely affect our operating results and financial condition.

The commercial real estate industry is highly competitive on an international, national and regional level. Our programs face competition from REITs, institutional pension plans, and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital to create programs to make these acquisitions. Competition may prevent our programs from acquiring desirable properties or increase the price they must pay for real estate. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If our programs pay higher prices for properties, investors may experience a lower return on investment and be less inclined to invest in our next program which may decrease our profitability. Increased competition for properties may also preclude our programs from acquiring properties that would generate the most attractive returns to investors or may reduce the number of properties our programs could acquire, which could have an adverse effect on our business.

Healthcare REIT II’s real estate investments may be concentrated in medical office buildings or other healthcare-related facilities, making it more vulnerable economically than if its investments were diversified.

As a REIT, Healthcare REIT II will invest primarily in real estate. Within the real estate industry, Healthcare REIT II has and will continue to acquire or selectively develop and own medical office buildings and healthcare-related facilities. Therefore, Healthcare REIT II is subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of its business strategy to invest to a substantial degree in healthcare-related facilities.

A downturn in the commercial real estate industry generally could significantly adversely affect the value of Healthcare REIT II’s properties. A downturn in the healthcare industry could negatively affect Healthcare REIT II’s lessees’ ability to make lease payments to it and its ability to pay distributions to its stockholders. These adverse effects could be more pronounced than if Healthcare REIT II diversified its investments outside of real estate or if its portfolio did not include a substantial concentration in medical office buildings and healthcare-related facilities. Such adverse effects to Healthcare REIT II could result in an adverse effect on our business, results of operations and financial condition.

Risks Related to our Daymark Business

Declines in asset value, reductions in distributions in investment programs or loss of properties to foreclosure could adversely affect Daymark’s business, as it could cause harm to its reputation, cause the loss of management contracts and potentially expose it to legal liability.

The current market value of many of the properties owned through the investment programs managed by Daymark has decreased as a result of the overall decline in the economy and commercial real estate markets. In addition, there have been reductions in distributions in numerous investment programs, in many instances to a zero percent distribution rate. Many investment programs may have insufficient capitalization, and may not be able to satisfy near and mid-term operating and capital expense requirements. Significant declines in value and reductions in distributions in the investment programs managed by Daymark could adversely affect our and Daymark’s reputation and cause it to lose asset and property management contracts or cause it to waive or reduce its fees, including disposition fees. The loss of value may be significant enough to cause certain investment programs to go into foreclosure or result in a complete loss of equity for program investors. Significant losses in asset value and investor equity and reductions in distributions increase the risk of claims or legal actions by program investors. Any such legal liability could result in further damage to our and Daymark’s reputation and incurrence of legal expenses which could have a material adverse effect on our business, results of operations and financial condition.

Failure by Daymark’s subsidiaries, including NNNRA, to maintain minimum net worth requirements could negatively impact Daymark’s operations.

NNNRA and certain of its affiliates are required to maintain a specified level of minimum net worth under loan documents related to certain TIC programs that it has sponsored. As of December 31, 2010, NNNRA’s net worth was below the contractually specified level of $10 million or $15 million required with respect to approximately 30 percent of its managed TIC programs. Except as discussed below, this circumstance does not, in and of itself, create any direct recourse liability for NNNRA under the mortgage loans, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements, and may result in the termination of TIC management agreements, other loss of business, reputational damage and other negative effects that may, in the aggregate, have a material adverse effect on Daymark’s operations. As of December 31, 2010, NNNRA’s failure to maintain the minimum required net worth may result in NNNRA and Grubb & Ellis Company potentially becoming liable for up to $7.5 million and $2.0 million, respectively, in the aggregate, in loan repayment obligations pursuant to certain partial-recourse loan guarantees issued for certain of these TIC programs. There can be no assurance that NNNRA, Grubb & Ellis Company or any of its other affiliates required to maintain a specified level of minimum net worth under TIC program loan documents will be able to meet such requirements on an ongoing basis.

Failure by Daymark’s subsidiary, Grubb & Ellis Realty Investors, to maintain a minimum net worth of $500,000 will trigger an event of default under the NNN Collateralized Senior Notes of $16.3 million.

As of December 31, 2010, NNN Collateralized Senior Notes, LLC, an affiliate of Daymark, had $16.3 million in senior notes outstanding at a fixed interest rate of 8.75% per annum (the “NNN Senior Notes”). As described in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report, the NNN Senior Notes mature on August 29, 2011, with two one-year options to extend the maturity date. The NNN Senior Notes are a general obligation of NNN Collateralized Senior Notes, LLC and are guaranteed by GERI. The GERI guarantee requires GERI to maintain an ongoing minimum net worth of $0.5 million. There can be no assurance that GERI will be able to maintain this level of net worth or to maintain a net worth above $0.5 million. GERI’s failure to maintain a net worth of $0.5 million would trigger a default under the NNN Senior Notes. Should such a default be triggered and the repayment of the NNN Senior Notes accelerated, NNN Collateralized Senior Notes, LLC and GERI may not be able to repay or refinance the NNN Senior Notes. Failure of NNN Collateralized Senior Notes, LLC and GERI to repay the NNN Senior Notes as they come due would likely have a materially negative impact on our ongoing business, and the Daymark operations in particular.

Daymark’s affiliates may have liability under certain “non-recourse carve-out” guarantees as a result of bankruptcy filings by non-affiliated tenant-in-common owners.

Two unaffiliated, individual investor entities, who are minority owners in two TIC programs managed by Daymark, filed for bankruptcy protection in February 2011. One of our investment management affiliates, GERI, a wholly owned indirect subsidiary of Daymark and formerly known as Triple Net Properties, LLC, executed a non-recourse carve-out guarantee in connection with the mortgage loan associated with one of these programs, and a non-recourse indemnity in connection with the mortgage loans associated with the other program. As a consequence of these bankruptcy filings, GERI may become liable under these guarantee and indemnity agreements. The principal balance of the mortgage debt for these two properties was approximately $36.0 million in the aggregate at the time of the bankruptcies. While GERI’s ultimate liability under these agreements is uncertain as a result of numerous factors, including, without limitation, the amount of the lender’s credit bids at the time of foreclosure, events in the individual bankruptcy proceedings and the ultimate disposition of those bankruptcy proceedings, the value of the underlying properties and the defenses GERI may raise under the guarantee and indemnity, such liability may be in an amount in excess of the net worth of GERI and may have a material adverse effect on GERI’s cash flows, financial position and results of operations. Further, there can be no assurance that additional investor entities will not file for bankruptcy protection under other TIC programs and trigger additional potential liability under non-recourse carve-out guarantees and indemnities.

Daymark’s officers and directors, in the exercise of their fiduciary duties, may make decisions that are contrary to our best interests.

While Daymark is our wholly owned direct subsidiary, Daymark is managed by a separate board of directors and officers. The directors and officers of Daymark and its subsidiaries owe fiduciary duties to the various stakeholders of Daymark, including us. However, in the operation of its business, there may be situations that arise whereby the officers and directors of Daymark and its affiliates, in the exercise of their fiduciary duties, take actions that may be contrary to our best interests.

Daymark’s revenues are depended on the performance of the portfolio it manages.

We derive fees for Daymark’s services based on a percentage of the price of the properties sold and for management services based on a percentage of the rental amounts of the properties in our programs. As a result, Daymark’s revenues are dependent on the overall value of the properties it manages, as well as the ability of such properties to attract and retain tenants and generate incomes. If property valuations or performance declines, Daymark’s services fees will be reduced, including the disposition fees that are collected upon sale of the properties. There can be no assurance that Daymark will maintain current levels of transaction and management service fees in the future.

Daymark’s management agreements are subject to termination.

The management agreements under which Daymark provides property management services to its sponsored TIC programs may generally be terminated by a single TIC investor with cause upon 30 days notice or without cause annually upon renewal. Appointment of a new property manager requires unanimous agreement of the TIC investors and, generally, the approval of the lender. We have received termination notices on approximately one-third of our managed TIC properties resulting in the termination of several property management agreements during 2010. As a result of these termination notices, it is not likely that we will be able to retain all of the management contracts for these properties. Loss of a significant number of contracts and fees could have a material adverse effect on our business, results of operations and financial condition.

A significant amount of Daymark’s managed programs were structured to provide favorable tax treatment to investors. If a program fails to satisfy the requirements necessary to permit this favorable tax treatment, Daymark and its affiliates could be subject to claims by investors, which would have an adverse effect on our financial condition and results of operations.

Daymark’s affiliates structured TIC programs to permit TIC investors to defer the recognition of gain on sale of investment or business property upon entering into a 1031 exchange. If Daymark’s affiliates failed to properly structure a TIC transaction, they could be subject to claims by investors as a result of additional tax they may be required to pay or because they are unable to receive the distributions they expected at the time they made their investment. In addition, any failure to satisfy applicable tax regulations in structuring our programs would negatively affect Daymark’s reputation. Claims by investors could lead to losses and any reduction in management fees could have a material adverse effect on our revenues.

Future pressures to lower, waive or credit back our fees could reduce Daymark’s revenue and profitability.

We have on occasion waived or credited our fees for financings, dispositions and management fees for our TIC programs to improve projected investment returns and attract and retain TIC management assignments. There has also been a trend toward lower fees in some segments of the third-party asset management business, and fees paid for the management of properties in Daymark’s TIC programs have followed these trends. In order for us to maintain our fee structure in a competitive environment, we must be able to provide clients with investment returns and service that will encourage them to be willing to pay such fees. We cannot assure you that we will be able to maintain our current fee structures. Fee reductions on existing or future new business could have a material adverse impact on our revenue and profitability.

We depend upon our programs’ tenants to pay rent, and their inability to pay rent may substantially reduce certain fees we receive which are based on gross rental amounts.

Our programs are subject to varying degrees of risk that generally arise from the ownership of real estate. For example, the income we are able to generate from management fees is derived from the gross rental income on the properties in our programs. The rental income depends upon the ability of the tenants of our programs’ properties to generate enough income to make their lease payments. Changes beyond our control may adversely affect the tenants’ ability to make lease payments or could require them to terminate their leases. Either an inability to make lease payments or a termination of one or more leases could reduce the management fees we receive. These changes include, among others, the following:

•	downturns in national or regional economic conditions where our programs’ properties are located, which generally will negatively impact the demand and rental rates;

•	changes in local market conditions such as an oversupply of properties, including space available by sublease or new construction, or a reduction in demand for properties in our programs, making it more difficult for our programs to lease space at attractive rental rates or at all;

•	competition from other available properties, which could cause our programs to lose current or prospective tenants or cause them to reduce rental rates; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. Defaults by tenants or the failure of any lease guarantors to fulfill their obligations, or other early termination of a lease could, depending upon the size of the leased premises and our ability as property manager to successfully find a substitute tenant, have a material adverse effect on our revenue.

Conflicts of interest inherent in transactions between our programs and us, and among our programs, could create liability for us that could have a material adverse effect on our results of operations and financial condition.

These conflicts include but are not limited to the following:

•	we experience conflicts of interests with certain of our directors, officers and affiliates from time to time with regard to any of our investments, transactions and agreements in which we hold a direct or indirect pecuniary interest;

•	since we receive both management fees and disposition fees for our programs’ properties, we could be in conflict with our programs over whether their properties should be sold or held by the program and we may make decisions or take actions based on factors other than in the best interest of investors of a particular sponsored investor program;

•	we may face conflicts of interests as to how we allocate prospective tenants among competing programs;

•	we may face conflicts of interests if programs sell properties to each other or invest in each other; and

•	our executive officers will devote only as much of their time to a program as they determine is reasonably required, which may be substantially less than full time; during times of intense activity in other programs, these officers may devote less time and fewer resources to a program than are necessary or appropriate to manage the program’s business.

We cannot assure you that one or more of these conflicts will not result in claims by investors in our programs, which could have a material adverse effect on our results of operations and financial condition.

The offerings conducted to raise capital for our TIC programs were done in reliance on exemptions from the registration requirements of the Securities Act. A failure to satisfy the requirements for the appropriate exemption could provide the investors with rescission rights, which would have a material adverse effect on our business and results of operations.

The securities of our TIC programs were offered and sold in reliance upon a private placement offering exemption from registration under the Securities Act and applicable state securities laws. If we or our dealer-manager failed to comply with the requirements of the relevant exemption and an offering were in process, we may have to terminate the offering. If an offering was completed, the investors may have the right, if they so desired, to rescind their purchase of the securities. A rescission offer could also be required under applicable state securities laws and regulations in states where any securities were offered without registration or qualification pursuant to a private offering or other exemption. If a number of holders sought rescission at one time, the applicable program would be required to make significant payments which could adversely affect our business and as a result, the fees generated by us from such program. If one of our programs was forced to make a rescission offer, our reputation would also likely be significantly harmed. Any reduction in fees as a result of a rescission offer or a loss of reputation would have a material adverse effect on our business and results of operations.

The inability to identify suitable refinance options may negatively impact investment program performance and cause harm to our reputation, cause the loss of management contracts and potentially expose us to legal liability.

The availability of real estate financing, particularly for TIC ownership structures, has greatly diminished over the past few years as a result of the global credit crisis and overall decline in the real estate market. In addition, reductions in asset values have made it necessary to infuse additional capital in order to refinance maturing loans. As a result, the TIC owners may not be able to refinance some or all of the loans maturing in our TIC management portfolio. In addition, TIC owners may be required to alter their ownership structure in order to recapitalize or refinance their properties and lose the ability to complete future Section 1031 tax-deferred exchanges. Failure to obtain suitable refinance options may have a negative impact on investment returns and may potentially cause investments to go into foreclosure or result in a complete loss of equity for program investors. Any such negative impact on distributions, foreclosure or loss of equity in an investment program could adversely affect Daymark’s reputation and cause us to lose asset and property management contracts. Significant losses in investor equity and reductions in distributions increase the risk of claims or legal actions by program investors. Any such legal liability could result in damage to our reputation, loss of management contracts and incurrence of legal expenses which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to us in General

Delaware law and provisions of our amended and restated certificate of incorporation and restated bylaws contain provisions that could delay, deter or prevent a change of control.

The anti-takeover provisions of Delaware law impose various impediments on the ability or desire of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareowners, and we will be subject to these Delaware anti-takeover provisions. Additionally, our amended and restated certificate of incorporation and our restated bylaws contain provisions that might enable our management to resist a proposed takeover of us. The provisions include:

•	the authority of our board to issue, without shareowner approval, preferred stock with such terms as our board may determine;

•	the authority of our board to adopt, amend or repeal our bylaws; and

•	a prohibition on holders of less than a majority of our outstanding shares of capital stock calling a special meeting of our shareowners.

These provisions could discourage, delay or prevent us from a change of control or an acquisition at a price that our shareowners may find attractive. These provisions also may discourage proxy contests and make it more difficult for our shareowners to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We have the ability to issue blank check preferred stock, which could adversely affect the voting power and other rights of the holders of our common stock.

The Board of Directors has the right to issue “blank check” preferred stock, which may affect the voting rights of holders of common stock and could deter or delay an attempt to obtain control of us. There are currently nineteen million authorized and undesignated shares of preferred stock that could be so issued. Our Board of Directors is authorized, without any further shareowner approval, to issue one or more additional series of preferred stock in addition to the currently outstanding 12% Preferred Stock. We are authorized to fix and state the voting rights, powers, designations, preferences and relative participation or other special rights of each such series of preferred stock and any qualifications, limitations and restrictions thereon. Preferred stock typically ranks prior to the common stock with respect to dividend rights, liquidation preferences, or both, and may have full, limited, or expanded voting rights. Accordingly, issuances of preferred stock could adversely affect the voting power and other rights of the holders of common stock and could negatively affect the market price of our common stock.

We have shelf registrations on behalf of various security owners currently outstanding and may be obligated to file another shelf registration statement immediately, all of which could have a negative impact on our share price.

We currently have three (3) effective registrations outstanding, (i) one for an institutional purchaser of the 12% Preferred Stock, (ii) one for Kojaian Ventures, L.L.C. and Kojaian Holdings, LLC, and (iii) one for the purchasers of our Convertible Notes. These three (3) shelf registration statements represent an aggregate of 37,656,937 shares of our common stock. We will be obligated to file a fourth registration statement in the event we obtain the requisite consents in connection with out current consent solicitation under our Convertible Notes. In the event that holders of a material amount of these currently registered shares (and shares to be registered) decided to sell them at the same time or at an inopportune time, it could have a negative impact on the market price of our common stock.

Future sales of our common stock could adversely affect our stock price.

There are an aggregate of 401,928 shares of our common stock as of December 31, 2010 subject to issuance upon the exercise of outstanding options. Accordingly, these shares will be available for sale in the open market, subject to vesting restrictions, and, in the case of affiliates, certain volume limitations. The sale of shares either pursuant to the exercise of outstanding options or as after the satisfaction of vesting restriction of certain restricted stock could also cause the price of our common stock to decline.

The 12% Preferred Stock will rank senior to our common stock but junior to all of our liabilities and our subsidiaries’ liabilities, in the event of a bankruptcy, liquidation or winding-up.

In the event of bankruptcy, liquidation or winding-up, our assets will be available to pay obligations on the 12% Preferred Stock only after all of our liabilities have been paid, but prior to any payments are made with respect to our common stock. In addition, the 12% Preferred Stock effectively ranks junior to all existing and future liabilities of our subsidiaries. The rights of holders of the 12% Preferred Stock to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the prior claims of that subsidiary’s creditors. In the event of bankruptcy, liquidation or winding-up, there may not be sufficient assets remaining, after paying our liabilities, and our subsidiaries’ liabilities, to pay amounts due on any or all of the 12% Preferred Stock then outstanding.

Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of the 12% Preferred Stock, (1) dividends are payable only if and when declared by our Board of Directors or a duly authorized committee of the Board, and (2) as a Delaware corporation, we are restricted to making dividend payments and redemption payments only out of legally available assets. Further, the 12% Preferred Stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions except that a consent of holders representing at least a majority of the 12% Preferred Stock is required to amend our certificate of incorporation as to the terms of the 12% Preferred Stock or to issue additional 12% Preferred Stock that ranks senior to or, to the extent that 225,000 shares of the 12% Preferred Stock remain outstanding, on a parity with, the 12% Preferred Stock.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock or the 12% Preferred Stock and may negatively impact the holders’ investment.

We are not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities. In addition, with the applicable consent of holders of the 12% Preferred Stock, we may issue additional preferred stock that ranks senior to, or on parity with, the 12% Preferred Stock. The market price of our common stock or 12% Preferred Stock could decline as a result of sales of a large number of shares of common stock or 12% Preferred Stock or similar securities in the market or the perception that such sales could occur. For example, if we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

In addition, each share of 12% Preferred Stock is convertible at the option of the holder thereof into shares of our common stock. The conversion of some or all of the 12% Preferred Stock will dilute the ownership interest of our existing common shareowners. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of the outstanding shares of our common stock and the 12% Preferred Stock. In addition, the existence of our 12% Preferred Stock may encourage short selling or arbitrage trading activity by market participants because the conversion of our 12% Preferred Stock could depress the price of our equity securities. As noted above, a decline in the market price of the common stock may negatively impact the market price for the 12% Preferred Stock.

Holders of the 12% Preferred Stock do not have identical rights as holders of common stock until they acquire the common stock, but will be subject to all changes made with respect to the our common stock.

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

We may not have the funds necessary to repurchase the 12% Preferred Stock following a fundamental change.

Holders of the notes have the right to require us to repurchase the 12% Preferred Stock in cash upon the occurrence of a fundamental change prior to November 15, 2019. We may not have sufficient funds to repurchase the 12% Preferred Stock at such time, and may not have the ability to arrange necessary financing on acceptable terms. In addition, our ability to purchase the 12% Preferred Stock may be limited by law or the terms of other agreements outstanding at such time. Moreover, a failure to repurchase the 12% Preferred Stock may also constitute an event of default, and result in the acceleration of the maturity of, any then existing indebtedness, under any indenture, credit agreement or other agreement outstanding at that time, which could further restrict our ability to make such payments.

Uninsured and underinsured losses may adversely affect operations.

Should a property sustain damage or an occupant sustain an injury, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In the event of a substantial property loss or personal injury, the insurance coverage may not be sufficient to pay the full damages. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under these circumstances, the insurance proceeds we receive, if any, might not be adequate to restore our economic position with respect to the property. In the event of a significant loss at one or more of the properties in our programs, the remaining insurance under the applicable policy, if any, could be insufficient to adequately insure the remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than the current policy. A loss at any of these properties or an increase in premium as a result of a loss could decrease the income from or value of properties under management in our programs, which in turn would reduce the fees we receive from these programs. Any decrease or loss in fees could have a material adverse effect on our financial condition or results of operations.

We carry commercial general liability, fire and extended coverage insurance with respect to our programs’ properties. We obtain coverage that has policy specifications and insured limits that we believe are customarily carried for similar properties. We cannot assure you, however, that particular risks that are currently insurable will continue to be insurable on an economic basis or that current levels of coverage will continue to be available. In addition, we generally do not obtain insurance against certain risks, such as floods.

There are risks associated with our outstanding indebtedness.

During the second quarter of 2010, we issued $31.5 million of senior unsecured notes due 2015 which are convertible into shares of our common stock, and we may incur additional indebtedness in the future, including the Senior Secured Credit Facility. Our ability to pay interest and repay the principal on our indebtedness is dependent upon our ability to manage our business operations. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.

The Convertible Notes are subject to customary events of default.

The indenture governing the Convertible Notes contains customary events of default, including but not limited to a default in the event of our failure to pay any indebtedness for borrowed money in excess of $1.0 million when due, other than non-recourse mortgage debt. A default would result in acceleration of our repayment obligations under the indenture, which we may not be able to meet or refinance at such time. Even if new financing were available, it may not be on commercially reasonable terms or acceptable terms. Accordingly, if we are in default of our Convertible Notes, our business, financial condition and results of operations could be materially and adversely affected.

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

Holders of the Convertible Notes have the right to require us to repurchase the Convertible Notes at par, plus any accrued interest, in cash upon the occurrence of a fundamental change and at maturity of the Convertible Notes. The Convertible Notes will mature on May 1, 2015 and a fundamental change is generally deemed to have occurred:

•	when a person or group becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of us; or

•	upon the consummation of (i) any recapitalization, reclassification or change of our common stock; (ii) any statutory share exchange consolidation or merger pursuant to which our common stock is converted into cash, securities or other property; (iii) any disposition, directly or indirectly, of all or substantially all our assets and the assets of our subsidiaries, considered as a whole; or

•	during any period of two consecutive years, individuals who at the beginning of such period constituted our Board cease for any reason to constitute 50% or more of our Board then in office; or

•	our shareowners shall have approved any plan of liquidation or dissolution; or

•	our common stock ceases to be listed on the NYSE, the Nasdaq Global Select Market, the Nasdaq Global Market or the NYSE Amex (or their respective successors).

We may not have sufficient funds to repurchase the Convertible Notes at such time, and may not have the ability to arrange necessary financing on acceptable terms. In addition, our ability to purchase the Convertible Notes may be limited by law or the terms of other agreements outstanding at such time.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease all of our office space through non-cancelable operating leases. The terms of the leases vary depending on the size and location of the office. As of December 31, 2010, we leased over 827,000 square feet of office space in 89 locations under leases which expire at various dates through July 30, 2021. For those leases that are not renewable, we believe that there are adequate alternatives available at acceptable rental rates to meet our needs, although there can be no assurances in this regard. Many of our offices that contain employees of the Transaction Services, Investment Management, Management Services or Daymark segments also contain employees of other segments. Our corporate headquarters are in Santa Ana, California. See Note 21 of Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

As of December 31, 2010, we owned a commercial office property comprising 440,000 square feet of gross leasable area in Atlanta, Georgia. As of December 31, 2010, the mortgage debt related to this property was $70.0 million.

Item 3.	Legal Proceedings.

General

We and our Daymark affiliate have been named as defendants in multiple lawsuits relating to certain of our investment management offerings, in particular our tenant-in-common programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by our existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.

Met Center 10 — One such matter relates to a tenant-in-common property know as Met Center 10, located in Austin, Texas. The Company and its subsidiaries have been involved in multiple legal proceedings relating to Met Center 10, including three actions pending in state court in Austin, Texas and an arbitration proceeding being conducted in California. The arbitration proceeding involves Grubb & Ellis Realty Investors, LLC (“GERI”), a subsidiary of Daymark, and is pending before the American Arbitration Association in Orange County, California captioned NNN Met Center 10 1, LLC, et al. v. Grubb & Ellis Realty Investors, LLC, No. 73 115 Y 00140 HLT (the “Met 10 Arbitration”). A state court action involving GERI is pending in the District Court of Travis County, Texas captioned NNN Met Center 10, LLC v. Met Center Partners-6, Ltd., et al., No. D-1-GN-08-002104 (the “Met 10 Texas Action”). Two additional state court actions involving the Company, GERI, and Grubb & Ellis Management Services, Inc. are pending in the District Court for Travis County, Texas captioned NNN Met Center 10-1, LLC v. Lexington Insurance Company, et al., No. D-1-GN-10-004495 and NNN Met Center 10, LLC v. Lexington Insurance Company, et al., No. D-1-GN-11-000848 (together, the “Met 10 Lexington Actions”).

In the Met 10 Arbitration, TIC investors are asserting, among other things, that GERI should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Met 10 Arbitration has been bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. The second phase of the Met 10 Arbitration involves the TICs’ claims for damages. The hearing will be conducted in June 2011, and will result in the arbitrator’s determination of whether the TICs have proven any of their claims, and what damages, if any, should be awarded against GERI. GERI is vigorously defending those claims. GERI has tendered this matter to its insurance carriers for indemnity, and will vigorously pursue coverage. While the outcome of the second phase of the Met 10 Arbitration is uncertain, an adverse determination by the arbitrator could result in a material and adverse effect to us.

In the Met 10 Texas Action, GERI and an affiliate are pursuing claims against the developers and sellers of the property and other defendants to recover damages arising from, among other things, undisclosed ground movement.. The developers, sellers, and certain other defendants are asserting counterclaims against GERI and its affiliate. GERI and its affiliate are vigorously defending those counterclaims. The outcome of that proceeding, and the damages, if any, that GERI and its affiliate will recover are uncertain In the Met 10

Lexington Actions, the TIC investors are asserting claims against our former officers and employees in connection with the negotiation and documentation of an insurance settlement relating to the Met Center 10 property, and an alleged misallocation and/or misappropriation of the proceeds of that settlement. In addition, Lexington Insurance Company is asserting claims against NNN Met Center 10, LLC, the Company, GERI, and Grubb & Ellis Management Services, Inc. arising of the insurance settlement. We are vigorously defending those claims.

TIC Program Exchange Litigation — GERI is a defendant in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al, Case No. 00449598. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in tenant in common investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. The plaintiffs are seeking damages, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.

Britannia II Office Park — The Company and various Daymark subsidiaries are defendants in an action filed on or about July 22, 2010 in Superior Court of Alameda County, California captioned NNN Britannia Business Center II — 17, LLC, et al. v. Grubb & Ellis Inc., et al., Case No. RG10-527282. Plaintiffs allegedly invested more than $14 million for tenant in common interests in a commercial real estate project in Pleasanton, California, known as Britannia Business Center II, which ultimately was foreclosed upon. Plaintiffs claim that they were induced to invest with misrepresentations concerning the financial projections and risks for the project, and allege various mismanagement claims. Plaintiffs’ have asserted claims of negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and violations of California Corporations Code sections 25401 and 25504. Plaintiffs seek rescission of their agreements to purchase the tenant in common interests, as well as compensatory and exemplary damages in an unspecified amount, along with costs and attorneys’ fees. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.

Durham Office Park — The Company and various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al., Case No. 10 CVS 4392. Plaintiffs allegedly invested more than $11 million for tenant in common interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.

Item 4.	[Removed and Reserved].

GRUBB & ELLIS COMPANY

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Price Information

The principal market for our common stock is the NYSE. The following table sets forth the high and low sales prices of our common stock on the respective market for each quarter of the years ended December 31, 2010 and 2009.

	2010		2009
	High	Low	High	Low

First Quarter	$2.34	$1.26	$1.29	$0.25
Second Quarter	$2.35	$0.91	$1.31	$0.50
Third Quarter	$1.47	$0.91	$1.96	$0.55
Fourth Quarter	$1.43	$1.03	$2.17	$1.15

As of March 28, 2011, there were 986 registered holders of our common stock and 69,921,581 shares of common stock outstanding. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or options or upon the conversion of preferred stock, or the perception that such sales might occur, could adversely affect prevailing market prices for the common stock.

The 12% Preferred Stock are entitled to cumulative annual dividends of $12.00 per share payable quarterly on each of March 31, June 30, September 30 and December 31, commencing on December 31, 2009, when, as and if declared by the Board of Directors. Such dividends will accumulate and be paid in arrears on the basis of a 360-day year consisting of twelve 30-day months. Dividends on the 12% Preferred Stock will be paid in cash and accumulate and be cumulative from the most recent date to which dividends have been paid, or if no dividends have been paid, from and including November 6, 2009. Accumulated dividends on the 12% Preferred Stock will not bear interest. In addition, in the event of any cash distribution to holders of common stock, holders of 12% Preferred Stock will be entitled to participate in such distribution as if such holders of 12% Preferred Stock had converted their shares of 12% Preferred Stock into common stock. During the year ended December 31, 2010, the Board of Directors declared four quarterly dividend payments of $3.00 per share on our Preferred Stock, which were paid on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. On March 21, 2011, the Board of Directors determined, as permitted, not to declare a dividend on our 12% Preferred Stock, for the quarter ending March 31, 2011.

Sales of Unregistered Securities

On December 10, 2010, pursuant to our 2006 Omnibus Equity Plan, we granted each of the five independent members of our Board of Directors 52,174 restricted shares of our common stock which immediately vested on the date of grant and had a fair market value of $60,000 on the date of grant.

On August 4, 2010, we granted an employee an aggregate of 250,000 restricted shares of our common stock which vest in equal one-third installments on each of the next three anniversaries of the date of grant and had an aggregate fair market value of $295,000 on the date of grant.

On December 27, 2010, we issued an aggregate of 358,424 shares of our common stock from our treasury share account related to fully vested phantom stock awards.

The issuance of restricted shares in the transactions described above were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act, as amended, as such transaction did not involve a public offering by us.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2010.

Number of securities
remaining available
		Weighted average	for
	Number of securities to	exercise price of	future issuance under
	be	outstanding	equity compensation
	issued upon exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
	warrants and rights	rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	401,928	$10.31	299,724
Equity compensation plans not approved by security holders(1)	—	—	—

Total	401,928	$10.31	299,724

(1)	As of December 31, 2010, an aggregate of 4.1 million phantom shares of our common stock under the (1) deferred compensation plan were outstanding.

Issuer Purchases of Equity Securities

A summary of our quarterly purchases of Grubb & Ellis Company common stock during the year ended December 31, 2010 is as follows:

	Total Number of Shares	Average Price
	Purchased(1)	Paid per Share

January 1 — March 31	38,962	$1.74
April 1 — June 30	34,591	$1.25
July 1 — September 30	16,787	$1.16
October 1 — December 31	155,360	$1.10

(1)	Represents shares that were purchased in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

Grubb & Ellis Stock Performance

This section entitled, “Grubb & Ellis Stock Performance” is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into any filing under the Securities Act or the Exchange Act.

The graph below compares the cumulative 66-month total return of holders of our common stock with the cumulative total returns of the S&P 500 index, and a customized peer group of three companies that includes: CB Richard Ellis Group Inc, Grubb & Ellis Company and Jones Lang LaSalle Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from June 30, 2005 to December 31, 2010.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
Among Grubb & Ellis Company, the S&P 500 Index
and a Peer Group

*$100 invested on 6/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	6/05	6/06	6/07	12/07	12/08	12/09	12/10

Grubb & Ellis Company	100.00	132.14	165.71	91.95	18.56	19.16	19.01
S&P 500	100.00	108.63	131.00	129.21	81.40	102.94	118.45
Peer Group	100.00	178.69	251.32	151.47	40.44	104.38	152.16

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following tables set forth the selected historical consolidated financial data for us and our subsidiaries, as of and for the years ended, December 31, 2010, 2009, 2008, 2007 and 2006. The selected historical consolidated financial data set forth below as of and for the years ended December 31, 2010 and 2009 and the selected consolidated operating and cash flow data for the year ended December 31, 2008 has been derived from the audited financial statements included in Item 8 of this Report. The selected consolidated financial data set forth below as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006, has been derived from audited consolidated financial statements not included in this Report as adjusted for reclassifications required by the Property, Plant and Equipment Topic for discontinued operations. Historical results are not necessarily indicative of the results that may be expected for any future period. The selected historical consolidated financial data set forth below should be read in conjunction with Item 7 and the consolidated financial statements.

	Year Ended December 31,
(In thousands, except per share data)	2010	2009	2008	2007(1)	2006(2)

Consolidated Statement of Operations Data:
Total services revenue	$554,095	$505,360	$595,495	$201,538	$99,599
Total revenue	575,457	527,914	619,678	225,210	108,543
Total compensation costs	519,694	475,068	512,280	104,109	49,449
Total operating expense	646,001	633,310	896,288	189,508	97,633
Operating (loss) income	(70,544)	(105,396)	(276,610)	35,702	10,910
(Loss) income from continuing operations	(70,793)	(82,675)	(304,072)	24,801	21,012
Net (loss) income	(69,731)	(80,499)	(342,589)	23,033	20,049
Net (loss) income attributable to Grubb & Ellis Company	(66,780)	(78,838)	(330,870)	21,072	19,971
Net (loss) income attributable to Grubb & Ellis Company common shareowners	(78,368)	(80,608)	(330,870)	20,607	19,552
Basic (loss) income from continuing operations per share attributable to Grubb & Ellis Company common shareowners	$(1.23)	$(1.30)	$(4.60)	$0.58	$1.04
Basic (loss) earnings per share attributable to Grubb & Ellis Company common shareowners	$(1.21)	$(1.27)	$(5.21)	$0.53	$0.99
Diluted (loss) earnings per share attributable to Grubb & Ellis Company common shareowners	$(1.21)	$(1.27)	$(5.21)	$0.53	$0.99
Basic weighted average shares outstanding	64,756	63,645	63,515	38,652	19,681
Diluted weighted average shares outstanding	64,756	63,645	63,515	38,653	19,694
Dividends declared per common share	$—	$—	$0.205	$0.36	$0.10
Dividends declared per preferred share	$12.00	$1.8333	$—	$—	$—
Consolidated Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(21,744)	$(51,789)	$(33,629)	$33,543	$17,356
Net cash provided by (used in) investing activities	38,025	86,557	(76,330)	(486,909)	(56,203)
Net cash (used in) provided by financing activities	(24,463)	(28,652)	93,616	400,468	140,525

	December 31,
	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data (at end of period):
Total assets	$286,946	$357,324	$520,277	$988,542	$347,709
Long Term Liabilities:
Line of credit	—	—	—	8,000	—
Mortgage notes, notes payable and capital lease obligations	70,589	70,755	70,203	70,343	843
NNN Senior Notes	16,277	16,277	16,277	16,277	10,263
Convertible notes	30,133	—	—	—	—
Preferred stock (12% cumulative participating perpetual convertible)	90,080	90,080	—	—	—
Total Grubb & Ellis shareowners’ (deficit) equity	(68,089)	1,327	70,171	404,056	217,125

(1)	Based on Generally Accepted Accounting Principles (GAAP), the operating results for the year ended December 31, 2007 includes the results of legacy NNN Realty Advisors, Inc. prior to the stock merger with Grubb & Ellis Company on December 7, 2007 (the “Merger”) for the full periods presented and the results of the legacy Grubb & Ellis Company for the period from December 8, 2007 through December 31, 2007.

(2)	Includes a full year of operating results of GERI (formerly Triple Net Properties, LLC), one and one-half months of Triple Net Properties Realty, Inc. (“Realty”) (acquired on November 16, 2006) and one-half month of Grubb & Ellis Securities Inc. (formerly NNN Capital Corp.) (acquired on December 14, 2006). GERI was treated as the acquirer in connection with these transactions.

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

We use Adjusted EBITDA as an internal management measure for evaluating performance and as a significant component when measuring performance under employee incentive programs. Management considers Adjusted EBITDA an important supplemental measure of our performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. Management also believes that Adjusted EBITDA is a useful tool for measuring our ability to meet our future capital expenditures and working capital requirements.

EBITDA and Adjusted EBITDA are not a substitute for GAAP net income or cash flow from operating, investing or financing activities and do not provide a measure of our ability to fund future cash requirements. Other companies may calculate EBITDA and Adjusted EBITDA differently than we have and, therefore, EBITDA and Adjusted EBITDA have material limitations as a comparative performance measure. The following table reconciles EBITDA and Adjusted EBITDA with the net loss attributable to Grubb & Ellis Company for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
(In thousands)	2010	2009	2008

Net loss attributable to Grubb & Ellis Company	$(66,780)	$(78,838)	$(330,870)
Interest expense, depreciation and amortization from discontinued operations	4,460	5,772	20,054
Interest expense	8,504	13,138	11,014
Interest income	(428)	(555)	(902)
Depreciation and amortization	12,665	11,727	13,313
Taxes	(78)	(975)	8,595

EBITDA	(41,657)	(49,731)	(278,796)
Gain related to the repayment of the credit facility, net	—	(21,935)	—
Other discontinued operations	(5,522)	(7,948)	18,463
Charges related to sponsored programs	6,530	23,348	27,771
Real estate related impairment	859	15,305	35,637
Goodwill and intangible asset impairment	2,769	738	181,285
Write off of investment in Grubb & Ellis Realty Advisors, net	—	—	5,828
Share-based based compensation	9,147	10,876	11,907
Amortization of signing bonuses	7,058	7,535	7,603
Severance and other charges	5,880	—	—
Loss on marketable securities	—	—	1,783
Merger related costs	—	—	14,732
Amortization of contract rights	—	—	1,179
Real estate operations	(3,805)	(3,497)	(4,626)
Other	(913)	1,319	163

Adjusted EBITDA	$(19,654)	$(23,990)	$22,929

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Annual Report contains statements that are forward-looking and as such are not historical facts. Rather, these statements constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of the historical trends, current conditions, expected future developments and other factors we believe are appropriate under these circumstances.

All such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

As you read this Annual Report, you should understand that these statements are no guarantees of performance or results. They involve risks, uncertainties and assumptions. You should understand the risks and uncertainties discussed in “Item 1A — Risk Factors” and elsewhere in this Annual Report, could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include, but are not limited to:

•	our limited current cash on-hand and negative cash flow from operations;

•	our intercompany payable to NNN Realty Advisors, Inc.;

•	litigation relating to Daymark’s TIC portfolio;

•	our potential liability under loan guaranties executed in connection with Daymark’s TIC portfolio;

•	the potential insolvency of NNN Realty Advisors, Inc. and its affiliates;

•	our obligation to pay quarterly dividends under our preferred stock;

•	our ability to meet the continued listing requirements under the New York Stock Exchange for our common stock;

•	the continued weakened national economy in general and the commercial real estate markets in particular;

•	changes in general economic and business conditions, including interest rates, the cost and availability of financing of capital for investment in real estate, clients’ willingness to make real estate commitments and other factors impacting the value of real estate assets;

•	our ability to retain major clients and renew related contracts;

•	our ability to retain advisory and management contracts on sponsored REIT and TIC programs, respectively;

•	the failure of properties sponsored or managed by us to perform as anticipated;

•	the current failure by NNN Realty Advisors, Inc. or its affiliates to maintain minimum net worth requirements under TIC program loan documents;

•	significant variability in our results of operations among quarters;

•	our ability to retain our senior management and attract and retain qualified and experienced employees;

•	our ability to comply with the laws and regulations applicable to real estate brokerage investment syndication, property management and mortgage transactions;

•	our ability to sign and retain selling agreements for our non-traded REIT;

•	reliance of companies on outsourcing for their commercial real estate needs;

•	diversification of our client base;

•	trends in pricing for commercial real estate services; and

•	the effect of implementation of new tax and accounting rules and standards.

Overview and Background

We report our revenue by four operating business segments in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, (“Segment Reporting Topic”). The four business segments are as follows: (1) Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for corporate occupier and real estate investor clients (2) Transaction Services, which comprises our real estate brokerage valuation and appraisal operations; (3) Investment Management, which encompasses acquisition, financing, disposition and asset management services for our investment programs and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our REIT and other investment programs; and (4) Daymark, which includes our legacy TIC business. Additional information on these business segments can be found in Note 26 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Management Services

Management fees are recognized at the time the related services have been performed by us, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse us for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract are recognized as revenue by us in the same period as the related expenses are incurred. In certain instances, we subcontract our property management services to independent property managers, in which case we pass a portion of their property management fee on to the subcontractor, and we retain the balance. Accordingly, we record these fees net of the amounts paid to our subcontractors.

Transaction Services

Real estate sales commissions are recognized when earned which is typically the close of escrow. Receipt of payment occurs at the point at which all our services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees are recognized at the time the related services have been performed and delivered by us to the client, unless future contingencies exist.

Investment Management

We earn fees associated with our transactions by structuring, negotiating and closing acquisitions of real estate properties for our REIT. Such fees include acquisition fees for locating and acquiring the property on behalf of our REIT. We account for acquisition fees in accordance with the requirements of the ASC Topic 970, Real Estate — General Topic, (“Real Estate — General Topic”) and ASC Topic 976, Real Estate — Retail Land (“Real Estate — Retail Land Topic”). In general, we record the acquisition fees upon the close of sale to the buyer if the buyer is independent of the seller, collection of the sales price, including the acquisition fees, is reasonably assured, and we are not responsible for supporting operations of the property. We earn disposition fees for disposing of the property on behalf of the REIT. We recognize the disposition fee when the sale of the property closes.

We earn asset and property management fees primarily for managing the operations of real estate properties owned by the REITs we sponsor. Such fees are based on pre-established formulas and contractual arrangements and are earned as such services are performed. We are entitled to receive reimbursement for expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. We are also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through our dealer-manager, we facilitate capital raising transactions for our sponsored programs. Our wholesale dealer-manager services are comprised of raising capital for our programs through our selling broker-dealer relationships. Most of the commissions, fees and allowances earned for our dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and we retain the balance. Accordingly, we record these fees net of the amounts paid to our selling broker-dealer relationships.

Investment Management — Daymark

We earn transaction fees associated with structuring, negotiating and closing acquisitions of real estate properties for third-party investors in our TIC and other investment programs. Such fees include acquisition fees for locating and acquiring the property on behalf of our various TIC investors and sponsored real estate funds. We account for acquisition and loan fees in accordance with the requirements of the Real Estate — General Topic and Real Estate — Retail Land Topic. In general, we record the acquisition and loan fees upon the close of sale to the buyer if the buyer is independent of the seller, collection of the sales price, including the acquisition fees and loan fees, is reasonably assured, and we are not responsible for supporting operations of the property. Organizational marketing expense allowance (“OMEA”) fees are earned and recognized from gross proceeds of equity raised in connection with TIC offerings and are used to pay formation costs, as well as organizational and marketing costs. When we do not meet the criteria for revenue recognition under the Real Estate — General Topic and the Real Estate — Retail Land Topic, revenue is deferred until revenue can be reasonably estimated or until we defer revenue up to our maximum exposure to loss. We earn disposition fees for disposing of the property on behalf of the investment fund or TIC program. We recognize the disposition fee when the sale of the property closes. In certain circumstances, we are entitled to loan advisory fees for arranging financing related to properties under management.

We earn asset and property management fees primarily for managing the operations of real estate properties owned by the real estate programs and TIC programs we sponsor. Such fees are based on pre-established formulas and contractual arrangements and are earned as such services are performed. We are entitled to receive reimbursement for expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. We are also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through our dealer-manager, we facilitate capital raising transactions for our sponsored programs. Our wholesale dealer-manager services are comprised of raising capital for our programs through our selling broker-dealer relationships. Most of the commissions, fees and allowances earned for our dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and we retain the balance. Accordingly, we record these fees net of the amounts paid to our selling broker-dealer relationships.

Basis of Presentation and Principles of Consolidation

Pursuant to the requirements of ASC Topic 810, Consolidation, (“Consolidation Topic”) that existed prior to January 1, 2010, we consolidated VIEs if we determined if we were the primary beneficiary of the VIE. We were deemed to be the primary beneficiary of the VIE if we were to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. However, under the requirements that exist subsequent to January 1, 2010, we are deemed to be the primary beneficiary of the VIE if we have a variable interest in the VIE that provides us with a controlling financial interest. Our variable interest provides us with a controlling financial interest if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. There is subjectivity around the determination of power and which activities of the VIE most significantly impact the entity’s economic performance. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIEs primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of our VIEs.

Litigation

We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. Therefore, we have recorded reserves related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote, or is not estimable and, therefore, no liability is recorded. Assessing the likely outcome of pending litigation, including the amount of potential loss, if any, is highly subjective. Our judgments regarding likelihood of loss and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting the outcome of jury trials, arbitration hearings, settlement discussions and related activity, sufficiency and/or applicability of insurance coverage and various other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future could significantly exceed our current estimates.

Impairment of Long-Lived Assets

In accordance with the requirements of the Property, Plant and Equipment Topic, long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the asset, we would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We estimate the fair value using available market information or other industry valuation techniques such as present value calculations. This valuation review resulted in the recognition of an impairment charge of approximately $0.7 million, $21.6 million and $87.6 million against the carrying value of the properties and real estate investments during the years ended December 31, 2010, 2009 and 2008, respectively.

We recognize goodwill and other non-amortizing intangible assets in accordance with the requirements of ASC Topic 350, Intangibles — Goodwill and Other, (“Goodwill and Other Topic”). Under this Topic, goodwill is recorded at our carrying value and is tested for impairment at least annually or more frequently if impairment indicators exist at a level of reporting referred to as a reporting unit. We recognize goodwill in accordance with the Goodwill and Other Topic and test the carrying value for impairment during the fourth quarter of each year. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to our carrying value, including goodwill. To estimate the fair value of our reporting units, we used a discounted cash flow model and market comparable data. Significant judgment is required by us in developing the assumptions for the discounted cash flow model. These assumptions include cash flow projections utilizing revenue growth rates, profit margin percentages, discount rates, market/economic conditions, etc. If the estimated fair value of a reporting unit exceeds our carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment may exist. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. During the fourth quarter of 2008, we identified the uncertainty surrounding the global economy and the volatility of our market capitalization as goodwill impairment indicators. Our goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008. We also analyzed our trade name for impairment pursuant to the requirements of the Goodwill and Other Topic and determined that the trade name was not impaired as of

December 31, 2010, 2009 and 2008. Accordingly, no impairment charges were recorded related to the trade name during the years ended December 31, 2010, 2009 and 2008. In addition to testing goodwill and our trade name for impairment, we tested the intangible contract rights for impairment during the fourth quarter of 2010, 2009 and 2008. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable, we determined that there are certain properties for which receipt of disposition fees was improbable. As a result, we recorded an impairment charge of approximately $2.6 million, $0.7 million and $8.6 million related to the impaired intangible contract rights as of December 31, 2010, 2009 and 2008, respectively.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Overview

We reported revenue of $575.5 million for the year ended December 31, 2010, compared with revenue of $527.9 million for the same period of 2009. The increase was primarily the result of increases in Transaction Services revenue of $62.8 million, partially offset by decreases in Investment Management and Investment Management — Daymark revenue of $9.0 million and $4.8 million, respectively. The increase in revenue as compared to the prior year period can be attributed to increased sales and leasing transactions from Transaction Services. The decrease in our Investment Management and Investment Management — Daymark revenues resulted from a reduction of our assets under management by approximately 12.1% from $5.8 billion as of December 31, 2009 to $5.1 billion as of December 31, 2010 and lower broker-dealer revenue resulting from lower equity raised.

The net loss attributable to Grubb & Ellis Company for the year ended December 31, 2010 was $66.8 million and included non-cash charges of $12.7 million for depreciation and amortization, a $9.4 million charge for bad debt, $9.1 million of share-based compensation, $7.1 million for amortization of signing bonuses, $2.8 million for intangible asset impairment and $0.9 million for real estate related impairments. In addition, the year end results included approximately $5.9 million of severance and other charges. After payment of preferred stock dividends of $11.6 million, the net loss attributable to Grubb & Ellis Company common shareowners for the year ended December 31, 2010 was $78.4 million, or $1.21 per diluted share.

In the fourth quarter of 2010, we added a fourth reporting segment following the creation of Daymark Realty Advisors to manage our tenant-in-common (“TIC”) programs. The four business segments are as follows: (1) Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for corporate occupier and real estate investor clients (2) Transaction Services, which comprises our real estate brokerage operations; (3) Investment Management, which encompasses acquisition, financing, disposition and asset management services for our investment programs and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our REIT, and other investment programs; and (4) Daymark, which includes our legacy TIC business. As of December 31, 2010, Daymark managed TIC programs as well as certain other legacy investment programs which includes over 8,700 residential units and 33.3 million square feet of commercial office space. Additional information on these business segments can be found in Note 26 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following summarizes comparative results of operations for the periods indicated.

	Year Ended December 31,		Change
(In thousands)	2010	2009	$	%

Revenue
Management services	$274,606	$274,880	$(274)	(0.1)%
Transaction services	236,238	173,394	62,844	36.2
Investment management	21,333	30,368	(9,035)	(29.8)
Investment Management — Daymark	21,918	26,718	(4,800)	(18.0)
Rental related	21,362	22,554	(1,192)	(5.3)

Total revenue	575,457	527,914	47,543	9.0

Operating Expense
Compensation costs	519,694	475,068	44,626	9.4
General and administrative	75,624	74,390	1,234	1.7
Provision for doubtful accounts	9,363	24,752	(15,389)	(62.2)
Depreciation and amortization	12,665	11,727	938	8.0
Rental related	16,523	18,192	(1,669)	(9.2)
Interest	8,504	13,138	(4,634)	(35.3)
Real estate related impairments	859	15,305	(14,446)	(94.4)
Intangible asset impairment	2,769	738	2,031	275.2

Total operating expense	646,001	633,310	12,691	2.0

Operating Loss	(70,544)	(105,396)	34,852	33.1

Other (Expense) Income
Equity in losses of unconsolidated entities	(1,413)	(1,148)	(265)	(23.1)
Interest income	428	555	(127)	(22.9)
Gain on extinguishment of debt	—	21,935	(21,935)	(100.0)
Other	658	404	254	62.9

Total other (expense) income	(327)	21,746	(22,073)	(101.5)

Loss from continuing operations before income tax provision	(70,871)	(83,650)	12,779	15.3
Income tax benefit	78	975	(897)	(92.0)

Loss from continuing operations	(70,793)	(82,675)	11,882	14.4

Discontinued Operations
Loss from discontinued operations — net of taxes	(211)	(5,266)	5,055	96.0
Gain on disposal of discontinued operations — net of taxes	1,273	7,442	(6,169)	(82.9)

Total income from discontinued operations	1,062	2,176	(1,114)	(51.2)

Net Loss	(69,731)	(80,499)	10,768	13.4
Net loss attributable to noncontrolling interests	(2,951)	(1,661)	(1,290)	(77.7)

Net loss attributable to Grubb & Ellis Company	(66,780)	(78,838)	12,058	15.3
Preferred stock dividends	(11,588)	(1,770)	(9,818)	(554.7)

Net (loss) income attributable to Grubb & Ellis Company common shareowners	$(78,368)	$(80,608)	$2,240	2.8%

Revenue

Management Services Revenue

Management Services revenue decreased $0.3 million, or 0.1%, to $274.6 million for the year ended December 31, 2010, compared to $274.9 million for the same period in 2009 due to a shift in the mix of business during 2010, which had a negative impact on revenue in the second half of the year, despite continuing to grow square feet under management. As of December 31, 2010, we managed approximately 255.1 million square feet of commercial real estate and multi-family property, including 35.1 million square feet of our Investment Management and Daymark portfolios compared to 240.7 million square feet of property as of December 31, 2009.

Transaction Services Revenue

Transaction Services revenue increased $62.8 million, or 36.2%, to $236.2 million for the year ended December 31, 2010, compared to $173.4 million for the same period in 2009 due to increased sales and leasing transaction volume and values as a result of the recovering real estate market. Leasing activity represented approximately 68% of the total sales and leasing revenue in 2010, while sales accounted for 32% of total sales and leasing revenue. In 2009, the revenue breakdown was 80% leasing and 20% sales. As of December 31, 2010, Grubb & Ellis had 1,006 brokers, up from 824 as of December 31, 2009.

Investment Management Revenue

Investment Management revenue decreased $9.0 million, or 29.8%, to $21.3 million for the year ended December 31, 2010, compared to $30.4 million for the same period in 2009. Investment Management revenue reflects revenue generated through the fee structure of our non-traded REIT programs and for the year ended December 31, 2010, includes acquisition fees of $9.4 million, broker dealer revenue of $3.1 million, management fees of $5.5 million and a $3.0 million settlement fee earned as a result of a settlement reached with our first sponsored healthcare REIT in October 2010. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.

Broker dealer revenue decreased $5.8 million, or 65.2%, to $3.1 million for the year ended December 31, 2010, compared to $8.9 for the same period in 2009 as a result of a decrease in equity raised during the year ended December 31, 2010. In total, $160.9 million in equity was raised for our non-traded REIT programs for the year ended December 31, 2010, compared with $536.9 million in the same period in 2009. The decrease in equity raised by our public non-traded REITs is a result of the termination of the dealer-manager agreement of our first sponsored healthcare REIT in August 2009 and the start-up of our new Healthcare REIT II program which commenced sales on September 21, 2009.

Acquisition fees decreased $1.8 million, or 15.9%, to $9.4 million for the year ended December 31, 2010, compared to $11.3 million for the same period in 2009. Management fees decreased $3.3 million, or 37.5%, to $5.5 million for the year ended December 31, 2010, compared to $8.8 million for the same period in 2009, which primarily reflects the termination of management services for our first sponsored healthcare REIT in September 2009.

Investment Management — Daymark Revenue

Investment Management — Daymark revenue decreased $4.8 million, or 18.0%, to $21.9 million for the year ended December 31, 2010, compared to $26.7 million for the same period in 2009. Investment Management — Daymark revenue primarily reflects revenue generated through property and asset management of Daymark’s portfolio for the year ended December 31, 2010. Key drivers of this business are the amount of TIC assets under management and the financing, leasing and disposition transaction volume generated in the portfolio.

Acquisition and loan fees increased $1.7 million, or 130.8%, to $3.0 million for the year ended December 31, 2010, compared to $1.3 million for the same period in 2009. The year-over-year decrease in acquisition and loan fees was primarily attributed to an increase in deferred revenue recognized of $1.8 million primarily as a result of our termination as master lessee on five multifamily properties during the third and fourth quarters of 2010. As a result of the termination of the master leases, we no longer have significant continuing involvement with these properties and, accordingly, recognized fees that were previously deferred related to these properties.

Management fees decreased approximately $4.3 million, or 20.5%, to $16.7 million for the year ended December 31, 2010 compared to $21.0 million for the same period in 2009, which primarily reflects lower average fees on TIC programs and the decline in assets under management.

Rental Revenue

Rental revenue includes pass-through revenue for the master lease accommodations related to our TIC programs. Rental revenue also includes revenue from one property held for investment. During 2010, we reduced the number of master lease programs from seven to two and as a result this revenue is expected to decline in future periods.

Operating Expense Overview

Operating expenses increased $12.7 million, or 2.0%, to $646.0 million for the year ended December 31, 2010, compared to $633.3 million for the same period in 2009. This increase primarily reflects increases in variable compensation costs of $44.6 million offset by a decrease in provision for doubtful accounts of $15.4 million, a decrease in interest expense of $4.6 million and a decrease in real estate related impairments of $14.4 million. We realized approximately $15.1 million in cost savings during the year ended December 31, 2010 as a result of management’s cost saving efforts which were offset by costs incurred to support growth initiatives and incremental costs incurred in operating the business.

Compensation Costs

Compensation costs increased approximately $44.6 million, or 9.4%, to $519.7 million for the year ended December 31, 2010, compared to approximately $475.1 million for the same period in 2009 due to increases in transaction commissions and related costs paid to our brokerage professionals of $45.6 million as a result of increased sales and leasing activity offset by decreases in reimbursable salaries, wages and benefits of $2.0 million. Other compensation costs decreased $2.5 million as a result of management’s cost saving efforts partially offset by costs incurred to support growth initiatives. The following table summarizes compensation costs by segment for the periods indicated.

	Year Ended
	December 31,		Change
	2010	2009	$

MANAGEMENT SERVICES
Compensation costs	$37,604	$36,701	$903
Transaction commissions and related costs	16,999	12,623	4,376
Reimbursable salaries, wages and benefits	190,538	193,682	(3,144)

Total	245,141	243,006	2,135
TRANSACTION SERVICES
Compensation costs	48,690	44,273	4,417
Transaction commissions and related costs	156,290	112,399	43,891

Total	204,980	156,672	48,308
INVESTMENT MANAGEMENT
Compensation costs	10,481	13,428	(2,947)
Transaction commissions and related costs	3,215	5,530	(2,315)
Reimbursable salaries, wages and benefits	3,187	2,824	363

Total	16,883	21,782	(4,899)
INVESTMENT MANAGEMENT — DAYMARK
Compensation costs	11,078	13,397	(2,319)
Transaction commissions and related costs	(261)	84	(345)
Reimbursable salaries, wages and benefits	7,415	6,606	809

Total	18,232	20,087	(1,855)
Compensation costs related to corporate overhead	20,115	22,645	(2,530)
Severance costs	5,196	—	5,196
Share-based compensation	9,147	10,876	(1,729)

Total compensation costs	$519,694	$475,068	$44,626

General and Administrative

General and administrative expense increased approximately $1.2 million, or 1.7%, to $75.6 million for the year ended December 31, 2010, compared to $74.4 million for the same period in 2009 due to an increase of $6.0 million related to Daymark legal and related costs increases related to our growth initiatives partially offset by decreases related to management’s cost saving efforts.

General and administrative expense was 13.1% of total revenue for the year ended December 31, 2010, compared with 14.1% for the same period in 2009.

Provision for Doubtful Accounts

Provision for doubtful accounts decreased approximately $15.4 million, or 62.2%, to $9.4 million for the year ended December 31, 2010, compared to $24.8 million for the same period in 2009 primarily due to a decrease in the provision for reserves on related party receivables and advances to sponsored investment programs. The decrease in the provision for doubtful accounts in the current year reflects the stabilization of the real estate market. Significant reserves were recorded in the prior year as a result of the deterioration in the real estate market.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $0.9 million, or 8.0%, to $12.6 million for the year ended December 31, 2010, compared to approximately $11.7 million for the same period in 2009.

Included in depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $3.8 million and $3.2 million, respectively, for amortization of identified intangible assets.

Rental Expense

Rental expense includes pass-through expenses for master lease accommodations related to our TIC programs. Rental expense also includes expense from one property held for investment. During 2010, we reduced the number of master lease programs from seven to two and as a result this revenue is expected to decline in future periods.

Interest Expense

Interest expense decreased approximately $4.6 million, or 35.3%, to $8.5 million for the year ended December 31, 2010, compared to $13.1 million for the same period in 2009. The decrease in interest expense is primarily due to the repayment in full of our line of credit in November 2009, partially offset by interest expense related to our Convertible Notes issued in May 2010.

Real Estate Related Impairments

We recognized impairment charges of approximately $0.9 million during the year ended December 31, 2010 which includes $2.2 million related to certain unconsolidated real estate investments and funding commitments for obligations related to certain of our sponsored real estate programs, $0.8 million related to a contingent liability associated with a recourse guarantee on the mortgage debt related to one of our TIC programs, $1.6 million related to the write down of our note receivable from Apartment Trust of America, Inc. (formerly Grubb & Ellis Apartment REIT, Inc) to fair market value offset by reversals of $0.5 million related to the release of our obligation under a recourse guarantee on the mortgage debt related to one of our TIC programs and $3.2 million related to the release of certain obligations providing a TIC investor with certain repurchase rights with respect to their investment.

We recognized impairment charges of approximately $15.3 million during the year ended December 31, 2009, which includes $10.3 million related to certain unconsolidated real estate investments and funding commitments for obligations related to certain of our sponsored real estate programs and $5.0 million related to one property held for investment as of December 31, 2010. In addition, we recognized impairment charges of approximately $8.7 million during the year ended December 31, 2009 related to one property sold during the year ended December 31, 2010 and two properties sold and two properties effectively abandoned under the accounting standards during the year ended December 31, 2009, for which the net income (loss) of the properties are classified as discontinued operations. See Discontinued Operations discussion below.

Intangible Assets Impairment

We analyzed our trade name for impairment pursuant to the requirements of the Intangibles — Goodwill and Other Topic and determined that the trade name was not impaired as of December 31, 2010 and 2009. Accordingly, no impairment charge was recorded related to the trade name during the years ended December 31, 2010 and 2009. In addition to testing goodwill and our trade name for impairment, we tested the intangible contract rights for impairment during years ended December 31, 2010 and 2009. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on management’s analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees was improbable. As a result, we recorded an impairment charge of approximately $2.8 and $0.7 million, respectively, related to the impaired intangible contract rights during the years ended December 31, 2010 and 2009, respectively.

Equity in Losses of Unconsolidated Real Estate

Equity in losses includes $1.4 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively, related to our investment in five joint ventures and certain LLCs and other LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in losses are recorded based on the pro rata ownership interest in the underlying unconsolidated properties.

Gain on Extinguishment of Debt

Gain on extinguishment of debt includes a $21.9 million gain on forgiveness of debt related to the repayment of the Credit Facility at a discounted amount and termination of the Credit Facility on November 6, 2009. No gains or losses on extinguishment of debt were realized in 2010.

Other Income

Other income of $0.7 million and $0.4 million for the year ended December 31, 2010 and 2009, respectively, includes investment income related to Alesco of $0.2 million and $0.6 million for the year ended December 31, 2010 and 2009, respectively. In addition, other income for the year ended December 31, 2010 includes a $0.5 million gain on remeasurement of our previously held 40% interest in a regional commercial real estate services company as a result of the acquisition of the remaining 60% interest in July 2010.

Discontinued Operations

In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, (“Property, Plant, and Equipment Topic”), for the year ended December 31, 2010, discontinued operations includes net income of $1.1 million which includes a $1.3 million gain on sale, net of taxes, related to the sale of the Avallon property on December 30, 2010 and a $0.2 million loss from discontinued operations, net of taxes. Net income of $2.2 million for the year ended December 31, 2009 includes a $7.4 million gain on sale, net of taxes, related to the sale of the Danbury Property on June 3, 2009 and the deconsolidation of the Abrams and Shafer properties during the fourth quarter of 2009 and a $5.2 million loss from discontinued operations, net of taxes, which includes $8.7 million of real estate related impairments.

Income Tax

We recognized a tax benefit from continuing operations of approximately $0.1 million for the year ended December 31, 2010, compared to a tax benefit of $1.0 million for the same period in 2009. In 2010 and 2009, the reported effective income tax rates were 0.11% and 1.20%, respectively. The 2009 effective income tax rate reflects the adoption of the requirements of the amended Consolidation Topic. The 2010 and 2009 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that all of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to net operating losses, put option guarantees and other liabilities, real estate impairments, bad debt reserves, and share-based compensation. (See Note 25 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.)

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by $1.3 million, or 77.7%, to $3.0 million during the year ended December 31, 2010, compared to net loss attributable to noncontrolling interests of $1.7 million for the same period in 2009. The increase in net loss attributable to noncontrolling interests includes $1.5 million related to the consolidation of six VIEs during the year ended December 31, 2010 pursuant to an amendment to the requirements of the Consolidation Topic.

Net Loss Attributable to Grubb & Ellis Company

As a result of the above items, we recognized a net loss of $66.8 million for the year ended December 31, 2010, compared to a net loss of $78.8 million for the same period in 2009.

Net Loss Attributable to Grubb & Ellis Company Common Shareowners

We paid $11.6 million in preferred stock dividends during the year ended December 31, 2010 resulting in a net loss attributable to our common shareowners of $78.4 million, or $1.21 per diluted share, for the year ended December 31, 2010, compared to a net loss attributable to our common shareowners of $80.6 million, or $1.27 per diluted share, for the same period in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following summarizes comparative results of operations for the periods indicated.

	Year Ended December 31,		Change
(In thousands)	2009	2008	$	%

Revenue
Management services	$274,880	$253,664	$21,216	8.4%
Transaction services	173,394	240,250	(66,856)	(27.8)
Investment management	30,368	50,982	(20,614)	(40.4)
Investment Management — Daymark	26,718	50,599	(23,881)	(47.2)
Rental related	22,554	24,183	(1,629)	(6.7)

Total revenue	527,914	619,678	(91,764)	(14.8)

Operating Expense
Compensation costs	475,068	512,280	(37,212)	(7.3)
General and administrative	74,390	90,397	(16,007)	(17.7)
Provision for doubtful accounts	24,752	19,831	4,921	24.8
Depreciation and amortization	11,727	13,313	(1,586)	(11.9)
Rental related	18,192	17,799	393	2.2
Interest	13,138	11,014	2,124	19.3
Merger related costs	—	14,732	(14,732)	(100.0)
Real estate related impairments	15,305	35,637	(20,332)	(57.1)
Goodwill and intangible asset impairment	738	181,285	(180,547)	(99.6)

Total operating expense	633,310	896,288	(262,978)	(29.3)

Operating Loss	(105,396)	(276,610)	171,214	61.9

Other (Expense) Income
Equity in losses of unconsolidated entities	(1,148)	(13,311)	12,163	91.4
Interest income	555	902	(347)	(38.5)
Gain on extinguishment of debt	21,935	—	21,935	—
Other	404	(6,458)	6,862	106.3

Total other income (expense)	21,746	(18,867)	40,613	215.3

Loss from continuing operations before income tax provision	(83,650)	(295,477)	211,827	71.7
Income tax benefit (provision)	975	(8,595)	9,570	111.3

Loss from continuing operations	(82,675)	(304,072)	221,397	72.8

Discontinued Operations
Loss from discontinued operations — net of taxes	(5,266)	(38,874)	33,608	86.5
Gain on disposal of discontinued operations — net of taxes	7,442	357	7,085	1,984.6

Total income (loss) from discontinued operations	2,176	(38,517)	40,693	105.6

Net Loss	(80,499)	(342,589)	262,090	76.5
Net loss attributable to noncontrolling interests	(1,661)	(11,719)	10,058	85.8

Net loss attributable to Grubb & Ellis Company	(78,838)	(330,870)	252,032	76.2
Preferred stock dividends	(1,770)	—	(1,770)	—

Net (loss) income attributable to Grubb & Ellis Company common shareowners	$(80,608)	$(330,870)	$250,262	75.6%

Revenue

Management Services Revenue

Management Services revenue increased $21.2 million, or 8.4% to $274.9 million for the year ended December 31, 2009, compared to approximately $253.7 million for the same period in 2008 due to an increase in the square feet under management. As of December 31, 2009, we managed approximately 240.7 million square feet of commercial real estate and multi-family property, including 24.3 million square feet of our Investment Management and Daymark portfolios compared to 231.0 million square feet of property as of December 31, 2008.

Transaction Services Revenue

Transaction Services revenue decreased $66.9 million or 27.8% to $173.4 million for the year ended December 31, 2009, compared to approximately $240.3 million for the same period in 2008 due to reduced sales and leasing transaction volume and values as a result of the declining real estate market. Leasing activity represented approximately 80% of the total Transaction Services revenue in 2009, while sales accounted for 20% of total revenue. In 2008, the revenue breakdown was 77% leasing and 23% sales. As of December 31, 2009, we had 824 brokers, up from 805 as of December 31, 2008.

Investment Management Revenue

Investment Management revenue decreased $20.6 million or 40.4% to $30.4 million for the year ended December 31, 2009, compared to $51.0 million for the same period in 2008. Investment Management revenue reflects revenue generated through the fee structure of our non-traded REIT programs which includes acquisition fees of $11.3 million, broker dealer revenue of $8.9 million and management fees of $8.8 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.

Broker dealer revenue decreased $6.2 million, or 41.1%, to $8.9 million for the year ended December 31, 2009, compared to $15.1 for the same period in 2008 as a result of a decrease in equity raised during the year ended December 31, 2009. In total, $536.9 million in equity was raised for our non-traded REIT programs for the year ended December 31, 2009, compared with $592.7 million in the same period in 2008. The decrease in equity raised by our public non-traded REITs is a result of the termination of the dealer-manager agreement of our first sponsored healthcare REIT in August 2009 and the start-up of our new Healthcare REIT II program which commenced sales on September 21, 2009.

Acquisition fees decreased $8.1 million, or 41.8%, to $11.3 million for the year ended December 31, 2009, compared to $19.4 million for the same period in 2008. Management fees decreased $3.4 million or 27.9% to $8.8 million for the year ended December 31, 2009, compared to $12.2 million for the same period in 2008, which primarily reflects the termination of management services for our first sponsored healthcare REIT in September 2009.

Investment Management — Daymark Revenue

Investment Management — Daymark revenue decreased $23.9 million, or 47.2%, to $26.7 million for the year ended December 31, 2009, compared to $50.6 million for the same period in 2008. Investment Management — Daymark revenue reflects revenue generated through the fee structure of our TIC investment products which includes acquisition and loan fees of $1.3 million and management fees of $21.0 million for the year ended December 31, 2009. Key drivers of this business were the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.

In total, $15.5 million in equity was raised for our TIC programs for the year ended December 31, 2009, compared with $176.9 million in the same period in 2008. The decrease in TIC equity raised for the year ended December 31, 2009 reflects the decline in market conditions.

Acquisition and loan fees decreased $12.4 million, or 90.5%, to $1.3 million for the year ended December 31, 2009, compared to $13.7 million for the same period in 2008. Management fees decreased

$2.9 million, or 12.1%, to $21.0 million for the year ended December 31, 2009 compared to $23.9 million for the same period in 2008, which primarily reflects lower average fees on TIC programs.

Rental Revenue

Rental revenue includes pass-through revenue for the master lease accommodations related to our TIC programs. Rental revenue also includes revenue from one property held for investment.

Operating Expense Overview

Operating expenses decreased $263.0 million, or 29.3%, to $633.3 million for the year ended December 31, 2009, compared to $896.3 million for the same period in 2008. This decrease reflects decreases in compensation costs from lower commissions paid and synergies created as a result of the Merger of $37.2 million and decreases of merger related costs of $14.7 million and general and administrative expense of $16.0 million offset by an increase in provision for doubtful accounts of $4.9 million. We recognized real estate impairments of $15.3 million during the year ended December 31, 2009, a decrease of $20.3 million over the same period in 2008. In addition, we recognized goodwill and intangible asset impairment of $0.7 million during the year ended December 31, 2009, a decrease of $180.5 million over the same period last year as we wrote off all of our goodwill during the year ended December 31, 2008. Partially offsetting the overall decrease was an increase in interest expense of $2.1 million for the year ended December 31, 2009 primarily related to our line of credit.

Compensation Costs

Compensation costs decreased approximately $37.2 million, or 7.3%, to $475.1 million for the year ended December 31, 2009, compared to approximately $512.3 million for the same period in 2008 due to a decrease in transaction commissions and related costs of $42.9 million as a result of a decrease in sales and leasing activity and a decrease in other compensation costs of $11.9 million related to a reduction in headcount and decreases in salaries partially offset by an increase in reimbursable salaries, wages and benefits of $18.6 million as a result of the growth in square feet under management. The following table summarizes compensation costs by segment for the periods indicated.

	Year Ended
	December 31,		Change
	2009	2008	$

MANAGEMENT SERVICES
Compensation costs	$36,701	$39,125	$(2,424)
Transaction commissions and related costs	12,623	8,581	4,042
Reimbursable salaries, wages and benefits	193,682	178,058	15,624

Total	243,006	225,764	17,242
TRANSACTION SERVICES
Compensation costs	44,273	50,272	(5,999)
Transaction commissions and related costs	112,399	155,668	(43,269)

Total	156,672	205,940	(49,268)
INVESTMENT MANAGEMENT
Compensation costs	13,428	14,697	(1,269)
Transaction commissions and related costs	5,530	9,278	(3,748)
Reimbursable salaries, wages and benefits	2,824	1,941	883

Total	21,782	25,916	(4,134)
INVESTMENT MANAGEMENT — DAYMARK
Compensation costs	13,397	15,550	(2,153)
Transaction commissions and related costs	84	16	68
Reimbursable salaries, wages and benefits	6,606	4,517	2,089

Total	20,087	20,083	4
Compensation costs related to corporate overhead	22,645	22,670	(25)
Share-based compensation	10,876	11,907	(1,031)

Total compensation costs	$475,068	$512,280	$(37,212)

General and Administrative

General and administrative expense decreased approximately $16.0 million, or 17.7%, to $74.4 million for the year ended December 31, 2009, compared to $90.4 million for the same period in 2008 due to a decrease of $9.1 million related to an estimate of probable loss recorded during the year ended December 31, 2008 related to recourse guarantees of debt of properties under management and various decreases related to management’s cost saving efforts.

General and administrative expense was 14.1% of total revenue for the year ended December 31, 2009, compared with 14.6% for the same period in 2008.

Provision for Doubtful Accounts

Provision for doubtful accounts increased approximately $4.9 million, or 24.8%, to $24.8 million for the year ended December 31, 2009, compared to $19.8 million for the same period in 2008 primarily due to an increase in reserves on related party receivables and advances to sponsored investment programs.

Depreciation and Amortization

Depreciation and amortization expense decreased approximately $1.6 million, or 11.9%, to $11.7 million for the year ended December 31, 2009, compared to approximately $13.3 million for the same period in 2008. The decrease is primarily due to one property we held for investment as of December 31, 2010. This property was previously held for sale through June 30, 2009. In accordance with the provisions of Property, Plant, and Equipment Topic, management determined that the carrying value of the property, before the property was classified as held for investment (adjusted for any depreciation and amortization expense and impairment losses that would have been recognized had the asset been continuously classified as held for investment) was greater than the carrying value net of selling costs, of the property at the date of the subsequent decision not to sell. Therefore, we made no additional adjustments to the carrying value of the asset as of December 31, 2009 and no depreciation expense was recorded during the period the property was held for sale. Included in depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $3.2 million and $3.5 million, respectively, for amortization of identified intangible assets.

Rental Expense

Rental expense includes pass-through expenses for master lease accommodations related to our TIC programs. Rental expense also includes expense from one property held for investment.

Interest Expense

Interest expense increased approximately $2.1 million, or 19.3%, to $13.1 million for the year ended December 31, 2009, compared to $11.0 million for the same period in 2008. The increase in interest expense includes increases related to the Credit Facility due to additional borrowings in 2009, an increase in the interest rate to LIBOR plus 800 basis points from LIBOR plus 300 basis points as a result of the 3rd amendment to the Credit Facility and the write off of loan fees related to the Credit Facility.

Merger Related Costs

Merger related costs include transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs. We incurred $14.7 million of Merger related transaction costs during the year ended December 31, 2008 as a result of completing the Merger transaction on December 7, 2007.

Real Estate Related Impairments

We recognized impairment charges of approximately $15.3 million during the year ended December 31, 2009, which includes $10.3 million related to certain unconsolidated real estate investments and funding commitments for obligations related to certain of our sponsored real estate programs and $5.0 million related to one property held for investment as of December 31, 2010. We recognized an impairment charge of approximately $35.6 million during the year ended December 31, 2008, which includes $18.0 million related to certain unconsolidated real estate investments and $17.6 million related to one property held for investment. In addition, we recognized impairment charges of approximately $8.7 million and $54.7 million during the year ended December 31, 2009 and 2008, respectively, related to one property sold during the year ended December 31, 2010 and two properties sold and two properties effectively abandoned under the accounting standards during the year ended December 31, 2009, for which the net income (loss) of the properties are classified as discontinued operations. See Discontinued Operations discussion below.

Goodwill and Intangible Assets Impairment

We recognized a goodwill and intangible assets impairment charge of approximately $181.3 million during the year ended December 31, 2008. The total impairment charge of $181.3 million is comprised of $172.7 million related to goodwill impairment and $8.6 million related to the impairment of intangible contract rights. During the fourth quarter of 2008, we identified the uncertainty surrounding the global economy and the volatility of our market capitalization as goodwill impairment indicators. Our goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008. We also analyzed our trade name for impairment pursuant to the requirements of the Intangibles — Goodwill and Other Topic and determined that the trade name was not impaired as of December 31, 2009 and 2008. Accordingly, no impairment charge was recorded related to the trade name during the years ended December 31, 2009 and 2008. In addition to testing goodwill and our trade name for impairment, we tested the intangible contract rights for impairment during the fourth quarter of 2008 and during the year ended December 31, 2009. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on management’s analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees was improbable. As a result, we recorded an impairment charge of approximately $0.7 million and $8.6 million related to the impaired intangible contract rights during the years ended December 31, 2009 and 2008, respectively.

Equity in Losses of Unconsolidated Real Estate

Equity in losses includes $1.1 million and $13.3 million for the years ended December 31, 2009 and 2008, respectively. Equity in losses of $1.1 million and $7.5 million were recorded during the years ended December 31, 2009 and 2008, respectively, related to our investment in five joint ventures and seven LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in losses are recorded based on the pro rata ownership interest in the underlying unconsolidated properties. In addition, equity in losses for the year ended December 31, 2008 includes a $5.8 million write off of our investment in GERA in the first quarter of 2008, which includes $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs.

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

Discontinued Operations

In accordance with the requirements of the Property, Plant and Equipment Topic, discontinued operations includes the net income (loss) of one property that was sold during the year ended December 31, 2010 and two properties that were sold and two properties that were effectively abandoned under the accounting standards during the year ended December 31, 2009. The net income of $2.2 million for the year ended December 31, 2009 includes a $7.4 million gain on sale, net of taxes, related to the sale of the Danbury Property on June 3, 2009 and the deconsolidation of the Abrams and Shafer properties during the fourth quarter of 2009 and a $5.2 million loss from discontinued operations, net of taxes, which includes $8.7 million of real estate related impairments. The net loss of $38.5 million for the year ended December 31, 2008 includes a $0.4 million gain on sale, net of taxes, and a $38.9 million loss from discontinued operations, net of taxes, which includes $54.7 million of real estate related impairments.

Income Tax

We recognized a tax benefit from continuing operations of approximately $1.0 million for the year ended December 31, 2009, compared to a tax provision of $8.6 million for the same period in 2008. In 2009 and 2008, the reported effective income tax rates were 1.20% and (3.01%), respectively. The 2009 effective income tax rate reflects the adoption of the requirements of the amended Consolidation Topic. The 2009 and 2008 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 25 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.)

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

Net Loss Attributable to Grubb & Ellis Company

As a result of the above items, we recognized a net loss of $78.8 million for the year ended December 31, 2009, compared to a net loss of $330.9 million for the same period in 2008.

Net Loss Attributable to Grubb & Ellis Company Common Shareowners

We paid $1.8 million in preferred stock dividends during the year ended December 31, 2009 resulting in a net loss attributable to our common shareowners of $80.6 million, or $1.27 per diluted share, for the year ended December 31, 2009, compared to a net loss attributable to our common shareowners of $330.9 million, or $5.21 per diluted share, for the same period in 2008.

Liquidity and Capital Resources

Our accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.

On March 21, 2011, the Company announced that it had engaged an external advisor to explore strategic alternatives, including the potential sale or merger of the Company. In conjunction with the announcement, the board of directors also determined, as permitted, not to declare the March 31, 2011 quarterly dividend to holders of its 12% Cumulative Participating Perpetual Convertible Preferred Stock.

The Company had been seeking additional financing to address liquidity needs resulting from operating losses relating to the seasonal nature of the real estate services businesses, investments made in growth initiatives and increased legal expenses related to its Daymark subsidiary. As more fully discussed in Note 28 of Notes to Consolidated Financial Statements in Item 8 of this Report, on March 30, 2011 the Company entered into a commitment letter with respect to an $18.0 million senior secured term loan facility. The commitment letter contains customary conditions to closing. If the Company is not successful in meeting such conditions to closing and is unable to obtain funding under the proposed credit facility or an alternative funding facility, it could create substantial doubt about the Company’s ability to continue as a going concern for the twelve month period following the date of these financial statements. Management believes that with the completion of the $18.0 million senior secured term loan facility, they will have sufficient liquidity to operate in the normal course through at least December 31, 2011.

Current Sources of Capital and Liquidity

We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. We expect to meet our short-term liquidity needs, which may include losses from operations, principal repayments of mortgage debt in connection with recourse guarantee obligations, potential litigation losses, payment of fixed charges, investments in various real estate investor programs and capital expenditures, through cash on hand and proceeds from the potential issuance of equity securities, debt offerings and the potential sale of other assets.

In February 2011, we sold the note receivable we held from Apartment Trust of America, Inc. (formerly Grubb & Ellis Apartment REIT, Inc.) to a third party for $6.1 million in net proceeds.

Long-Term Liquidity Needs

We expect to meet our long-term liquidity needs, which may include losses from operations, principal repayments of debt obligations, payment of fixed charges, investments in various real estate investor programs and capital expenditures, through current and retained cash flow earnings, the sale of real estate property and proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. We may seek to obtain new secured or unsecured lines of credit in the future, although we can provide no assurance that we will find financing on favorable terms or at all.

Factors That May Influence Future Sources of Capital and Liquidity

As further described under “Commitments, Contingencies and Other Contractual Obligations” below, we are involved in multiple legal proceedings and have certain contingent liabilities arising from guarantees and other contractual obligations. While the ultimate outcome and potential liabilities related to these commitments and contingencies is uncertain, adverse determinations and outcomes in these matters could result in material and adverse effects on the liquidity and assets of us or our subsidiaries. For additional discussion of factors that may affect our liquidity and capital resources, please see Item 1A Risk Factors.

Cash Flow

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash used in operating activities improved by $30.1 million to $21.7 million for the year ended December 31, 2010, compared to net cash used in operating activities of $51.8 million for the same period in 2009. Net cash used in operating activities included a decrease in net loss of $10.8 million adjusted for increases in non-cash reconciling items totaling $8.8 million, resulting in a net increase of $19.6 million. In addition, there was an increase of $10.5 million due to positive working capital consisting of accounts payable and accrued expenses, accounts receivable from related parties and other liabilities.

Net cash provided by investing activities was $38.0 million and $86.6 million for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010 and 2009, net cash provided by investing activities related primarily to proceeds from the sale of a properties $38.5 million and $93.5 million, respectively.

Net cash used in financing activities was $24.5 million and $28.7 million for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, net cash used in financing activities related primarily to repayment of mortgage notes, notes payable and capital lease obligations of $37.9 million, payment of preferred dividends of $11.6 million and distributions to noncontrolling interests of $4.9 million offset by net cash proceeds of $29.9 million from the issuance of convertible notes. For the year ended December 31, 2009, net cash used in financing activities related primarily to repayment of advances on the line of credit of $56.3 million and repayment of notes payable and capital lease obligations of $79.4 million offset by advances on the line of credit of $15.2 million, proceeds from the issuance of senior notes of $5.0 million and proceeds from the issuance of preferred stock of $85.1 million.

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

Borrowings

Convertible Notes Offering — During the second quarter of 2010, we completed the offering (“Offering”) of $31.5 million unsecured convertible notes (“Convertible Notes”) to qualified institutional buyers pursuant to Section 144A of the Securities Act of 1933, as amended. The Convertible Notes pay interest at a rate of 7.95% per year payable semiannually in arrears on May 1 and November 1 of each year, beginning November 1, 2010. The Convertible Notes mature on May 1, 2015. The Convertible Notes are convertible into common stock at an initial conversion price of approximately $2.24 per share, or a 17.5% premium above the closing price of our common stock on May 3, 2010. The conversion rate is subject to adjustment in certain circumstances. We may not redeem the Convertible Notes prior to May 6, 2013. On or after May 6, 2013 and prior to the maturity date, we may redeem for cash all or part of the Convertible Notes at 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, including any additional interest, up to but excluding the redemption date.

NNN Senior Notes — From August 1, 2006 to January 2007, NNN Collateralized Senior Notes, LLC (the “NNN Senior Notes Program”), a wholly owned subsidiary of Daymark, issued $16.3 million of notes which mature on August 29, 2011 and bear interest at a rate of 8.75% per annum. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on the first day of the month occurring after issuance. The notes mature five years from the date of first issuance of any of such notes, with two one-year options to extend the maturity date of the notes at the Senior Notes Program’s option. The interest rate will increase to 9.25% per annum during any extension. The Senior Notes Program has the right to redeem the notes, in whole or in part, at: (1) 102.0% of their principal amount plus accrued interest any time after January 1, 2008; (2) 101.0% of their principal amount plus accrued interest any time after July 1, 2008; and (3) par value after January 1, 2009. The notes are the NNN Senior Notes Program’s senior obligations, ranking pari passu in right of payment with all other senior debt incurred and ranking senior to any subordinated debt it may incur. The notes are effectively subordinated to all present or future debt secured by real or personal property to the extent of the value of the collateral securing such debt. The notes are secured by a pledge of the NNN Senior Notes Program’s membership interest in NNN Series A Holdings, LLC, which is the Senior Notes Program’s wholly owned subsidiary for the sole purpose of making the investments. Each note is guaranteed by Grubb & Ellis Realty Investors, LLC (“GERI”). The guarantee is secured by a pledge of GERI membership interest in the NNN Senior Notes Program. The guarantee requires GERI to maintain at all times during the term the notes are outstanding a net worth of at least $0.5 million. As of December 31, 2010, GERI met the net worth requirement. Pursuant to the terms of the indenture underlying the NNN Senior Notes, we anticipate exercising our one year extension option prior to the maturity of the NNN Senior Notes in August 2011.

Mortgage Note — As of December 31, 2010, we had a $70.0 million mortgage loan payable to a financial institution collateralized by real estate held for investment. The note has a fixed interest rate of 6.29% per annum, matures in February 2017 and is non-recourse up to $60.0 million with a $10.0 million recourse guarantee. As of December 31, 2010, the note requires monthly interest-only payments.

Commitments, Contingencies and Other Contractual Obligations

Contractual Obligations

We lease office space throughout the country through non-cancelable operating leases, which expire at various dates through July 30, 2021.

The following table summarizes contractual obligations as of December 31, 2010 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods. This table does not reflect any available extension options.

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
(In thousands)	2011	(2012-2013)	(2014-2015)	(After 2015)	Total

Principal — properties held for investment	$—	$—	$—	$70,000	$70,000
Interest — properties held for investment	4,467	8,946	8,934	5,581	27,928
Principal — senior notes(1)	—	16,277	—	—	16,277
Interest — senior notes(1)	1,397	2,509	—	—	3,906
Principal — convertible notes	—	—	31,500	—	31,500
Interest — convertible notes	2,504	5,009	3,334		10,847
Principal — notes payable	330	554	—	—	884
Interest — notes payable	22	12	—	—	34
Operating lease obligations — others	4,585	9,170	7,468	—	21,223
Operating lease obligations — general	20,037	31,496	15,011	8,963	75,507
Capital lease obligations	712	34	—	—	746

Total	$34,054	$74,007	$66,247	$84,544	$258,852

(1)	Assumes we exercise two one-year extension options. The interest rate will increase to 9.25% per annum during the extension period.

TIC Program Exchange Provisions — Prior to the Merger, Triple Net Properties, LLC (now known as GERI) entered into agreements providing certain investors the right to exchange their investments in certain TIC programs for investments in a different TIC program or in substitute replacement properties. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In the fourth quarter of 2010, GERI was released from certain obligations relating to $6.2 million in initial investments. In addition, we were released from certain obligations totaling $2.0 million as a result of the sale of the TIC program’s property during the year ended December 31, 2010. In July 2009, we received notice on behalf of certain investors stating their intent to exercise rights under one of those agreements with respect to an initial investment totaling $4.5 million. Subsequently, in February 2011, an action was filed in the Superior Court of Orange County, California on behalf of those same investors against GERI alleging breach of contract and breach of the implied covenant of good faith and fair dealing, and seeking declaratory relief of $26.5 million with respect to initial cash investments totaling $22.3 million, which is inclusive of the $4.5 million for which we received the notice in July 2009. While the outcome of that action is uncertain, GERI will vigorously defend those claims.

We deferred revenues relating to these agreements of $0.2 million, $0.3 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additional losses of $0.6 million, $4.7 million and $14.3 million related to these agreements were recorded during the years ended December 31, 2010, 2009 and 2008, respectively, to record a liability underlying the agreements with investors. In addition, during the year ended December 31, 2010, we reduced an obligation of $3.2 million related to our release from certain obligations. As of December 31, 2010 we had recorded liabilities totaling $20.2 million related to such agreements, consisting of $3.9 million of cumulative deferred revenues and $16.3 million of additional losses related to these agreements, which is included in other current liabilities.

Met 10 litigation — GERI has been involved in multiple legal proceedings, including an action pending in state court in Austin, Texas (the “Met 10 Texas Action”), and an arbitration proceeding being conducted in California (the “Met 10 Arbitration”). In the Met 10 Texas Action, GERI and an affiliate are pursuing claims against the developers and sellers of the property and other defendants to recover damages arising from undisclosed ground movement. The outcome of that proceeding, and the damages, if any, that GERI and its affiliate will recover, are uncertain. In the Met 10 Arbitration, TIC investors are asserting, among other things, that GERI should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Met 10 Arbitration has been bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. The second phase of the Met 10 Arbitration involves the TICs’ claims for damages. The hearing will be conducted in June 2011, and will result in the arbitrator’s determination of whether the TICs have proven any of their claims, and what damages, if any, should be awarded against GERI. GERI is vigorously defending those claims. GERI has tendered this matter to its insurance carriers for indemnity, and will vigorously pursue coverage. While the outcome of the second phase of the Met 10 Arbitration is uncertain, an adverse determination by the arbitrator could result in a material and adverse effect on our subsidiary’s liquidity and assets.

Guarantees — Historically our investment management subsidiaries provided non-recourse carve-out guarantees or indemnities with respect to loans for properties now under the management of Daymark. As of December 31, 2010, there were 133 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.3 billion. As of December 31, 2009, there were 146 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.6 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments as further described in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Our guarantees consisted of the following as of December 31, 2010 and 2009:

	December 31,
(In thousands)	2010	2009

Daymark non-recourse/carve-out guarantees of debt of properties under management(1)	$2,944,311	$3,306,631
Grubb & Ellis Company non-recourse/carve-out guarantees of properties under management(1)	$78,363	$78,655
Daymark and Grubb & Ellis Company non-recourse/carve-out guarantees of properties under management(2)	$31,271	$31,563
Daymark non-recourse/carve-out guarantees of Company owned properties(1)	$60,000	$97,000
Daymark recourse guarantees of debt of properties under management	$12,900	$21,900
Grubb & Ellis Company recourse guarantees of debt of properties under management	$11,998	$11,998
Daymark recourse guarantees of Company owned properties(3)	$10,000	$10,000

Total	$3,148,843	$3,557,747

(1)	A “non-recourse/carve-out” guarantee or indemnity generally imposes liability on the guarantor or indemnitor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee or indemnitor is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property. While there is not a standard document evidencing these guarantees or indemnities, liability under the non-recourse carve-out guarantees or indemnities generally may be triggered by, among other things, any or all of the following:

•	a voluntary bankruptcy or similar insolvency proceeding of any borrower;

•	a “transfer” of the property or any interest therein in violation of the loan documents;

•	a violation by any borrower of the special purpose entity requirements set forth in the loan documents;

•	any fraud or material misrepresentation by any borrower or any guarantor in connection with the loan;

•	the gross negligence or willful misconduct by any borrower in connection with the property, the loan or any obligation under the loan documents;

•	the misapplication, misappropriation or conversion of (i) any rents, security deposits, proceeds or other funds, (ii) any insurance proceeds paid by reason of any loss, damage or destruction to the property, and (iii) any awards or other amounts received in connection with the condemnation of all or a portion of the property;

•	any waste of the property caused by acts or omissions of borrower of the removal or disposal of any portion of the property after an event of default under the loan documents; and

•	the breach of any obligations set forth in an environmental or hazardous substances indemnity agreement from borrower.

Certain acts (typically the first three listed above) may render the entire debt balance recourse to the guarantor or indemnitor, while the liability for other acts is typically limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees and indemnities. Generally the guarantor or indemnitor irrevocably and unconditionally guarantees or indemnifies the lender the payment and performance of the guaranteed or indemnified obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor or indemnitor covenants and agrees that it is liable for the guaranteed or indemnified obligations as a primary obligor. As of December 31, 2010, to the best of our knowledge, there was no debt owed by us as a result of the borrowers engaging in prohibited acts.

(2)	Daymark and Grubb & Ellis Company are each joint and severally liable on such non-recourse/carve-out guarantees.

(3)	In addition to the $10.0 million principal guarantee, Daymark has guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.

If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of December 31, 2010 and 2009, we had recourse guarantees of $24.9 million and $33.9 million, respectively, relating to debt of properties under management (of which $12.0 million and $12.0 million, respectively, is recourse to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). As of December 31, 2010 and 2009, approximately $9.5 million and $9.8 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $2.0 million and $0, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). In addition, as of December 31, 2010, we have $8.0 million of recourse guarantees related to debt that will mature in the next twelve months (of which the entire amount is recourse back to Grubb & Ellis Company). In addition, we had a recourse guarantee related to a property that was previously under management, but was sold during the year ended December 31, 2009. In connection with the sale of the property, we entered into a promissory note with the lender to repay the outstanding principal balance on the mortgage loan of $4.2 million. As of December 31, 2010, the entire principal balance on the mortgage loan had been repaid. Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any of our subsidiaries to pay its debts as they become due would likely have a materially negative impact on our ongoing business, and our investment management operations in particular. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of December 31, 2010 and 2009, we recorded a liability of $0.8 million and $3.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.

Two unaffiliated, individual investor entities, who are minority owners in two TIC programs located in Texas, Met Center 10 and 2400 West Marshall, that were originally sponsored by GERI, filed bankruptcy in January 2011. The principal balances of the mortgage debt for these two properties was approximately $29.4 million and $6.6 million, respectively, at the time of the bankruptcy filings. We have also become aware that on February 1, 2011, the special servicer for each of these loans foreclosed on all of the undivided TIC ownership interests in these properties, except those owned by the unaffiliated investor entities which effected the bankruptcy filings. The automatic stay imposed following the bankruptcy filings by each of these investor entities prevented the special servicer from foreclosing on 100% of the TIC ownership interests.

GERI executed a non-recourse carve-out guarantee in connection with the mortgage loan for the Met 10 property, and a non-recourse indemnity for the 2400 West Marshall property. As discussed in the “Guarantees” disclosure above, such “non-recourse carve-out” guarantees and indemnities only impose liability on GERI if certain acts prohibited by the loan documents take place. Liability under these non-recourse carve-out guarantees and indemnities may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, GERI may become liable under the guarantee and indemnity for the benefit of the mortgage lender in connection with these TIC programs. While GERI’s ultimate liability under these agreements is uncertain as a result of numerous factors, including, without limitation, the amount of the lender’s credit bids at the time of foreclosure, events in the individual bankruptcy proceedings and the ultimate disposition of those bankruptcy proceedings, and the defenses GERI may raise under the guarantee and indemnity, such liability may be in an amount in excess of the net worth of NNNRA and its subsidiaries, including GERI. NNNRA and GERI are investigating the facts and circumstances surrounding these events, and the potential liabilities related thereto, and intend to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation. In the event that GERI receives a demand for payment from the lenders pursuant to such guarantee and indemnity arrangements, in an amount that exceeds $1,000,000, and GERI fails to pay such amount when due, a cross -default under our Convertible Notes may result. We are seeking consents from the Convertible Note holders to proposed amendments to certain provisions of the Convertible Notes (which requires a majority of the holders in interest thereunder) relating to any liabilities of NNNRA or its subsidiaries. Should an event of default occur which we are unable to cure with an amendment or waiver from the Convertible Note holders, there would be a material and adverse effect on our liquidity and financial position.

Daymark — On February 10, 2011, we announced that Daymark Realty Advisors, Inc. (“Daymark”), our newly created, wholly-owned and separately managed subsidiary, has been introduced into our ownership structure to manage our nationwide tenant-in-common (“TIC”) portfolio of commercial real estate properties managed by NNNRA. NNNRA will be a direct wholly-owned subsidiary of Daymark. NNNRA is required to maintain a specified level of minimum net worth under loan documents related to certain TIC programs that it has sponsored. As of December 31, 2010, NNNRA’s net worth was below the contractually specified level of $10 or $15 million with respect to approximately 30 percent of its managed TIC programs. Except as discussed below, this circumstance does not, in and of itself, create any direct recourse liability for NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements and NNNRA potentially becoming liable for up to $7.5 million, in the aggregate, of certain partial-recourse guarantee obligations of the underlying mortgage debt for certain of these TIC programs. To date, no events of default have been declared and we and NNNRA are exploring a number of measures to increase NNNRA’s net worth to the requisite amount required under the TIC loan arrangements. In addition, as of December 31, 2010, based upon unaudited numbers, we believe that there was a net intercompany balance payable from us to NNNRA in the amount of approximately $13.9 million, and further, that NNNRA and its subsidiaries, on a preliminary unaudited basis, held $8.1 million of our $30.9 million of cash and cash equivalents as of such date. The net payable amount is the result of on-going transactions and services provided amongst us and NNNRA and its subsidiaries and is a reconciliation of payables and expenses for services rendered between such entities in the normal course of business. There can be no assurance that an independent third party would arrive at the same net payable obligation.

On March 25, 2011, we entered into a Services Agreement (the “Services Agreement”) with certain of our wholly-owned subsidiaries pursuant to which we will provide certain corporate, administrative and other services to the various subsidiaries, and in connection therewith, such subsidiaries shall recognize the provision of such services and the allocation of the costs associated therewith. The Services Agreement, among other things, memorializes the intercompany account balances between us and certain of our subsidiaries and the treatment of such intercompany balances upon the occurrence of certain events.

Alesco — On November 16, 2007, we completed the acquisition of a 51.0% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”) from Jay P. Leupp (“Leupp”). Pursuant to the Intercompany Agreement between us and Alesco, dated as of November 16, 2007, we committed to invest up to $20.0 million in seed capital into certain real estate funds that Alesco planned to launch. Additionally, upon achievement of certain earn-out targets, we were required to purchase up to an additional 27% interest in Alesco for $15.0 million. To date those earn-out targets have not been achieved. We are allowed to use $15.0 million of seed capital to fund the earn-out payments. As of December 31, 2010, we have invested $1.5 million into the three funds that Alesco has launched to date (the “Existing Alesco Funds”). Our unfunded seed capital commitments with respect to the Existing Alesco Funds total $2.5 million. As of February 14, 2011, our obligation to make further seed capital investments under the Intercompany Agreement terminated.

Subsequent Events

For a discussion of subsequent events, see Note 28, Subsequent Events, of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Management believes that the primary market risk to which we would be exposed would be interest rate risk. As of December 31, 2010, we had no outstanding variable rate debt; therefore we believe we have no interest rate risk. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we have entered into derivative financial instruments such as interest rate swap and cap agreements when appropriate and may do so in the future. We had no such agreements outstanding as of December 31, 2010.

In addition to interest rate risk, the value of our real estate investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our outstanding mortgage debt, if necessary.

Except for the acquisition of Grubb & Ellis Alesco Global Advisors, LLC, as previously described, we do not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

The table below presents, as of December 31, 2010, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$330	$554	$16,277	$—	$31,500	$70,000	$118,661	$105,257
Weighted average interest rate on maturing debt	3.39%	2.83%	9.25%	—	7.95%	6.29%	7.11%	—

As of December 31, 2010, our notes payable, senior notes, mortgage notes and Convertible Notes totaled $118.7 million had fixed interest rates ranging from 2.00% to 9.25%, a weighted average effective interest rate of 7.11% per annum and a fair value of $105.3 million.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareowners of Grubb & Ellis Company

We have audited the accompanying consolidated balance sheets of Grubb & Ellis Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.), a wholly owned subsidiary as of December 31, 2008 and for the year ended December 31, 2008, which statements reflect total assets of $6,264,000 as of December 31, 2008, and total revenues of $15,224,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.), is based solely on the report of the other auditors.

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

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its variable interest entities as a result of the adoption of Accounting Standards Update No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” effective January 1, 2010.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grubb & Ellis Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.)
Santa Ana, California

We have audited the statement of financial condition of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.) (the “Company”) (not separately included herein) as of December 31, 2008, and the related statements of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grubb & Ellis Securities, Inc. (f.k.a. NNN Capital Corp.) as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

San Diego, California November 19, 2009	/s/ PKF PKF Certified Public Accountants A Professional Corporation

GRUBB & ELLIS COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents (including $307 and $581 from VIEs, respectively)	$30,919	$39,101
Restricted cash (including $237 and $36 from VIEs, respectively)	8,488	13,875
Investment in marketable equity securities (including $1,703 and $147 from VIEs, respectively)	2,849	690
Accounts receivable from related parties — net (including $0 and $3 from VIEs, respectively)	3,834	9,117
Note receivable — net	6,126	—
Notes and advances to related parties — net (including $3,610 and $0 from VIEs, respectively)	4,004	1,019
Service fees receivable — net (including $915 and $1,076 from VIEs, respectively)	31,048	30,293
Professional service contracts — net	3,468	3,626
Real estate deposits and pre-acquisition costs	—	1,321
Properties held for sale — net	—	36,416
Identified intangible assets and other assets held for sale — net	—	4,370
Prepaid expenses and other assets (including $111 and $38 from VIEs, respectively)	12,524	20,975

Total current assets	103,260	160,803
Accounts receivable from related parties — net	12,344	15,609
Notes and advances to related parties — net (including $4,482 and $0 from VIEs, respectively)	8,271	14,607
Professional service contracts — net	5,750	7,271
Investments in unconsolidated entities (including $4,814 and $2,239 from VIEs, respectively)	5,178	3,783
Properties held for investment — net	45,572	45,773
Property, equipment and leasehold improvements — net (including $0 and $17 from VIEs, respectively)	11,493	13,134
Identified intangible assets — net (including $20 and $44 from VIEs, respectively)	88,096	91,883
Other assets — net (including $7 and $6 from VIEs, respectively)	5,461	4,461
Goodwill	1,521	—

Total assets	$286,946	$357,324

LIABILITIES AND SHAREOWNERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,055 and $769 from VIEs, respectively)	$77,388	$62,385
Due to related parties (including $681 and $681 from VIEs, respectively)	2,178	2,749
Notes payable and capital lease obligations	1,041	939
Mortgage notes of properties held for sale	—	37,000
Liabilities of properties held for sale — net	—	4,885
Other liabilities	25,885	38,243

Total current liabilities	106,492	146,201
Long-term liabilities:
NNN senior notes	16,277	16,277
Convertible notes	30,133	—
Mortgage notes	70,000	70,000
Notes payable and capital lease obligations (including $0 and $13 from VIEs, respectively)	589	755
Other long-term liabilities	7,065	7,358
Deferred tax liabilities	25,269	25,477

Total liabilities	255,825	266,068
Commitments and contingencies (Note 21)
Preferred stock: 12% cumulative participating perpetual convertible; $0.01 par value; 1,000,000 shares authorized as of December 31, 2010 and 2009; 965,700 shares issued and outstanding as of December 31, 2010 and 2009	90,080	90,080
Shareowners’ (deficit) equity:
Preferred stock: $0.01 par value; 19,000,000 shares authorized as of December 31, 2010 and 2009; no shares issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock: $0.01 par value; 200,000,000 shares authorized as of December 31, 2010 and 2009; 70,076,451 and 67,352,440 shares issued and outstanding as of December 31, 2010 and 2009, respectively	701	674
Additional paid-in capital	409,943	412,754
Accumulated deficit	(478,881)	(412,101)
Other comprehensive income	148	—

Total Grubb & Ellis Company shareowners’ (deficit) equity	(68,089)	1,327
Noncontrolling interests (including $9,130 and ($507) from VIEs, respectively)	9,130	(151)

Total (deficit) equity	(58,959)	1,176
Total liabilities and (deficit) equity	$286,946	$357,324

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

REVENUE
Management services	$274,606	$274,880	$253,664
Transaction services	236,238	173,394	240,250
Investment management	21,333	30,368	50,982
Investment Management — Daymark	21,918	26,718	50,599
Rental related	21,362	22,554	24,183

Total revenue	575,457	527,914	619,678

OPERATING EXPENSE
Compensation costs	519,694	475,068	512,280
General and administrative	75,624	74,390	90,397
Provision for doubtful accounts	9,363	24,752	19,831
Depreciation and amortization	12,665	11,727	13,313
Rental related	16,523	18,192	17,799
Interest	8,504	13,138	11,014
Merger related costs	—	—	14,732
Real estate related impairments	859	15,305	35,637
Goodwill and intangible asset impairment	2,769	738	181,285

Total operating expense	646,001	633,310	896,288

OPERATING LOSS	(70,544)	(105,396)	(276,610)

OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated entities	(1,413)	(1,148)	(13,311)
Interest income	428	555	902
Gain on extinguishment of debt	—	21,935	—
Other	658	404	(6,458)

Total other (expense) income	(327)	21,746	(18,867)

Loss from continuing operations before income tax (provision) benefit	(70,871)	(83,650)	(295,477)
Income tax benefit (provision)	78	975	(8,595)

Loss from continuing operations	(70,793)	(82,675)	(304,072)

DISCONTINUED OPERATIONS
Loss from discontinued operations — net of taxes	(211)	(5,266)	(38,874)
Gain on disposal of discontinued operations — net of taxes	1,273	7,442	357

Total income (loss) from discontinued operations	1,062	2,176	(38,517)

NET LOSS	(69,731)	(80,499)	(342,589)
Net loss attributable to noncontrolling interests	(2,951)	(1,661)	(11,719)

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY	(66,780)	(78,838)	(330,870)
Preferred stock dividends	(11,588)	(1,770)	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(78,368)	$(80,608)	$(330,870)

Basic (loss) earnings per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(1.23)	$(1.30)	$(4.60)
Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	0.02	0.03	(0.61)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(1.21)	$(1.27)	$(5.21)

Diluted (loss) earnings per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(1.23)	$(1.30)	$(4.60)
Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	0.02	0.03	(0.61)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(1.21)	$(1.27)	$(5.21)

Basic weighted average shares outstanding	64,756	63,645	63,515

Diluted weighted average shares outstanding	64,756	63,645	63,515

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ (DEFICIT) EQUITY
 (In thousands)

				Accumulated	(Accumulated	Total Grubb &
			Additional	Other	Deficit)	Ellis Company	Non-	Total
	Common Stock		Paid-In	Comprehensive	Retained	Shareowners’	Controlling	Equity
	Shares	Amount	Capital	Loss	Earnings	(Deficit) Equity	Interests	(Deficit)

Balance as of December 31, 2007	64,825	$648	$393,665	$(1,049)	$10,792	$404,056	$29,896	$433,952

Dividends declared	—	—	—	—	(13,395)	(13,395)	—	(13,395)
Vesting of share-based compensation	—	—	11,248	—	210	11,458	—	11,458
Repurchase of common stock	(532)	(5)	(1,835)	—	—	(1,840)	—	(1,840)
Issuance of restricted shares to directors, officers and employees	1,552	15	(15)	—	—	—	—	—
Issuance of stock to directors, officers and employees related to equity compensation awards	77	1	378	—	—	379	—	379
Forfeiture of non-vested restricted shares	(539)	(5)	(75)	—	—	(80)	—	(80)
Contributions from noncontrolling interests	—	—	—	—	—	—	15,084	15,084
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,093)	(4,093)
Deconsolidation of sponsored programs	—	—	—	—	—	—	(27,441)	(27,441)
Compensation expense on profit sharing arrangements	—	—	—	—	—	—	1,878	1,878
Change in unrealized loss on marketable securities, net of taxes	—	—	(586)	1,049	—	463	—	463
Net loss	—	—	—	—	(330,870)	(330,870)	(11,719)	(342,589)

Comprehensive loss	—	—	—	—	—	(330,407)	(11,719)	(342,126)

Balance as of December 31, 2008	65,383	654	402,780	—	(333,263)	70,171	3,605	73,776

Vesting of share-based compensation	—	—	10,878	—	—	10,878	—	10,878
Issuance of warrants	—	—	534	—	—	534	—	534
Preferred dividend declared	—	—	(1,770)	—	—	(1,770)	—	(1,770)
Issuance of restricted shares to directors, officers and employees	2,712	27	(27)	—	—	—	—	—
Forfeiture of non-vested restricted shares	(743)	(7)	(191)	—	—	(198)	—	(198)
Contributions from noncontrolling interests	—	—	—	—	—	—	5,559	5,559
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,689)	(1,689)
Deconsolidation of sponsored programs	—	—	—	—	—	—	(5,517)	(5,517)
Compensation expense on profit sharing arrangements	—	—	550	—	—	550	(448)	102
Net loss	—	—	—	—	(78,838)	(78,838)	(1,661)	(80,499)

Comprehensive loss	—	—	—	—	—	(78,838)	(1,661)	(80,499)

Balance as of December 31, 2009	67,352	$674	$412,754	—	$(412,101)	$1,327	$(151)	$1,176

Vesting of share-based compensation			9,147	—	—	9,147	—	9,147
Preferred dividend declared	—	—	(11,588)	—	—	(11,588)	—	(11,588)
Issuance of restricted shares to directors, officers and employees	3,094	31	(31)	—	—	—	—	—
Forfeiture of non-vested restricted shares	(370)	(3)	(340)	—	—	(343)	—	(343)
Consolidation of VIEs	—	—	—	—	—	—	15,219	15,219
Deconsolidation of VIEs	—	—	—	—	—	—	73	73
Consolidation of sponsored mutual fund	—	—	—	—	—	—	823	823
Contributions from noncontrolling interests	—	—	—	—	—	—	589	589
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,932)	(4,932)
Compensation expense on profit sharing arrangements	—	—	—	—	—	—	460	460
Change in unrealized gain on marketable securities	—	—	—	148	—	148	—	148
Net loss	—	—	—	—	(66,780)	(66,780)	(2,951)	(69,731)

Comprehensive loss	—	—	—	—	—	(66,632)	(2,951)	(69,583)

Balance as of December 31, 2010	70,076	$702	$409,942	$148	$(478,881)	$(68,089)	$9,130	$(58,959)

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,731)	$(80,499)	$(342,589)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of real estate	(2,039)	1,073	—
Equity in losses of unconsolidated entities	1,413	1,148	13,311
Depreciation and amortization (including amortization of signing bonuses)	21,180	17,999	28,961
Loss on disposal of property, equipment and leasehold improvements	887	80	494
Goodwill and intangible asset impairment	2,769	738	181,285
Impairment of real estate	859	23,984	90,351
Share-based compensation	9,147	10,878	11,705
Compensation expense on profit sharing arrangements	460	102	1,878
Amortization/write-off of intangible contractual rights	—	251	1,179
Amortization of deferred financing costs	691	2,213	1,006
Gain on extinguishment of debt	—	(35,253)	—
(Gain) loss on sale of marketable equity securities	(196)	(460)	7,215
Deferred income taxes	(208)	1,107	(3,784)
Allowance for uncollectible accounts	9,363	10,714	13,319
Loss on write-off of real estate deposits, pre-acquisition costs and advances to related parties	—	446	2,415
Other operating noncash gains (losses)	(488)	—	2,267
Changes in operating assets and liabilities:
Accounts receivable from related parties	2,479	7,596	6,481
Prepaid expenses and other assets	(831)	(1,603)	(28,945)
Accounts payable and accrued expenses	13,203	(5,479)	(19,915)
Other liabilities	(10,702)	(6,824)	(263)

Net cash used in operating activities	(21,744)	(51,789)	(33,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash effect from deconsolidation of VIE	(184)	—	—
Purchases of property and equipment	(4,416)	(2,881)	(4,407)
Tenant improvements and capital expenditures	(2,318)	(2,531)	—
Purchases of marketable equity securities	(1,608)	(3,860)	(997)
Proceeds from sale of marketable equity securities	616	—	2,653
Advances to related parties	(941)	(4,171)	(28,273)
Proceeds from repayment of advances to related parties	5,256	2,323	33,643
Payments to related parties	—	(180)	(882)
Investments in unconsolidated entities	(863)	(566)	(29,163)
Sale of tenant-in-common interests in unconsolidated entities	391	—	—
Distributions of capital from unconsolidated entities	670	752	914
Acquisition of businesses — net of cash acquired	(2,740)	—	—
Acquisition of properties	—	—	(122,163)
Proceeds from sale of properties	38,456	93,471	—
Real estate deposits and pre-acquisition costs	(5,593)	(199)	(59,780)
Proceeds from collection of real estate deposits and pre-acquisition costs	5,972	4,717	118,835
Change in restricted cash	5,327	(318)	13,290

Net cash provided by (used in) investing activities	38,025	86,557	(76,330)

GRUBB & ELLIS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	—	15,206	55,000
Repayment of advances on line of credit	—	(56,271)	—
Borrowings on mortgage notes and notes payable	—	1,417	103,339
Repayments of mortgage notes, notes payable and capital lease obligations	(37,935)	(79,394)	(56,386)
Financing costs	(522)	(1,801)	(2,412)
Proceeds from the issuance of convertible notes	29,925	—	—
Proceeds from issuance of senior notes	—	5,000	—
Net proceeds from issuance of preferred stock	—	85,080	—
Net proceeds from issuance of common stock	—	—	52
Repurchase of common stock	—	—	(1,840)
Dividends paid to common shareowners	—	—	(15,128)
Dividends paid to preferred shareowners	(11,588)	(1,770)	—
Contributions from noncontrolling interests	589	5,959	15,084
Distributions to noncontrolling interests	(4,932)	(2,078)	(4,093)

Net cash (used in) provided by financing activities	(24,463)	(28,652)	93,616

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,182)	6,116	(16,343)
Cash and cash equivalents — beginning of year	39,101	32,985	49,328

Cash and cash equivalents — end of year	$30,919	$39,101	$32,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,797	$15,431	$21,089

Income taxes	$409	$1,298	$2,151

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Issuance of warrants	$—	$534	$—

Accrual for tenant improvements, lease commissions and capital expenditures	$199	$236	$739

Equipment acquired with capital lease obligations	$—	$2,270	$52

Consolidation of assets held by VIEs	$15,917	$—	$—

Consolidation of liabilities held by VIEs	$699	$—	$—

Consolidation of noncontrolling interests held by VIEs	$15,218	$—	$—

Deconsolidation of assets held by VIEs	$338	$20,356	$301,656

Deconsolidation of liabilities held by VIEs	$411	$33,674	$222,448

Deconsolidation of noncontrolling interests held by VIEs	$73	$—	$—

Consolidation of sponsored mutual fund	$823	$—	$—

Consolidation of noncontrolling interests related to sponsored mutual fund	$823	$—	$—

Deconsolidation of sponsored mutual fund	$—	$5,141	$—

Acquisition of businesses	$2,543	$—	$—

Liabilities assumed in acquisition of businesses	$1,629	$—	$—

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1.	ORGANIZATION

Grubb & Ellis Company and its consolidated subsidiaries are referred to herein as “the Company,” “Grubb & Ellis,” “we,” “us,” and “our.” Grubb & Ellis, a Delaware corporation founded over 50 years ago, is a commercial real estate services and investment company. With over 5,200 professionals in more than 100 company-owned and affiliate offices throughout the United States (“U.S.”), our professionals draw from a platform of real estate services, practice groups and investment products to deliver comprehensive, integrated solutions to real estate owners, tenants, investors, lenders and corporate occupiers. Our range of services includes tenant representation, property and agency leasing, commercial property and corporate facilities management, property sales, appraisal and valuation and commercial mortgage brokerage and investment management. Our transaction, management, consulting and investment services are supported by proprietary market research and extensive local expertise. Through our investment management business, we are a sponsor of real estate investment programs, including public non-traded real estate investment trusts (REITs).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — Our accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.

On March 21, 2011, the Company announced that it had engaged an external advisor to explore strategic alternatives, including the potential sale or merger of the Company. In conjunction with the announcement, the board of directors also determined, as permitted, not to declare the March 31, 2011 quarterly dividend to holders of its 12% Cumulative Participating Perpetual Convertible Preferred Stock.

The Company had been seeking additional financing to address liquidity needs resulting from operating losses relating to the seasonal nature of the real estate services businesses, investments made in growth initiatives and increased legal expenses related to its Daymark subsidiary. As more fully discussed in Note 28, on March 30, 2011 the Company entered into a commitment letter with respect to an $18.0 million senior secured term loan facility. The commitment letter contains customary conditions to closing. If the Company is not successful in meeting such conditions to closing and is unable to obtain funding under the proposed credit facility or an alternative funding facility, it could create substantial doubt about the Company’s ability to continue as a going concern for the twelve month period following the date of these financial statements. Management believes that with the completion of the $18 million senior secured term loan facility, they will have sufficient liquidity to operate in the normal course through at least December 31, 2011.

Principles of Consolidation — The consolidated financial statements include our accounts and those of our wholly owned and majority-owned controlled subsidiaries’, variable interest entities (“VIEs”) in which we are the primary beneficiary, and partnerships/limited liability companies (“LLCs”) in which we are the managing member or general partner and the other partners/members lack substantive rights. All significant intercompany accounts and transactions have been eliminated in consolidation.

We consolidate entities that are VIEs when we are deemed to be the primary beneficiary of the VIE. We are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest in the VIE. Our variable interest provides us with a controlling financial interest if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. There is subjectivity around the determination of power and which activities of the VIE most significantly impact the entity’s economic performance. For entities in which (i) we are not deemed to be the primary beneficiary, (ii) our ownership is 50.0% or less and (iii) we have the ability to exercise significant influence, we use the equity method of accounting (i.e. at cost, increased or decreased by our share of earnings or losses, plus contributions less distributions). We also use the equity method of accounting for

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

jointly controlled tenant-in-common interests. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIE’s primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of the VIEs.

On January 1, 2010, we adopted an amendment to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 810, Consolidation, (“Consolidation Topic”) and as a result, consolidated four LLCs and deconsolidated one joint venture LLC. We recorded the cumulative effect of the adoption of this amendment to our financial statements as of January 1, 2010. For the four LLCs that were consolidated, this consisted primarily of consolidating: (i) investments in unconsolidated entities for the LLCs ownership interest in properties, (ii) advances made by a consolidated LLC to other unconsolidated LLCs, (iii) restricted cash, (iv) accounts payable and accrued liabilities and (v) noncontrolling interests related to the LLCs equity. For the one joint venture LLC that was deconsolidated, this consisted primarily of deconsolidating: (i) cash, (ii) accounts payable and accrued liabilities and (iii) noncontrolling interests related to the LLC equity. The adoption of the amendment to the requirements of the Consolidation Topic resulted in the following impact to our Consolidated Balance Sheet as of January 1, 2010: (i) assets increased by $14.9 million, (ii) liabilities increased by $0.1 million and (iii) noncontrolling interests increased by $14.8 million. See the parenthetical disclosures on our Consolidated Balance Sheets regarding amounts of VIEs assets and liabilities that are consolidated as of December 31, 2010 and 2009.

Use of Estimates — The financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications — Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have no effect on reported net loss.

Cash and cash equivalents — Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash — Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties as well as cash reserve accounts held for the benefit of various insurance providers. As of December 31, 2010 and 2009, the restricted cash balance was $8.5 million and $13.9 million, respectively.

Marketable Securities — We account for investments in marketable debt and equity securities in accordance with the requirements of ASC Topic 320, Investments — Debt and Equity Securities, (“Investments Topic”). We determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Marketable securities acquired are classified with the intent to generate a profit from short-term movements in market prices as trading securities. Debt securities are classified as held to maturity when there is a positive intent and ability to hold the securities to maturity. Marketable equity and debt securities not classified as trading or held to maturity are classified as available for sale.

In accordance with the requirements of the Investments Topic, trading securities are carried at their fair value with realized and unrealized gains and losses included in the statement of operations. The available for sale securities are carried at their fair market value and any difference between cost and market value is recorded as unrealized gain or loss, net of income taxes, and is reported as accumulated other comprehensive income in the consolidated statement of shareowners’ equity. Premiums and discounts are recognized in

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest income using the effective interest method. Realized gains and losses and declines in value expected to be other-than-temporary on available for sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in interest income.

Accounts Receivable from Related Parties — Accounts receivable from related parties consists of fees earned from syndicated entities and properties under management related to our sponsored programs, including property and asset management fees. Property and asset management fees are collected from the operations of the underlying real estate properties.

Allowance for Uncollectible Receivables — Receivables are carried net of management’s estimate of uncollectible receivables. Management’s determination of the adequacy of these allowances is based upon evaluations of historical loss experience, operating performance of the underlying properties, current economic conditions, and other relevant factors.

Real Estate Deposits and Pre-acquisition Costs — Real estate deposits include funds held by escrow agents and others to be applied towards the purchase of real estate. Real estate deposits may become nonrefundable under certain circumstances. Pre-acquisition costs include costs incurred when we evaluate properties for our sponsored REITs. Such costs are reimbursed by the REIT if the property is purchased. If the property is no longer sought for acquisition, the pre-acquisition costs are written off and are included in general and administrative expense in our consolidated statement of operations. There were no real estate deposits and pre-acquisition costs outstanding as of December 31, 2010. The real estate deposits and pre-acquisition costs outstanding as of December 31, 2009 were either refunded to us during the subsequent year or used to purchase property by our sponsored REITs and subsequently reimbursed by the sponsored REIT.

Identified Intangible Assets — Our acquisitions require the application of purchase accounting in accordance with the requirements of ASC Topic 805, Business Combinations (“Business Combinations Topic”). Identified intangible assets include a trade name, which is not being amortized and has an indefinite estimated useful life. Other identified intangible assets acquired includes in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The remaining other intangible assets primarily include contract rights, affiliate agreements and internally developed software, which are all being amortized over estimated useful lives ranging from 1 to 20 years.

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

Properties Held for Sale — In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, (“Property, Plant and Equipment Topic”), at the time a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, no depreciation or amortization of tenant origination cost is recorded for a property classified as held for sale. We classify operating properties as properties held for sale in the period in which all of the required criteria are met.

The Property, Plant and Equipment Topic requires, in many instances, that the balance sheet and income statements for both current and prior periods report the assets, liabilities and results of operations of any component of an entity which has either been disposed of, or is classified as held for sale, as discontinued operations. In instances when a company expects to have significant continuing involvement in the component

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beyond the date of sale, the operations of the component instead continue to be fully recorded within our continuing operations through the date of sale. In accordance with this requirement, we record the results of operations related to real estate held for sale as discontinued operations only when we expect not to have significant continuing involvement in the real estate after the date of sale.

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

Impairment of Long-Lived Assets — In accordance with the requirements of the Property, Plant, and Equipment Topic, long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments reflect that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the asset, we would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. If an impairment indicator exists, we generally use a discounted cash flow model to estimate the fair value of the property and measure the impairment. We use our best estimate in determining the key assumptions, including the expected holding period, future occupancy levels, capitalization rates, discount rates, rental rates, lease-up periods and capital expenditure requirements. As of December 31, 2010, capitalization rates used in these measurements generally fell within a range of 7.8% to 9.0%. We recorded real estate impairments related to a property held for investment of $0, $5.0 million and $17.7 million during the years ended December 31, 2010, 2009 and 2008, respectively. We recorded real estate related impairments related to investments in unconsolidated entities and funding commitments for obligations related to certain of our sponsored real estate programs of $0.9 million, $10.3 million and $18.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. We recorded real estate impairments related to properties sold and effectively abandoned under the accounting standards of approximately $0, $8.7 million and $54.7 million during the years ended December 31, 2010, 2009 and 2008, respectively, which are included in discontinued operations.

We recognize goodwill and other non-amortizing intangible assets in accordance with the requirements of ASC Topic 350, Intangibles — Goodwill and Other, (“Goodwill and Other Topic”). Under the Goodwill and Other Topic, goodwill is recorded at its carrying value and is tested for impairment at least annually, or more frequently if impairment indicators exist, at a level of reporting referred to as a reporting unit. We recognize goodwill in accordance with the requirements of the Goodwill and Other Topic and test the carrying value for impairment during the fourth quarter of each year. The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of the reporting units, we used a discounted cash flow model and market comparable data. Significant judgment is required by us in developing the assumptions for the discounted cash flow model. These assumptions include cash flow projections utilizing revenue growth rates, profit margin percentages, discount rates, market/economic conditions, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment may exist. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. We also test our trade name for impairment during the

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter of each year. We estimated the fair value of our trade name by using a discounted cash flow model. Assumptions used in the discounted cash flow model include revenue projections, royalty rates and discount rates. If the estimated fair value of the trade name exceeds the carrying value, the trade name is considered to not be impaired. If the carrying value exceeds the estimated fair value, an impairment charge is recorded for the excess of the carrying value over the estimated fair value of the trade name. In addition to testing goodwill and our trade name for impairment, we test the intangible contract rights for impairment during the fourth quarter of each year, or more frequently if events or circumstances indicate the asset might be impaired. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. We analyze the current and projected property values, condition of the properties and status of mortgage loans payable, to determine if there are certain properties for which receipt of disposition fees are improbable. If we determine that certain disposition fees are improbable, we record an impairment charge for such contract rights.

Revenue Recognition

Management Services

Management fees are recognized at the time the related services have been performed by us, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse us for certain expenses that are incurred on behalf of the owner, which are comprised primarily of on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract are recognized as revenue by us in the same period as the related expenses are incurred. In certain instances, we subcontract property management services to independent property managers, in which case we pass a portion of their property management fee on to the subcontractor, and we retain the balance. Accordingly, we record these fees net of the amounts paid to our subcontractors.

Transaction Services

Real estate commissions are recognized when earned, which is typically the close of escrow. Receipt of payment occurs at the point at which all of our services have been performed, and title to real property has passed from seller to buyer, if applicable. Real estate leasing commissions are recognized upon execution of appropriate lease and commission agreements and receipt of full or partial payment, and, when payable upon certain events such as tenant occupancy or rent commencement, upon occurrence of such events. All other commissions and fees are recognized at the time the related services have been performed and delivered by us to the client, unless future contingencies exist.

Investment Management

We earn fees associated with our transactions by structuring, negotiating and closing acquisitions of real estate properties for our REIT. Such fees include acquisition fees for locating and acquiring the property on behalf of our REIT. We account for acquisition fees in accordance with the requirements of the ASC Topic 970, Real Estate — General Topic, (“Real Estate — General Topic”) and ASC Topic 976, Real Estate — Retail Land (“Real Estate — Retail Land Topic”). In general, we record the acquisition fees upon the close of sale to the buyer if the buyer is independent of the seller, collection of the sales price, including the acquisition fees, is reasonably assured, and we are not responsible for supporting operations of the property. We earn disposition fees for disposing of the property on behalf of the REIT. We recognize the disposition fee when the sale of the property closes.

We earn asset and property management fees primarily for managing the operations of real estate properties owned by the REITs we sponsor. Such fees are based on pre-established formulas and contractual arrangements and are earned as such services are performed. We are entitled to receive reimbursement for

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. We are also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through our dealer-manager, we facilitate capital raising transactions for our sponsored programs. Our wholesale dealer-manager services are comprised of raising capital for our programs through our selling broker-dealer relationships. Most of the commissions, fees and allowances earned for our dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and we retain the balance. Accordingly, we record these fees net of the amounts paid to our selling broker-dealer relationships.

Investment Management — Daymark

We earn transaction fees associated with structuring, negotiating and closing acquisitions of real estate properties for third-party investors in our TIC and other investment programs. Such fees include acquisition fees for locating and acquiring the property on behalf of our various TIC investors and sponsored real estate funds. We account for acquisition and loan fees in accordance with the requirements of the Real Estate — General Topic and Real Estate — Retail Land Topic. In general, we record the acquisition and loan fees upon the close of sale to the buyer if the buyer is independent of the seller, collection of the sales price, including the acquisition fees and loan fees, is reasonably assured, and we are not responsible for supporting operations of the property. Organizational marketing expense allowance (“OMEA”) fees are earned and recognized from gross proceeds of equity raised in connection with TIC offerings and are used to pay formation costs, as well as organizational and marketing costs. When we do not meet the criteria for revenue recognition under the Real Estate — General Topic and the Real Estate — Retail Land Topic, revenue is deferred until revenue can be reasonably estimated or until we defer revenue up to our maximum exposure to loss. We earn disposition fees for disposing of the property on behalf of the investment fund or TIC program. We recognize the disposition fee when the sale of the property closes. In certain circumstances, we are entitled to loan advisory fees for arranging financing related to properties under management.

We earn asset and property management fees primarily for managing the operations of real estate properties owned by the real estate programs and TIC programs we sponsor. Such fees are based on pre-established formulas and contractual arrangements and are earned as such services are performed. We are entitled to receive reimbursement for expenses associated with managing the properties; these expenses include salaries for property managers and other personnel providing services to the property. Each property in our TIC programs may also be charged an accounting fee for costs associated with preparing financial reports. We are also entitled to leasing commissions when a new tenant is secured and upon tenant renewals. Leasing commissions are recognized upon execution of leases.

Through our dealer-manager, we facilitate capital raising transactions for our sponsored programs. Our wholesale dealer-manager services are comprised of raising capital for our programs through our selling broker-dealer relationships. Most of the commissions, fees and allowances earned for our dealer-manager services are passed on to the selling broker-dealers as commissions and to cover offering expenses, and we retain the balance. Accordingly, we record these fees net of the amounts paid to our selling broker-dealer relationships.

Professional Service Contracts — We hold multi-year service contracts with certain key transaction professionals for which cash payments were made to the professionals upon signing, the costs of which are being amortized over the lives of the respective contracts, which are generally two to five years. Amortization expense relating to these contracts of approximately $7.2 million, $7.9 million and $9.2 million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in compensation costs in our consolidated statement of operations.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — ASC Topic 825, Financial Instruments, (“Financial Instruments Topic”), requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. The Financial Instruments Topic defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each reporting period based on unobservable assumptions categorized in Level 3 of the hierarchy, including available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

The fair value of our mortgage notes, notes payable, senior notes, convertible notes and preferred stock is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2010, the fair values of our mortgage notes, notes payable, senior notes, convertible notes and preferred stock were calculated to be approximately $59.6 million, $0.7 million, $16.1 million, $28.8 million (which includes an unamortized debt discount of $1.4 million) and $91.8 million, respectively, compared to the carrying values of $70.0 million, $0.9 million, $16.3 million, $30.1 million and $90.1 million, respectively. As of December 31, 2009, the fair values of our mortgage notes, senior notes and preferred stock were approximately $94.5 million, $15.8 million and $94.6 million, respectively, compared to the carrying values of $107.0 million, $16.3 million and $90.1 million, respectively. The amounts recorded for accounts receivable, notes receivable, advances and accounts payable and accrued liabilities approximate fair value due to their short-term nature.

Fair Value Measurements — Effective January 1, 2008, we adopted the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, (“Fair Value Measurements and Disclosures Topic”). The Fair Value Measurements and Disclosures Topic defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Fair Value Measurements and Disclosures Topic applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

The Fair Value Measurements and Disclosures Topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Fair Value Measurements and Disclosures Topic establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs are the highest priority and are quoted prices in active markets for identical assets or liabilities Level 2 inputs reflect other than quoted prices included in Level 1 that are observable directly or through corroboration with observable market data. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The following table presents changes in financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the year ended December 31, 2010:

		Quoted Prices in
		Active Markets	Significant Other	Significant	Total
		for Identical	Observable	Unobservable	Impairment
	December 31,	Assets	Inputs	Inputs	Losses Incurred
(In thousands)	2010	Level 1	Level 2	Level 3	in 2010

Assets
Investments in marketable equity securities	$2,849	$2,849	$—	$—	$—
Properties held for investment	$45,572	$—	$—	$45,572	$—
Investments in unconsolidated entities	$5,178	$—	$—	$5,178	$(646)
Life insurance contracts	$1,062	$—	$1,062	$—	$—

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents changes in financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the year ended December 31, 2009:

		Quoted Prices in
		Active Markets	Significant Other	Significant	Total
		for Identical	Observable	Unobservable	Impairment
	December 31,	Assets	Inputs	Inputs	Losses Incurred
(In thousands)	2009	Level 1	Level 2	Level 3	in 2009

Assets
Investments in marketable equity securities	$690	$690	$—	$—	$—
Properties held for sale	$36,416			$36,416	$(2,067)
Properties held for investment	$45,773	$—	$—	$45,773	$(4,983)
Investments in unconsolidated entities	$3,783	$—	$—	$3,783	$(3,201)
Life insurance contracts	$1,044	$—	$1,044	$—	$—

Share-based Compensation — Effective January 1, 2006, we adopted the requirements of ASC Topic 718, Compensation — Stock Compensation (“Stock Compensation Topic”) under the modified prospective transition method. The Topic requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period. For an award that has a graded vesting schedule, we recognize share-based compensation expense on a straight-line basis over the requisite service period for the entire award.

(Loss) earnings per share — We apply the two-class method when computing our (loss) earnings per share as required by ASC Topic 260, Earnings Per Share (“Earnings Per Share Topic”), which requires the net income per share for each class of stock (common stock and convertible preferred stock) to be calculated assuming 100% of our net income is distributed as dividends to each class of stock based on their contractual rights. To the extent we have undistributed earnings in any calendar quarter, we will follow the two-class method of computing earnings per share. Basic (loss) earnings per share is computed by dividing net (loss) income attributable to common shareowners by the weighted average number of common shares outstanding during each period. The computation of diluted (loss) earnings per share further assumes the dilutive effect of stock options, stock warrants and contingently issuable shares. Contingently issuable shares represent non-vested stock awards and unvested stock fund units in the deferred compensation plan. In accordance with the requirements of the Earnings Per Share Topic, these shares are included in the dilutive earnings per share calculation under the treasury stock method, unless the effect of inclusion would be anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable. We currently maintain substantially all of our cash with several major financial institutions. We have cash in financial institutions which are insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2010, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographic dispersion.

Accrued Claims and Settlements — We maintain partially self-insured and deductible programs for errors and omissions, general liability, workers’ compensation and certain employee health care costs. Reserves for all such programs are included in accrued claims and settlements and compensation and employee benefits

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable, as appropriate. Reserves are based on the aggregate of the liability for reported claims and an actuarially-based estimate of incurred but not reported claims.

Guarantees — We account for our guarantees in accordance with the requirements of ASC Topic 460, Guarantees (“Guarantees Topic”). The Guarantees Topic elaborates on the disclosures to be made by the guarantor in our interim and annual financial statements about our obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management evaluates these guarantees to determine if the guarantee meets the criteria required to record a liability.

Income Taxes — Income taxes are accounted for under the asset and liability method in accordance with the requirements of ASC Topic 740, Income Taxes (“Income Taxes Topic”). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the years ended December 31, 2010 and 2009, we recorded a valuation allowance of $24.8 million and $30.5 million, respectively. The Income Taxes Topic further requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that we believe will be realized in future periods. While we believe the resulting tax balances as of December 31, 2010 and 2009 are appropriately accounted for in accordance with the Income Taxes Topic, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 25 for further information regarding income taxes.

Comprehensive (Loss) Income — Pursuant to the requirements of ASC Topic 220, Comprehensive Income (“Comprehensive Income Topic”), we have included a calculation of comprehensive (loss) income in our accompanying consolidated statements of shareowners’ equity for the years ended December 31, 2010, 2009 and 2008. Comprehensive (loss) income includes net (loss) income adjusted for certain revenues, expenses, gains and losses that are excluded from net (loss) income.

Segment Disclosure — We divide our services into segments in accordance with the requirements of ASC Topic 280, Segment Reporting (“Segment Reporting Topic”). In the fourth quarter of 2010, we added a fourth reporting segment with the creation of Daymark Realty Advisors, Inc. (“Daymark”) to manage our legacy tenant-in-common (“TIC”) portfolio. Our four business segments are as follows: (1) Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for corporate occupier and real estate investor clients (2) Transaction Services, which comprises our real estate brokerage, valuation and appraisal operations; (3) Investment Management, which encompasses acquisition, financing, disposition and asset management services for our investment programs and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for its real estate investment trust (“REIT”) and other investment programs; and (4) Daymark, which includes our legacy TIC business.

Derivative Instruments and Hedging Activities — We apply the requirements of ASC Topic 815, Derivatives and Hedging (“Derivatives and Hedging Topic”). The Derivatives and Hedging Topic requires

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, while changes in that fair value may increase or decrease reported net (loss) income or shareowners’ equity, depending on interest rate levels and computed “effectiveness” of the derivatives, as that term is defined by the requirements of the Derivatives and Hedging Topic, but will have no effect on cash flows. We do not have any derivative instruments as of December 31, 2010 and 2009. As of December 31, 2008, our derivatives consisted solely of four interest rate cap agreements with third parties, which were executed in relation to our credit agreement or notes payable obligations. These cap agreements were accounted for as ineffective cash flow hedges as of December 31, 2008.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued an amendment to the requirements of the Consolidation Topic, which amends the consolidation guidance applicable to VIEs. The amendments to the overall consolidation guidance affect all entities currently defined as VIEs, as well as qualifying special-purpose entities that are currently excluded from the definition of VIEs by the Consolidation Topic. Specifically, an enterprise will need to reconsider its conclusion regarding whether an entity is a VIE, whether the enterprise is the VIE’s primary beneficiary and what type of financial statement disclosures are required. The requirements of the amended Topic are effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. We adopted this amendment to the requirements of the Consolidation Topic on January 1, 2010 and as a result, consolidated four VIEs and deconsolidated one VIE as of January 1, 2010. See Note 7 for further information.

In January 2010, the FASB issued Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted ASU 2010-06 on January 1, 2010, which only applies to our disclosures on the fair value of financial instruments. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 2, Summary of Significant Accounting Policies, above.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules, or ASU 2010-21. ASU 2010-21 updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The changes affect provisions relating to consolidation and reporting requirements under conditions of majority and minority ownership positions and ownership by both controlling and noncontrolling entities. The amendments also deal with redeemable and non-redeemable preferred stocks and convertible preferred stocks. We adopted ASU 2010-21 upon issuance in August 2010. The adoption of ASU 2010-21 did not have a material impact on our consolidated financial statements.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics — Technical Corrections to SEC Paragraphs, or ASU 2010-22. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletin, or SAB, 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, business combinations prior to an initial public offering, accounting for divestitures, and accounting for oil and gas exchange offers. We adopted ASU 2010-22 upon issuance in August 2010. The adoption of ASU 2010-22 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), or ASU 2010-29. ASU 2010-29 amends the Business Combinations Topic to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

3.	MARKETABLE SECURITIES

We apply the provisions of the Fair Value Measurements and Disclosures Topic to our financial assets recorded at fair value, which consists of available-for-sale marketable securities. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets are used by us to estimate the fair value of our available-for-sale marketable securities.

The historical cost and estimated fair value of the available-for-sale marketable securities held by us are as follows:

	As of December 31, 2010				As of December 31, 2009
		Gross		Fair				Fair
	Historical	Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)

Equity securities	$998	$148	$—	$1,146	$543	$—	$—	$543

There were no sales of equity securities, or other than temporary impairments recorded, for the years ended December 31, 2010 and 2009. Sales of marketable equity securities resulted in realized losses of approximately $1.8 million during 2008, of which we recognized $1.6 million of these losses during the second quarter, prior to the sale of all the securities, as we believed that the decline in the value of these securities was other than temporary.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Limited Partnerships

We served as general partner and investment advisor, through our 51.0% ownership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”), to one limited partnership and as investment advisor to three mutual funds as of December 31, 2010 and 2009. As of December 31, 2010 and 2009, the limited partnership, Grubb & Ellis AGA Real Estate Investment Fund LP, is required to be consolidated in accordance with the Consolidation Topic. In addition, as of December 31, 2010, one mutual fund, Grubb & Ellis AGA International Realty Fund, is required to be consolidated in accordance with the requirements of the Consolidation Topic.

For the years ended December 31, 2010, 2009 and 2008, Alesco had investment income (loss) of approximately $0.2 million, $0.6 million and $(4.6) million, respectively. The investment income (loss) is related to the limited partnership and mutual funds and is reflected in other income and offset in noncontrolling interest in loss of consolidated entities on the statement of operations. As of December 31, 2010 and 2009, the consolidated limited partnership and mutual fund had assets of approximately $1.7 million and $0.1 million, respectively, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.

The following table reflects trading securities owned by limited partnership and the mutual fund which we consolidate. The original cost, estimated market value and gross unrealized gains and losses of equity securities are presented in the tables below:

	As of December 31, 2010				As of December 31, 2009
		Gross		Fair				Fair
	Historical	Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Equity securities	$1,507	$218	$(22)	$1,703	$170	$—	$(23)	$147

	For The Year Ended				For The Year Ended
	December 31, 2010				December 31, 2009
		Realized	Unrealized			Realized	Unrealized
	Investment	Gains	Gains		Investment	Gains	Gains
(In thousands)	Income	(Losses)	(Losses)	Total	Income	(Losses)	(Losses)	Total

Equity securities	$53	$171	$9	$233	$206	$(191)	$651	$666
Less investment expenses	(30)	—	—	(30)	(26)	—	—	(26)

	$23	$171	$9	$203	$180	$(191)	$651	$640

	For The Year Ended
	December 31, 2008
		Realized	Unrealized
	Investment	Gains	Gains
(In thousands)	Income	(Losses)	(Losses)	Total

Equity securities	$307	$(5,454)	$841	$(4,306)
Less investment expenses	(283)	—	—	(283)
	$24	$(5,454)	$841	$(4,589)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	RELATED PARTIES

Related party balances are summarized below:

Accounts Receivable

Accounts receivable from related parties consisted of the following:

	December 31,
	2010	2009
(In thousands)

Accrued property and asset management fees	$18,623	$21,564
Accrued lease commissions	4,850	7,449
Other accrued fees	2,392	2,200
Accounts receivable from sponsored REIT	2,741	3,696
Accrued real estate acquisition fees	—	697
Other receivables	432	110

Total	29,038	35,716
Allowance for uncollectible receivables	(12,860)	(10,990)

Accounts receivable from related parties — net	16,178	24,726
Less portion classified as current	(3,834)	(9,117)

Non-current portion	$12,344	$15,609

Notes and Advances to Related Parties

We make advances to affiliated real estate entities under management in the normal course of business. Such advances are uncollateralized, have payment terms of one year or less unless extended by us, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

	December 31,
	2010	2009
(In thousands)

Notes and advances to related parties	$23,569	$28,302
Allowance for uncollectible advances	(11,294)	(12,676)

Notes and advances to related parties — net	12,275	15,626
Less portion classified as current	(4,004)	(1,019)

Non-current portion	$8,271	$14,607

Notes and advances to related parties as of December 31, 2010 includes $8.0 million advanced by a VIE that was consolidated as of January 1, 2010 pursuant to an amendment to the requirements of the Consolidation Topic which was effective as of January 1, 2010.

In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of December 31, 2010, the future funding commitments under the guarantee totaled approximately $2.0 million.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Receivable

Included in notes and advances to related parties as of December 31, 2009 is a note receivable from Grubb & Ellis Apartment REIT, Inc. (“Apartment REIT”) of $9.1 million. The note had an interest rate of 4.5% per annum, a default interest rate of 2.0% in excess of the interest rate then in effect, and a maturity date of January 1, 2011. The interest rate payable under the note was subject to a one-time adjustment to a maximum rate of 6.0% per annum on July 1, 2010. The interest rate was not adjusted on July 1, 2010 and remained at 4.5% per annum.

On August 11, 2010, we executed the Amended Consolidated Promissory Note with Apartment REIT. The material terms of the Amended Consolidated Promissory Note extended the maturity date from January 1, 2011 to July 17, 2012, and fixed the interest rate at 4.5% per annum and the default interest rate at 6.5% per annum.

On November 1, 2010, we terminated our advisory and dealer-manager relationship with Apartment REIT. In February 2011 we sold the note receivable from Apartment REIT with a remaining principal balance of $7.75 million to a third party for $6.1 million in net proceeds. We recognized an impairment charge of $1.6 million during the fourth quarter of 2010 to write down the note receivable to its fair market value of $6.1 million as of December 31, 2010, which is included in Notes Receivable, net.

5.	SERVICE FEES RECEIVABLE, NET

Service fees receivable consisted of the following:

	December 31,
	2010	2009
(In thousands)

Management services fees receivable	$21,740	$14,729
Transaction services fees receivable	10,451	11,436
Investment management fees receivable	2,461	5,275
Allowance for uncollectible accounts	(3,424)	(751)

Total	31,228	30,689
Less portion classified as current	(31,048)	(30,293)

Non-current portion (included in other assets)	$180	$396

6.	PROFESSIONAL SERVICE CONTRACTS

As part of the transaction services business, we have entered into service contracts with various employee real estate brokers. These service contracts generally have terms ranging from 12 to 60 months. We recorded assets, net of amortization, of approximately $9.2 million and $10.9 million related to these contracts as of December 31, 2010 and 2009, respectively. In addition, we have approximately $2.4 million of additional commitments and expect to incur amortization expense of approximately $5.8 million, $2.9 million, $1.8 million, $0.8 million and $0.3 million related to these contracts during the years ended 2011, 2012, 2013, 2014 and 2015, respectively.

7.	VARIABLE INTEREST ENTITIES

The determination of the appropriate accounting method with respect to our VIEs, including joint ventures, is based on the requirements of the Consolidation Topic. We consolidate any VIE for which we are the primary beneficiary. In accordance with the requirements of the Consolidation Topic, we analyze our variable interests, including equity investments, guarantees, management agreements and advances, to determine if an

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity in which we have a variable interest, is a VIE. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the estimated future cash flows of the entity, and our qualitative analysis on the design of the entity, our organizational structure including decision-making ability and relevant financial agreements.

Pursuant to the requirements of the Consolidation Topic that existed prior to January 1, 2010, we consolidated VIEs if we determined we were the primary beneficiary of the VIE. We were deemed to be the primary beneficiary of the VIE if we were to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. However, under the requirements that exist subsequent to January 1, 2010, we are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest. Our variable interest provides us with a controlling financial interest if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. There is subjectivity around the determination of power and which activities of the VIE most significantly impact the entity’s economic performance. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIEs primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of our VIEs.

Our Daymark segment is a sponsor of TIC programs and related formation LLCs. As of December 31, 2010, we had investments in 12 LLCs that are VIEs in which we are the primary beneficiary. This includes an additional three LLCs that were consolidated as of January 1, 2010 pursuant to an amendment to the requirements of the Consolidation Topic, two LLCs that were consolidated in the second and third quarters of 2010 as a result of equity investments we made in the LLC during the second and third quarters of 2010. These LLCs hold interests in our TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2010 was $5.0 million and $14,000 respectively. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2009 was $2.3 million and $25,000, respectively. The assets of these LLCs are only used to settle the liabilities associated with these LLCs. In addition, these consolidated VIEs are joint and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments totaling $405.3 million and $277.0 million as of December 31, 2010 and 2009, respectively. This non-recourse mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the requirements of ASC Topic 860, Transfers and Servicing, (“Transfers and Servicing Topic”) for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of our investments.

We are also a sponsor of an LLC that was formed for the primary purpose of providing mezzanine financing to entities acquiring, investing in, holding, developing, managing, operating, selling, selling undivided interests in, or owning direct and indirect interests in real estate. The LLC provides capital to TIC programs in the form of advances. We have guaranteed the collectability of certain advances this LLC has made to various TIC programs which we have determined represents a variable interest in the LLC. As of December 31, 2010, the future funding commitments totaled approximately $2.0 million. In accordance with the requirements of the amendment to the Consolidation Topic, we determined that we are the primary beneficiary of this LLC, which is a VIE, and consolidated this LLC as of January 1, 2010. The carrying value of the assets and liabilities associated with this LLC as of December 31, 2010 were $8.2 million and $0, respectively. The assets of the LLC are only used to settle the liabilities associated with the LLC.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a 51.0% equity interest in an LLC that serves as an investment advisor to a limited partnership and mutual fund programs. This LLC is a VIE in which we are the primary beneficiary. The carrying value of the assets and liabilities associated with this VIE as of December 31, 2010 was $1.9 million and $0.8 million, respectively. The carrying value of the assets and liabilities associated with this VIE as of December 31, 2009 was $0.4 million and $0.2 million, respectively. The assets of the LLC are only used to settle the liabilities associated with the LLC.

We have a 67.0% equity interest in an LLC that invests in and manages foreign entities. Further, this LLC has a 49.0% equity interest in an LLC that provides property management and facilities management services. These LLCs are VIEs in which we are the primary beneficiary. The carrying value of the assets and liabilities associated with these VIEs as of December 31, 2010 was $1.1 million and $0.9 million, respectively. The carrying value of the assets and liabilities associated with these VIEs as of December 31, 2009 was $1.3 million and $1.0 million, respectively. The assets of these LLCs are only used to settle the liabilities associated with these LLCs.

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

We advanced $3.6 million and $2.9 million during the years ended December 31, 2010 and 2009 to one of our consolidated VIEs to fund operations. In addition, we invested an additional $0.6 million in our unconsolidated VIE during the year ended December 31, 2010 to fund operations. We may provide additional financial support to our consolidated and unconsolidated VIEs in the future; however, we are not contractually required to do so.

If the interest in the entity is determined to not be a VIE under the requirements of the Consolidation Topic, then the entity is evaluated for consolidation under the requirements of the Real Estate — General Topic, as amended by the requirements of the Consolidation Topic.

As of December 31, 2010 and 2009, we had a number of entities that were determined to be VIEs that did not meet the consolidation requirements of the Consolidation Topic. The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was ($0.3) million and $0.3 million as of December 31, 2010 and 2009, respectively, and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. Our maximum exposure to loss as a result of our interests in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment or the outstanding deposits and advances to the unconsolidated VIE, future funding commitments and mortgage debt guarantees. There were no future funding commitments as of December 31, 2010 and 2009 related to these unconsolidated VIEs. In addition, as of December 31, 2010 and 2009, these unconsolidated VIEs are joint and severally liable on non-recourse mortgage debt totaling $0 and $93.3 million, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of our investment or outstanding deposits and advances. In

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluating the recovery of the TIC investment, we evaluated the likelihood that the lender would foreclose on the VIEs interest in the TIC to satisfy the obligation.

8.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

As of December 31, 2010 and 2009, we held investments in five joint ventures totaling $0.3 million and $0.4 million, respectively, which represent a range of 5.0% to 10.0% ownership interest in each property. In addition, pursuant to the requirements of the Consolidation Topic, we have consolidated seven LLCs with investments in unconsolidated entities totaling $2.1 million and $2.2 million as of December 31, 2010 and 2009, respectively. In addition, pursuant to the requirements of an amendment to the Consolidation Topic which were effective as of January 1, 2010, we have consolidated five LLCs which have investments in unconsolidated entities totaling $2.7 million as of December 31, 2010 and have deconsolidated a joint venture that was previously consolidated as of December 31, 2009. Accordingly, we now reflect an investment in such joint venture of $(0.3) million as of December 31, 2010. The remaining amounts within investments in unconsolidated entities of $0.4 million and $1.2 million as of December 31, 2010 and 2009, respectively, are related to various LLCs, which represent ownership interests in each property of less than 1.0% and are accounted for under the cost method of accounting.

As of December 31, 2007, we had a $4.1 million investment in GERA. On April 14, 2008, the shareowners of GERA approved the dissolution and plan of liquidation of GERA. As a consequence, we wrote off our investment in GERA and other advances to that entity in the first quarter of 2008 and recognized a loss of approximately $5.8 million which is recorded in equity in losses on the consolidated statement of operations and is comprised of $4.5 million related to stock and warrant purchases and $1.3 million related to operating advances and third party costs, which included an unrealized loss previously reflected in accumulated other comprehensive loss.

9.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property and equipment consisted of the following:

		December 31,
	Useful Life	2010	2009
(In thousands)

Computer equipment	3-5 years	$32,350	$30,155
Capital leases	1-5 years	3,818	3,836
Furniture and fixtures	7 years	25,897	26,006
Leasehold improvements	1-5 years	8,482	8,921

Total		70,547	68,918
Accumulated depreciation and amortization		(59,054)	(55,784)

Property and equipment — net		$11,493	$13,134

We recognized $4.9 million, $5.9 million and $6.8 million of depreciation expense for the years ended December 31, 2010, 2009 and 2008, respectively.

10.	BUSINESS COMBINATIONS AND GOODWILL

Merger of Grubb & Ellis Company with NNN

On December 7, 2007, we effected the Merger with NNN, a real estate asset management company and sponsor of TIC programs as well as a sponsor of non-traded REITs and other investment programs. As a result of the Merger, approximately $110.9 million was recorded to goodwill as of December 31, 2008, which was subsequently written off as an impairment charge during the year ended December 31, 2008.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

	Transaction	Management	Investment	Goodwill
	Services	Services	Management	Unassigned(1)	Total
(In thousands)

Balance as of December 31, 2007	$—	$—	$61,810	$107,507	$169,317

Goodwill assigned	41,098	6,902	59,507	(107,507)	—
Goodwill acquired	1,533	98	1,724	—	3,355
Impairment charge off	(42,631)	(7,000)	(123,041)	—	(172,672)

Balance as of December 31, 2008	$—	$—	$—	$—	$—
Balance as of December 31, 2009	$—	$—	$—	$—	$—
Goodwill acquired	1,406	115	—	—	1,521

Balance as of December 31, 2010	$1,406	$115	$—	$—	$1,521

(1)	The fair values of the assets and liabilities recorded on the date of acquisition related to the Merger were preliminary and subject to refinement as additional valuation information was received. The goodwill recorded in connection with the acquisition was assigned to the individual reporting units pursuant to the requirements of the Intangibles — Goodwill and Other Topic during the year ended December 31, 2008. As of December 31, 2010, approximately $5.9 million of goodwill is expected to be deductible for tax purposes.

During the fourth quarter of 2008, we identified the uncertainty surrounding the global economy and the volatility of our market capitalization as goodwill impairment indicators. Our goodwill impairment analysis resulted in the recognition of an impairment charge of approximately $172.7 million during the year ended December 31, 2008.

Business Acquisitions

In March 2010 and November 2010, we acquired regional commercial real estate services companies for $1.0 million and $1.8 million, respectively. In December 2010, we acquired a regional appraisal and valuation company for $0.7 million. In July 2010, we purchased 60% of the outstanding membership interests in a regional commercial real estate services company for $2.0 million. We previously owned a 40% interest in such company and following the completion of the transaction, we became the owner of 100% of the membership interests. In accordance with the requirements of the Business Combinations Topic, we remeasured our previously held 40% interest at our acquisition date fair value of $0.7 million and recognized the resulting $0.5 million gain in earnings during the third quarter of 2010, which is included in other income on the statement of operations. In remeasuring the acquisition date fair value of our previously held interest, we measured the fair value of the tangible and identified intangible assets acquired and liabilities assumed. The fair value of the tangible assets acquired and liabilities assumed were generally based on the book value of such assets and liabilities due to their short term-nature. The fair value of the identified intangible assets acquired (customer relationships and customer backlog) was based on the present value of projected future earnings associated with clients transacting business with the office we acquired.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date as follows (in thousands):

Cash	$250
Accounts receivable	1,757
Prepaid expenses and other assets	(247)
Property and equipment	256
Indentified intangible assets	4,070
Goodwill	1,521
Accounts payable and accrued expenses	(1,629)
Gain on remeasurement of previously held interest	(454)

Total purchase price	$5,524

Pro forma financial information has not been included as it is immaterial.

11.	IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

		December 31,
(In thousands)	Useful Life	2010	2009

Non-amortizing intangible assets:
Trade name	Indefinite	$64,100	$64,100
Amortizing intangible assets:
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	8,628	11,186
Affiliate agreements	20 years	10,600	10,600
Customer relationships	5 to 7 years	8,725	5,400
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	746	—
Other contract rights	5 to 7 years	953	1,164
Non-compete and employment agreements	3 to 4 years	97	97

		35,949	34,647
Accumulated amortization		(15,227)	(11,387)

Other identified intangible assets, net		20,722	23,260

Identified intangible assets of property held for investment:
In place leases and tenant relationships	1 to 104 months	7,091	7,091
Above market leases	1 to 92 months	2,364	2,364

		9,455	9,455
Accumulated amortization		(6,181)	(4,932)

Identified intangible assets of property held for investment, net		3,274	4,523

Total identified intangible assets, net		$88,096	$91,883

Amortization expense for intangible contract rights is charged as a reduction to Investment Management — Daymark revenue in the applicable period. The amortization of the contract rights for intangible assets will be applied based on the net relative value of disposition fees realized when the properties are sold. Amortization expense recorded for the contract rights was $0.3 million and $1.2 million for the years

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2009 and 2008, respectively. No amortization expense for the contract rights was recorded during the year ended December 31, 2010. Intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees was improbable. As a result, we recorded an impairment charge of approximately $2.8 million, $0.7 million and $8.6 million related to the impaired intangible contract rights during 2010, 2009 and 2008, respectively. Amortization expense recorded for the remaining identified intangible assets was approximately $3.8 million, $3.2 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.

Amortization expense recorded for the in place leases and tenant relationships was approximately $0.9 million, $0.5 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.

Amortization expense recorded for the above market leases was approximately $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense is charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.

also analyzed our trade name for impairment pursuant to the requirements of the Intangibles — Goodwill and Other Topic and determined that the trade name was not impaired as of December 31, 2010, 2009 and 2008. Accordingly, no impairment charge was recorded related to the trade name during the years ended December 31, 2010, 2009 and 2008.

Amortization expense for the other identified intangible assets, which excludes the non-amortizing trade name asset and non date-certain amortizing contract rights, for each of the next five years ended December 31 is as follows:

(In
thousands)

2011	$4,973
2012	2,756
2013	2,308
2014	2,220
2015	1,370
Thereafter	6,442

$20,069

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2010	2009
(In thousands)

Accrued liabilities	$12,313	$11,744
Salaries and related costs	23,817	14,592
Accounts payable	18,437	17,382
Broker commissions	10,519	8,807
Bonuses	8,951	7,797
Property management fees and commissions due to third parties	3,351	2,063

Total	$77,388	$62,385

13.	CONVERTIBLE NOTES

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

We received net proceeds from the Offering of approximately $29.4 million after deducting offering expenses. We used the net proceeds from the Offering to fund growth initiatives, short-term working capital and for general corporate purposes.

Holders of the Convertible Notes may convert notes into shares of our common stock at the initial conversion rate of 445.583 shares per $1,000 principal amount of the Convertible Notes (equal to a conversion price of approximately $2.24 per share of our common stock), subject to adjustment in certain events (but not for accrued interest) at any time prior to the close of business on the scheduled trading day before the stated maturity date. In addition, following certain corporate transactions, we will increase the conversion rate for a holder who elects to convert in connection with such corporate transaction by a number of additional shares of our common stock as set forth in the indenture. As of December 31, 2010, the maximum number of shares of common stock that could be required to be issued upon conversion of the Convertible Notes was 14,035,865 shares of common stock.

No holder of the Convertible Notes will be entitled to acquire shares of common stock delivered upon conversion to the extent (but only to the extent) such receipt would cause such converting holder to become, directly or indirectly, a “beneficial owner” (within the meaning of Section 13(d) of the Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) of more than 14.99% of the shares of our common stock outstanding at such time.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 8, 2011, we commenced a consent solicitation to amend the indenture under which the Convertible Notes were issued to exclude our subsidiaries, Daymark and NNN Realty Advisors, Inc. (and each of their direct and indirect subsidiaries) from certain events of default under the Convertible Notes. The consent solicitation was initially scheduled to expire on March 21, 2011 and was extended by us on that date to March 25, 2011. We subsequently extended the expiration date of the consent solicitation a second time on March 25, 2011 to April 4, 2011. We offered a consent fee to holders of the Convertible Notes who consented to this amendment in the form of restricted shares of our common stock, subject to registration rights. Specifically, we initially offered a consent fee to consenting Note holders of approximately 36 restricted shares of common stock per each $1,000 principal amount of the Convertible Notes. In connection with the second extension of the consent solicitation, we increased the consent fee to an amount equal to 4% of the principal amount of the Convertible Notes held by the consenting holder divided by the closing price of the common stock on the expiration of the consent solicitation, but in no event greater than $.99 per share and in no event less than $.89 per share. In the event that we obtain the requisite consents, the restricted shares of common stock that we will issue to those holders of Convertible Notes who properly consent are subject to registration rights. Pursuant to a registration rights agreement, we have agreed to enter into with the consenting holders of Convertible Notes, we will promptly file a shelf registration statement registering the resale of the restricted stock with the Securities and Exchange Commission (the “Commission”), and will use commercially reasonable efforts to cause the shelf registration statement to become effective within 30 days after the date the shelf registration statement is filed (or within 75 days of the date the shelf registration statement is filed if the registration statement is reviewed by the Commission). We will use its commercially reasonable efforts to keep the shelf registration statement effective until the earlier to occur of: (x) the date all of the restricted shares of common stock have been sold pursuant to the shelf registration statement, (y) the one-year anniversary of the latest issue date of restricted shares of common stock, and (z) the date all restricted shares of common stock have been sold pursuant to Rule 144. If we default on our registration obligations under the registration rights agreement, we will have to pay the holder cash in an amount that shall accrue at a rate of 2.0% per month on the average daily aggregate market value of the restricted stock issued as payment of the consent fee, determined daily by multiplying the amount of such Restricted Stock by $1.11 per share, until all such registration defaults are cured.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consisted of the following:

	December 31,
	2010	2009
(In thousands)

Note payable in connection with business acquisition in November 2010. Fixed interest rate of 4.0% per annum as of December 31, 2010. The note requires monthly principal and interest payments and matures in November 2012	$459	$—
Note payable in connection with business acquisition in December 2010. Fixed interest rate of 2.0% per annum as of December 31, 2010. The note requires monthly principal and interest payments and matures in December 2013	425	—
Capital lease obligations	746	1,694

Total	1,630	1,694
Less portion classified as current	(1,041)	(939)

Non-current portion	$589	$755

The future minimum payments due related to notes payable and capital lease obligations for each of the next three years ending December 31 and thereafter are summarized as follows:

(In thousands)

2011	1,041
2012	439
2013	150

$1,630

15.	MORTGAGE NOTE OF PROPERTY HELD FOR SALE

As of December 31, 2009, we had a $37.0 million mortgage loan payable to a financial institution collateralized by a real estate held for sale. The non-recourse note had a fixed interest rate of 6.32% per annum as of December 31, 2009 and a maturity date of August 1, 2014. The property was sold in December 2010 as further described in Note 19.

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

16.	MORTGAGE NOTE

As of December 31, 2010 and 2009, we had a $70.0 million mortgage loan payable to a financial institution collateralized by real estate held for investment. The note has a fixed interest rate of 6.29% per

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annum, matures in February 2017 and is non-recourse up to $60.0 million with a $10.0 million recourse guarantee. As of December 31, 2010, the note requires monthly interest-only payments.

17.	LINE OF CREDIT

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

18.	NNN SENIOR NOTES

From August 1, 2006 to January 2007, NNN Collateralized Senior Notes, LLC (the “NNN Senior Notes Program”), a wholly owned subsidiary of Daymark, issued $16.3 million of notes which mature on August 29, 2011 and bear interest at a rate of 8.75% per annum. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on the first day of the month occurring after issuance. The notes mature five years from the date of first issuance of any of such notes, with two one-year options to extend the maturity date of the notes at the Senior Notes Program’s option. The interest rate will increase to 9.25% per annum during any extension. The Senior Notes Program has the right to redeem the notes, in whole or in part, at: (1) 102.0% of their principal amount plus accrued interest any time after January 1, 2008; (2) 101.0% of their principal amount plus accrued interest any time after July 1, 2008; and (3) par value after January 1, 2009. The notes are the NNN Senior Notes Program’s senior obligations, ranking pari passu in right of payment with all other senior debt incurred and ranking senior to any subordinated debt it may incur. The notes are effectively subordinated to all present or future debt secured by real or personal property to the extent of the value of the collateral securing such debt. The notes are secured by a pledge of the NNN Senior Notes Program’s membership interest in NNN Series A Holdings, LLC, which is the Senior Notes Program’s wholly owned subsidiary for the sole purpose of making the investments. Each note is guaranteed by Grubb & Ellis Realty Investors, LLC (“GERI”). The guarantee is secured by a pledge of GERI membership interest in the NNN Senior Notes Program. The guarantee requires GERI to maintain at all times during the term the notes are outstanding a net worth of at least $0.5 million. As of December 31, 2010, GERI met the net worth requirement. Pursuant to the terms of the indenture underlying the NNN Senior Notes, we anticipate exercising our one year extension option prior to the maturity of the NNN Senior Notes in August 2011.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

A summary of the balance sheet information for properties held for sale is as follows:

December 31,
2009

(In thousands)
Restricted cash	$1,256
Properties held for sale	36,416
Identified intangible assets and other assets	4,370

Total assets	$42,042

Mortgage notes of properties held for sale	$37,000
Liabilities of properties held for sale	4,885

Total liabilities	$41,885

We had no properties held for sale as of December 31, 2010.

On December 30, 2010, we completed the sale of NNN/SOF Avallon LLC (“Avallon”) for $37.0 million. We recognized a gain on sale of $1.3 million. On June 3, 2009, we completed the sale of Danbury Corporate Center for $72.4 million. We recognized a loss on sale of $1.1 million. On December 29, 2009, GERA Abrams Centre LLC (“Abrams”) and GERA 6400 Shafer LLC (“Shafer”) modified the terms of its $42.5 million loan initially due on July 9, 2009. The amendment to the loan provided, among other things, for an extension of the term of the loan until March 31, 2010. In addition, the principal balance of the loan was reduced from $42.5 million to $11.0 million in connection with the transfer of the Shafer property to an affiliate of the lender for nominal consideration pursuant to a special warranty deed that was recorded on December 29, 2009. On March 31, 2010, the Abrams property was transferred from the borrower to an affiliate of the lender for nominal consideration pursuant to a special warranty deed recorded on March 31, 2010.

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

The net results of discontinued operations and the net gain (loss) on dispositions of properties sold during the years ended December 31, 2010 and 2009, in which we have no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. We will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the income (loss) and expense components — net of taxes that comprised discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

(In thousands)
Rental income	$7,333	$17,834	$32,427
Rental expense	(3,202)	(12,047)	(19,916)
Depreciation and amortization	(2,047)	(598)	(10,745)
Interest expense (including amortization of deferred financing costs)	(2,413)	(5,175)	(10,716)
Real estate related impairments	—	(8,678)	(54,714)
Tax benefit	118	3,398	24,790

Loss from discontinued operations — net of taxes	(211)	(5,266)	(38,874)
Gain on disposal of discontinued operations — net of taxes ($0.8 million, $4.8 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively)	1,273	7,442	357

Total income (loss) from discontinued operations	$1,062	$2,176	$(38,517)

20.	PREFERRED STOCK

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

Each share of Preferred Stock is convertible, at the holder’s option, into our common stock, par value $0.01 per share at a conversion rate of 60.606 shares of common stock for each share of Preferred Stock, which represents a conversion price of approximately $1.65 per share of common stock, a 10.0% premium to the closing price of the common stock on October 22, 2009. As of December 31, 2010, the maximum number of shares of common stock that could be required to be issued upon conversion of the Preferred Stock was 58,527,214 shares of common stock.

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If we fail to pay the quarterly Preferred Stock dividend in full for two consecutive quarters, the dividend rate will automatically be increased by 0.50% of the initial liquidation preference per share per quarter (up to a maximum amount of increase of 2% of the initial liquidation preference per share) until cumulative dividends have been paid in full. In addition, subject to certain limitations, in the event the dividends on the Preferred Stock are in arrears for six or more quarters, whether or not consecutive, holders representing a majority of the shares of Preferred Stock voting together as a class with holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable will be entitled to nominate and vote for the election of two additional directors to serve on the board of directors until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred or are exercisable have been paid or declared and a sum sufficient for payment has been set aside therefore.

Holders of Preferred Stock may require us to repurchase all, or a specified whole number, of their Preferred Stock upon the occurrence of a “Fundamental Change” (as defined in the Certificate of Designations) with respect to any Fundamental Change that occurs (i) prior to November 15, 2014, at a repurchase price equal to 110% of the sum of the initial liquidation preference plus accumulated but unpaid dividends, and (ii) from November 15, 2014 until prior to November 15, 2019, at a repurchase price equal to 100% of the sum of the initial liquidation preference plus accumulated but unpaid dividends. On or after November 15, 2014 we may, at our option, redeem the Preferred Stock, in whole or in part, by paying an amount equal to 110% of the sum of the initial liquidation preference per share plus any accrued and unpaid dividends to and including the date of redemption.

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

During the year ended December 31, 2010, the Board of Directors declared four quarterly dividends of $3.00 per share on our Preferred Stock, which were paid on March 31, 2010, June 30, 2010, September 30,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 and December 31, 2010. On March 21, 2011, the Board of Directors determined, as permitted, not to declare a dividend on our 12% Preferred Stock, for the quarter ending March 31, 2011.

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

21.	COMMITMENTS AND CONTINGENCIES

Operating Leases — We have non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which we act as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.

Rent expense under these operating leases was approximately $24.2 million, $24.1 million and $23.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2010, future minimum amounts payable under non-cancelable operating leases, net of future minimum rental income to be received under non-cancellable subleases, are as follows for the years ending December 31:

(In
thousands)

2011	$18,576
2012	17,039
2013	11,915
2014	7,701
2015	5,430
Thereafter	7,913

$68,574

Operating Leases — Other — We have served as a master lessee of seven multi-family residential properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, required minimum monthly payments averaging $795,000 over the 10-year period. On September 29, 2010, we were terminated as the master lessee on four of these multifamily properties and on December 31, 2010, we were terminated as the master lessee on one additional multifamily property. The two remaining master lease agreements expire in July and October 2015 and require minimum monthly payments averaging $382,000 over the remaining lease term. Rent expense under these operating leases was approximately $9.9 million, $9.2 million and $9.4 million, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, we are required to pay operating costs related to

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the operation, maintenance, management and security of the property. Operating costs under these operating leases was approximately $7.1 million, $7.4 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, rental related expense, based on contractual amounts due, is as follows for the years ending December 31:

Rental
Related
Expense
(In thousands)

2011	$4,585
2012	4,585
2013	4,585
2014	4,585
2015	2,883
Thereafter	—

$21,223

We sublease these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $13.5 million, $15.1 million and $16.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We were also a 50% joint venture partner of four multifamily residential properties in various locations under non-cancelable leases until December 31, 2010, when we sold our interest. The leases, which commenced in various months and expired from November 2014 through January 2015, required minimum monthly payments averaging $372,000 over the 10-year period. Master lease rent expense under these operating leases was approximately $4.5 million, $4.5 million and $4.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, we were required to pay operating costs related to the operation, maintenance, management and security of the property. Operating costs under these operating leases was approximately $4.4 million, $4.4 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We subleased these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $8.5 million, $8.9 million and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, we had recorded liabilities totaling $4.1 million related to such master lease arrangements, consisting of $2.0 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $2.1 million of additional loss reserves which were recorded through December 31, 2010.

TIC Program Exchange Provisions — Prior to the Merger, Triple Net Properties, LLC (now known as GERI) entered into agreements providing certain investors the right to exchange their investments in certain TIC programs for investments in a different TIC program or in substitute replacement properties. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In the fourth quarter of 2010, GERI was released from certain obligations relating to $6.2 million in initial investments. In addition, we were released from certain obligations totaling $2.0 million as a result of the sale of a TIC program’s property during the year ended December 31, 2010. In July 2009, we received notice on behalf of certain investors stating their intent to exercise rights under one of those agreements with respect to an initial investment totaling $4.5 million. Subsequently, in February 2011, an action was filed in the Superior Court of Orange County, California on behalf of those same investors against GERI alleging breach of contract and breach of the implied covenant of good faith and fair dealing,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and seeking declaratory relief of $26.5 million with respect to initial cash investments totaling $22.3 million, which is inclusive of the $4.5 million for which we received the notice in July 2009. While the outcome of that action is uncertain, GERI will vigorously defend those claims.

We deferred revenues relating to these agreements of $0.2 million, $0.3 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additional losses of $0.6 million, $4.7 million and $14.3 million related to these agreements were incurred during the years ended December 31, 2010, 2009 and 2008, respectively, to record a liability underlying the agreements with investors. In addition, during the year ended December 31, 2010, we reduced an obligation of $3.2 million related to our release from certain obligations in the fourth quarter of 2010. As of December 31, 2010 we had recorded liabilities totaling $20.2 million related to such agreements, which is included in other current liabilities, consisting of $3.9 million of cumulative deferred revenues and $16.3 million of additional losses related to these agreements. In addition, we are joint and severally liable on the non-recourse mortgage debt related to these TIC programs totaling $276.1 million and $277.0 million as of December 31, 2010 and 2009, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third-party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recoverability of our investment in the TIC program.

Capital Lease Obligations — We lease computers, copiers, and postage equipment that are accounted for as capital leases (See Note 14 for additional information).

Claims and Lawsuits — We and our Daymark affiliate have been named as defendants in multiple lawsuits relating to certain of its investment management offerings, in particular its tenant-in-common programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by our existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.

Met Center 10 — GERI has been involved in multiple legal proceedings, including an action pending in state court in Austin, Texas (the “Met 10 Texas Action”), and an arbitration proceeding being conducted in California (the “Met 10 Arbitration”). In the Met 10 Texas Action, GERI and an affiliate are pursuing claims against the developers and sellers of the property and other defendants to recover damages arising from undisclosed ground movement. The outcome of that proceeding, and the damages, if any, that GERI and its affiliate will recover, are uncertain. In the Met 10 Arbitration, TIC investors are asserting, among other things, that GERI should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Met 10 Arbitration has been bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. The second phase of the Met 10 Arbitration involves the TICs’ claims for damages. The hearing will be conducted in June 2011, and will result in the arbitrator’s determination of whether the TICs have proven any of their claims, and what damages, if any, should be awarded against GERI. GERI is vigorously defending those claims. GERI has tendered this matter to its insurance carriers for indemnity, and will vigorously pursue coverage. While the outcome of the second phase of the Met 10 Arbitration is uncertain, an adverse determination by the arbitrator could result in a material and adverse effect to us.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mandel — GERI is a defendant in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al, Case No. 00449598. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in tenant in common investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. The plaintiffs are seeking damages, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.

Britannia II Office Park — The Company and various Daymark subsidiaries are defendants in an action filed on or about July 22, 2010 in Superior Court of Alameda County, California captioned NNN Britannia Business Center II — 17, LLC, et al. v. Grubb & Ellis Company, et al., Case No. RG10-527282. Plaintiffs allegedly invested more than $14 million for tenant in common interests in a commercial real estate project in Pleasanton, California, known as Britannia Business Center II, which ultimately was foreclosed upon. Plaintiffs claim that they were induced to invest with misrepresentations concerning the financial projections and risks for the project, and allege various mismanagement claims. Plaintiffs’ have asserted claims of negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, and violations of California Corporations Code sections 25401 and 25504. Plaintiffs seek compensatory and exemplary damages in an unspecified amount, along with costs and attorneys’ fees. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.

Durham Office Park — The Company and various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al., Case No. 10 CVS 4392. Plaintiffs allegedly invested more than $11 million for tenant in common interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.

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

Guarantees — Historically our investment management subsidiaries provided non-recourse carve-out guarantees or indemnities with respect to loans for properties now under the management of Daymark (including properties we own). As of December 31, 2010, there were 133 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.3 billion. As of December 31, 2009, there were 146 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.6 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.8 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments as further described in Note 7.

Our guarantees consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

(In thousands)
Daymark non-recourse/carve-out guarantees of debt of properties under management(1)	$2,944,311	$3,306,631
Grubb & Ellis Company non-recourse/carve-out guarantees of properties under management(1)	$78,363	$78,655
Daymark and Grubb & Ellis Company non-recourse/carve-out guarantees of properties under management(2)	$31,271	$31,563
Daymark non-recourse/carve-out guarantees of Company owned properties(1)	$60,000	$97,000
Daymark recourse guarantees of debt of properties under management	$12,900	$21,900
Grubb & Ellis Company recourse guarantees of debt of properties under management	$11,998	$11,998
Daymark recourse guarantees of Company owned properties(3)	$10,000	$10,000

Total	$3,148,843	$3,557,747

(1)	A “non-recourse/carve-out” guarantee or indemnity generally imposes liability on the guarantor or indemnitor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee or indemnity is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property. While there is not a standard document evidencing these guarantees or indemnities, liability under the non-recourse carve-out guarantees or indemnities generally may be triggered by, among other things, any or all of the following:

•	a voluntary bankruptcy or similar insolvency proceeding of any borrower;

•	a “transfer” of the property or any interest therein in violation of the loan documents;

•	a violation by any borrower of the special purpose entity requirements set forth in the loan documents;

•	any fraud or material misrepresentation by any borrower or any guarantor in connection with the loan;

•	the gross negligence or willful misconduct by any borrower in connection with the property, the loan or any obligation under the loan documents;

•	the misapplication, misappropriation or conversion of (i) any rents, security deposits, proceeds or other funds, (ii) any insurance proceeds paid by reason of any loss, damage or destruction to the property, and (iii) any awards or other amounts received in connection with the condemnation of all or a portion of the property;

•	any waste of the property caused by acts or omissions of borrower of the removal or disposal of any portion of the property after an event of default under the loan documents; and

•	the breach of any obligations set forth in an environmental or hazardous substances indemnity agreement from borrower.

Certain acts (typically the first three listed above) may render the entire debt balance recourse to the guarantor or indemnitor, while the liability for other acts is typically limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees and indemnities. Generally the guarantor or indemnitor irrevocably and unconditionally guarantees or indemnifies the lender the payment and performance of the guaranteed or indemnified obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor or indemnitor

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants and agrees that it is liable for the guaranteed or indemnified obligations as a primary obligor. As of December 31, 2010, to the best of our knowledge, there was no debt owed by us as a result of the borrowers engaging in prohibited acts.

(2)	Daymark and Grubb & Ellis Company are each joint and severally liable on such non-recourse/carve-out guarantees.

(3)	In addition to the $10.0 million principal guarantee, Daymark has guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.

If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of December 31, 2010 and 2009, we had recourse guarantees of $24.9 million and $33.9 million, respectively, relating to debt of properties under management (of which $12.0 million and $12.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). As of December 31, 2010 and 2009, approximately $9.5 million and $9.8 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $2.0 million and $0, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). In addition, as of December 31, 2010, we had $8.0 million of recourse guarantees related to debt that will mature in the next twelve months (of which the entire amount is recourse back to Grubb & Ellis Company). In addition, we had a recourse guarantee related to a property that was previously under management, but was sold during the year ended December 31, 2009. In connection with the sale of the property, we entered into a promissory note with the lender to repay the outstanding principal balance on the mortgage loan of $4.2 million. As of December 31, 2010, the entire principal balance on the mortgage loan had been repaid. Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any of our subsidiaries to pay its debts as they become due would likely have a materially negative impact on our ongoing business, and the investment management operations in particular. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of December 31, 2010 and 2009, we recorded a liability of $0.8 million and $3.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.

Two unaffiliated, individual investor entities, who are minority owners in two TIC programs located in Texas, Met Center 10 and 2400 West Marshall, that were originally sponsored by GERI, filed bankruptcy in January 2011. The principal balances of the mortgage debt for these two properties was approximately $29.4 million and $6.6 million, respectively, at the time of the bankruptcy filings. We are also aware that on February 1, 2011, the special servicer for each of these loans foreclosed on all of the undivided TIC ownership interests in these properties, except those owned by the unaffiliated investor entities which effected the bankruptcy filings. The automatic stay imposed following the bankruptcy filings by each of these investor entities prevented the special servicer from foreclosing on 100% of the TIC ownership interests.

GERI executed a non-recourse carve-out guarantee in connection with the mortgage loan for the Met 10 property, and a non-recourse indemnity for the 2400 West Marshall property. As discussed in the “Guarantees” disclosure above, such “non-recourse carve-out” guarantees and indemnities only impose liability on GERI if certain acts prohibited by the loan documents take place. Liability under these non-

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recourse carve-out guarantees and indemnities may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, GERI may become liable under the guarantee and indemnity for the benefit of the mortgage lender in connection with these TIC programs. While GERI’s ultimate liability under these agreements is uncertain as a result of numerous factors, including, without limitation, the amount of the lender’s credit bids at the time of foreclosure, events in the individual bankruptcy proceedings and the ultimate disposition of those bankruptcy proceedings, and the defenses GERI may raise under the guarantee and indemnity, such liability may be in an amount in excess of the net worth of NNNRA and its subsidiaries, including GERI. NNNRA and GERI are investigating the facts and circumstances surrounding these events, and the potential liabilities related thereto, and intend to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation. In the event that GERI receives a demand for payment from the lenders pursuant to such guarantee and indemnity arrangements, in an amount that exceeds $1,000,000, and GERI fails to pay such amount when due, a cross -default under our Convertible Notes may result. We are seeking consents from the Convertible Note holders to proposed amendments to certain provisions of the Convertible Notes (which requires a majority of the holders in interest thereunder) relating to any liabilities of NNNRA or its subsidiaries. Should an event of default occur which we are unable to cure with an amendment or waiver from the Convertible Note holders, there would be a material and adverse effect on our liquidity and financial position.

Investment Program Commitments — In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of December 31, 2010 and 2009, the future funding commitments under the guarantees totaled approximately $2.0 million and $1.3 million, respectively.

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

Alesco Seed Capital — On November 16, 2007, we completed the acquisition of a 51.0% membership interest in Alesco from Jay P. Leupp (“Leupp”). Pursuant to the Intercompany Agreement between us and Alesco, dated as of November 16, 2007, we committed to invest up to $20.0 million in seed capital into certain real estate funds that Alesco planned to launch. Additionally, upon achievement of certain earn-out targets, we were required to purchase up to an additional 27% interest in Alesco for $15.0 million. To date those earn-out targets have not been achieved. We are allowed to use $15.0 million of seed capital to fund the earn-out payments. As of December 31, 2010, we have invested $1.5 million into the three funds that Alesco has launched to date (the “Existing Alesco Funds”). Our unfunded seed capital commitments with respect to the Existing Alesco Funds total $2.5 million. As of February 14, 2011, our obligation to make further seed capital investments under the Intercompany Agreement terminated.

Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of December 31, 2010 and 2009, $3.4 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of December 31,

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 and 2009 have recorded the cash surrender value of the policies of $1.1 million and $1.0 million, respectively, in prepaid expenses and other assets.

In addition, we award “phantom” shares of our common stock to participants under the deferred compensation plan. As of December 31, 2010 and 2009, we awarded an aggregate of 6.0 million phantom shares, respectively, to certain employees with an aggregate value on the various grant dates of $23.0 million. During the year ended December 31, 2010, we issued 358,424 shares of common stock from our treasury share account related to fully vested phantom stock awards. As of December 31, 2010 and 2009, an aggregate of 4.1 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, as of December 31, 2010, grants with respect to 816,000 phantom shares had a guaranteed minimum share price ($2.8 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.

22.	EARNINGS (LOSS) PER SHARE

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

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation between weighted-average shares used in the basic and diluted earnings (loss) per share calculations:

	Year Ended December 31,
	2010	2009	2008
(In thousands, except per share amounts)

Numerator for (loss) income per share — basic:
Loss from continuing operations	$(70,793)	$(82,675)	$(304,072)
Less: Net loss attributable to noncontrolling interests	2,951	1,661	11,719
Less: Preferred dividends	(11,588)	(1,770)	—
Less: Income allocated to participating shareowners	—	—	—

Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(79,430)	$(82,784)	$(292,353)

Income (loss) from discontinued operations	$1,062	$2,176	$(38,517)
Less: Income allocated to participating security holders	—	—	—

Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	$1,062	$2,176	$(38,517)

Loss attributable to Grubb & Ellis Company	$(66,780)	$(78,838)	$(330,870)
Less: Preferred dividends	(11,588)	(1,770)	—
Less: Income allocated to participating security holders	—	—	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(78,368)	$(80,608)	$(330,870)

Denominator for (loss) income per share — basic:
Weighted-average number of common shares outstanding	64,756	63,645	63,515
(Loss) income per share — basic:
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(1.23)	$(1.30)	$(4.60)

Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	$0.02	$0.03	$(0.61)

Loss per share attributable to Grubb & Ellis Company common shareowners	$(1.21)	$(1.27)	$(5.21)

(Loss) income per share — diluted(1):
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(1.23)	$(1.30)	$(4.60)

Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	$0.02	$0.03	$(0.61)

Loss per share attributable to Grubb & Ellis Company common shareowners	$(1.21)	$(1.27)	$(5.21)

Total participating shareowners:
(as of the end of the period used to allocate earnings)
Preferred shares (as if converted to common shares)	58,527	58,527	—
Unvested restricted stock	4,671	3,601	2,014
Unvested phantom stock	3,962	5,523	5,337

Total participating shares	67,160	67,651	7,351

Total common shares outstanding	65,535	63,784	63,369

(1)	Excluded from the calculation of diluted weighted-average common shares as of December 31, 2010, 2009 and 2008 were the following securities, the effect of which would be anti-dilutive, because an operating

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods:

	December 31,	December 31,	December 31,
	2010	2009	2008

(In thousands)
Outstanding unvested restricted stock	4,671	3,601	2,014
Outstanding options to purchase shares of common stock	402	470	1,077
Outstanding unvested shares of phantom stock	3,962	5,523	5,337
Convertible preferred shares (as if converted to common shares)	58,527	58,527	—
Convertible notes (as if converted to common shares)	14,036	—	—

Total	81,598	68,121	8,428

23.	OTHER RELATED PARTY TRANSACTIONS

Offering Costs and Other Expenses Related to Public Non-traded REITs — We, through our consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC, Grubb & Ellis Healthcare REIT Advisor, LLC, and Grubb & Ellis Healthcare REIT II Advisor, LLC, bear certain general and administrative expenses in our capacity as advisor of Apartment REIT (now known as Apartment Trust of America, Inc.), Grubb & Ellis Healthcare REIT, Inc. (“Healthcare REIT”) (now known as Healthcare Trust of America, Inc.) (through September 20, 2009 when its advisory agreement terminated) and Grubb & Ellis Healthcare REIT II, Inc. (“Healthcare REIT II”), respectively, and are reimbursed for these expenses. However, Apartment REIT, Healthcare REIT and Healthcare REIT II will not reimburse us for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts, if any, are expensed by us. There were no unreimbursed amounts expensed by us during the years ended December 31, 2010, 2009 and 2008.

We also paid for the organizational, offering and related expenses on behalf of Apartment REIT for its initial offering that ended July 17, 2009 and Healthcare REIT for its initial offering (through August 28, 2009 when its dealer manager agreement terminated). These organizational, offering and related expenses include all expenses (other than selling commissions and the marketing support fee which generally represented 7.0% and 2.5% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT in connection with their initial offerings. These expenses only become the liability of Apartment REIT and Healthcare REIT to the extent other organizational and offering expenses do not exceed 1.5% of the gross proceeds of the respective initial offerings. As of December 31, 2009 and 2008, we incurred expenses of $4.3 million and $3.8 million, respectively, in excess of 1.5% of the gross proceeds of the Apartment REIT offering. We expensed the excess costs of $4.3 million incurred during the year ended December 31, 2009. As of December 31, 2008, we had recorded an allowance for bad debt of approximately $3.6 million, related to the Apartment REIT offering costs incurred as we believed that such amounts would not be reimbursed. We will not incur any additional expenses related to the Apartment REIT initial offering as the offering ended July 17, 2009. As of December 31, 2009 and 2008, we did not incur expenses in excess of 1.5% of the gross proceeds of the Healthcare REIT offering. We will not incur any additional expenses related to the Healthcare REIT initial offering as the dealer manager agreement terminated on August 28, 2009.

We also paid for the organizational, offering and related expenses on behalf of Apartment REIT’s follow-on offering and Healthcare REIT II’s initial offering. These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Apartment REIT and Healthcare REIT II in connection

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these offerings. These expenses only become a liability of Apartment REIT and Healthcare REIT II to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the respective offerings. As of December 31, 2010, 2009 and 2008, we have incurred expenses of $2.5 million, $1.6 million and $0, respectively, in excess of 1.0% of the gross proceeds of the Apartment REIT follow-on offering. On November 1, 2010, we terminated our advisory and dealer-manager relationship with Apartment REIT. As of December 31, 2010, we have recorded an allowance for bad debt of approximately $2.5 million, related to the Apartment REIT follow-on offering costs as we believe that such amounts may not be reimbursed. As of December 31, 2010, 2009 and 2008, we have incurred expenses of $2.7 million, $2.0 million and $0.1 million, respectively, in excess of 1.0% of the gross proceeds of the Healthcare REIT II initial offering. We anticipate that such amounts will be reimbursed in the future from the offering proceeds of Healthcare REIT II.

Management Fees — We provide both transaction and management services to parties, which are related to one of our principal shareowner and directors (collectively, “Kojaian Companies”). In addition, we also pay asset management fees to the Kojaian Companies related to properties we manage on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by us for services rendered to these affiliates, including joint ventures, officers and directors and their affiliates, net of asset management fees paid to Kojaian Companies, was $5.4 million, $6.7 million and $7.3 million, respectively for the years ended December 31, 2010, 2009 and 2008, respectively.

Office Leases — In December 2010, we entered into two office leases with landlords related to Kojaian Companies, providing for an annual average base rent of $414,000 and $404,000 over the ten-year terms of the leases which begin in April 2011 and November 2012, respectively.

Other Related Party — Grubb & Ellis Equity Advisors (“GEEA”), which is wholly owned by us, owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Apartment REIT Advisor, LLC. Each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of December 31, 2009, Andrea R. Biller, our former General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC and GEEA owned an 82.0% interest therein. On October 22, 2010, in accordance with the terms of an assignment agreement, Ms. Biller assigned all of her membership interests in Grubb & Ellis Apartment Management, LLC to GEEA and Grubb & Ellis Equity Advisors, Property Management, Inc. (“GEEA PM”), a wholly owned subsidiary of GEEA, for nominal consideration. As a consequence, through GEEA and GEEA PM, our equity interest in Grubb & Ellis Apartment Management, LLC increased from 82.0% to 100.0% after giving effect to this assignment from Ms. Biller. As of December 31, 2010 and 2009, Stanley J. Olander, our former Executive Vice President — Multifamily, owned an equity interest in ROC REIT Advisors, LLC of 33.3%.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC and, therefore, consolidates Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of December 31, 2009, each of Ms. Biller and Mr. Hanson owned an equity interest in Grubb & Ellis Healthcare Management, LLC of 18.0% and GERI owned a 64.0% interest. In connection with her resignation on October 22, 2010, Ms. Biller is no longer a member of Grubb & Ellis Healthcare Management, LLC. As of December 31, 2010, Mr. Hanson, our Chief Investment Officer and GERI’s President, owned an equity interest in Grubb & Ellis Healthcare Management, LLC of 18.0% and GERI owed an 82.0% interest. Grubb & Ellis Healthcare REIT Advisor, LLC and Grubb & Ellis Healthcare Management, LLC are entities that previously advised and managed Healthcare REIT (now known as Healthcare Trust of America, Inc.). As a result of the termination of the advisory agreement in September 2009 and the final settlement agreement reached with Healthcare REIT in October 2010, we do not expect to recognize any further revenues or expenses related to these entities.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by us as a profit sharing arrangement. We record compensation expense when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC, includes distributions earned of $41,000, $0 and $122,000, to Ms. Biller for the years ended December 31, 2010, 2009 and 2008, respectively. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions earned of $230,000, $362,000 and $548,000, respectively, to each of Ms. Biller and Mr. Hanson, and $0, $44,000 and $175,000, respectively, to Anthony W. Thompson, our former Chairman, and $0, $0 and $387,000 to Scott D. Peters, our former President and Chief Executive Officer, for the years ended December 31, 2010, 2009 and 2008, respectively. Any allocable earnings attributable to GEEA’s and GERI’s ownership interests are paid to such entities on a quarterly basis.

Our directors and officers, as well as officers, managers and employees have purchased, and may continue to purchase, interests in offerings made by our programs at a discount. The purchase price for these interests reflects the fact that selling commissions and marketing allowances will not be paid in connection with these sales. Our net proceeds from these sales made net of commissions will be substantially the same as the net proceeds received from other sales.

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

24.	EMPLOYEE BENEFIT PLANS

Share-Based Incentive Plans

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

A total of 364,390 shares of common stock (plus restricted shares issuable to non-management directors pursuant to a formula contained in the plan) remained eligible for future grant under the Omnibus Plan as of December 31, 2010.

Non-Qualified Stock Options.  Non-qualified stock options, or NQSOs, provide for the right to purchase shares of common stock at a specified price not less than its fair market value on the date of grant, and usually will become exercisable (in the discretion of the administrator) in one or more installments after the grant date, subject to the completion of the applicable vesting service period or the attainment of pre-established performance goals. We have not granted any options since 2007. All options granted during the year ended December 31, 2007 vested in equal increments over the three years following the date of grant. Accordingly, as of December 31, 2010, all options granted have vested.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These NQSOs are subject to a maximum term of ten years from the date of grant and are subject to earlier termination under certain conditions. Because these stock option awards were primarily granted to our senior executive officers, no forfeiture rate has been assumed.

The following table provides a summary of our stock option activity:

			Weighted-Average
			Remaining	Weighted-Average
		Weighted-Average	Contractual	Grant Date
	Number of	Exercise Price	Term	Fair Value
	Shares	per Share	(In Years)	per Share

Options outstanding as of December 31, 2007	1,755,759	$8.65	6.14	$3.65

Options exercised	(76,666)	$6.53		$4.23
Options forfeited or expired	(601,918)	$10.74		$2.12

Options outstanding as of December 31, 2008	1,077,175	$7.76	6.79	$4.51
Options forfeited or expired	(607,429)	$5.67		$3.31

Options outstanding as of December 31, 2009	469,746	$10.46	6.55	$3.78
Options forfeited or expired	(67,818)	$11.36		$3.61

Options vested and exercisable as of December 31, 2010	401,928	$10.31	5.47	$3.81

As of December 31, 2010, the strike price for all of the stock options is greater than the stock price, resulting in an intrinsic value of zero.

Share-based Compensation — The Stock Compensation Topic requires companies to estimate the fair value of its stock option equity awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model. The determination of the fair value of option-based awards using the Black-Scholes model incorporates various assumptions including exercise price, fair value at date of grant, volatility, and expected life of awards, risk-free interest rates and expected dividend yield. The expected volatility is based on the historical volatility of comparable publicly traded companies in the real estate sector over the most recent period commensurate with the estimated expected life of our stock options. The expected life of our stock options represents the average between the vesting and contractual term, pursuant to the requirements of the Stock Compensation Topic. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2007. We have not granted any options during the years ended December 31, 2010, 2009 and 2008.

Option valuation models require the input of subjective assumptions including the expected stock price volatility and expected life. For the years ended December 31, 2010, 2009 and 2008, we recognized share-based compensation related to stock option awards of $22,000, $0.4 million and $0.6 million, respectively. The related income tax benefit for the years ended December 31, 2010, 2009 and 2008 was $9,000, $0.1 million and $0.2 million, respectively. The total fair value of stock options that vested for the years ended December 31, 2010, 2009 and 2008 was $0.4 million, $0.5 million and $0.8 million, respectively. As of December 31, 2010, there was no unrecognized compensation expense related to stock option awards.

Restricted Stock.  Restricted stock may be issued at such price, if any, and may be made subject to such restrictions (including time vesting or satisfaction of performance goals), as may be determined by the administrator. Restricted stock typically may be repurchased by us at the original purchase price, if any, or forfeited, if the vesting conditions and other restrictions are not met.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of our restricted stock activity:

		Weighted-Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Non vested shares outstanding as of December 31, 2007	1,431,772	$10.37
Shares issued	1,552,227	$3.06
Shares vested	(455,195)	$10.65
Shares forfeited	(514,792)	$9.79

Non vested shares outstanding as of December 31, 2008	2,014,012	$4.95
Shares issued(1)	2,711,565	$1.26
Shares vested	(612,077)	$6.61
Shares forfeited	(512,598)	$2.10

Non vested shares outstanding as of December 31, 2009	3,600,902	$2.29
Shares issued(2)	2,735,870	$1.62
Shares vested	(1,525,575)	$3.34
Shares forfeited	(140,020)	$2.72

Non vested shares outstanding as of December 31, 2010	4,671,177	$1.57

(1)	Amount includes 2,000,000 restricted shares of our common stock that were awarded on November 16, 2009 to Thomas P. D’Arcy, our President and Chief Executive Officer. 1,000,000 of the restricted shares awarded to Mr. D’Arcy are subject to vesting over 3 years in equal annual increments of one-third each, commencing on the day immediately preceding the 1 year anniversary of the grant date (November 16, 2009). The other 1,000,000 restricted shares are subject to vesting based upon the market price of our common stock during the 3 year period beginning November 16, 2009. Specifically, (i) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of our common stock is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of our common stock is at least $6.00, then the remaining 50% of such restricted shares shall vest.

(2)	Amount includes 1,000,000 restricted shares of our common stock that were awarded on March 10, 2010 to each Jeffrey T. Hanson, our Chief Investment Officer, and Jacob Van Berkel, our Executive Vice President and Chief Operating Officer, 500,000 of the restricted shares awarded to Messrs Hanson and Van Berkel are subject to vesting over 3 years in equal annual increments of one-third each, commencing on the day immediately preceding the 1 year anniversary of the grant date (March 10, 2010). The other 500,000 restricted shares are subject to vesting based upon the market price of our common stock during the 3 year period beginning March 10, 2010. Specifically, (i) in the event that for any 30 consecutive trading days during the 3 year period commencing March 10, 2010 the volume weighted average closing price per share of our common stock is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the 3 year period commencing March 10, 2010 the volume weighted average closing price per share of our common stock is at least $6.00, then the remaining 50% of such restricted shares shall vest.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We valued the restricted shares subject to market-based vesting criteria issued in 2010 and 2009 based on the following assumptions:

	2010	2009

Term	Up to 3 years	Up to 3 years
Risk free rate	1.48%	1.34%
Volatility	119%	117%
Dividend yield	0.0%	0.0%
Stock price on date of grant	$1.87	$1.52
Fair value of restricted shares subject to market-based vesting	$1.6 million	$1.2 million

For Mr. D’Arcy’s grant in 2009, we determined that the fair value of the restricted shares subject to market-based vesting criteria was approximately $1.2 million upon grant date and are amortizing the components of this award over the derived service period of approximately 245 and 341 days, for the two tranches with market-based vesting criteria. The fair value of the restricted shares subject to time vesting was approximately $1.5 million based upon the market price of our common stock on the date of grant and is being amortized over the service period of three years.

For Mr. Hanson and Mr. Van Berkel’s grants in 2010, we determined that the fair value of the restricted shares subject to market-based vesting criteria was approximately $1.6 million upon grant date and are amortizing the components of this award over the derived service period of approximately 146 and 258 days, for the two tranches with market-based vesting criteria. The fair value of the restricted shares subject to time vesting was approximately $1.9 million based upon the market price of our common stock on the date of grant and is being amortized over the service period of three years.

Total compensation expense recognized for restricted stock awards was $5.8 million, $3.8 million and $7.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The related income tax benefit for the years ended December 31, 2010, 2009 and 2008 was $2.1 million, $1.4 million and $2.9 million, respectively. As of December 31, 2010, there was $3.5 million of unrecognized compensation expense related to unvested restricted stock awards that we expect to recognize over a weighted average period of 10 months.

Other Equity Awards — In accordance with the requirements of the Stock Compensation Topic, share-based payments awarded to an employee of the reporting entity by a related party, or other holder of an economic interest in the entity, as compensation for services provided to the entity are share-based payment transactions to be accounted for under the Stock Compensation Topic unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The economic interest holder is one who either owns 10.0% or more of an entity’s common stock or has the ability, directly or indirectly, to control or significantly influence the entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity, and that entity makes a share-based payment to our employee in exchange for services rendered. The Stock Compensation Topic also requires that the fair value of unvested stock options or awards granted by an acquirer in exchange for stock options or awards held by employees of the acquiree shall be determined at the consummation date of the acquisition. The incremental compensation cost shall be (1) the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus (2) the incremental cost resulting from the acquisition (the fair market value at the consummation date of the acquisition over the fair value of the original grant).

On July 29, 2006, Mr. Thompson and Mr. Rogers agreed to transfer up to 15.0% of the outstanding common stock of Realty to Mr. Hanson, assuming he remained employed by us, in equal increments on July 29, 2007, 2008 and 2009. Due to the acquisition of Realty, the transfers were settled with 743,160 shares

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our common stock (557,370 shares from Mr. Thompson and 185,790 shares from Mr. Rogers). Since Mr. Thompson and Mr. Rogers were affiliates who owned more than 10.0% of Realty’s common stock and had the ability, directly or indirectly, to control or significantly influence the entity, and the award was granted to Mr. Hanson in exchange for services provided to Realty which are vested upon completion of the respective service period, the fair value of the award was accounted for as share-based compensation in accordance with the Stock Compensation Topic. These shares included rights to dividends or other distributions declared on or prior to July 29, 2009. As a result, we recognized $1.6 million and $2.8 million in share-based compensation and a related income tax benefit (deferred tax asset) of $0.6 million and $1.1 million for the years ended December 31, 2009 and 2008. No compensation expense was recorded by us in 2010 as the shares were fully vested in 2009.

401k Plan — We adopted a 401(k) plan (the “Plan”) for the benefit of our employees. The Plan covers our employees and eligibility begins the first of the month following the hire date. For the years ended December 31, 2010, 2009 and 2008, we contributed $0, $0.8 million and $3.3 million to the Plan, respectively.

Deferred Compensation Plan

During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. Deferrals made by employees and independent contractors and earnings thereon are fully accrued and held in a rabbi trust. In addition, we may make discretionary contributions to the plan which vest over one to five years. Contributions made by us and earnings thereon are accrued over the vesting period and have not been funded to date. Benefits are paid according to elections made by the participants. As of December 31, 2010 and 2009, $3.4 million and $3.3 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of December 31, 2010 and 2009 have recorded the cash surrender value of the policies of $1.1 million and $1.0 million, respectively, in prepaid expenses and other assets.

In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. These awards vest over three to five years. Vested phantom stock awards are also unfunded and paid according to distribution elections made by the participants at the time of vesting and will be settled by issuing shares of our common stock from our treasury share account or issuing unregistered shares of our common stock to the participant. As of December 31, 2010 and 2009, we had awarded an aggregate of 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. During the year ended December 31, 2010, we issued 358,424 shares of common stock from our treasury share account related to fully vested phantom stock awards. As of December 31, 2010 and 2009, an aggregate of 4.1 million and 5.6 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, as of December 31, 2010, grants with respect to 816,000 phantom shares had a guaranteed minimum share price ($2.8 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability. We recorded compensation expense of $0.4 million, $0.5 million and $0.2 million during the years ended December 31, 2010, 2009 and 2008, respectively, related to certain of these grants which provided for a minimum guaranteed value upon vesting.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grants of phantom shares are accounted for as equity awards in accordance with the requirements of the Stock Compensation Topic, with the award value of the shares on the grant date being amortized on a straight-line basis over the requisite service period.

25.	INCOME TAXES

The components of income tax benefit (provision) from continuing operations for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Year Ended December 31,
(In thousands)	2010	2009	2008

Current:
Federal	$572	$1,431	$10,981
State	(611)	(163)	1,891
Foreign	(138)	—	—

	(177)	1,268	12,872

Deferred:
Federal	—	(274)	(25,775)
State	255	(19)	4,308
Foreign	—	—	—

	255	(293)	(21,467)

	$78	$975	$(8,595)

We recorded net prepaid taxes totaling approximately $0.2 million and $1.2 million as of December 31, 2010 and 2009, respectively, comprised primarily of state tax refunds receivable and state prepaid taxes net of state tax liabilities of approximately $0.6 million and $0.4 million, respectively. We also received federal and state tax refunds of approximately $5.6 million and $12.0 million during 2010 and 2009, respectively, comprised primarily of federal net operating loss carryback claims resulting in refunds of taxes paid in previous years and refunds of state estimated tax overpayments.

We generated a federal net operating loss (“NOL”) of approximately $32.3 million for the taxable period ended December 31, 2008. We carried back the total loss generated in 2008 to 2006 and 2007 and claimed a refund of taxes paid of $11.5 million in 2009. We generated a federal net operating loss of approximately $109.1 million reduced by $23.4 million relating to debt relief income for the taxable period ended December 31, 2009. We carried back approximately $14.3 million of this NOL to 2007 to claim a refund of taxes paid of $5.0 million. As of December 31, 2010, federal net operating loss carryforwards in the amount of approximately $154.1 million are available to us, translating to a deferred tax asset before valuation allowance of $53.9 million. These NOLs will expire between 2027 and 2030. The current year increase in federal deferred tax assets has been fully offset by an increase in the valuation allowance of $21.2 million as the future benefit of the deferred tax assets including the federal NOL carryforward is uncertain.

We also have state net operating loss carryforwards from December 31, 2010 and previous periods totaling $244.1 million, translating to a deferred tax asset of $16.3 million before valuation allowances, which will begin to expire in 2017. The current year increase in state deferred tax assets has been fully offset by an increase in the valuation allowances of $3.6 million as the future benefit of these deferred tax assets including the state NOL carryforwards is uncertain.

We regularly review our deferred tax assets for realizability and has established a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Due to the cumulative pre-tax book loss in the past three years and the inherent volatility of the business in recent years, we believe that this negative evidence supports the position that a valuation allowance is required pursuant to the Income Taxes Topic. As of December 31, 2009 and 2008, there was approximately $14.3 million and $32.3 million respectively, of taxable income available in carryback years that were used to offset deductible temporary differences. Management determined that as of December 31, 2010, $112.7 million of deferred tax assets do not satisfy the recognition criteria set forth in the Income Taxes Topic. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations.

The differences between our total income tax benefit (provision) from continuing operations for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008

Federal income taxes at the statutory rate	$23,772	$28,697	$99,314
State income taxes, net of federal benefit	1,793	3,160	4,419
Foreign income taxes	(138)	—	—
Credits	—	189	236
Other	223	(7)	235
Non-deductible expenses	(736)	(528)	(63,122)
Change in valuation allowance	(24,836)	(30,536)	(49,677)

Benefit (provision) for income taxes	$78	$975	$(8,595)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2010 and 2009 from continuing and discontinued operations consisted of the following:

(In thousands)	December 31, 2010	December 31, 2009

Share-based compensation	$6,894	$8,847
Allowance for bad debts	10,386	9,946
Intangible assets	(29,764)	(40,233)
Prepaid service contracts	(845)	(1,081)
Property and equipment	2,435	2,740
Insurance and legal reserve	1,912	2,471
Real estate impairments	11,254	21,146
Put option guarantee and accrued liabilities	11,087	15,235
Other	1,355	2,949
Capital losses	2,455	2,528
Net operating losses	70,220	35,715

Net deferred tax assets before valuation allowance	87,389	60,263

Valuation allowance	(112,658)	(85,740)

Net deferred tax liabilities	$(25,269)	$(25,477)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, we remain subject to examination by certain tax jurisdictions for the tax years ended December 31, 2006 through 2010. We have evaluated our uncertain tax positions in accordance with the Income Taxes Topic and have concluded that there are no material uncertain tax positions that would disallow the recognition of a current tax benefit or the derecognition of a previously recognized tax benefit as of December 31, 2010. No interest and penalties related to unrecognized tax benefits has been accrued.

26.	SEGMENT DISCLOSURE

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

Investment Management — Investment Management includes services for acquisition, financing and disposition with respect to our REITs, asset management services related to our REITs, and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our REITs.

Daymark — Daymark includes services for acquisition, financing and disposition with respect to our TIC programs and asset and property management services related to our TIC programs.

We also have certain corporate-level activities including interest income from notes and advances, property rental related operations, legal administration, accounting, finance, and management information systems which are not considered separate operating segments.

We evaluate the performance of our segments based upon operating (loss) income. Operating (loss) income is defined as operating revenue less compensation and general and administrative costs and excludes other rental related, rental expense, interest expense, depreciation and amortization and certain other operating and non-operating expenses. The accounting policies of the reportable segments are the same as those described in our summary of significant accounting policies (See Note 2).

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(In thousands)	2010	2009	2008

Management Services
Revenue	$274,606	$274,880	$253,664
Compensation costs	37,604	36,701	39,125
Transaction commissions and related costs	16,999	12,623	8,581
Reimbursable salaries, wages and benefits	190,538	193,682	178,058
General and administrative	9,339	9,397	8,796
Provision for doubtful accounts	1,752	1,472	81

Segment operating income	18,734	21,005	19,023
Transaction Services
Revenue	236,238	173,394	240,250
Compensation costs	48,960	44,273	50,272
Transaction commissions and related costs	156,290	112,399	155,668
General and administrative	35,910	33,339	34,727
Provision for doubtful accounts	1,975	598	846

Segment operating loss	(6,897)	(17,215)	(1,263)
Investment Management
Revenue	21,333	30,368	50,982
Compensation costs	10,481	13,428	14,697
Transaction commissions and related costs	3,215	5,530	9,278
Reimbursable salaries, wages and benefits	3,187	2,824	1,941
General and administrative	7,766	6,376	7,550
Provision for doubtful accounts	2,424	1,120	3,620

Segment operating (loss) income	(5,740)	1,090	13,896
Daymark
Revenue	21,918	26,718	50,599
Compensation costs	11,078	13,397	15,550
Transaction commissions and related costs	(261)	84	16
Reimbursable salaries, wages and benefits	7,415	6,606	4,517
General and administrative	7,615	2,751	6,153
Provision for doubtful accounts	2,069	21,425	10,772

Segment operating (loss) income	(5,998)	(17,545)	13,591

Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating (loss) income	(261)	(12,665)	45,247
Non-segment:
Rental and other operations, net of rental related and other expenses	3,502	3,768	13,318
Corporate overhead (compensation, general and administrative costs)	(33,961)	(44,715)	(75,234)
Share-based compensation	(9,147)	(10,876)	(11,907)
Severance and other charges	(5,880)	—	—
Depreciation and amortization	(12,665)	(11,727)	(13,313)
Interest	(8,504)	(13,138)	(17,799)
Real estate related impairments	(859)	(15,305)	(35,637)
Goodwill and intangible asset impairment	(2,769)	(738)	(181,285)
Other (expense) income	(327)	21,746	(18,867)

Loss from continuing operations before income tax benefit (provision)	(70,871)	(83,650)	(295,477)
Income tax benefit (provision)	78	975	(8,595)

Loss from continuing operations	(70,793)	(82,675)	(304,072)
Income (loss) from discontinued operations, net of taxes	1,062	2,176	(38,517)

Net loss	(69,731)	(80,499)	(342,589)
Net loss attributable to noncontrolling interests	(2,951)	(1,661)	(11,719)

Net loss attributable to Grubb & Ellis Company	$(66,780)	$(78,838)	$(330,870)

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2010	2009

Segment assets and reconciliation to consolidated balance sheets:
Management Services	$50,785	$45,723
Transaction Services	99,098	100,662
Investment Management	3,320	2,682
Daymark	32,504	57,355

Total segment assets	185,707	206,422
Corporate assets	101,239	150,902

Total assets	$286,946	$357,324

27.	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

	Fiscal Year 2010
	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
(In thousands, except per share amounts)

Total revenue	$130,661	$138,915	$142,334	$163,547

Operating loss	$(23,689)	$(18,443)	$(15,367)	$(13,045)

Net loss	$(24,052)	$(19,195)	$(15,316)	$(11,168)

Net loss attributable to Grubb & Ellis Company	$(23,781)	$(17,460)	$(14,804)	$(10,735)

Net loss attributable to Grubb & Ellis Company common shareowners	$(26,678)	$(20,356)	$(17,702)	$(13,632)

Loss per share attributable to Grubb & Ellis Company common shareowners:
Basic —	$(0.41)	$(0.31)	$(0.27)	$(0.21)

Weighted average common shares outstanding	64,350	64,644	64,860	65,129

Diluted —	$(0.41)	$(0.31)	$(0.27)	$(0.21)

Weighted average common shares outstanding	64,350	64,644	64,860	65,129

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2009
	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
(In thousands, except per share amounts)

Total revenue	$120,263	$124,570	$134,363	$148,718

Operating loss	$(40,529)	$(32,662)	$(21,430)	$(10,775)

Net (loss) income	$(43,280)	$(32,618)	$(21,457)	$16,856

Net (loss) income attributable to Grubb & Ellis Company	$(41,502)	$(32,808)	$(21,359)	$16,831

Net (loss) income attributable to Grubb & Ellis Company common shareowners	$(41,502)	$(32,808)	$(21,359)	$7,308

(Loss) income per share attributable to Grubb & Ellis Company common shareowners:
Basic —	$(0.65)	$(0.52)	$(0.34)	$0.11

Weighted average common shares outstanding	63,525	63,587	63,628	63,676

Diluted —	$(0.65)	$(0.52)	$(0.34)	$0.11

Weighted average common shares outstanding	63,525	63,587	63,628	63,676

(Loss) income attributable to Grubb & Ellis Company common shareowners and (loss) income per share attributable to Grubb & Ellis Company common shareowners is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year. Previously reported revenues and operating loss have been adjusted to account for current discontinued operations in accordance with the Property, Plant and Equipment Topic.

28.	SUBSEQUENT EVENTS

On March 8, 2011, we commenced a consent solicitation to amend the indenture under which the Convertible Notes were issued to exclude our subsidiaries, Daymark and NNN Realty Advisors, Inc. (and each of their direct and indirect subsidiaries) from certain events of default under the Convertible Notes. The consent solicitation was initially scheduled to expire on March 21, 2011 and was extended by us on that date to March 25, 2011. We subsequently extended the expiration date of the consent solicitation a second time on March 25, 2011 to April 4, 2011. We offered a consent fee to holders of the Convertible Notes who consented to this amendment in the form of restricted shares of our common stock, subject to registration rights. Specifically, we initially offered a consent fee to consenting Note holders of approximately 36 restricted shares of common stock per each $1,000 principal amount of the Convertible Notes. In connection with the second extension of the consent solicitation, we increased the consent fee to an amount equal to 4% of the principal amount of the Convertible Notes held by the consenting holder divided by the closing price of the common stock on the expiration of the consent solicitation, but in no event greater than $.99 per share and in no event less than $.89 per share. In the event that we obtain the requisite consents, the restricted shares of common stock that we will issue to those holders of Convertible Notes who properly consent are subject to registration rights. Pursuant to a registration rights agreement, we have agreed to enter into with the consenting holders of Convertible Notes, we will promptly file a shelf registration statement registering the resale of the restricted stock with the Securities and Exchange Commission (the “Commission”), and will use commercially reasonable efforts to cause the shelf registration statement to become effective within 30 days after the date

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shelf registration statement is filed (or within 75 days of the date the shelf registration statement is filed if the registration statement is reviewed by the Commission). We will use its commercially reasonable efforts to keep the shelf registration statement effective until the earlier to occur of: (x) the date all of the restricted shares of common stock have been sold pursuant to the shelf registration statement, (y) the one-year anniversary of the latest issue date of restricted shares of common stock, and (z) the date all restricted shares of common stock have been sold pursuant to Rule 144. If we default on our registration obligations under the registration rights agreement, we will have to pay the holder cash in an amount that shall accrue at a rate of 2.0% per month on the average daily aggregate market value of the restricted stock issued as payment of the consent fee, determined daily by multiplying the amount of such Restricted Stock by $1.11 per share, until all such registration defaults are cured.

On March 21, 2011, the Board of Directors determined, as permitted, not to declare a dividend on our 12% Preferred Stock, for the quarter ending March 31, 2011.

On March 21, 2011, we announced, among other things, that we had retained JMP Securities LLC as an advisor to explore strategic alternatives for the Company, including a potential merger or sale transaction. On March 30, 2011, we entered into a commitment letter and exclusivity agreement with Colony Capital Acquisitions, LLC, pursuant to which, as discussed more fully below, (i) Colony Capital Acquisitions, LLC and one or more of its affiliates (collectively, “Colony”) agreed to provide an $18.0 million senior secured multiple draw term loan credit facility (the “Senior Secured Credit Facility”), and (ii) Colony obtained the exclusive right for sixty (60) days, commencing on March 30, 2011, to negotiate a strategic transaction with the Company. The entering into the Senior Secured Credit Facility, and all closings thereunder, are subject to customary terms and provisions, including delivery of opinions, good standing certificates, and customary representations, warranties and covenants.

Under the Senior Secured Credit Facility, we will have the right, upon twelve (12) business days notice and prior to May 15, 2011, to effect an initial draw of the lesser of $9.0 million or 100% of the eligible accounts receivable of (i) Grubb & Ellis Company (“Parent”) plus (ii) its subsidiary, Grubb & Ellis Management Services, Inc. (the “Borrower”). Thereafter, we will have the right to draw up to the lesser of $18.0 million or 100% of the eligible accounts receivable of the Parent and Borrower; provided, that, we may not make more than two (2) draws during the term (the “Loan”). The Loan, which will mature on March 1, 2012, will bear interest at the rate of 11% per annum and increases by 50 basis points at the end of each three (3) month period the Loan is outstanding. The Loan will be required to be prepaid upon certain events, including upon acceleration of or a monetary default under our Convertible Notes, and may be prepaid at our option at a premium equal to 4% of the principal amount of the Loan outstanding in the event only the initial draw is made under the Senior Secured Credit Facility and 2% of the principal amount of the Loan outstanding if both draws have been made under the Senior Secured Credit Facility. The Loan will be secured by a first priority lien on all of our assets, subject to certain customary exceptions, and the Senior Credit Facility will expressly permit the sale of our Daymark subsidiary. Upon the closing of the Senior Secured Credit Facility, Colony will receive (i) a closing fee of $180,000, plus (ii) a three (3) year common stock purchase warrant, exercisable for a nominal consideration, for up to 6,712,000 shares of our common stock, provided that the warrants shall not be exercisable unless (x) a fundamental change occurs and the price paid for our common stock is equal to $1.10 per share (subject to customary adjustments), or (y) the volume weighted average price of our common stock for any consecutive 30-day period is equal to or greater than $1.10 per share. The warrant holder will be entitled to cashless exercise, and will also be entitled to piggyback and demand registration rights with respect to the shares of common stock issuable upon the exercise of the warrant. In addition, we will be entitled to make, in lieu of cash interest, payment-in-kind interest payments on the Loan, in which event there will be a formulaic increase in the number of shares issuable upon the exercise of the warrant. We are also obligated to pay Colony’s reasonable costs to effect the Loan transaction.

GRUBB & ELLIS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the exclusivity agreement, Colony has sixty (60) days, commencing on March 30, 2011, to negotiate a strategic transaction with us. In the event we and Colony reach a strategic transaction, we then have twenty-five (25) business days to conduct a market check to solicit a competing transaction, subject to a twenty-four (24) hour matching right by Colony, as well as a 1% termination fee. Following this twenty-five (25) business day market check, the strategic transaction entered into with Colony will be subject to a customary no shop and fiduciary out with a 3% termination fee.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to SEC Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2010, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

We recognize our responsibility for establishing and maintaining adequate internal control over financial reporting and have designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, our management concluded our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, we have concluded that there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

GRUBB & ELLIS COMPANY

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about the Directors

Our Board of Directors is comprised of six directors. Each director is elected for a one-year term that will expire at our 2011 annual meeting.

Thomas P. D’Arcy	51, has served as the President and Chief Executive Officer and as our director since November 16, 2009. Mr. D’Arcy has been since April 2008 and is currently the non-executive chairman of the board of directors of Inland Real Estate Corporation (NYSE: IRC), where he has also been an independent director since 2005. Mr. D’Arcy has over 25 years of experience acquiring, developing and financing all forms of commercial and residential real estate. He is currently a principal in Bayside Realty Partners, a private real estate company focused on acquiring, renovating and developing land and income producing real estate primarily in the New England area. From 2001 to 2003, Mr. D’Arcy was president and chief executive officer of Equity Investment Group, a private real estate company owned by an investor group which included The Government of Singapore, The Carlyle Group and Northwestern Mutual Life Insurance Company. Prior to his tenure with Equity Investment Group, Mr. D’Arcy was the chairman of the board, president and chief executive officer of Bradley Real Estate, Inc., a Boston-based real estate investment trust traded on the NYSE, from 1989 to 2000. Mr. D’Arcy is a graduate of Bates College. In light of Mr. D’Arcy’s broad experience in the real estate industry, with respect to both private and public entities, the Board of Directors concluded that it was in the Company’s best interests for Mr. D’Arcy to serve as the President and Chief Executive Officer of the Company and on the Board.

C. Michael Kojaian	49, has served as our director since December 1996. He served as our Chairman of the Board of Directors from June 2002 until December 7, 2007 and has served as our Chairman of the Board of Directors since January 6, 2009. He has been the President of Kojaian Ventures, L.L.C. and also Executive Vice President, a director and a shareholder of Kojaian Management Corporation, both of which are investment firms headquartered in Bloomfield Hills, Michigan, since 2000 and 1985, respectively. He is also a director of Arbor Realty Trust, Inc. Mr. Kojaian has also served as the Chairman of the Board of Directors of Grubb & Ellis Realty Advisors, Inc., an affiliate of ours, from its inception in September 2005 until April 2008, and as its Chief Executive Officer from December 13, 2007 until April 2008. The Board believes that the Company is well served by Mr. Kojaian’s perspective as an experienced real estate investor and as a director of other public real estate entities.

Robert J. McLaughlin	77, has served as our director since July 2004. Mr. McLaughlin previously served as our director from September 1994 to March 2001. He founded The Sutter Group in 1982, a management consulting company that focuses on enhancing shareowner value, and currently serves as its President. Previously, Mr. McLaughlin served as President and Chief Executive Officer of Tru-Circle Corporation, an aerospace subcontractor, from November 2003 to April 2004, and as Chairman of the Board of Directors from August 2001 to February 2003, and as Chairman and Chief Executive Officer from October 2001 to April 2002 of Imperial Sugar Company. The Board believes that the Company is well served by Mr. McLaughlin’s experience as an officer and director of numerous companies and his background in financial matters.

Devin I. Murphy	50, has served as our director since July 2008. Mr. Murphy is currently a Vice Chairman in Investment Banking for Morgan Stanley. Prior to joining Morgan Stanley in November 2009, Mr. Murphy was a Managing Partner of Coventry Real Estate Advisors, a real estate private equity firm founded in 1998 which sponsors institutional investment funds. Prior to joining Coventry Real Estate Advisors, LLC in March 2008, Mr. Murphy was the Global Head of Real Estate Investment Banking at Deutsche Bank Securities, Inc. from 2004 to 2007. Prior to joining Deutsche Bank, he was at Morgan Stanley & Company for 14 years in a variety of roles, including as Co-Head North American Real Estate Investment Banking and Global Head of the firm’s Real Estate Private Capital Markets Group. The Company believes that it is well served by Mr. Murphy’s extensive experience in financial real estate matters.

D. Fleet Wallace	43, has served as our director since December 2007. Mr. Wallace also had served as a director of NNN Realty Advisors, Inc. (“NNN”) from November 2006 to December 2007. Mr. Wallace is a principal and co-founder of McCann Realty Partners, LLC, an apartment investment company focusing on garden apartment properties in the Southeast formed in 2004. From April 1998 to August 2001, Mr. Wallace served as corporate counsel and assistant secretary of United Dominion Realty Trust, Inc., a publicly-traded real estate investment trust. From September 1994 to April 1998, Mr. Wallace was in the private practice of law with McGuire Woods in Richmond, Virginia. Mr. Wallace has also served as a Trustee of G REIT Liquidating Trust since January 2008. The Company believes that it is well served by Mr. Wallace’s perspective as a principal of a real estate investment company.

Rodger D. Young	64, has served as our director since April 2003. Mr. Young has been a name partner of the law firm of Young & Susser, P.C. since its founding in 1991, a boutique firm specializing in commercial litigation with offices in Southfield, Michigan and New York City. In 2001, Mr. Young was named Chairman of the Bush Administration’s Federal Judge and U.S. Attorney Qualification Committee by Governor John Engler and Michigan’s Republican Congressional Delegation. Mr. Young is a member of the American College of Trial Lawyers and was listed in the 2007 edition of Best Lawyers of America . Mr. Young was named by Chambers International and by Best Lawyers in America as one of the top commercial litigators in the United States. The Company believes that it is well served by Mr. Young’s commercial experience and acumen in legal and financial matters.

Communications with the Directors

Shareowners, employees and others interested in communicating with the Chairman of the Board may do so by writing to C. Michael Kojaian, c/o Corporate Secretary, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. Shareowners, employees and others interested in communicating with any of the other directors of ours may do so by writing to such director, c/o Corporate Secretary, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Information About Executive Officers

Thomas P. D’Arcy has served as our President and Chief Executive Officer since November 16, 2009. For information on Mr. D’Arcy see “Information about the Directors” above. In addition to Mr. D’Arcy, the following are our current executive officers:

Michael J. Rispoli	38, has served as our Executive Vice President and Chief Financial Officer since August 2010 and as our investment subsidiaries since 2008, and senior vice president, Strategic Planning and Investor Relations, since Grubb & Ellis’ merger with NNN Realty Advisors in December 2007. From 2000 to 2007, Mr. Rispoli was executive director and corporate controller at Conexant Systems, a publicly traded semiconductor company and Globespan Virata, Inc., an entity that merged with Conexant in 2004. He began his career at PricewaterhouseCoopers LLP in 1993. Mr. Rispoli is a Certified Public Accountant and holds a bachelor’s degree from Seton Hall University.

Mathieu B. Streiff	35, has served as our Executive Vice President, General Counsel and Corporate Secretary since October 2010. He joined Grubb & Ellis Realty Investors, LLC, our indirect wholly owned subsidiary, in March 2006 as the firm’s real estate counsel responsible for structuring and negotiating property acquisitions, financings, joint ventures and disposition transactions. He was promoted to chief real estate counsel and senior vice president, investment operations in 2009. In this role, his responsibility was expanded to include the structuring and strategic management of our securitized real estate investment platforms. Prior to joining us, Mr. Streiff was an associate in the real estate department of Latham & Watkins LLP in New York. Mr. Streiff received a juris doctorate from Columbia University Law School and a bachelor’s degree from the University of California, Berkeley. He is a member of the New York State Bar Association.

Jeffrey T. Hanson	40, has served as our Chief Investment Officer since December 2007. He has served as Chief Investment Officer of NNN since November 2006 and as a director since November 2008 and joined Grub & Ellis Realty Investors in July 2006 and has served as its President and Chief Investment Officer since November 2007. Mr. Hanson has also served as the President and Chief Executive Officer of Realty since July 2006 and as Chairman since April 2007. Mr. Hanson also has served as Chief Executive Officer and Chairman of the Board of Grubb & Ellis Healthcare REIT II, Inc. since January 2009. Mr. Hanson has served as President and Chief Executive Officer for Grubb & Ellis Equity Advisors since June 2009. From December 1997 to July 2006, Mr. Hanson was a Senior Vice President with the Grubb & Ellis Institutional

Investment Group in our Newport Beach office. Mr. Hanson served as a real estate broker with CB Richard Ellis from 1996 to December 1997. Mr. Hanson formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors.

Jacob Van Berkel	50, has served as our Executive Vice President and Chief Operating Officer since February 2008 and President, Real Estate Services since May 2008. Mr. Van Berkel oversees operations and business integration for Grubb & Ellis, having joined NNN in August 2007 to assist with the merger of the two companies. He is responsible for the strategic direction of all Grubb & Ellis’ brokerage operations, marketing and communications, research and other day-to-day operational activities. He has 25 years of experience, including more than four years at CB Richard Ellis as senior vice president, human resources as well as in senior global human resources, operations and sales positions with First Data Corporation, Gateway Inc. and Western Digital.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and shareowners holding ten percent (10%) or more of our voting securities (“Insiders”) to file with the SEC reports showing their ownership and changes in ownership of our securities, and to send copies of these filings to us. To our knowledge, based upon review of copies of such reports furnished to us and upon written representations that we have received to the effect that no other reports were required during the year ended December 31, 2010, the Insiders complied with all Section 16(a) filing requirements applicable to them with the following exceptions.

Each of Messrs. D’Arcy, Engel and Rispoli failed to report one transaction in fiscal year 2010, in each case, with respect to the withholding for tax purposes of such person’s restricted shares upon vesting. Each of Messrs. Rispoli and Streiff failed to report one transaction thus far for fiscal year 2011 with respect to the withholding for tax purposes of their restricted shares upon vesting. Mr. Hanson failed to report a total of three transactions, one in each of fiscal years 2008, 2009 and 2010. In fiscal year 2008, Mr. Hanson failed to report the vesting of certain restricted shares of our common stock and in fiscal years 2009 and 2010, Mr. Hanson failed to report the withholding for tax purposes of certain other of Mr. Hanson’s restricted shares that had vested. Mr. Van Berkel failed to report one transaction in fiscal 2008, three transactions in fiscal 2009, three transactions in fiscal 2010 and one transaction thus far for fiscal year 2011, in each case, with respect to the withholding for tax purposes of his restricted shares upon vesting.

Code of Ethics

We have adopted, and revised effective January 25, 2008, a code of business conduct and ethics (“Code of Business Conduct and Ethics”) that applies to all of our directors, officers, employees and independent contractors, including our principal executive officer, principal financial officer and controller and complies with the requirements of the Sarbanes-Oxley Act of 2002 and the NYSE listing requirements. The January 25, 2008 revision was effected to make the Code of Business Conduct and Ethics consistent with the January 25, 2008 amendment to our by-laws so as to provide that members of the board of directors who are not an employee or executive officer of us have the right to directly or indirectly engage in the same or similar business activities or lines of business as us, or any of our subsidiaries, including those business activities or lines of business deemed to be in competition with us or any of our subsidiaries. In the event that a non-management director acquires knowledge, other than as a result of his or her position as a director with us, of a potential transaction or matter that may be a corporate opportunity for us, or any of our subsidiaries, such non-management director shall be entitled to offer such corporate opportunity to us as such non-management director deems appropriate under the circumstances in their sole discretion.

Our Code of Business Conduct and Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the code, and accountability. In addition, we maintain an Ethics Hotline with an outside service provider in order to assure compliance with the so-called “whistle blower” provisions of the Sarbanes Oxley Act of 2002. This toll-free hotline and confidential web-site provide officers, employees and independent contractors with a means by which issues can be communicated to management on a confidential basis. A copy of our Code of Business Conduct and Ethics is available on our website at www.grubb-ellis.com and upon request and without charge by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Board Leadership Structure, Executive Sessions of Non-Management Directors

Mr. D’Arcy currently serves as our chief executive officer and Mr. Kojaian, a non-management director, serves as Chairman of the Board. The Board has chosen to separate the principal executive officer and Board chair positions because it believes that independent oversight of management is an important component of an effective Board and this structure benefits the interests of all shareowners.

Our non-management directors meet without management present at each of the Board’s regularly scheduled in-person meetings. If the Board convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. The Chairman of the Board, Mr. Kojaian, who is a non-management director, presides over executive sessions of the Board.

Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board implements its risk oversight function both as a whole and through its Committees. In particular:

The Audit Committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters. The Audit Committee meets in executive session with each of our Chief Financial Officer, Vice President of Internal Audit and with representatives of our independent registered public accounting firm.

The Compensation Committee manages risks related to our compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs and engages the services of compensation consultants to ensure that it adopts appropriate levels of compensation commensurate with industry standards.

The Governance and Nominating Committee oversees risks related to corporate governance and the selection of Board nominees.

Each of the Committee Chairs reports to the full Board regarding materials risks as deemed appropriate.

Corporate Governance Guidelines

Effective July 6, 2006, the Board adopted corporate governance guidelines to assist the Board in the performance of its duties and the exercise of its responsibilities. Our Corporate Governance Guidelines are available on our website at www.grubb-ellis.com and printed copies may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705.

Audit Committee

The Audit Committee of the Board is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the rules thereunder. The Audit Committee operates under a written charter adopted by the Board of

Directors. The charter of the Audit Committee was last revised effective January 28, 2008 and is available on our website at www.grubb-ellis.com and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. The members of the Audit Committee as of December 31, 2010 are Robert J. McLaughlin, Chair, D. Fleet Wallace and Rodger D. Young. The Board has determined that the members of the Audit Committee are independent under the NYSE listing requirements and the Exchange Act and the rules thereunder, and that Mr. McLaughlin is an audit committee financial expert in accordance with rules established by the SEC.

Corporate Governance and Nominating Committee

The functions of our Corporate Governance and Nominating Committee are to assist the Board with respect to: (i) director qualification, identification, nomination, independence and evaluation; (ii) committee structure, composition, leadership and evaluation; (iii) succession planning for the CEO and other senior executives; and (iv) corporate governance matters. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board, which is available on our website at www.grubb-ellis.com and printed copies of which may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. The members of the Corporate Governance and Nominating Committee as of December 31, 2010, are Rodger D. Young, Chair, and Devin I. Murphy. The Board has determined that Messrs. Young and Murphy are independent under the NYSE listing requirements and the Exchange Act and the rules thereunder.

Director Nominations

The Corporate Governance and Nominating Committee consider candidates for director who are recommended by its members, by other Board members, by shareowners and by management. The Corporate Governance and Nominating Committee evaluates director candidates recommended by shareowners in the same way that it evaluates candidates recommended by its members, other members of the Board, or other persons. The Corporate Governance and Nominating Committee considers all aspects of a candidate’s qualifications in the context of our needs at that point in time with a view to creating a Board with a diversity of experience and perspectives. Among the qualifications, qualities and skills of a candidate considered important by the Corporate Governance and Nominating Committee are a commitment to representing the long-term interests of the shareowners; an inquisitive and objective perspective; the willingness to take appropriate risks; leadership ability; personal and professional ethics, integrity and values; practical wisdom and sound judgment; business and professional experience in fields such as real estate, finance and accounting; and geographic, gender, age and ethnic diversity.

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

Certifications

On January 8, 2011, we certified to the NYSE that we were not aware of any violation by us of the corporate governance listing standards of the NYSE. We have filed with the SEC, as an exhibit to this Annual Report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion and analysis describes the governance and oversight of our executive compensation programs and the material elements of compensation paid or awarded to those who served as our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers during the period from January 1, 2010 through December 31, 2010 (collectively, the “named executive officers” or “NEOs” and individually, a “named executive officer” or “NEO”). The specific amounts and material terms of such compensation paid, payable or awarded are disclosed in the tables and narrative included in this section of this Annual Report. The compensation disclosure provided with respect to our NEOs and directors with respect to calendar years 2010, 2009 and 2008 represent their full year’s compensation incurred by us with respect to each calendar year.

Compensation Committee

The Board of Directors has delegated to the Compensation Committee oversight responsibilities for our executive compensation programs. The Compensation Committee determines our policy and strategies with respect to executive compensation taking into account certain factors that the Compensation Committee deems appropriate such as (a) compensation elements that will enable us to attract and retain executive officers who are in a position to achieve our strategic goals which are in turn designed to enhance shareowner value, and (b) our ability to compensate our executives in relation to our profitability and liquidity.

The Compensation Committee approves, subject to further, final approval by the full Board of Directors, (a) all compensation arrangements and terms of employment, and any material changes to the compensation arrangements or terms of employment, for the NEOs and certain other key employees (including employment agreements and severance arrangements), and (b) the establishment of, and changes to, equity-based awards programs. In addition, each calendar year, the Compensation Committee approves the annual incentive goals and objectives of each NEO and certain other key employees, evaluates the performance of each NEO and certain other key employees against the approved performance goals and objectives applicable to him or her, determines whether and to what extent any incentive awards have been earned by each NEO, and makes recommendations to our Board of Directors regarding the approval of incentive awards. Consistent with the Compensation Committee’s objectives, our overall compensation program is structured to attract, motivate and retain highly qualified executives by paying them competitively and tying their compensation to our success as a whole and their contribution to our success. The Compensation Committee also provides general oversight of our employee benefit and retirement plans.

The Compensation Committee operates under a written charter adopted by the full Board, revised effective as of December 10, 2007, and available on our website at www.grubb-ellis.com. Printed copies may be obtained upon request by contacting Investor Relations, Grubb & Ellis Company, 1551 North Tustin Avenue, Suite 300, Santa Ana, California 92705. The members of the Compensation Committee as of December 31, 2010 are D. Fleet Wallace, Chair, Robert J. McLaughlin and Rodger D. Young. The Board has determined that Messrs. Wallace, McLaughlin and Rodgers are independent under the NYSE listing requirements and the Exchange Act and the rules there under.

Use of Consultants

Under our charter, the Compensation Committee has the power to select, retain, compensate and terminate any compensation consultant it determines is useful in the fulfillment of the Compensation Committee’s responsibilities. The Compensation Committee also has the authority to seek advice from internal or external legal, accounting or other advisors.

In June 2009, the Compensation Committee engaged Mercer (US), Inc. to develop recommendations for the compensation packages and key features of the ongoing compensation packages for our Section 16(b) executive officers. The Compensation Committee directed Mercer to collect and review documentation on existing compensation programs, determine overall objectives for the 16(b) compensation packages, analyze relevant market information, outline a mix of salary, annual and long-term incentives, and develop proposals for the design and implementation of a recommended compensation program.

The Compensation Committee did not engage any compensation consultants with respect to any fiscal year 2010 compensation matters.

Role of Executives in Establishing Compensation

In advance of each Compensation Committee meeting, our Chief Executive Officer or our Chief Operating Officer works with the Compensation Committee Chairman to set the meeting agenda. The Compensation Committee periodically consults with our Chief Executive Officer with respect to the hiring of the other NEOs and the hiring and compensation of certain other key employees.

Certain Compensation Committee Activity

The Compensation Committee met five times during the year ended December 31, 2010 and in fulfillment of our obligations, among other things, determined on December 3, 2008, based upon a recommendation of Christenson Advisors, LLC, that the cash retainer for independent, non-management directors of $50,000 per annum would remain the same as would the Board Meeting and Committee Meeting fees of $1,500 per meeting. Similarly, the Compensation Committee determined that the Audit Chair retainer, the Compensation Chair retainer and the Governance Chair retainer would remain constant at $15,000, $10,000 and $7,500 per annum, respectively.

Compensation Philosophy, Goals and Objectives

As a commercial real estate services company, we are a people-oriented business which strives to create an environment that supports our employees in order to achieve our growth strategy and other goals established by our Board so as to increase shareowner value over the long term.

The primary goals and objectives of our compensation programs are to:

•	Compensate management, key employees, independent contractors and consultants on a competitive basis in order to attract, motivate and retain high quality, high performance individuals who will achieve our short-term and long term goals;

•	Motivate and reward executive officers whose knowledge, skill and performance are critical to our success;

•	Align the interests of our executive officers and shareowners through equity-based long-term incentive awards that motivate executive officers to increase shareowner value and reward executive officers when shareowner value increases; and

•	Ensure fairness among the executive management team by recognizing contributions each executive officer makes to our success.

The Compensation Committee established these goals in order to enhance shareowner value.

We believe that it is important for variable compensation, i.e., where an NEO has a significant portion of his or her total “cash compensation” at risk, to constitute a significant portion of total compensation and that such variable compensation be designed so as to reward effective team work (through the achievement of Company-wide financial goals) as well as the achievement of individual goals (through the achievement of business unit/functional goals and individual performance goals and objectives). We believe that this dual approach best aligns the individual NEO’s interest with the interests of our shareowners.

Compensation During Term of Employment

Our compensation program for NEOs is currently comprised of four key elements — base salary, annual bonus incentive compensation, share-based compensation and a retirement plan — in addition to our profit sharing plan, personal benefits and perquisites and long term incentive plan, all of which are intended to balance the goals of achieving both short-term and long-term results that we believe will effectively align management with shareowners.

Base Salary

Amounts paid to NEOs as base salaries are included in the column captioned “Salary” in the Summary Compensation Table below. The base salary of each NEO is determined based upon their position, responsibility, qualifications and experience, and reflects consideration of both external comparison to available market data and internal comparison to other executive officers.

The base salary for an NEO is typically established by the Compensation Committee at the time of an NEO’s initial employment and may be modified during the course of employment. In the case of our Chief Executive Officer and President, Thomas P. D’Arcy, his base salary of $650,000 was determined by the Compensation Committee after reviewing advice from our outside consultant regarding market comparisons of peer group companies and other relevant factors. Each of our General Counsel, Executive Vice President and Corporate Secretary, Mathieu B. Streiff, and our Chief Financial Officer and Executive Vice President, Michael J. Rispoli, receives an annual base salary of $325,000. In the case of our former General Counsel, Executive Vice President and Corporate Secretary, Andrea R. Biller, her compensation had not been adjusted since the inception of her former employment agreement. Neither our Chief Investment Officer, Jeffrey T. Hanson, nor our former Chief Financial Officer and Executive Vice President, Richard W. Pehlke, received any base salary increases during fiscal 2010. The base salary of our Chief Operating Officer and Executive Vice President, Jacob Van Berkel, was increased from $360,000 to $425,000 in August 2010.

The base salary component is designed to constitute between 40% and 50% of total annual compensation a target for the NEOs based upon each individual’s position in the organization and the Compensation Committee’s determination of each position’s ability to directly impact our financial results.

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

The annual cash bonus plan target for NEOs is between 50% and 200% of base salary and is designed to constitute from 20% to 50% of an NEO’s total annual target compensation. The bonus plan component is based on each individual’s role and responsibilities and the Committee’s determination of each NEO’s ability to directly impact our financial results. The 2010 annual cash bonus plan target was 200% of base salary for Mr. D’Arcy, 150% of base salary for Messrs. Hanson and Van Berkel and 100% of base salary for Messrs. Rispoli and Streiff. If the highest level of performance conditions with respect to the 2010 annual cash bonus is satisfied, then the value of the 2010 annual cash bonuses would be $1,300,000 for Mr. D’Arcy, $675,000 for Mr. Hanson, $637,500 for Mr. Van Berkel, $325,000 for Mr. Rispoli, and $325,000 for Mr. Streiff.

No annual cash bonus plan payments were made to the NEOs for fiscal year 2010 and 2009, except for Mr. D’Arcy’s guaranteed bonus for 2010 of $1.3 million, which we expect to pay no later than December 31,

2011. On March 10, 2010, the Compensation Committee awarded to each of Messrs. Pehlke, Hanson and Van Berkel a cash bonus of $400,000 (which is inclusive of any other bonuses that would otherwise be payable to any of them with respect to 2009) for 2009 performance and retention through the first quarter of 2010. Such bonuses were paid to each of Messrs. Pehlke, Hanson and Van Berkel during 2010.

The Compensation Committee reviews each NEO’s bonus plan annually. Annual Company EBITDA targets are determined in connection with the annual calendar-year based budget process. A minimum threshold of 80% of such EBITDA targets must be achieved before any payment is awarded with respect to this component of bonus compensation. At the end of each calendar year, the Chief Executive Officer reviews the performance of each of the other NEOs and certain other key employees against the financial objectives and against their personal goals and objectives and makes recommendations to the Compensation Committee for payments on the annual cash bonus plan. The Compensation Committee reviews the recommendations and forwards these to the Board for final approval of payments under the plan.

Share-based Compensation and Incentives

The compensation associated with stock awards granted to NEOs is included in the Summary Compensation Table and other tables below (including the charts that show outstanding equity awards). On March 10, 2010, the Compensation Committee granted 1,000,000 restricted shares of common stock to each of Jeffrey T. Hanson and Jacob Van Berkel, subject to such terms and conditions as described further below.

Equity grants to NEOs are intended to align management with the long-term interests of our shareowners and to have a retentive effect upon our NEOs. The Compensation Committee and the Board of Directors approve all equity grants to NEOs.

Retirement Plans

The amounts paid to our NEOs under the retirement plan are included in the column captioned “All Other Compensation” in the Summary Compensation Table directly below. We have established and maintain a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”) to cover our eligible employees including our NEOs. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a tax deferred basis through contributions to our 401(k) plan. Our 401(k) plan is intended to constitute a qualified plan under Section 401(k) of the Code and our associated trust is intended to be exempt from federal income taxation under Section 501(a) of the Code. We make discretionary matching contributions to the 401(k) plan for the benefit of our employees including our NEOs. In April 2009, our matching contributions to the 401(k) plan were suspended.

Profit Sharing Plan

We established a profit sharing plan for our employees; pursuant to which provided matching contributions. Generally, all employees were eligible to participate following one year of service with us. Matching contributions were made in our sole discretion. Participants’ interests in their respective contribution account vest over 4 years, with 0.0% vested in the first year of service, 25.0% in the second year, 50.0% in the third year and 100.0% in the fourth year. The Profit Sharing Plan was terminated on December 31, 2007.

Personal Benefits and Perquisites

The amounts paid to our NEOs for personal benefits and perquisites are included in the column captioned “All Other Compensation” in the Summary Compensation Table below. Perquisites to which all of our NEOs are entitled include health, dental, life insurance, long-term disability, profit-sharing and a 401(k) savings plan, and 100% of the premium cost of health insurance for certain NEOs is paid for by us.

Long Term Incentive Plan

On May 1, 2008, the Compensation Committee adopted the Long Term Incentive Plan (“LTIP”) of Grubb & Ellis Company, effective January 1, 2008, designed to reward the efforts of our executive officers to successfully attain our long-term goals by directly tying the executive officers’ compensation to Company-wide and individual results. During fiscal year 2010 no named executive officer received an award under the LTIP.

The LTIP is divided into two components: (i) annual long-term incentive target which comprises 50% of the overall target, and (ii) multi-year annual incentive target which comprises the other 50%.

Awards under the LTIP are earned by performance during a given fiscal year and continued employment through the date such awards are granted, usually in March, for annual long-term incentive awards or though the conclusion of the three-year performance period for multi-year long term incentive awards (“Grant Date”). All awards are paid in shares of our common stock, subject to our right to distribute cash or other non-equity forms of compensation in lieu of our common stock.

The annual long-term incentive target is broken down into three components: (i) absolute shareholder return (30%); corporate EBITDA (35%); and individual performance priorities (35%). Vesting of awards upon achievement of the annual long-term incentive targets is as follows: (i) 33.33% of the restricted shares of our common stock will vest on the Grant Date; (ii) 33.33% will vest in the first anniversary of the Grant Date; and (iii) the remaining 33.33% will vest on the second anniversary of the Grant Date.

The multi-year long-term incentive target is broken down into two components: (i) absolute shareholder return (50%); and relative total shareholder return (50%). Vesting of wards upon achievement of the multi-year long-term incentive awards is as follows: (i) 50% of the restricted shares of our common stock will be paid on the Grant Date; and (ii) 50% on the first year anniversary of the Grant Date.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the calendar years ended December 31, 2010, 2009 and 2008 earned by or paid to our named executive officers for such full calendar years.

								Change
								in
								Pension
							Non-	Value
							Equity	And
							Incentive	Nonqualified
Name and					Stock	Option	Plan	Deferred	All other
Principal		Salary	Bonus		Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)		($)(12)	($)(13)	($)	Earnings	($)(14)	Total

Thomas P. D’Arcy(1)	2010	$652,500	$1,300,000	(8)	$—	$—	$—	$—	$662	$1,953,162
Chief Executive Officer and President	2009	81,250	—		2,720,000	—	—	—	35,058	2,836,308

Michael J. Rispoli(2)	2010	282,500	25,000	(9)	—	—	—	—	259	307,759
Chief Financial Officer and Executive Vice President

Matthew A. Engel(3)	2010	277,820	25,000	(9)	—	—	—	—	288	303,108
Former Interim Chief Financial Officer, Current Executive Vice President and Chief Accounting Officer

Richard W. Pehlke(4)	2010	514,807	200,000		—	—	—	—	1,237	716,044
Former Executive	2009	343,750	200,000	(10)	—	—	—	—	7,759	551,509
Vice President and Chief Financial Officer	2008	375,000	—		642,750	—	—	—	8,577	1,026,327

Mathieu B. Streiff(5)	2010	264,808	—		—	—	—	—	259	265,067
Executive Vice President, General Counsel and Corporate Secretary

Andrea R. Biller(6)	2010	292,153	—		—	—	—	—	523,571	815,724
Former Executive	2009	366,667	—		—	—	—	—	369,335	736,002
Vice President,	2008	400,000	—		—	—	—	—	675,234	1,075,234
General Counsel and Corporate Secretary

Jeffrey T. Hanson	2010	406,557	200,000	(10)	1,732,500	—	—	—	236,687	2,575,744
Chief	2009	412,500	200,000	(10)	—	—	—	—	378,702	991,202
Investment Officer	2008	391,667	250,000	(11)	—	—	—	—	560,968	1,202,635

Jacob Van Berkel(7)	2010	394,135	190,000	(10)	1,732,500	—	—	—	662	2,317,297
Chief Operating	2009	366,667	200,000	(10)	—	—	—	—	2,383	569,050
Officer and Executive Vice President	2008	380,000	—		664,600	—	—	—	5,050	1,049,650

(1)	Mr. D’Arcy has served as the Chief Executive Officer and President since November 16, 2009. Mr. D’Arcy is entitled to receive target bonus cash compensation of up to 200% of his base salary based upon annual performance goals to be established by our Compensation Committee. Mr. D’Arcy is guaranteed a cash bonus with respect to the 2010 calendar year of 200% of base salary, but there is no guaranteed bonus with respect to any subsequent year. In addition, there is no cash bonus compensation with respect to the period commencing on November 16, 2009 and continuing up to and through December 31, 2009.

(2)	Mr. Rispoli has served as our Chief Financial Officer and Executive Vice President from August 2010. Mr. Rispoli is entitled to receive target bonus cash compensation of up to 150% of his base salary based upon annual performance goals to be established by our Compensation Committee.

(3)	Mr. Engel served as our Interim Chief Financial Officer from May 2010 to August 2010.

(4)	Mr. Pehlke served as the Chief Financial Officer from February 2007 until May 2, 2010.

(5)	Mr. Streiff has served as our Executive Vice President, Corporate Secretary and General Counsel since October 28, 2010. Mr. Streiff is entitled to receive target bonus cash compensation of up to 100% of his base salary based upon annual performance goals to be established by our Compensation Committee.

(6)	Ms. Biller served as our Executive Vice President, Corporate Secretary and General Counsel until October 28, 2010.

(7)	Mr. Van Berkel has served as our Chief Operating Officer and Executive Vice President from since March 2008.

(8)	Amount includes a guaranteed bonus for 2010 of $1,300,000, which we expect to pay no later than December 31, 2011.

(9)	Amount includes a special bonus of $25,000 that was awarded to each of Messrs. Rispoli and Engel for their efforts in connection with the Convertible Notes offering.

(10)	Amount includes a portion of the special bonus of $400,000 that was awarded to each of Messrs. Pehlke, Hanson and Van Berkel on March 10, 2010. Specifically, fifty percent (50%) of such special bonus was in recognition of 2009 performance and fifty percent (50%) was in connection with the retention of such executive’s services through the first quarter of 2010. The entire special bonus is payable in 2010. Such amount is inclusive of any other bonus compensation that might otherwise be payable to any of them with respect to 2009.

(11)	Amount includes a special bonus of $250,000. The 2008 special bonus was paid in January 2010.

(12)	The amounts shown are the aggregate grant date fair value related to the grants of restricted stock.

(13)	The amounts shown are the aggregate grant date fair value related to the grants of stock options.

(14)	All other compensation includes the following:

		Severance					Medical			Profit-Sharing
		and Paid				Tax Gross	and	401(k) Plan		Plan
		Time Off at	Living		Travel	Up	Dental	Company	Life Insurance	Company	Cash
		Termination	Expenses		Expenses	Payment	Premiums	Contributions	Coverage	Contributions	Distributions	Total
Named Executive Officer	Year	($)	($)		($)	($)	($)	($)	($)	($)	($)(16)	($)

Thomas P. D’Arcy	2010	$—	$—		$—	$—	$—	$—	$662	$—	$—	$662
	2009	—	35,000	(15)	—	—	—	—	58	—	—	35,058
Michael J. Rispoli	2010	—	—		—	—	—	—	259	—	—	259
Matthew A. Engel	2010	—	—		—	—	—	—	288	—	—	288
Richard W. Pehlke	2010	—	—		—	—	—	—	1,237	—	—	1,237
	2009	—	—		—	—	6,469	—	1,290	—	—	7,759
	2008	—	—		—	—	7,287	—	1,290	—	—	8,577
Mathieu B. Streiff	2010	—	—		—	—	—	—	259	—	—	259
Andrea R. Biller	2010	249,231	—		—	—	1,568	—	1,650	—	271,122	523,571
	2009	—	—		—	—	4,925	—	1,980	—	362,430	369,335
	2008	—	—		—	—	4,621	—	1,290	—	669,323	675,234
Jeffrey T. Hanson	2010	—	—		—	—	6,792	—	208	—	229,687	236,687
	2009	—	—		—	—	14,176	1,826	270	—	362,430	378,702
	2008	—	—		—	—	13,179	—	270	—	547,519	560,968
Jacob Van Berkel	2010	—	—		—	—	—	—	662	—	—	662
	2009	—	—		—	—	—	1,933	450	—	—	2,383
	2008	—	—		—	—	—	4,600	450	—	—	5,050

(15)	Mr. D’Arcy received a one-time cash payment as reimbursement for all of his out-of-pocket transitory relocation expenses, including transitory housing and travel expenses for six months.

(16)	Includes (i) cash distributions based on membership interests of $41,435, $0 and $121,804 earned by Ms. Biller from Grubb & Ellis Apartment Management, LLC for each of the calendar years ended December 31, 2010, 2009 and 2008, respectively; and (ii) cash distributions based on membership interests of $229,687, $362,430 and $547,519 earned by each of Mr. Hanson and Ms. Biller from Grubb & Ellis Healthcare Management, LLC for each of the calendar years ended December 31, 2010, 2009 and 2008, respectively.

Grants of Plan-Based Awards

The following table sets forth information regarding the grants of plan-based awards made to our NEOs for the fiscal year ended December 31, 2010.

		All Other	All Other
		Stock	Option
		Awards:	Awards:	Exercise or	Grant Date
		Number of	Number of	Base Price	Fair
		Shares of	Securities	of Option	Value of Stock
	Grant	Stock or	Underlying	Awards	and Option
Name	Date	Units	Options	($/Share)	Awards($)(1)

Thomas P. D’Arcy	—	—	—	$—	$
Michael J. Rispoli	—	—	—	—	—
Matthew A. Engel	—	—	—	—	—
Richard W. Pehlke	—	—	—	—	—
Mathieu B. Streiff	—	—	—	—	—
Andrea R. Biller	—	—	—	—	—
Jeffrey T. Hanson	03/10/10	1,000,000 (2)	—	—	1,732,500
Jacob Van Berkel	03/10/10	1,000,000 (2)	—	—	1,732,500

(1)	The grant date fair value of the shares of restricted stock and stock options granted were computed in accordance with the requirements of the Compensation — Stock Compensation Topic.

(2)	In March 2010, each of Messrs. Hanson and Van Berkel were awarded 1,000,000 shares of restricted stock. 500,000 of the restricted shares awarded to each of Mr. Hanson and Mr. Van Berkel are subject to vesting over 3 years in equal annual increments of one-third each, commencing on the one year anniversary of the March 10, 2010 grant date and which have a grant date fair value of $1.87 per share. The other 500,000 restricted shares are subject to vesting based on the market price of our common stock during the 3-year period beginning March 10, 2010 — of which 250,000 restricted shares have a grant date fair value of approximately $1.68 per share and the other 250,000 restricted shares have a grant date fair value of approximately $1.51 per share. Specifically, (i) in the event that for any 30 consecutive trading days during the 3 year period following the March 10, 2010 grant date the volume weighted average closing price per share of our common stock is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the 3 year period following the March 10, 2010 grant date the volume weighted average closing price per share of our common stock is at least $6.00, then the remaining 50% of such restricted shares shall vest.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards held our named executive officers at December 31, 2010:

	Option Awards				Stock Awards
							Market
							Value
	Number of	Number of			Number of		of Shares
	Securities	Securities			Shares or		or Units
	Underlying	Underlying			Units of		of Stock
	Unexercised	Unexercised	Option	Option	Stock that		That
	Options	Options	Exercise	Expiration	Have Not		Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested		Vested(1)

Thomas P. D’Arcy	—	—	—	—	1,666,667	(4)	$2,213,334
Michael J. Rispoli	—	—	—	—	3,333		$22,298
	—	—	—	—	50,000		$45,000
Matthew A. Engel	—	—	—	—	10,000		$12,600
	—	—	—	—	10,000		$9,000
Richard W. Pehlke(2)	25,000 (5)	—	$11.75	03/31/2011	—		$—
Mathieu B. Streiff	10,560 (6)	—	$11.36	01/23/2017	3,333		$22,298
	—	—	—	—	66,666		$46,000
Andrea R. Biller(3)	35,200 (7)	—	$11.36	01/22/2011	—		$—
Jeffrey T. Hanson	22,000 (8)	—	$11.36	11/16/2016	1,000,000	(9)	$1,732,500
Jacob Van Berkel	—	—	—	—	26,667		$117,601
	—	—	—	—	40,000	(10)	$50,400
	—	—	—	—	1,000,000	(9)	$1,732,500

(1)	The grant date fair value of the shares of restricted stock is computed in accordance with the requirements of the Compensation — Stock Compensation Topic, is reflected in the Grants of Plan-Based Awards table. Grants of restricted stock were made pursuant to either our 2006 Omnibus Equity Plan or NNN’s 2006 Long Term Incentive Plan, except for grants made to Mr. D’Arcy.

(2)	Mr. Pehlke resigned as our Executive Vice President and Chief Financial Officer on May 3, 2010 and his employment was terminated on December 31, 2010. Outstanding unexercised options expire 3 months after termination. Accordingly, Mr. Pehlke’s options are set to expire on March 31, 2011.

(3)	Ms. Biller ceased to serve as our Executive Vice President, Corporate Secretary and General Counsel upon the termination of her employment on October 22, 2010. Outstanding unexercised options expire 3 months after termination. Accordingly, Ms. Biller’s options expired on January 22, 2011.

(4)	Amounts shown represent 1,666,667 of 2,000,000 restricted shares of our common stock that were awarded on November 16, 2009. 1,000,000 of the restricted shares awarded to Mr. D’Arcy are subject to vesting over 3 years in equal annual increments of one-third each, commencing on the day immediately preceding the 1 year anniversary of the grant date (November 16, 2009). The other 1,000,000 restricted shares are subject to vesting based upon the market price of our common stock during the 3 year period beginning November 16, 2009. Specifically, (i) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of our common stock is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the 3 year period commencing November 16, 2009 the volume weighted average closing price per share of our common stock is at least $6.00, then the remaining 50% of such restricted shares shall vest.

(5)	Includes stock options to acquire 22,000 shares of the common stock for $11.36 per share. These options vested and became exercisable with respect to one-third of the underlying shares of our common stock on each of November 16, 2006, November 16, 2007 and November 16, 2008 and have a maximum term of ten years.

(6)	Includes stock options to acquire 10,560 shares of the common stock for $11.36 per share. These options vested and became exercisable with respect to one-third of the underlying shares of our common stock on each of January 23, 2008, January 23, 2009 and January 23, 2010 and have a maximum term of ten years.

(7)	Includes stock options to acquire 35,200 shares of the common stock for $11.36 per share. These options vested and became exercisable with respect to one-third of the underlying shares of our common stock on each of November 16, 2006, November 16, 2007 and November 16, 2008 and have a maximum term of ten years.

(8)	Includes stock options to acquire 22,000 shares of the common stock for $11.36 per share. These options vested and became exercisable with respect to one-third of the underlying shares of our common stock on each of November 16, 2006, November 16, 2007 and November 16, 2008 and have a maximum term of ten years.

(9)	Includes the restricted stock grant of 1,000,000 shares awarded to each of Messrs. Hanson and Van Berkel on March 10, 2010 of which 500,000 restricted shares are subject to vesting over three years in equal annual installments of one-third each, commencing on the one year anniversary of March 10, 2010. The remaining 500,000 of such restricted shares are subject to vesting based upon the market price of our common stock during the three year period commencing March 10, 2010. On March 10, 2010, the closing price for our common stock was $1.87.

(10)	Includes 40,000 restricted shares of our common stock that will vest on December 3, 2011, subject to continued service.

Options Exercises and Stock Vested

The following table sets forth summary information regarding exercise of stock options and vesting of restricted stock held by our named executive officers during the year ended December 31, 2010:

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on		Value realized on
Name	Exercise	Exercise ($)	Vesting		Vesting ($)

Thomas P. D’Arcy	—	$—	333,333	(1)	$363,333	(2)
Michael J. Rispoli	—	—	2,933	(3)	3,021	(4)
Matthew A. Engel	—	—	5,000	(5)	5,750	(6)
Richard W. Pehlke	—	—	25,000	(7)	39,500	(8)
			39,667	(9)	45,617	(6)
Mathieu B. Streiff	—	—	3,333	(10)	6,366	(11)
			33,334	(12)	44,334	(13)
			4,400	(14)	4,532	(4)
Andrea R. Biller	—	—	8,800	(15)	9,064	(4)
Jeffrey T. Hanson	—	—	5,867	(16)	6,043	(4)
Jacob Van Berkel	—	—	5,867	(17)	6,923	(18)
			26,666	(19)	42,132	(8)
			40,000	(20)	46,000	(6)

(1)	Amount shown represents 333,333 restricted shares of our common stock that vested on November 15, 2010.

(2)	On November 15, 2010, the closing price of a share of our common stock on the NYSE was $1.09

(3)	Amount shown represents 2,933 restricted shares of our common stock that vested on June 27, 2010.

(4)	On June 25, 2010, the closing price of a share of our common stock on the NYSE was $1.03.

(5)	Amount shown represents 5,000 restricted shares of our common stock that vested on December 3, 2010.

(6)	On December 2, 2010, the closing price of a share of our common stock on the NYSE was $1.15.

(7)	Amount shown represents 25,000 restricted shares of our common stock that vested on January 24, 2010.

(8)	On January 21, 2010, the closing price of a share of common stock on the NYSE was $1.58.

(9)	Amount shown represents 39,667 restricted shares of our common stock that vested on December 3, 2010.

(10)	Amount shown represents 3,333 restricted shares of our common stock that vested on March 12, 2010.

(11)	On March 11, 2010, the closing price of a share of common stock on the NYSE was $1.91.

(12)	Amount shown represents 33,334 restricted shares of our common stock that vested on June 3, 2010.

(13)	On June 2, 2010, the closing price of a share of common stock on the NYSE was $1.33.

(14)	Amount shown represents 4,400 restricted shares of our common stock that vested on June 27, 2010.

(15)	Amount shown represents 8,800 restricted shares of our common stock that vested on June 27, 2010.

(16)	Amount shown represents 5,867 restricted shares of our common stock that vested on June 27, 2010.

(17)	Amount shown represents 5,867 restricted shares of our common stock that vested on December 4, 2010.

(18)	On December 3, 2010, the closing price of a share of common stock on the NYSE was $1.18.

(19)	Amount shown represents 26,666 restricted shares of our common stock that vested on January 24, 2010

(20)	Amount shown represents 40,000 restricted shares of our common stock that vested on December 3, 2010

Non-Qualified Deferred Compensation

During fiscal year 2010, two NEOs were participants in the Deferred Compensation Plan (“DCP”). Messrs. Rispoli and Engel have 7,808 and 15,873 shares of phantom stock, respectively, under the DCP plan.

Contributions

Under the DCP, the participants designated by the committee administering the DCP (the “Committee”) may elect to defer up to 80% of their base salary and commissions, and up to 100% of their bonus compensation. In addition, we may make discretionary contributions to the DCP at any time on behalf of the participants. Unless otherwise specified by us, contributions shall be deemed to be invested in our common stock.

Investment Elections

Participants designate the investment funds selected by the Committee in which the participants’ deferral accounts shall be deemed to be invested for purposes of determining the amount of earnings and losses to be credited to such accounts.

Vesting

The participants are fully vested at all times in amounts credited to the participants’ deferral accounts. A participant shall vest in his or her own contribution account as provided by the Committee, but not earlier than 12 months from the date our contribution is credited to a participant’s contribution account. Except as otherwise provided by us in writing, all vesting of our contributions shall cease upon a participant’s termination of service with us and any portion of a participant’s contribution account which is unvested as of such date shall be forfeited; provided, however, that if a participant’s termination of service is the result of his or her death, the participant shall be 100% vested in his or her own contribution account(s).

Distributions

Scheduled distributions elected by the participants shall be no earlier than two years from the last day of the fiscal year in which the deferrals are credited to the participant’s account, or, if later, the last day of the fiscal year in which our contributions vest. The participant may elect to receive the scheduled distribution in a lump sum or in equal installments over a period of up to five years. Our contributions are only distributable in a lump sum.

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

In the event of a participant’s death, we shall pay to the participant’s beneficiary a death benefit equal to the participant’s vested accounts in a single lump sum within 30 days after the end of the month during which the participant’s death occurred. We may accelerate payment in the event of a participant’s “financial hardship.”

Employment Contracts and Compensation Arrangements

Thomas P. D’Arcy

Effective November 16, 2009, Thomas P. D’Arcy entered into a three-year employment agreement with us, pursuant to which Mr. D’Arcy serves as president, chief executive officer and a member of the Board. The term of the employment agreement is subject to successive one-year extensions unless either party advises the other to the contrary at least 90 days prior to the then expiration of the then current term. The employment agreement was amended on August 11, 2010 in part to extend Mr. D’Arcy’s initial term from November 16, 2012 to November 16, 2013. The employment agreement was amended again on March 15, 2011 to defer the date by which we are obligated to pay Mr. D’Arcy’s guaranteed bonus for the 2010 calendar year from March 15, 2011 to no later than December 31, 2011.

Pursuant to the employment agreement, Mr. D’Arcy was appointed to serve on our Board of Directors as a Class C Director until the 2010 annual meeting of shareowners, unless prior to such meeting, we eliminate our staggered Board, in which event Mr. D’Arcy’s appointment to the Board shall be voted on at the next annual meeting of shareowners. Mr. D’Arcy will be a nominee for election to our Board of Directors at each subsequent annual meeting of the shareowners for so long as the employment agreement remains in effect.

Mr. D’Arcy will receive a base salary of $650,000 per annum. Mr. D’Arcy is entitled to receive target bonus cash compensation of up to 200% of his base salary based upon annual performance goals to be established by our Compensation Committee. Mr. D’Arcy is guaranteed a cash bonus with respect to the 2010 calendar year of 200% of base salary, but there is no guaranteed bonus with respect to any subsequent year. In addition, there is no cash bonus compensation with respect to the period commencing on November 16, 2009 and continuing up to and through December 31, 2009.

Commencing with calendar year 2010, at the discretion of the Board, Mr. D’Arcy is also eligible to participate in a performance-based long term incentive plan, consisting of an annual award payable either in cash, restricted shares of common stock, or stock options exercisable for shares of common stock, as determined by the Compensation Committee. The target for any such long-term incentive award will be $1.2 million per year, subject to ratable, annual vesting over three years. Subject to the provisions of Mr. D’Arcy’s employment agreement, an initial long-term incentive award with respect to calendar year 2010 will be granted in the first quarter of 2011 and will vest in equal tranches of one-third each commencing on December 31, 2011. In addition, in connection with the entering into of the employment agreement, Mr. D’Arcy purchased $500,000 of Preferred Stock.

Mr. D’Arcy received a restricted stock award of 2,000,000 restricted shares of common stock, of which 1,000,000 of such restricted shares are subject to vesting over three years in equal annual increments of one-third each, commencing on the day immediately preceding the one-year anniversary of November 16, 2009. The remaining 1,000,000 such restricted shares are subject to the vesting based upon the market price of our common stock during the initial three-year term of the employment agreement. Specifically, (i) in the event that for any 30 consecutive trading days during the three year period commencing November 16, 2009 the volume weighted average closing price per share of our common stock on the exchange or market on which our shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any thirty (30) consecutive trading days during the three year period commencing November 16, 2009 the volume weighted average closing price per share of our common stock on the exchange or market on which our shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% percent of such restricted shares shall vest. Vesting with respect to all Mr. D’Arcy’s restricted shares is subject to Mr. D’Arcy’s continued employment by us, subject to the terms of a Restricted Share Agreement entered into by Mr. D’Arcy and us on November 16, 2009, and other terms and conditions set forth in the employment agreement.

Mr. D’Arcy received from us a one-time cash payment of $35,000 as reimbursement for all of his out-of-pocket transitory relocation expenses. Mr. D’Arcy was also entitled to reimbursement expenses of $100,000 incurred in relocating to our principal executive offices.

Mr. D’Arcy was also entitled to a professional fee reimbursement of up to $15,000 incurred by Mr. D’Arcy for legal and tax advice in connection with the negotiation and entering into the employment agreement.

Mr. D’Arcy is entitled to participate in our health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties. The employment agreement contains confidentiality, non-competition, no raid, non-solicitation, non-disparagement and indemnity provisions.

The employment agreement is terminable by us upon Mr. D’Arcy’s death or incapacity or for Cause (as defined in the employment agreement), without any additional compensation other than what has accrued to Mr. D’Arcy as of the date of any such termination.

In the event that Mr. D’Arcy is terminated without Cause, or if Mr. D’Arcy terminates the agreement for Good Reason (as defined in the employment agreement), Mr. D’Arcy is entitled to receive: (i) all monies due to him which right to payment or reimbursement accrued prior to such discharge; (ii) his annual base salary, payable in accordance with our customary payroll practices for 24 months; (iii) in lieu of any bonus cash compensation for the calendar year of termination, an amount equal to two times Mr. D’Arcy’s bonus cash compensation earned in the calendar year prior to termination, subject to Mr. D’Arcy’s right to receive the guaranteed bonus with respect to the 2010 calendar year regardless when the termination without Cause occurs; (iv) an amount payable monthly, equal to the amount Mr. D’Arcy paid for continuation of health insurance coverage for such month under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) until the earlier of 18 months from the termination date or when Mr. D’Arcy obtains replacement health coverage from another source; (v) the number of shares of common stock or unvested options with respect to any long-term incentive awards granted prior to termination shall immediately vest; and (vi) all Mr. D’Arcy’s restricted shares shall automatically vest.

In the event that Mr. D’Arcy is terminated without Cause or resigns for Good Reason (i) within one year after a Change of Control (as defined in the employment agreement) or (ii) within three months prior to a Change of Control, in contemplation thereof, Mr. D’Arcy is entitled to receive (a) all monies due to him which right to payment or reimbursement accrued prior to such discharge, (b) two times his base salary payable in accordance with our customary payroll practices, over a 24-month period, (c) in lieu of any bonus cash compensation for the calendar year of termination, an amount equal to two times his target annual cash bonus earned in the calendar year prior to termination, subject to Mr. D’Arcy’s right to receive the guaranteed bonus with respect to the 2010 calendar year regardless when the termination in connection with a Change of Control occurs, (d) an amount payable monthly, equal to the amount Mr. D’Arcy paid for continuation of health insurance coverage for such month under the COBRA until the earlier of 18 months from the termination date or when Mr. D’Arcy obtains replacement health coverage from another source; (e) the number of shares of common stock or unvested options with respect to any long-term incentive awards granted prior to termination shall immediately vest; and (f) Mr. D’Arcy’s restricted shares will automatically vest.

Our payment of any amounts to Mr. D’Arcy upon his termination without Cause, for Good Reason or upon a Change of Control is contingent upon Mr. D’Arcy executing our then standard form of release.

Potential Payments upon Termination or Change of Control
Thomas P. D’Arcy

		Involuntary
		Not for	Involuntary	Resignation
Executive Payments	Voluntary	Cause	for Cause	for Good	Change of	Death and
Upon Termination	Termination	Termination	Termination	Reason	Control	Disability

Severance Payments	$—	$1,300,000	$—	$1,300,000	$1,300,000	$—
Bonus Incentive Compensation	—	2,600,000	—	2,600,000	2,600,000	—
Long Term Incentive Plan	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	846,667	—	846,667	846,667	—
Performance Shares (unvested and accelerated)	—	1,270,000		1,270,000	1,270,000	—
Benefit Continuation	—	27,585	—	27,585	27,585	—
Tax Gross-Up	—	—	—	—	—	—

Total Value	$—	$6,044,252	$—	$6,044,252	$6,044,252	$—

Michael J. Rispoli

Mr. Rispoli has served as our executive vice president and chief financial officer since August 2010. In connection with Mr. Rispoli’s promotion, his annual base salary increased from $250,000 to $325,000. Mr. Rispoli is also entitled to bonus incentive cash compensation of up to 100% of his base salary based upon performance mutually-agreed upon and contingent upon our overall financial performance, and such other standard benefits afforded to our other executives.

Matthew A. Engel

Mr. Engel, our executive vice president and chief accounting officer, served as our interim chief financial officer from May 3, 2010 until Mr. Rispoli’s appointment as chief financial officer in August 2010. In August 2010, in connection with Mr. Engel’s promotion from senior vice president to executive vice president, his annual base salary increased from $260,000 to $300,000.

Richard W. Pehlke

Mr. Pehlke served as our executive vice president and chief financial officer until May 3, 2010, on which date Mr. Pehlke resigned from such positions. Mr. Pehlke remained available to us on a consulting basis for a period up to December 31, 2010.

Effective February 15, 2007, we entered into a three-year employment agreement with Mr. Pehlke pursuant to which Mr. Pehlke served as our Executive Vice President and Chief Financial Officer at an annual base salary of $350,000. In addition, Mr. Pehlke was entitled to receive target bonus cash compensation of up to 50% of his base salary based upon annual performance goals that were established by our Compensation Committee. Mr. Pehlke was also eligible to receive a target annual performance based equity bonus of 65% of his base salary based upon annual performance goals that were established by the Compensation Committee. The equity bonus was payable in restricted shares that vest on the third anniversary of the date of the grant. Mr. Pehlke was also granted stock options to purchase 25,000 shares of our common stock which have a term of 10 years, are exercisable at $11.75 per share (equal to the market price of our common stock on the date immediately preceding the grant date) and vest ratably over three years. The term of Mr. Pehlke’s employment agreement expired on February 15, 2010. Mr. Pehlke continued to be employed on an “at-will” basis through the date of his resignation.

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

Mr. Pehlke was also entitled to participate in our health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties.

In connection with Mr. Pehlke’s departure, we entered into a Consulting and Separation Arrangement and General Release of All Claims with him. This agreement provides, among other things, that in return for Mr. Pehlke’s execution of and compliance with the Consulting Agreement, including, without limitation, the provision of consultancy services and a general release of us from all claims by Mr. Pehlke, we will provide Mr. Pehlke with certain separation benefits, subject to applicable tax- and payroll- related deductions, including: (i) $200,000 on July 1, 2010 representing the second installment of Mr. Pehlke’s 2009 special bonus payment; (ii) $400,000 to be made in equal semi-monthly installments ending as of December 31, 2010 which payments shall terminate in the event Mr. Pehlke discontinues his work as a consultant for any reason prior thereto; and (iii) $37,981 representing accrued but unused PTO balance to be paid at the time of termination. Under this agreement, Mr. Pehlke also agreed to certain non-solicitation/no raid covenants.

Mathieu B. Streiff

Mr. Streiff has been our executive vice president, corporate secretary and general counsel effective as of October 28, 2010. In connection with his appointment, Mr. Streiff will receive an annualized base salary of $325,000, bonus incentive cash compensation of up to 100% of his base salary based upon performance mutually-agreed upon and contingent upon our overall financial performance, and such other standard benefits afforded to our other executives.

Andrea R. Biller

Ms. Biller served as our executive vice president, corporate secretary and general counsel until October 22, 2010.

In November 2006, we entered into an executive employment agreement with Ms. Biller pursuant to which Ms. Biller served as our General Counsel, Executive Vice President and Corporate Secretary. The agreement provides for an annual base salary of $400,000 per annum. Ms. Biller was eligible to receive an annual discretionary bonus of up to 150% of her base salary. The executive employment agreement had an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the agreement was extended automatically for an additional year unless we or Ms. Biller provided at least one year’s written notice that the term would not be extended. On October 23, 2008 we provided a notice not to extend the term of the executive employment agreement beyond our initial term and the agreement expired on November 15, 2009. Ms. Biller was employed on an “at-will” basis. In connection with the entering into of her executive employment agreement in November 2006, Ms. Biller received 114,400 shares of restricted stock and 35,200 stock options at an exercise price of $11.36 per share, one-third of which options vested on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant. Ms. Biller was entitled to participate in our health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with her duties.

In connection with Ms. Biller’s departure, we entered into a separation agreement with Ms. Biller. The separation agreement provides that, in return for Ms. Biller’s execution of and compliance with such agreement (including, without limitation, a general release of us from all claims by Ms. Biller, and her agreement to non-solicitation, non-hire and non-disparagement covenants), we will provide her with certain separation benefits, to which she would not otherwise be entitled to receive; primarily, a one-time payment of $400,000 payable in eight, equal bi-weekly installments of $50,000, starting on November 26, 2010, subject to applicable tax- and payroll- related deductions. The separation agreement further sets forth, among other things, the terms of the termination of Ms. Biller’s employment benefits and the return by Ms. Biller of our property. In addition, in connection with entering into the separation agreement, certain of our affiliated entities also entered into a separate agreement with Ms. Biller which provided for the assignment back of all Ms. Biller’s membership interests in Grubb & Ellis Apartment Management, LLC to one of our affiliates, for nominal consideration, subject to Ms. Biller’s right to receive up to $140,000 if, prior to December 2011, and when, certain asset sales transactions close and fees are paid to our affiliates, of which there can be no assurance.

Jeffrey T. Hanson

In November 2006, we entered into an executive employment agreement with Mr. Hanson pursuant to which Mr. Hanson serves as our Chief Investment Officer. The agreement provides for an annual base salary of $350,000 per annum. Mr. Hanson is eligible to receive an annual discretionary bonus of up to 100% of his base salary. The executive employment agreement has an initial term of three (3) years, and on the final day of the original term, and on each anniversary thereafter, the term of the Agreement is extended automatically for an additional year unless we or Mr. Hanson provides at least one year’s written notice that the term will not be extended. On October 23, 2008, we provided a notice not to extend the term of the executive employment agreement beyond our initial term and the agreement expired on November 15, 2009. Mr. Hanson is currently employed on an “at-will” basis.

In connection with the entering into of his executive employment agreement in November, 2006, Mr. Hanson received 44,000 shares of restricted stock and 22,000 stock options at an exercise price of $11.36 per share, one-third of which options vest on the grant date, and the remaining options vest in equal installments on the first and second anniversary date of the option grant. Mr. Hanson is entitled to receive a special bonus of $250,000 if, during the applicable fiscal year, (x) Mr. Hanson is the procuring cause of at least $25 million of equity from new sources, which equity is actually received by us during such fiscal year, for real estate investments sourced by us, and (y) Mr. Hanson is employed by us on the last day of such fiscal year.

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

On March 10, 2010, Mr. Hanson received a restricted stock award of 1,000,000 restricted shares of common stock, of which 500,000 restricted shares are subject to vesting over three years in equal annual installments of one-third each, commencing on the one year anniversary of March 10, 2010. The remaining 500,000 of such restricted shares are subject to vesting based upon the market price of our common stock during the three year period commencing March 10, 2010. Specifically, (i) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of our common stock on the exchange or market on which our shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of our common stock on the exchange or market on which our shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% of such restricted shares shall vest. Vesting with respect to all of Mr. Hanson’s restricted shares is subject to Mr. Hanson’s continued employment, subject to the terms and conditions of the Restricted Stock Award Grant Notice and Restricted Stock Award Agreement dated March 10, 2010.

Mr. Hanson is also entitled to participate in our health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties.

Jacob Van Berkel

Mr. Van Berkel was promoted to Chief Operating Officer and Executive Vice President on March 1, 2008. On August 5, 2010, the Board of Directors unanimously voted to increase Mr. Van Berkel’s annual base salary from $360,000 to $425,000.

Mr. Van Berkel is eligible to receive an annual discretionary bonus of up to 150% of his base salary. On March 10, 2010, Mr. Van Berkel was awarded a $400,000 cash bonus for 2009 performance and retention through the first quarter of 2010 (and is inclusive of any other bonus otherwise payable with respect to Mr. Van Berkel with respect to 2009), which is payable to Mr. Van Berkel in 2010. On March 10, 2010, Mr. Van Berkel received a restricted stock award of 1,000,000 restricted shares of common stock, of which 500,000 restricted shares are subject to vesting over three years in equal annual installments of one-third each, commencing on the one year anniversary of March 10, 2010. The remaining 500,000 of such restricted shares are subject to vesting based upon the market price of our common stock during the three year period commencing March 10, 2010. Specifically, (i) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of our common stock on the exchange or market on which our shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of our common stock on the exchange or market on which our shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% of such restricted shares shall vest. Vesting with respect to all of Mr. Van Berkel’s restricted shares is subject to Mr. Van Berkel’s continued employment by us, subject to the terms and conditions of the Restricted Stock Award Grant Notice and Restricted Stock Award Agreement dated March 10, 2010.

Mr. Van Berkel is also entitled to participate in our health and other benefit plans generally afforded to executive employees and is reimbursed for reasonable travel, entertainment and other reasonable expenses incurred in connection with his duties.

Effective December 23, 2008, we entered into a change of control agreement with Mr. Van Berkel pursuant to which in the event that Mr. Van Berkel is terminated without Cause or resigns for Good Reason upon a Change of Control (as defined in the change of control agreement) or within six months thereafter or is terminated without Cause or resigns for Good Reason within three months prior to a Change of Control, in contemplation thereof, Mr. Van Berkel is entitled to receive two times his base salary payable in accordance with our customary payroll practices, over a twelve month period (subject to the provisions of Section 409A of the Code) plus an amount equal to one time his target annual cash bonus payable in cash on the next immediately following date when similar annual cash bonus compensation is paid to our other executive officers (but in no event later than March 15th of the calendar year following the calendar year to which such bonus payment relates). In addition, upon a Change of Control, all then unvested restricted shares automatically vest. Our payment of any amounts to Mr. Van Berkel upon his termination upon a Change of Control is contingent upon his executing our then standard form of release.

Potential Payments upon Termination or Change of Control
Jacob Van Berkel

Involuntary
		Not for	Involuntary	Resignation
Executive Payments	Voluntary	Cause	for Cause	for Good	Change of	Death and
Upon Termination	Termination	Termination	Termination	Reason	Control	Disability

Severance Payments	$—	$—	$—	$—	$1,487,500	$—
Bonus Incentive Compensation	—	—	—	—	—	—
Long Term Incentive Plan	—	—	—	—	—	—
Stock Options (unvested and accelerated)	—	—	—	—	—	—
Restricted Stock (unvested and accelerated)	—	—	—	—	1,354,667	—
Performance Shares (unvested and accelerated)	—	—	—	—	—	—
Benefit Continuation	—	—	—	—	—	—
Tax Gross-Up	—	—	—	—	—	—

Total Value	$—	$—	$—	$—	$2,842,167	$—

Compensation of Directors

Only individuals who serve as non-management directors and are otherwise unaffiliated with us receive compensation for serving on the Board and on our committees. Non-management directors are compensated for serving on the Board with a combination of cash and equity based compensation which includes annual grants of restricted stock, an annual retainer fee, meeting fees and chairperson fees. Directors are also reimbursed for out-of-pocket travel and lodging expenses incurred in attending Board and committee meetings.

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

Director Compensation Table

	Fees Earned
	or Paid in	Stock
Director	Cash(1)	Awards(2)(3)	Total

C. Michael Kojaian(4)	$—	$60,000	$60,000
Robert J. McLaughlin	$119,000	$60,000	$179,000
Devin I. Murphy	$86,000	$60,000	$146,000
D. Fleet Wallace	$114,000	$60,000	$174,000
Rodger D. Young	$108,500	$60,000	$168,500

(1)	Represents annual retainers plus all meeting and committee attendance fees earned by non-employee directors in 2010.

(2)	The amounts shown are the aggregate grant date fair value related to the grants of restricted stock. Each of the current non-management directors (Messrs. Kojaian, McLaughlin, Murphy, Wallace and Young) received a grant of 52,174 shares on December 10, 2010 which vest in three equal increments on each of the next three annual anniversary dates of the grant. The grant date fair value of the 52,174 shares of restricted stock was $60,000, which is based upon the closing price of our common stock on the grant date of $1.15 per share. Those shares represent our annual grant to our non-management directors which, pursuant to our 2006 Omnibus Equity Plan, is set at $60,000 worth of restricted shares of our common stock based upon the closing price of such common stock on the date of the grant.

(3)	The following table shows the aggregate number of unvested stock awards and option awards granted to non-employee directors and outstanding as of December 31, 2010:

		Stock Awards
	Options Outstanding	Outstanding at
Director	at Fiscal Year End	Fiscal Year End

C. Michael Kojaian	0	6,667
Robert J. McLaughlin	0	6,667
Devin I. Murphy	0	13,160
D. Fleet Wallace	0	6,667
Rodger D. Young	10,000	6,667

(4)	Mr. Kojaian waived his right to payment of all annual retainers and committee attendance fees during the year ended December 31, 2010.

Stock Ownership Policy for Non-Management Directors

Under the current stock ownership policy, non-management directors are required to accumulate an equity position in us over five years in an amount equal to $250,000 worth of common stock (the previous policy required an accumulation of $200,000 worth of common stock over a five year period). Shares of common stock acquired by non-management directors pursuant to the restricted stock grants can be applied toward this equity accumulation requirement.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of December 31, 2010 are D. Fleet Wallace, Chair, Robert J. McLaughlin and Rodger D. Young.

During the year ended December 31, 2010, none of the current or former members of the Compensation Committee is or was a current or former officer or employee of ours or any of our subsidiaries or had any relationship requiring disclosure by us under any paragraph of Item 404 of Regulation S-K of the SEC’s Rules and Regulations. During the year ended December 31, 2010, none of our executive officers served as a member of the board of directors or compensation committee of any other company that had one or more of our executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The forgoing Compensation Committee Report is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis presented in this Annual Report. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee

D. Fleet Wallace, Chair
Robert J. McLaughlin
Rodger D. Young

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

This information is included in Part II, Item 5, of this Annual Report.

Stock Ownership Table

The following table shows the share ownership as of March 28, 2011 by persons known by us to be beneficial owners of more than 5% of any class of our outstanding capital stock, directors, named executive officers, and all current directors and executive officers as a group. Unless otherwise noted, the stock listed is common stock, and the persons listed have sole voting and disposition powers over the shares held in their names, subject to community property laws if applicable.

	Preferred Stock			Common Stock
Name and Address	Number of		Percentage	Number of		Percentage
of Beneficial Owner(1)	Shares		of Class	Shares(2)		of Class(3)

FMR LLC (and related persons)(4)	139,800		14.5%	10,481,244		14.9%
Highbridge International LLC (and related persons)(5)	61,010		6.3%	5,479,904		7.8%
Persons affiliated with Kojaian Holdings LLC(6)	—		—	5,021,326		7.2%
Persons affiliated with Kojaian Ventures, L.L.C.(7)	—		—	11,700,000		16.7%
Persons affiliated with Kojaian Management Corporation(8)	100,000		10.4%	6,060,600		8.7%
Lions Gate Capital	55,500		5.7%	3,363,633		4.8%
Wellington Management Company, LLP(9)	125,000		12.9%	11,678,104		16.7%
Zazove Associates, LLC (and related persons)(10)	—		—	7,285,282		10.4%
Named Executive Officers and Directors
Thomas P. D’Arcy	5,000		*	2,197,196	(11)	3.1%
C. Michael Kojaian	100,000	(12)	10.4%	22,908,209	(12)(13)	32.8%
Robert J. McLaughlin	—		—	311,838	(13)(14)	*
Devin I. Murphy	1,000		*	217,374	(13)(15)	*
D. Fleet Wallace	—		—	146,083	(13)	*
Rodger D. Young	500		*	198,831	(13)(16)	*
Andrea R. Biller	1,000		*	363,216	(17)	*
Matthew A. Engel	1,000		*	102,729	(18)	*
Jeffrey T. Hanson	250	(19)	*	1,193,915	(20)(21)	1.7%
Richard W. Pehlke	500		*	30,303	(22)	*
Michael J. Rispoli	250		*	84,166	(23)	*
Mathieu B. Streiff	—		—	113,735	(24)	*
Jacob Van Berkel	250		*	1,074,594	(21)(25)	1.5%
All Current Directors and Executive Officers as a Group (11 persons)	108,250		11.2%	28,548,670	(26)	40.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the address for each of the individuals listed below is c/o Grubb & Ellis Company, 1551 Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	Each share of Preferred Stock currently converts into 60.606 shares of common stock, and all common stock share numbers include, where applicable, the number of shares of common stock into which any Preferred Stock held by the beneficial owner is convertible at such rate of conversion.

(3)	The percentage of shares of capital stock shown for each person in this column and in this footnote assumes that such person, and no one else, has exercised or converted any outstanding warrants, options or convertible securities held by him or her exercisable or convertible on March 28, 2011 or within 60 days thereafter.

(4)	Pursuant to a Schedule 13G/A filed with the SEC by FMR LLC (“FMR”) (and related persons) on February 14, 2011, FMR is deemed to be the beneficial owner of (i) 139,800 shares of Preferred Stock and (ii) $8,400,000 principal amount of our 7.95% Convertible Senior Notes due 2015 (the “Notes”), which are convertible into shares of common stock at a conversion rate of 445.583 shares of common stock for each $1,000 principal amount of the Notes, for an aggregate beneficial ownership of 12,215,617 shares of common stock. FMR and Edward C. Johnson 3d (“Johnson”), Chairman of FMR and a member of a controlling group of FMR, have sole voting power of 3,367,892 of the shares of common stock and sole dispositive power of all 12,215,617 of the shares of common stock. Fidelity Management and Research Company (“FMRC”), as investment advisor to various investment companies and a wholly-owned subsidiary of FMR, is the beneficial owner of 8,847,725 of the shares of common stock, including 5,284,843 shares of common stock, based on an assumed conversion of 87,200 shares of Preferred Stock and 3,562,882 shares of common stock, based on an assumed conversion of $7,996,000 principal amount of the Notes. Fidelity Real Estate Income Fund (“FREIF”), one of the investment companies, beneficially owns 4,117,372 of the shares of common stock. Pyramis Global Advisors Trust Company (“PGATC”), as investment manager, a bank and an indirect wholly-owned subsidiary of FMR, is the beneficial owner of 3,367,892 shares of common stock, including 3,187,876 shares of common stock, based on an assumed conversion of 52,600 shares of Preferred Stock and 180,016 shares of common stock, based on an assumed conversion of $404,000 principal amount of the Notes. However, no holder of the Notes will be entitled to acquire shares of common stock delivered upon conversion to the extent (but only to the extent) such receipt would cause such converting holder to become, directly or indirectly, a “beneficial owner” (within the meaning of Section 13(d) of the Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder) of more than 14.99% of the shares of our common stock outstanding at such time. As a result, FMR is deemed to be the beneficial owner of an aggregate of 10,481,244 shares of common stock. The address for FMR, FMRC and FREIF is 82 Devonshire Street, Boston, Massachusetts 02109. The address for PGATC is 900 Salem Street, Smithfield, Rhode Island 02917.

(5)	Pursuant to a Schedule 13G filed with the SEC by Highbridge International LLC (“Highbridge”) (and related persons) on February 22, 2011, Highbridge is the beneficial owner of (i) 61,010 shares of Preferred Stock and (ii) $4,000,000 principal amount of the Notes, for an aggregate beneficial ownership of 5,479,904 shares of common stock. Highbridge Capital Management, LLC (“HCM”) is the trading manager of Highbridge and Glenn Dubin (“Dubin”) is the CEO of HCM. As such, each of HCM and Dubin may be deemed the beneficial owner of the shares beneficially owned by Highbridge. Each of HCM and Dubin disclaims beneficial ownership of the shares beneficially owned by Highbridge. The address for Highbridge is c/o Harmonic Fund Services, The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies. The address for HCM is 40 West 57th Street, 33rd Floor, New York, New York 10019. The address for Dubin is c/o Highbridge Capital Management, LLC, 40 West 57th Street, 33rd Floor, New York, New York 10019.

(6)	Kojaian Holdings LLC is affiliated with each of C. Michael Kojaian, a director of ours, Kojaian Ventures, L.L.C. and Kojaian Management Corporation (see footnote 11 below). The address for Kojaian Holdings LLC is 39400 Woodward Avenue, Suite 250, Bloomfield Hills, Michigan 48304.

(7)	Kojaian Ventures, L.L.C. is affiliated with each of C. Michael Kojaian, a director of ours, Kojaian Holdings LLC and Kojaian Management Corporation (see footnote 11 below). The address of Kojaian Ventures, L.L.C. is 39400 Woodward Ave., Suite 250, Bloomfield Hills, Michigan 48304.

(8)	Kojaian Management Corporation is affiliated with each of C. Michael Kojaian, a director of ours, Kojaian Holdings LLC and Kojaian Ventures, L.L.C. (see footnote 11 below). The address of Kojaian Management Corporation is 39400 Woodward Ave., Suite 250, Bloomfield Hills, Michigan 48304.

(9)	Wellington Management Company, LLP (“Wellington Management”) is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington Management, in such capacity, may be deemed to share beneficial ownership over the shares held by its client accounts. Wellington’s address is 280 Congress Street, Boston, Massachusetts 02210.

(10)	Pursuant to a Schedule 13D filed with the SEC by Zazove Associates, LLC (“Zazove”) on March 25, 2011, Zazove, a registered investment advisor, is the beneficial owner of $8,850,000 principal amount of the Notes, or 3,943,410 shares of common stock. Gene T. Pretti is the CEO, Senior Portfolio Manager and controlling equity holder of Zazove. On March 8, 2011, we commenced a consent solicitation to amend the indenture under which the Notes were issued to exclude our subsidiaries, Daymark and NNN Realty Advisors, Inc. (and each of their direct and indirect subsidiaries) from certain events of default under the Notes. On March 18, 2011 Zazove, Nisswa Convertibles Master Fund Ltd. (“Nisswa”), Cohanzick Management, LLC (“Cohanzick”) and Stonerise Capital Partners Master Fund L.P. (“Stonerise”) (collectively, the Locked-Up Holders”) entered into a written lock-up agreement, pursuant to which among other things, each of them agreed that they will not deliver consents to the proposed amendment (the “Lock-Up Agreement”). As a result of the Lock-Up Agreement, the Locked-Up Holders may be deemed to have formed a group within the meaning of Rule 13d-5(b) under the Exchange Act. The Locked-Up Holders beneficially own, in the aggregate, $16,350,000 principal amount of the Notes, or 7,285,282 shares of common stock. Pursuant to a Schedule 13D filed with the SEC by Pine River Capital Management L.P. (“Pine River”), Nisswa and Brian Taylor (“Taylor”), the managing member of Pine River Capital, LLC, the general partner of Pine River, on March 28, 2011, Pine River, Nisswa and Taylor are the beneficial owners of $2,000,000 principal amount of the Notes, or 891,166 shares of common stock. Pine River, Nisswa and Taylor all share voting and disposition power over the share of common stock and all disclaim beneficial ownership in the shares of common stock except to the extent of their pecuniary interest therein. Pursuant to a Schedule 13D filed with the SEC by Stonerise Capital Management, LLC (“Stonerise Capital”), the sole general partner of Stonerise, and Stonerise on March 25, 2011, Stonerise Capital and Stonerise are the beneficial owners of $3,500,000 principal amount of the Notes, or 1,559,541 shares of common stock. Stonerise Capital and Stonerise share voting and disposition power over the share of common stock. The address for Zazove is 1001 Tahoe Blvd., Incline Village, NV 89451. The address for Pine River and Taylor is 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305. The address for Stonerise Capital and Stonerise is 44 Montgomery Street, Suite 2000, San Francisco, California 94104.

(11)	Beneficially owned shares include (i) 666,667 restricted shares of common stock which vest in equal 1/2 portions on each of the second, and third anniversaries of November 15, 2009, and (ii) 1,000,000 restricted shares of common stock which vest based upon the market price of our common stock during the initial three year term of Mr. D’Arcy’s employment agreement. Specifically, (i) in the event that for any 30 consecutive trading days during the initial three year term of Mr. D’Arcy’s employment agreement the volume weighted average closing price per share of the common stock on the exchange or market on which our shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the initial three year term of Mr. D’Arcy’s employment agreement the volume weighted average closing price per share of our common stock on the exchange or market on which our shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% percent of such restricted shares shall vest. Vesting with respect to all restricted shares is subject to Mr. D’Arcy’s continued employment by us, subject to the terms of a Restricted Share Agreement entered into by Mr. D’Arcy and us on November 16, 2009, and other terms and conditions set forth in Mr. D’Arcy’s employment agreement.

(12)	Beneficially owned shares include shares directly held by Kojaian Holdings LLC, Kojaian Ventures, L.L.C. and Kojaian Management Corporation. C. Michael Kojaian, a director of ours, is affiliated with Kojaian Ventures, L.L.C., Kojaian Holdings LLC and Kojaian Management Corporation. Pursuant to rules established by the SEC, the foregoing parties may be deemed to be a “group,” as defined in Section 13(d) of the Exchange Act, and C. Michael Kojaian is deemed to have beneficial ownership of the shares directly held by each of Kojaian Ventures, L.L.C., Kojaian Holdings LLC and Kojaian Management Corporation.

(13)	Beneficially owned shares include 6,667 restricted shares of common stock which vest on December 10, 2011, such shares granted pursuant to our 2006 Omnibus Equity Plan.

(14)	Beneficially owned shares include 89,310 shares of common stock held directly by: (i) Katherine McLaughlin’s IRA (Mr. McLaughlin’s wife’s IRA of which Mr. McLaughlin disclaims beneficial ownership); (ii) Robert J. and Katherine McLaughlin Trust; and (iii) Louise H. McLaughlin Trust.

(15)	Beneficially owned shares include 6,493 restricted shares of common stock which vest on the first business day following July 10, 2011, such shares granted pursuant to our 2006 Omnibus Equity Plan.

(16)	Beneficially owned shares include 10,000 shares of common stock issuable upon exercise of fully vested outstanding options.

(17)	Ms. Biller resigned her position with us on October 22, 2010.

(18)	Beneficially owned shares include (i) 10,000 restricted shares of common stock that were granted to Mr. Engel on February 4, 2009 pursuant to our 2006 Omnibus Equity Plan and all such shares will vest on the fourth anniversary of the grant date, (ii) 10,000 restricted shares of common stock that were granted to Mr. Engel on December 3, 2008 pursuant to our 2006 Omnibus Equity Plan and which will vest in equal 1/2 portions on each of the third and fourth anniversaries of the grant date and (iii) 15,873 shares of our phantom stock that were granted to Mr. Engel on December 3, 2008 pursuant to the our Deferred Compensation Plan and all such shares will vest on the fourth anniversary of the grant date.

(19)	Mr. Hanson’s beneficially owned shares include 250 shares of Preferred Stock which are indirectly held through Jeffrey T. Hanson and April L. Hanson, as Trustees of the Hanson Family Trust.

(20)	Beneficially owned shares include 22,000 shares of common stock issuable upon exercise of fully vested options.

(21)	Beneficially owned shares include restricted stock award of 1,000,000 shares of restricted stock received by each of Messrs. Hanson and Berkel on March 10, 2010, of which 500,000 restricted shares are subject to vesting over three years in equal annual installments of one-third each commencing on the one year anniversary of March 10, 2010. The remaining 500,000 of such restricted shares are subject to vesting based upon the market price of our common stock during the three year period commencing March 10, 2010. Specifically, (i) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of our common stock on the exchange or market on which our shares are publically listed or quoted for trading is at least $3.50, then 50% of such restricted shares shall vest, and (ii) in the event that for any 30 consecutive trading days during the three year period commencing March 10, 2010 the volume weighted average closing price per share of our common stock on the exchange or market on which our shares of common stock are publically listed or quoted for trading is at least $6.00, then the remaining 50% of such restricted shares shall vest. Vesting with respect to all such restricted shares is subject to Messrs. Hanson’s and Van Berkel’s continued employment, respectively, by us, subject to the terms and conditions of the Restricted Stock Award Grant Notices and Restricted Stock Award Agreements dated March 10, 2010 for each of Mr. Van Berkel and Mr. Hanson.

(22)	Mr. Pehlke resigned his position with us on May 3, 2010.

(23)	Beneficially owned shares include (i) 50,000 restricted shares of common stock that were granted to Mr. Rispoli on February 4, 2009 pursuant to our 2006 Omnibus Equity Plan and all such shares will vest on the fourth anniversary of the grant date and (ii) 7,808 shares of our phantom stock that were granted to Mr. Rispoli on March 12, 2008 pursuant to our Deferred Compensation Plan and all such shares will vest on the fourth anniversary of the grant date.

(24)	Beneficially owned shares include (i) 66,666 restricted shares of common stock that were granted to Mr. Streiff on June 3, 2009 pursuant to our 2006 Omnibus Equity Plan and which will vest in equal 1/2 portions on each of the second and third anniversaries of the grant date and (ii) 10,560 shares of common stock issuable upon exercise of fully vested outstanding options.

(25)	Beneficially owned shares include 40,000 restricted shares of common stock awarded to Mr. Van Berkel pursuant to our 2006 Omnibus Equity Plan which will vest on the first business day after the third anniversary of the grant date (December 3, 2008) and are subject to acceleration under certain conditions.

(26)	Beneficially owned shares include the following shares of common stock issuable upon exercise of outstanding options which are exercisable on March 28, 2011 or within 60 days thereafter under our various stock option plans: Mr. Young — 10,000 shares, Mr. Hanson — 22,000 shares, Mr. Streiff — 10,560 shares, and all current directors and executive officers as a group 42,560 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Review Policy

We recognize that transactions between us and any of our directors, officers or principal shareowners or an immediate family member of any director, executive officer or principal shareowner can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than our best interests and our shareowners. We also recognize, however, that there may be situations in which such transactions may be in, or may not be inconsistent with, our best interests.

The review and approval of related party transactions are governed by the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is a part of our Employee Handbook, a copy of which is distributed to each of our employees at the time that they begin working for us, and our Salespersons Manual, a copy of which is distributed to each of our brokerage professionals at the time that they begin working for us. The Code of Business Conduct and Ethics is also available on our website at www.grubb-ellis.com. In addition, within 60 days after he or she begins working for us and once per year thereafter, we require that each employee and brokerage professional to complete an on-line “Business Ethics” training class and certify to us that he or she has read and understands the Code of Business Conduct and Ethics and is not aware of any violation of the Code of Business Conduct and Ethics that he or she has not reported to management.

In order to ensure that related party transactions are fair to us and no worse than could have been obtained through “arms-length” negotiations with unrelated parties, such transactions are monitored by our management and regularly reviewed by the Audit Committee, which independently evaluates the benefit of such transactions to our shareowners. Pursuant to the Audit Committee’s charter, on a quarterly basis, we provide the Audit Committee with information regarding related party transactions for review and discussion by the Audit Committee and, if appropriate, the Board of Directors. The Audit Committee, in its discretion, may approve, ratify, rescind or take other action with respect to a related party transaction or, if necessary or appropriate, recommend that the Board of Directors approve, ratify, rescind or take other action with respect to a related party transaction.

In addition, each director and executive officer annually delivers to us a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director, executive officer, or their respective family members, and we participate, and in which the director, executive officer, or such family member, has a material interest.

Related Party Transactions

The following are descriptions of certain transactions which occurred, or continued to occur during fiscal year 2010 in which we are a participant and in which any of our directors, executive officers, principal shareowners or any immediate family member of any director, executive officer or principal shareowner has or may have a direct or indirect material interest.

Other Related Party Transactions

Our director, C. Michael Kojaian, is affiliated with and has a substantial economic interest in Kojaian Management Corporation and our various affiliated portfolio companies (collectively, “Kojaian Companies”). Kojaian Companies is engaged in the business of investing in and managing real property both for our own account and for third parties. We pay asset management fees to the Kojaian Companies related to properties we manage on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by us for services rendered to these affiliates, including joint ventures, officers and directors and their affiliates, net of asset management fees paid to Kojaian Companies, was $5.4 million for the year ended December 31, 2010.

In August 2002, we entered into an office lease with a landlord related to Kojaian Companies, providing for an annual average base rent of $365,400 over the ten-year term of the lease.

In December 2010, we entered into two office leases with landlords related to Kojaian Companies, providing for an annual average base rent of $414,000 and $404,000 over the ten-year term of the leases which begin in April 2011 and November 2012, respectively.

We believe that the fees, commissions and lease term amounts paid to and by us as described above were comparable to those that would have been paid to or received from unaffiliated third parties in connection with similar transactions.

GEEA owns a 50.0% managing member interest in Grubb & Ellis Apartment REIT Advisor, LLC. Each of Grubb & Ellis Apartment Management, LLC and ROC REIT Advisors, LLC own a 25.0% equity interest in Grubb & Ellis Apartment REIT Advisor, LLC. As of December 31, 2009, Andrea R. Biller, our former General Counsel, Executive Vice President and Secretary, owned an equity interest of 18.0% of Grubb & Ellis Apartment Management, LLC and GEEA owned an 82.0% interest therein. On October 22, 2010, in accordance with the terms of an assignment agreement, Ms. Biller assigned all of her membership interests in Grubb & Ellis Apartment Management, LLC to GEEA and GEEA PM for nominal consideration. As a consequence, through GEEA and GEEA PM, our equity interest in Grubb & Ellis Apartment Management, LLC increased from 82.0% to 100.0% after giving effect to this assignment from Ms. Biller. As of December 31, 2010 and 2009, Stanley J. Olander, our former Executive Vice President — Multifamily, owned an equity interest in ROC REIT Advisors, LLC of 33.3%.

GERI owns a 75.0% managing member interest in Grubb & Ellis Healthcare REIT Advisor, LLC. Grubb & Ellis Healthcare Management, LLC owns a 25.0% equity interest in Grubb & Ellis Healthcare REIT Advisor, LLC. As of December 31, 2009, each of Ms. Biller and Mr. Hanson owned an equity interest in Grubb & Ellis Healthcare Management, LLC of 18.0% and GERI owned a 64.0% interest. In connection with her resignation on October 22, 2010, Ms. Biller is no longer a member of Grubb & Ellis Healthcare Management, LLC. As of December 31, 2010, Mr. Hanson, our Chief Investment Officer and GERI’s President, owned an equity interest in Grubb & Ellis Healthcare Management, LLC of 18.0% and GEEA owed an 82.0% interest. Grubb & Ellis Healthcare REIT Advisor, LLC and Grubb & Ellis Healthcare Management, LLC are entities that previously advised and managed Healthcare REIT (now known as Healthcare Trust of America, Inc.). As a result of the termination of the advisory agreement in September 2009 and the final settlement agreement reached with Healthcare REIT in October 2010, we do not expect to recognize any further revenues or expenses related to these entities.

The grants of membership interests in Grubb & Ellis Apartment Management, LLC and Grubb & Ellis Healthcare Management, LLC to certain executives are being accounted for by us as a profit sharing arrangement. We record compensation expense when the likelihood of payment is probable and the amount of such payment is estimable, which generally coincides with Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT Advisor, LLC recording its revenue. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Apartment Management, LLC, includes distributions earned of $41,000 to Ms. Biller for the year ended December 31, 2010. Compensation expense related to this profit sharing arrangement associated with Grubb & Ellis Healthcare Management, LLC includes distributions earned of $230,000, to each of Ms. Biller and Mr. Hanson for the year ended December 31, 2010. Any allocable earnings attributable to GEEA’s and GERI’s ownership interests are paid to such entities on a quarterly basis.

Our directors and officers, as well as officers, managers and employees have purchased, and may continue to purchase, interests in offerings made by our programs at a discount. The purchase price for these interests reflects the fact that selling commissions and marketing allowances will not be paid in connection with these sales. Our net proceeds from these sales made net of commissions will be substantially the same as the net proceeds received from other sales.

Independent Directors

The Board determined that five of the six directors serving in 2010, Messrs. Kojaian, McLaughlin, Murphy, Wallace and Young were independent. For the year ended December 31, 2010, Mr. D’Arcy was not considered independent under NYSE listing requirements because Mr. D’Arcy was serving as Chief Executive Officer.

For purposes of determining the independence of its directors, the Board applies the following criteria:

No Material Relationship

The director must not have any material relationship with us. In making this determination, the Board considers all relevant facts and circumstances, including commercial, charitable and familial relationships that exist, either directly or indirectly, between the director and us.

Employment

The director must not have been an employee of ours at any time during the past three years. In addition, a member of the director’s immediate family (including the director’s spouse; parents; children; siblings; mothers-, fathers-, brothers-, sisters-, sons- and daughters-in-law; and anyone who shares the director’s home, other than household employees) must not have been an executive officer of ours in the prior three years.

Other Compensation

The director or an immediate family member must not have received more than $100,000 per year in direct compensation from us, other than in the form of director fees, pension or other forms of deferred compensation during the past three years.

Auditor Affiliation

The director must not be a current partner or employee of our internal or external auditor. An immediate family member of the director must not be a current partner of our internal or external auditor, or an employee of such auditor who participates in the auditor’s audit, assurance or tax compliance (but not tax planning) practice. In addition, the director or an immediate family member must not have been within the last three years a partner or employee of our internal or external auditor who personally worked on our audit.

Interlocking Directorships

During the past three years, the director or an immediate family member must not have been employed as an executive officer by another entity where one of our current executive officers served at the same time on the compensation committee.

Business Transactions

The director must not be an employee of another entity that, during any one of the past three years, received payments from us, or made payments to us, for property or services that exceed the greater of $1.0 million or 2% of the other entity’s annual consolidated gross revenues. In addition, a member of the director’s immediate family must not have been an executive officer of another entity that, during any one of the past three years, received payments from us, or made payments to us, for property or services that exceed the greater of $1.0 million or 2% of the other entity’s annual consolidated gross revenues.

Item 14.	Principal Accounting Fees and Services.

Ernst & Young LLP, independent registered public accountants, has served as our auditors since December 10, 2007 and audited the consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.

The following table lists the fees and costs for services rendered during the years ended December 31, 2010 and 2009, respectively.

	2010	2009

Audit Fees(1)
Total Audit Fees	$1,887,702	$2,125,674

Audit Related Fees(2)
Total Audit-Related Fees	215,618	260,825

Tax Fees(2)
Total Tax Fees	91,926	144,042
All Other Fees(3)
Total All Other Fees	647,323	—

Total Fees	$2,842,569	$2,530,541

(1)	Includes fees and expenses related to the year-end audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)	Includes fees and expenses for services rendered from January through December of the year, notwithstanding when the fees and expenses were billed.

(3)	Includes advisory fees and expenses for services rendered from January through December of the year, notwithstanding when the fees and expenses were billed.

All audit and non-audit services have been pre-approved by the Audit Committee.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(a)	The following Reports of Independent Registered Public Accounting Firm and Consolidated Financial Statements are submitted herewith:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareowners’ (Deficit) Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(b)	Consolidated Financial Statements Schedules

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

(c)	Exhibits required to be filed by Item 601 of Regulation S-K:

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Agreement and Plan of Merger, dated as of May 22, 2007, among NNN Realty Advisors, Inc., B/C Corporate Holdings, Inc. and the Registrant, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2007.

2.2	Merger Agreement, dated as of January 22, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009.

2.3	First Amendment to Merger Agreement, dated as of January 22, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009.

2.4	Second Amendment to Merger Agreement, dated as of May 19, 2009, by and among the Registrant, GERA Danbury LLC, GERA Property Acquisition, LLC, Matrix Connecticut, LLC and Matrix Danbury, LLC, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2009.

(3) Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 1995.

3.2	Certificate of Retirement with Respect to 130,233 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary of State on January 22, 1997, incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.3	Certificate of Retirement with Respect to 8,894 Shares of Series A Senior Convertible Preferred Stock, 128,266 Shares of Series B Senior Convertible Preferred Stock, and 19,767 Shares of Junior Convertible Preferred Stock of Grubb & Ellis Company, filed with the Delaware Secretary State on January 22, 1997, incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on February 13, 1997.

3.4	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Statement on Form S-8 filed on December 19, 1997 (File No. 333-42741).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Grubb & Ellis Company as filed with the Delaware Secretary of State on December 7, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.6	Amendment to the Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on December 17, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2009.

3.7	Bylaws of the Registrant, as amended and restated effective May 31, 2000, incorporated herein by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

3.8	Amendment to the Amended and Restated By-laws of the Registrant, effective as of December 7, 2007, incorporated herein by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on December 13, 2007.

3.9	Amendment to the Amended and Restated By-laws of the Registrant, effective as of January 25, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 31, 2008.

3.10	Amendment to the Amended and Restated By-laws of the Registrant, effective as of October 26, 2008, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on October 29, 2008.

3.11	Amendment to the Amended and Restated By-laws of the Registrant, effective as of February 5, 2009, incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009.

3.12	Amendment to the Amended and Restated Bylaws of the Registrant, effective December 17, 2009, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2009.

(4) Instruments Defining the Rights of Security Holders, including Indentures.

4.1	Certificate of Incorporation, as amended and restated. See Exhibits 3.1, 3.4 — 3.6.

4.2	By-laws, as amended and restated. See Exhibits 3.7 — 3.12.

4.3	Amended and Restated Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on September 13, 2002, incorporated herein by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2002.

4.4	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A-1 Preferred Stock of Grubb & Ellis Company, as filed with the Secretary of State of Delaware on January 4, 2005, incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

4.5	Preferred Stock Exchange Agreement, dated as of December 30, 2004, between the Registrant and Kojaian Ventures, LLC, incorporated herein by reference to Exhibit 1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005.

4.6	Registration Rights Agreement, dated as of April 28, 2006, between the Registrant, Kojaian Ventures, LLC and Kojaian Holdings, LLC, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2006.

4.7	Warrant Agreement, dated as of May 18, 2009, by and between the Registrant, Deutsche Bank Trust Company Americas, Fifth Third Bank, JPMorgan Chase, N.A. and KeyBank, National Association, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

4.8	Registration Rights Agreement, dated as of October 27, 2009, by and among the Registrant and each of the persons listed on the Schedule of Initial Holders attached thereto as Schedule A, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 Annual Report on Form 10-K filed on December 28, 2009.

4.9	Amendment No. 1 to Registration Rights Agreement, dated as of November 4, 2009, by and among the Registrant and each of the persons listed on the Schedule of Initial Holders attached thereto as Schedule A, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 Annual Report on Form 10-K filed on December 28, 2009.

4.10	Certificate of the Powers, Designations, Preferences and Rights of the 12% Cumulative Participating Perpetual Convertible Preferred Stock, as filed with the Secretary of State of Delaware on November 4, 2009, incorporated herein by reference to Annex B to the Registrant’s Schedule 14A filed on November 6, 2009.

4.11	Indenture for the 7.95% Convertible Senior Securities due 2015, dated as of May 7, 2010, between Grubb & Ellis Company, as Issuer, and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2010.

4.12	Registration Rights Agreement, dated as of May 7, 2010, between Grubb & Ellis Company and JMP Securities LLC, as Initial Purchaser, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 7, 2010.

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and our consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10) Material Contracts

10.1*	Form of Restricted Stock Agreement between the Registrant and each of the Registrant’s Outside Directors, dated as of September 22, 2005, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2006 (File No. 333-133659).

10.2*	Grubb & Ellis Company 2006 Omnibus Equity Plan effective as of November 9, 2006, incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on October 10, 2006.

10.3*	Employment Agreement between Richard W. Pehlke and the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2007.

10.4*	Amendment No. 1 Employment Agreement between Richard W. Pehlke and the Registrant dated as of December 23, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

10.5*	Consulting and Separation Agreement and General Release of All Claims by and between Grubb & Ellis Company and Richard W. Pehlke, dated May 3, 2010, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

10.6*	Employment Agreement between NNN Realty Advisors, Inc. and Andrea R. Biller incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.7*	Separation Agreement and General Release of All Claims, between Andrea R. Biller and Grubb & Ellis Company, dated October 22, 2010, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on October 28, 2010.

10.8*	Membership Interest Assignment Agreement by and among Andrea R. Biller, Grubb & Ellis Equity Advisors, LLC and Grubb & Ellis Equity Advisors Property Management, Inc., dated as of October 22, 2010, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on October 28, 2010.

10.9*	Employment Agreement between NNN Realty Advisors, Inc. and Jeffrey T. Hanson incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.10	Indemnity Agreement dated as of October 23, 2006 between Anthony W. Thompson and NNN Realty Advisors, Inc., incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.11	Indemnity and Escrow Agreement by and among Escrow Agent, NNN Realty Advisors, Inc., Anthony W. Thompson, Louis J. Rogers and Jeffrey T. Hanson, together with Certificate as to Authorized Signatures incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.12*	Form of Indemnity Agreement executed by Andrea R. Biller, Glenn L. Carpenter, Howard H. Greene, Jeffrey T. Hanson, Gary H. Hunt, C. Michael Kojaian, Francene LaPoint, Robert J. McLaughlin, Devin I. Murphy, Robert H. Osbrink, Richard W. Pehlke, Scott D. Peters, Dylan Taylor, Jacob Van Berkel, D. Fleet Wallace and Rodger D. Young incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.13*	Change of Control Agreement dated December 23, 2008 by and between Jacob Van Berkel and the Company, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 24, 2008.

10.14	Third Amended and Restated Credit Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries (the “Guarantors”), the “Lender” (as defined therein), Deutsche Bank Securities, Inc., as syndication agent, sole book-running manager and sole lead arranger, and Deutsche Bank Trust Company Americas, as initial issuing bank, swing line bank and administrative agent, incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

10.15	Third Amended and Restated Security Agreement, dated as of May 18, 2009, among the Registrant, certain of its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent, for the “Secured Parties” (as defined therein), incorporated herein by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed on May 27, 2009.

10.16*	Employment Agreement between Thomas P. D’Arcy and the Registrant, dated as of November 16, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on November 19, 2009.

10.17*	First Amendment to Employment Agreement by and between Grubb & Ellis Company and Thomas P. D’Arcy, dated as of August 11, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2010.

10.18	First Letter Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2009, by and among Grubb & Ellis Company, the guarantors named therein, Deutsche Bank Trust Company Americas, as administrative agent, the financial institutions identified therein as lender parties, Deutsche Bank Trust Company Americas, as syndication agent, and Deutsche Bank Securities Inc., as sole book running manager and sole lead arranger, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.19	First Letter Amendment to Warrant Agreement, dated as of September 30, 2009, by and between Grubb & Ellis Company and the holders identified in Exhibit B thereto, incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.20	First Letter Amendment to the Third Amended and Restated Security Agreement, dated as of September 30, 2009, made by the grantors referred to therein in favor of Deutsche Bank Trust Company Americas, as administrative agent for the secured parties referred to therein, incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.21	Senior Subordinated Convertible Note dated October 2, 2009 issued by Grubb & Ellis Company to Kojaian Management Corporation, incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.22	Subordination Agreement dated October 2, 2009 by and among Kojaian Management Corporation, Grubb & Ellis Company and Deutsche Bank Trust Company Americas, incorporated herein by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009.

10.23	Form of Purchase Agreement by and between Grubb & Ellis Company and the accredited investors set forth on Schedule A attached thereto, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2009.

10.24	Agreement regarding Tremont Net Funding II, LLC Loan Arrangement with GERA 6400 Shafer LLC and GERA Abrams Centre LLC, dated as of December 29, 2009, by and among GERA Abrams Centre LLC and GERA 6400 Shafer LLC, collectively as Borrower, Grubb & Ellis Company, as Guarantor, Grubb & Ellis Management Services, Inc., as both Abrams Manager and Shafer Manager, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.25	Form of Assignment of Personal Property, Name, Service Contracts, Warranties and Leases for GERA Abrams Centre LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.26	Form of Assignment of Personal Property, Name, Service Contracts, Warranties and Leases for GERA 6400 Shafer LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.27	Form of Special Warranty Deed for GERA Abrams Centre LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.28	Form of Special Warranty Deed for GERA 6400 Shafer LLC, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 6, 2010.

10.29	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement by and between the Company and Jeffrey T. Hanson dated March 10, 2010, incorporated herein by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2010.

10.30	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement by and between the Company and Jacob Van Berkel dated March 10, 2010, incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2010.

10.31	Form of Amended and Restated Restricted Stock Award Grant Notice for Annual Restricted Stock Award to Non-Management Directors, incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2010.

10.32	Special Warranty Deed for GERA Abrams Centre LLC recorded on March 31, 2010, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2010.

10.33	Purchase Agreement between Grubb & Ellis Company and JMP Securities LLC, dated May 3, 2010, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

10.34	Shared Services Agreement by and among Grubb & Ellis Company, Daymark Realty Advisors, Inc., Grubb & Ellis Management Services, Inc., Grubb & Ellis Equity Advisors, LLC, Grubb & Ellis Advisors of California, Inc., Grubb & Ellis Affiliates, Inc., Grubb & Ellis of Arizona, Inc., Grubb & Ellis Europe, Inc., G&E Landauer Valuation Advisory Services, LLC, G&E - Mortgage Group, Inc., G&E — New York, Inc., G&E — Michigan, Inc., G&E of Nevada, Inc., G&E Consulting Services Co., HSM Inc., Wm. A. White/G&E Inc., Grubb & Ellis Capital Corp., NNN Realty Advisors, Inc., Triple Net Properties Realty, Inc., Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Residential Management, Inc., dated as of March 25, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2011.

10.35	Exclusivity Agreement by and between Colony Capital Acquisitions, LLC and Grubb & Ellis Company, dated as of March 30, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011.

10.36	Commitment Letter for $18,000,000 Senior Secured Term Loan Facility by and between Colony Capital Acquisitions, LLC and Grubb & Ellis Company, dated as of March 30, 2011, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 30, 2011.

(12) Statements re Computation of Ratios

12.1†	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

(14) Code of Ethics

14.1	Amendment to Code of Business Conduct and Ethics of the Registrant, incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2008.

(21)† Subsidiaries of the Registrant

(23) Consent of Independent Registered Public Accounting Firm

23.1†	Consent of Ernst & Young LLP

23.2†	Consent of PKF

(31.1)† Section 302 Certification of Principal Executive Officer

(31.2)† Section 302 Certification of Chief Financial Officer

(32)†† Section 906 Certification

†	Filed herewith.

††	Furnished herewith.

*	Management contract or compensatory plan arrangement.

GRUBB & ELLIS COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged
	Beginning	to			Balance at
	of	Costs and	Charged to		End
(In thousands)	Period	Expenses	Other Accounts(1)	Deductions(2)	of Period

Allowance for accounts receivable
Year Ended December 31, 2010	$11,741	$5,744		$(1,201)	$16,284
Year Ended December 31, 2009	$10,533	$13,632		$(12,424)	$11,741
Year Ended December 31, 2008	$1,376	$12,446		$(3,289)	$10,533
Allowance for advances and notes receivable
Year Ended December 31, 2010	$12,676	$1,051		$(2,433)	$11,294
Year Ended December 31, 2009	$3,170	$9,521		$(15)	$12,676
Year Ended December 31, 2008	$1,839	$1,331		$—	$3,170
Valuation allowance for deferred tax assets
Year Ended December 31, 2010	$85,740	$24,836	2,082	$—	$112,658
Year Ended December 31, 2009	$55,204	$30,536		$—	$85,740
Year Ended December 31, 2008	$3,103	$49,677	2,424	$—	$55,204

(1)	2007 Pre-merger Grubb & Ellis Company state return true-up charged against goodwill.

(2)	Uncollectible accounts written off, net of recoveries

GRUBB & ELLIS COMPANY

Schedule III — REAL ESTATE AND ACCUMULATED DEPRECIATION

Maximum
Life on
Which
Depreciation
				Costs	Gross Amount at Which Carried						in Latest
		Initial Costs to Company		Capitalized	as of December 31, 2010						Income
			Buildings and	Subsequent to		Buildings and		Accumulated	Date	Date	Statement is
(In thousands)	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total(a)	Depreciation(b)	Constructed	Acquired	Computed

(Commercial Office Property)
200 Galleria Atlanta, GA	$70,000	$7,440	$64,591	$571	$4,982	$48,373	$53,355	$7,783	1984	01/31/2007	39 years

(a)	The changes in real estate for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)

Balance as of December 31, 2007	$335,957
Acquisitions	144,162
Additions	12,813
Real estate related impairments	(71,488)
Disposals and deconsolidations	(242,644)

Balance as of December 31, 2008	178,800
Additions	2,970
Real estate related impairments	(6,752)
Disposals and deconsolidations	(84,871)

Balance as of December 31, 2009	90,147
Additions	2,320
Disposals	(39,112)

Balance as of December 31, 2010	$53,355

(b)	The changes in accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)
Balance as of December 31, 2007	$3,781
Additions	7,760
Disposals and deconsolidations	(149)

Balance as of December 31, 2008	11,392
Additions	1,534
Disposals and deconsolidations	(4,968)

Balance as of December 31, 2009	7,958
Additions	3,559
Disposals	(3,734)

Balance as of December 31, 2010	$7,783

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grubb & Ellis Company (Registrant)

/s/ Thomas P. D’Arcy	March 31, 2011
Thomas P. D’Arcy Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas P. D’Arcy Thomas P. D’Arcy	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2011

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ C. Michael Kojaian C. Michael Kojaian	Director	March 31, 2011

/s/ Robert J. McLaughlin Robert J. McLaughlin	Director	March 31, 2011

/s/ Devin I. Murphy Devin I. Murphy	Director	March 31, 2011

/s/ D. Fleet Wallace D. Fleet Wallace	Director	March 31, 2011

/s/ Rodger D. Young Rodger D. Young	Director	March 31, 2011