Form 10-Q
period 2011-03-31
GRUBB & ELLIS CO
filed 2011-05-16
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8122
GRUBB & ELLIS COMPANY
(Exact name of registrant as specified in its charter

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
The number of shares outstanding of the registrant’s common stock as of May 10, 2011 was 69,911,581 shares.

GRUBB & ELLIS COMPANY

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $320 and $307 from VIEs, respectively)	$9,338	$30,919
Restricted cash (including $405 and $237 from VIEs, respectively)	8,739	8,488
Investment in marketable equity securities (including $1,663 and $1,703 from VIEs, respectively)	2,855	2,849
Accounts receivable from related parties — net	3,504	3,834
Notes receivable — net	—	6,126
Notes and advances to related parties — net (including $3,382 and $3,610 from VIEs, respectively)	3,755	4,004
Service fees receivable — net (including $560 and $915 from VIEs, respectively)	30,950	31,048
Professional service contracts — net	3,455	3,468
Prepaid expenses and other assets (including $118 and $111 from VIEs, respectively)	14,350	12,524

Total current assets	76,946	103,260
Accounts receivable from related parties — net	11,438	12,344
Notes and advances to related parties — net (including $4,463 and $4,482 from VIEs, respectively)	7,500	8,271
Professional service contracts — net	5,259	5,750
Investments in unconsolidated entities (including $4,827 and $4,814 from VIEs, respectively)	5,166	5,178
Property held for investment — net	44,871	45,572
Property, equipment and leasehold improvements — net (including $8 and $0 from VIEs, respectively)	11,379	11,493
Identified intangible assets — net (including $14 and $20 from VIEs, respectively)	86,032	88,096
Other assets — net (including $0 and $7 from VIEs, respectively)	6,419	5,461
Goodwill	1,521	1,521

Total assets	$256,531	$286,946

LIABILITIES AND SHAREOWNERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses (including $806 and $1,055 from VIEs, respectively)	$72,348	$77,388
Due to related parties (including $681 and $681 from VIEs, respectively)	1,775	2,178
Notes payable and capital lease obligations	809	1,041
Other liabilities	16,651	25,885

Total current liabilities	91,583	106,492
Long-term liabilities:
NNN senior notes	16,277	16,277
Convertible notes	30,212	30,133
Mortgage notes	70,000	70,000
Notes payable and capital lease obligations	534	589
Other long-term liabilities	8,902	7,065
Deferred tax liabilities	25,269	25,269

Total liabilities	242,777	255,825
Commitment and contingencies (Note 15)
Preferred stock: 12% cumulative participating perpetual convertible; $0.01 par value; 1,000,000 authorized as of March 31, 2011 and December 31, 2010; 965,700 shares issued and outstanding as of March 31, 2011 and December 31, 2010	92,977	90,080
Shareowners’ deficit:
Preferred stock: $0.01 par value; 19,000,000 shares authorized as of March 31, 2011 and December 31, 2010; no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock: $0.01 par value; 200,000,000 shares authorized as of March 31, 2011 and December 31, 2010; 69,921,581 and 70,076,451 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	699	701
Additional paid-in capital	408,579	409,943
Accumulated deficit	(497,170)	(478,881)
Other comprehensive income	184	148

Total Grubb & Ellis Company shareowners’ deficit	(87,708)	(68,089)

Noncontrolling interests (including $8,485 and $9,130 from VIEs, respectively)	8,485	9,130

Total deficit	(79,223)	(58,959)

Total liabilities and shareowners’ deficit	$256,531	$286,946

The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
REVENUE
Management services	$59,045	$72,448
Transaction services	50,452	42,233
Investment management	2,696	5,277
Investment management — Daymark	4,035	4,790
Rental related	3,860	5,914

Total revenue	120,088	130,662

OPERATING EXPENSE
Compensation costs	114,309	124,745
General and administrative	22,846	17,975
Provision for doubtful accounts	2,326	1,667
Depreciation and amortization	3,469	2,807
Rental related	2,344	4,618
Interest	2,317	1,655
Real estate related (recoveries) impairments	(9,024)	270
Intangible asset impairment	480	614

Total operating expense	139,067	154,351

OPERATING LOSS	(18,979)	(23,689)

OTHER (EXPENSE) INCOME
Equity in losses of unconsolidated entities	(71)	(214)
Interest income	79	46
Other income	287	45

Total other income (expense)	295	(123)

Loss from continuing operations before income tax provision	(18,684)	(23,812)
Income tax provision	—	(183)

Loss from continuing operations	(18,684)	(23,995)

Discontinued operations
Loss from discontinued operations — net of taxes	—	(57)

Total loss from discontinued operations	—	(57)

NET LOSS	(18,684)	(24,052)
Net loss attributable to noncontrolling interests	(395)	(271)

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY	(18,289)	(23,781)
Preferred stock dividends	(2,897)	(2,897)

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY COMMON SHAREOWNERS	$(21,186)	$(26,678)

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.32)	$(0.41)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	—

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.32)	$(0.41)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.32)	$(0.41)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	—

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.32)	$(0.41)

Basic weighted average shares outstanding	65,664	64,350

Diluted weighted average shares outstanding	65,664	64,350

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,684)	$(24,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	71	214
Depreciation and amortization (including amortization of signing bonuses)	5,310	4,797
(Recovery) impairment of real estate	(9,024)	270
Impairment of intangible assets	480	614
Share-based compensation	1,692	3,019
Allowance for uncollectible accounts	2,326	1,667
Other	230	304
Changes in operating assets and liabilities:
Accounts receivable from related parties	223	227
Prepaid expenses and other assets	(5,135)	1,580
Accounts payable and accrued expenses	(4,890)	(2,328)
Other liabilities	1,466	(437)

Net cash used in operating activities	(25,935)	(14,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash effect from deconsolidation of VIE	—	(184)
Purchases of property and equipment	(1,129)	(510)
Tenant improvements and capital expenditures	(33)	(441)
Purchases of marketable equity securities, net	18	(996)
Notes and advances to related parties	(120)	(324)
Proceeds from repayment of notes and advances to related parties	490	2,983
Proceeds from sale of note receivable	6,126	—
Investments in unconsolidated entities, net	(60)	(42)
Sale of tenant-in-common interest in unconsolidated entities	—	391
Proceeds from collection of real estate deposits and pre-acquisition costs, net	—	249
Acquisition of business	(150)	—
Change in restricted cash	(251)	258

Net cash provided by investing activities	4,891	1,384

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of mortgage notes and capital lease obligations, net	(287)	(252)
Dividends paid to preferred stockholders	—	(2,897)
Contributions from noncontrolling interests	14	261
Distributions to noncontrolling interests	(264)	(930)

Net cash used in financing activities	(537)	(3,818)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,581)	(16,559)
Cash and cash equivalents — Beginning of period	30,919	39,101

Cash and cash equivalents — End of period	$9,338	$22,542

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued preferred stock dividends	$2,897	$—

Consolidation of assets held by VIEs	$—	$15,269

Consolidation of liabilities held by VIEs	$—	$478

Consolidation of noncontrolling interests held by VIEs	$—	$14,792

Deconsolidation of assets held by VIEs	$—	$339

Deconsolidation of liabilities held by VIEs	$—	$412

Deconsolidation of noncontrolling interests held by VIEs	$—	$73

Consolidation of assets related to sponsored mutual fund	$—	$823

Consolidation of noncontrolling interests related to sponsored mutual fund	$—	$823

Acquisition of business	$—	$1,009

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
Recent Strategic and Financing Initiatives
On March 21, 2011, we announced that we had retained JMP Securities LLC as an advisor to explore strategic alternatives for the Company, including a potential merger or sale transaction. On March 30, 2011, we entered into a commitment letter and exclusivity agreement with Colony Capital Acquisitions, LLC, pursuant to which, as discussed more fully below, (i) Colony Capital Acquisitions, LLC and one or more of its affiliates (collectively, “Colony”) agreed to provide an $18.0 million senior secured multiple draw term loan credit facility, and (ii) Colony obtained the exclusive right for 60 days, commencing on March 30, 2011, to evaluate the possibility of making a larger strategic transaction with the Company.
In the event we and Colony enter into a definitive agreement for a strategic transaction, we then have 25 business days to solicit a competing transaction, subject to a 24 hour matching right by Colony, as well as a 1% termination fee based on the equity value of the Company. Following this 25 business day period, any such strategic transaction entered into with Colony will be subject to a customary no shop and fiduciary out with a 3% termination fee based on the equity value of the Company.
Pursuant to the terms and conditions of the credit agreement (the “Credit Agreement”) which was dated as of April 15, 2011, by and among us, Grubb & Ellis Management Services, Inc. (“GEMS”) and Colony, we entered into an $18.0 million secured credit facility (the “Credit Facility”). The terms of the Credit Facility included a payment to Colony of (i) a closing fee equal to 1.00% of the Credit Facility amount and (ii) warrants (the “Warrants”) exercisable to purchase 6,712,000 shares of our common stock, valued at $1.6 million. The Credit Facility has been fully drawn upon as of May 16, 2011.
The Credit Facility matures on March 1, 2012 and has an initial interest rate of 11.00% per annum, increasing by an additional 0.50% at the end of each three-month period subsequent to the closing date of the Credit Facility for so long as any loans are outstanding. In lieu of making a cash interest payment, we have the option to accrue any due and payable interest under the Credit Facility and issue additional warrants (the “Additional Warrants”) based on a formula calculation. The loan is not subject to any required principal amortization payments during the term.
The Warrants have an exercise price equal to $0.01 per share and a maturity date of three years from the date of issuance (the “Expiration Date”), but are exercisable prior to the Expiration Date upon the satisfaction of certain events as set forth in the Warrants, including, but not limited to, if the volume weighted average price of our common stock equals or exceeds $1.10 for any consecutive 30 calendar day period prior to the date of exercise or upon the occurrence of a fundamental change in which the consideration received for each share of our common stock equals or exceeds $1.10. The Warrants are exercisable, at the option of the holder of such Warrant, (a) by paying the exercise price in cash, (b) pursuant to a “cashless exercise” of the Warrant or (iii) by reduction of the principal amount of loans under the Credit Facility payable to the holder of such Warrant, or by a combination of the foregoing methods. The number of shares of our common stock issuable upon exercise of the Warrants or Additional Warrants is subject to adjustment in certain cases. All Additional Warrants issued pursuant to the Credit Agreement shall contain the same terms as the Warrants.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On February 10, 2011, we announced the creation of Daymark Realty Advisors, Inc. (“Daymark”), a wholly owned and separately managed subsidiary that is responsible for the management of our tenant-in-common portfolio. Subsequent thereto we announced that we had retained FBR Capital Markets & Co. to explore strategic alternatives with respect to Daymark and its portfolio, which includes over 8,700 multi-family units and approximately 30.0 million square feet of real estate. Daymark provides specialized services to our tenant-in-common (“TIC”) portfolio, which we believe requires unique expertise and client focus, especially as the commercial real estate industry begins to recover from the significant downturn of the past few years. Daymark will provide strategic asset management, property management, structured finance, accounting and loan advisory services to our existing portfolio.
Basis of Presentation
The consolidated financial statements include our accounts and those of our wholly owned and majority-owned controlled subsidiaries, variable interest entities (“VIEs”) in which we are the primary beneficiary, and partnerships/limited liability companies (“LLCs”) in which we are the managing member or general partner and the other partners/members lack substantive rights. All significant intercompany accounts and transactions are eliminated in consolidation.
Pursuant to the requirements of Accounting Standards Codification (“ASC”) Topic 810, Consolidation, (“Consolidation Topic”), we consolidate entities that are VIEs when we are deemed to be the primary beneficiary of the VIE. We are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest in the VIE. Our variable interest provides us with a controlling financial interest if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. There is subjectivity around the determination of power and which activities of the VIE most significantly impact the entity’s economic performance. As reconsideration events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations and will report such changes on a quarterly basis. In addition, we will continuously evaluate our VIE’s primary beneficiary as facts and circumstances change to determine if such changes warrant a change in an enterprise’s status as primary beneficiary of the VIEs. For entities in which (i) we are not deemed to be the primary beneficiary, (ii) our ownership is 50.0% or less and (iii) we have the ability to exercise significant influence, we use the equity method of accounting (i.e. at cost, increased or decreased by our share of earnings or losses, plus contributions less distributions). We also use the equity method of accounting for jointly controlled tenant-in-common interests.
Interim Unaudited Financial Data
Our accompanying consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles (“GAAP”) in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
In preparing our accompanying consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 31, 2011.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Reclassifications
Certain reclassifications have been made to prior year and prior period amounts in order to conform to the current period presentation. These reclassifications have no effect on reported net loss.
Restricted Cash
Restricted cash is comprised primarily of cash and loan impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements related to consolidated properties as well as cash reserve accounts held for the benefit of various insurance providers. As of March 31, 2011 and December 31, 2010, the restricted cash balance was $8.7 million and $8.5 million, respectively.
Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, (“Fair Value Measurements and Disclosures Topic”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Fair Value Measurements and Disclosures Topic applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table presents financial and nonfinancial assets and liabilities measured at fair value on either a recurring or nonrecurring basis for the three months ended March 31, 2011:

					Total
					Impairment
					Recoveries
					(Losses)
					Incurred
					During the
					Three Months
(In thousands)	March 31,				Ended March 31,
Assets	2011	Level 1	Level 2	Level 3	2011
Investments in marketable equity securities	$2,855	$2,855	$—	$—	$—
Property held for investment	$44,871	$—	$—	$44,871	$—
Investments in unconsolidated entities	$5,166	$—	$—	$5,166	$—
Life insurance contracts	$417	$—	$417	$—	$—
Contingent liability — TIC program exchange	$(10,861)	$—	$—	$(10,861)	$9,024
The following table presents financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the year ended December 31, 2010:

					Total
					Impairment
					Losses
					Incurred
					During the
					Year Ended
(In thousands)	December 31,				December 31,
Assets	2010	Level 1	Level 2	Level 3	2010
Investments in marketable equity securities	$2,849	$2,849	$—	$—	$—
Property held for investment	$45,572	$—	$—	$45,572	$—
Investments in unconsolidated entities	$5,178	$—	$—	$5,178	$(646)
Life insurance contracts	$1,062	$—	$1,062	$—	$—
Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, (“Financial Instruments Topic”) requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. The Financial Instruments Topic defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of reporting period based on unobservable assumptions categorized in Level 3 of the hierarchy, including available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
The fair value of our mortgage notes, notes payable, senior notes, convertible notes and preferred stock is estimated using borrowing rates available to us for debt instruments with similar terms and maturities. The amounts recorded for accounts receivable, notes receivable, advances, accounts payable and accrued liabilities and capital lease obligations approximate fair value due to their short-term nature.
The following table presents the fair value and carrying value of our mortgage notes, notes payable, senior notes, convertible notes and preferred stock as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes	$59,687	$70,000	$59,624	$70,000
Notes payable	$688	$802	$747	$884
NNN senior notes	$16,188	$16,277	$16,054	$16,277
Convertible notes(1)	$27,563	$30,212	$28,832	$30,133
Preferred stock(2)	$55,528	$92,977	$91,828	$90,080

(1)	Carrying value includes an unamortized debt discount of $1.3 million and $1.4 million as of March 31, 2011 and December 31, 2010, respectively.

(2)	Carrying value includes cumulative unpaid dividends of $2.9 million as of March 31, 2011.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
2. MARKETABLE SECURITIES
We apply the provisions of the Fair Value Measurements and Disclosures Topic to our financial assets recorded at fair value, which consists of available-for-sale marketable securities. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets are used by us to estimate the fair value of our available-for-sale marketable securities.
The historical cost and estimated fair value of the available-for-sale marketable securities held by us are as follows:

	As of March 31, 2011				As of December 31, 2010
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$1,008	$184	$—	$1,192	$998	$148	$—	$1,146

There were no sales of marketable equity securities, or other than temporary impairments recorded, during the three month periods ended March 31, 2011 or 2010.
Investments in Limited Partnerships
We served as general partner and investment advisor, through our 51.0% ownership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”), to one limited partnership and as investment advisor to three mutual funds as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, the limited partnership, Grubb & Ellis AGA Real Estate Investment Fund LP, is required to be consolidated in accordance with the Consolidation Topic. In addition, as of March 31, 2011, one mutual fund, Grubb & Ellis AGA International Realty Fund, is required to be consolidated in accordance with the requirements of the Consolidation Topic.
For the three months ended March 31, 2011 and 2010, Alesco had investment (loss) income of approximately ($13,000) and $31,000, respectively. The investment (loss) income is related to the limited partnership and mutual funds and is reflected in other (expense) income and offset in non-controlling interest in loss of consolidated entities on the statements of operations. As of March 31, 2011 and December 31, 2010, the consolidated limited partnership and mutual fund had assets of approximately $1.7 million, primarily consisting of exchange traded marketable securities, including equity securities and foreign currencies.
The following table reflects trading securities owned by the limited partnership and the mutual fund which we consolidate. The original cost, estimated market value and gross unrealized gains and losses of equity securities are presented in the tables below:

	As of March 31, 2011				As of December 31, 2010
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$1,472	$231	$(40)	$1,663	$1,507	$218	$(22)	$1,703

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Investment	Realized Gains	Unrealized		Investment	Realized Gains	Unrealized Gains
(In thousands)	Income	(Losses)	Gains (Losses)	Total	Income	(Losses)	(Losses)	Total
		(Unaudited)				(Unaudited)
Equity securities	$9	$26	$(40)	$(5)	$12	$72	$(46)	$38
Less investment expenses	(8)	—	—	(8)	(7)	—	—	(7)

	$1	$26	$(40)	$(13)	$5	$72	$(46)	$31

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. RELATED PARTIES
Related party balances are summarized below:
Accounts Receivable
Accounts receivable from related parties consisted of the following:

	March 31,	December 31,
(In thousands)	2011	2010
Accrued property and asset management fees	$16,706	$18,623
Accrued lease commissions	4,726	4,850
Other accrued fees	2,572	2,392
Accounts receivable from sponsored REITs	2,752	2,741
Other receivables	427	432

Total	27,183	29,038
Allowance for uncollectible receivables	(12,241)	(12,860)

Accounts receivable from related parties — net	14,942	16,178
Less portion classified as current	(3,504)	(3,834)

Non-current portion	$11,438	$12,344

Notes and Advances to Related Parties
We have made advances to affiliated real estate entities under management. Such advances are uncollateralized, had initial payment terms of one year which have generally been extended by us, and generally bear interest at a range of 6.0% to 12.0% per annum. The advances consisted of the following:

	March 31,	December 31,
(In thousands)	2011	2010
Notes and advances to related parties	$22,271	$23,569
Allowance for uncollectible advances	(11,016)	(11,294)

Notes and advances to related parties — net	11,255	12,275
Less portion classified as current	(3,755)	(4,004)

Non-current portion	$7,500	$8,271

In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of March 31, 2011, the future funding commitments under the guarantee totaled approximately $1.9 million.
Note Receivable
In February 2011, we sold the note receivable from Apartment Trust of America, Inc. (formerly, Grubb & Ellis Apartment REIT, Inc.) (“Apartment REIT”) with a remaining principal balance of $7.75 million to a third party for $6.1 million in net proceeds.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Our Daymark segment is a sponsor of TIC programs and related formation LLCs. As of March 31, 2011, we had investments in 12 LLCs that are VIEs in which we are the primary beneficiary. These LLCs hold interests in our TIC investments. The carrying value of the assets and liabilities for these consolidated VIEs was $5.0 million and $14,000, respectively, as of March 31, 2011 and December 31, 2010. The carrying value of the assets and liabilities for these consolidated VIEs as of December 31, 2010 was $5.0 million and $14,000, respectively. The assets of these LLCs are only used to settle the liabilities associated with these LLCs. In addition, these consolidated VIEs are joint and severally liable on the non-recourse mortgage debt related to the interest in our TIC investments totaling $405.3 million as of March 31, 2011 and December 31, 2010. This non-recourse mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the requirements of ASC Topic 860, Transfers and Servicing, (“Transfers and Servicing Topic”) for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recovery of our investments.
We are also a sponsor of an LLC that was formed for the primary purpose of providing mezzanine financing to entities acquiring, investing in, holding, developing, managing, operating, selling, selling undivided interests in, or owning direct and indirect interests in real estate. The LLC provides capital to TIC programs in the form of advances. We have guaranteed the collectability of certain advances this LLC has made to various TIC programs which we have determined represents a variable interest in the LLC. As of March 31, 2011, the future funding commitments totaled approximately $1.9 million. The carrying value of the assets and liabilities associated with this LLC as of March 31, 2011 were $8.1 million and $0, respectively. The carrying value of the assets and liabilities associated with this LLC as of December 31, 2010 were $8.2 million and $0, respectively. The assets of the LLC are only used to settle the liabilities associated with the LLC.
We have a 51.0% equity interest in an LLC that serves as an investment advisor to a limited partnership and mutual fund programs. This LLC is a VIE in which we are the primary beneficiary. The carrying value of the assets and liabilities associated with this VIE as of March 31, 2011 was $1.9 million and $0.8 million, respectively. The carrying value of the assets and liabilities associated with this VIE as of December 31, 2010 was $1.9 million and $0.8 million, respectively. The assets of the LLC are only used to settle the liabilities associated with the LLC.
We have a 67.0% equity interest in an LLC that invests in and manages foreign entities. Further, this LLC has a 49.0% equity interest in an LLC that provides property management and facilities management services. These LLCs are VIEs in which we are the primary beneficiary. The carrying value of the assets and liabilities associated with these VIEs as of March 31, 2011 was $0.7 million and $0.7 million, respectively. The carrying value of the assets and liabilities associated with these VIEs as of December 31, 2010 was $1.1 million and $0.9 million, respectively. The assets of these LLCs are only used to settle the liabilities associated with these LLCs.
We have a 60.0% equity interest in a joint venture that serves as an advisor to energy and infrastructure programs. This joint venture is a VIE for which we determined that our variable interest does not provide us with a controlling financial interest in the VIE. Pursuant to the organizational documents for this joint venture, all major decisions require the consent of both us and our joint venture partner. Therefore, the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is shared. Accordingly, such VIE is unconsolidated and is included in Investments in Unconsolidated Entities in the consolidated balance sheet as of March 31, 2011 and December 31, 2010.
We advanced $0.9 million and $0.8 million during the three months ended March 31, 2011 and 2010, respectively, to one of our consolidated VIEs to fund operations. In addition, we invested an additional $0.2 million and $0.2 million in our unconsolidated VIE during the three months ended March 31, 2011 and 2010, respectively, to fund operations. We may provide additional financial support to our consolidated and unconsolidated VIEs in the future; however, we are not contractually required to do so.
If an entity is determined to not be a VIE under the requirements of the Consolidation Topic, then the entity is evaluated for consolidation under the requirements of ASC Topic 970, Real Estate — General, (“Real Estate — General Topic”), as amended by the requirements of the Consolidation Topic.
As of March 31, 2011 and December 31, 2010, we had a number of entities that were determined to be VIEs that did not meet the consolidation requirements of the Consolidation Topic. The unconsolidated VIEs are accounted for under the equity method. The aggregate investment carrying value of the unconsolidated VIEs was ($0.3) million as of March 31, 2011 and December 31, 2010 and was classified under Investments in Unconsolidated Entities in the consolidated balance sheet. Our maximum exposure to loss as a result of our investments in unconsolidated VIEs is typically limited to the aggregate of the carrying value of the investment or the outstanding deposits and advances to the unconsolidated VIE, future funding commitments and mortgage debt guarantees. There were no future funding commitments as of March 31, 2011 and December 31, 2010 related to these unconsolidated VIEs.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
As of March 31, 2011 and December 31, 2010, we held investments in five joint ventures totaling $0.3 million, which represents a range of 5.0% to 10.0% ownership interest in each property. In addition, we have a 60.0% investment in a joint venture totaling ($0.3) million as of March 31, 2011 and December 31, 2010. Pursuant to the requirements of the Consolidation Topic, we have twelve consolidated LLCs which have investments in unconsolidated entities totaling $4.8 million as of March 31, 2011 and December 31, 2010. The remaining amounts within investments in unconsolidated entities of $0.4 million as of March 31, 2011 and December 31, 2010, are related to various LLCs, which represent ownership interests in each property of less than 1.0% and are accounted for under the cost method of accounting.
6. PROPERTY HELD FOR INVESTMENT
Property held for investment consisted of the following:

		March 31,	December 31,
(In thousands)	Useful Life	2011	2010
Building and capital improvements	39 years	$41,612	$41,612
Tenant improvements	1–12 years	6,246	6,761
Accumulated depreciation		(7,969)	(7,783)

Total		39,889	40,590
Land		4,982	4,982

Property held for investment, net		$44,871	$45,572

We recognized $0.7 million and $0.5 million of depreciation expense related to the one property held for investment for the three months ended March 31, 2011 and 2010, respectively.
7. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

		March 31,	December 31,
(In thousands)	Useful Life	2011	2010
Non-amortizing intangible assets:
Trade name	Indefinite	$64,100	$64,100
Amortizing intangible assets:
Identified intangible assets
Contract rights, established for the legal right to future disposition fees of a portfolio of real estate properties under contract	Amortize per disposition transactions	8,148	8,628
Affiliate agreements	20 years	10,600	10,600
Customer relationships	5 to 7 years	8,725	8,725
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	746	746
Other contract rights	5 to 7 years	953	953
Non-compete and employment agreements	3 to 4 years	97	97

		35,469	35,949
Accumulated amortization		(16,320)	(15,227)

Identified intangible assets, net		19,149	20,722

Identified intangible assets of property held for investment
In place leases and tenant relationships	1 to 104 months	6,521	7,091
Above market leases	1 to 92 months	2,058	2,364

		8,579	9,455
Accumulated amortization		(5,796)	(6,181)

Identified intangible assets of property held for investment, net		2,783	3,274

Total identified intangible assets, net		$86,032	$88,096

Amortization expense for intangible contract rights is charged as a reduction to Investment Management — Daymark revenue in the applicable period. The amortization of the contract rights will be applied based on the net relative value of disposition fees realized when the properties are sold. There was no amortization expense recorded for contract rights for the three months ended March 31, 2011 and 2010. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees was improbable. As a result, we recorded an impairment charge of approximately $0.5 million and $0.6 million related to the impaired intangible contract rights for the three months ended March 31, 2011 and 2010, respectively. Amortization expense recorded for the remaining identified intangible assets was approximately $1.1 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amortization expense recorded for the in place leases and tenant relationships was approximately $0.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
Amortization expense recorded for the above market leases was approximately $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense for above market leases is charged as a reduction to rental related revenue in the accompanying consolidated statement of operations.
8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2011	2010
Accrued liabilities	$14,482	$12,313
Salaries and related costs	20,224	23,817
Accounts payable	17,428	18,437
Broker commissions	6,701	10,519
Bonuses	10,484	8,951
Property management fees and commissions due to third parties	3,029	3,351

Total	$72,348	$77,388

9. CONVERTIBLE NOTES
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
Holders of the Notes may convert notes into shares of our common stock at the initial conversion rate of 445.583 shares per $1,000 principal amount of the Notes (equal to a conversion price of approximately $2.24 per share of our common stock), subject to adjustment in certain events (but not for accrued interest) at any time prior to the close of business on the scheduled trading day before the stated maturity date. In addition, following certain corporate transactions, we will increase the conversion rate for a holder who elects to convert in connection with such corporate transaction by a number of additional shares of our common stock as set forth in the Indenture. As of March 31, 2011, the maximum number of shares of common stock that could be required to be issued upon conversion of the Convertible Notes was 14,035,865 shares of common stock.
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
Registration Rights Agreement
In connection with the Offering, we entered into a registration rights agreement pursuant to which we agreed to file with the SEC a shelf registration statement registering the resale of the notes and the shares of common stock issuable upon conversion of the Convertible Notes no later than June 30, 2010, and to use commercially reasonable efforts to cause the shelf registration statement to become effective within 85 days of May 7, 2010, or within 115 days of the closing date of the Offering if the registration statement is reviewed by the SEC. The shelf registration statement was filed on June 25, 2010 and became effective on July 19, 2010.
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
10. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
Notes payable and capital lease obligations consisted of the following:

	March 31,	December 31,
(In thousands)	2011	2010
Note payable in connection with business acquisition in November 2010. Fixed interest rate of 4.0% per annum as of March 31, 2011. The note requires monthly principal and interest payments and matures in November 2012.	$402	$459

Note payable in connection with business acquisition in December 2010. Fixed interest rate of 2.0% per annum as of December 31, 2010. The note requires monthly principal and interest payments and matures in December 2013.	400	425

Capital lease obligations	541	746

Total	1,343	1,630
Less portion classified as current	(809)	(1,041)

Non-current portion	$534	$589

11. MORTGAGE NOTE
As of March 31, 2011 and December 31, 2010, we had a $70.0 million mortgage loan payable to a financial institution collateralized by real estate held for investment. The note requires monthly interest-only payments, has a fixed interest rate of 6.29% per annum, matures in February 2017 and is non-recourse up to $60.0 million with a $10.0 million recourse guarantee.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
12. NNN SENIOR NOTES
From August 1, 2006 to January 2007, NNN Collateralized Senior Notes, LLC (the “NNN Senior Notes Program”), a wholly owned subsidiary of Daymark, issued $16.3 million of notes which mature on August 29, 2011 and bear interest at a rate of 8.75% per annum. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on the first day of the month occurring after issuance. The notes mature five years from the date of first issuance of any of such notes, with two one-year options to extend the maturity date of the notes at the Senior Notes Program’s option. The interest rate will increase to 9.25% per annum during any extension. The Senior Notes Program has the right to redeem the notes, in whole or in part, at par value. The notes are the NNN Senior Notes Program’s senior obligations, ranking pari passu in right of payment with all other senior debt incurred and ranking senior to any subordinated debt it may incur. The notes are effectively subordinated to all present or future debt secured by real or personal property to the extent of the value of the collateral securing such debt. The notes are secured by a pledge of the NNN Senior Notes Program’s membership interest in NNN Series A Holdings, LLC, which is the Senior Notes Program’s wholly owned subsidiary for the sole purpose of making the investments. Each note is guaranteed by Grubb & Ellis Realty Investors, LLC (“GERI”). The guarantee is secured by a pledge of GERI membership interest in the NNN Senior Notes Program. The guarantee requires GERI to maintain at all times during the term the notes are outstanding a net worth of at least $0.5 million. As of March 31, 2011, GERI met the net worth requirement.
On May 13, 2011, pursuant to the terms of the indenture underlying the NNN Senior Notes, the NNN Senior Notes Program notified the trustee and holders of the NNN Senior Notes that the maturity date of the NNN Senior Notes shall be extended by one year, effective as of August 29, 2011 (the “Extension Effective Date”). Accordingly, the maturity date of the NNN Senior Notes is August 29, 2012. In accordance with the terms and provisions of the indenture, the NNN Senior Notes shall bear interest at 8.75% per annum until the Extension Effective Date, and thereafter at 9.25% per annum until the maturity date. The NNN Senior Notes Program may extend the maturity date for an additional year, through August 29, 2013, in accordance with the terms and provisions of the indenture and the NNN Senior Notes.
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
Daymark — Daymark includes services for financing, disposition and asset and property management services related to our TIC programs.
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

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Management Services
Revenue	$59,045	$72,448
Compensation costs	8,680	9,553
Transaction commissions and related costs	3,778	6,183
Reimbursable salaries, wages and benefits	39,553	50,358
General and administrative	3,191	2,247
Provision for doubtful accounts	471	341

Segment operating income	3,372	3,766
Transaction Services
Revenue	50,452	42,233
Compensation costs	15,468	10,965
Transaction commissions and related costs	33,238	26,999
General and administrative	9,896	8,848
Provision for doubtful accounts	759	804

Segment operating loss	(8,909)	(5,383)
Investment Management
Revenue	2,696	5,277
Compensation costs	2,374	2,885
Transaction commissions and related costs	863	503
Reimbursable salaries, wages and benefits	—	698
General and administrative	1,998	1,653
Provision for doubtful accounts	5	(16)

Segment operating loss	(2,544)	(446)
Daymark
Revenue	4,035	4,790
Compensation costs	2,508	3,121
Reimbursable salaries, wages and benefits	1,906	1,594
General and administrative	4,319	973
Provision for doubtful accounts	907	475

Segment operating loss	(5,605)	(1,373)
Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating loss	(13,686)	(3,436)
Non-segment:
Rental and other operations, net of rental related and other expenses	1,293	1,157
Corporate overhead (compensation, general and administrative costs)	(6,834)	(10,315)
Stock based compensation	(1,692)	(3,019)
Severance and other charges	(818)	(2,730)
Depreciation and amortization	(3,469)	(2,807)
Interest	(2,317)	(1,655)
Real estate related recoveries (impairments)	9,024	(270)
Intangible asset impairment	(480)	(614)
Other income (expense)	295	(123)

Loss from continuing operations before income tax provision	(18,684)	(23,812)
Income tax provision	—	(183)

Loss from continuing operations	(18,684)	(23,995)
Loss from discontinued operations	—	(57)

Net loss	(18,684)	(24,052)

Net loss attributable to noncontrolling interests	(395)	(271)

Net loss attributable to Grubb & Ellis Company	$(18,289)	$(23,781)

14. DISCONTINUED OPERATIONS
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The net results of discontinued operations and the net gain (loss) on dispositions of properties sold during the year ended December 31, 2010, in which we have no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. We will receive certain fee income from these properties on an ongoing basis that is not considered significant when compared to the operating results of such properties.
The following table summarizes the income (loss) and expense components — net of taxes that comprised discontinued operations for the three months ended March 31, 2010 (there were no discontinued operations for the three months ended March 31, 2011):

Three Months Ended
(In thousands)	March 31, 2010
Rental income	$1,804
Rental expense	(783)
Depreciation and amortization	(451)
Interest expense (including amortization of deferred financing costs)	(664)
Tax benefit	37

Loss from discontinued operations — net of taxes	(57)

Loss on disposal of discontinued operations — net of taxes	—

Total loss from discontinued operations	$(57)

15. COMMITMENTS AND CONTINGENCIES
Operating Leases — We have non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which we act as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.
Rent expense under these operating leases was approximately $6.3 million and $6.6 million for the three months ended March 31, 2011 and 2010, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.
Operating Leases — Other — We have served as a master lessee of seven multifamily properties in various locations under non-cancelable leases. The leases, which commenced in various months and expire from June 2015 through March 2016, require minimum monthly rent payments averaging $795,000 over the 10-year period. On September 29, 2010, we were terminated as the master lessee on four of these multifamily properties and on December 31, 2010, we were terminated as the master lessee on one additional multifamily property. The two remaining master lease agreements expire in July and October 2015 and require minimum monthly payments averaging $382,000 over the remaining lease term. Master lease rent expense under these operating leases was approximately $1.1 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively. In addition, we are required to pay operating costs related to the operation, maintenance, management and security of the property. Operating costs under these operating leases was approximately $0.7 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.
We sublease these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $1.6 million and $3.9 million for the three months ended March 31, 2011 and 2010, respectively.
We were also a 50% joint venture partner of four multifamily residential properties in various locations under non-cancelable leases until December 31, 2010, when we sold our interest. The leases, which commenced in various months and expired from November 2014 through January 2015, required minimum monthly rent payments averaging $372,000 over the 10-year period. Master lease rent expense under these operating leases was approximately $1.1 million for the three months ended March 31, 2010. In addition, we were required to pay operating costs related to the operation, maintenance, management and security of the property. Operating costs under these operating leases was approximately $1.0 million for the three months ended March 31, 2010.
We subleased these multifamily spaces to third parties for no more than one year. Rental income from these subleases was approximately $2.2 million for the three months ended March 31, 2010.
As of March 31, 2011, we had recorded liabilities totaling $3.9 million related to such master lease arrangements, consisting of $2.1 million of cumulative deferred revenues relating to acquisition fees and loan fees received from 2004 through 2006 and $1.8 million of additional loss reserves which were recorded through March 31, 2011.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
TIC Program Exchange Provision — Prior to the merger, Triple Net Properties, LLC (now known as GERI) entered into agreements providing certain investors the right to exchange their investments in certain TIC programs for investments in a different TIC program or in substitute replacement properties. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In the fourth quarter of 2010, GERI was released from certain obligations relating to $6.2 million in initial investments. In addition, we were released from certain obligations totaling $2.0 million as a result of the sale of a TIC program’s property during the year ended December 31, 2010. In July 2009, we received notice on behalf of certain investors stating their intent to exercise rights under one of those agreements with respect to an initial investment totaling $4.5 million. Subsequently, in February 2011, an action was filed in the Superior Court of Orange County, California on behalf of those same investors against GERI alleging breach of contract and breach of the implied covenant of good faith and fair dealing, and seeking damages of $26.5 million with respect to initial cash investments totaling $22.3 million, which is inclusive of the $4.5 million for which we received the notice in July 2009. While the outcome of that action is uncertain, GERI will vigorously defend those claims. See TIC Program Exchange Litigation disclosure under Claims and Lawsuits below for further information.
We deferred revenues relating to these agreements of $0 and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, pursuant to the Real Estate — General Topic, we reduced an obligation by $9.0 million related to the re-measurement of our maximum exposure to loss related to certain obligations at the time the February 2011 action was filed. Additional potential losses of $0.2 million related to these agreements were incurred during the three months ended March 31, 2010, to record a liability underlying the agreements with investors. As of March 31, 2011, we had recorded liabilities totaling $10.9 million related to such agreements, which is included in other current liabilities, consisting of $3.6 million of cumulative deferred revenues and $7.3 million of additional potential losses related to these agreements as a result of estimated declines in the value of the properties. In addition, we are joint and severally liable on the non-recourse mortgage debt related to these TIC programs with exchange provisions totaling $276.0 million and $276.1 million as of March 31, 2011 and December 31, 2010, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third-party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recoverability of our investment in the TIC program.
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
Met Center 10 — One such matter relates to a tenant-in-common property known as Met Center 10, located in Austin, Texas. The Company and its subsidiaries have been involved in multiple legal proceedings relating to Met Center 10, including three actions pending in state court in Austin, Texas and an arbitration proceeding being conducted in California. The arbitration proceeding involves Grubb & Ellis Realty Investors, LLC (“GERI”), a subsidiary of Daymark, and is pending before the American Arbitration Association in Orange County, California captioned NNN Met Center 10 1, LLC, et al. v. Grubb & Ellis Realty Investors, LLC, No. 73 115 Y 00140 HLT (the “Met 10 Arbitration”). A state court action involving GERI is pending in the District Court of Travis County, Texas captioned NNN Met Center 10, LLC v. Met Center Partners-6, Ltd., et al., No. D-1-GN-08-002104 (the “Met 10 Texas Action”). Two additional state court actions involving the Company, GERI, and Grubb & Ellis Management Services, Inc. are pending in the District Court for Travis County, Texas captioned NNN Met Center 10-1, LLC v. Lexington Insurance Company, et al., No. D-1-GN-10-004495 and NNN Met Center 10, LLC v. Lexington Insurance Company, et al., No. D-1-GN-11-000848 (together, the “Met 10 Lexington Actions”).
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
In the Met 10 Texas Action, GERI and an affiliate are pursuing claims against the developers and sellers of the property and other defendants to recover damages arising from, among other things, undisclosed ground movement. The developers, sellers, and certain other defendants are asserting counterclaims against GERI and its affiliate. GERI and its affiliate are vigorously defending those counterclaims. The outcome of that proceeding, and the damages, if any, that GERI and its affiliate will recover are uncertain In the Met 10 Lexington Actions, the TIC investors are asserting claims against our former officers and employees in connection with the negotiation and documentation of an insurance settlement relating to the Met Center 10 property, and an alleged misallocation and/or misappropriation of the proceeds of that settlement. In addition, Lexington Insurance Company is asserting claims against NNN Met Center 10, LLC, the Company, GERI, and GEMS arising of the insurance settlement. We are vigorously defending those claims.
TIC Program Exchange Litigation — GERI is a defendant in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al, Case No. 00449598. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in TIC investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. The plaintiffs are seeking damages totaling $26.5 million, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.
Britannia II Office Park — We and various Daymark subsidiaries are defendants in an action filed on or about July 22, 2010 in Superior Court of Alameda County, California captioned NNN Britannia Business Center II — 17, LLC, et al. v. Grubb & Ellis Company, et al., Case No. RG10-527282. Plaintiffs invested more than $14 million for TIC interests in a commercial real estate project in Pleasanton, California, known as Britannia Business Center II, which ultimately was foreclosed upon. Plaintiffs claim that they were induced to invest with misrepresentations concerning the financial projections and risks for the project, and allege various mismanagement claims. Plaintiffs’ current claim is for breach of the implied covenant of good faith and fair dealing, and plaintiffs have been given permission to amend their complaint to attempt to plead claims of negligent misrepresentation, breach of contract, and breach of fiduciary duty. Plaintiffs seek compensatory and exemplary damages in an unspecified amount, along with costs and attorneys’ fees. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.
Durham Office Park — We and various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al., Case No. 10 CVS 4392. Plaintiffs invested more than $11 million for TIC interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.
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
Guarantees — Historically our investment management subsidiaries provided non-recourse carve-out guarantees or indemnities with respect to loans for properties now owned or under the management of Daymark. As of March 31, 2011, there were 132 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.2 billion. As of December 31, 2010, there were 133 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.3 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments as further described in Note 4.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Our guarantees consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In thousands)	2011	2010
Daymark non-recourse/carve-out guarantees of debt of properties under management(1)	$2,862,036	$2,944,311
Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under management(1)	$78,290	$78,363
Daymark and Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under management(2)	$31,198	$31,271
Daymark non-recourse/carve-out guarantees of debt of Company owned property(1)	$60,000	$60,000
Daymark recourse guarantees of debt of properties under management	$12,900	$12,900
Grubb & Ellis Company recourse guarantees of debt of properties under management	$11,998	$11,998
Daymark recourse guarantees of debt of Company owned property(3)	$10,000	$10,000
(1)	A “non-recourse/carve-out” guarantee or indemnity generally imposes liability on the guarantor or indemnitor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee or indemnity is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property. While there is not a standard document evidencing these guarantees or indemnities, liability under the non-recourse carve-out guarantees or indemnities generally may be triggered by, among other things, any or all of the following:
•	a voluntary bankruptcy or similar insolvency proceeding of any borrower;

•	a “transfer” of the property or any interest therein in violation of the loan documents;

•	a violation by any borrower of the special purpose entity requirements set forth in the loan documents;

•	any fraud or material misrepresentation by any borrower or any guarantor in connection with the loan;

•	the gross negligence or willful misconduct by any borrower in connection with the property, the loan or any obligation under the loan documents;

•	the misapplication, misappropriation or conversion of (i) any rents, security deposits, proceeds or other funds, (ii) any insurance proceeds paid by reason of any loss, damage or destruction to the property, and (iii) any awards or other amounts received in connection with the condemnation of all or a portion of the property;

•	any waste of the property caused by acts or omissions of borrower of the removal or disposal of any portion of the property after an event of default under the loan documents; and

•	the breach of any obligations set forth in an environmental or hazardous substances indemnity agreement from borrower.
Certain acts (typically the first three listed above) may render the entire debt balance recourse to the guarantor or indemnitor, while the liability for other acts is typically limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees and indemnities. Generally the guarantor or indemnitor irrevocably and unconditionally guarantees or indemnifies the lender the payment and performance of the guaranteed or indemnified obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor or indemnitor covenants and agrees that it is liable for the guaranteed or indemnified obligations as a primary obligor. As of March 31, 2011, to the best of our knowledge, there was no debt owed by us as a result of the borrowers engaging in prohibited acts, despite the prohibited acts that occurred as more fully described below.
(2)	We and Daymark are each joint and severally liable on such non-recourse/carve-out guarantees.
(3)	In addition to the $10.0 million principal guarantee, Daymark has guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of March 31, 2011 and December 31, 2010, we had recourse guarantees of $24.9 million relating to debt of properties under management (of which $12.0 million is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). As of March 31, 2011 and December 31, 2010, approximately $18.7 million and $9.5 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $10.0 million and $2.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). In addition, as of March 31, 2011, we had $12.0 million and $8.0 million, respectively, of recourse guarantees related to debt that will mature in the next twelve months (of which $8.0 million is recourse back to Grubb & Ellis Company). Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any of our subsidiaries to pay its debts as they become due would likely have a materially negative impact on our ongoing business, and the investment management operations in particular. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of March 31, 2011 and December 31, 2010, we recorded a liability of $0.8 million which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
Two unaffiliated, individual investor entities (the “TIC debtors”), who are minority owners in two TIC programs located in Texas, Met Center 10 and 2400 West Marshall, which were originally sponsored by GERI, filed chapter 11 bankruptcy petitions in January 2011. The principal balances of the mortgage debt for these two properties was approximately $29.4 million and $6.6 million, respectively, at the time of the bankruptcy filings. We are also aware that on February 1, 2011, the special servicer for each of these loans foreclosed on all of the undivided TIC ownership interests in these properties, except those owned by the unaffiliated investor entities which effected the bankruptcy filings. The automatic stay imposed following the bankruptcy filings by each of these investor entities prevented the special servicer from foreclosing on 100% of the TIC ownership interests. The special servicers for each of the TIC debtors’ loans have filed motions for relief from the automatic stay to foreclose upon the remaining TIC ownership interests. In the Met Center 10 case, by order dated May 2, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to November 1, 2011. The May 2, 2011 order also established a procedure by which the special servicer would be required to reconvey the foreclosed upon interest to the Met Center 10 debtor and the other investor entities following payment of an “amount due” as that term is defined in the May 2, 2011 Order. The bankruptcy court in the 2400 West Marshall case has not ruled on the special servicer’s motion for stay relief.
GERI executed a non-recourse carve-out guarantee in connection with the mortgage loan for the Met 10 property, and a non-recourse indemnity for the 2400 West Marshall property. As discussed in the “Guarantees” disclosure above, such “non-recourse carve-out” guarantees and indemnities only impose liability on GERI if certain acts prohibited by the loan documents take place. Liability under these non- recourse carve-out guarantees and indemnities may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, the TIC debtors’ mortgage lenders may assert that GERI is liable under the guarantee and indemnity. While GERI’s ultimate liability under these agreements is uncertain as a result of numerous factors, including, without limitation, whether the bankruptcy filings of the TIC debtors triggered GERI’s obligations under the guaranty and the indemnification, the amount of the lender’s credit bids at the time of foreclosure, events in the individual bankruptcy proceedings and the ultimate disposition of those bankruptcy proceedings, and the defenses GERI may raise under the guarantee and indemnity, such liability may be in an amount in excess of the net worth of NNNRA and its subsidiaries, including GERI. NNNRA and GERI are investigating the facts and circumstances surrounding these events, and the potential liabilities related thereto, and intend to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation. In the event that GERI receives a demand for payment from the lenders pursuant to such guarantee and indemnity arrangements, in an amount that exceeds $1.0 million, and GERI fails to pay such amount when due, a cross-default under our Convertible Notes may result.
Investment Program Commitments — In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of March 31, 2011 and December 31, 2010, the future funding commitments under the guarantee totaled approximately $1.9 million and $2.0 million, respectively.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Alesco Seed Capital — On November 16, 2007, we completed the acquisition of a 51.0% membership interest in Alesco from Jay P. Leupp (“Leupp”). Pursuant to the Intercompany Agreement between us and Alesco, dated as of November 16, 2007, we committed to invest up to $20.0 million in seed capital into certain real estate funds that Alesco planned to launch. Additionally, upon achievement of certain earn-out targets, we were required to purchase up to an additional 27% interest in Alesco for $15.0 million. To date those earn-out targets have not been achieved. We are allowed to use $15.0 million of seed capital to fund the earn-out payments. As of March 31, 2011, we have invested $1.5 million into the three funds that Alesco has launched to date (the “Existing Alesco Funds”) and our unfunded seed capital commitments with respect to the Existing Alesco Funds totaled $2.5 million. As of February 14, 2011, our obligation to make further seed capital investments under the Intercompany Agreement terminated, except for the remaining commitments under the Existing Alesco Funds.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of March 31, 2011 and December 31, 2010, $2.9 million and $3.4 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of March 31, 2011 and December 31, 2010 have recorded the cash surrender value of the policies of $0.4 million and $1.1 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. These awards vest over three to five years. Vested phantom stock awards are also unfunded and paid according to distribution elections made by the participants at the time of vesting and will be settled by issuing shares of our common stock from our treasury share account or issuing unregistered shares of our common stock to the participant. As of March 31, 2011 and December 31, 2010, we had awarded an aggregate of approximately 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. As of March 31, 2011 and December 31, 2010, an aggregate of 4.1 million and 4.1 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, as of March 31, 2011 grants with respect to 816,000 phantom shares had a guaranteed minimum share price ($2.8 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
16. PREFERRED STOCK
During the fourth quarter of 2009, we completed a private placement of 965,700 shares of 12% cumulative participating perpetual convertible preferred stock, par value $0.01 per share (“Preferred Stock”), to qualified institutional buyers and other accredited investors, including our directors and management.
Each share of Preferred Stock is convertible, at the holder’s option, into our common stock, par value $.01 per share at a conversion rate of 60.606 shares of common stock for each share of Preferred Stock, which represents a conversion price of approximately $1.65 per share of common stock, a 10.0% premium to the closing price of the common stock on October 22, 2009. As of March 31, 2011, the maximum number of shares of common stock that could be required to be issued upon conversion of the Preferred Stock was 58,527,214 shares of common stock.
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
During the year ended December 31, 2010, the Board of Directors declared four quarterly dividends of $3.00 per share on our Preferred Stock, which were paid on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. On March 21, 2011, the Board of Directors determined, as permitted, not to declare a dividend on our 12% Preferred Stock, for the quarter ending March 31, 2011. However, since the terms of the Preferred Stock provide for cumulative dividends, we have accrued the unpaid first quarter 2011 dividend of $3.00 per share on our Preferred Stock, which is included in Preferred Stock on our consolidated balance sheet as of March 31, 2011. As of March 31, 2011, the amount of accrued and unpaid dividends totaled $2.9 million.

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
We accounted for the Preferred Stock transaction in accordance with the requirements of ASC 815, Derivatives and Hedging, (“Derivatives and Hedging Topic”) and ASC Topic 480, Distinguishing Liabilities from Equity, (“Distinguishing Liabilities from Equity Topic”). Pursuant to those topics, we determined that the Preferred Stock should be accounted for as a single instrument as the terms of the Preferred Stock do not include any embedded derivatives that would require bifurcation from the host instrument. Pursuant to the Distinguishing Liabilities from Equity Topic, we determined that the Preferred Stock should not be classified as a liability as the characteristics of the Preferred Stock are more closely related to equity as there is no mandatory redemption date. According to the terms of the Preferred Stock, the Preferred Stock will only become redeemable at the option of the holder upon a Fundamental Change. In addition, we determined that there are various events and circumstances that would allow for redemption of the Preferred Stock at the option of the holders, however, several of these redemption events are not within our control and, therefore, the Preferred Stock should be classified outside of permanent equity in accordance with the Distinguishing Liabilities from Equity Topic as these events were assessed as not probable of becoming redeemable. We will continuously assess the probability of the Preferred Stock becoming redeemable as facts and circumstances change to determine if such changes warrant a reclassification from outside of permanent equity to a liability.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following is a reconciliation between weighted-average shares used in the basic and diluted earnings (loss) per share calculations:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2011	2010
Numerator for loss per share — basic:
Loss from continuing operations	$(18,684)	$(23,995)
Less: Net loss attributable to noncontrolling interests	395	271
Less: Preferred dividends	(2,897)	(2,897)

Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	(21,186)	(26,621)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	(57)

Net loss attributable to Grubb & Ellis Company common shareowners	$(21,186)	$(26,678)

Denominator for loss per share — basic:
Weighted-average number of common shares outstanding	65,664	64,350
Loss per share — basic:
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.32)	$(0.41)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	—

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.32)	$(0.41)

Loss per share — diluted(1):
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.32)	$(0.41)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	—	—

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.32)	$(0.41)

Total participating shareowners:
(as of the end of the period used to allocate earnings)
Preferred shares (as if converted to common shares)	58,527	58,527
Unvested restricted stock	4,258	5,222
Unvested phantom stock	3,833	4,905

Total participating shares	66,618	68,654

Total vested common shares outstanding	65,889	64,600

(1)	Excluded from the calculation of diluted weighted-average common shares as of March 31, 2011 and 2010 were the following securities, the effect of which would be anti-dilutive, because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods:

	March 31,	March 31,
(In thousands)	2011	2010
Outstanding unvested restricted stock	4,258	5,222
Outstanding options to purchase shares of common stock	321	459
Outstanding unvested shares of phantom stock	3,833	4,905
Convertible preferred shares (as if converted to common shares)	58,527	58,527
Convertible notes (as if converted to common shares)	14,036	—

Total	80,975	69,113

18. COMPREHENSIVE LOSS
The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Net loss	$(18,684)	$(24,052)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments	36	126

Total comprehensive loss	(18,648)	(23,926)

Comprehensive loss attributable to noncontrolling interests	(395)	(271)

Comprehensive loss attributable to Grubb & Ellis Company	$(18,253)	$(23,655)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
19. CHANGES IN DEFICIT
The following is a reconciliation of total deficit, deficit attributable to Grubb & Ellis Company and equity attributable to noncontrolling interests from December 31, 2010 to March 31, 2011 (in thousands):

						Total
				Accumulated		Grubb & Ellis
			Additional	Other		Company
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareowners’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Deficit	Interests	Deficit
Balance as of December 31, 2010	70,076	$701	$409,943	$148	$(478,881)	$(68,089)	$9,130	$(58,959)

Vesting of share-based compensation	—	—	1,692	—	—	1,692	—	1,692
Preferred dividend accrued	—	—	(2,897)	—	—	(2,897)	—	(2,897)
Forfeiture of non-vested restricted shares	(154)	(2)	(159)	—	—	(161)	—	(161)
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(264)	(264)
Change in unrealized gain on marketable securities	—	—	—	36	—	36	—	36
Net loss	—	—	—	—	(18,289)	(18,289)	(395)	(18,684)

Comprehensive loss	—	—	—	—	—	(18,253)	(395)	(18,648)

Balance as of March 31, 2011	69,922	$699	$408,579	$184	$(497,170)	$(87,708)	$8,485	$(79,223)

During the three months ended March 31, 2011 and 2010, we granted 0 and 2,125,000 restricted shares of common stock, respectively.
20. OTHER RELATED PARTY TRANSACTIONS
Offering Costs and Other Expenses Related to Public Non-Traded REITs — We, through our consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT II Advisor, LLC, bear certain general and administrative expenses in our capacity as advisor of Apartment REIT (now known as Apartment Trust of America, Inc.) and Grubb & Ellis Healthcare REIT II, Inc. (“Healthcare REIT II”), respectively, and are reimbursed for these expenses. However, Apartment REIT and Healthcare REIT II will not reimburse us for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts, if any, are expensed by us. There were no unreimbursed amounts expensed by us during the three months ended March 31, 2011 and 2010.
We also pay for the organizational, offering and related expenses on behalf of Healthcare REIT II’s initial offering and paid for such expenses related to Apartment REIT’s follow-on offering (through December 31, 2010 when we terminated our advisory and dealer-manager relationship with Apartment REIT). These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Healthcare REIT II and Apartment REIT in connection with these offerings. These expenses only become a liability of Healthcare REIT II and Apartment REIT to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the offerings. As of March 31, 2011 and December 31, 2010, we have incurred expenses of $2.8 million and $2.7 million, respectively, in excess of 1.0% of the gross proceeds of Healthcare REIT II’s initial offering. We anticipate that such amounts will be reimbursed in the future from the offering proceeds of Healthcare REIT II. As of March 31, 2011 and December 31, 2010, we have incurred expenses of $2.5 million, in excess of 1.0% of the gross proceeds of Apartment REIT’s follow-on offering. As of March 31, 2011 and December 31, 2010, we have recorded an allowance for bad debt of approximately $2.5 million, related to Apartment REIT’s follow-on offering costs as we believe that such amounts may not be reimbursed.
Management Fees — We provide both transaction and management services to parties, which are related to one of our principal shareowners and directors (collectively, “Kojaian Companies”). In addition, we also pay asset management fees to Kojaian Companies related to properties we manage on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by us for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, net of asset management fees paid to Kojaian Companies, was $1.2 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Office Leases — In December 2010, we entered into two office leases with landlords related to Kojaian Companies, providing for an annual average base rent of $414,000 and $404,000 over the ten-year terms of the leases which begin in April 2011 and November 2012, respectively.
Other Related Party — Our directors and officers, as well as officers, managers and employees have purchased, and may continue to purchase, interests in offerings made by our programs at a discount. The purchase price for these interests reflects the fact that selling commissions and marketing allowances will not be paid in connection with these sales. Our net proceeds from these sales made, net of commissions, will be substantially the same as the net proceeds received from other sales.
21. INCOME TAXES
The components of income tax (provision) benefit from continuing operations for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Current:
Federal	$—	$—
State	35	(69)
Foreign	(35)	(77)

	$—	$(146)

Deferred:
Federal	—	(33)
State	—	(4)

	—	(37)

	$—	$(183)

We recorded net prepaid taxes totaling approximately $0.2 million and $0.2 million as of March 31, 2011 and December 31, 2010, respectively, comprised primarily of state tax refunds receivable and state prepaid taxes.
As of December 31, 2010, federal net operating loss carryforwards in the amount of approximately $154.1 million are available to us, translating to a deferred tax asset before valuation allowance of $53.9 million. These NOLs will expire between 2027 and 2030.
We also have state net operating loss carryforwards from December 31, 2010 and previous periods totaling $244.1 million, translating to a deferred tax asset of $16.3 million before valuation allowances, which begin to expire in 2017.
We regularly review our deferred tax assets for realizability and have established a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to the cumulative pre-tax book loss in the past three years and the inherent volatility of our business in recent years, we believe that this negative evidence supports the position that a valuation allowance is required pursuant to ASC 740, Income Taxes, (“Income Taxes Topic”). Management determined that as of March 31, 2011, $118.3 million of deferred tax assets do not satisfy the recognition criteria set forth in the Income Taxes Topic. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The differences between the total income tax (provision) benefit from continuing operations for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Federal income taxes at the statutory rate	$6,388	$8,239
State income taxes, net of federal benefit	582	745
Foreign income taxes	(35)	(77)
Other	126	—
Non-deductible expenses	(1,431)	(313)
Change in valuation allowance	(5,630)	(8,777)

Provision for income taxes	$—	$(183)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Interim Report contains statements that are not historical facts and constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements are not guarantees of performance. They involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements in future periods to be materially different from any future results, performance or achievements expressed or suggested by these statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate” and “anticipate” or similar expressions. When we discuss strategy or plans, we are making projections, forecasts or forward-looking statements. Actual results and stockholder’s value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks and acts of terror or war. Many of the risks and factors that will determine these results and values are beyond our ability to control or predict. These statements are necessarily based upon various assumptions involving judgment with respect to the future. All such forward-looking statements speak only as of the date of this Report. We expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could adversely affect our ability to obtain these results and value include, among other things: (i) the slowdown in the volume and the decline in the transaction values of sales and leasing transactions, (ii) the general economic downturn and recessionary pressures on business in general, (iii) a prolonged and pronounced recession in real estate markets and values, (iv) the unavailability of credit to finance real estate transactions in general, and our tenant-in-common programs in particular, (v) an increase in expenses related to new initiatives, investments in people, technology, and service improvements, (vi) the success of current and new investment programs, including our non-traded real estate investment trusts, (vii) the success of new initiatives and investments, (viii) an unfavorable outcome in the amount we may be required to pay in any known or unknown litigation dispute; (ix) the inability to attain expected levels of revenue, performance, brand equity in general, and in the current macroeconomic and credit environment in particular, and (x) other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 31, 2011.
Overview and Background
We report our revenue by four operating business segments in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, (“Segment Reporting Topic”). The four business segments are as follows: (1) Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for corporate occupier and real estate investor clients (2) Transaction Services, which comprises our real estate brokerage valuation and appraisal operations; (3) Investment Management, which encompasses acquisition, financing, disposition and asset management services for our investment programs and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our REIT and other investment programs; and (4) Daymark Realty Advisors, Inc. (“Daymark”), which includes our legacy tenant-in-common (“TIC”) business. Additional information on these business segments can be found in Note 13 of Notes to Consolidated Financial Statements in Item 1 of this Report.
Critical Accounting Policies
A discussion of our critical accounting policies, which include principles of consolidation, revenue recognition, impairment of long-lived assets, deferred taxes, and insurance and claims reserves, can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies in 2011.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 1, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Overview
We reported revenue of $120.1 million for the three months ended March 31, 2011, compared with revenue of $130.7 million for the same period in 2010. The decrease was primarily the result of a decrease in Management Services revenue of $13.4 million, a decrease in Investment Management revenue of $2.6 million and a decrease in rental related revenue of $2.1 million, partially offset by an increase in Transaction Services revenue of $8.2 million. The decrease in our Management Services revenue as compared to the prior year period is primarily attributed to a decrease in reimbursable revenue. The decrease in our Investment Management revenue resulted from fewer acquisitions in 2011 as $159.8 million of acquisitions were sourced in the first quarter of 2010 on behalf of former investment programs. The decrease in our rental related revenue resulted from the termination of five master lease agreements in 2010. The increase in our Transaction Services revenue can be attributed to increased sales, leasing and appraisal transactions.
The net loss attributable to Grubb & Ellis Company for the first quarter of 2011 was $18.3 million and included non-cash charges of $3.5 million for depreciation and amortization, a $2.3 million charge for bad debt, $1.7 million of share-based compensation, $1.7 million for amortization of signing bonuses, $0.5 million for intangible asset impairment, offset by real estate related recoveries of $9.0 million. In addition, the first quarter results included approximately $0.8 million of severance and other charges. After the accrual of preferred stock dividends of $2.9 million, the net loss attributable to Grubb & Ellis Company common shareowners for the three months ended March 31, 2011 was $21.2 million, or $0.32 per diluted share.
We expect improved financial results in the second quarter of 2011 resulting from seasonal improvement in the brokerage business, continued revenue ramp in our newly launched appraisal business and deployment of equity raised for our non-traded REIT business in the first quarter of 2011, combined with continued sequential improvement in equity raise in the second quarter of 2011.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	March 31,		Change
(In thousands)	2011	2010	$	%
Revenue
Management services	$59,045	$72,448	$(13,403)	(18.5)%
Transaction services	50,452	42,233	8,219	19.5
Investment management	2,696	5,277	(2,581)	(48.9)
Investment management — Daymark	4,035	4,790	(755)	(15.8)
Rental related	3,860	5,914	(2,054)	(34.7)

Total revenue	120,088	130,662	(10,574)	(8.1)

Operating Expense
Compensation costs	114,309	124,745	(10,436)	(8.4)
General and administrative	22,846	17,975	4,871	27.1
Provision for doubtful accounts	2,326	1,667	659	39.5
Depreciation and amortization	3,469	2,807	662	23.6
Rental related	2,344	4,618	(2,274)	(49.2)
Interest	2,317	1,655	662	40.0
Real estate related (recoveries) impairments	(9,024)	270	(9,294)	(3,442.2)
Intangible asset impairment	480	614	(134)	(21.8)

Total operating expense	139,067	154,351	(15,284)	(9.9)

Operating Loss	(18,979)	(23,689)	4,710	19.9

Other (Expense) Income
Equity in losses of unconsolidated entities	(71)	(214)	143	66.8
Interest income	79	46	33	71.7
Other income	287	45	242	537.8

Total other income	295	(123)	418	339.8

Loss from continuing operations before income tax provision	(18,684)	(23,812)	5,128	21.5
Income tax provision	—	(183)	183	100.0

Loss from continuing operations	(18,684)	(23,995)	5,311	22.1

Discontinued operations
Loss from discontinued operations — net of taxes	—	(57)	57	100.0

Total loss from discontinued operations	—	(57)	57	100.0

Net loss	(18,684)	(24,052)	5,368	22.3
Net loss attributable to noncontrolling interests	(395)	(271)	(124)	(45.8)

Net loss attributable to Grubb & Ellis Company	(18,289)	(23,781)	5,492	23.1
Preferred stock dividends	(2,897)	(2,897)	—	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(21,186)	$(26,678)	$5,492	20.6%

Revenue
Management Services Revenue
Management Services revenue decreased $13.4 million, or 18.5%, to $59.0 million for the three months ended March 31, 2011, compared to $72.4 million for the same period in 2010 due primarily to reimbursable or pass through revenue. As of March 31, 2011, we managed approximately 256.0 million square feet of commercial real estate and multi-family property, including 30.6 million square feet of our Daymark portfolio compared to 255.1 million square feet of property as of December 31, 2010. Beginning in April 2011, Grubb & Ellis Management Services (“GEMS”) transferred management of approximately 14.6 million square feet of Daymark’s portfolio to Daymark leaving 3.3 million square feet in the GEMS business. The remaining 27.3 million square feet is managed directly by Daymark or other third party property management companies. In addition, GEMS began servicing an approximately 10.0 million square foot facilities management contract during the first quarter of 2011.
Transaction Services Revenue
Transaction Services revenue increased $8.2 million, or 19.5%, to $50.5 million for the three months ended March 31, 2011, compared to $42.2 million for the same period in 2010 due to increased sales and leasing transaction volume and values as a result of increased broker productivity and the recovering real estate market. Leasing activity represented approximately 67% of the total sales and leasing revenue of $40.3 million in 2011, while sales accounted for 33% of total sales and leasing revenue. In 2010, the revenue breakdown was 75% leasing, and 25% sales of total sales and leasing revenue of $34.3 million. As of March 31, 2011, we had 1,018 brokers in owned offices, up from 1,006 as of December 31, 2010. Other revenue was $10.2 million and $7.9 million for the three months ended March 31, 2011 and 2010, respectively, and includes $2.7 million of revenue for the three months ended March 31, 2011 related to our appraisal and valuation business compared to $0.9 million of revenue in the prior year period. Appraisal and valuation revenue increased more than 100% sequentially from the fourth quarter of 2010 of $1.3 million as a result of the launch of our new appraisal business late in the third quarter of 2010.
Investment Management Revenue
Investment Management revenue decreased $2.6 million, or 48.9%, to $2.7 million for the three months ended March 31, 2011, compared to $5.3 million for the same period in 2010. Investment Management revenue reflects revenue generated through the fee structure of our non-traded REIT programs and for the three months ended March 31, 2011, includes acquisition fees of $1.0 million, broker dealer revenue of $1.1 million and management fees of $0.6 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are generated in the investment product platforms and the amount of assets under management.
Acquisition fees decreased $2.5 million, or 71.4%, to $1.0 million for the three months ended March 31, 2011, compared to $3.5 million for the same period in 2010 due to fewer acquisitions in the first quarter of 2011. We sourced $37.4 million in acquisitions for Healthcare REIT II in the first quarter of 2011 compared to $13.5 million in the first quarter of 2010. Additionally, during the first quarter of 2010, we sourced $159.8 million of acquisitions on behalf of former investment programs. We anticipate that our Investment Management revenue will increase in the second quarter of 2011 as a result of an increase in acquisition fees that are expected to be earned. Healthcare REIT II’s acquisition activity is expected to increase in the second quarter of 2011 based on its reported equity raise steadily increasing quarter over quarter ($59.9 million was raised in the first quarter of 2011 compared to $47.9 million raised in the fourth quarter of 2010) and the expansion in May 2011 of its $25.0 million line of credit to $45.0 million, which is subject to certain borrowing base limitations.
Management fees decreased $0.4 million, or 40.0%, to $0.6 million for the three months ended March 31, 2011, compared to $1.0 million for the same period in 2010, which primarily reflects the termination of the dealer-manager agreement of Grubb & Ellis Apartment REIT, Inc. (now known as Apartment Trust of America, Inc.) (“Apartment REIT”) in December 2010 and the related decrease in properties under management.
Broker dealer revenue increased $0.4 million, or 57.1%, to $1.1 million for the three months ended March 31, 2011, compared to $0.7 for the same period in 2010 as a result of an increase in equity raised during the three months ended March 31, 2011. In total, $59.9 million in equity was raised for Healthcare REIT II for the three months ended March 31, 2011, compared with $24.7 million in the same period in 2010.

Daymark Revenue
Daymark revenue decreased $0.8 million, or 15.8%, to $4.0 million for the three months ended March 31, 2011, compared to $4.8 million for the same period in 2010. Daymark revenue primarily reflects revenue generated through property and asset management of Daymark’s portfolio for the three months ended March 31, 2011. Key drivers of this business are the amount of TIC assets under management and the financing, leasing and disposition transaction volume generated in the portfolio.
Management fees decreased approximately $0.4 million, or 10.8%, to $3.3 million for the three months ended March 31, 2011, compared to $3.7 million for the same period in 2010, which primarily reflects lower average fees on TIC programs and the decline in assets under management. The remaining decrease of approximately $0.4 million primarily reflects a decrease in the recognition of deferred revenue for the three months ended March 31, 2011 compared to the same period in 2010. Beginning in April 2011, GEMS transferred management of approximately 14.6 million square feet of Daymark’s portfolio to Daymark. Effective with this transfer, Daymark will manage approximately 24.1 million square feet of its 30.6 million square foot portfolio internally, with 3.2 million square feet managed by third parties, other than GEMS.
Rental Revenue
Rental revenue includes pass-through revenue for the master lease accommodations related to our TIC programs. Rental revenue also includes revenue from one property held for investment. During 2010, we reduced the number of master lease programs from seven to two and as a result this revenue is expected to decline during 2011 as compared to 2010.
Operating Expense Overview
Operating expenses decreased $15.3 million, or 9.9%, to $139.1 million for the three months ended March 31, 2011, compared to $154.4 million for the same period in 2010. This decrease primarily reflects a decrease in real estate related impairments of $9.3 million, decreases in variable compensation costs of $10.4 million and a decrease in rental related expenses of $2.3 million offset by an increase in general and administrative expenses of $4.9 million.
Compensation Costs
Compensation costs decreased approximately $10.4 million, or 8.4%, to $114.3 million for the three months ended March 31, 2011, compared to approximately $124.7 million for the same period in 2010 due to decreases in reimbursable salaries, wages and benefits of $11.2 million offset by increases in transaction commissions and related costs paid to our brokerage professionals of $4.2 million as a result of increased sales and leasing activity. Other compensation costs decreased by a net $0.2 million as a result of management’s cost saving efforts partially offset by approximately $4.3 million in costs incurred to support growth initiatives of which $2.7 million related to the appraisal business and the remainder related to new offices and product lines primarily in the brokerage business. In addition, share-based compensation decreased $1.3 million as a result of fully vested restricted stock and phantom stock awards and severance costs decreased $1.9 million. The following table summarizes compensation costs by segment for the periods indicated.

	Three Months Ended
	March 31,		Change
	2011	2010	$
MANAGEMENT SERVICES
Compensation costs	$8,680	$9,553	$(873)
Transaction commissions and related costs	3,778	6,183	(2,405)
Reimbursable salaries, wages and benefits	39,553	50,358	(10,805)

Total	52,011	66,094	(14,083)
TRANSACTION SERVICES
Compensation costs	15,468	10,965	4,503
Transaction commissions and related costs	33,238	26,999	6,239

Total	48,706	37,964	10,742
INVESTMENT MANAGEMENT
Compensation costs	2,374	2,885	(511)
Transaction commissions and related costs	863	503	360
Reimbursable salaries, wages and benefits	—	698	(698)

Total	3,237	4,086	(849)
DAYMARK
Compensation costs	2,508	3,121	(613)
Reimbursable salaries, wages and benefits	1,906	1,594	312

Total	4,414	4,715	(301)
Compensation costs related to corporate overhead	3,431	6,137	(2,706)
Severance costs	818	2,730	(1,912)
Share-based compensation	1,692	3,019	(1,327)

Total compensation costs	$114,309	$124,745	$(10,436)

General and Administrative
General and administrative expense increased approximately $4.8 million, or 27.1%, to $22.8 million for the three months ended March 31, 2011, compared to $18.0 million for the same period in 2010 due to an increase of $3.4 million related to Daymark legal and related costs and $1.6 million in increases related to our growth initiatives.
General and administrative expense was 19.0% of total revenue for the three months ended March 31, 2011, compared with 13.8% for the same period in 2010.
Provision for Doubtful Accounts
Provision for doubtful accounts increased approximately $0.6 million, or 39.5%, to $2.3 million for the three months ended March 31, 2011, compared to $1.7 million for the same period in 2010 primarily due to an increase in the provision for reserves on related party receivables and advances to sponsored investment programs.
Depreciation and Amortization
Depreciation and amortization expense increased approximately $0.7 million, or 23.6%, to $3.5 million for the three months ended March 31, 2011, compared to approximately $2.8 million for the same period in 2010. Included in depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $1.5 million and $1.0 million, respectively, for amortization of identified intangible assets.
Rental Expense
Rental expense includes pass-through expenses for master lease accommodations related to our TIC programs. Rental expense also includes expense from one property held for investment. During 2010, we reduced the number of master lease programs from seven to two and as a result this revenue is expected to decline during 2011 as compared to 2010.
Interest Expense
Interest expense increased approximately $0.6 million, or 40.0%, to $2.3 million for the three months ended March 31, 2011, compared to $1.7 million for the same period in 2010. The increase in interest expense is primarily related to our Convertible Notes issued in May 2010.
Real Estate Related (Recoveries) Impairments
We recognized real estate related impairment recoveries of approximately $9.0 million during the three months ended March 31, 2011 related to a reduction to the contingent liability recorded as a result of the re-measurement of our maximum exposure to loss related to certain TIC program obligations at the time a TIC investor filed an action against us in February 2011.
We recognized impairment charges of approximately $0.3 million during the three months ended March 31, 2010 related to certain unconsolidated real estate investments. The impairment charges were recognized against the carrying value of the investments as of March 31, 2010.

Intangible Asset Impairment
We recognized intangible asset impairment charges related to the impairment of intangible contract rights of approximately $0.5 million and $0.6 million during the three months ended March 31, 2011 and 2010, respectively. The intangible contract rights represent the legal right to future disposition fees of a portfolio of real estate properties under contract. As a result of the current economic environment, a portion of these disposition fees may not be recoverable. Based on our analysis for the current and projected property values, condition of the properties and status of mortgage loans payable associated with these contract rights, we determined that there are certain properties for which receipt of disposition fees are improbable.
Equity in Losses of Unconsolidated Entities
Equity in losses includes $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, related to our investment in five joint ventures and certain LLCs and other LLCs that are consolidated pursuant to the requirements of the Consolidation Topic. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated properties.
Other Income
Other income of $0.3 million and $45,000 for the three months ended March 31, 2011 and 2010, respectively, includes investment (loss) income related to Alesco of ($13,000) and $31,000 for the three months ended March 31, 2011 and 2010, respectively. In addition, other income for the three months ended March 31, 2011 includes a $0.3 million gain on sale of our 10% interest in a joint venture in January 2011.
Discontinued Operations
In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, (“Property, Plant, and Equipment Topic”), for the three months ended March 31, 2010, discontinued operations includes the net loss of one property that was sold during the year ended December 31, 2010. There was no income (loss) from discontinued operations for the three months ended March 31, 2011.
Income Tax
We recognized a tax expense from continuing operations of $0 for the three months ended March 31, 2011, compared to a tax expense of $0.2 million for the same period in 2010. In 2011 and 2010, the reported effective income tax rates were (0.002%) and (0.8%), respectively. The 2011 and 2010 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 21 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests increased by $0.1 million, or 45.8%, to $0.4 million during the three months ended March 31, 2011, compared to net loss attributable to noncontrolling interests of $0.3 million for the same period in 2010.
Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, we recognized a net loss of $18.3 million for the three months ended March 31, 2011, compared to a net loss of $23.8 million for the same period in 2010.
Net Loss Attributable to Grubb & Ellis Company Common Shareowners
We accrued $2.9 million in preferred stock dividends during the three months ended March 31, 2011 resulting in a net loss attributable to our common shareowners of $21.2 million, or $0.32 per diluted share, compared to a net loss attributable to our common shareowners of $26.7 million, or $0.41 per diluted share, for the same period in 2010.

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
EBITDA and Adjusted EBITDA are not a substitute for GAAP net income or cash flow and do not provide a measure of our ability to fund future cash requirements. Other companies may calculate EBITDA and Adjusted EBITDA differently than we have and, therefore, EBITDA and Adjusted EBITDA have material limitations as a comparative performance measure. The following tables reconcile EBITDA and Adjusted EBITDA with the net loss attributable to Grubb & Ellis Company for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,	March 31,
(In thousands)	2011	2010
Net loss attributable to Grubb & Ellis Company	$(18,289)	$(23,781)
Discontinued operations	—	1,115
Interest expense	2,317	1,655
Interest income	(79)	(46)
Depreciation and amortization	3,469	2,807
Taxes	—	183

EBITDA	(12,582)	(18,067)
Other discontinued operations	—	(1,058)
Charges related to sponsored programs	1,268	619
Real estate related (recoveries) impairment	(9,024)	270
Intangible asset impairment	480	614
Share-based compensation	1,692	3,019
Amortization of signing bonuses	1,654	1,807
Severance and other charges	818	2,730
Real estate operations	(1,139)	(1,045)

Adjusted EBITDA	$(16,883)	$(11,111)

Liquidity and Capital Resources
On March 21, 2011, we announced that we had retained JMP Securities LLC as an advisor to explore strategic alternatives for the Company, including a potential merger or sale transaction.
Current Sources of Capital and Liquidity
We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve-month period. We expect to meet our short-term liquidity needs, which may include losses from operations, repayment of our credit facility, principal repayments of mortgage debt in connection with recourse guarantee obligations, potential litigation losses, payment of fixed charges, investments in various real estate investor programs and capital expenditures, through cash on hand, cash flow from operations, our credit facility and proceeds from the potential issuance of equity securities, debt offerings and the potential sale of other assets.
In February 2011, we sold the note receivable we held from Apartment REIT to a third party for $6.1 million in net proceeds.
On April 15, 2011, we entered into an $18.0 million credit facility with ColFin GNE Loan Funding, LLC, an affiliate of Colony Capital LLC (“Colony”), as further described in Commitments, Contingencies and Other Contractual Obligations below.

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
Cash Flow
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Net cash used in operating activities was $25.9 million for the three months ended March 31, 2011, compared to net cash used in operating activities of $14.1 million for the same period in 2010. Net cash used in operating activities included a decrease in net loss of $5.4 million adjusted for decreases in non-cash reconciling items totaling $9.8 million, resulting in a net increase of $4.4 million. In addition, there was an increase in cash used in operating activities of $7.4 million due to negative working capital consisting of accounts payable and accrued expenses, accounts receivable from related parties and other liabilities.
Net cash provided by investing activities was $4.9 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, net cash provided by investing activities related primarily to the proceeds from the sale of the Apartment REIT note receivable of $6.1 million offset by purchases of property and equipment of $1.1 million. For the three months ended March 31, 2010, net cash provided by investing activities related primarily to proceeds from the repayment of notes and advances to related parties of $3.0 million offset by purchases of marketable securities, net of $1.0 million and purchases of property and equipment of $0.5 million.
Net cash used in financing activities was $0.5 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, net cash used in financing activities related primarily to repayment of mortgage notes, notes payable and capital lease obligations of $0.3 million and distributions to noncontrolling interests of $0.3 million. For the three months ended March 31, 2010, net cash used in financing activities related primarily to repayment of mortgage notes, notes payable and capital lease obligations of $0.3 million, payment of preferred dividends of $2.9 million and distributions to noncontrolling interests of $0.9 million offset by contributions from noncontrolling interests of $0.3 million.
Commitments, Contingencies and Other Contractual Obligations
Contractual Obligations — We lease office space throughout the United States through non-cancelable operating leases, which expire at various dates through June 30, 2020.
Colony Credit Facility — We entered into an $18.0 million senior secured credit facility (the “Credit Facility”) pursuant to the terms and conditions of the credit agreement (the “Credit Agreement”) which was dated as of April 15, 2011, by and among us, GEMS and Colony.
The Credit Facility, which matures on March 1, 2012, is comprised of a two draw term loan of up to $18.0 million, the first $9.0 million of which became immediately available and was drawn upon, with the remainder becoming available for advance on and after May 15, 2011, subject to certain conditions. The terms of the Credit Facility included a payment to Colony of (i) a closing fee equal to 1.00% of the Credit Facility amount and (ii) warrants (the “Warrants”) exercisable to purchase 6,712,000 shares of our common stock, valued at $1.6 million. The Credit Facility has been fully drawn upon as of May 16, 2011.

Availability under the Credit Facility is generally limited to a defined borrowing base tied to eligible receivables of ours and GEMS. The proceeds of the Credit Facility can be used to finance working capital needs, capital expenditures and other general corporate purposes of us and our subsidiaries. The interest rate for term loan advances is 11.00% per annum, increasing by an additional 0.50% at the end of each three-month period subsequent to the closing date of the Credit Facility for so long as any term loans are outstanding. In lieu of making a cash interest payment, we have the option to accrue any due and payable interest under the Credit Facility and issue additional warrants (the “Additional Warrants”) based on a formula calculation. The loan is not subject to any required principal amortization payments during the term.
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to negotiated periods to cure and exceptions, including but not limited to: failure to make certain payments when due, breach of covenants, breach of representations and warranties, certain insolvency proceedings, judgments and attachments and any change of control.
The Credit Agreement also contains various customary covenants that, in certain instances, restrict the ability of us and our subsidiaries to: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions with respect to, or repurchase, its outstanding capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business. In addition, the Credit Agreement requires (i) GEMS and its subsidiaries to maintain, as on the last day of each fiscal quarter, a minimum net worth of $20.0 million and (ii) the outstanding loan to remain in compliance with the defined borrowing base at the end of each fiscal month (subject to periods to cure).
As a condition to the entering into of the Credit Agreement, we, GEMS and certain of our other subsidiaries simultaneously entered into a Guarantee and Collateral Agreement, dated as of April 15, 2011 with Colony, in its capacity as administrative agent (the “Guarantee and Collateral Agreement”), pursuant to which each of our subsidiaries party thereto (other than GEMS) guaranteed the obligations of us and GEMS under the Credit Agreement and each of us and our subsidiaries party thereto granted a first priority security interest in substantially all of our assets.
The Warrants have an exercise price equal to $0.01 per share and a maturity date of three years from the date of issuance (the “Expiration Date”), but are exercisable prior to the Expiration Date upon the satisfaction of certain events as set forth in the Warrants, including, but not limited to, if the volume weighted average price of our common stock equals or exceeds $1.10 for any consecutive 30 calendar day period prior to the date of exercise or upon the occurrence of a fundamental change in which the consideration received for each share of our common stock equals or exceeds $1.10. The Warrants are exercisable, at the option of the holder of such Warrant, (a) by paying the exercise price in cash, (b) pursuant to a “cashless exercise” of the Warrant or (iii) by reduction of the principal amount of loans under the Credit Facility payable to the holder of such Warrant, or by a combination of the foregoing methods. The number of shares of our common stock issuable upon exercise of the Warrants or Additional Warrants is subject to adjustment in certain cases. All Additional Warrants issued pursuant to the Credit Agreement shall contain the same terms as the Warrants.
We also entered into a Registration Rights Agreement (“Registration Rights Agreement”) with the holder of the Warrants, pursuant to which holders of the Warrants have the right to require us, subject to certain limitations, to effect the registration under the Securities Act of 1933, as amended (the “Securities Act”), of all or any portion of the shares of our common stock issued as a result of the exercise of all or a portion of the Warrants or the Additional Warrants. The Registration Rights Agreement contains piggy-back registration rights and demand registration rights with respect to the shares underlying the Warrants and the Additional Warrants.
Other than the Credit Facility borrowing described above, there have been no significant changes in our contractual obligations since December 31, 2010.
TIC Program Exchange Provision — Prior to the merger, Triple Net Properties, LLC (now known as GERI) entered into agreements providing certain investors the right to exchange their investments in certain TIC programs for investments in a different TIC program or in substitute replacement properties. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In the fourth quarter of 2010, GERI was released from certain obligations relating to $6.2 million in initial investments. In addition, we were released from certain obligations totaling $2.0 million as a result of the sale of the TIC program’s property during the year ended December 31, 2010. In July 2009, we received notice on behalf of certain investors stating their intent to exercise rights under one of those agreements with respect to an initial investment totaling $4.5 million. Subsequently, in February 2011, an action was filed in the Superior Court of Orange County, California on behalf of those same investors against GERI alleging breach of contract and breach of the implied covenant of good faith and fair dealing, and seeking damages of $26.5 million with respect to initial cash investments totaling $22.3 million, which is inclusive of the $4.5 million for which we received the notice in July 2009. While the outcome of that action is uncertain, GERI will vigorously defend those claims. See TIC Program Exchange Litigation disclosure under Claims and Lawsuits below for further information.

We deferred revenues relating to these agreements of $0 and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, pursuant to ASC Topic 970, Real Estate — General, (“Real Estate — General Topic”), we reduced an obligation by $9.0 million related to the re-measurement of our maximum exposure to loss related to certain obligations at the time the February 2011 action was filed. Additional potential losses of $0.2 million related to these agreements were incurred during the three months ended March 31, 2010, to record a liability underlying the agreements with investors. As of March 31, 2011, we had recorded liabilities totaling $10.9 million related to such agreements, which is included in other current liabilities, consisting of $3.6 million of cumulative deferred revenues and $7.3 million of additional potential losses related to these agreements as a result of estimated declines in the value of the properties. In addition, we are joint and severally liable on the non-recourse mortgage debt related to these TIC programs with exchange provisions totaling $276.0 million and $276.1 million as of March 31, 2011 and December 31, 2010, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third-party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recoverability of our investment in the TIC program.
Claims and Lawsuits — We and certain of our investment management affiliates have been named as defendants in multiple lawsuits relating to certain of its investment management offerings, in particular its tenant-in-common programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by our existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.
Met Center 10 — One such matter relates to a tenant-in-common property known as Met Center 10, located in Austin, Texas. The Company and its subsidiaries have been involved in multiple legal proceedings relating to Met Center 10, including three actions pending in state court in Austin, Texas and an arbitration proceeding being conducted in California. The arbitration proceeding involves GERI, a subsidiary of Daymark, and is pending before the American Arbitration Association in Orange County, California captioned NNN Met Center 10 1, LLC, et al. v. Grubb & Ellis Realty Investors, LLC, No. 73 115 Y 00140 HLT (the “Met 10 Arbitration”). A state court action involving GERI is pending in the District Court of Travis County, Texas captioned NNN Met Center 10, LLC v. Met Center Partners-6, Ltd., et al., No. D-1-GN-08-002104 (the “Met 10 Texas Action”). Two additional state court actions involving the Company, GERI, and GEMS are pending in the District Court for Travis County, Texas captioned NNN Met Center 10-1, LLC v. Lexington Insurance Company, et al., No. D-1-GN-10-004495 and NNN Met Center 10, LLC v. Lexington Insurance Company, et al., No. D-1-GN-11-000848 (together, the “Met 10 Lexington Actions”).
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
In the Met 10 Texas Action, GERI and an affiliate are pursuing claims against the developers and sellers of the property and other defendants to recover damages arising from, among other things, undisclosed ground movement. The developers, sellers, and certain other defendants are asserting counterclaims against GERI and its affiliate. GERI and its affiliate are vigorously defending those counterclaims. The outcome of that proceeding, and the damages, if any, that GERI and its affiliate will recover are uncertain In the Met 10 Lexington Actions, the TIC investors are asserting claims against our former officers and employees in connection with the negotiation and documentation of an insurance settlement relating to the Met Center 10 property, and an alleged misallocation and/or misappropriation of the proceeds of that settlement. In addition, Lexington Insurance Company is asserting claims against NNN Met Center 10, LLC, the Company, GERI, and Grubb & Ellis Management Services, Inc. arising of the insurance settlement. We are vigorously defending those claims.

TIC Program Exchange Litigation — GERI is a defendant in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al, Case No. 00449598. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in TIC investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. The plaintiffs are seeking damages totaling $26.5 million, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.
Britannia II Office Park — We and various Daymark subsidiaries are defendants in an action filed on or about July 22, 2010 in Superior Court of Alameda County, California captioned NNN Britannia Business Center II — 17, LLC, et al. v. Grubb & Ellis Company, et al., Case No. RG10-527282. Plaintiffs invested more than $14 million for TIC interests in a commercial real estate project in Pleasanton, California, known as Britannia Business Center II, which ultimately was foreclosed upon. Plaintiffs claim that they were induced to invest with misrepresentations concerning the financial projections and risks for the project, and allege various mismanagement claims. Plaintiffs’ current claim is for breach of the implied covenant of good faith and fair dealing, and plaintiffs have been given permission to amend their complaint to attempt to plead claims of negligent misrepresentation, breach of contract, and breach of fiduciary duty. Plaintiffs seek compensatory and exemplary damages in an unspecified amount, along with costs and attorneys’ fees. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.
Durham Office Park — We and various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al., Case No. 10 CVS 4392. Plaintiffs invested more than $11 million for TIC interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome.
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
Guarantees — Historically our investment management subsidiaries provided non-recourse carve-out guarantees or indemnities with respect to loans for properties owned or under the management of Daymark. As of March 31, 2011 there were 132 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.2 billion. As of December 31, 2010, there were 133 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.3 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments as further described in Note 4.

Our guarantees consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In thousands)	2011	2010
Daymark non-recourse/carve-out guarantees of debt of properties under management(1)	$2,862,036	$2,944,311
Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under management(1)	$78,290	$78,363
Daymark and Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under management(2)	$31,198	$31,271
Daymark non-recourse/carve-out guarantees of debt of Company owned property(1)	$60,000	$60,000
Daymark recourse guarantees of debt of properties under management	$12,900	$12,900
Grubb & Ellis Company recourse guarantees of debt of properties under management	$11,998	$11,998
Daymark recourse guarantees of debt of Company owned property(3)	$10,000	$10,000

(1)	A “non-recourse/carve-out” guarantee or indemnity generally imposes liability on the guarantor or indemnitor in the event the borrower engages in certain acts prohibited by the loan documents. Each non-recourse carve-out guarantee or indemnity is an individual document entered into with the mortgage lender in connection with the purchase or refinance of an individual property. While there is not a standard document evidencing these guarantees or indemnities, liability under the non-recourse carve-out guarantees or indemnities generally may be triggered by, among other things, any or all of the following:
•	a voluntary bankruptcy or similar insolvency proceeding of any borrower;

•	a “transfer” of the property or any interest therein in violation of the loan documents;

•	a violation by any borrower of the special purpose entity requirements set forth in the loan documents;

•	any fraud or material misrepresentation by any borrower or any guarantor in connection with the loan;

•	the gross negligence or willful misconduct by any borrower in connection with the property, the loan or any obligation under the loan documents;

•	the misapplication, misappropriation or conversion of (i) any rents, security deposits, proceeds or other funds, (ii) any insurance proceeds paid by reason of any loss, damage or destruction to the property, and (iii) any awards or other amounts received in connection with the condemnation of all or a portion of the property;

•	any waste of the property caused by acts or omissions of borrower of the removal or disposal of any portion of the property after an event of default under the loan documents; and

•	the breach of any obligations set forth in an environmental or hazardous substances indemnity agreement from borrower.

Certain acts (typically the first three listed above) may render the entire debt balance recourse to the guarantor or indemnitor, while the liability for other acts is typically limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees and indemnities. Generally the guarantor or indemnitor irrevocably and unconditionally guarantees or indemnifies the lender the payment and performance of the guaranteed or indemnified obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor or indemnitor covenants and agrees that it is liable for the guaranteed or indemnified obligations as a primary obligor. As of March 31, 2011, to the best of our knowledge, there was no debt owed by us as a result of the borrowers engaging in prohibited acts, despite the prohibited acts that occurred as more fully described below.

(2)	We and Daymark are each joint and severally liable on such non-recourse/carve-out guarantees.

(3)	In addition to the $10.0 million principal guarantee, Daymark has guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.
If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of March 31, 2011 and December 31, 2010, we had recourse guarantees of $24.9 million relating to debt of properties under management (of which $12.0 million is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). As of March 31, 2011 and December 31, 2010, approximately $18.7 million and $9.5 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $10.0 million and $2.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). In addition, as of March 31, 2011, we had $12.0 million and $8.0 million, respectively, of recourse guarantees related to debt that will mature in the next twelve months (of which $8.0 million is recourse back to Grubb & Ellis Company). Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any of our subsidiaries to pay its debts as they become due would likely have a materially negative impact on our ongoing business, and the investment management operations in particular. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of March 31, 2011 and December 31, 2010, we recorded a liability of $0.8 million which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.

Two unaffiliated, individual investor entities (the “TIC debtors”), who are minority owners in two TIC programs located in Texas, Met Center 10 and 2400 West Marshall, which were originally sponsored by GERI, filed chapter 11 bankruptcy petitions in January 2011. The principal balances of the mortgage debt for these two properties was approximately $29.4 million and $6.6 million, respectively, at the time of the bankruptcy filings. We are also aware that on February 1, 2011, the special servicer for each of these loans foreclosed on all of the undivided TIC ownership interests in these properties, except those owned by the unaffiliated investor entities which effected the bankruptcy filings. The automatic stay imposed following the bankruptcy filings by each of these investor entities prevented the special servicer from foreclosing on 100% of the TIC ownership interests. The special servicers for each of the TIC debtors’ loans have filed motions for relief from the automatic stay to foreclose upon the remaining TIC ownership interests. In the Met Center 10 case, by order dated May 2, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to November 1, 2011. The May 2, 2011 order also established a procedure by which the special servicer would be required to reconvey the foreclosed upon interest to the Met Center 10 debtor and the other investor entities following payment of an “amount due” as that term is defined in the May 2, 2011 order. The bankruptcy court in the 2400 West Marshall case has not ruled on the special servicer’s motion for stay relief.
GERI executed a non-recourse carve-out guarantee in connection with the mortgage loan for the Met 10 property, and a non-recourse indemnity for the 2400 West Marshall property. As discussed in the “Guarantees” disclosure above, such “non-recourse carve-out” guarantees and indemnities only impose liability on GERI if certain acts prohibited by the loan documents take place. Liability under these non- recourse carve-out guarantees and indemnities may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, the TIC debtors’ mortgage lenders may assert that GERI is liable under the guarantee and indemnity. While GERI’s ultimate liability under these agreements is uncertain as a result of numerous factors, including, without limitation, whether the bankruptcy filings of the TIC debtors triggered GERI’s obligations under the guaranty and the indemnification, the amount of the lender’s credit bids at the time of foreclosure, events in the individual bankruptcy proceedings and the ultimate disposition of those bankruptcy proceedings, and the defenses GERI may raise under the guarantee and indemnity, such liability may be in an amount in excess of the net worth of NNNRA and its subsidiaries, including GERI. NNNRA and GERI are investigating the facts and circumstances surrounding these events, and the potential liabilities related thereto, and intend to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation. In the event that GERI receives a demand for payment from the lenders pursuant to such guarantee and indemnity arrangements, in an amount that exceeds $1.0 million, and GERI fails to pay such amount when due, a cross-default under our Convertible Notes may result.
Daymark — On February 10, 2011, we announced that Daymark, our newly created, wholly owned and separately managed subsidiary, has been introduced into our ownership structure to manage our nationwide tenant-in-common (“TIC”) portfolio of commercial real estate properties managed by NNNRA. NNNRA is a direct wholly owned subsidiary of Daymark. NNNRA is required to maintain a specified level of minimum net worth under loan documents related to certain TIC programs that it has sponsored. As of March 31, 2011, NNNRA’s net worth was below the contractually specified level of $10 million or $15 million with respect to approximately 30 percent of its managed TIC programs. Except as discussed below, while this circumstance does not, in and of itself, create any direct recourse liability for NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements and NNNRA potentially becoming liable for up to $7.5 million, in the aggregate, of certain partial-recourse guarantee obligations of the underlying mortgage debt for certain of these TIC programs. To date, no events of default have been declared and we and NNNRA are exploring a number of measures to increase NNNRA’s net worth to the requisite amount required under the TIC loan arrangements. In addition, as of March 31, 2011, based upon unaudited numbers, we believe that there was a net intercompany balance payable from us to NNNRA in the amount of approximately $19.0 million, and further, that NNNRA and its subsidiaries, on a preliminary unaudited basis, held $4.3 million of our $9.3 million of cash and cash equivalents as of such date. The net payable amount is the result of on-going transactions and services provided amongst us and NNNRA and its subsidiaries and is a reconciliation of payables and expenses for services rendered between such entities in the normal course of business. There can be no assurance that an independent third party would arrive at the same net payable obligation.

On March 25, 2011, we entered into a Services Agreement (the “Services Agreement”) with certain of our wholly owned subsidiaries pursuant to which we will provide certain corporate, administrative and other services to the various subsidiaries, and in connection therewith, such subsidiaries shall recognize the provision of such services and the allocation of the costs associated therewith. The Services Agreement, among other things, memorializes the intercompany account balances between us and certain of our subsidiaries and the treatment of such intercompany balances upon the occurrence of certain events.
Alesco — On November 16, 2007, we completed the acquisition of a 51.0% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”) from Jay P. Leupp (“Leupp”). Pursuant to the Intercompany Agreement between us and Alesco, dated as of November 16, 2007, we committed to invest up to $20.0 million in seed capital into certain real estate funds that Alesco planned to launch. Additionally, upon achievement of certain earn-out targets, we were required to purchase up to an additional 27% interest in Alesco for $15.0 million. To date those earn-out targets have not been achieved. We are allowed to use $15.0 million of seed capital to fund the earn-out payments. As of December 31, 2010, we have invested $1.5 million into the three funds that Alesco has launched to date (the “Existing Alesco Funds”) and our unfunded seed capital commitments with respect to the Existing Alesco Funds totaled $2.5 million. As of February 14, 2011, our obligation to make further seed capital investments under the Intercompany Agreement terminated, except for the remaining commitments under the Existing Alesco Funds.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of March 31, 2011 and December 31, 2010, $2.9 million and $3.4 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as March 31, 2011 and December 31, 2010 have recorded the cash surrender value of the policies of $0.4 million and $1.1 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. These awards vest over three to five years. Vested phantom stock awards are also unfunded and paid according to distribution elections made by the participants at the time of vesting and will be settled by issuing shares of our common stock from our treasury share account or issuing unregistered shares of our common stock to the participant. As of March 31, 2011 and December 31, 2010, we had awarded an aggregate of 6.0 million phantom shares to certain employees with an aggregate value on the various grant dates of $23.0 million. During the year ended December 31, 2010, we issued 358,424 shares of common stock from our treasury share account related to fully vested phantom stock awards. As of March 31, 2011 and December 31, 2010, an aggregate of 4.1 million and 4.1 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, as of March 31, 2011, grants with respect to 816,000 phantom shares had a guaranteed minimum share price ($2.8 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Management believes that the primary market risk to which we would be exposed would be interest rate risk. As of March 31, 2011, we had no outstanding variable rate debt; therefore we believe we have no interest rate risk. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we had entered into derivative financial instruments such as interest rate swap and cap agreements when appropriate and may do so in the future. We had no such agreements outstanding as of March 31, 2011.
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
The table below presents, as of March 31, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
(In thousands)	2011	2012	2013		2014	2015	Thereafter		Total	Fair Value
Fixed rate debt — principal payments	$247	$555	$16,277	(1)	$—	$31,500	$70,000	(2)	$118,579	$104,126
Weighted average interest rate on maturing debt	3.39%	2.83%	9.25%		—	7.95%	6.29%		7.12%	—

(1)	Assumes the exercise of two one-year extension options. The interest rate will increase to 9.25% per annum during the extension period.

(2)	Excludes unamortized debt discount of $1.3 million on convertible notes.
As of March 31, 2011, our notes payable, senior notes, mortgage notes and Convertible Notes totaled $118.6 million had fixed interest rates ranging from 2.00% to 9.25%, a weighted average effective interest rate of 7.12% per annum and a fair value of $104.1 million.

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
Our Management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2011, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
Our Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
General
We and our Daymark affiliate have been named as defendants in multiple lawsuits relating to certain of our investment management offerings, in particular our tenant-in-common programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by our existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations. See Liquidity and Capital Resources, Commitments, Contingencies and Other Contractual Obligations, Claims and Lawsuits for further information.

Item 1A.	Risk Factors.
There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the first quarter of 2011, we did not grant any restricted shares of our common stock.
Issuer Purchases of Equity Securities
A summary of our monthly purchases of Grubb & Ellis Company common stock during the quarter ended March 31, 2011 is as follows:

	Total Number of Shares	Average Price
	Purchased(1)	Paid per Share
January 1 — January 31	12,505	$1.19
February 1 — February 28	1,723	$1.25
March 1 — March 31	137,309	$1.01

(1)	Represents shares that were purchased in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

Item 3.	Defaults Upon Senior Securities.
On March 21, 2011, the Board of Directors determined, as permitted, not to declare the dividend of $3.00 per share on our 12% Preferred Stock, for the quarter ending March 31, 2011. As of March 31, 2011, the amount of cumulative unpaid dividends totaled $2.9 million.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
/s/ Michael J. Rispoli
Michael J. Rispoli
Chief Financial Officer (Principal Financial Officer)
Date: May 16, 2011

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.13
Form of Warrant Agreement, dated as of April 15, 2011, among Grubb & Ellis Company and CDCF II GNE Holding, LLC and CFI GNE Warrant Investor, LLC, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2011.

4.14
Registration Rights Agreement, dated as of April 15, 2011, among Grubb & Ellis Company and CDCF II GNE Holding, LLC and CFI GNE Warrant Investor, LLC, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 20, 2011.

On an individual basis, instruments other than Exhibits listed above under Exhibit 4 defining the rights of holders of long-term debt of the Registrant and our consolidated subsidiaries and partnerships do not exceed ten percent of total consolidated assets and are, therefore, omitted; however, the Company will furnish supplementally to the Commission any such omitted instrument upon request.

(10) Material Contracts

10.1	*
Form of Restricted Stock Agreement between the Registrant and each of the Registrant’s Outside Directors, dated as of September 22, 2005, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2006 (File No. 333-133659).

10.2	*
Grubb & Ellis Company 2006 Omnibus Equity Plan effective as of November 9, 2006, incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders filed on October 10, 2006.

10.3	*
Employment Agreement between Richard W. Pehlke and the Registrant, dated as of February 9, 2007, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2007.

10.4	*
Amendment No. 1 Employment Agreement between Richard W. Pehlke and the Registrant dated as of December 23, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

10.5	*
Consulting and Separation Agreement and General Release of All Claims by and between Grubb & Ellis Company and Richard W. Pehlke, dated May 3, 2010, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2010.

10.6	*	Employment Agreement between NNN Realty Advisors, Inc. and Andrea R. Biller incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

10.7	*
Separation Agreement and General Release of All Claims, between Andrea R. Biller and Grubb & Ellis Company, dated October 22, 2010, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on October 28, 2010.

10.8	*
Membership Interest Assignment Agreement by and among Andrea R. Biller, Grubb & Ellis Equity Advisors, LLC and Grubb & Ellis Equity Advisors Property Management, Inc., dated as of October 22, 2010, incorporated herein by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on October 28, 2010.

10.9	*	Employment Agreement between NNN Realty Advisors, Inc. and Jeffrey T. Hanson incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008.

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

10.12	*
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

10.13	*
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

10.16	*
Employment Agreement between Thomas P. D’Arcy and the Registrant, dated as of November 16, 2009, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed on November 19, 2009.

10.17	*
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

10.34
Shared Services Agreement by and among Grubb & Ellis Company, Daymark Realty Advisors, Inc., Grubb & Ellis Management Services, Inc., Grubb & Ellis Equity Advisors, LLC, Grubb & Ellis Advisors of California, Inc., Grubb & Ellis Affiliates, Inc., Grubb & Ellis of Arizona, Inc., Grubb & Ellis Europe, Inc., G&E Landauer Valuation Advisory Services, LLC, G&E — Mortgage Group, Inc., G&E — New York, Inc., G&E — Michigan, Inc., G&E of Nevada, Inc., G&E Consulting Services Co., HSM Inc., Wm. A. White/G&E Inc., Grubb & Ellis Capital Corp., NNN Realty Advisors, Inc., Triple Net Properties Realty, Inc., Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Residential Management, Inc., dated as of March 25, 2011, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2011.

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

10.37
Credit Agreement, dated as of April 15, 2011, by and among Grubb & Ellis Company, Grubb & Ellis Management Services, Inc., the lenders party thereto, and ColFin GNE Loan Funding, LLC, an affiliate of Colony Capital LLC, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2011.

10.38
Guarantee and Collateral Agreement, dated as of April 15, 2011, by and among Grubb & Ellis Company, & Ellis Management Services, Inc., certain other subsidiaries of Grubb & Ellis Company, and ColFin GNE Loan Funding, LLC, in its capacity as administrative agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 20, 2011.

31.1	†	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	††	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.

††	Furnished herewith.

*	Management contract or compensatory plan arrangement.