Form 10-Q
period 2011-06-30
GRUBB & ELLIS CO
filed 2011-08-15
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011
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
The number of shares outstanding of the registrant’s common stock as of August 10, 2011 was 69,818,327 shares.

GRUBB & ELLIS COMPANY

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $244 and $307 from VIEs, respectively)	$14,722	$30,919
Restricted cash	4,267	3,836
Investment in marketable equity securities	2,034	1,948
Accounts receivable from related parties — net	5,976	3,460
Service fees receivable — net (including $555 and $915 from VIEs, respectively)	32,302	31,048
Professional service contracts — net	3,040	3,468
Prepaid expenses and other assets	12,851	11,842
Assets held for sale (including $15,923 and $14,943 from VIEs, respectively, and $24,055 and $24,992 from related parties, respectively)	90,930	100,314

Total current assets	166,122	186,835
Professional service contracts — net	3,892	5,750
Property, equipment and leasehold improvements — net	10,796	10,110
Identified intangible assets — net	78,680	80,698
Other assets — net (including $21 and $7 from VIEs, respectively)	2,494	2,030
Goodwill	1,521	1,521

Total assets	$263,505	$286,944

LIABILITIES AND SHAREOWNERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses (including $727 and $916 from VIEs, respectively)	$63,951	$69,470
Credit facility (includes accrued interest)	17,747	—
Notes payable and capital lease obligations	584	1,041
Liabilities held for sale (including $837 and $822 from VIEs, respectively, and $1,617 and $2,178 from related parties, respectively)	116,884	122,478

Total current liabilities	199,166	192,989
Long-term liabilities:
Convertible notes	30,291	30,133
Notes payable and capital lease obligations	452	566
Other long-term liabilities	9,339	7,065
Deferred tax liabilities	25,234	25,070

Total liabilities	264,482	255,823
Commitment and contingencies (Note 11)
Preferred stock: 12% cumulative participating perpetual convertible; $0.01 par value; 1,000,000 shares authorized as of June 30, 2011 and December 31, 2010; 965,700 shares issued and outstanding as of June 30, 2011 and December 31, 2010	95,874	90,080
Shareowners’ deficit:
Preferred stock: $0.01 par value; 19,000,000 shares authorized as of June 30, 2011 and December 31, 2010; no shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock: $0.01 par value; 200,000,000 shares authorized as of June 30, 2011 and December 31, 2010; 69,853,467 and 70,076,451 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	698	701
Additional paid-in capital	406,347	409,943
Accumulated deficit	(511,503)	(478,881)
Other comprehensive income	240	148

Total Grubb & Ellis Company shareowners’ deficit	(104,218)	(68,089)

Noncontrolling interests (including $7,367 and $9,130 from VIEs, respectively)	7,367	9,130

Total deficit	(96,851)	(58,959)

Total liabilities and shareowners’ deficit	$263,505	$286,944

The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUE
Management services	$57,913	$70,110	$116,958	$142,558
Transaction services	72,814	54,684	123,266	96,917
Investment management	7,228	2,265	9,989	3,893

Total revenue	137,955	127,059	250,213	243,368

OPERATING EXPENSE
Compensation costs	121,215	119,495	230,641	237,736
General and administrative	18,333	15,515	36,480	31,741
Provision for doubtful accounts	2,569	673	3,807	1,802
Depreciation and amortization	1,980	1,709	4,062	3,314
Interest	915	458	1,688	504

Total operating expense	145,012	137,850	276,678	275,097

OPERATING LOSS	(7,057)	(10,791)	(26,465)	(31,729)

OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated entities	235	(190)	71	(383)
Interest income	28	85	66	110

Total other income (expense)	263	(105)	137	(273)

Loss from continuing operations before income tax benefit (provision)	(6,794)	(10,896)	(26,328)	(32,002)
Income tax benefit (provision)	23	(80)	23	(218)

Loss from continuing operations	(6,771)	(10,976)	(26,305)	(32,220)

Discontinued operations
Loss from discontinued operations — net of taxes	(7,946)	(8,219)	(7,096)	(11,027)

Total loss from discontinued operations	(7,946)	(8,219)	(7,096)	(11,027)

NET LOSS	(14,717)	(19,195)	(33,401)	(43,247)
Net loss attributable to noncontrolling interests	(384)	(1,736)	(779)	(2,007)

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY	(14,333)	(17,459)	(32,622)	(41,240)
Preferred stock dividends	(2,897)	(2,897)	(5,794)	(5,794)

NET LOSS ATTRIBUTABLE TO GRUBB & ELLIS COMPANY COMMON SHAREOWNERS	$(17,230)	$(20,356)	$(38,416)	$(47,034)

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.14)	$(0.18)	$(0.47)	$(0.56)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	(0.12)	(0.13)	(0.11)	(0.17)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.26)	$(0.31)	$(0.58)	$(0.73)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.14)	$(0.18)	$(0.47)	$(0.56)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	(0.12)	(0.13)	(0.11)	(0.17)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.26)	$(0.31)	$(0.58)	$(0.73)

Basic weighted average shares outstanding	65,928	64,644	65,798	64,503

Diluted weighted average shares outstanding	65,928	64,644	65,798	64,503

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,401)	$(43,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of unconsolidated entities	(327)	606
Depreciation and amortization (including amortization of signing bonuses)	9,753	9,557
(Recovery) impairment of real estate	(9,858)	1,823
Impairment of intangible assets	480	1,639
Share-based compensation	2,378	5,797
Allowance for uncollectible accounts	6,052	3,301
Other	1,211	1,255
Changes in operating assets and liabilities:
Accounts receivable from related parties	(5,542)	867
Prepaid expenses and other assets	(6,993)	5,873
Accounts payable and accrued expenses	(85)	(5,021)
Other liabilities	1,012	(2,491)
Restricted cash	384	—

Net cash used in operating activities	(34,936)	(20,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash effect from deconsolidation of VIE	—	(184)
Purchases of property and equipment	(3,036)	(1,297)
Tenant improvements and capital expenditures	(513)	(517)
Purchases of marketable equity securities, net	44	(936)
Notes and advances to related parties	(291)	(365)
Proceeds from repayment of notes and advances to related parties	739	4,610
Proceeds from sale of note receivable	6,126	—
Investments in unconsolidated entities, net	(27)	(243)
Sale of tenant-in-common interest in unconsolidated entities	—	391
Payments of real estate deposits and pre-acquisition costs, net	—	(422)
Acquisition of business	(100)	(200)
Restricted cash	1,308	2,002

Net cash provided by investing activities	4,250	2,839

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on credit facility	18,000	—
Repayments of mortgage notes and capital lease obligations, net	(581)	(514)
Other financing costs	(946)	(489)
Proceeds from the issuance of convertible notes, net	—	29,925
Dividends paid to preferred stockholders	—	(5,794)
Contributions from noncontrolling interests	14	321
Distributions to noncontrolling interests	(998)	(3,244)
Restricted cash	(1,000)	—

Net cash provided by financing activities	14,489	20,205

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,197)	3,003
Cash and cash equivalents — Beginning of period	30,919	39,101

Cash and cash equivalents — End of period	$14,722	$42,104

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued preferred stock dividends	$5,794	$—

Issuance of warrants	$741	$—

Consolidation of assets held by VIEs	$—	$15,389

Consolidation of liabilities held by VIEs	$—	$651

Consolidation of noncontrolling interests held by VIEs	$—	$14,740

Deconsolidation of assets held by VIEs	$—	$338

Deconsolidation of liabilities held by VIEs	$—	$411

Deconsolidation of noncontrolling interests held by VIEs	$—	$73

Consolidation of assets related to sponsored mutual fund	$—	$823

Consolidation of noncontrolling interests related to sponsored mutual fund	$—	$823

Acquisition of business	$—	$1,009

The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
Grubb & Ellis Company and its consolidated subsidiaries are referred to herein as “the Company,” “Grubb & Ellis,” “we,” “us,” and “our.” Grubb & Ellis, a Delaware corporation founded over 50 years ago, is a commercial real estate services and investment company. With over 5,000 professionals in more than 100 company-owned and affiliate offices throughout the United States (“U.S.”), our professionals draw from a platform of real estate services, practice groups and investment products to deliver comprehensive, integrated solutions to real estate owners, tenants, investors, lenders and corporate occupiers. Our range of services includes tenant representation, property and agency leasing, commercial property and corporate facilities management, property sales, appraisal and valuation and commercial mortgage brokerage and investment management. Our transaction, management, consulting and investment services are supported by proprietary market research and extensive local expertise. Through our investment management business, we are a sponsor of real estate investment programs, including public non-traded real estate investment trusts (“REITs”).
Recent Strategic and Financing Initiatives
Credit Facility
On March 21, 2011, we announced that we had retained JMP Securities LLC as an advisor to explore strategic alternatives for the Company, including a potential merger or sale transaction. On March 30, 2011, we entered into a commitment letter and exclusivity agreement with Colony Capital Acquisitions, LLC, pursuant to which, as discussed more fully below, (i) Colony Capital Acquisitions, LLC and one or more of its affiliates (collectively, “Colony”) agreed to provide an $18.0 million senior secured multiple draw term loan credit facility, and (ii) Colony obtained the exclusive right for 60 days, commencing on March 30, 2011, to evaluate the possibility of making a larger strategic transaction with the Company. See Note 6 for further information on the credit facility.
Sale of Daymark
On February 10, 2011, we announced the creation of Daymark Realty Advisors, Inc. (“Daymark”), a wholly owned and separately managed subsidiary that is responsible for the management of our tenant-in-common portfolio. Subsequent thereto we announced that we had retained FBR Capital Markets & Co. to explore strategic alternatives with respect to Daymark and its portfolio, which includes over 8,700 multi-family units and approximately 30.0 million square feet of real estate. Daymark provides specialized services to our tenant-in-common (“TIC”) portfolio, which we believe requires unique expertise and client focus, especially as the commercial real estate industry begins to recover from the significant downturn of the past few years. Daymark will provide strategic asset management, property management, structured finance, accounting and loan advisory services to our existing TIC portfolio.
On August 10, 2011, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and between us and IUC-SOV, LLC (the “Purchaser”), an entity affiliated with Sovereign Capital Management and Infinity Real Estate. Pursuant to the Purchase Agreement, we sold to Purchaser all of the shares of common stock of Daymark. The closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (the “Transactions”) was completed on August 10, 2011.
Pursuant to the Purchase Agreement, we sold to Purchaser all of the outstanding shares of Daymark in exchange for (1) a cash payment of $0.5 million (the “Estimated Closing Cash Payment”) from Purchaser and (2) the assumption by Purchaser of $10.7 million of the net intercompany balance payable from us to NNN Realty Advisors, Inc. (“NNNRA”), a wholly-owned subsidiary of Daymark. We expect to record a gain on sale related to the disposition of Daymark in the third quarter of 2011, after writing off all of the net assets and liabilities associated with Daymark and recognizing the transactions costs related to such transaction.
Pursuant to the Purchase Agreement, immediately after the completion of the sale of the Daymark shares (and after NNNRA had become a wholly-owned subsidiary of the Purchaser), the Company (1) paid NNNRA a $0.5 million cash payment and (2) issued to NNNRA a $5.0 million promissory note (the “Promissory Note”) in full satisfaction of the remaining portion of the Company’s net intercompany balance payable to NNNRA that was not assumed by Purchaser.
Pursuant to the Purchase Agreement, we have agreed to indemnify, subject to various limitations, Purchaser and its affiliates against any losses incurred or suffered by them as a result of (1) the breach of any representation or warranty made by us in the Purchase Agreement (subject to applicable survival limitations); (2) the breach of any covenant or agreement made by us in the Agreement; (3) any claim for brokerage or finder’s fees payable by Daymark or any of its subsidiaries in connection with the Transactions; (4) any liabilities or claims to the extent arising from the actions or omissions of (A) the Seller and its subsidiaries (other than Daymark and its subsidiaries) and (B) Daymark and its subsidiaries prior to the Closing, in each case, related to the office building at 7551 Metro Center Drive in Austin Texas (“Met Center 10”) (provided that indemnification for Met Center 10 (x) shall not cover any legal fees and expenses that were paid prior to Closing and (y) shall not cover any legal fees and expenses that have not been paid prior to the Closing except to the extent (and only to the extent) that they exceed $0.65 million); (5) certain liabilities under various employment agreements, plans and policies; or (6) fraud by Seller or any of its subsidiaries (other than Daymark or any of its subsidiaries).

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Pursuant to the Purchase Agreement, the Purchaser has agreed to indemnify, subject to limitations, us and our affiliates against any losses incurred or suffered by them as a result of (1) the breach of any representation or warranty made by Purchaser in the Purchase Agreement (subject to applicable survival limitations); (2) the breach of any covenant or agreement made by Purchaser in the Purchase Agreement; (3) any liabilities of, obligations of or claims against us or any of our subsidiaries related to or arising from the business or operations of Daymark or any of its subsidiaries (whether relating to matters that occurred, arose or were asserted prior to the Closing or relating to matters that occur, arise or are asserted after the Closing), including existing and future litigation and claims, non-recourse carve-out guarantees and other guaranty obligations of us and our subsidiaries (provided that Purchaser shall not be obligated to indemnify Seller or its affiliates for losses of Seller or its affiliates that are the result of (x) a certain litigation matter or (y) fraud by Seller); (4) the first $0.65 million of legal fees and expenses relating to Met Center 10 that have not been paid prior to the Closing; and (5) fraud by Purchaser or any of its subsidiaries. Among other indemnification limitations, the liability of Purchaser for indemnifying us and our affiliates for liabilities, obligations or claims related to or arising from the business or operations of Daymark or its subsidiaries as described in clause (3) above (if related solely to any fact, event or circumstances prior to the Closing) shall not exceed $7.5 million in the aggregate.
The $5.0 million principal amount of the Promissory Note issued by us to NNNRA becomes due and payable on August 10, 2016 (the “Maturity Date”). Interest accrues on the unpaid principal of the Promissory Note at a rate equal to 7.95% per annum. Accrued and unpaid interest on the Promissory Note is payable on the last day of each calendar quarter (commencing on September 30, 2011) and on the Maturity Date. We may prepay all or any portion of the Promissory Note at any time without premium or penalty.
Upon a change of control of the Company or certain Company recapitalization events, we will be obligated to prepay, within 10 business days following the date of such event, an amount equal to the sum of (A) an amount of principal (the “Mandatory Principal Prepayment Amount”) equal to the lesser of (i) $3.0 million and (ii) the then-outstanding principal amount of the Promissory Note plus (B) all accrued and unpaid interest on the Mandatory Principal Prepayment Amount.
Events of default under the Promissory Note include (i) a default by us in the payment of any interest or principal on the Promissory Note when due and such default continues for a period of 10 days after written notice from the holder and (ii) we become subject to any final and non-appealable writ, judgment, warrant of attachment, execution or similar process that would cause a material adverse effect on the financial condition of us and our subsidiaries, taken as a whole. Upon the occurrence of an event of default, the holder of the Promissory Note may declare and demand the Promissory Note immediately due and payable.
In connection with the closing of the Transactions, we, Daymark and each of Daymark’s subsidiaries entered into an Intercompany Balance Settlement and Release Agreement dated August 10, 2011 (the “IBSRA”). Pursuant to the IBSRA, Daymark and its subsidiaries released us from any and all claims, obligations, contracts, agreements, debts and liabilities that Daymark and its subsidiaries now have, have ever had or may in the future have against us arising at the time of or prior to the Closing or on account of or arising out of any matter, fact or event occurring at the time of or prior to the Closing, including (1) all rights and obligations under that certain Services Agreement dated as of January 1, 2011 by and among us, Daymark and other parties thereto (the “Services Agreement”), (2) all other contracts and arrangements between Daymark or any of its subsidiaries and us, (3) all intercompany payables and any other financial obligations or amounts owed to Daymark or any of its subsidiaries by us and (4) rights to indemnification or reimbursement from us, subject to various exceptions. Daymark and its subsidiaries also waived rights to coverage under D&O insurance policies maintained by us.
Pursuant to the IBSRA, we released Daymark and each of its subsidiaries from any and all claims, obligations, contracts, agreements, debts and liabilities that we now have, have ever had or may in the future have against Daymark or any of its subsidiaries arising at the time of or prior to the Closing or on account of or arising out of any matter, fact or event occurring at the time of or prior to the Closing, including (1) all rights and obligations under the Services Agreement, (2) all other contracts and arrangements between us and Daymark or any of its subsidiaries, (3) all intercompany payables and any other financial obligations or amounts owed to us by Daymark or any of its subsidiaries and (4) rights to indemnification or reimbursement from Daymark or any of its subsidiaries, subject to various exceptions.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Sale of Alesco
On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of our real estate investment fund business, Alesco Global Advisors (“Alesco”), to Lazard Asset Management LLC. Closing of the transaction is subject to customary approvals and is expected to occur in the third quarter of 2011. We anticipate recognizing a loss on the sale of Alesco of approximately $3.0 million in the third quarter of 2011 due to the deficit balance in noncontrolling interests.
Basis of Presentation
Our accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.
On March 21, 2011, the Company announced that it had engaged an external advisor to explore strategic alternatives, including the potential sale or merger of the Company. During this period, the board of directors also determined, as permitted, not to declare the March 31, 2011 or June 30, 2011 quarterly dividends to holders of its 12% Cumulative Participating Perpetual Convertible Preferred Stock.
On April 15, 2011, we entered into an $18.0 million credit facility with ColFin GNE Loan Funding, LLC, an affiliate of Colony Capital LLC (“Colony”), as further described in Commitments, Contingencies and Other Contractual Obligations below. The Colony credit facility, which addressed the Company’s liquidity needs resulting from operating losses relating to the seasonal nature of the real estate services businesses, investments made in growth initiatives and increased legal expenses related to its Daymark subsidiary, matures on March 1, 2012.
On August 10, 2011 we completed the sale of our Daymark subsidiary. Due in part to operating losses prior to the sale of Daymark and expenses incurred to complete the sale, we may seek additional financing prior to the completion of our review of strategic alternatives. It is anticipated that any strategic alternative would include provisions to retire or refinance the Colony credit facility at or prior to maturity. If the Company is unable to retire or refinance the Colony credit facility prior to maturity, it could create substantial doubt about the Company’s ability to continue as a going concern for the twelve month period following the date of these financial statements. We believe that upon completion of our strategic alternative process we will have sufficient liquidity to operate in the normal course over the next twelve month period.
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
Restricted Cash
Restricted cash is comprised primarily of cash reserve accounts held for the benefit of various insurance providers and lenders. As of June 30, 2011 and December 31, 2010, the restricted cash balance was $4.3 million and $3.8 million, respectively.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table presents financial and nonfinancial assets and liabilities measured at fair value on either a recurring or nonrecurring basis for the six months ended June 30, 2011:

					Total
					Impairment
					Recoveries
					(Losses)
					Incurred
					During the
					Six Months
(In thousands)	June 30,				Ended June 30,
Assets	2011	Level 1	Level 2	Level 3	2011
Investments in marketable equity securities	$2,034	$2,034	$—	$—	$—
Assets under management	$848	$848	$—	$—	$—
Life insurance contracts	$371	$—	$371	$—	$—
Contingent liability — TIC program exchange	$(10,861)	$—	$—	$(10,861)	$9,024
Warrant derivative liability	$(239)	$—	$(239)	$—	$—
The following table presents financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the year ended December 31, 2010:

					Total
					Impairment
					Losses
					Incurred
					During the
					Year Ended
(In thousands)	December 31,				December 31,
Assets	2010	Level 1	Level 2	Level 3	2010
Investments in marketable equity securities	$1,948	$1,948	$—	$—	$—
Assets under management	$901	$901	$—	$—	$—
Property held for sale	$45,572	$—	$—	$45,572	$—
Investments in unconsolidated entities	$5,178	$—	$—	$5,178	$(646)
Life insurance contracts	$1,062	$—	$1,062	$—	$—
Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, (“Financial Instruments Topic”) requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. The Financial Instruments Topic defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of the reporting period based on unobservable assumptions categorized in Level 3 of the hierarchy, including available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
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
The following table presents the fair value and carrying value of our mortgage notes, notes payable, NNN senior notes, credit facility, convertible notes and preferred stock as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes — held for sale	$59,803	$70,000	$59,624	$70,000
Notes payable	$620	$711	$747	$884
NNN senior notes — held for sale	$16,235	$16,277	$16,054	$16,277
Credit facility(1)	$17,747	$17,747	$—	$—
Convertible notes(2)	$27,515	$30,291	$28,832	$30,133
Preferred stock(3)	$49,917	$95,874	$91,828	$90,080

(1)	Carrying value includes an unamortized debt discount of $0.6 million and accrued interest of $0.3 million as of June 30, 2011.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)	Carrying value includes an unamortized debt discount of $1.2 million and $1.4 million as of June 30, 2011 and December 31, 2010, respectively.

(3)	Carrying value includes cumulative unpaid dividends of $5.8 million as of June 30, 2011.
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
The historical cost and estimated fair value of the available-for-sale marketable securities held by us are as follows:

	As of June 30, 2011				As of December 31, 2010
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)

Equity securities	$1,793	$241	$—	$2,034	$1,800	$148	$—	$1,948

There were no sales of marketable equity securities, or other than temporary impairments recorded, during the three and six month periods ended June 30, 2011 or 2010.
3. RELATED PARTIES
Accounts Receivable
Accounts receivable from related parties consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Accrued property and asset management fees	$313	$156
Accrued real estate acquisition fees	2,063	—
Other accrued fees	607	563
Organizational, offering and operating costs from sponsored REIT	2,993	2,741

Total	$5,976	$3,460

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

		June 30,	December 31,
(In thousands)	Useful Life	2011	2010
Non-amortizing intangible assets:
Trade name	Indefinite	$64,100	$64,100
Amortizing intangible assets:
Identified intangible assets
Affiliate agreements	20 years	10,600	10,600
Customer relationships	5 to 7 years	8,725	8,725
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	746	746

		26,271	26,271
Accumulated amortization		(11,691)	(9,673)

Total identified intangible assets, net		$78,680	$80,698

Amortization expense recorded for the identified intangible assets was approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2011, respectively. Amortization expense recorded for the identified intangible assets was approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2010, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Accrued liabilities	$12,952	$9,353
Salaries and related costs	20,757	23,321
Accounts payable	10,036	15,332
Broker commissions	13,229	10,519
Bonuses	4,721	8,701
Property management fees and commissions due to third parties	2,256	2,244

Total	$63,951	$69,470

6. CREDIT FACILITY
On April 15, 2011, we entered into a credit agreement (the “Credit Agreement”), by and among us, Grubb & Ellis Management Services, Inc. (“GEMS”) and Colony, for an $18.0 million secured credit facility (the “Credit Facility”). The terms of the Credit Facility included a payment to Colony of (i) a closing fee equal to 1.00% of the Credit Facility amount and (ii) warrants (the “Warrants”) exercisable to purchase 6,712,000 shares of our common stock, valued at $0.7 million. The Credit Facility was fully drawn upon as of May 16, 2011.
The Credit Facility matures on March 1, 2012 and has an initial interest rate of 11.00% per annum, increasing by an additional 0.50% at the end of each three-month period subsequent to the closing date of the Credit Facility for so long as any loans are outstanding. In lieu of making a cash interest payment, we have the option to accrue any due and payable interest under the Credit Facility and issue additional warrants (the “Additional Warrants”) based on a formula calculation. The loan is not subject to any required principal amortization payments during the term. As of June 30, 2011, we have issued 62,120 Additional Warrants.
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
The Credit Agreement also contains various customary covenants that, in certain instances, restrict the ability of us and our subsidiaries to: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions with respect to, or repurchase, its outstanding capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business. In addition, the Credit Agreement requires (i) GEMS and its subsidiaries to maintain, as on the last day of each fiscal quarter, a minimum net worth as defined in the agreement of $20.0 million and (ii) the outstanding loan to remain in compliance with the defined borrowing base at the end of each fiscal month (subject to periods to cure). As of June 30, 2011, we were in compliance with all covenants, as amended.

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
The Warrants have an exercise price equal to $0.01 per share and a maturity date of three years from the date of issuance (the “Expiration Date”), but are exercisable prior to the Expiration Date upon the satisfaction of certain events as set forth in the Warrants, including, but not limited to, if the volume weighted average price of our common stock equals or exceeds $1.10 for any consecutive 30 calendar day period prior to the date of exercise or upon the occurrence of a fundamental change in which the consideration received for each share of our common stock equals or exceeds $1.10. The Warrants are exercisable, at the option of the holder of such Warrant, (a) by paying the exercise price in cash, (b) pursuant to a “cashless exercise” of the Warrant or (iii) by reduction of the principal amount of loans under the Credit Facility payable to the holder of such Warrant, or by a combination of the foregoing methods. The number of shares of our common stock issuable upon exercise of the Warrants or Additional Warrants is subject to adjustment in certain cases. All Additional Warrants issued pursuant to the Credit Agreement shall contain the same terms as the Warrants. We accounted for the Warrants in accordance with the requirements of ASC 815, Derivatives and Hedging, (“Derivatives and Hedging Topic”) and ASC Topic 480, Distinguishing Liabilities from Equity, (“Distinguishing Liabilities from Equity Topic”). Pursuant to those topics, we determined that the Warrants should be accounted for as a derivative liability as the Warrant Agreement allows for the number of warrants issuable upon exercise of the warrant to be adjusted under certain scenarios including an adjustment if we issue shares of common stock without consideration or for consideration per share less than either: (i) the per share market value or (ii) the trigger price. The Warrants were recorded as a discount to the Credit Facility at fair market value as of April 15, 2011 with a corresponding derivative liability. The derivative liability is adjusted to fair market value at each period end date and the debt discount is amortized over the term of the Credit Facility.
On July 22, 2011, each of us and our wholly-owned subsidiary, GEMS, entered into an amendment and consent agreement (the “Credit Facility Amendment”) with respect to our Credit Facility, an amendment to the commitment letter for the Credit Facility, between Colony and the Company (the “Credit Facility Commitment Letter Amendment”) and amendments to the outstanding common stock purchase warrants issued to Colony pursuant to the terms of the Credit Agreement (the “Warrant Agreement Amendments”, and together with the Credit Facility Amendment and the Commitment Letter Amendment, collectively, the “Amendment Documents”).
Pursuant to the Amendment Documents, among other things, Colony expressly acknowledged and consented to our currently anticipated sale of Daymark, our wholly-owned subsidiary, and each of its wholly-owned (direct and indirect) subsidiaries and the restructuring of the outstanding intercompany debt obligations owing by us to Daymark. The Amendment Documents also clarified the definition of net worth to include any loans included in such net worth calculation. The Amendment Documents also permanently eliminated Colony’s right of first offer to provide us with debt financing prior to it consummating or endeavoring to consummate any similar financing with a third-party. Additionally, the Amendment Documents amended the price at which any common stock purchase warrants issuable to Colony in lieu of cash interest from time to time payable under the Credit Agreement and the common stock purchase warrants previously issued to Colony pursuant to the Credit Agreement, become exercisable from $1.10 per share to $0.71 per share. In addition, if in connection with any financing arrangement, we issue any options, or other equity linked securities to purchase our common stock, with an exercise condition that is based on a share price that is lower than $0.71 per share (“Trigger Price”), then the Trigger Price shall be adjusted downward (but not upward) to such lower price without any further action on the part of any party.
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
Notes payable and capital lease obligations consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Note payable in connection with business acquisition in November 2010. The note requires monthly principal and interest payments, has a fixed interest rate of 4.0% per annum and matures in November 2012.	$344	$459
Note payable in connection with business acquisition in December 2010. The note requires monthly principal and interest payments, has a fixed interest rate of 2.0% per annum and matures in December 2013.	367	425
Capital lease obligations	325	723

Total	1,036	1,607
Less portion classified as current	(584)	(1,041)

Non-current portion	$452	$566

8. CONVERTIBLE NOTES
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
Holders of the Notes may convert notes into shares of our common stock at the initial conversion rate of 445.583 shares per $1,000 principal amount of the Notes (equal to a conversion price of approximately $2.24 per share of our common stock), subject to adjustment in certain events (but not for accrued interest) at any time prior to the close of business on the scheduled trading day before the stated maturity date. In addition, following certain corporate transactions, we will increase the conversion rate for a holder who elects to convert in connection with such corporate transaction by a number of additional shares of our common stock as set forth in the Indenture. As of June 30, 2011, the maximum number of shares of common stock that could be required to be issued upon conversion of the Convertible Notes was 14,035,865 shares of common stock.
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
9. SEGMENT DISCLOSURE
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
We also have certain corporate-level activities including legal administration, accounting, finance, human resources and management information systems which are not considered separate operating segments.
As a result of reclassifying our Daymark subsidiary to discontinued operations in the second quarter of 2011, our segment disclosure no longer includes a Daymark segment as all of the Daymark segment is included in discontinued operations. In addition, our Daymark subsidiary historically provided some Investment Management services. Accordingly, all revenues and expenses related to our Investment Management segment that were provided by Daymark are also included in discontinued operations.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Management Services
Revenue	$57,913	$70,110	$116,958	$142,558
Compensation costs	10,192	9,756	18,872	19,310
Transaction commissions and related costs	2,846	4,212	6,624	10,395
Reimbursable salaries, wages and benefits	38,289	49,021	77,843	99,379
General and administrative	2,758	2,543	5,949	4,790
Provision for doubtful accounts	859	448	1,330	789

Segment operating income	2,969	4,130	6,340	7,895
Transaction Services
Revenue	72,814	54,684	123,266	96,917
Compensation costs	15,024	11,210	30,492	22,175
Transaction commissions and related costs	48,715	35,399	81,953	62,398
General and administrative	10,794	8,667	20,690	17,515
Provision for doubtful accounts	1,209	224	1,968	1,029

Segment operating loss	(2,928)	(816)	(11,837)	(6,200)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Investment Management
Revenue	7,228	2,265	9,989	3,893
Compensation costs	2,030	2,514	4,164	5,130
Transaction commissions and related costs	892	867	1,755	1,351
General and administrative	1,753	1,441	3,578	2,729
Provision for doubtful accounts	(22)	—	(14)	—

Segment operating income (loss)	2,575	(2,557)	506	(5,317)
Reconciliation to net loss attributable to Grubb & Ellis Company:
Total segment operating income (loss)	2,616	757	(4,991)	(3,622)
Non-segment:
Corporate overhead (compensation, general and administrative costs)	(5,953)	(6,484)	(12,390)	(15,723)
Stock based compensation	(686)	(2,778)	(2,378)	(5,797)
Severance and other charges	(139)	(119)	(956)	(2,769)
Depreciation and amortization	(1,980)	(1,709)	(4,062)	(3,314)
Interest	(915)	(458)	(1,688)	(504)
Other income (expense)	263	(105)	137	(273)

Loss from continuing operations before income tax benefit (provision)	(6,794)	(10,896)	(26,328)	(32,002)
Income tax benefit (provision)	23	(80)	23	(218)

Loss from continuing operations	(6,771)	(10,976)	(26,305)	(32,220)
Loss from discontinued operations	(7,946)	(8,219)	(7,096)	(11,027)

Net loss	(14,717)	(19,195)	(33,401)	(43,247)

Net loss attributable to noncontrolling interests	(384)	(1,736)	(779)	(2,007)

Net loss attributable to Grubb & Ellis Company	$(14,333)	$(17,459)	$(32,622)	$(41,240)

10. DISCONTINUED OPERATIONS
On December 30, 2010, we completed the sale of NNN/SOF Avallon LLC (“Avallon”), a commercial office property located in Austin, Texas, for $37.0 million. We recognized a gain on sale of $1.3 million.
On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of our real estate investment fund business, Alesco, to Lazard Asset Management LLC. Closing of the transaction is subject to customary approvals and is expected to occur in the third quarter of 2011. We anticipate recognizing a loss on the sale of Alesco of approximately $3.0 million in the third quarter of 2011 due to the deficit balance in noncontrolling interests.
On August 10, 2011, we completed the sale of Daymark for (1) a cash payment of $0.5 million, (2) a $5.0 million promissory note provided to NNNRA, and (3) the assumption by the purchaser of $10.7 million of the net intercompany balance payable from us to NNNRA. We expect to record a gain on sale related to the disposition of Daymark in the third quarter of 2011, after writing off all of the net assets and liabilities associated with Daymark (included in summarized balance sheet below) and recognizing the transactions costs related to such transaction.
In instances when we expect to have significant ongoing cash flows or significant continuing involvement in the component beyond the date of sale, the income (loss) from certain properties and businesses held for sale continue to be fully recorded within continuing operations through the date of sale.
The net results of discontinued operations of Daymark and Alesco (which includes the net results of the Avallon property sold during the year ended December 31, 2010), in which we have no significant ongoing cash flows or significant continuing involvement, are reflected in the consolidated statements of operations as discontinued operations. We will receive certain fee income from Daymark on an ongoing basis that is not considered significant when compared to the operating results of Daymark.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table summarizes the assets held for sale and liabilities held for sale as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In thousands)	2011	2010
Restricted cash	$3,528	$4,652
Assets under management	848	901
Accounts receivable from related parties — net	13,395	12,718
Notes receivable — net	—	6,126
Notes and advances to related parties — net	10,660	12,275
Prepaid expenses and other assets	767	682
Investments in unconsolidated entities	5,224	5,178
Property held for sale	45,159	45,858
Property, equipment and leasehold improvements — net	906	1,096
Identified intangible assets — net	6,127	7,398
Other assets — net	4,316	3,430

Total assets	$90,930	$100,314

Accounts payable and accrued expenses	$13,518	$8,098
Due to related parties	1,617	2,178
Other liabilities	15,423	25,704
NNN senior notes	16,277	16,277
Mortgage notes	70,000	70,000
Capital lease obligations	13	22
Deferred tax liabilities	36	199

Total liabilities	$116,884	$122,478

From August 1, 2006 to January 2007, NNN Collateralized Senior Notes, LLC (the “NNN Senior Notes Program”), a wholly owned subsidiary of Daymark, issued $16.3 million of notes which mature on August 29, 2011 and bear interest at a rate of 8.75% per annum. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on the first day of the month occurring after issuance. The notes mature five years from the date of first issuance of any of such notes, with two one-year options to extend the maturity date of the notes at the Senior Notes Program’s option. The interest rate will increase to 9.25% per annum during any extension. The Senior Notes Program has the right to redeem the notes, in whole or in part, at par value. The notes are the NNN Senior Notes Program’s senior obligations, ranking pari passu in right of payment with all other senior debt incurred and ranking senior to any subordinated debt it may incur. The notes are effectively subordinated to all present or future debt secured by real or personal property to the extent of the value of the collateral securing such debt. The notes are secured by a pledge of the NNN Senior Notes Program’s membership interest in NNN Series A Holdings, LLC, which is the Senior Notes Program’s wholly owned subsidiary for the sole purpose of making the investments. Each note is guaranteed by Grubb & Ellis Realty Investors, LLC (“GERI”). The guarantee is secured by a pledge of GERI membership interest in the NNN Senior Notes Program. The guarantee requires GERI to maintain at all times during the term the notes are outstanding a net worth of at least $0.5 million. As of June 30, 2011, GERI met the net worth requirement.
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
The following table summarizes the income (loss) and (expense) components — net of taxes that comprised discontinued operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Revenue	$7,088	$6,101	$11,058	$14,544
Rental related revenue	3,346	7,585	7,206	15,299
Compensation costs	(6,762)	(5,807)	(11,645)	(12,311)
General and administrative	(6,709)	(2,731)	(11,409)	(4,509)
Provision for doubtful accounts	(1,158)	(962)	(2,245)	(1,500)
Depreciation and amortization	(900)	(1,661)	(2,287)	(3,314)
Rental related	(2,263)	(5,463)	(4,607)	(10,851)
Interest	(1,599)	(2,272)	(3,143)	(4,544)
Real estate related recoveries (impairments)	834	(1,553)	9,858	(1,823)
Intangible asset impairment	—	(1,025)	(480)	(1,639)
Equity in earnings (losses) of unconsolidated entities	163	(202)	256	(223)
Interest income	37	31	78	51
Other income (expense)	28	(283)	315	(238)
Income tax benefit (provision)	(51)	23	(51)	31

Loss from discontinued operations — net of taxes	$(7,946)	$(8,219)	$(7,096)	$(11,027)

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
Rent expense under these operating leases was approximately $5.8 million and $5.4 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $11.9 million and $11.6 million for the six months ended June 30, 2011 and 2010, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.
TIC Program Exchange Provision — Prior to the merger, Triple Net Properties, LLC (now known as GERI), a subsidiary of Daymark, entered into agreements providing certain investors the right to exchange their investments in certain TIC programs for investments in a different TIC program or in substitute replacement properties. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In the fourth quarter of 2010, GERI was released from certain obligations relating to $6.2 million in initial investments. In addition, we were released from certain obligations totaling $2.0 million as a result of the sale of a TIC program’s property during the year ended December 31, 2010. In July 2009, we received notice on behalf of certain investors stating their intent to exercise rights under one of those agreements with respect to an initial investment totaling $4.5 million. Subsequently, in February 2011, an action was filed in the Superior Court of Orange County, California on behalf of those same investors against GERI alleging breach of contract and breach of the implied covenant of good faith and fair dealing, and seeking damages of $26.5 million with respect to initial cash investments totaling $22.3 million, which is inclusive of the $4.5 million for which we received the notice in July 2009. While the outcome of that action is uncertain, GERI will vigorously defend those claims. See TIC Program Exchange Litigation disclosure under Claims and Lawsuits below for further information.
We deferred revenues relating to these agreements of $0 and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. We deferred revenues relating to these agreements of $0 and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, pursuant to the Real Estate — General Topic, we reduced an obligation by $9.0 million related to the re-measurement of our maximum exposure to loss related to certain obligations at the time the February 2011 action was filed. No additional potential losses related to these agreements were incurred during the three months ended June 30, 2011 and 2010, and additional potential losses of $0 and $0.2 million related to these agreements were incurred during the six months ended June 30, 2011 and 2010, respectively, to record a liability underlying the agreements with investors. As of June 30, 2011, we had recorded liabilities totaling $10.9 million related to such agreements, which is included in other current liabilities, consisting of $3.6 million of cumulative deferred revenues and $7.3 million of additional potential losses related to these agreements as a result of estimated declines in the value of the properties. In addition, we are joint and severally liable on the non-recourse mortgage debt related to these TIC programs with exchange provisions totaling $276.1 million as of June 30, 2011 and December 31, 2010. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third-party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recoverability of our investment in the TIC program.
Capital Lease Obligations — We lease computers, copiers and postage equipment that are accounted for as capital leases.
Claims and Lawsuits — We and our Daymark affiliate have been named as defendants in multiple lawsuits relating to certain of its investment management offerings, in particular, its TIC programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud, breach of fiduciary duty and violations of state and federal securities laws, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, injunctive relief, and attorneys’ fees and costs. In many instances, the damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by our existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Met Center 10 — One such matter relates to a TIC property known as Met Center 10, located in Austin, Texas. The Company and its subsidiaries have been involved in multiple legal proceedings relating to Met Center 10, including three actions pending in state court in Austin, Texas and an arbitration proceeding being conducted in California. The arbitration proceeding involves Grubb & Ellis Realty Investors, LLC (“GERI”), a subsidiary of Daymark, and is pending before the American Arbitration Association in Orange County, California captioned NNN Met Center 10 1, LLC, et al. v. Grubb & Ellis Realty Investors, LLC, No. 73 115 Y 00140 HLT (the “Met 10 Arbitration”). A state court action involving GERI is pending in the District Court of Travis County, Texas captioned NNN Met Center 10, LLC v. Met Center Partners-6, Ltd., et al., No. D-1-GN-08-002104 (the “Met 10 Main Action”). Two additional state court actions involving the Company, GERI, and Grubb & Ellis Management Services, Inc. are pending in the District Court for Travis County, Texas captioned NNN Met Center 10-1, LLC v. Lexington Insurance Company, et al., No. D-1-GN-10-004495 and NNN Met Center 10, LLC v. Lexington Insurance Company, et al., No. D-1-GN-11-000848 (together, the “Met 10 Lexington Actions”).
In the Met 10 Arbitration, TIC investors asserted, among other things, that GERI should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Met 10 Arbitration was bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. In Phase 2 of the arbitration, the TICs asserted claims for damages against GERI arising from alleged breaches of the management agreement and other alleged wrongful acts in connection with the management of the Met Center 10 property and other alleged breaches of duty.
Before the beginning of the Phase 2 hearing, the TICs, GERI, and Lexington Insurance Company reached a settlement, which has been documented and executed by the parties, and which is awaiting court approval. The settlement is for $0.1 million, net of insurance recoveries. Among other things, under the terms of the settlement, GERI must pay $0.1 million to the TICs shortly after the settlement is approved by the court, and may be obligated to subsequently pay up to approximately $0.6 million in addition to the initial $0.1 million payment, depending upon the resolution of claims relating to Met Center 10 against parties other than GERI and its affiliates. The TICs are releasing all claims relating to Met Center 10 against, among others, GERI and its affiliates.
In the Met 10 Texas Action, GERI and NNN Met Center 10, LLC were pursuing claims against the developers and sellers of the property (the “Sellers”), the due diligence firm retained by GERI in connection with the purchase of the Met Center 10 property, and the engineering, construction, and design professionals who performed work relating to the Met Center 10 property (together with the due diligence firm, the “Professionals”) to recover damages arising from, among other things, ground movement. The Sellers and the Professionals were asserting counterclaims against GERI and NNN Met Center 10, LLC. GERI and NNN Met Center 10, LLC, on the one hand, and the Sellers, on the other, have reached a settlement resolving all claims between them, which has been documented and executed by the parties. Under that settlement, GERI, its affiliates, and NNN Met Center 10, LLC are being released from all claims by the Sellers relating to Met Center 10. Neither GERI nor its affiliates (or NNN Met Center 10, LLC) are required to make any payments pursuant to the settlement with the Sellers. In addition, GERI and NNN Met Center 10, LLC, on the one hand, and the Professionals, on the other hand, have reached a tentative settlement resolving all claims between them, which is in the process of being documented and approved. Under that settlement, GERI, its affiliates, and NNN Met Center 10, LLC are being released from all claims by the Professionals relating to Met Center 10. Neither GERI nor its affiliates (or NNN Met Center 10, LLC) are required to make any payments pursuant to the tentative settlement with the Professionals.
In the Met 10 Lexington Actions, the TIC investors were asserting claims against former officers and employees of the Company and other defendants in connection with the negotiation and documentation of an insurance settlement relating to the Met Center 10 property, and an alleged misallocation and/or misappropriation of the proceeds of that settlement. In addition, Lexington Insurance Company asserted claims against NNN Met Center 10, LLC, the Company, GERI, and GEMS arising of the insurance settlement. Pursuant to the settlement of the Met 10 Arbitration described above, the TICs are releasing and dismissing certain claims against the former officers and employees of the Company, including claims that were being asserted in the Met 10 Lexington Actions, and Lexington is releasing and dismissing its claims against the Company, GERI, GEMS, and NNN Met Center 10, LLC, including the claims Lexington was asserting in the Met 10 Lexington Actions.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
TIC Program Exchange Litigation — GERI and Grubb & Ellis Company are defendants in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al, Case No. 00449598. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in TIC investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. By way of a first amended complaint, the plaintiffs are alleging that GERI is merely an inadequately capitalized instrumentality of Grubb & Ellis Company and that Grubb & Ellis Company should be held liable for acts and omissions of GERI. The plaintiffs are seeking damages totaling $26.5 million, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Britannia II Office Park — Various Daymark subsidiaries are defendants in an action filed on or about July 22, 2010 in Superior Court of Alameda County, California captioned NNN Britannia Business Center II — 17, LLC, et al. v. Grubb & Ellis Company, et al., Case No. RG10-527282. Plaintiffs invested more than $14 million for TIC interests in a commercial real estate project in Pleasanton, California, known as Britannia Business Center II, which ultimately was foreclosed upon. Plaintiffs claim that they were induced to invest with misrepresentations concerning the financial projections and risks for the project, and allege various mismanagement claims. Plaintiffs’ current claim is for breach of the implied covenant of good faith and fair dealing. Plaintiffs seek compensatory and exemplary damages in an unspecified amount, along with costs and attorneys’ fees. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Durham Office Park — We and various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al., Case No. 10 CVS 4392. Plaintiffs invested more than $11 million for TIC interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
We are involved in various claims and lawsuits arising out of the ordinary conduct of our business, many of which may not be covered by our insurance policies. In the opinion of management, in the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations. At this time it is not possible to estimate a range of possible loss for these matters.
Guarantees — Historically our Daymark subsidiary provided non-recourse carve-out guarantees or indemnities with respect to loans for properties now owned or under the management of Daymark. As of June 30, 2011, there were 126 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.0 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.1 billion. As of December 31, 2010, there were 133 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.3 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments as further described in Note 4.
Our guarantees consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In thousands)	2011	2010
Daymark non-recourse/carve-out guarantees of debt of properties under management(1)	$2,782,390	$2,944,311
Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under management(1)	$78,217	$78,363
Daymark and Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under management(2)	$31,125	$31,271
Daymark non-recourse/carve-out guarantees of debt of Company owned property(1)	$60,000	$60,000
Daymark recourse guarantees of debt of properties under management	$11,650	$12,900
Grubb & Ellis Company recourse guarantees of debt of properties under management(3)	$11,998	$11,998
Daymark recourse guarantees of debt of Company owned property(4)	$10,000	$10,000

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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
Certain acts (typically the first three listed above) may render the entire debt balance recourse to the guarantor or indemnitor, while the liability for other acts is typically limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees and indemnities. Generally the guarantor or indemnitor irrevocably and unconditionally guarantees or indemnifies the lender the payment and performance of the guaranteed or indemnified obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor or indemnitor covenants and agrees that it is liable for the guaranteed or indemnified obligations as a primary obligor. As of June 30, 2011, to the best of our knowledge, there was no debt owed by us as a result of the borrowers engaging in prohibited acts, despite the prohibited acts that occurred as more fully described below.
(2)	We and Daymark are each joint and severally liable on such non-recourse/carve-out guarantees.
(3)
We have $1.0 million held as collateral by a lender related to one of our recourse guarantees that, upon the occurrence of any triggering event or condition under the guarantee, will be used to cover all or a portion of the amounts due under the guarantee.

(4)	In addition to the $10.0 million principal guarantee, Daymark has guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.
If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of June 30, 2011 and December 31, 2010, we had recourse guarantees of $23.6 million and $24.9 million, respectively relating to debt of properties under management (of which $12.0 million is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). As of June 30, 2011 and December 31, 2010, approximately $9.5 million and $9.5 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $12.0 million and $2.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). In addition, as of June 30, 2011, and December 31, 2010, we had $8.0 and $8.0 million, respectively, of recourse guarantees related to debt that will mature in the next twelve months (of which $8.0 and $8.0 million, respectively is recourse back to Grubb & Ellis Company). In connection with the sale of Daymark, the purchaser indemnified us up to $7.5 million for liabilities, obligations and claims related to or arising from the business or operations of Daymark or its subsidiaries. Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any of our subsidiaries to pay its debts as they become due would likely have a materially negative impact on our ongoing business, and the investment management operations in particular. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of June 30, 2011 and December 31, 2010, we recorded a liability of $0 and $0.8 million which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
Two unaffiliated, individual investor entities (the “TIC debtors”), who are minority owners in two TIC programs located in Texas, Met Center 10 and 2400 West Marshall, which were originally sponsored by GERI, filed chapter 11 bankruptcy petitions in January 2011. The principal balance of the mortgage debt for these two properties was approximately $29.4 million and $6.6 million, respectively, at the time of the bankruptcy filings. On February 1, 2011, the special servicer for each of these loans foreclosed on all of the undivided TIC ownership interests in these properties, except those owned by the unaffiliated investor entities which effected the bankruptcy filings. The automatic stay imposed following the bankruptcy filings by each of these investor entities prevented the special servicer from foreclosing on 100% of the TIC ownership interests. The special servicers for each of the TIC debtors’ loans filed motions for relief from the automatic stay to foreclose upon the remaining TIC ownership interests. In the Met Center 10 case, by order dated May 2, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to November 1, 2011. The May 2, 2011 order also established a procedure by which the special servicer would be required to reconvey the foreclosed upon interests to the Met Center 10 debtor and the other investor entities following payment of an “amount due” as that term is defined in the May 2, 2011 Order. In the 2400 West Marshall case, by order dated June 15, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to December 1, 2011. The June 15, 2011 order also established a procedure by which the special servicer would be required to reconvey the foreclosed upon interests to the 2400 West Marshall debtor and the other investor entities following payment of an “amount due” as that term is defined in the June 15, 2011 Order.
GERI executed a non-recourse carve-out guarantee in connection with the mortgage loan for the Met 10 property, and a non-recourse indemnity for the 2400 West Marshall property. As discussed in the “Guarantees” disclosure above, such “non-recourse carve-out” guarantees and indemnities only impose liability on GERI if certain acts prohibited by the loan documents take place. Liability under these non- recourse carve-out guarantees and indemnities may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, the TIC debtors’ mortgage lenders may assert that GERI is liable under the guarantee and indemnity. While GERI’s ultimate liability under these agreements is uncertain as a result of numerous factors, including, without limitation, whether the bankruptcy filings of the TIC debtors triggered GERI’s obligations under the guaranty and the indemnification, the amount of the lender’s credit bids at the time of foreclosure, events in the individual bankruptcy proceedings and the ultimate disposition of those bankruptcy proceedings, and the defenses GERI may raise under the guarantee and indemnity, such liability may be in an amount in excess of the net worth of NNNRA and its subsidiaries, including GERI. NNNRA and GERI intend to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation. As of June 30, 2011, we did not have any liabilities accrued related to such guarantees or indemnity obligations.
Investment Program Commitments — In 2009, we revised the offering terms related to certain investment programs which we sponsor, including the commitment to fund additional property reserves and the waiver or reduction of future management fees and disposition fees. Such future funding commitments have been made in the form of guaranteeing the collectability of advances that one of our consolidated VIEs has made to these investment programs. As of June 30, 2011 and December 31, 2010, the future funding commitments under the guarantee totaled approximately $1.5 million and $2.0 million, respectively.
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
Alesco Seed Capital — On November 16, 2007, we completed the acquisition of a 51.0% membership interest in Alesco from Jay P. Leupp. Pursuant to the Intercompany Agreement between us and Alesco, dated as of November 16, 2007, we committed to invest up to $20.0 million in seed capital into certain real estate funds that Alesco planned to launch. Additionally, upon achievement of certain earn-out targets, we were required to purchase up to an additional 27% interest in Alesco for $15.0 million. To date those earn-out targets have not been achieved. We are allowed to use $15.0 million of seed capital to fund the earn-out payments. As of June 30, 2011, we have invested $1.5 million into the three funds that Alesco has launched to date (the “Existing Alesco Funds”) and our unfunded seed capital commitments with respect to the Existing Alesco Funds totaled $2.5 million. As of February 14, 2011, our obligation to make further seed capital investments under the Intercompany Agreement terminated, except for the remaining commitments under the Existing Alesco Funds. On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of Alesco to Lazard Asset Management LLC. Closing of the transaction is subject to customary approvals and is expected to occur in the third quarter of 2011.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of June 30, 2011 and December 31, 2010, $3.1 million and $3.4 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of June 30, 2011 and December 31, 2010 have recorded the cash surrender value of the policies of $0.4 million and $1.1 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. These awards vest over three to five years. Vested phantom stock awards are also unfunded and paid according to distribution elections made by the participants at the time of vesting and will be settled by issuing shares of our common stock from our treasury share account or issuing unregistered shares of our common stock to the participant. As of June 30, 2011 and December 31, 2010, an aggregate of 3.9 million and 4.1 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, as of June 30, 2011 grants with respect to 816,000 phantom shares had a guaranteed minimum share price ($2.8 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
12. PREFERRED STOCK
During the fourth quarter of 2009, we completed a private placement of 965,700 shares of 12% cumulative participating perpetual convertible preferred stock, par value $0.01 per share (“Preferred Stock”), to qualified institutional buyers and other accredited investors, including our directors and management.
Each share of Preferred Stock is convertible, at the holder’s option, into our common stock, par value $.01 per share at a conversion rate of 60.606 shares of common stock for each share of Preferred Stock, which represents a conversion price of approximately $1.65 per share of common stock, a 10.0% premium to the closing price of the common stock on October 22, 2009. As of June 30, 2011, the maximum number of shares of common stock that could be required to be issued upon conversion of the Preferred Stock was 58,527,214 shares of common stock.
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
During the year ended December 31, 2010, the Board of Directors declared four quarterly dividends of $3.00 per share on our Preferred Stock, which were paid on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. The Board of Directors determined, as permitted, not to declare a dividend on our 12% Preferred Stock, for the quarters ending March 31, 2011 and June 30, 2011. Since we have missed two consecutive quarterly dividend payments, the dividend rate will automatically be increased by 0.50% of the initial liquidation preference per share per quarter (up to a maximum amount of increase of 2% of the initial liquidation preference per share) until cumulative dividends have been paid in full. In addition, subject to certain limitations, in the event the dividends on the Preferred Stock are in arrears for six or more quarters, whether or not consecutive, holders representing a majority of the shares of Preferred Stock voting together as a class with holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable will be entitled to nominate and vote for the election of two additional directors to serve on the board of directors until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred or are exercisable have been paid or declared and a sum sufficient for payment has been set aside therefore. Since the terms of the Preferred Stock provide for cumulative dividends, we have accrued the unpaid first and second quarter 2011 dividend payments of $3.00 per share per quarter on our Preferred Stock, which is included in Preferred Stock on our consolidated balance sheet as of June 30, 2011. As of June 30, 2011, the amount of accrued and unpaid dividends totaled $5.8 million.

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
We accounted for the Preferred Stock transaction in accordance with the requirements of the Derivatives and Hedging Topic and the Distinguishing Liabilities from Equity Topic. Pursuant to those topics, we determined that the Preferred Stock should be accounted for as a single instrument as the terms of the Preferred Stock do not include any embedded derivatives that would require bifurcation from the host instrument. Pursuant to the Distinguishing Liabilities from Equity Topic, we determined that the Preferred Stock should not be classified as a liability as the characteristics of the Preferred Stock are more closely related to equity as there is no mandatory redemption date. According to the terms of the Preferred Stock, the Preferred Stock will only become redeemable at the option of the holder upon a Fundamental Change. In addition, we determined that there are various events and circumstances that would allow for redemption of the Preferred Stock at the option of the holders, however, several of these redemption events are not within our control and, therefore, the Preferred Stock should be classified outside of permanent equity in accordance with the Distinguishing Liabilities from Equity Topic as these events were assessed as not probable of becoming redeemable. We will continuously assess the probability of the Preferred Stock becoming redeemable as facts and circumstances change to determine if such changes warrant a reclassification from outside of permanent equity to a liability.
13. EARNINGS (LOSS) PER SHARE
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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following is a reconciliation between weighted-average shares used in the basic and diluted earnings (loss) per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator for loss per share — basic:
Loss from continuing operations	$(6,771)	$(10,976)	$(26,305)	$(32,220)
Less: Preferred dividends	(2,897)	(2,897)	(5,794)	(5,794)

Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	(9,668)	(13,873)	(32,099)	(38,014)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	(7,946)	(8,219)	(7,096)	(11,027)
Net loss attributable to noncontrolling interests	384	1,736	779	2,007

Net loss attributable to Grubb & Ellis Company common shareowners	$(17,230)	$(20,356)	$(38,416)	$(47,034)

Denominator for loss per share — basic:
Weighted-average number of common shares outstanding	65,928	64,644	65,798	64,503
Loss per share — basic:
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.14)	$(0.18)	$(0.47)	$(0.56)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	(0.12)	(0.13)	(0.11)	(0.17)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.26)	$(0.31)	$(0.58)	$(0.73)

Loss per share — diluted(1):
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.14)	$(0.18)	$(0.47)	$(0.56)
Loss from discontinued operations attributable to Grubb & Ellis Company common shareowners	(0.12)	(0.13)	(0.11)	(0.17)

Net loss per share attributable to Grubb & Ellis Company common shareowners	$(0.26)	$(0.31)	$(0.58)	$(0.73)

Total participating shareowners: (as of the end of the period used to allocate earnings)
Preferred shares (as if converted to common shares)	58,527	58,527	58,527	58,527
Unvested restricted stock	4,113	5,184	4,113	5,184
Unvested phantom stock	3,668	4,839	3,668	4,839

Total participating shares	66,308	68,550	66,308	68,550

Total vested common shares outstanding	65,982	64,741	65,982	64,741

(1)
Excluded from the calculation of diluted weighted-average common shares as of June 30, 2011 and 2010 were the following securities, the effect of which would be anti-dilutive, because an operating loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods:

	June 30,	June 30,
(In thousands)	2011	2010
Outstanding unvested restricted stock	4,113	5,184
Outstanding options to purchase shares of common stock	291	442
Outstanding unvested shares of phantom stock	3,668	4,839
Convertible preferred shares (as if converted to common shares)	58,527	58,527
Convertible notes (as if converted to common shares)	14,036	14,036
Outstanding warrants	6,839	—

Total	87,474	83,028

14. COMPREHENSIVE LOSS
The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net loss	$(14,717)	$(19,195)	$(33,401)	$(43,247)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments	56	(46)	92	80

Total comprehensive loss	(14,661)	(19,241)	(33,309)	(43,167)

Comprehensive loss attributable to noncontrolling interests	(384)	(1,736)	(779)	(2,007)

Comprehensive loss attributable to Grubb & Ellis Company	$(14,277)	$(17,505)	$(32,530)	$(41,160)

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
15. CHANGES IN DEFICIT
The following is a reconciliation of total deficit, deficit attributable to Grubb & Ellis Company and equity attributable to noncontrolling interests from December 31, 2010 to June 30, 2011 (in thousands):

						Total
				Accumulated		Grubb & Ellis
			Additional	Other		Company
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareowners’	Noncontrolling	Total
	Shares	Amount	Capital	Income	Deficit	Deficit	Interests	Deficit

Balance as of December 31, 2010	70,076	$701	$409,943	$148	$(478,881)	$(68,089)	$9,130	$(58,959)

Vesting of share-based compensation	—	—	2,378	—	—	2,378	—	2,378
Preferred dividends accrued	—	—	(5,794)	—	—	(5,794)	—	(5,794)
Forfeiture of non-vested restricted shares	(223)	(3)	(180)	—	—	(183)	—	(183)
Contributions from noncontrolling interests	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(998)	(998)
Change in unrealized gain on marketable securities	—	—	—	92	—	92	—	92
Net loss	—	—	—	—	(32,622)	(32,622)	(779)	(33,401)

Comprehensive loss	—	—	—	—	—	(32,530)	(779)	(33,309)

Balance as of June 30, 2011	69,853	$698	$406,347	$240	$(511,503)	$(104,218)	$7,367	$(96,851)

During the six months ended June 30, 2011 and 2010, we granted 0 and 2,225,000 restricted shares of common stock, respectively.
16. OTHER RELATED PARTY TRANSACTIONS
Offering Costs and Other Expenses Related to Public Non-Traded REITs — We, through our consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT II Advisor, LLC, bear certain general and administrative expenses in our capacity as advisor of Grubb & Ellis Apartment REIT, Inc. (now known as Apartment Trust of America, Inc.) (“Apartment REIT”) and Grubb & Ellis Healthcare REIT II, Inc. (“Healthcare REIT II”), respectively, and are reimbursed for these expenses. However, Apartment REIT and Healthcare REIT II will not reimburse us for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts, if any, are expensed by us. There were no unreimbursed amounts expensed by us during the three and six months ended June 30, 2011 and 2010.
We also pay for the organizational, offering and related expenses on behalf of Healthcare REIT II’s initial offering and paid for such expenses related to Apartment REIT’s follow-on offering (through December 31, 2010 when we terminated our advisory and dealer-manager relationship with Apartment REIT). These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Healthcare REIT II and Apartment REIT in connection with these offerings. These expenses only become a liability of Healthcare REIT II and Apartment REIT to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the offerings. As of June 30, 2011 and December 31, 2010, we have incurred expenses of $2.9 million and $2.7 million, respectively, in excess of 1.0% of the gross proceeds of Healthcare REIT II’s initial offering. We anticipate that such amounts will be reimbursed in the future from the offering proceeds of Healthcare REIT II. As of June 30, 2011 and December 31, 2010, we have incurred expenses of $2.5 million, in excess of 1.0% of the gross proceeds of Apartment REIT’s follow-on offering. As of June 30, 2011 and December 31, 2010, we have recorded an allowance for bad debt of approximately $2.5 million, related to Apartment REIT’s follow-on offering costs as we believe that such amounts may not be reimbursed.
Management Fees — We provide both transaction and management services to parties, which are related to one of our principal shareowners and directors (collectively, “Kojaian Companies”). In addition, we also pay asset management fees to Kojaian Companies related to properties we manage on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by us for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, net of asset management fees paid to Kojaian Companies, was $1.2 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively, and $2.4 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively.
In the second quarter of 2011, we began providing management services to the brother of one of our principal shareowners and directors. Revenue earned by us for services rendered was approximately $2,000 for the three months ended June 30, 2011.

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
17. INCOME TAXES
The components of income tax (provision) benefit from continuing operations for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Current:
Federal	$—	$—	$—	$—
State	16	(68)	50	(130)
Foreign	7	(12)	(27)	(88)

	$23	$(80)	$23	$(218)

Deferred:
Federal	—	—	—	—
State	—	—	—	—

	$—	$—	$—	$—

We recorded net prepaid taxes totaling approximately $0.2 million and $0.2 million as of June 30, 2011 and December 31, 2010, respectively, comprised primarily of state tax refunds receivable and state prepaid taxes.
As of December 31, 2010, federal net operating loss carryforwards in the amount of approximately $154.1 million are available to us, translating to a deferred tax asset before valuation allowance of $53.9 million. These NOLs will expire between 2027 and 2030. A significant portion of these NOLs will be transferred to Daymark upon the sale of Daymark.
We also have state net operating loss carryforwards from December 31, 2010 and previous periods totaling $244.1 million, translating to a deferred tax asset of $16.3 million before valuation allowances, which begin to expire in 2017.
We regularly review our deferred tax assets for realizability and have established a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to the cumulative pre-tax book loss in the past three years and the inherent volatility of our business in recent years, we believe that this negative evidence supports the position that a valuation allowance is required pursuant to ASC 740, Income Taxes, (“Income Taxes Topic”). Management determined that as of June 30, 2011, $122.7 million of deferred tax assets do not satisfy the recognition criteria set forth in the Income Taxes Topic. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations.
The differences between the total income tax (provision) benefit from continuing operations for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Federal income taxes at the statutory rate	$2,378	$3,813	$9,215	$11,234
State income taxes, net of federal benefit	206	345	835	752
Foreign income taxes	7	(12)	(28)	(88)
Other	82	(4)	208	(4)
Non-deductible expenses	(550)	(268)	(2,081)	(581)
Change in valuation allowance	(2,100)	(3,954)	(8,126)	(11,531)

Provision for income taxes	$23	$(80)	$23	$(218)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview and Background
We report our revenue by three operating business segments in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, (“Segment Reporting Topic”). The three business segments are as follows: (1) Management Services, which includes property management, corporate facilities management, project management, client accounting, business services and engineering services for corporate occupier and real estate investor clients (2) Transaction Services, which comprises our real estate brokerage valuation and appraisal operations; and (3) Investment Management, which encompasses acquisition, financing, disposition and asset management services for our investment programs and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our REIT and other investment programs. Additional information on these business segments can be found in Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Report.
As a result of reclassifying our Daymark subsidiary to discontinued operations in the second quarter of 2011, our segment disclosure no longer includes a Daymark segment as all of the Daymark segment is included in discontinued operations. In addition, our Daymark subsidiary historically provided some Investment Management services. Accordingly, all revenues and expenses related to our Investment Management segment that were provided by Daymark are also included in discontinued operations.
On March 21, 2011, we announced that we had retained JMP Securities LLC as an advisor to explore strategic alternatives for the Company, including a potential merger or sale transaction.
On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of our real estate investment fund business, Alesco Global Advisors (“Alesco”), to Lazard Asset Management LLC. Closing of the transaction is subject to customary approvals and is expected to occur in the third quarter of 2011. We anticipate recognizing a loss on the sale of Alesco of approximately $3.0 million in the third quarter of 2011.
On August 10, 2011, we entered into a Stock Purchase Agreement dated as of August 10, 2011 (the “Purchase Agreement”) by and between us and IUC-SOV, LLC (the “Purchaser”), an entity affiliated with Sovereign Capital Management and Infinity Real Estate. Pursuant to the Purchase Agreement, we sold to Purchaser all of the shares of Daymark. The closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (the “Transactions”) was completed on August 10, 2011.

Pursuant to the Purchase Agreement, we sold to Purchaser all of the outstanding shares of Daymark in exchange for (1) a cash payment of $0.5 million (the “Estimated Closing Cash Payment”) from Purchaser and (2) the assumption by Purchaser of $10.7 million of the net intercompany balance payable from us to NNN Realty Advisors, Inc. (“NNNRA”), a wholly-owned subsidiary of Daymark. We expect to record a gain on sale related to the disposition of Daymark in the third quarter of 2011, after writing off all of the net assets and liabilities associated with Daymark and recognizing the transactions costs related to such transaction.
Pursuant to the Purchase Agreement, immediately after the completion of the sale of the Daymark shares (and after NNNRA had become a wholly-owned subsidiary of the Purchaser), the Company (1) paid NNNRA a $0.5 million cash payment and (2) issued to NNNRA a $5.0 million promissory note (the “Promissory Note”) in full satisfaction of the remaining portion of the Company’s net intercompany balance payable to NNNRA that was not assumed by Purchaser.
Pursuant to the Purchase Agreement, we have agreed to indemnify, subject to various limitations, Purchaser and its affiliates against any losses incurred or suffered by them as a result of (1) the breach of any representation or warranty made by us in the Purchase Agreement (subject to applicable survival limitations); (2) the breach of any covenant or agreement made by us in the Purchase Agreement; (3) any claim for brokerage or finder’s fees payable by Daymark or any of its subsidiaries in connection with the Transactions; (4) any liabilities or claims to the extent arising from the actions or omissions of (A) the Seller and its subsidiaries (other than Daymark and its subsidiaries) and (B) Daymark and its subsidiaries prior to the Closing, in each case, related to the office building at 7551 Metro Center Drive in Austin Texas (“Met Center 10”) (provided that indemnification for Met Center 10 (x) shall not cover any legal fees and expenses that were paid prior to Closing and (y) shall not cover any legal fees and expenses that have not been paid prior to the Closing except to the extent (and only to the extent) that they exceed $0.65 million); (5) certain liabilities under various employment agreements, plans and policies; or (6) fraud by Seller or any of its subsidiaries (other than Daymark or any of its subsidiaries).
Pursuant to the Purchase Agreement, the Purchaser has agreed to indemnify, subject to limitations, us and our affiliates against any losses incurred or suffered by them as a result of (1) the breach of any representation or warranty made by Purchaser in the Purchase Agreement (subject to applicable survival limitations); (2) the breach of any covenant or agreement made by Purchaser in the Agreement; (3) any liabilities of, obligations of or claims against us or any of our subsidiaries related to or arising from the business or operations of Daymark or any of its subsidiaries (whether relating to matters that occurred, arose or were asserted prior to the Closing or relating to matters that occur, arise or are asserted after the Closing), including existing and future litigation and claims, non-recourse carve-out guarantees and other guaranty obligations of us and our subsidiaries (provided that Purchaser shall not be obligated to indemnify Seller or its affiliates for losses of Seller or its affiliates that are the result of (x) a certain litigation matter or (y) fraud by Seller); (4) the first $0.65 million of legal fees and expenses relating to Met Center 10 that have not been paid prior to the Closing; and (5) fraud by Purchaser or any of its subsidiaries. Among other indemnification limitations, the liability of Purchaser for indemnifying us and our affiliates for liabilities, obligations or claims related to or arising from the business or operations of Daymark or its subsidiaries as described in clause (3) above (if related solely to any fact, event or circumstances prior to the Closing) shall not exceed $7.5 million in the aggregate.
The $5.0 million principal amount of the Promissory Note issued by us to NNNRA becomes due and payable on August 10, 2016 (the “Maturity Date”). Interest accrues on the unpaid principal of the Promissory Note at a rate equal to 7.95% per annum. Accrued and unpaid interest on the Promissory Note is payable on the last day of each calendar quarter (commencing on September 30, 2011) and on the Maturity Date. We may prepay all or any portion of the Promissory Note at any time without premium or penalty.
Upon a change of control of the Company or certain Company recapitalization events, we will be obligated to prepay, within 10 business days following the date of such event, an amount equal to the sum of (A) an amount of principal (the “Mandatory Principal Prepayment Amount”) equal to the lesser of (i) $3.0 million and (ii) the then-outstanding principal amount of the Promissory Note plus (B) all accrued and unpaid interest on the Mandatory Principal Prepayment Amount.
Events of default under the Promissory Note include (i) a default by us in the payment of any interest or principal on the Promissory Note when due and such default continues for a period of 10 days after written notice from the holder and (ii) we become subject to any final and non-appealable writ, judgment, warrant of attachment, execution or similar process that would cause a material adverse effect on the financial condition of us and our subsidiaries, taken as a whole. Upon the occurrence of an event of default, the holder of the Promissory Note may declare and demand the Promissory Note immediately due and payable.
In connection with the closing of the Transactions, we, Daymark and each of Daymark’s subsidiaries entered into an Intercompany Balance Settlement and Release Agreement dated August 10, 2011 (the “IBSRA”).

Pursuant to the IBSRA, Daymark and its subsidiaries released us from any and all claims, obligations, contracts, agreements, debts and liabilities that Daymark and its subsidiaries now have, have ever had or may in the future have against us arising at the time of or prior to the Closing or on account of or arising out of any matter, fact or event occurring at the time of or prior to the Closing, including (1) all rights and obligations under that certain Services Agreement dated as of January 1, 2011 by and among us, Daymark and other parties thereto (the “Services Agreement”), (2) all other contracts and arrangements between Daymark or any of its subsidiaries and us, (3) all intercompany payables and any other financial obligations or amounts owed to Daymark or any of its subsidiaries by us and (4) rights to indemnification or reimbursement from us, subject to various exceptions. Daymark and its subsidiaries also waived rights to coverage under D&O insurance policies maintained by us.
Pursuant to the IBSRA, we released Daymark and each of its subsidiaries from any and all claims, obligations, contracts, agreements, debts and liabilities that we now have, have ever had or may in the future have against Daymark or any of its subsidiaries arising at the time of or prior to the Closing or on account of or arising out of any matter, fact or event occurring at the time of or prior to the Closing, including (1) all rights and obligations under the Services Agreement, (2) all other contracts and arrangements between us and Daymark or any of its subsidiaries, (3) all intercompany payables and any other financial obligations or amounts owed to us by Daymark or any of its subsidiaries and (4) rights to indemnification or reimbursement from Daymark or any of its subsidiaries, subject to various exceptions.
Critical Accounting Policies
A discussion of our critical accounting policies, which include principles of consolidation, revenue recognition, impairment of long-lived assets, deferred taxes, and insurance and claims reserves, can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. Except as noted in Note 1 of the Consolidated Financial Statements that are a part of this Quarterly Report on Form 10-Q, there have been no material changes to these policies in 2011.
RESULTS OF OPERATIONS
Overview
We reported revenue of $138.0 million for the three months ended June 30, 2011, compared with revenue of $127.1 million for the same period in 2010. The increase was primarily the result of an increase in Transaction Services revenue of $18.1 million and an increase in Investment Management revenue of $5.0 million offset by a decrease in Management Services revenue of $12.2 million. The increase in our Investment Management revenue resulted from more acquisitions in 2011, as $180.7 million of acquisitions were sourced in the second quarter of 2011 compared to $46.8 million of acquisitions in the second quarter of 2010. The increase in our Transaction Services revenue can be attributed to increased sales and appraisal transactions. The decrease in our Management Services revenue as compared to the prior year period is primarily attributed to a decrease in reimbursable revenue.
The net loss attributable to Grubb & Ellis Company for the second quarter of 2011 was $14.3 million and included non-cash charges of $2.0 million for depreciation and amortization, $2.6 million of charges for bad debt, $0.7 million of share-based compensation and $1.4 million for amortization of signing bonuses. In addition, the second quarter results included approximately $0.1 million of severance and other charges. After the accrual of preferred stock dividends of $2.9 million, the net loss attributable to Grubb & Ellis Company common shareowners for the three months ended June 30, 2011 was $17.2 million, or $0.26 per diluted share.
We reported revenue of $250.2 million for the six months ended June 30, 2011, compared with revenue of $243.4 million for the same period in 2010. The increase was primarily the result of an increase in Transaction Services revenue of $26.3 million and an increase in Investment Management revenue of $6.1 million offset by a decrease in Management Services revenue of $25.6 million. The increase in our Investment Management revenue resulted from more acquisitions in 2011, as $218.0 million of acquisitions were sourced in 2011 compared to $60.2 million of acquisitions in 2010. The increase in our Transaction Services revenue can be attributed to increased sales, leasing and appraisal transactions. The decrease in our Management Services revenue as compared to the prior year period is primarily attributed to a decrease in reimbursable revenue.
The net loss attributable to Grubb & Ellis Company for the six months ended June 30, 2011 was $32.6 million and included non-cash charges of $4.1 million for depreciation and amortization, $3.8 million of charges for bad debt, $2.4 million of share-based compensation and $3.1 million for amortization of signing bonuses. In addition, the six month results included approximately $1.0 million of severance and other charges. After the accrual of preferred stock dividends of $5.8 million, the net loss attributable to Grubb & Ellis Company common shareowners for the six months ended June 30, 2011 was $38.4 million, or $0.58 per diluted share.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	June 30,		Change
(In thousands)	2011	2010	$	%
Revenue
Management services	$57,913	$70,110	$(12,197)	(17.4)%
Transaction services	72,814	54,684	18,130	33.2
Investment management	7,228	2,265	4,963	219.1

Total revenue	137,955	127,059	10,896	8.6

Operating Expense
Compensation costs	121,215	119,495	1,720	1.4
General and administrative	18,333	15,515	2,818	18.2
Provision for doubtful accounts	2,569	673	1,896	281.7
Depreciation and amortization	1,980	1,709	271	15.9
Interest	915	458	457	99.8

Total operating expense	145,012	137,850	7,162	5.2

Operating Loss	(7,057)	(10,791)	3,734	34.6

Other Income (Expense)
Equity in losses of unconsolidated entities	235	(190)	425	223.7
Interest income	28	85	(57)	(67.1)

Total other income (expense)	263	(105)	368	350.5

Loss from continuing operations before income tax benefit (provision)	(6,794)	(10,896)	4,102	37.6
Income tax benefit (provision)	23	(80)	103	128.8

Loss from continuing operations	(6,771)	(10,976)	4,205	38.3

Discontinued operations
Loss from discontinued operations — net of taxes	(7,946)	(8,219)	273	3.3

Total loss from discontinued operations	(7,946)	(8,219)	273	3.3

Net loss	(14,717)	(19,195)	4,478	23.3
Net loss attributable to noncontrolling interests	(384)	(1,736)	1,352	77.9

Net loss attributable to Grubb & Ellis Company	(14,333)	(17,459)	3,126	17.9
Preferred stock dividends	(2,897)	(2,897)	—	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(17,230)	$(20,356)	$3,126	15.4%

Revenue
Management Services Revenue
Management Services revenue decreased $12.2 million, or 17.4%, to $57.9 million for the three months ended June 30, 2011, compared to $70.1 million for the same period in 2010 due primarily to reimbursable or pass through revenue of $11.2 million. As of June 30, 2011, we managed approximately 231.1 million square feet of commercial real estate and multi-family property, including 3.8 million square feet of our Daymark portfolio compared to 240.1 million square feet of property as of June 30, 2010 (which included 22.2 million square feet of our Daymark portfolio). Beginning in April 2011, Grubb & Ellis Management Services (“GEMS”) transferred management of approximately 14.6 million square feet of Daymark’s portfolio to Daymark. In addition, GEMS began servicing an approximately 10.0 million square foot facilities management contract during the first quarter of 2011.
Transaction Services Revenue
Transaction Services revenue increased $18.1 million, or 33.2%, to $72.8 million for the three months ended June 30, 2011, compared to $54.7 million for the same period in 2010 due to increased sales transaction volume and values as a result of increased broker productivity and the recovering real estate market. Leasing activity represented approximately 59% of the total sales and leasing revenue of $56.9 million in 2011, while sales accounted for 41% of total sales and leasing revenue. In 2010, the revenue breakdown was 72% leasing, and 28% sales of total sales and leasing revenue of $47.7 million. As of June 30, 2011, we had 943 brokers in owned offices, down from 1,006 as of December 31, 2010. Other revenue was $15.9 million and $7.0 million for the three months ended June 30, 2011 and 2010, respectively, and includes $4.8 million of revenue for the three months ended June 30, 2011 related to our appraisal and valuation business compared to $0.9 million of revenue in the prior year period. Appraisal and valuation revenue increased approximately 78% sequentially from the first quarter of 2011 of $2.7 million as a result of the launch of our new Landauer appraisal business late in the third quarter of 2010.
Investment Management Revenue
Investment Management revenue increased $5.0 million, or 219.2%, to $7.2 million for the three months ended June 30, 2011, compared to $2.3 million for the same period in 2010. Investment Management revenue reflects revenue generated through the fee structure of our non-traded REIT program, Healthcare REIT II, and for the three months ended June 30, 2011, includes acquisition fees of $5.0 million, broker dealer revenue of $1.4 million and management fees of $0.8 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are consummated and the amount of assets under management.

Acquisition fees increased $3.7 million, or 284.6%, to $5.0 million for the three months ended June 30, 2011, compared to $1.3 million for the same period in 2010 due to more acquisitions in the second quarter of 2011. We sourced $180.7 million in acquisitions for Healthcare REIT II in the second quarter of 2011 compared to $46.8 million in the second quarter of 2010.
Management fees increased $0.7 million, or 700.0%, to $0.8 million for the three months ended June 30, 2011, compared to $0.1 million for the same period in 2010, which primarily reflects the increase in Healthcare REIT II assets under management. As of June 30, 2011, we had approximately $411.5 million of assets under management compared to $60.2 million of assets under management as of June 30, 2010.
Broker dealer revenue increased $0.6 million, or 75.0%, to $1.4 million for the three months ended June 30, 2011, compared to $0.8 million for the same period in 2010 as a result of an increase in equity raised during the three months ended June 30, 2011. In total, $80.4 million in equity was raised for Healthcare REIT II for the three months ended June 30, 2011, compared with $30.8 million in the same period in 2010.
Operating Expense Overview
Operating expenses increased $7.2 million, or 5.2%, to $145.0 million for the three months ended June 30, 2011, compared to $137.9 million for the same period in 2010. This increase primarily reflects an increase in variable compensation costs of $1.7 million, an increase in general and administrative expenses of $2.8 million and an increase in provision for doubtful accounts of $1.9 million.
Compensation Costs
Compensation costs increased approximately $1.7 million, or 1.4%, to $121.2 million for the three months ended June 30, 2011, compared to approximately $119.5 million for the same period in 2010 due to increases in transaction commissions and related costs paid to our brokerage professionals of $12.0 million offset by decreases in reimbursable salaries, wages and benefits of $10.7 million. Other compensation costs increased by $2.5 million as a result of $3.9 million in costs incurred to support growth initiatives of which $2.9 million related to the appraisal business and the remainder related to new offices and product lines primarily in the brokerage business partially offset by decreases as a result of management’s cost saving efforts. In addition, share-based compensation decreased $2.1 million as a result of fully vested restricted stock and phantom stock awards. The following table summarizes compensation costs by segment for the periods indicated. We expect transaction commissions and related costs as a percentage of revenue in the Transaction Services segment to be approximately 5% higher than historical levels as a result of retention programs which have been put in place through the close of a strategic transaction.

	Three Months Ended
	June 30,		Change
	2011	2010	$	%
MANAGEMENT SERVICES
Compensation costs	$10,192	$9,756	$436	4.5%
Transaction commissions and related costs	2,846	4,212	(1,366)	(32.4)
Reimbursable salaries, wages and benefits	38,289	49,021	(10,732)	(21.9)

Total	51,327	62,989	(11,662)	(18.5)
TRANSACTION SERVICES
Compensation costs	15,024	11,210	3,814	34.0
Transaction commissions and related costs	48,715	35,399	13,316	37.6

Total	63,739	46,609	17,130	36.8
INVESTMENT MANAGEMENT
Compensation costs	2,030	2,514	(484)	(19.3)
Transaction commissions and related costs	892	867	25	2.9

Total	2,922	3,381	(459)	(13.6)
Compensation costs related to corporate overhead	2,402	3,619	(1,217)	(33.6)
Severance costs	139	119	20	16.8
Share-based compensation	686	2,778	(2,092)	(75.3)

Total compensation costs	$121,215	$119,495	$1,720	1.4%

General and Administrative
General and administrative expense increased approximately $2.8 million, or 18.2%, to $18.3 million for the three months ended June 30, 2011, compared to $15.5 million for the same period in 2010 due to an increase of $0.6 million related to legal and consulting fees, an increase of $1.0 million in insurance expense and $1.4 million in increases related to our growth initiatives.

General and administrative expense was 13.3% of total revenue for the three months ended June 30, 2011, compared with 12.2% for the same period in 2010.
Provision for Doubtful Accounts
Provision for doubtful accounts increased approximately $1.9 million, or 281.7%, to $2.6 million for the three months ended June 30, 2011, compared to $0.7 million for the same period in 2010 primarily due to an increase in the provision for reserves on advances made to brokers and Transaction Services and Management Services aged receivables.
Depreciation and Amortization
Depreciation and amortization expense increased approximately $0.3 million, or 15.9%, to $2.0 million for the three months ended June 30, 2011, compared to approximately $1.7 million for the same period in 2010. Included in depreciation and amortization expense for the three months ended June 30, 2011 and 2010 was $1.0 million and $0.8 million, respectively, for amortization of identified intangible assets.
Interest Expense
Interest expense increased approximately $0.4 million, or 99.8%, to $0.9 million for the three months ended June 30, 2011, compared to $0.5 million for the same period in 2010. The increase in interest expense is primarily related to our Convertible Notes issued in May 2010 and the $18.0 million borrowing on our credit facility in the second quarter of 2011 offset by a $0.4 million fair market value adjustment related to our warrant derivative liability.
Other Income (Expense)
Other income for the three months ended June 30, 2011 includes $0.2 million in equity in earnings related to our investment in a joint venture that we separated from in the second quarter of 2011 and $28,000 of interest income. Other expense for the three months ended June 30, 2010 includes $0.2 million in equity in losses related to our investment in a joint venture and $85,000 of interest income. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated joint venture.
Discontinued Operations
On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of Alesco. Closing of the transaction is subject to customary approvals and is expected to occur in the third quarter of 2011. On August 10, 2011, we completed the sale of Daymark.
In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, (“Property, Plant, and Equipment Topic”), discontinued operations for the three months ended June 30, 2011 and 2010 includes the net loss of our Daymark and Alesco subsidiary operations. For the three months ended June 30, 2011 and 2010, loss from discontinued operations was $7.9 million and $8.2 million, respectively.
Income Tax
We recognized a tax benefit from continuing operations of $23,000 for the three months ended June 30, 2011, compared to a tax expense of ($80,000) for the same period in 2010. In 2011 and 2010, the reported effective income tax rates were 0.34% and (0.74%), respectively. The 2011 and 2010 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 17 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests decreased by $1.4 million, or 77.9%, to $0.4 million during the three months ended June 30, 2011, compared to net loss attributable to noncontrolling interests of $1.7 million for the same period in 2010. The decrease is primarily related to a decrease in provision for doubtful accounts and real estate related impairments recorded at two of Daymark’s consolidated VIEs.

Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, we recognized a net loss of $14.3 million for the three months ended June 30, 2011, compared to a net loss of $17.5 million for the same period in 2010.
Net Loss Attributable to Grubb & Ellis Company Common Shareowners
We accrued $2.9 million in preferred stock dividends during the three months ended June 30, 2011 resulting in a net loss attributable to our common shareowners of $17.2 million, or $0.26 per diluted share, compared to a net loss attributable to our common shareowners of $20.4 million, or $0.31 per diluted share, for the same period in 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
The following summarizes comparative results of operations for the periods indicated.

	Six Months Ended
	June 30,		Change
(In thousands)	2011	2010	$	%
Revenue
Management services	$116,958	$142,558	$(25,600)	(18.0)%
Transaction services	123,266	96,917	26,349	27.2
Investment management	9,989	3,893	6,096	156.6

Total revenue	250,213	243,368	6,845	2.8

Operating Expense
Compensation costs	230,641	237,736	(7,095)	(3.0)
General and administrative	36,480	31,741	4,739	14.9
Provision for doubtful accounts	3,807	1,802	2,005	111.3
Depreciation and amortization	4,062	3,314	748	22.6
Interest	1,688	504	1,184	234.9

Total operating expense	276,678	275,097	1,581	0.6

Operating Loss	(26,465)	(31,729)	5,264	16.6

Other Income (Expense)
Equity in losses of unconsolidated entities	71	(383)	454	118.5
Interest income	66	110	(44)	(40.0)

Total other income (expense)	137	(273)	410	150.2

Loss from continuing operations before income tax benefit (provision)	(26,328)	(32,002)	5,674	17.7
Income tax benefit (provision)	23	(218)	241	110.6

Loss from continuing operations	(26,305)	(32,220)	5,915	18.4

Discontinued operations
Loss from discontinued operations — net of taxes	(7,096)	(11,027)	3,931	35.6

Total loss from discontinued operations	(7,096)	(11,027)	3,931	35.6

Net loss	(33,401)	(43,247)	9,846	22.8
Net loss attributable to noncontrolling interests	(779)	(2,007)	1,228	61.2

Net loss attributable to Grubb & Ellis Company	(32,622)	(41,240)	8,618	20.9
Preferred stock dividends	(5,794)	(5,794)	—	—

Net loss attributable to Grubb & Ellis Company common shareowners	$(38,416)	$(47,034)	$8,618	18.3%

Revenue
Management Services Revenue
Management Services revenue decreased $25.6 million, or 18.0%, to $117.0 million for the six months ended June 30, 2011, compared to $142.6 million for the same period in 2010 due primarily to reimbursable or pass through revenue of $21.9 million. As of June 30, 2011, we managed approximately 231.1 million square feet of commercial real estate and multi-family property, including 3.8 million square feet of our Daymark portfolio compared to 240.1 million square feet of property as of June 30, 2010 (which included 22.2 million square feet of our Daymark portfolio). Beginning in April 2011, Grubb & Ellis Management Services (“GEMS”) transferred management of approximately 14.6 million square feet of Daymark’s portfolio to Daymark. In addition, GEMS began servicing an approximately 10.0 million square foot facilities management contract during the first quarter of 2011.

Transaction Services Revenue
Transaction Services revenue increased $26.3 million, or 27.2%, to $123.3 million for the six months ended June 30, 2011, compared to $96.9 million for the same period in 2010 due to increased sales and leasing transaction volume and values as a result of increased broker productivity and the recovering real estate market. Leasing activity represented approximately 62% of the total sales and leasing revenue of $97.2 million in 2011, while sales accounted for 38% of total sales and leasing revenue. In 2010, the revenue breakdown was 73% leasing, and 27% sales of total sales and leasing revenue of $80.5 million. As of June 30, 2011, we had 943 brokers in owned offices, down from 1,006 as of December 31, 2010. Other revenue was $26.1 million and $16.4 million for the six months ended June 30, 2011 and 2010, respectively, and includes $7.4 million of revenue for the six months ended June 30, 2011 related to our appraisal and valuation business compared to $1.8 million of revenue in the prior year period. Appraisal and valuation revenue increased approximately 200% sequentially from the second half of 2010 of $2.5 million as a result of the launch of our new Landauer appraisal business late in the third quarter of 2010.
Investment Management Revenue
Investment Management revenue increased $6.1 million, or 156.6%, to $10.0 million for the six months ended June 30, 2011, compared to $3.9 million for the same period in 2010. Investment Management revenue reflects revenue generated through the fee structure of our non-traded REIT programs and for the six months ended June 30, 2011, includes acquisition fees of $6.0 million, broker dealer revenue of $2.5 million and management fees of $1.3 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are consummated and the amount of assets under management.
Acquisition fees increased $3.8 million, or 172.7%, to $6.0 million for the six months ended June 30, 2011, compared to $2.2 million for the same period in 2010 due to more acquisitions in the first quarter of 2011. We sourced $218.0 million in acquisitions for Healthcare REIT II in 2011 compared to $60.2 million in 2010.
Management fees increased $1.2 million, or 1,200.0%, to $1.3 million for the six months ended June 30, 2011, compared to $0.1 million for the same period in 2010, which primarily reflects the increase in Healthcare REIT II assets under management. As of June 30, 2011, we had approximately $411.5 million of assets under management compared to $60.2 million of assets under management as of June 30, 2010.
Broker dealer revenue increased $1.0 million, or 66.7%, to $2.5 million for the six months ended June 30, 2011, compared to $1.5 for the same period in 2010 as a result of an increase in equity raised during the six months ended June 30, 2011. In total, $140.2 million in equity was raised for Healthcare REIT II for the six months ended June 30, 2011, compared with $55.5 million in the same period in 2010.
Operating Expense Overview
Operating expenses increased $1.6 million, or 0.6%, to $276.7 million for the six months ended June 30, 2011, compared to $275.1 million for the same period in 2010. This increase primarily reflects an increase in general and administrative expenses of $4.7 million, an increase in the provision for doubtful accounts of $2.0 million, an increase in depreciation and amortization of $0.7 million and an increase in interest expense of $1.2 million offset by a decrease in variable compensation costs of $7.1 million.

Compensation Costs
Compensation costs decreased approximately $7.1 million, or 3.0%, to $230.6 million for the six months ended June 30, 2011, compared to approximately $237.7 million for the same period in 2010 due to decreases in reimbursable salaries, wages and benefits of $21.5 million offset by increases in transaction commissions and related costs paid to our brokerage professionals of $16.2 million as a result of increased sales and leasing activity. Other compensation costs increased by a net $3.4 million as a result of approximately $7.4 million in costs incurred to support growth initiatives of which $5.5 million related to the appraisal business and the remainder related to new offices and product lines primarily in the brokerage business, partially offset by management’s cost saving efforts. In addition, share-based compensation decreased $3.4 million as a result of fully vested restricted stock and phantom stock awards and severance costs decreased $1.8 million. The following table summarizes compensation costs by segment for the periods indicated. We expect transaction commissions and related costs as a percentage of revenue in the Transaction Services segment to be approximately 5% higher than historical levels as a result of retention programs which have been put in place through the close of a strategic transaction.

	Six Months Ended
	June 30,		Change
	2011	$	$	%
MANAGEMENT SERVICES
Compensation costs	$18,872	$19,310	$(438)	(2.3)%
Transaction commissions and related costs	6,624	10,395	(3,771)	(36.3)
Reimbursable salaries, wages and benefits	77,843	99,379	(21,536)	(21.7)

Total	103,339	129,084	(25,745)	(19.9)
TRANSACTION SERVICES
Compensation costs	30,492	22,175	8,317	37.5
Transaction commissions and related costs	81,953	62,398	19,555	31.3

Total	112,445	84,573	27,872	33.0
INVESTMENT MANAGEMENT
Compensation costs	4,164	5,130	(966)	(18.8)
Transaction commissions and related costs	1,755	1,351	404	29.9

Total	5,919	6,481	(562)	(8.7)
Compensation costs related to corporate overhead	5,604	9,032	(3,428)	(38.0)
Severance costs	956	2,769	(1,813)	(65.5)
Share-based compensation	2,378	5,797	(3,419)	(59.0)

Total compensation costs	$230,641	$237,736	$(7,095)	(3.0)%

General and Administrative
General and administrative expense increased approximately $4.7 million, or 14.9%, to $36.5 million for the six months ended June 30, 2011, compared to $31.7 million for the same period in 2010 due to an increase of $0.8 million in legal and consulting fees, an increase of $0.8 million in insurance expense and $2.8 million in increases related to our growth initiatives.
General and administrative expense was 14.6% of total revenue for the six months ended June 30, 2011, compared with 13.0% for the same period in 2010.
Provision for Doubtful Accounts
Provision for doubtful accounts increased approximately $2.0 million, or 111.3%, to $3.8 million for the six months ended June 30, 2011, compared to $1.8 million for the same period in 2010 primarily due to an increase in the provision for reserves on advances made to brokers and Transaction Services and Management Services aged receivables.
Depreciation and Amortization
Depreciation and amortization expense increased approximately $0.8 million, or 22.6%, to $4.1 million for the six months ended June 30, 2011, compared to approximately $3.3 million for the same period in 2010. Included in depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $2.0 million and $1.6 million, respectively, for amortization of identified intangible assets.
Interest Expense
Interest expense increased approximately $1.2 million, or 234.9%, to $1.7 million for the six months ended June 30, 2011, compared to $0.5 million for the same period in 2010. The increase in interest expense is primarily related to our Convertible Notes issued in May 2010 and the $18.0 million borrowing on our credit facility in the second quarter of 2011 offset by a $0.4 million fair market value adjustment related to our warrant derivative liability.

Other Income (Expense)
Other income for the six months ended June 30, 2011 includes $71,000 in equity in earnings related to our investment in a joint venture that we separated from in the second quarter of 2011 and $66,000 of interest income. Other expense for the six months ended June 30, 2010 includes $0.4 million in equity in losses related to our investment in a joint venture and $0.1 million of interest income. Equity in earnings (losses) are recorded based on the pro rata ownership interest in the underlying unconsolidated joint venture.
Discontinued Operations
On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of Alesco. Closing of the transaction is subject to customary approvals and is expected to occur in the third quarter of 2011. On August 10, 2011, we completed the sale of Daymark.
In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, (“Property, Plant, and Equipment Topic”), discontinued operations for the six months ended June 30, 2011 and 2010 includes the net loss of our Daymark and Alesco subsidiary operations. For the six months ended June 30, 2011 and 2010, loss from discontinued operations was $7.1 million and $11.0 million, respectively.
Income Tax
We recognized a tax benefit from continuing operations of $23,000 for the six months ended June 30, 2011, compared to a tax expense of ($0.2) million for the same period in 2010. In 2011 and 2010, the reported effective income tax rates were 0.09% and (0.68%), respectively. The 2011 and 2010 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to impairments of various real estate holdings, net operating losses and share-based compensation. (See Note 17 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests decreased by $1.2 million, or 61.2%, to $0.8 million during the six months ended June 30, 2011, compared to net loss attributable to noncontrolling interests of $2.0 million for the same period in 2010. The decrease is primarily related to a decrease in provision for doubtful accounts and real estate related impairments recorded at two of Daymark’s consolidated VIEs.
Net Loss Attributable to Grubb & Ellis Company
As a result of the above items, we recognized a net loss of $33.4 million for the six months ended June 30, 2011, compared to a net loss of $43.2 million for the same period in 2010.
Net Loss Attributable to Grubb & Ellis Company Common Shareowners
We accrued $5.8 million in preferred stock dividends during the six months ended June 30, 2011 resulting in a net loss attributable to our common shareowners of $38.4 million, or $0.58 per diluted share, compared to a net loss attributable to our common shareowners of $47.0 million, or $0.73 per diluted share, for the same period in 2010.
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

EBITDA and Adjusted EBITDA are not a substitute for GAAP net income or cash flow and do not provide a measure of our ability to fund future cash requirements. Other companies may calculate EBITDA and Adjusted EBITDA differently than we have and, therefore, EBITDA and Adjusted EBITDA have material limitations as a comparative performance measure. The following tables reconcile EBITDA and Adjusted EBITDA with the net loss attributable to Grubb & Ellis Company for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2011	2010	2011	2010
Net loss	$(14,717)	$(19,195)	$(33,401)	$(43,247)
Discontinued operations	7,946	8,219	7,096	11,027

Net loss from continuing operations	(6,771)	(10,976)	(26,305)	(32,220)
Interest expense	915	458	1,688	504
Interest income	(28)	(85)	(66)	(110)
Depreciation and amortization	1,980	1,709	4,062	3,314
Taxes	(23)	80	(23)	218

EBITDA from continuing operations	(3,927)	(8,814)	(20,644)	(28,294)
Charges related to sponsored programs	1,018	609	1,924	853
Share-based compensation	686	2,778	2,378	5,797
Amortization of signing bonuses	1,399	1,742	3,053	3,549
Severance and other charges	139	119	956	2,769

Adjusted EBITDA from continuing operations	$(685)	$(3,566)	$(12,333)	$(15,326)

Liquidity and Capital Resources
Our accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.
On March 21, 2011, the Company announced that it had engaged an external advisor to explore strategic alternatives, including the potential sale or merger of the Company. During this period, the board of directors also determined, as permitted, not to declare the March 31, 2011 or June 30, 2011 quarterly dividends to holders of its 12% Cumulative Participating Perpetual Convertible Preferred Stock.
On April 15, 2011, we entered into an $18.0 million credit facility with ColFin GNE Loan Funding, LLC, an affiliate of Colony Capital LLC (“Colony”), as further described in Commitments, Contingencies and Other Contractual Obligations below. The Colony credit facility, which addressed the Company’s liquidity needs resulting from operating losses relating to the seasonal nature of the real estate services businesses, investments made in growth initiatives and increased legal expenses related to its Daymark subsidiary, matures on March 1, 2012.
On August 10, 2011 we completed the sale of our Daymark subsidiary. Due in part to operating losses prior to the sale of Daymark and expenses incurred to complete the sale, we may seek additional financing prior to the completion of our review of strategic alternatives. It is anticipated that any strategic alternative would include provisions to retire or refinance the Colony credit facility at or prior to maturity. If the Company is unable to retire or refinance the Colony credit facility prior to maturity, it could create substantial doubt about the Company’s ability to continue as a going concern for the twelve month period following the date of these financial statements. We believe that upon completion of our strategic alternative process we will have sufficient liquidity to operate in the normal course over the next twelve month period.
Current Sources of Capital and Liquidity
We expect to meet our short-term liquidity needs, which may include losses from operations, repayment of our credit facility, principal repayments of mortgage debt in connection with recourse guarantee obligations, potential litigation losses, payment of fixed charges, investments in various real estate investor programs and capital expenditures, through cash on hand, cash flow from operations, our credit facility and proceeds from the potential issuance of equity securities, debt offerings and the potential sale of other assets.
In February 2011, we sold the note receivable we held from Apartment REIT to a third party for $6.1 million in net proceeds. In addition, we expect to receive approximately $4 million upon the completion of the sale of Alesco during the quarter ended September 30, 2011, from a combination of proceeds from the sale and liquidation of our marketable securities.
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
Preferred Stock
The Board of Directors determined, as permitted, not to declare a dividend on our 12% Preferred Stock, for the quarters ending March 31, 2011 and June 30, 2011. Since we have missed two consecutive quarterly dividend payments, the dividend rate will automatically be increased by 0.50% of the initial liquidation preference per share per quarter (up to a maximum amount of increase of 2% of the initial liquidation preference per share) until cumulative dividends have been paid in full. In addition, subject to certain limitations, in the event the dividends on the Preferred Stock are in arrears for six or more quarters, whether or not consecutive, holders representing a majority of the shares of Preferred Stock voting together as a class with holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable will be entitled to nominate and vote for the election of two additional directors to serve on the board of directors until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred or are exercisable have been paid or declared and a sum sufficient for payment has been set aside therefore. Since the terms of the Preferred Stock provide for cumulative dividends, we have accrued the unpaid first and second quarter 2011 dividend payments of $3.00 per share per quarter on our Preferred Stock, which is included in Preferred Stock on our consolidated balance sheet as of June 30, 2011. As of June 30, 2011, the amount of accrued and unpaid dividends totaled $5.8 million.

Cash Flow
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net cash used in operating activities was $34.9 million for the six months ended June 30, 2011, compared to net cash used in operating activities of $20.0 million for the same period in 2010. Net cash used in operating activities included a decrease in net loss of $9.8 million adjusted for decreases in non-cash reconciling items totaling $14.3 million, resulting in a net decrease of $4.4 million. In addition, there was an increase in cash used in operating activities of $10.8 million due to negative working capital consisting of accounts payable and accrued expenses, accounts receivable from related parties, prepaid expenses and other assets and other liabilities.
Net cash provided by investing activities was $4.3 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, net cash provided by investing activities related primarily to the proceeds from the sale of the Apartment REIT note receivable of $6.1 million offset by purchases of property and equipment of $3.0 million. For the six months ended June 30, 2010, net cash provided by investing activities related primarily to proceeds from the repayment of notes and advances to related parties of $4.2 million offset by purchases of marketable securities, net of $1.0 million and purchases of property and equipment of $1.3 million.
Net cash provided by financing activities was $14.5 million and $20.2 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, net cash provided by financing activities related primarily advances on the credit facility of $18.0 million offset by financing costs of $0.9 million, repayment of notes payable and capital lease obligations of $0.6 million and distributions to noncontrolling interests of $1.0 million. For the six months ended June 30, 2010, net cash provided by financing activities related primarily the net cash proceeds of $29.9 million from the issuance of convertible notes offset by the payment of preferred dividends of $5.8 million and distributions to noncontrolling interests of $3.2 million..
Commitments, Contingencies and Other Contractual Obligations
Contractual Obligations — We lease office space throughout the United States through non-cancelable operating leases, which expire at various dates through June 30, 2020.
Colony Credit Facility — On April 15, 2011, we entered into a credit agreement (the “Credit Agreement”), by and among us, GEMS and Colony, for an $18.0 million secured credit facility (the “Credit Facility”). The terms of the Credit Facility included a payment to Colony of (i) a closing fee equal to 1.00% of the Credit Facility amount and (ii) warrants (the “Warrants”) exercisable to purchase 6,712,000 shares of our common stock, valued at $0.7 million. The Credit Facility was fully drawn upon as of May 16, 2011.
The Credit Facility matures on March 1, 2012 and has an initial interest rate of 11.00% per annum, increasing by an additional 0.50% at the end of each three-month period subsequent to the closing date of the Credit Facility for so long as any loans are outstanding. In lieu of making a cash interest payment, we have the option to accrue any due and payable interest under the Credit Facility and issue additional warrants (the “Additional Warrants”) based on a formula calculation. The loan is not subject to any required principal amortization payments during the term. As of June 30, 2011, we have issued 62,120 Additional Warrants.
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
The Credit Agreement also contains various customary covenants that, in certain instances, restrict the ability of us and our subsidiaries to: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions with respect to, or repurchase, its outstanding capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business. In addition, the Credit Agreement requires (i) GEMS and its subsidiaries to maintain, as on the last day of each fiscal quarter, a minimum net worth as defined in the agreement of $20.0 million and (ii) the outstanding loan to remain in compliance with the defined borrowing base at the end of each fiscal month (subject to periods to cure).

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
On July 22, 2011, each of us and our wholly-owned subsidiary, GEMS, entered into an amendment and consent agreement (the “Credit Facility Amendment”) with respect to our Credit Facility, an amendment to the commitment letter for the Credit Facility, between Colony and the Company (the “Credit Facility Commitment Letter Amendment”) and amendments to the outstanding common stock purchase warrants issued to Colony pursuant to the terms of the Credit Agreement (the “Warrant Agreement Amendments”, and together with the Credit Facility Amendment and the Commitment Letter Amendment, collectively, the “Amendment Documents”).
Pursuant to the Amendment Documents, among other things, Colony expressly acknowledged and consented to our currently anticipated sale of Daymark, and each of its wholly-owned (direct and indirect) subsidiaries and the restructuring of the outstanding intercompany debt obligations owing by us to Daymark. The Amendment Documents also clarified the definition of net worth to include any loans included in such net worth calculation. The Amendment Documents also permanently eliminated Colony’s right of first offer to provide us with debt financing prior to it consummating or endeavoring to consummate any similar financing with a third-party. Additionally, the Amendment Documents amended the price at which any common stock purchase warrants issuable to Colony in lieu of cash interest from time to time payable under the Credit Agreement and the common stock purchase warrants previously issued to Colony pursuant to the Credit Agreement, become exercisable from $1.10 per share to $0.71 per share. In addition, if in connection with any financing arrangement, we issue any options, or other equity linked securities to purchase our common stock, with an exercise condition that is based on a share price that is lower than $0.71 per share (“Trigger Price”), then the Trigger Price shall be adjusted downward (but not upward) to such lower price without any further action on the part of any party.
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
TIC Program Exchange Provision — Prior to the merger, Triple Net Properties, LLC (now known as GERI), a subsidiary of Daymark, entered into agreements providing certain investors the right to exchange their investments in certain TIC programs for investments in a different TIC program or in substitute replacement properties. The agreements containing such rights of exchange and repurchase rights pertain to initial investments in TIC programs totaling $31.6 million. In the fourth quarter of 2010, GERI was released from certain obligations relating to $6.2 million in initial investments. In addition, we were released from certain obligations totaling $2.0 million as a result of the sale of the TIC program’s property during the year ended December 31, 2010. In July 2009, we received notice on behalf of certain investors stating their intent to exercise rights under one of those agreements with respect to an initial investment totaling $4.5 million. Subsequently, in February 2011, an action was filed in the Superior Court of Orange County, California on behalf of those same investors against GERI alleging breach of contract and breach of the implied covenant of good faith and fair dealing, and seeking damages of $26.5 million with respect to initial cash investments totaling $22.3 million, which is inclusive of the $4.5 million for which we received the notice in July 2009. While the outcome of that action is uncertain, GERI will vigorously defend those claims. See TIC Program Exchange Litigation disclosure under Claims and Lawsuits below for further information.

We deferred revenues relating to these agreements of $0 and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. We deferred revenues relating to these agreements of $0 and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, pursuant to ASC Topic 970, Real Estate — General, (“Real Estate — General Topic”), we reduced an obligation by $9.0 million related to the re-measurement of our maximum exposure to loss related to certain obligations at the time the February 2011 action was filed. No additional potential losses related to these agreements were incurred during the three months ended June 30, 2011 and 2010, respectively, and additional potential losses of $0 and $0.2 million related to these agreements were incurred during the six months ended June 30, 2011 and 2010, respectively, to record a liability underlying the agreements with investors. As of June 30, 2011, we had recorded liabilities totaling $10.9 million related to such agreements, which is included in other current liabilities, consisting of $3.6 million of cumulative deferred revenues and $7.3 million of additional potential losses related to these agreements as a result of estimated declines in the value of the properties. In addition, we are joint and severally liable on the non-recourse mortgage debt related to these TIC programs with exchange provisions totaling $276.1 million and $276.1 million as of June 30, 2011 and December 31, 2010, respectively. This mortgage debt is not consolidated as the LLCs account for the interests in our TIC investments under the equity method and the non-recourse mortgage debt does not meet the criteria under the Transfers and Servicing Topic for recognizing the share of the debt assumed by the other TIC interest holders for consolidation. We consider the third-party TIC holders’ ability and intent to repay their share of the joint and several liability in evaluating the recoverability of our investment in the TIC program.
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
Met Center 10 — One such matter relates to a TIC property known as Met Center 10, located in Austin, Texas. The Company and its subsidiaries have been involved in multiple legal proceedings relating to Met Center 10, including three actions pending in state court in Austin, Texas and an arbitration proceeding being conducted in California. The arbitration proceeding involves Grubb & Ellis Realty Investors, LLC (“GERI”), a subsidiary of Daymark, and is pending before the American Arbitration Association in Orange County, California captioned NNN Met Center 10 1, LLC, et al. v. Grubb & Ellis Realty Investors, LLC, No. 73 115 Y 00140 HLT (the “Met 10 Arbitration”). A state court action involving GERI is pending in the District Court of Travis County, Texas captioned NNN Met Center 10, LLC v. Met Center Partners-6, Ltd., et al., No. D-1-GN-08-002104 (the “Met 10 Main Action”). Two additional state court actions involving the Company, GERI, and Grubb & Ellis Management Services, Inc. are pending in the District Court for Travis County, Texas captioned NNN Met Center 10-1, LLC v. Lexington Insurance Company, et al., No. D-1-GN-10-004495 and NNN Met Center 10, LLC v. Lexington Insurance Company, et al., No. D-1-GN-11-000848 (together, the “Met 10 Lexington Actions”).
In the Met 10 Arbitration, TIC investors asserted, among other things, that GERI should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Met 10 Arbitration was bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. In Phase 2 of the arbitration, the TICs asserted claims for damages against GERI arising from alleged breaches of the management agreement and other alleged wrongful acts in connection with the management of the Met Center 10 property and other alleged breaches of duty.
Before the beginning of the Phase 2 hearing, the TICs, GERI, and Lexington Insurance Company reached a settlement, which has been documented and executed by the parties, and which is awaiting court approval. The settlement is for $0.l million, net of insurance recoveries. Among other things, under the terms of the settlement, GERI must pay $0.1 million to the TICs shortly after the settlement is approved by the court, and may be obligated to subsequently pay up to approximately $0.6 million in addition to the initial $0.1 million payment, depending upon the resolution of claims relating to Met Center 10 against parties other than GERI and its affiliates. The TICs are releasing all claims relating to Met Center 10 against, among others, GERI and its affiliates.

In the Met 10 Texas Action, GERI and NNN Met Center 10, LLC were pursuing claims against the developers and sellers of the property (the “Sellers”), the due diligence firm retained by GERI in connection with the purchase of the Met Center 10 property, and the engineering, construction, and design professionals who performed work relating to the Met Center 10 property (together with the due diligence firm, the “Professionals”) to recover damages arising from, among other things, ground movement. The Sellers and the Professionals were asserting counterclaims against GERI and NNN Met Center 10, LLC. GERI and NNN Met Center 10, LLC, on the one hand, and the Sellers, on the other, have reached a settlement resolving all claims between them, which has been documented and executed by the parties. Under that settlement, GERI, its affiliates, and NNN Met Center 10, LLC are being released from all claims by the Sellers relating to Met Center 10. Neither GERI nor its affiliates (or NNN Met Center 10, LLC) are required to make any payments pursuant to the settlement with the Sellers. In addition, GERI and NNN Met Center 10, LLC, on the one hand, and the Professionals, on the other hand, have reached a tentative settlement resolving all claims between them, which is in the process of being documented and approved. Under that settlement, GERI, its affiliates, and NNN Met Center 10, LLC are being released from all claims by the Professionals relating to Met Center 10. Neither GERI nor its affiliates (or NNN Met Center 10, LLC) are required to make any payments pursuant to the tentative settlement with the Professionals.
In the Met 10 Lexington Actions, the TIC investors were asserting claims against former officers and employees of the Company and other defendants in connection with the negotiation and documentation of an insurance settlement relating to the Met Center 10 property, and an alleged misallocation and/or misappropriation of the proceeds of that settlement. In addition, Lexington Insurance Company asserted claims against NNN Met Center 10, LLC, the Company, GERI, and GEMS arising of the insurance settlement. Pursuant to the settlement of the Met 10 Arbitration described above, the TICs are releasing and dismissing certain claims against the former officers and employees of the Company, including claims that were being asserted in the Met 10 Lexington Actions, and Lexington is releasing and dismissing its claims against the Company, GERI, GEMS, and NNN Met Center 10, LLC, including the claims Lexington was asserting in the Met 10 Lexington Actions.
TIC Program Exchange Litigation — GERI and Grubb & Ellis Company are defendants in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al, Case No. 00449598. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in TIC investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. By way of a first amended complaint, the plaintiffs are alleging that GERI is merely an inadequately capitalized instrumentality of Grubb & Ellis Company and that Grubb & Ellis Company should be held liable for acts and omissions of GERI. The plaintiffs are seeking damages totaling $26.5 million, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Britannia II Office Park — Various Daymark subsidiaries are defendants in an action filed on or about July 22, 2010 in Superior Court of Alameda County, California captioned NNN Britannia Business Center II — 17, LLC, et al. v. Grubb & Ellis Company, et al., Case No. RG10-527282. Plaintiffs invested more than $14 million for TIC interests in a commercial real estate project in Pleasanton, California, known as Britannia Business Center II, which ultimately was foreclosed upon. Plaintiffs claim that they were induced to invest with misrepresentations concerning the financial projections and risks for the project, and allege various mismanagement claims. Plaintiffs’ current claim is for breach of the implied covenant of good faith and fair dealing. Plaintiffs seek compensatory and exemplary damages in an unspecified amount, along with costs and attorneys’ fees. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Durham Office Park — We and various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al., Case No. 10 CVS 4392. Plaintiffs invested more than $11 million for TIC interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.

We are involved in various claims and lawsuits arising out of the ordinary conduct of our business, many of which may not be covered by our insurance policies. In the opinion of management, in the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations. At this time it is not possible to estimate a range of possible loss for these matters.
Guarantees — Historically our Daymark subsidiary provided non-recourse carve-out guarantees or indemnities with respect to loans for properties owned or under the management of Daymark. As of June 30, 2011 there were 126 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.0 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.1 billion. As of December 31, 2010, there were 133 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.3 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments as further described in Note 4.
Our guarantees consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In thousands)	2011	2010
Daymark non-recourse/carve-out guarantees of debt of properties under management(1)	$2,782,390	$2,944,311
Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under management(1)	$78,217	$78,363
Daymark and Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under management(2)	$31,125	$31,271
Daymark non-recourse/carve-out guarantees of debt of Company owned property(1)	$60,000	$60,000
Daymark recourse guarantees of debt of properties under management	$11,650	$12,900
Grubb & Ellis Company recourse guarantees of debt of properties under management(3)	$11,998	$11,998
Daymark recourse guarantees of debt of Company owned property(4)	$10,000	$10,000

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

Certain acts (typically the first three listed above) may render the entire debt balance recourse to the guarantor or indemnitor, while the liability for other acts is typically limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees and indemnities. Generally the guarantor or indemnitor irrevocably and unconditionally guarantees or indemnifies the lender the payment and performance of the guaranteed or indemnified obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor or indemnitor covenants and agrees that it is liable for the guaranteed or indemnified obligations as a primary obligor. As of June 30, 2011, to the best of our knowledge, there was no debt owed by us as a result of the borrowers engaging in prohibited acts, despite the prohibited acts that occurred as more fully described below.

(2)	We and Daymark are each joint and severally liable on such non-recourse/carve-out guarantees.
(3)
We have $1.0 million held as collateral by a lender related to one of our recourse guarantees that, upon the occurrence of any triggering event or condition under the guarantee, will be used to cover all or a portion of the amounts due under the guarantee.

(4)	In addition to the $10.0 million principal guarantee, Daymark has guaranteed any shortfall in the payment of interest on the unpaid principal amount of the mortgage debt on one owned property.
If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of June 30, 2011 and December 31, 2010, we had recourse guarantees of $23.6 million and $24.9 million, respectively, relating to debt of properties under management (of which $12.0 million is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). As of June 30, 2011 and December 31, 2010, approximately $9.5 million and $9.5 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $8.0 million and $2.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). In addition, as of June 30, 2011 and December 31, 2010, we had $8.0 and $8.0 million, respectively, of recourse guarantees related to debt that will mature in the next twelve months (of which $8.0 and $8.0 million, respectively is recourse back to Grubb & Ellis Company). In connection with the sale of Daymark, the purchaser indemnified us up to $7.5 million for liabilities, obligations and claims related to or arising from the business or operations of Daymark or its subsidiaries. Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any of our subsidiaries to pay its debts as they become due would likely have a materially negative impact on our ongoing business, and the investment management operations in particular. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of June 30, 2011 and December 31, 2010, we recorded a liability of $0 and $0.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
Two unaffiliated, individual investor entities (the “TIC debtors”), who are minority owners in two TIC programs located in Texas, Met Center 10 and 2400 West Marshall, which were originally sponsored by GERI, filed chapter 11 bankruptcy petitions in January 2011. The principal balance of the mortgage debt for these two properties was approximately $29.4 million and $6.6 million, respectively, at the time of the bankruptcy filings. On February 1, 2011, the special servicer for each of these loans foreclosed on all of the undivided TIC ownership interests in these properties, except those owned by the unaffiliated investor entities which effected the bankruptcy filings. The automatic stay imposed following the bankruptcy filings by each of these investor entities prevented the special servicer from foreclosing on 100% of the TIC ownership interests. The special servicers for each of the TIC debtors’ loans filed motions for relief from the automatic stay to foreclose upon the remaining TIC ownership interests. In the Met Center 10 case, by order dated May 2, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to November 1, 2011. The May 2, 2011 order also established a procedure by which the special servicer would be required to reconvey the foreclosed upon interests to the Met Center 10 debtor and the other investor entities following payment of an “amount due” as that term is defined in the May 2, 2011 Order. In the 2400 West Marshall case, by order dated June 15, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to December 1, 2011. The June 15, 2011 order also established a procedure by which the special servicer would be required to reconvey the foreclosed upon interests to the 2400 West Marshall debtor and the other investor entities following payment of an “amount due” as that term is defined in the June 15, 2011 Order.

GERI executed a non-recourse carve-out guarantee in connection with the mortgage loan for the Met 10 property, and a non-recourse indemnity for the 2400 West Marshall property. As discussed in the “Guarantees” disclosure above, such “non-recourse carve-out” guarantees and indemnities only impose liability on GERI if certain acts prohibited by the loan documents take place. Liability under these non- recourse carve-out guarantees and indemnities may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, the TIC debtors’ mortgage lenders may assert that GERI is liable under the guarantee and indemnity. While GERI’s ultimate liability under these agreements is uncertain as a result of numerous factors, including, without limitation, whether the bankruptcy filings of the TIC debtors triggered GERI’s obligations under the guaranty and the indemnification, the amount of the lender’s credit bids at the time of foreclosure, events in the individual bankruptcy proceedings and the ultimate disposition of those bankruptcy proceedings, and the defenses GERI may raise under the guarantee and indemnity, such liability may be in an amount in excess of the net worth of NNNRA and its subsidiaries, including GERI. NNNRA and GERI intend to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation. As of June 30, 2011, we did not have any liabilities accrued related to such guarantees or indemnity obligations.
Daymark — On February 10, 2011, we announced that Daymark, our newly created, wholly owned and separately managed subsidiary, has been introduced into our ownership structure to manage our nationwide tenant-in-common (“TIC”) portfolio of commercial real estate properties managed by NNNRA. NNNRA is a direct wholly owned subsidiary of Daymark. NNNRA is required to maintain a specified level of minimum net worth under loan documents related to certain TIC programs that it has sponsored. As of June 30, 2011, NNNRA’s net worth was below the contractually specified level of $10 million or $15 million with respect to approximately 30 percent of its managed TIC programs. Except as discussed below, while this circumstance does not, in and of itself, create any direct recourse liability for NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements and NNNRA potentially becoming liable for up to $7.5 million, in the aggregate, of certain partial-recourse guarantee obligations of the underlying mortgage debt for certain of these TIC programs. To date, no events of default have been declared and we and NNNRA are exploring a number of measures to increase NNNRA’s net worth to the requisite amount required under the TIC loan arrangements. In addition, as of June 30, 2011, based upon unaudited numbers, we believe that there was a net intercompany balance payable from us to NNNRA in the amount of approximately $21.3 million, and further, that NNNRA and its subsidiaries, on a preliminary unaudited basis, held $1.8 million of our $14.7 million of cash and cash equivalents as of such date. The net payable amount is the result of on-going transactions and services provided amongst us and NNNRA and its subsidiaries and is a reconciliation of payables and expenses for services rendered between such entities in the normal course of business. There can be no assurance that an independent third party would arrive at the same net payable obligation.
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
Alesco — On November 16, 2007, we completed the acquisition of a 51.0% membership interest in Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”) from Jay P. Leupp. Pursuant to the Intercompany Agreement between us and Alesco, dated as of November 16, 2007, we committed to invest up to $20.0 million in seed capital into certain real estate funds that Alesco planned to launch. Additionally, upon achievement of certain earn-out targets, we were required to purchase up to an additional 27% interest in Alesco for $15.0 million. To date those earn-out targets have not been achieved. We are allowed to use $15.0 million of seed capital to fund the earn-out payments. As of June 30, 2011, we have invested $1.5 million into the three funds that Alesco has launched to date (the “Existing Alesco Funds”) and our unfunded seed capital commitments with respect to the Existing Alesco Funds totaled $2.5 million. As of February 14, 2011, our obligation to make further seed capital investments under the Intercompany Agreement terminated, except for the remaining commitments under the Existing Alesco Funds. On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of Alesco Global Advisors to Lazard Asset Management LLC. Closing of the transaction is subject to customary approvals and is expected to occur in the third quarter of 2011.
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of June 30, 2011 and December 31, 2010, $3.1 million and $3.4 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as June 30, 2011 and December 31, 2010 have recorded the cash surrender value of the policies of $0.4 million and $1.1 million, respectively, in prepaid expenses and other assets.

In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. These awards vest over three to five years. Vested phantom stock awards are also unfunded and paid according to distribution elections made by the participants at the time of vesting and will be settled by issuing shares of our common stock from our treasury share account or issuing unregistered shares of our common stock to the participant. During the year ended December 31, 2010, we issued 358,424 shares of common stock from our treasury share account related to fully vested phantom stock awards. As of June 30, 2011 and December 31, 2010, an aggregate of 3.9 million and 4.1 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, as of June 30, 2011, grants with respect to 816,000 phantom shares had a guaranteed minimum share price ($2.8 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Management believes that the primary market risk to which we would be exposed would be interest rate risk. As of June 30, 2011, we had no outstanding variable rate debt; therefore we believe we have no interest rate risk. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we had entered into derivative financial instruments such as interest rate swap and cap agreements when appropriate and may do so in the future. We had no such agreements outstanding as of June 30, 2011.
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
The table below presents, as of June 30, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
(In thousands)	2011	2012	2013		2014	2015		Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$156	$555	$16,277	(1)	$—	$31,500	(2)	$70,000	$118,488	$104,172
Weighted average interest rate on maturing debt	3.46%	2.83%	9.25%		—	7.95%		6.29%	7.12%	—
Variable rate debt — principal payments	$—	$18,340 (3)	$—		$—	$—		$—	$18,340	$17,747
Weighted average interest rate on maturing debt (based on rates in effect as of June 30, 2011)	—	11.00%	—		—	—		—	—	—

(1)	Assumes the exercise of two one-year extension options. The interest rate will increase to 9.25% per annum during the extension period.

(2)	Excludes unamortized debt discount of $1.2 million on convertible notes.

(3)	Excludes unamortized debt discount of $0.6 million on credit facility.
As of June 30, 2011, our notes payable, senior notes, mortgage notes and Convertible Notes totaled $118.5 million had fixed interest rates ranging from 2.00% to 9.25%, a weighted average effective interest rate of 7.12% per annum and a fair value of $104.2 million. As of June 30, 2011, our credit facility totaled $18.3 million and had a weighted average effective interest rate of 11.00% per annum and a fair value of $17.7 million.

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
Our Management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2011, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Our Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Met Center 10 — One such matter relates to a TIC property known as Met Center 10, located in Austin, Texas. The Company and its subsidiaries have been involved in multiple legal proceedings relating to Met Center 10, including three actions pending in state court in Austin, Texas and an arbitration proceeding being conducted in California. The arbitration proceeding involves Grubb & Ellis Realty Investors, LLC (“GERI”), a subsidiary of Daymark, and is pending before the American Arbitration Association in Orange County, California captioned NNN Met Center 10 1, LLC, et al. v. Grubb & Ellis Realty Investors, LLC, No. 73 115 Y 00140 HLT (the “Met 10 Arbitration”). A state court action involving GERI is pending in the District Court of Travis County, Texas captioned NNN Met Center 10, LLC v. Met Center Partners-6, Ltd., et al., No. D-1-GN-08-002104 (the “Met 10 Main Action”). Two additional state court actions involving the Company, GERI, and Grubb & Ellis Management Services, Inc. are pending in the District Court for Travis County, Texas captioned NNN Met Center 10-1, LLC v. Lexington Insurance Company, et al., No. D-1-GN-10-004495 and NNN Met Center 10, LLC v. Lexington Insurance Company, et al., No. D-1-GN-11-000848 (together, the “Met 10 Lexington Actions”).
In the Met 10 Arbitration, TIC investors asserted, among other things, that GERI should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Met 10 Arbitration was bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. In Phase 2 of the arbitration, the TICs asserted claims for damages against GERI arising from alleged breaches of the management agreement and other alleged wrongful acts in connection with the management of the Met Center 10 property and other alleged breaches of duty.
Before the beginning of the Phase 2 hearing, the TICs, GERI, and Lexington Insurance Company reached a settlement, which has been documented and executed by the parties, and which is awaiting court approval. The settlement is for $0.l million, net of insurance recoveries. Among other things, under the terms of the settlement, GERI must pay $0.1 million to the TICs shortly after the settlement is approved by the court, and may be obligated to subsequently pay up to approximately $0.6 million in addition to the initial $0.1 million payment, depending upon the resolution of claims relating to Met Center 10 against parties other than GERI and its affiliates. The TICs are releasing all claims relating to Met Center 10 against, among others, GERI and its affiliates.
In the Met 10 Texas Action, GERI and NNN Met Center 10, LLC were pursuing claims against the developers and sellers of the property (the “Sellers”), the due diligence firm retained by GERI in connection with the purchase of the Met Center 10 property, and the engineering, construction, and design professionals who performed work relating to the Met Center 10 property (together with the due diligence firm, the “Professionals”) to recover damages arising from, among other things, ground movement. The Sellers and the Professionals were asserting counterclaims against GERI and NNN Met Center 10, LLC. GERI and NNN Met Center 10, LLC, on the one hand, and the Sellers, on the other, have reached a settlement resolving all claims between them, which has been documented and executed by the parties. Under that settlement, GERI, its affiliates, and NNN Met Center 10, LLC are being released from all claims by the Sellers relating to Met Center 10. Neither GERI nor its affiliates (or NNN Met Center 10, LLC) are required to make any payments pursuant to the settlement with the Sellers. In addition, GERI and NNN Met Center 10, LLC, on the one hand, and the Professionals, on the other hand, have reached a tentative settlement resolving all claims between them, which is in the process of being documented and approved. Under that settlement, GERI, its affiliates, and NNN Met Center 10, LLC are being released from all claims by the Professionals relating to Met Center 10. Neither GERI nor its affiliates (or NNN Met Center 10, LLC) are required to make any payments pursuant to the tentative settlement with the Professionals.
In the Met 10 Lexington Actions, the TIC investors were asserting claims against former officers and employees of the Company and other defendants in connection with the negotiation and documentation of an insurance settlement relating to the Met Center 10 property, and an alleged misallocation and/or misappropriation of the proceeds of that settlement. In addition, Lexington Insurance Company asserted claims against NNN Met Center 10, LLC, the Company, GERI, and GEMS arising of the insurance settlement. Pursuant to the settlement of the Met 10 Arbitration described above, the TICs are releasing and dismissing certain claims against the former officers and employees of the Company, including claims that were being asserted in the Met 10 Lexington Actions, and Lexington is releasing and dismissing its claims against the Company, GERI, GEMS, and NNN Met Center 10, LLC, including the claims Lexington was asserting in the Met 10 Lexington Actions.
TIC Program Exchange Litigation — GERI and Grubb & Ellis Company are defendants in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al, Case No. 00449598. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in TIC investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. By way of a first amended complaint, the plaintiffs are alleging that GERI is merely an inadequately capitalized instrumentality of Grubb & Ellis Company and that Grubb & Ellis Company should be held liable for acts and omissions of GERI. The plaintiffs are seeking damages totaling $26.5 million, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Britannia II Office Park — Various Daymark subsidiaries are defendants in an action filed on or about July 22, 2010 in Superior Court of Alameda County, California captioned NNN Britannia Business Center II — 17, LLC, et al. v. Grubb & Ellis Company, et al., Case No. RG10-527282. Plaintiffs invested more than $14 million for TIC interests in a commercial real estate project in Pleasanton, California, known as Britannia Business Center II, which ultimately was foreclosed upon. Plaintiffs claim that they were induced to invest with misrepresentations concerning the financial projections and risks for the project, and allege various mismanagement claims. Plaintiffs’ current claim is for breach of the implied covenant of good faith and fair dealing. Plaintiffs seek compensatory and exemplary damages in an unspecified amount, along with costs and attorneys’ fees. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Durham Office Park — We and various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al., Case No. 10 CVS 4392. Plaintiffs invested more than $11 million for TIC interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.

Item 1A.	Risk Factors.
There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011, except as noted below.
We can give no assurances as to the financial wherewithal of the purchaser of Daymark, IUC-SOV, LLC, which agreed to provide certain indemnification to the Company in connection with the Daymark Transaction.

We entered into a Stock Purchase Agreement dated as of August 10, 2011 (the “Purchase Agreement”) by and between us and IUC-SOV, LLC (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser agreed to indemnify, subject to limitations, us and our affiliates against any losses incurred or suffered by us as a result of, among other things: (1) any liabilities or obligations of, or claims against, us or any of our subsidiaries related to or arising from the business or operations of Daymark or any of its subsidiaries, including existing and future litigation and claims, non-recourse carve-out guarantees and other guaranty obligations (subject to a $7.5 million cap as to matters that occurred, arose or were asserted prior to the sale of Daymark); and (2) up to $0.65 million of the legal fees and expenses relating to Met Center 10 that have not been paid by us prior to the sale of Daymark (the “Indemnified Claims”).
The Purchaser is an unaffiliated third party over which we have no control. Accordingly, in the event that the Purchaser is ever required to fulfill an indemnification obligation under the Purchase Agreement, we do not know, and can provide no assurances, that the Purchaser will have the financial wherewithal at that time to fulfill such indemnification obligation. In the event the Purchaser fails to satisfy a material indemnification obligation and we are liable with respect thereto, the amount that we may be required to pay with respect to the applicable Indemnified Claim could have a material adverse effect on our cash flows, financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the second quarter of 2011, we did not grant any restricted shares of our common stock.
Issuer Purchases of Equity Securities
A summary of our monthly purchases of Grubb & Ellis Company common stock during the quarter ended June 30, 2011 is as follows:

	Total Number of Shares	Average Price
	Purchased(1)	Paid per Share
April 1 – April 30	—	$—
May 1 – May 31	5,745	$0.69
June 1 – June 30	19,036	$0.60

(1)	Represents shares that were purchased in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

Item 3.	Defaults Upon Senior Securities.
The Board of Directors determined, as permitted, not to declare the dividend of $3.00 per share on our 12% Preferred Stock, for the quarters ending March 31, 2011 and June 30, 2011. As of June 30, 2011, the amount of cumulative unpaid dividends totaled $5.8 million.

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
Date: August 15, 2011

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).
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

4.15
Amendment No. 1 To Warrants to Purchase Shares of Common Stock of Grubb & Ellis Company, dated as of July 22, 2011, among Grubb & Ellis Company and CFI GNE Warrant Investor, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011.

4.16
Amendment No. 1 To Warrants to Purchase Shares of Common Stock of Grubb & Ellis Company, dated as of July 22, 2011, among Grubb & Ellis Company and CDCF II GNE Holding, LLC, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011.

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

10.38
Guarantee and Collateral Agreement, dated as of April 15, 2011, by and among Grubb & Ellis Company, Grubb & Ellis Management Services, Inc., certain other subsidiaries of Grubb & Ellis Company, and ColFin GNE Loan Funding, LLC, in its capacity as administrative agent, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 20, 2011.

10.39	*
Consulting Agreement, dated as of June 10, 2011, between Grubb & Ellis Company and Mathieu Streiff, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2011.

10.40	*
Separation Agreement and General Release of All Claims, dated as of June 10, 2011, by and between Mathieu B. Streiff and Grubb & Ellis Company, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2011.

10.41	*
Agreement, dated as of June 15, 2011, by and between Grubb & Ellis Company and Michael Rispoli, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2011.

10.42	*
Agreement, dated as of June 15, 2011, by and between Grubb & Ellis Company and Matthew Engel, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 21, 2011.

10.43
Amendment No. 1 to Credit Agreement, dated as of July 22, 2011, by and among Grubb & Ellis Company, Grubb & Ellis Management Services, Inc., certain other subsidiaries of Grubb & Ellis Company, and ColFin GNE Loan Funding, LLC, in its capacity as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011.

10.44
Waiver to Commitment Letter, dated as of July 22, 2011, among Colony Capital Acquisitions, LLC, Grubb & Ellis Company and Grubb & Ellis Management Services, Inc., incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011.

10.45
Stock Purchase Agreement, dated as of August 10, 2011, by and between Grubb & Ellis Company and IUC-SOV, LLC, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2011.

10.46		Promissory Note, dated as of August 10, 2011, by Grubb & Ellis Company, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2011.

10.47
Intercompany Balance Settlement And Release Agreement, dated as of August 10, 2011, by and between Grubb & Ellis Company and IUC-SOV, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2011.

31.1	†	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	††	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith.

††	Furnished herewith.

*	Management contract or compensatory plan arrangement.

**	To be filed by amendment.