Form 10-Q/A
period 2011-06-30
GRUBB & ELLIS CO
filed 2011-08-18
CIK 216039

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q solely for the purpose of correcting typographical errors with regards to Grubb & Ellis Company recourse guarantees that has matured, is in default, or is not currently in compliance with certain loan documents found in Note 11 of Notes to Consolidated Financial Statements in Item 1 and in Commitments, Contingencies and Other Contractual Obligations in Item 2.

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

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of June 30, 2011 and December 31, 2010, we had recourse guarantees of $23.6 million and $24.9 million, respectively relating to debt of properties under management (of which $12.0 million is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). As of June 30, 2011 and December 31, 2010, approximately $9.5 million of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $2.0 million is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). In addition, as of June 30, 2011, and December 31, 2010, we had $8.0 million of recourse guarantees related to debt that will mature in the next twelve months (of which $8.0 million is recourse back to Grubb & Ellis Company). In connection with the sale of Daymark, the purchaser indemnified us up to $7.5 million for liabilities, obligations and claims related to or arising from the business or operations of Daymark or its subsidiaries. Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any of our subsidiaries to pay its debts as they become due would likely have a materially negative impact on our ongoing business, and the investment management operations in particular. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of June 30, 2011 and December 31, 2010, we recorded a liability of $0 and $0.8 million which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
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
If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of June 30, 2011 and December 31, 2010, we had recourse guarantees of $23.6 million and $24.9 million, respectively, relating to debt of properties under management (of which $12.0 million is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). As of June 30, 2011 and December 31, 2010, approximately $9.5 million of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $2.0 million is recourse back to Grubb & Ellis Company, the remainder of which is recourse to our Daymark subsidiary). In addition, as of June 30, 2011 and December 31, 2010, we had $8.0 million of recourse guarantees related to debt that will mature in the next twelve months (of which $8.0 million is recourse back to Grubb & Ellis Company). In connection with the sale of Daymark, the purchaser indemnified us up to $7.5 million for liabilities, obligations and claims related to or arising from the business or operations of Daymark or its subsidiaries. Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual investment management subsidiaries may not be able to pay such obligations as they become due. Failure of any of our subsidiaries to pay its debts as they become due would likely have a materially negative impact on our ongoing business, and the investment management operations in particular. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of June 30, 2011 and December 31, 2010, we recorded a liability of $0 and $0.8 million, respectively, which is included in other current liabilities, related to our estimate of probable loss related to recourse guarantees of debt of properties under management and previously under management.
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
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q/A) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q/A.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
/s/ Michael J. Rispoli
Michael J. Rispoli
Chief Financial Officer (Principal Financial Officer)
Date: August 18, 2011

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q/A for the period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).
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