Form 10-Q/A
period 2011-06-30
GRUBB & ELLIS CO
filed 2011-08-31
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE
     This Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Second Amended 10-Q”), amends the Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on August 16, 2011 (the “Amended 10-Q”). This Second Amended 10-Q amends the Amended 10-Q solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
     No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of our Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011 (the “Original 10-Q”), does not reflect events occurring after the filing of the Original 10-Q, and does not modify or update in any way disclosures made in the Amended 10-Q.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRUBB & ELLIS COMPANY (Registrant)
/s/ Michael J. Rispoli
Michael J. Rispoli
Chief Financial Officer (Principal Financial Officer)
Date: August 31, 2011

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

31.1	†	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	††	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

†	Previously filed.

††	Previously furnished.

*	Management contract or compensatory plan arrangement.

**	Furnished herewith.