Form 10-Q
period 2011-09-30
GRUBB & ELLIS CO
filed 2011-11-14
CIK 216039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011
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
The number of shares outstanding of the registrant’s common stock as of November 9, 2011 was 70,086,570 shares.

GRUBB & ELLIS COMPANY

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
GRUBB & ELLIS COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $144 and $307 from VIEs, respectively)	$3,781	$30,919
Restricted cash	3,530	3,836
Investment in marketable equity securities	815	1,948
Accounts receivable from related parties — net	4,010	3,460
Service fees receivable — net (including $553 and $915 from VIEs, respectively)	28,798	31,048
Professional service contracts — net	2,751	3,468
Prepaid expenses and other assets	10,359	11,842
Assets held for sale (including $14,943 from VIEs and $24,992 from related parties)	—	100,314

Total current assets	54,044	186,835
Professional service contracts — net	3,304	5,750
Property, equipment and leasehold improvements — net	11,050	10,110
Identified intangible assets — net	77,791	80,698
Other assets — net (including $11 and $7 from VIEs, respectively)	2,067	2,030
Goodwill	1,521	1,521

Total assets	$149,777	$286,944

LIABILITIES AND SHAREOWNERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses (including $735 and $916 from VIEs, respectively)	$63,793	$69,470
Credit facility (includes accrued interest)	18,511	—
Notes payable and capital lease obligations	5,391	1,041
Liabilities held for sale (including $822 from VIEs and $2,178 from related parties)	—	122,478

Total current liabilities	87,695	192,989
Long-term liabilities:
Convertible notes	30,369	30,133
Notes payable and capital lease obligations	409	566
Other long-term liabilities	9,035	7,065
Deferred tax liabilities	25,234	25,070

Total liabilities	152,742	255,823
Commitment and contingencies (Note 11)
Preferred stock: 12% cumulative participating perpetual convertible; $0.01 par value; 1,000,000 shares authorized as of September 30, 2011 and December 31, 2010; 965,700 shares issued and outstanding as of September 30, 2011 and December 31, 2010	98,892	90,080
Shareowners’ deficit:
Preferred stock: $0.01 par value; 19,000,000 shares authorized as of September 30, 2011 and December 31, 2010; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock: $0.01 par value; 200,000,000 shares authorized as of September 30, 2011 and December 31, 2010; 69,940,830 and 70,076,451 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	698	701
Additional paid-in capital	404,065	409,943
Accumulated deficit	(506,513)	(478,881)
Other comprehensive (loss) income	(107)	148

Total Grubb & Ellis Company shareowners’ deficit	(101,857)	(68,089)

Noncontrolling interests (including $9,130 from VIEs as of December 31, 2010)	—	9,130

Total deficit	(101,857)	(58,959)

Total liabilities and shareowners’ deficit	$149,777	$286,944

The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE
Management services	$57,110	$65,351	$174,068	$207,909
Transaction services	68,322	59,907	191,588	156,824
Investment management	3,260	3,763	13,249	7,656

Total revenue	128,692	129,021	378,905	372,389

OPERATING EXPENSE
Compensation costs	121,362	120,796	352,003	358,532
General and administrative	15,976	16,129	52,456	47,870
Provision for doubtful accounts	736	627	4,543	2,429
Depreciation and amortization	2,026	1,660	6,088	4,974
Interest	2,372	758	4,060	1,262

Total operating expense	142,472	139,970	419,150	415,067

OPERATING LOSS	(13,780)	(10,949)	(40,245)	(42,678)

OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated entities	—	(204)	71	(587)
Interest income	43	12	109	122
Other income	—	454	—	454

Total other income (expense)	43	262	180	(11)

Loss from continuing operations before income tax benefit (provision)	(13,737)	(10,687)	(40,065)	(42,689)
Income tax benefit (provision)	4,138	(180)	4,161	(398)

Loss from continuing operations	(9,599)	(10,867)	(35,904)	(43,087)

Discontinued operations
Loss from discontinued operations — net of taxes	(980)	(4,449)	(8,076)	(15,476)
Gain on disposal of discontinued operations — net of taxes	15,371	—	15,371	—

Total income (loss) from discontinued operations	14,391	(4,449)	7,295	(15,476)

NET INCOME (LOSS)	4,792	(15,316)	(28,609)	(58,563)
Net loss attributable to noncontrolling interests	(198)	(511)	(977)	(2,518)

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO GRUBB & ELLIS COMPANY	4,990	(14,805)	(27,632)	(56,045)
Preferred stock dividends	(3,018)	(2,897)	(8,812)	(8,691)
Income allocated to participating shareowners	(1,023)	—	—	—

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO GRUBB & ELLIS COMPANY COMMON SHAREOWNERS	$949	$(17,702)	$(36,444)	$(64,736)

Basic loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.19)	$(0.20)	$(0.66)	$(0.76)
Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	0.20	(0.07)	0.11	(0.24)

Income (loss) per share attributable to Grubb & Ellis Company common shareowners	$0.01	$(0.27)	$(0.55)	$(1.00)

Diluted loss per share
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.19)	$(0.20)	$(0.66)	$(0.76)
Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	0.20	(0.07)	0.11	(0.24)

Income (loss) per share attributable to Grubb & Ellis Company common shareowners	$0.01	$(0.27)	$(0.55)	$(1.00)

Basic weighted average shares outstanding	66,059	64,860	65,886	64,624

Diluted weighted average shares outstanding	66,784	64,860	65,886	64,624

See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,609)	$(58,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of subsidiaries	(22,795)	—
Equity in (earnings) losses of unconsolidated entities	(380)	1,085
Depreciation and amortization (including amortization of signing bonuses)	13,522	15,065
(Recovery) impairment of real estate	(9,858)	2,573
Impairment of intangible assets	480	1,977
Share-based compensation	3,153	7,427
Allowance for uncollectible accounts	6,751	4,944
Other	2,950	982
Changes in operating assets and liabilities:
Accounts receivable from related parties	(3,098)	4,084
Prepaid expenses and other assets	(1,091)	(996)
Accounts payable and accrued expenses	(4,056)	(7,262)
Other liabilities	114	(6,443)
Restricted cash	760	—

Net cash used in operating activities	(42,157)	(35,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash effect from deconsolidation of VIE	—	(184)
Cash effect from sale and deconsolidation of subsidiaries	(1,995)	—
Purchases of property and equipment	(4,241)	(2,468)
Tenant improvements and capital expenditures	(515)	(2,098)
Sales (purchases) of marketable equity securities, net	944	(873)
Notes and advances to related parties	(390)	(649)
Proceeds from repayment of notes and advances to related parties	792	4,872
Proceeds from sale of note receivable	6,126	—
Investments in unconsolidated entities, net	(278)	(396)
Sale of tenant-in-common interest in unconsolidated entities	—	391
Payments of real estate deposits and pre-acquisition costs, net	—	(430)
Acquisition of business	(100)	(2,100)
Restricted cash	1,291	3,039

Net cash provided by (used in) investing activities	1,634	(896)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on credit facility	18,000	—
Repayments of notes payable and capital lease obligations, net	(817)	(733)
Other financing costs	(1,681)	(520)
Proceeds from the issuance of convertible notes, net	—	29,925
Dividends paid to preferred stockholders	—	(8,691)
Contributions from noncontrolling interests	77	389
Distributions to noncontrolling interests	(1,194)	(3,891)
Restricted cash	(1,000)	—

Net cash provided by financing activities	13,385	16,479

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,138)	(19,544)
Cash and cash equivalents — Beginning of period	30,919	39,101

Cash and cash equivalents — End of period	$3,781	$19,557

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued preferred stock dividends	$8,812	$—

Issuance of warrants	$741	$—

Deconsolidation of assets related to Daymark and Alesco sales	$91,311	$—

Deconsolidation of liabilities related to Daymark and Alesco sales	$102,608	$—

Deconsolidation of noncontrolling interests related to Daymark and Alesco sales	$7,008	$—

Increase in notes payable related to Daymark sale	$5,000	$—

Consolidation of assets held by VIEs	$—	$15,917

Consolidation of liabilities held by VIEs	$—	$699

Consolidation of noncontrolling interests held by VIEs	$—	$15,218

Deconsolidation of assets held by VIEs	$—	$338

Deconsolidation of liabilities held by VIEs	$—	$411

Deconsolidation of noncontrolling interests held by VIEs	$—	$73

Consolidation of assets related to sponsored mutual fund	$—	$823

Consolidation of noncontrolling interests related to sponsored mutual fund	$—	$823

Acquisition of business	$—	$659

The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

GRUBB & ELLIS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
Grubb & Ellis Company and its consolidated subsidiaries are referred to herein as “the Company,” “Grubb & Ellis,” “we,” “us,” and “our.” Grubb & Ellis, a Delaware corporation founded over 50 years ago, is a commercial real estate services and investment company. With approximately 5,000 professionals in more than 100 company-owned and affiliate offices throughout the United States (“U.S.”), our professionals draw from a platform of real estate services, practice groups and investment products to deliver comprehensive, integrated solutions to real estate owners, tenants, investors, lenders and corporate occupiers. Our range of services includes tenant representation, property and agency leasing, commercial property and corporate facilities management, property sales, appraisal and valuation and commercial mortgage brokerage and investment management. Our transaction, management, consulting and investment services are supported by proprietary market research and extensive local expertise. Through our investment management business, we are a sponsor of real estate investment programs, including public non-traded real estate investment trusts (“REITs”).
Recent Strategic and Financing Initiatives
Credit Facility
On March 21, 2011, we announced that we had retained JMP Securities LLC as an advisor to explore strategic alternatives for the Company, including a potential merger or sale transaction. On March 30, 2011, we entered into a commitment letter and exclusivity agreement with Colony Capital Acquisitions, LLC, pursuant to which Colony Capital Acquisitions, LLC and one or more of its affiliates (collectively, “Colony”) agreed to provide an $18.0 million senior secured multiple draw term loan credit facility (“Credit Facility”).
On October 16, 2011, we entered into a second amendment (“Credit Facility Amendment No. 2”) increasing from $18.0 million to $28.0 million the size of our Credit Facility. Pursuant to the Credit Facility Amendment No. 2, C-III Investments LLC (“C-III”) agreed to become a lender under the Credit Facility and to provide an additional $10.0 million term loan (the “Incremental Term Loan”) under the existing terms and conditions of the Credit Facility, as amended by Credit Facility Amendment No. 2. In furtherance of the transactions contemplated by the Credit Facility Amendment No. 2, C-III acquired $4.0 million of Colony’s interest in the Credit Facility, and an agreed upon share of the Existing Warrants.
In consideration of C-III providing the Incremental Term Loan and Colony consenting to the Credit Facility Amendment No. 2, we entered into an exclusivity agreement (the “Exclusivity Agreement”) with Colony and C-III pursuant to which Colony and C-III have the exclusive right for a period of thirty days commencing on October 16, 2011, and subject to two consecutive thirty day extensions under certain circumstances, to pursue a strategic transaction with respect to the Company. In the event that Colony and C-III are diligently pursuing a strategic transaction with us at the end of each of the initial thirty day period (November 15, 2011) and the first thirty day extension (December 15, 2011), Colony and C-III shall have the right to extend the exclusivity period for an additional thirty days. We have been advised by representatives of C-III that they will be extending the exclusivity period for this initial 30 day period until at least December 15, 2011.
Notwithstanding such exclusivity, in the event we receive an unsolicited qualified offer from a third party during the exclusivity period, at any time subsequent to the sixtieth day of exclusivity we shall have the right to request that Colony and C-III match such unsolicited qualified offer within three business days, and if Colony and C-III fail to match such unsolicited qualified offer within three business days and the third party purchases all of the indebtedness and other outstanding obligations of the lenders under the amended Credit Facility, the Exclusivity Agreement shall automatically terminate and we may negotiate and enter into a transaction with such third party. We are also obligated to pay the reasonable costs to effect the transactions contemplated by the Credit Facility Amendment No. 2, up to $0.2 million, and the reasonable costs of C-III under the Exclusivity Agreement, up to $1.0 million. See Note 6 for further information on the Credit Facility.
Sale of Daymark
On February 10, 2011, we announced the creation of Daymark Realty Advisors, Inc. (“Daymark”), a wholly owned and separately managed subsidiary that was responsible for the management of our tenant-in-common portfolio. Subsequent thereto we announced that we had retained FBR Capital Markets & Co. to explore strategic alternatives with respect to Daymark and its portfolio, which includes over 8,700 multi-family units and approximately 30.0 million square feet of real estate.

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
Pursuant to the Purchase Agreement, we sold to Purchaser all of the outstanding shares of Daymark in exchange for (1) a cash payment of $0.5 million (the “Estimated Closing Cash Payment”) from Purchaser and (2) the assumption by Purchaser of $10.7 million of the net intercompany balance payable from us to NNN Realty Advisors, Inc. (“NNNRA”), a wholly owned subsidiary of Daymark.
Pursuant to the Purchase Agreement, immediately after the completion of the sale of the Daymark shares (and after NNNRA had become a wholly owned subsidiary of the Purchaser), the Company (1) paid NNNRA a $0.5 million cash payment and (2) issued to NNNRA a $5.0 million promissory note (the “Promissory Note”) in full satisfaction of the remaining portion of the Company’s net intercompany balance payable to NNNRA that was not assumed by Purchaser.
We recorded a gain on sale, net of taxes of $8.3 million, of approximately $17.2 million related to the disposition of Daymark in the third quarter of 2011, after recording the $5.0 million Promissory Note, writing off all of the assets, liabilities and noncontrolling interests associated with Daymark and recognizing the costs related to such transaction.
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
Pursuant to the Purchase Agreement, the Purchaser has agreed to indemnify, subject to limitations, us and our affiliates against any losses incurred or suffered by them as a result of (1) the breach of any representation or warranty made by Purchaser in the Purchase Agreement (subject to applicable survival limitations); (2) the breach of any covenant or agreement made by Purchaser in the Purchase Agreement; (3) any liabilities of, obligations of or claims against us or any of our subsidiaries related to or arising from the business or operations of Daymark or any of its subsidiaries (whether relating to matters that occurred, arose or were asserted prior to the Closing or relating to matters that occur, arise or are asserted after the Closing), including existing and future litigation and claims, non-recourse carve-out guarantees and other guaranty obligations of us and our subsidiaries (provided that Purchaser shall not be obligated to indemnify Seller or its affiliates for losses of Seller or its affiliates that are the result of (x) certain litigation matters or (y) fraud by Seller); (4) the first $0.65 million of legal fees and expenses relating to Met Center 10 that have not been paid prior to the Closing; and (5) fraud by Purchaser or any of its subsidiaries. Among other indemnification limitations, the liability of Purchaser for indemnifying us and our affiliates for liabilities, obligations or claims related to or arising from the business or operations of Daymark or its subsidiaries as described in clause (3) above (if related solely to any fact, event or circumstances prior to the Closing) shall not exceed $7.5 million in the aggregate.
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

Events of default under the Promissory Note include (i) a default by us in the payment of any interest or principal on the Promissory Note when due and such default continues for a period of 10 days after written notice from the holder and (ii) we become subject to any final and non-appealable writ, judgment, warrant of attachment, execution or similar process that would cause a material adverse effect on the financial condition of us and our subsidiaries, taken as a whole. Upon the occurrence of an event of default, the holder of the Promissory Note may declare and demand the Promissory Note immediately due and payable. As a result of such material adverse change clause, we have classified the entire $5.0 million Promissory Note as a current liability.
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
Sale of Alesco
On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of our real estate investment fund business, Alesco Global Advisors (“Alesco”), to Lazard Asset Management LLC. Closing of the transaction occurred on September 23, 2011. We recognized a loss on the sale of Alesco, net of taxes, of approximately $1.8 million in the third quarter of 2011 after writing off the assets, liabilities and deficit balance in noncontrolling interests associated with Alesco and recognizing the costs related to such transaction.
Termination of Agreements with Grubb & Ellis Healthcare REIT II
On November 7, 2011, Grubb & Ellis Healthcare REIT II (“Healthcare REIT II”), a separate legal entity with an independent board of directors sponsored by us, terminated its advisory and dealer-manager relationships (collectively the “REIT agreements’) with various subsidiaries of Grubb & Ellis Company. The termination is effective immediately subject to a 60-day transition period. The termination of the REIT agreements could have a material adverse effect on our business, future results of operations and financial condition.
We have received revenues totaling approximately $13.2 million from Healthcare REIT II for the nine months ended September 30, 2011. Based on the projected levels of capital we estimate will be raised for Healthcare REIT during the 60-day transition period and the pipeline of property acquisitions expected to close, we currently estimate that we will be entitled to receive significant acquisition fees during the fourth quarter of 2011 and first quarter of 2012. In addition, we expect to receive property and asset management fees through the end of the transition period. The amount of capital to be raised and the timing and amount of property acquisitions that close are not within our control and uncertain, and as such the timing of cash flows may materially differ from these estimates.
As of September 30, 2011, we have incurred organizational and offering expenses of approximately $2.8 million in excess of 1.0% of the gross proceeds of the Healthcare REIT II offering which are included in “Accounts Receivable from Related Parties — net” on our consolidated balance sheet. While we currently expect to recover all unpaid reimbursements of expenses from Healthcare REIT II, such recovery may be subject to certain limitations and therefore the timing and ultimate collection of all such amounts are uncertain.

Should Healthcare REIT II fail to pay amounts that become due to us under the REIT Agreements, it could have a material adverse affect on our near term cash flows, results of operations and financial condition and create significant risk of our ability to continue as a going concern.
In addition, simultaneously with the termination of the REIT agreements, Jeffrey T. Hanson, our Executive Vice President, and the President and Chief Investment Officer of Grubb & Ellis Realty Investors, resigned effective November 7, 2011, from all of his executive positions with us, as well as from all officer and director positions he holds with any of our subsidiaries.
Basis of Presentation
Our accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.
On March 21, 2011, the Company announced that it had engaged an external advisor to explore strategic alternatives, including the potential sale or merger of the Company. The board of directors also determined, as permitted, not to declare the March 31, June 30 or September 30, 2011 quarterly dividends to holders of its 12% Cumulative Participating Perpetual Convertible Preferred Stock.
On April 15, 2011, we entered into an $18.0 million credit facility (as amended on October 16, 2011) with ColFin GNE Loan Funding, LLC, an affiliate of Colony Capital LLC (“Colony”), as further described in Commitments, Contingencies and Other Contractual Obligations below. The Colony credit facility, which addressed the Company’s liquidity needs resulting from operating losses relating to the seasonal nature of the real estate services businesses, investments made in growth initiatives and increased legal expenses related to its Daymark subsidiary, matures on March 1, 2012. On October 16, 2011, we amended the Credit Facility, to increase the size from $18.0 million to $28.0 million, which provided incremental capital to us to allow us to complete a strategic process.
We may seek additional financing prior to the completion of our review of strategic alternatives. It is anticipated that any strategic alternative would include provisions to extend, retire or refinance the Colony credit facility at or prior to maturity. If the Company is unable to extend, retire or refinance the Colony credit facility prior to maturity, it could create substantial doubt about the Company’s ability to continue as a going concern for the twelve month period following the date of these financial statements. We believe that upon completion of our strategic alternative process we will have sufficient liquidity to operate in the normal course over the next twelve month period.
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

Interim Unaudited Financial Data
Our accompanying consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“GAAP”) in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
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
Restricted Cash
Restricted cash is comprised primarily of cash reserve accounts held for the benefit of various insurance providers, lessors and lenders. As of September 30, 2011 and December 31, 2010, the restricted cash balance was $3.5 million and $3.8 million, respectively.
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
The following table presents financial and nonfinancial assets and liabilities measured at fair value on either a recurring or nonrecurring basis for the nine months ended September 30, 2011 (including amounts classified in discontinued operations):

					Total
					Impairment
					Recoveries
					(Losses)
					Incurred
					During the
					Nine Months
	September 30,				Ended September 30,
(In thousands)	2011	Level 1	Level 2	Level 3	2011
Investments in marketable equity securities	$815	$815	$—	$—	$—
Life insurance contracts	$337	$—	$337	$—	$—
Contingent liability — TIC program exchange	$—	$—	$—	$—	$9,024
Warrant derivative liability	$(358)	$—	$(358)	$—	$—
The following table presents financial and nonfinancial assets measured at fair value on either a recurring or nonrecurring basis for the year ended December 31, 2010:

					Total
					Impairment
					Losses
					Incurred
					During the
					Year Ended
	December 31,				December 31,
(In thousands)	2010	Level 1	Level 2	Level 3	2010
Investments in marketable equity securities	$1,948	$1,948	$—	$—	$—
Assets under management	$901	$901	$—	$—	$—
Property held for sale	$45,572	$—	$—	$45,572	$—
Investments in unconsolidated entities	$5,178	$—	$—	$5,178	$(646)
Life insurance contracts	$1,062	$—	$1,062	$—	$—
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
The following table presents the fair value and carrying value of our mortgage notes, notes payable, NNN senior notes, credit facility, convertible notes and preferred stock as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Mortgage notes — held for sale	$—	$—	$59,624	$70,000
Notes payable	$4,421	$5,645	$747	$884
NNN senior notes — held for sale	$—	$—	$16,054	$16,277
Credit facility(1)	$18,881	$18,511	$—	$—
Convertible notes(2)	$23,783	$30,369	$28,832	$30,133
Preferred stock(3)	$27,643	$98,892	$91,828	$90,080

(1)	Carrying value includes an unamortized debt discount of $0.4 million and accrued interest of $0.9 million as of September 30, 2011.

(2)	Carrying value includes an unamortized debt discount of $1.1 million and $1.4 million as of September 30, 2011 and December 31, 2010, respectively.

(3)	Carrying value includes cumulative unpaid dividends of $8.8 million as of September 30, 2011.
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
The historical cost and estimated fair value of the available-for-sale marketable securities held by us are as follows:

	As of September 30, 2011				As of December 31, 2010
				Fair				Fair
	Historical	Gross Unrealized		Market	Historical	Gross Unrealized		Market
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(Unaudited)
Equity securities	$922	$—	$(107)	$815	$1,800	$148	$—	$1,948

During the three and nine month periods ended September 30, 2011, we sold $0.9 million of marketable securities and recognized a gain on sale of $42,000. There were no sales of marketable equity securities, or other-than-temporary impairments recorded, during the three and nine month periods ended September 30, 2010.

3. RELATED PARTIES
Accounts Receivable
Accounts receivable from related parties consisted of the following:

	September 30,	December 31,
(In thousands)	2011	2010
Organizational, offering and operating costs from sponsored REIT	$2,828	$2,741
Accrued property and asset management fees	356	156
Other accrued fees	826	563

Total	$4,010	$3,460

Substantially all of our Investment Management revenue is from related parties.
4. IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

		September 30,	December 31,
(In thousands)	Useful Life	2011	2010
Non-amortizing intangible assets:
Trade name	Indefinite	$64,100	$64,100
Amortizing intangible assets:
Identified intangible assets
Affiliate agreements	20 years	10,600	10,600
Customer relationships	5 to 7 years	8,725	8,725
Internally developed software	4 years	6,200	6,200
Customer backlog	1 year	746	746

		26,271	26,271
Accumulated amortization		(12,580)	(9,673)

Total identified intangible assets, net		$77,791	$80,698

Amortization expense recorded for the identified intangible assets was approximately $0.9 million and $2.9 million for the three and nine months ended September 30, 2011, respectively. Amortization expense recorded for the identified intangible assets was approximately $0.8 million and $2.3 million for the three and nine months ended September 30, 2010, respectively. Amortization expense is included as part of operating expense in the accompanying consolidated statement of operations.
5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2011	2010
Salaries and related costs	$17,576	$23,321
Accounts payable	18,297	15,332
Accrued liabilities	13,045	9,353
Broker commissions	7,574	10,519
Bonuses	6,602	8,701
Property management fees and commissions due to third parties	699	2,244

Total	$63,793	$69,470

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
The Credit Facility matures on March 1, 2012 and has an initial interest rate of 11.00% per annum, increasing by an additional 0.50% at the end of each three-month period subsequent to the closing date of the Credit Facility for so long as any loans are outstanding. In lieu of making a cash interest payment, we have the option to accrue any due and payable interest under the Credit Facility and issue additional warrants (the “Additional Warrants”) based on a formula calculation. The loan is not subject to any required principal amortization payments during the term. As of September 30, 2011, we have issued 328,679 Additional Warrants.

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
The Credit Agreement also contains various customary covenants that, in certain instances, restrict the ability of us and our subsidiaries to: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions with respect to, or repurchase, its outstanding capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business. In addition, the Credit Agreement requires (i) GEMS and its subsidiaries to maintain, as on the last day of each fiscal quarter, a minimum net worth as defined in the agreement of $20.0 million and (ii) the outstanding loan to remain in compliance with the defined borrowing base at the end of each fiscal month (subject to periods to cure). As of September 30, 2011, we were in compliance with all covenants, as amended.
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
The Warrants have an exercise price equal to $0.01 per share and a maturity date of three years from the date of issuance (the “Expiration Date”), but are exercisable prior to the Expiration Date upon the satisfaction of certain events as set forth in the Warrants, including, but not limited to, if the volume weighted average price of our common stock equals or exceeds $1.10 ($0.71, as amended) for any consecutive 30 calendar day period prior to the date of exercise or upon the occurrence of a fundamental change in which the consideration received for each share of our common stock equals or exceeds $1.10 ($0.71, as amended). The Warrants are exercisable, at the option of the holder of such Warrant, (a) by paying the exercise price in cash, (b) pursuant to a “cashless exercise” of the Warrant or (iii) by reduction of the principal amount of loans under the Credit Facility payable to the holder of such Warrant, or by a combination of the foregoing methods. The number of shares of our common stock issuable upon exercise of the Warrants or Additional Warrants is subject to adjustment in certain cases. All Additional Warrants issued pursuant to the Credit Agreement shall contain the same terms as the Warrants. We accounted for the Warrants in accordance with the requirements of ASC 815, Derivatives and Hedging, (“Derivatives and Hedging Topic”) and ASC Topic 480, Distinguishing Liabilities from Equity, (“Distinguishing Liabilities from Equity Topic”). Pursuant to those topics, we determined that the Warrants should be accounted for as a derivative liability as the Warrant Agreement allows for the number of warrants issuable upon exercise of the warrant to be adjusted under certain scenarios including an adjustment if we issue shares of common stock without consideration or for consideration per share less than either: (i) the per share market value or (ii) the trigger price. The Warrants were recorded as a discount to the Credit Facility at fair market value as of April 15, 2011 with a corresponding derivative liability. The derivative liability is adjusted to fair market value at each period end date and the debt discount is amortized over the term of the Credit Facility.
On July 22, 2011, each of us and our wholly owned subsidiary, GEMS, entered into an amendment and consent agreement (the “Credit Facility Amendment”) with respect to our Credit Facility, an amendment to the commitment letter for the Credit Facility, between Colony and the Company (the “Credit Facility Commitment Letter Amendment”) and amendments to the outstanding common stock purchase warrants issued to Colony pursuant to the terms of the Credit Agreement (the “Warrant Agreement Amendments”, and together with the Credit Facility Amendment and the Commitment Letter Amendment, collectively, the “Amendment Documents”).
Pursuant to the Amendment Documents, among other things, Colony expressly acknowledged and consented to the sale of Daymark, our wholly owned subsidiary, and each of its wholly owned (direct and indirect) subsidiaries and the restructuring of the outstanding intercompany debt obligations owing by us to Daymark. The Amendment Documents also clarified the definition of net worth to include any loans included in such net worth calculation. The Amendment Documents also permanently eliminated Colony’s right of first offer to provide us with debt financing prior to it consummating or endeavoring to consummate any similar financing with a third-party. Additionally, the Amendment Documents amended the price at which any common stock purchase warrants issuable to Colony in lieu of cash interest from time to time payable under the Credit Agreement and the common stock purchase warrants previously issued to Colony pursuant to the Credit Agreement, become exercisable from $1.10 per share to $0.71 per share. In addition, if in connection with any financing arrangement, we issue any options, or other equity linked securities to purchase our common stock, with an exercise condition that is based on a share price that is lower than $0.71 per share (“Trigger Price”), then the Trigger Price shall be adjusted downward (but not upward) to such lower price without any further action on the part of any party.

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
On October 16, 2011, we entered into the second amendment (“Credit Facility Amendment No. 2”) increasing from $18.0 million to $28.0 million the size our Credit Facility. Pursuant to the Credit Facility Amendment No. 2, C-III Investments LLC (“C-III”) agreed to become a lender under the Credit Facility and to provide an additional $10.0 million term loan (the “Incremental Term Loan”) under the existing terms and conditions of the Credit Facility, as amended by Credit Facility Amendment No. 2. The additional $10.0 million was drawn upon on October 21, 2011.
In connection with increasing the size of the Credit Facility we (i) issued an aggregate of 3,728,888 common stock purchase warrants, each exercisable for one share of our common stock (the “Second Amendment Warrants”) to Colony and C-II, and (ii) also amended the outstanding common stock purchase warrants (the “Warrant Agreement Amendments”) initially issued to Colony pursuant to the Credit Agreement (the “Existing Warrants”).
In consideration of C-III providing the Incremental Term Loan and Colony consenting to the Credit Facility Amendment No. 2, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with the Colony and C-III pursuant to which Colony and C-III have the exclusive right for a period of thirty days commencing on October 16, 2011, and subject to two consecutive thirty day extensions under certain circumstances, to pursue a strategic transaction with respect to the Company. In the event that Colony and C-III are diligently pursuing a strategic transaction with us at the end of each of the initial thirty day period (November 15, 2011) and the first thirty day extension (December 15, 2011), Colony and C-III shall have the right to extend the exclusivity period for an additional thirty days. We have been advised by representatives of C-III that they will be extending the exclusivity period for this initial 30 day period until at least December 15, 2011.
Notwithstanding such exclusivity, in the event we receive an unsolicited qualified offer from a third party during the exclusivity period, at any time subsequent to the sixtieth day of exclusivity the Company shall have the right to request that Colony and C-III match such unsolicited qualified offer within three business days, and if Colony and C-III fail to match such unsolicited qualified offer within three business days and the third party purchases all of the indebtedness and other outstanding obligations of the lenders under the amended Credit Facility, the Exclusivity Agreement shall automatically terminate and we may negotiate and enter into a transaction with such third party.
In addition, pursuant to the Warrant Agreement Amendments, the holder of the Existing Warrants waived the anti-dilution provisions in connection with the issuance of the Second Amendment Warrants and also agreed that the trigger price of the Existing Warrants would remain unchanged. The trigger price of Second Amendment Warrants are equal to the daily volume weighted average price of our common stock for the sixty consecutive calendar days immediately preceding the effective date of Credit Facility Amendment No. 2 (the “Second Amendment Warrant Trigger Price”). The Warrant Agreement Amendment also provides that all future warrants issued by us to the lenders under the Credit Facility in connection with interest payments in kind shall have a trigger price equal to the Second Amendment Warrant Trigger Price, or $0.50. In addition, the registration rights agreement initially entered into with Colony in connection with the entering into of the Credit Facility was amended to provide for identical registration rights with respect to the shares of our common stock issuable upon the exercise of each of the Existing Warrants and the Second Amendment Warrants.
In furtherance of the transactions contemplated by the Credit Facility Amendment No. 2, C-III acquired $4.0 million of Colony’s interest in the Credit Facility, and an agreed upon share of the Existing Warrants. We are also obligated to pay the reasonable costs to effect the transactions contemplated by the Credit Facility Amendment No. 2, up to $0.2 million, and the reasonable costs of C-III under the Exclusivity Agreement, up to $1.0 million.

7. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS
Notes payable and capital lease obligations consisted of the following:

	September 30,	December 31,
(In thousands)	2011	2010
Note payable in connection with the sale of Daymark on August 10, 2011. The note requires quarterly interest payments, has a fixed interest rate of 7.95% and matures on August 10, 2016	$5,000	$—
Note payable in connection with business acquisition in November 2010. The note requires quarterly principal and interest payments, has a fixed interest rate of 4.0% per annum and matures in November 2012	287	459
Note payable in connection with business acquisition in December 2010. The note requires monthly principal and interest payments, has a fixed interest rate of 2.0% per annum and matures in December 2013	358	425
Capital lease obligations	155	723

Total	5,800	1,607
Less portion classified as current	(5,391)	(1,041)

Non-current portion	$409	$566

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
Holders of the Notes may convert notes into shares of our common stock at the initial conversion rate of 445.583 shares per $1,000 principal amount of the Notes (equal to a conversion price of approximately $2.24 per share of our common stock), subject to adjustment in certain events (but not for accrued interest) at any time prior to the close of business on the scheduled trading day before the stated maturity date. In addition, following certain corporate transactions, we will increase the conversion rate for a holder who elects to convert in connection with such corporate transaction by a number of additional shares of our common stock as set forth in the Indenture. As of September 30, 2011, the maximum number of shares of common stock that could be required to be issued upon conversion of the Convertible Notes was 14,035,865 shares of common stock.
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
Investment Management — Investment Management includes related party transaction services for acquisition, financing, disposition and asset management services with respect to our REIT and dealer-manager services by our securities broker-dealer, which facilitates capital raising transactions for our REIT.
We also have certain corporate-level activities including legal administration, accounting, finance, human resources and management information systems which are not considered separate operating segments.
As a result of reclassifying Daymark to discontinued operations in the second quarter of 2011, our segment disclosure no longer includes a Daymark segment as the entire Daymark segment (which includes Alesco operations) is included in discontinued operations. In addition, Daymark historically provided some Investment Management services. Accordingly, all revenues and expenses related to our Investment Management segment that were provided by Daymark are also included in discontinued operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Management Services
Revenue	$57,110	$65,351	$174,068	$207,909
Compensation costs	9,631	8,260	28,503	27,569
Transaction commissions and related costs	2,751	3,625	9,376	14,020
Reimbursable salaries, wages and benefits	38,392	45,975	116,235	145,354
General and administrative	2,363	2,280	8,312	7,070
Provision for doubtful accounts	191	482	1,521	1,271

Segment operating income	3,782	4,729	10,121	12,625
Transaction Services
Revenue	68,322	59,907	191,588	156,824
Compensation costs	13,702	13,094	44,092	35,270
Transaction commissions and related costs	43,150	39,927	123,605	102,325
General and administrative	10,244	8,752	30,934	26,267
Provision for doubtful accounts	547	145	2,515	1,173

Segment operating income (loss)	679	(2,011)	(9,558)	(8,211)
Investment Management
Revenue	3,260	3,763	13,249	7,656
Compensation costs	1,894	2,436	6,058	7,567
Transaction commissions and related costs	1,023	795	2,778	2,145
General and administrative	1,640	1,480	5,218	4,208
Provision for doubtful accounts	(1)	—	(15)	—

Segment operating loss	(1,296)	(948)	(790)	(6,264)
Reconciliation to net income (loss) attributable to Grubb & Ellis Company:
Total segment operating income (loss)	3,165	1,770	(227)	(1,850)
Non-segment:
Corporate overhead (compensation, general and administrative costs)	(4,861)	(7,723)	(17,251)	(23,448)
Stock based compensation	(775)	(1,629)	(3,153)	(7,427)
Severance, retention and related charges	(6,911)	(949)	(9,466)	(3,717)
Depreciation and amortization	(2,026)	(1,660)	(6,088)	(4,974)
Interest	(2,372)	(758)	(4,060)	(1,262)
Other income (expense)	43	262	180	(11)

Loss from continuing operations before income tax benefit (provision)	(13,737)	(10,687)	(40,065)	(42,689)
Income tax benefit (provision)	4,138	(180)	4,161	(398)

Loss from continuing operations	(9,599)	(10,867)	(35,904)	(43,087)
Loss from discontinued operations — net of taxes	(980)	(4,449)	(8,076)	(15,476)
Gain on disposal of discontinued operations — net of taxes	15,371	—	15,371	—

Net income (loss)	4,792	(15,316)	(28,609)	(58,563)
Net loss attributable to noncontrolling interests	(198)	(511)	(977)	(2,518)

Net income (loss) attributable to Grubb & Ellis Company	$4,990	$(14,805)	$(27,632)	$(56,045)

10. DISCONTINUED OPERATIONS
On December 30, 2010, we completed the sale of NNN/SOF Avallon LLC (“Avallon”), a commercial office property located in Austin, Texas, for $37.0 million. We recognized a gain on sale of $1.3 million.
On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of our real estate investment fund business, Alesco, to Lazard Asset Management LLC. Closing of the transaction occurred on September 23, 2011. We recognized a loss on the sale of Alesco, net of taxes, of approximately $1.8 million in the third quarter of 2011 after writing off the assets, liabilities and deficit balance in noncontrolling interests associated with Alesco and recognizing the costs related to such transaction.
On August 10, 2011, we completed the sale of Daymark for (1) a cash payment of $0.5 million, (2) a $5.0 million promissory note provided to NNNRA, and (3) the assumption by the purchaser of $10.7 million of the net intercompany balance payable from us to NNNRA. We recorded a gain on sale, net of taxes of $8.3 million, of approximately $17.2 million related to the disposition of Daymark in the third quarter of 2011, after recording the $5.0 million Promissory Note, writing off all of the assets, liabilities and noncontrolling interests associated with Daymark and recognizing the transactions costs related to such transaction.
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

The following table summarizes the assets held for sale and liabilities held for sale as of December 31, 2010:

December 31,
(In thousands)	2010
Restricted cash	$4,652
Assets under management	901
Accounts receivable from related parties — net	12,718
Notes receivable — net	6,126
Notes and advances to related parties — net	12,275
Prepaid expenses and other assets	682
Investments in unconsolidated entities	5,178
Property held for sale	45,858
Property, equipment and leasehold improvements — net	1,096
Identified intangible assets — net	7,398
Other assets — net	3,430

Total assets	$100,314

Accounts payable and accrued expenses	$8,098
Due to related parties	2,178
Other liabilities	25,704
NNN senior notes	16,277
Mortgage notes	70,000
Capital lease obligations	22
Deferred tax liabilities	199

Total liabilities	$122,478

From August 1, 2006 to January 2007, NNN Collateralized Senior Notes, LLC (the “NNN Senior Notes Program”), a wholly owned subsidiary of Daymark, issued $16.3 million of notes which had an original maturity date of August 29, 2011 and bore interest at a rate of 8.75% per annum. Interest on the notes was payable monthly in arrears on the first day of each month, commencing on the first day of the month occurring after issuance. The notes mature five years from the date of first issuance of any of such notes, with two one-year options to extend the maturity date of the notes at the Senior Notes Program’s option. The interest rate will increase to 9.25% per annum during any extension. The Senior Notes Program has the right to redeem the notes, in whole or in part, at par value. The notes are the NNN Senior Notes Program’s senior obligations, ranking pari passu in right of payment with all other senior debt incurred and ranking senior to any subordinated debt it may incur. The notes are effectively subordinated to all present or future debt secured by real or personal property to the extent of the value of the collateral securing such debt. The notes are secured by a pledge of the NNN Senior Notes Program’s membership interest in NNN Series A Holdings, LLC, which is the Senior Notes Program’s wholly owned subsidiary for the sole purpose of making the investments. Each note is guaranteed by Grubb & Ellis Realty Investors, LLC (“GERI”). The guarantee is secured by a pledge of GERI membership interest in the NNN Senior Notes Program. The guarantee requires GERI to maintain at all times during the term the notes are outstanding a net worth of at least $0.5 million.
On May 13, 2011, pursuant to the terms of the indenture underlying the NNN Senior Notes, the NNN Senior Notes Program notified the trustee and holders of the NNN Senior Notes that the maturity date of the NNN Senior Notes was extended by one year, effective as of August 29, 2011 (the “Extension Effective Date”). Accordingly, the maturity date of the NNN Senior Notes is August 29, 2012. In accordance with the terms and provisions of the indenture, the NNN Senior Notes shall bear interest at 9.25% per annum until the extended maturity date. The NNN Senior Notes Program may extend the maturity date for an additional year, through August 29, 2013, in accordance with the terms and provisions of the indenture and the NNN Senior Notes.
The following table summarizes the income (loss) and (expense) components — net of taxes that comprised discontinued operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Revenue	$3,126	$7,518	$14,184	$22,062
Rental related revenue	1,710	7,744	8,916	23,043
Compensation costs	(4,062)	(6,533)	(15,707)	(18,844)
General and administrative	(2,637)	(1,496)	(14,046)	(6,005)
Provision for doubtful accounts	39	(1,015)	(2,206)	(2,515)
Depreciation and amortization	(341)	(1,950)	(2,628)	(5,264)
Rental related	(907)	(5,393)	(5,514)	(16,244)
Interest	(760)	(2,227)	(3,903)	(6,771)
Real estate related (impairments) recoveries	—	(750)	9,858	(2,573)
Intangible asset impairment	—	(338)	(480)	(1,977)
Equity in earnings (losses) of unconsolidated entities	53	(275)	309	(498)
Interest income	23	35	101	86
Other (expense) income	(422)	263	(107)	25
Income tax benefit (provision)	3,198	(32)	3,147	(1)

Loss from discontinued operations — net of taxes	(980)	(4,449)	(8,076)	(15,476)
Gain on disposal of discontinued operations — net of taxes	15,371	—	15,371	—

Total income (loss) from discontinued operations	$14,391	$(4,449)	$7,295	$(15,476)

11. COMMITMENTS AND CONTINGENCIES
Operating Leases — We have non-cancelable operating lease obligations for office space and certain equipment ranging from one to ten years, and sublease agreements under which we act as a sublessor. The office space leases often times provide for annual rent increases, and typically require payment of property taxes, insurance and maintenance costs.
Rent expense under these operating leases was approximately $5.9 million and $5.7 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $17.9 million and $17.3 million for the nine months ended September 30, 2011 and 2010, respectively. Rent expense is included in general and administrative expense in the accompanying consolidated statements of operations.
Capital Lease Obligations — We lease computers, copiers and postage equipment that are accounted for as capital leases.
NYSE Listing — On April 7, 2011, we received written notice from NYSE Regulation, Inc. that the 30 trading-day average closing price of its common stock had fallen below $1.00 and as a consequence, we were no longer in compliance with the continued listing criteria of the New York Stock Exchange (the “NYSE”) relating to minimum average trading price. As of April 4, 2011, the Company’s 30 trading-day average closing price was $0.99 per share.
The NYSE’s continued listing standards require that we maintain an average market capitalization and shareowners’ equity of not less than $50.0 million and that our common stock, among other things, not have an average closing price of at least $1.00 over a consecutive thirty trading day period. As of September 30, 2011, we had a market capitalization and shareowner’s deficit of $29.4 million and $101.9 million, respectively, a stock price of $0.42 per share and a thirty day average of $0.53 per share. There can be no assurance that we will be able to maintain the minimum levels of market capitalization and shareowner’s equity and stock price as required by the NYSE. If we are unable to maintain compliance with the NYSE’s continued listing standard, our common stock will be delisted from the NYSE. As a result, we likely would have our common stock listed on another national exchange or quoted on the Over-the-Counter Bulletin Board (“OTC BB”) in order to have our common stock continue to be traded on a public market. In order to have our common stock listed on another national exchange, we will need to effect a reverse stock split. However, there can be no assurance that we will be able to obtain the required shareowner approval for such reverse stock split. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. Delisting from the NYSE and failure to register on another national exchange, of which there are no assurances, would trigger a “fundamental change” under the indenture for our Convertible Notes and allow the holders of the Convertible Notes to trigger a repurchase obligation by us of the Convertible Notes. We may not have sufficient funds to repurchase the Convertible Notes should such a fundamental change occur. Delisting from the NYSE may also preclude us from using certain state securities law exemptions, which could make it more difficult and expensive for us to raise capital in the future and more difficult for us to provide compensation packages sufficient to attract and retain top talent. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, and such issuers receive less news and analyst coverage, our reputation may suffer, which could result in a decrease in the trading price of our shares. The delisting of our common stock from the NYSE, therefore, could significantly disrupt the ability of investors to trade our common stock and could have a material adverse effect on us and the value and liquidity of our common stock.
As required by the NYSE, in order to maintain our listing, we were required to have our average share price return to at least the $1.00 price level by October 7, 2011. As of October 7, 2011, and through the date of this Quarterly Report, we have not cured this price deficiency. We have been in continuous dialogue with the NYSE regarding our continuing efforts to cure this deficiency, and at the present time the NYSE has agreed to continue to work with us on an interim basis as we take actions to cure this deficiency in connection with our strategic process or otherwise.
Our business operations, SEC reporting requirements and debt agreements are currently unaffected by our current NYSE status.
Claims and Lawsuits — We are involved in lawsuits relating to certain of the investment management offerings of our former affiliate, Grubb & Ellis Realty Investors, LLC (“GERI”), in particular, its TIC programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud and breach of fiduciary duty, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, and attorneys’ fees and costs. The damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by our existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.
Met Center 10
One such matter relates to a TIC property known as Met Center 10, located in Austin, Texas. The Company and certain of its former and current subsidiaries have been involved in multiple legal proceedings relating to Met Center 10, including three actions pending in state court in Austin, Texas and an arbitration proceeding being conducted in California. The arbitration proceeding involves GERI, a subsidiary of Daymark, and is pending before the American Arbitration Association in Orange County, California captioned NNN Met Center 10 1, LLC, et al. v. Grubb & Ellis Realty Investors, LLC (the “Met 10 Arbitration”). A state court action involving GERI is pending in the District Court of Travis County, Texas captioned NNN Met Center 10, LLC v. Met Center Partners-6, Ltd., et al. (the “Met 10 Main Action”). Two additional state court actions involving the Company, GERI, and Grubb & Ellis Management Services, Inc. (“GEMS”) are pending in the District Court for Travis County, Texas captioned NNN Met Center 10-1, LLC v. Lexington Insurance Company, et al. and NNN Met Center 10, LLC v. Lexington Insurance Company, et al. (together, the “Met 10 Lexington Actions”).
As described above, under the Purchase Agreement, we agreed to indemnify Purchaser and its affiliates (including GERI) against liabilities, expenses, obligations, or claims related to Met Center 10, subject to certain limitations.
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

Before the beginning of the Phase 2 hearing, the TICs, GERI, and Lexington Insurance Company reached a settlement, which has been documented and executed by the parties, and which is awaiting court approval. The settlement is for $0.1 million, net of insurance recoveries. Among other things, under the terms of the settlement, GERI must pay $0.1 million to the TICs shortly after the settlement is approved by the court, and may be obligated to subsequently pay up to approximately $0.6 million in addition to the initial $0.1 million payment, depending upon the resolution of claims relating to Met Center 10 against parties other than GERI. The TICs are releasing all claims relating to Met Center 10 against, among others, us and GERI. The $0.1 million settlement was paid by GERI in the third quarter of 2011.
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
TIC Program Exchange Litigation
GERI and Grubb & Ellis Company are defendants in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in TIC investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. By way of a first amended complaint, the plaintiffs are alleging that GERI is merely an inadequately capitalized instrumentality of Grubb & Ellis Company and that Grubb & Ellis Company should be held liable for acts and omissions of GERI. The plaintiffs are seeking damages totaling $26.5 million, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Under the Purchase Agreement, IUC-SOV, LLC agreed to indemnify and hold harmless us and our officers, directors, and affiliates against any liabilities of, obligations of or claims against us related to or arising from the businesses or operations of any “Acquired Company” (including GERI). By letter dated September 26, 2011, the Company made a demand, pursuant to the Purchase Agreement, that IUC-SOV, LLC indemnify and hold harmless us against any and all losses that may be incurred or suffered by us in connection with the Mandel action. IUC-SOV, LLC did not make any objection to that claim for indemnification.

We and GERI filed demurrers to the first amended complaint. The court sustained GERI’s demurrer and granted the plaintiffs leave to file an amended pleading. The court denied our demurrer. We intend to vigorously defend the claims asserted by the plaintiffs and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Durham Office Park
Grubb & Ellis Company and Grubb & Ellis Securities as well as various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al. Plaintiffs invested more than $11 million for TIC interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
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
Guarantees — Historically Daymark provided non-recourse carve-out guarantees or indemnities with respect to loans for properties owned or under the management of Daymark. As of September 30, 2011, subsequent to the sale of Daymark, there were six properties under the management of Daymark for which we continue to have non-recourse carve-out loan guarantees or indemnities of approximately $120.7 million in total principal outstanding (of which $12.2 million are recourse loan guarantees) with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $198.0 million. As of December 31, 2010, there were 133 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.3 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments.
Our guarantees consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(In thousands)	2011	2010
Daymark non-recourse/carve-out guarantees of debt of properties under Daymark management(1)	$—	$2,975,582
Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under Daymark management(1)	$77,394	$47,092
Daymark and Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under Daymark management(2)	$31,052	$31,271
Daymark non-recourse/carve-out guarantees of debt of Daymark owned property(1)	$—	$60,000
Daymark recourse guarantees of debt of properties under Daymark management	$—	$12,900
Grubb & Ellis Company recourse guarantees of debt of properties under Daymark management(3)	$12,248	$11,998
Daymark recourse guarantees of debt of Daymark owned property(4)	$—	$10,000

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
Certain acts (typically the first three listed above) may render the entire debt balance recourse to the guarantor or indemnitor, while the liability for other acts is typically limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees and indemnities. Generally the guarantor or indemnitor irrevocably and unconditionally guarantees or indemnifies the lender the payment and performance of the guaranteed or indemnified obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor or indemnitor covenants and agrees that it is liable for the guaranteed or indemnified obligations as a primary obligor. As of September 30, 2011, to the best of our knowledge, there was no debt owed by us as a result of the borrowers engaging in prohibited acts, despite the prohibited acts that occurred as more fully described below.
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
If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of September 30, 2011 and December 31, 2010, we had recourse guarantees of $12.2 million and $24.9 million, respectively, relating to debt of properties under Daymark management (of which $12.2 million and $12.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to Daymark). As of September 30, 2011 and December 31, 2010, approximately $1.3 million and $9.5 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $1.3 million and $2.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to Daymark). In addition, as of September 30, 2011, and December 31, 2010, we had $8.0 million of recourse guarantees related to debt that will mature in the next twelve months (of which $8.0 million is recourse back to Grubb & Ellis Company). In connection with the sale of Daymark, the purchaser indemnified us up to $7.5 million for liabilities, obligations and claims related to or arising from the business or operations of Daymark or its subsidiaries. Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities may exceed estimates. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of September 30, 2011 and December 31, 2010, we recorded a liability of $0 and $0.8 million which is included in liabilities held for sale, related to our estimate of probable loss related to recourse guarantees of debt of properties under Daymark management and previously under management.
An unaffiliated, individual investor entity (the “TIC debtor”), who was a minority owner in the Met Center 10 TIC program originally sponsored by GERI, filed a chapter 11 bankruptcy petition in January 2011. The principal balance of the mortgage debt for the Met Center 10 property was approximately $29.4 million at the time of the bankruptcy filing. On February 1, 2011, the special servicer for that loan foreclosed on all of the undivided TIC ownership interests in the Met Center 10 property, except the interest owned by the TIC debtor. The automatic stay imposed following the bankruptcy filing prevented the special servicer from foreclosing on 100% of the TIC ownership interests. The special servicer filed a motion for relief from the automatic stay to foreclose upon the remaining TIC ownership interest. By order dated May 2, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to November 1, 2011. The May 2, 2011 order also established a procedure by which the special servicer would be required to reconvey the foreclosed upon interests to the Met Center 10 debtor and the other investor entities following payment of an “amount due” as that term is defined in the May 2, 2011 Order. By subsequent order dated October 13, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to February 28, 2012.
GERI executed a non-recourse carve-out guarantee in connection with the mortgage loan for the Met 10 property. As discussed in the “Guarantees” disclosure above, such a “non-recourse carve-out” guarantee only imposes liability on GERI if certain acts prohibited by the loan documents take place. Liability under the non- recourse carve-out guarantee may be triggered by the voluntary bankruptcy filing made by the TIC debtor. As a consequence of the bankruptcy filing, the lender may assert that GERI is liable under the guarantee. GERI’s ultimate liability under the guarantee is uncertain as a result of numerous factors, including, without limitation, whether the bankruptcy filing of the TIC debtor triggered GERI’s obligations under the guarantee, the amount of the lender’s credit bid at the time of foreclosure, events in the bankruptcy proceeding and the ultimate disposition of the bankruptcy proceeding, and the defenses GERI may raise under the guarantee. As described above, under the Purchase Agreement, the Company agreed to indemnify Purchaser and its affiliates (including GERI) against liabilities, expenses, obligations, or claims related to Met Center 10, subject to certain limitations. The Company intends to vigorously dispute any imposition of any liability under the Met Center 10 guarantee. As of September 30, 2011, we did not have any liabilities accrued related to that guarantee.
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
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of September 30, 2011 and December 31, 2010, $3.0 million and $3.4 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as of September 30, 2011 and December 31, 2010 have recorded the cash surrender value of the policies of $0.3 million and $1.1 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. These awards vest over three to five years. Vested phantom stock awards are also unfunded and paid according to distribution elections made by the participants at the time of vesting and will be settled by issuing shares of our common stock from our treasury share account or issuing unregistered shares of our common stock to the participant. As of September 30, 2011 and December 31, 2010, an aggregate of 3.8 million and 4.1 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, as of September 30, 2011 grants with respect to 686,670 phantom shares had a guaranteed minimum share price ($2.4 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
12. PREFERRED STOCK
During the fourth quarter of 2009, we completed a private placement of 965,700 shares of 12% cumulative participating perpetual convertible preferred stock, par value $0.01 per share (“Preferred Stock”), to qualified institutional buyers and other accredited investors, including our directors and management.
Each share of Preferred Stock is convertible, at the holder’s option, into our common stock, par value $.01 per share at a conversion rate of 60.606 shares of common stock for each share of Preferred Stock, which represents a conversion price of approximately $1.65 per share of common stock, a 10.0% premium to the closing price of the common stock on October 22, 2009. In addition, upon conversion, accrued unpaid dividends are convertible into shares of common stock at the conversion ratio of 0.60606 shares of common stock per $1.00. As of September 30, 2011, the maximum number of shares of common stock that could be required to be issued upon conversion of the Preferred Stock, including accrued unpaid dividends, was 63,867,822 shares of common stock. On October 5, 2011, one of our holders of Preferred Stock converted 2,200 shares of Preferred Stock, including accrued and unpaid dividends, into 145,740 shares of common stock.

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
During the year ended December 31, 2010, the Board of Directors declared four quarterly dividends of $3.00 per share on our Preferred Stock, which were paid on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. The Board of Directors determined, as permitted, not to declare a dividend on our 12% Preferred Stock, for the quarters ending March 31, 2011, June 30, 2011 and September 30, 2011. Since we have missed two consecutive quarterly dividend payments, the dividend rate will automatically be increased by 0.50% of the initial liquidation preference per share per quarter (up to a maximum amount of increase of 2% of the initial liquidation preference per share) until cumulative dividends have been paid in full. In addition, subject to certain limitations, in the event the dividends on the Preferred Stock are in arrears for six or more quarters, whether or not consecutive, holders representing a majority of the shares of Preferred Stock voting together as a class with holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable will be entitled to nominate and vote for the election of two additional directors to serve on the board of directors until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred or are exercisable have been paid or declared and a sum sufficient for payment has been set aside therefore. Since the terms of the Preferred Stock provide for cumulative dividends, we have accrued the unpaid first and second quarter 2011 dividend payments of $3.00 per share per quarter and third quarter 2011 dividend payment of $3.125 per share on our Preferred Stock, which is included in Preferred Stock on our consolidated balance sheet as of September 30, 2011. As of September 30, 2011, the amount of accrued and unpaid dividends totaled $8.8 million.
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
The following is a reconciliation between weighted-average shares used in the basic and diluted earnings (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator for loss per share — basic:
Loss from continuing operations	$(9,599)	$(10,867)	$(35,904)	$(43,087)
Less: Preferred dividends	(3,018)	(2,897)	(8,812)	(8,691)

Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	(12,617)	(13,764)	(44,716)	(51,778)
Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	14,391	(4,449)	7,295	(15,476)
Less: Income allocated to participating shareowners	(1,023)	—	—	—

Net income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	13,368	(4,449)	7,295	(15,476)
Net loss attributable to noncontrolling interests	198	511	977	2,518

Net income (loss) attributable to Grubb & Ellis Company common shareowners	$949	$(17,702)	$(36,444)	$(64,736)

Denominator for loss per share — basic:
Weighted-average number of common shares outstanding	66,059	64,860	65,886	64,624
Denominator for loss per share — diluted:
Weighted-average number of common shares outstanding	66,784	64,860	65,886	64,624
Loss per share — basic:
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.19)	$(0.20)	$(0.66)	$(0.76)
Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	0.20	(0.07)	0.11	(0.24)

Net income (loss) per share attributable to Grubb & Ellis Company common shareowners	$0.01	$(0.27)	$(0.55)	$(1.00)

Loss per share — diluted(1):
Loss from continuing operations attributable to Grubb & Ellis Company common shareowners	$(0.19)	$(0.20)	$(0.66)	$(0.76)
Income (loss) from discontinued operations attributable to Grubb & Ellis Company common shareowners	0.20	(0.07)	0.11	(0.24)

Net income (loss) per share attributable to Grubb & Ellis Company common shareowners	$0.01	$(0.27)	$(0.55)	$(1.00)

Total participating shareowners:
(as of the end of the period used to allocate earnings)
Preferred shares (as if converted to common shares)	63,868	58,527	63,868	58,527
Unvested restricted stock	3,920	4,990	3,920	4,990
Unvested phantom stock	3,498	4,273	3,498	4,273

Total participating shares	71,286	67,790	71,286	67,790

Total vested common shares outstanding	66,104	64,911	66,104	64,911

(1)
Excluded from the calculation of diluted weighted-average common shares of the three and nine months ended September 30, 2011 and 2010 were the following securities, the effect of which would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Outstanding unvested restricted stock	3,331	4,990	3,920	4,990
Outstanding options to purchase shares of common stock	275	435	275	435
Outstanding unvested shares of phantom stock	2,317	4,273	3,498	4,273
Outstanding warrants*	7,041	—	7,041	—
Convertible notes (as if converted to common shares)	14,036	14,036	14,036	14,036
Convertible preferred shares (as if converted to common shares)	63,868	58,527	63,868	58,527

Total	90,868	82,261	92,638	82,261

*	In connection with increasing the size of our Credit Facility on October 16, 2011 we issued an additional 3,728,888 common stock purchase warrants, each exercisable for one share of our common stock.
14. COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net income (loss)	$4,792	$(15,316)	$(28,609)	$(58,563)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments	(163)	113	(255)	193

Total comprehensive loss	4,629	(15,203)	(28,864)	(58,370)

Comprehensive loss attributable to noncontrolling interests	(198)	(511)	(977)	(2,518)

Comprehensive income (loss) attributable to Grubb & Ellis Company	$4,827	$(14,692)	$(27,887)	$(55,852)

15. CHANGES IN DEFICIT
The following is a reconciliation of total deficit, deficit attributable to Grubb & Ellis Company and equity attributable to noncontrolling interests from December 31, 2010 to September 30, 2011 (in thousands):

						Total
				Accumulated		Grubb & Ellis
			Additional	Other		Company
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareowners’	Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Interests	Deficit
Balance as of December 31, 2010	70,076	$701	$409,943	$148	$(478,881)	$(68,089)	$9,130	$(58,959)

Vesting of share-based compensation	—	—	3,153	—	—	3,153	—	3,153
Preferred dividends accrued	—	—	(8,812)	—	—	(8,812)	—	(8,812)
Issuance of shares for vested phantom stock	158	—	—	—	—	—	—	—
Forfeiture of non-vested restricted shares	(293)	(3)	(219)	—	—	(222)	—	(222)
Contributions from noncontrolling interests	—	—	—	—	—	—	77	77
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,194)	(1,194)
Deconsolidation of subsidiaries and sponsored mutual fund	—	—	—	—	—	—	(7,036)	(7,036)
Change in unrealized loss on marketable securities	—	—	—	(255)	—	(255)	—	(255)
Net loss	—	—	—	—	(27,632)	(27,632)	(977)	(28,609)

Comprehensive loss	—	—	—	—	—	(27,887)	(977)	(28,864)

Balance as of September 30, 2011	69,941	$698	$404,065	$(107)	$(506,513)	$(101,857)	$—	$(101,857)

During the nine months ended September 30, 2011 and 2010, we granted 0 and 2,225,000 restricted shares of common stock, respectively.
16. OTHER RELATED PARTY TRANSACTIONS
Offering Costs and Other Expenses Related to Public Non-Traded REITs — We, through our consolidated subsidiaries Grubb & Ellis Apartment REIT Advisor, LLC and Grubb & Ellis Healthcare REIT II Advisor, LLC, bear certain general and administrative expenses in our capacity as advisor of Grubb & Ellis Apartment REIT, Inc. (now known as Apartment Trust of America, Inc.) (“Apartment REIT”) and Grubb & Ellis Healthcare REIT II, Inc. (“Healthcare REIT II”), respectively, and are reimbursed for these expenses. However, Apartment REIT and Healthcare REIT II will not reimburse us for any operating expenses that, in any four consecutive fiscal quarters, exceed the greater of 2.0% of average invested assets (as defined in their respective advisory agreements) or 25.0% of the respective REIT’s net income for such year, unless the board of directors of the respective REITs approve such excess as justified based on unusual or nonrecurring factors. All unreimbursable amounts, if any, are expensed by us. There were no unreimbursed amounts expensed by us during the three and nine months ended September 30, 2011 and 2010.
We also pay for the organizational, offering and related expenses on behalf of Healthcare REIT II’s initial offering and paid for such expenses related to Apartment REIT’s follow-on offering (through December 31, 2010 when we terminated our advisory and dealer-manager relationship with Apartment REIT). These organizational and offering expenses include all expenses (other than selling commissions and a dealer manager fee which represent 7.0% and 3.0% of the gross offering proceeds, respectively) to be paid by Healthcare REIT II and Apartment REIT in connection with these offerings. These expenses only become a liability of Healthcare REIT II and Apartment REIT to the extent other organizational and offering expenses do not exceed 1.0% of the gross proceeds of the offerings. As of September 30, 2011 and December 31, 2010, we have incurred expenses of $2.8 million and $2.7 million, respectively, in excess of 1.0% of the gross proceeds of Healthcare REIT II’s initial offering. On November 7, 2011, Healthcare REIT II terminated their advisory and dealer-manager relationship with us. See Note 1 for further information. We believe that the $2.8 million of expenses we have incurred related to organization and offering costs will be reimbursed from future gross proceeds raised by Healthcare REIT II. As of September 30, 2011 and December 31, 2010, we have incurred expenses of $2.5 million, in excess of 1.0% of the gross proceeds of Apartment REIT’s follow-on offering. During the nine months ending September 30, 2011, we wrote off approximately $2.5 million of fully reserved offering costs related to Apartment REIT’s follow-on offering. As of December 31, 2010, we have recorded an allowance for bad debt of approximately $2.5 million, related to Apartment REIT’s follow-on offering costs as we believe that such amounts may not be reimbursed.
Management Fees — We provide both transaction and management services to parties, which are related to one of our principal shareowners and directors (collectively, “Kojaian Companies”). In addition, we also pay asset management fees to Kojaian Companies related to properties we manage on their behalf. Revenue, including reimbursable expenses related to salaries, wages and benefits, earned by us for services rendered to Kojaian Companies, including joint ventures, officers and directors and their affiliates, net of asset management fees paid to Kojaian Companies, was $1.6 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $3.9 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively.
In the second quarter of 2011, we began providing management services to the brother of one of our principal shareowners and directors. Revenue earned by us for services rendered was approximately $3,000 and $5,000 for the three and nine months ended September 30, 2011, respectively.
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

17. INCOME TAXES
The components of income tax benefit (provision) from continuing operations for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Current:
Federal	$—	$—	$—	$—
State	85	(268)	136	(281)
Foreign	(22)	88	(49)	(117)

	63	(180)	87	(398)

Deferred:
Federal	3,593	—	3,635	—
State	482	—	439	—

	4,075	—	4,074	—

Total income tax benefit (provision)*	$4,138	$(180)	$4,161	$(398)

*
The income tax benefit from continuing operations for the three and nine months ended September 30, 2011 is offset by the income tax (provision) from discontinued operations of ($4.3) million for the three and nine months ended September 30, 2011.

We recorded net prepaid taxes totaling approximately $0.1 million and $0.2 million as of September 30, 2011 and December 31, 2010, respectively, comprised primarily of state tax refunds receivable, overpayments and state prepaid taxes.
As of December 31, 2010, federal net operating loss carryforwards in the amount of approximately $158.8 million were available to us, translating to a deferred tax asset of $55.6 million before valuation allowance as reported in our 2010 tax return filed on September 15, 2011. These NOLs will expire between 2027 and 2030. Approximately $77 million of these NOLs were generated by members of the Daymark group of companies. We have agreed with the buyer that these tax attributes will remain with the Daymark group after the sale.
We also have state net operating loss carryforwards from December 31, 2010 and previous periods totaling $227.2 million, translating to a deferred tax asset of $14.9 million before valuation allowances. These NOLs will begin to expire in 2017 and are exclusive of any state NOLs attributable to the Daymark group.
We regularly review our deferred tax assets for realizability and have established a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to the cumulative pre-tax book loss in the past three years and the inherent volatility of our business in recent years, we believe that this negative evidence supports the position that a valuation allowance is required pursuant to ASC 740, Income Taxes, (“Income Taxes Topic”). Management determined that as of September 30, 2011, $53.6 million of deferred tax assets do not satisfy the recognition criteria set forth in the Income Taxes Topic. Accordingly, a valuation allowance has been recorded for this amount. If released, the entire amount would result in a benefit to continuing operations. The current period net change in valuation allowance also takes into consideration the reduction in deferred tax assets of $69 million attributable to the Daymark group.
The differences between the total income tax benefit (provision) from continuing operations for financial statement purposes and the income taxes computed using the applicable federal income tax rate of 35.0% for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Federal income taxes at the statutory rate	$4,781	$3,778	$13,996	$15,014
State income taxes, net of federal benefit	403	1,105	1,238	1,970
Foreign income taxes	(22)	89	(50)	(117)
Other	163	—	371	—
Non-deductible expenses	(330)	(691)	(2,411)	(1,273)
Change in valuation allowance	(857)	(4,461)	(8,983)	(15,992)

Benefit (provision) for income taxes	$4,138	$(180)	$4,161	$(398)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
As a result of reclassifying Daymark to discontinued operations in the second quarter of 2011, our segment disclosure no longer includes a Daymark segment as all of the Daymark segment is included in discontinued operations. In addition, Daymark historically provided some Investment Management services. Accordingly, all revenues and expenses related to our Investment Management segment that were provided by Daymark are also included in discontinued operations.
On March 21, 2011, we announced that we had retained JMP Securities LLC as an advisor to explore strategic alternatives for the Company, including a potential merger or sale transaction.
On June 1, 2011, we entered into a definitive agreement for the sale of substantially all of the assets of our real estate investment fund business, Alesco Global Advisors (“Alesco”), to Lazard Asset Management LLC. Closing of the transaction occurred on September 23, 2011. We recognized a loss on the sale of Alesco, net of taxes, of approximately $1.8 million in the third quarter of 2011 after writing off the assets, liabilities and deficit balance in noncontrolling interests associated with Alesco and recognizing the costs related to such transaction.
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

Pursuant to the Purchase Agreement, we sold to Purchaser all of the outstanding shares of Daymark in exchange for (1) a cash payment of $0.5 million (the “Estimated Closing Cash Payment”) from Purchaser and (2) the assumption by Purchaser of $10.7 million of the net intercompany balance payable from us to NNN Realty Advisors, Inc. (“NNNRA”), a wholly owned subsidiary of Daymark.
Pursuant to the Purchase Agreement, immediately after the completion of the sale of the Daymark shares (and after NNNRA had become a wholly owned subsidiary of the Purchaser), the Company (1) paid NNNRA a $0.5 million cash payment and (2) issued to NNNRA a $5.0 million promissory note (the “Promissory Note”) in full satisfaction of the remaining portion of the Company’s net intercompany balance payable to NNNRA that was not assumed by Purchaser.
We recorded a gain on sale, net of taxes of $8.3 million, of approximately $17.2 million related to the disposition of Daymark in the third quarter of 2011, after recording the $5.0 million Promissory Note, writing off all of the assets, liabilities and noncontrolling interests associated with Daymark and recognizing the transactions costs related to such transaction.
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
Pursuant to the Purchase Agreement, the Purchaser has agreed to indemnify, subject to limitations, us and our affiliates against any losses incurred or suffered by them as a result of (1) the breach of any representation or warranty made by Purchaser in the Purchase Agreement (subject to applicable survival limitations); (2) the breach of any covenant or agreement made by Purchaser in the Agreement; (3) any liabilities of, obligations of or claims against us or any of our subsidiaries related to or arising from the business or operations of Daymark or any of its subsidiaries (whether relating to matters that occurred, arose or were asserted prior to the Closing or relating to matters that occur, arise or are asserted after the Closing), including existing and future litigation and claims, non-recourse carve-out guarantees and other guaranty obligations of us and our subsidiaries (provided that Purchaser shall not be obligated to indemnify Seller or its affiliates for losses of Seller or its affiliates that are the result of (x) certain litigation matters or (y) fraud by Seller); (4) the first $0.65 million of legal fees and expenses relating to Met Center 10 that have not been paid prior to the Closing; and (5) fraud by Purchaser or any of its subsidiaries. Among other indemnification limitations, the liability of Purchaser for indemnifying us and our affiliates for liabilities, obligations or claims related to or arising from the business or operations of Daymark or its subsidiaries as described in clause (3) above (if related solely to any fact, event or circumstances prior to the Closing) shall not exceed $7.5 million in the aggregate.
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
RESULTS OF OPERATIONS
Overview
We reported revenue of $128.7 million for the three months ended September 30, 2011, compared with revenue of $129.0 million for the same period in 2010. The decrease was primarily the result of a decrease in Management Services revenue of $8.2 million and a decrease in Investment Management revenue of $0.5 million offset by an increase in Transaction Services revenue of $8.4 million. The decrease in our Management Services revenue as compared to the prior year period is primarily attributed to a decrease in reimbursable revenue. The increase in our Transaction Services revenue can be attributed to increased sales and appraisal transactions.
The income available to Grubb & Ellis Company for the third quarter of 2011 was $5.0 million After the accrual of preferred stock dividends of $3.0 million and income allocated to participating shareowners of $1.0 million, the net income available to Grubb & Ellis Company common shareowners for the three months ended September 30, 2011 was $0.9 million, or $0.01 per diluted share. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) was negative $0.4 million for the third quarter of 2011 as shown in Adjusted EBITDA table included in the Non-GAAP Financials Measures section of this Item 2.
We reported revenue of $378.9 million for the nine months ended September 30, 2011, compared with revenue of $372.4 million for the same period in 2010. The increase was primarily the result of an increase in Transaction Services revenue of $34.7 million and an increase in Investment Management revenue of $5.6 million offset by a decrease in Management Services revenue of $33.8 million. The increase in our Investment Management revenue resulted from more acquisitions in 2011, as $237.3 million of acquisitions were closed in 2011 compared to $138.0 million of acquisitions in 2010. The increase in our Transaction Services revenue can be attributed to increased sales and appraisal transactions. The decrease in our Management Services revenue as compared to the prior year period is primarily attributed to a decrease in reimbursable revenue.
The loss attributable to Grubb & Ellis Company for the nine months ended September 30, 2011 was $27.6 million. After the accrual of preferred stock dividends of $8.8 million, the net loss attributable to Grubb & Ellis Company common shareowners for the nine months ended September 30, 2011 was $36.4 million, or $0.55 per diluted share. Adjusted EBITDA was negative $11.2 million for the nine months ended September 30, 2011 as shown in Adjusted EBITDA table included in the Non-GAAP Financials Measures section of this Item 2.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
The following summarizes comparative results of operations for the periods indicated.

	Three Months Ended
	September 30,		Change
(In thousands)	2011	2010	$	%
Revenue
Management services	$57,110	$65,351	$(8,241)	(12.6)%
Transaction services	68,322	59,907	8,415	14.0
Investment management	3,260	3,763	(503)	(13.4)

Total revenue	128,692	129,021	(329)	(0.3)

Operating Expense
Compensation costs	121,362	120,796	566	0.5
General and administrative	15,976	16,129	(153)	(0.9)
Provision for doubtful accounts	736	627	109	17.4
Depreciation and amortization	2,026	1,660	366	22.0
Interest	2,372	758	1,614	212.9

Total operating expense	142,472	139,970	2,502	1.8

Operating Loss	(13,780)	(10,949)	(2,831)	(25.9)

Other Income (Expense)
Equity in losses of unconsolidated entities	—	(204)	204	100.0
Interest income	43	12	31	258.3
Other income	—	454	(454)	(100.0)

Total other income	43	262	(219)	(83.6)

Loss from continuing operations before income tax benefit (provision)	(13,737)	(10,687)	(3,050)	(28.5)
Income tax benefit (provision)	4,138	(180)	4,318	2,398.9

Loss from continuing operations	(9,599)	(10,867)	1,268	11.7

Discontinued operations
Loss from discontinued operations — net of taxes	(980)	(4,449)	3,469	78.0
Gain on disposal of discontinued operations — net of taxes	15,371	—	15,371	—

Total income (loss) from discontinued operations	14,391	(4,449)	18,840	423.5

Net income (loss)	4,792	(15,316)	20,108	131.3
Net loss attributable to noncontrolling interests	(198)	(511)	313	61.3

Income available (loss attributable) to Grubb & Ellis Company	4,990	(14,805)	19,795	133.7
Preferred stock dividends	(3,018)	(2,897)	(121)	(4.2)
Income allocated to participating shareowners	(1,023)	—	(1,023)	—

Income available (loss attributable) to Grubb & Ellis Company common shareowners	$949	$(17,702)	$19,674	111.1%

Revenue
Management Services Revenue
Management Services revenue decreased $8.2 million, or 12.6%, to $57.1 million for the three months ended September 30, 2011, compared to $65.4 million for the same period in 2010 due primarily to a decrease in reimbursable or pass through revenue of $7.5 million. As of September 30, 2011, we managed approximately 222.7 million square feet of commercial real estate property, including 0.2 million square feet of the Daymark portfolio compared to 247.4 million square feet of property as of September 30, 2010 (which included 22.2 million square feet of the Daymark portfolio). As a result of the sale of Daymark, as of September 30, 2011 GEMS only manages 0.2 million square feet of the Daymark portfolio. In addition, GEMS began servicing an approximately 10.0 million square foot facilities management contract during the first quarter of 2011.

Transaction Services Revenue
Transaction Services revenue increased $8.4 million, or 14.0%, to $68.3 million for the three months ended September 30, 2011, compared to $59.9 million for the same period in 2010 due to increased sales transaction volume and values as a result of increased broker productivity and the recovering real estate market. Leasing activity represented approximately 65% of the total sales and leasing revenue of $54.5 million in 2011, while sales accounted for 35% of total sales and leasing revenue. In 2010, the revenue breakdown was 67% leasing, and 33% sales of total sales and leasing revenue of $53.8 million. As of September 30, 2011, we had 871 brokers in owned offices, down from 1,006 as of December 31, 2010. Other revenue was $13.8 million and $6.1 million for the three months ended September 30, 2011 and 2010, respectively, and includes $5.9 million of revenue for the three months ended September 30, 2011 related to our appraisal and valuation business compared to $0.7 million of revenue in the prior year period. Appraisal and valuation revenue increased approximately 22.9% sequentially from the second quarter of 2011 of $4.8 million.
We expect our Transaction Services revenue to be relatively flat in the fourth quarter of 2011 as compared to the fourth quarter of 2010 as a result of a decrease in our broker headcount combined with an increase in cycle time for investment sales which began in third quarter of 2011. These factors will be offset with year over year growth in our appraisal and valuation revenue.
Investment Management Revenue
Investment Management revenue decreased $0.5 million, or 13.4%, to $3.3 million for the three months ended September 30, 2011, compared to $3.8 million for the same period in 2010. Investment Management revenue reflects revenue generated through the fee structure of our non-traded REIT program, Healthcare REIT II, and for the three months ended September 30, 2011, includes acquisition fees of $0.5 million, broker dealer revenue of $1.6 million and management fees of $1.0 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are consummated and the amount of assets under management.
Acquisition fees decreased $2.2 million, or 81.5%, to $0.5 million for the three months ended September 30, 2011, compared to $2.7 million for the same period in 2010 due to fewer acquisitions in the third quarter of 2011. We closed $19.3 million in acquisitions for Healthcare REIT II in the third quarter of 2011 compared to $97.7 million in the third quarter of 2010.
Management fees increased $0.8 million, or 400.0%, to $1.0 million for the three months ended September 30, 2011, compared to $0.2 million for the same period in 2010, which primarily reflects the increase in Healthcare REIT II assets under management. As of September 30, 2011, we had approximately $430.8 million of assets under management compared to $138.0 million of assets under management as of September 30, 2010.
Broker dealer revenue increased $0.7 million, or 87.5%, to $1.6 million for the three months ended September 30, 2011, compared to $0.8 million for the same period in 2010 as a result of an increase in equity raised during the three months ended September 30, 2011. In total, $98.8 million in equity was raised for Healthcare REIT II for the three months ended September 30, 2011, compared with $33.6 million in the same period in 2010.
Operating Expense Overview
Operating expenses increased $2.5 million, or 1.8%, to $142.5 million for the three months ended September 30, 2011, compared to $140.0 million for the same period in 2010. This increase primarily reflects an increase in variable compensation costs of $0.6 million, an increase in depreciation and amortization of $0.3 million and an increase in interest expense of $1.6 million.
Compensation Costs
Compensation costs increased approximately $0.6 million, or 0.5%, to $121.4 million for the three months ended September 30, 2011, compared to approximately $120.8 million for the same period in 2010 due to increases in transaction commissions and related costs paid to our brokerage professionals of $2.5 million offset by decreases in reimbursable salaries, wages and benefits of $7.6 million. Other compensation costs increased by $0.5 million as a result of $2.8 million in costs incurred to support growth initiatives of which $2.6 million related to the appraisal business and the remainder related to new offices and product lines primarily in the brokerage business, partially offset by management’s cost saving efforts. In addition, severance, retention and related charges increased by $6.0 million due to retention charges of $6.9 million offset by a decrease in severance charges of $0.9 million. Share-based compensation decreased $0.8 million as a result of fully vested restricted stock and phantom stock awards. The following table summarizes compensation costs by segment for the periods indicated. We expect transaction commissions and related costs as a percentage of revenue in the Transaction Services segment to be approximately 5% higher than historical levels in the fourth quarter of 2011 as a result of retention programs which have been put in place through the close of a strategic transaction.

	Three Months Ended
	September 30,		Change
	2011	2010	$	%
Management Services
Compensation costs	$9,631	$8,260	$1,371	16.6%
Transaction commissions and related costs	2,751	3,625	(874)	(24.1)
Reimbursable salaries, wages and benefits	38,392	45,975	(7,583)	(16.5)

Total	50,774	57,860	(7,086)	(12.2)
Transaction Services
Compensation costs	13,702	13,094	608	4.6
Transaction commissions and related costs	43,150	39,927	3,223	8.1

Total	56,852	53,021	3,831	7.2
Investment Management
Compensation costs	1,894	2,436	(542)	(22.2)
Transaction commissions and related costs	1,023	795	228	28.7

Total	2,917	3,231	(314)	(9.7)
Compensation costs related to corporate overhead	3,133	4,106	(973)	(23.7)
Severance, retention and related charges	6,911	949	5,962	628.2
Share-based compensation	775	1,629	(854)	(52.4)

Total compensation costs	$121,362	$120,796	$566	0.5%

General and Administrative
General and administrative expense decreased approximately $0.1 million, or 0.9%, to $16.0 million for the three months ended September 30, 2011, compared to $16.1 million for the same period in 2010.
General and administrative expense was 12.4% of total revenue for the three months ended September 30, 2011, compared with 12.5% for the same period in 2010.
Provision for Doubtful Accounts
Provision for doubtful accounts increased approximately $0.1 million, or 17.4%, to $0.7 million for the three months ended September 30, 2011, compared to $0.6 million for the same period in 2010 primarily due to an increase in the provision for reserves on advances made to brokers and Transaction Services and Management Services aged receivables.
Depreciation and Amortization
Depreciation and amortization expense increased approximately $0.3 million, or 22.0%, to $2.0 million for the three months ended September 30, 2011, compared to approximately $1.7 million for the same period in 2010. Included in depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $0.9 million and $0.8 million, respectively, for amortization of identified intangible assets.
Interest Expense
Interest expense increased approximately $1.6 million, or 212.9%, to $2.4 million for the three months ended September 30, 2011, compared to $0.8 million for the same period in 2010. The increase in interest expense is primarily related to an increase of $1.3 million related to interest expense, amortization of the debt discount and amortization of loan fees related to the $18.0 million borrowing on our Credit Facility in the second quarter of 2011 in addition to a $0.1 million fair market value adjustment related to our warrant derivative liability.
Other Income (Expense)
Other income for the three months ended September 30, 2011 includes $43,000 of interest income. Other expense for the three months ended September 30, 2010 includes $0.2 million in equity in losses related to our investment in a joint venture, $12,000 of interest income and a $0.5 million gain on remeasurement of our previously held 40% interest in a regional commercial real estate services company as a result of the acquisition of the remaining 60% interest in July 2010.
Discontinued Operations
On August 10, 2011, we completed the sale of Daymark. On September 23, 2011, we completed the sale of Alesco.

In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, (“Property, Plant, and Equipment Topic”), discontinued operations for the three months ended September 30, 2011 and 2010 includes the net loss of Daymark and Alesco operations. For the three months ended September 30, 2011 and 2010, loss from discontinued operations was $1.0 million and $4.4 million, respectively. In addition, we recognized a net gain on sale of Daymark and Alesco of $15.4 million in the third quarter of 2011.
Income Tax
We recognized a tax benefit from continuing operations of $4.1 million for the three months ended September 30, 2011, compared to a tax expense of ($0.2) million for the same period in 2010. In 2011 and 2010, the reported effective income tax rates were 30.29% and (1.68%), respectively. The benefit in continuing operations is fully offset by income taxes charged to discontinued operations as described in ASC 740, Income Taxes, (“Income Taxes Topic”). The 2011 and 2010 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable to net operating losses and share-based compensation. (See Note 17 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests decreased by $0.3 million, or 61.3%, to $0.2 million during the three months ended September 30, 2011, compared to net loss attributable to noncontrolling interests of $0.5 million for the same period in 2010. The decrease is primarily related to a decrease in real estate related impairments recorded at one of Daymark’s consolidated VIEs.
Income Available (Loss Attributable) to Grubb & Ellis Company
As a result of the above items, we recognized income of $5.0 million for the three months ended September 30, 2011, compared to a loss of $14.8 million for the same period in 2010.
Income Available (Loss Attributable) to Grubb & Ellis Company Common Shareowners
We accrued $3.0 million in preferred stock dividends during the three months ended September 30, 2011 and allocated income to participating shareowners of $1.0 million resulting in income available to our common shareowners of $0.9 million, or $0.01 per diluted share, compared to a loss attributable to our common shareowners of $17.7 million, or $0.27 per diluted share, for the same period in 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
The following summarizes comparative results of operations for the periods indicated.

	Nine Months Ended
	September 30,		Change
(In thousands)	2011	2010	$	%
Revenue
Management services	$174,068	$207,909	$(33,841)	(16.3)%
Transaction services	191,588	156,824	34,764	22.2
Investment management	13,249	7,656	5,593	73.1

Total revenue	378,905	372,389	6,516	1.7

Operating Expense
Compensation costs	352,003	358,532	(6,529)	(1.8)
General and administrative	52,456	47,870	4,586	9.6
Provision for doubtful accounts	4,543	2,429	2,114	87.0
Depreciation and amortization	6,088	4,974	1,114	22.4
Interest	4,060	1,262	2,798	221.7

Total operating expense	419,150	415,067	4,083	1.0

Operating Loss	(40,245)	(42,678)	2,433	5.7

Other Income (Expense)
Equity in losses of unconsolidated entities	71	(587)	658	112.1
Interest income	109	122	(13)	(10.7)
Other income	—	454	(454)	(100.0)

Total other income (expense)	180	(11)	191	1,734.4

Loss from continuing operations before income tax benefit (provision)	(40,065)	(42,689)	2,624	6.1
Income tax benefit (provision)	4,161	(398)	4,559	1,145.5

Loss from continuing operations	(35,904)	(43,087)	7,183	16.7

Discontinued operations
Loss from discontinued operations — net of taxes	(8,076)	(15,476)	7,400	47.8
Gain on disposal of discontinued operations — net of taxes	15,371	—	15,371	—

Total income (loss) from discontinued operations	7,295	(15,476)	22,771	147.1

Net loss	(28,609)	(58,563)	29,954	51.1
Net loss attributable to noncontrolling interests	(977)	(2,518)	1,541	61.2

Loss attributable to Grubb & Ellis Company	(27,632)	(56,045)	28,413	50.7
Preferred stock dividends	(8,812)	(8,691)	(121)	(1.4)

Loss attributable to Grubb & Ellis Company common shareowners	$(36,444)	$(64,736)	$28,292	43.7%

Revenue
Management Services Revenue
Management Services revenue decreased $33.8 million, or 16.3%, to $174.1 million for the nine months ended September 30, 2011, compared to $207.9 million for the same period in 2010 due primarily to a decrease in reimbursable or pass through revenue of $29.4 million. As of September 30, 2011, we managed approximately 222.7 million square feet of commercial real estate property, including 0.2 million square feet of the Daymark portfolio compared to 274.4 million square feet of property as of September 30, 2010 (which included 22.2 million square feet of the Daymark portfolio). As a result of the sale of Daymark, as of September 30, 2011 GEMS only manages 0.2 million square feet of the Daymark portfolio. In addition, GEMS began servicing an approximately 10.0 million square foot facilities management contract during the first quarter of 2011.
Transaction Services Revenue
Transaction Services revenue increased $34.8 million, or 22.2%, to $191.6 million for the nine months ended September 30, 2011, compared to $156.8 million for the same period in 2010 due to increased sales transaction volume and values as a result of increased broker productivity and the recovering real estate market. Leasing activity represented approximately 64% of the total sales and leasing revenue of $153.8 million in 2011, while sales accounted for 36% of total sales and leasing revenue. In 2010, the revenue breakdown was 71% leasing, and 29% sales of total sales and leasing revenue of $134.3 million. As of September 30, 2011, we had 871 brokers in owned offices, down from 1,006 as of December 31, 2010. Other revenue was $37.8 million and $22.5 million for the nine months ended September 30, 2011 and 2010, respectively, and includes $13.3 million of revenue for the nine months ended September 30, 2011 related to our appraisal and valuation business compared to $2.5 million of revenue in the prior year period. Appraisal and valuation revenue has been steadily increasing as a result of the launch of our new Landauer appraisal business late in the third quarter of 2010.
We expect our Transaction Services revenue to be relatively flat in the fourth quarter of 2011 as compared to the fourth quarter of 2010 as a result of a decrease in our broker headcount combined with an increase in cycle time for investment sales which began in third quarter of 2011. These factors will be offset with year over year growth in our appraisal and valuation revenue.
Investment Management Revenue
Investment Management revenue increased $5.5 million, or 73.1%, to $13.2 million for the nine months ended September 30, 2011, compared to $7.7 million for the same period in 2010. Investment Management revenue reflects revenue generated through the fee structure of our non-traded REIT programs and for the nine months ended September 30, 2011, includes acquisition fees of $6.5 million, broker dealer revenue of $4.1 million and management fees of $2.3 million. Key drivers of this business are the dollar value of equity raised, the amount of transactions that are consummated and the amount of assets under management.
Acquisition fees increased $2.7 million, or 71.1%, to $6.5 million for the nine months ended September 30, 2011, compared to $3.8 million for the same period in 2010 due to more acquisitions in 2011. We closed $237.3 million in acquisitions for Healthcare REIT II in 2011 compared to $138.0 million in 2010.
Management fees increased $2.0 million, or 666.7%, to $2.3 million for the nine months ended September 30, 2011, compared to $0.3 million for the same period in 2010, which primarily reflects the increase in Healthcare REIT II assets under management. As of September 30, 2011, we had approximately $430.8 million of assets under management compared to $138.0 million of assets under management as of September 30, 2010.

Broker dealer revenue increased $1.8 million, or 78.3%, to $4.1 million for the nine months ended September 30, 2011, compared to $2.3 for the same period in 2010 as a result of an increase in equity raised during the nine months ended September 30, 2011. In total, $239.0 million in equity was raised for Healthcare REIT II for the nine months ended September 30, 2011, compared with $89.1 million in the same period in 2010.
Operating Expense Overview
Operating expenses increased $4.1 million, or 1.0%, to $419.2 million for the nine months ended September 30, 2011, compared to $415.1 million for the same period in 2010. This increase primarily reflects an increase in general and administrative expenses of $4.6 million, an increase in the provision for doubtful accounts of $2.1 million, an increase in depreciation and amortization of $1.1 million and an increase in interest expense of $2.8 million offset by a decrease in variable compensation costs of $6.5 million.
Compensation Costs
Compensation costs decreased approximately $6.5 million, or 1.8%, to $352.0 million for the nine months ended September 30, 2011, compared to approximately $358.5 million for the same period in 2010 due to decreases in reimbursable salaries, wages and benefits of $29.1 million offset by increases in transaction commissions and related costs paid to our brokerage professionals of $17.3 million as a result of increased sales activity. Other compensation costs increased by a net $3.9 million as a result of approximately $10.3 million in costs incurred to support growth initiatives of which $8.1 million related to the appraisal business and the remainder related to new offices and product lines primarily in the brokerage business, partially offset by management’s cost saving efforts. In addition, severance, retention and related charges increased by $5.7 million due to retention charges of $8.5 million offset by a decrease in severance charges of $2.8 million. Share-based compensation decreased $4.3 million as a result of fully vested restricted stock and phantom stock awards. The following table summarizes compensation costs by segment for the periods indicated. We expect transaction commissions and related costs as a percentage of revenue in the Transaction Services segment to be approximately 5% higher than historical levels in the fourth quarter of 2011 as a result of retention programs which have been put in place through the close of a strategic transaction.

	Nine Months Ended
	September 30,		Change
	2011	2010	$	%
Management Services
Compensation costs	$28,503	$27,569	$934	3.4%
Transaction commissions and related costs	9,376	14,020	(4,644)	(33.1)
Reimbursable salaries, wages and benefits	116,235	145,354	(29,119)	(20.0)

Total	154,114	186,943	(32,829)	(17.6)
Transaction Services
Compensation costs	44,092	35,270	8,822	25.0
Transaction commissions and related costs	123,605	102,325	21,280	20.8

Total	167,697	137,595	30,102	21.9
Investment Management
Compensation costs	6,058	7,567	(1,509)	(19.9)
Transaction commissions and related costs	2,778	2,145	633	29.5

Total	8,836	9,712	(876)	(9.0)
Compensation costs related to corporate overhead	8,737	13,138	(4,401)	(33.5)
Severance, retention and related charges	9,466	3,717	5,749	154.7
Share-based compensation	3,153	7,427	(4,274)	(57.5)

Total compensation costs	$352,003	$358,532	$(6,529)	(1.8)%

General and Administrative
General and administrative expense increased approximately $4.6 million, or 9.6%, to $52.5 million for the nine months ended September 30, 2011, compared to $47.9 million for the same period in 2010 primarily due $4.4 million in increases related to our growth initiatives.

General and administrative expense was 13.8% of total revenue for the nine months ended September 30, 2011, compared with 12.9% for the same period in 2010.
Provision for Doubtful Accounts
Provision for doubtful accounts increased approximately $2.1 million, or 87.0%, to $4.5 million for the nine months ended September 30, 2011, compared to $2.4 million for the same period in 2010 primarily due to an increase in the provision for reserves on advances made to brokers and Transaction Services and Management Services aged receivables.
Depreciation and Amortization
Depreciation and amortization expense increased approximately $1.1 million, or 22.4%, to $6.1 million for the nine months ended September 30, 2011, compared to approximately $5.0 million for the same period in 2010. Included in depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $2.9 million and $2.3 million, respectively, for amortization of identified intangible assets.
Interest Expense
Interest expense increased approximately $2.8 million, or 221.7%, to $4.1 million for the nine months ended September 30, 2011, compared to $1.3 million for the same period in 2010. The increase in interest expense is primarily related to an increase of $0.9 million related to our Convertible Notes issued in May 2010, an increase of $1.9 million related to interest expense, amortization of the debt discount and amortization of loan fees related to the $18.0 million borrowing on our Credit Facility in the second quarter of 2011 offset by a $0.3 million fair market value adjustment related to our warrant derivative liability.
Other Income (Expense)
Other income for the nine months ended September 30, 2011 includes $71,000 in equity in earnings related to our investment in a joint venture that we separated from in the second quarter of 2011 and $0.1 million of interest income. Other expense for the nine months ended September 30, 2010 includes $0.6 million in equity in losses related to our investment in a joint venture, $0.1 million of interest income and a $0.5 million gain on remeasurement of our previously held 40% interest in a regional commercial real estate services company as a result of the acquisition of the remaining 60% interest in July 2010.
Discontinued Operations
On August 10, 2011, we completed the sale of Daymark. On September 23, 2011, we completed the sale of Alesco.
In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, (“Property, Plant, and Equipment Topic”), discontinued operations for the nine months ended September 30, 2011 and 2010 includes the net loss of Daymark and Alesco operations. For the nine months ended September 30, 2011 and 2010, loss from discontinued operations was $8.1 million and $15.5 million, respectively. In addition, we recognized a net gain on sale of Daymark and Alesco of $15.4 million in the third quarter of 2011.
Income Tax
We recognized a tax benefit from continuing operations of $4.2 million for the nine months ended September 30, 2011, compared to a tax expense of ($0.4) million for the same period in 2010. In 2011 and 2010, the reported effective income tax rates were 10.40% and (0.93%), respectively. The benefit in continuing operations is fully offset by income taxes charged to discontinued operations as described in the Income Taxes Topic. The 2011 and 2010 effective tax rates include the effect of valuation allowances recorded against deferred tax assets to reflect our assessment that it is more likely than not that some portion of the deferred tax assets will not be realized. Our deferred tax assets are primarily attributable net operating losses and share-based compensation. (See Note 17 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.)
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests decreased by $1.5 million, or 61.2%, to $1.0 million during the nine months ended September 30, 2011, compared to net loss attributable to noncontrolling interests of $2.5 million for the same period in 2010. The decrease is primarily related to a decrease in provision for doubtful accounts and real estate related impairments recorded at two of Daymark’s consolidated VIEs.

Loss Attributable to Grubb & Ellis Company
As a result of the above items, we recognized a loss of $27.6 million for the nine months ended September 30, 2011, compared to a loss of $56.0 million for the same period in 2010.
Loss Attributable to Grubb & Ellis Company Common Shareowners
We accrued $8.8 million in preferred stock dividends during the nine months ended September 30, 2011 resulting in a loss attributable to our common shareowners of $36.4 million, or $0.55 per diluted share, compared to a loss attributable to our common shareowners of $64.7 million, or $1.00 per diluted share, for the same period in 2010.
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
EBITDA and Adjusted EBITDA are not a substitute for GAAP net income or cash flow and do not provide a measure of our ability to fund future cash requirements. Other companies may calculate EBITDA and Adjusted EBITDA differently than we have and, therefore, EBITDA and Adjusted EBITDA have material limitations as a comparative performance measure. The following tables reconcile EBITDA and Adjusted EBITDA with the net loss attributable to Grubb & Ellis Company for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2011	2010
Net income (loss)	$4,792	$(15,316)	$(28,609)	$(58,563)
Discontinued operations	(14,391)	4,449	(7,295)	15,476

Net loss from continuing operations	(9,599)	(10,867)	(35,904)	(43,087)
Interest expense	2,372	758	4,060	1,262
Interest income	(43)	(12)	(109)	(122)
Depreciation and amortization	2,026	1,660	6,088	4,974
Taxes	(4,138)	180	(4,161)	398

EBITDA from continuing operations	(9,382)	(8,281)	(30,026)	(36,575)
Charges related to sponsored programs	—	239	1,924	973
Share-based compensation	775	1,629	3,153	7,427
Amortization of signing bonuses	1,263	1,730	4,315	5,279
Severance, retention and related charges	6,911	949	9,466	3,717
Other	—	(454)	—	(454)

Adjusted EBITDA from continuing operations	$(433)	$(4,188)	$(11,168)	$(19,633)

Liquidity and Capital Resources
Our accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.

On March 21, 2011, the Company announced that it had engaged an external advisor to explore strategic alternatives, including the potential sale or merger of the Company. During this period, the board of directors also determined, as permitted, not to declare the March 31, 2011, June 30, 2011 or September 30, 2011 quarterly dividends to holders of its 12% Cumulative Participating Perpetual Convertible Preferred Stock.
On April 15, 2011, we entered into an $18.0 million credit facility with ColFin GNE Loan Funding, LLC, an affiliate of Colony Capital LLC (“Colony”), as further described in Commitments, Contingencies and Other Contractual Obligations below. The Colony credit facility, which addressed the Company’s liquidity needs resulting from operating losses relating to the seasonal nature of the real estate services businesses, investments made in growth initiatives and increased legal expenses related to its Daymark subsidiary, matures on March 1, 2012. On October 16, 2011, we entered into a second amendment (“Credit Facility Amendment No. 2”) increasing from $18.0 million to $28.0 million the size of our Credit Facility. Pursuant to the Credit Facility Amendment No. 2, C-III Investments LLC (“C-III”) agreed to become a lender under the Credit Facility and to provide an additional $10.0 million term loan (the “Incremental Term Loan”) under the existing terms and conditions of the Credit Facility, as amended by Credit Facility Amendment No. 2.
On August 10, 2011 we completed the sale of Daymark. Due in part to operating losses prior to the sale of Daymark and expenses incurred to complete the sale, we have, and may seek, additional financing prior to the completion of our review of strategic alternatives. It is anticipated that any strategic alternative would include provisions to extend, retire or refinance the Colony credit facility at or prior to maturity. If the Company is unable to extend, retire or refinance the Colony credit facility prior to maturity, it could create substantial doubt about the Company’s ability to continue as a going concern for the twelve month period following the date of these financial statements. We believe that upon completion of our strategic alternative process we will have sufficient liquidity to operate in the normal course over the next twelve month period.
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
In February 2011, we sold the note receivable we held from Apartment REIT to a third party for $6.1 million in net proceeds. In addition, we received approximately $2.8 million upon the completion of the sale of Alesco during the quarter ended September 30, 2011, from a combination of proceeds from the sale and liquidation of a portion of our marketable securities. We liquidated our remaining marketable securities in October 2011 and received $0.8 million in proceeds.
Long-Term Liquidity Needs
We expect to meet our long-term liquidity needs, which may include losses from operations, principal repayments of debt obligations, payment of fixed charges, investments in various real estate investor programs and capital expenditures, through current and retained cash flow earnings, proceeds from the potential issuance of debt or equity securities and the potential sale of other assets. We may seek to obtain new secured or unsecured lines of credit in the future, although we can provide no assurance that we will find financing on favorable terms or at all.
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
Termination of Agreements with Grubb & Ellis Healthcare REIT II
On November 7, 2011, Grubb & Ellis Healthcare REIT II (“Healthcare REIT II”), a separate legal entity with an independent board of directors sponsored by us, terminated its advisory and dealer-manager relationships (collectively the “REIT agreements’) with various subsidiaries of Grubb & Ellis Company. The termination is effective immediately subject to a 60-day transition period. The termination of the REIT agreements could have a material adverse effect on our business, future results of operations and financial condition.

We have received revenues totaling approximately $13.2 million from Healthcare REIT II for the nine months ended September 30, 2011. Based on the projected levels of capital we estimate will be raised for Healthcare REIT II during the 60-day transition period and the pipeline of property acquisitions expected to close, we currently estimate that we will be entitled to receive aggregate acquisition fees in excess of $6.0 million during the fourth quarter of 2011 and first quarter of 2012. In addition, we expect to receive property and asset management fees of approximately $1.1 million in the aggregate through the end of the transition period. The amount of capital to be raised and the timing and amount of property acquisitions that close are not within our control and uncertain, and as such the timing of cash flows may materially differ from these estimates.
As of September 30, 2011, we have incurred organizational and offering expenses of approximately $2.8 million in excess of 1.0% of the gross proceeds of the Healthcare REIT II offering which are included in “Accounts Receivable from Related Parties — net” on our consolidated balance sheet. While we currently expect to recover all unpaid reimbursements of expenses from Healthcare REIT II, such recovery may be subject to certain limitations and therefore the timing and ultimate collection of all such amounts are uncertain.
Should Healthcare REIT II fail to pay amounts that become due to us under the REIT Agreements, it could have a material adverse affect on our near term cash flows, results of operations and financial condition and create significant risk of our ability to continue as a going concern.
NYSE Listing
On April 7, 2011, we received written notice from NYSE Regulation, Inc. that the 30 trading-day average closing price of its common stock had fallen below $1.00 and as a consequence, we were no longer in compliance with the continued listing criteria of the New York Stock Exchange (the “NYSE”) relating to minimum average trading price. As of April 4, 2011, the Company’s 30 trading-day average closing price was $0.99 per share.
The NYSE’s continued listing standards require that we maintain an average market capitalization and shareowners’ equity of not less than $50.0 million and that our common stock, among other things, not have an average closing price of at least $1.00 over a consecutive thirty trading day period. As of September 30, 2011, we had a market capitalization and shareowner’s deficit of $29.4 million and $101.9 million, respectively, a stock price of $0.42 per share and a thirty day average of $0.53 per share. There can be no assurance that we will be able to maintain the minimum levels of market capitalization and shareowner’s equity and stock price as required by the NYSE. If we are unable to maintain compliance with the NYSE’s continued listing standard, our common stock will be delisted from the NYSE. As a result, we likely would have our common stock listed on another national exchange or quoted on the Over-the-Counter Bulletin Board (“OTC BB”) in order to have our common stock continue to be traded on a public market. In order to have our common stock listed on another national exchange, we will need to effect a reverse stock split. However, there can be no assurance that we will be able to obtain the required shareowner approval for such reverse stock split. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE. Delisting from the NYSE and failure to register on another national exchange, of which there are no assurances, would trigger a “fundamental change” under the indenture for our Convertible Notes and allow the holders of the Convertible Notes to trigger a repurchase obligation by us of the Convertible Notes. We may not have sufficient funds to repurchase the Convertible Notes should such a fundamental change occur. Delisting from the NYSE may also preclude us from using certain state securities law exemptions, which could make it more difficult and expensive for us to raise capital in the future and more difficult for us to provide compensation packages sufficient to attract and retain top talent. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE, and such issuers receive less news and analyst coverage, our reputation may suffer, which could result in a decrease in the trading price of our shares. The delisting of our common stock from the NYSE, therefore, could significantly disrupt the ability of investors to trade our common stock and could have a material adverse effect on us and the value and liquidity of our common stock.
As required by the NYSE, in order to maintain our listing, we were required to have our average share price return to at least the $1.00 price level by October 7, 2011. As of October 7, 2011, and through the date of this Quarterly Report, we have not cured this price deficiency. We have been in continuous dialogue with the NYSE regarding our continuing efforts to cure this deficiency, and at the present time the NYSE has agreed to continue to work with us on an interim basis as we take actions to cure this deficiency in connection with our strategic process or otherwise.
Our business operations, SEC reporting requirements and debt agreements are currently unaffected by our current NYSE status.
Preferred Stock
The Board of Directors determined, as permitted, not to declare a dividend on our 12% Preferred Stock, for the quarters ending March 31, 2011, June 30, 2011 and September 30, 2011. Since we have missed two consecutive quarterly dividend payments, the dividend rate will automatically be increased by 0.50% of the initial liquidation preference per share per quarter (up to a maximum amount of increase of 2% of the initial liquidation preference per share) until cumulative dividends have been paid in full. In addition, subject to certain limitations, in the event the dividends on the Preferred Stock are in arrears for six or more quarters, whether or not consecutive, holders representing a majority of the shares of Preferred Stock voting together as a class with holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable will be entitled to nominate and vote for the election of two additional directors to serve on the board of directors until all unpaid dividends with respect to the Preferred Stock and any other class or series of preferred stock upon which like voting rights have been conferred or are exercisable have been paid or declared and a sum sufficient for payment has been set aside therefore. Since the terms of the Preferred Stock provide for cumulative dividends, we have accrued the unpaid first and second quarter 2011 dividend payments of $3.00 per share per quarter and third quarter 2011 dividend payment of $3.125 per share on our Preferred Stock, which is included in Preferred Stock on our consolidated balance sheet as of September 30, 2011. As of September 30, 2011, the amount of accrued and unpaid dividends totaled $8.8 million.
Cash Flow
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Net cash used in operating activities was $42.2 million for the nine months ended September 30, 2011, compared to net cash used in operating activities of $35.1 million for the same period in 2010. Net cash used in operating activities included a decrease in net loss of $30.0 million adjusted for decreases in non-cash reconciling items totaling $40.2 million, resulting in a net decrease of $10.2 million. In addition, there was a decrease in cash used in operating activities of $3.2 million due to positive working capital consisting of accounts payable and accrued expenses, accounts receivable from related parties, prepaid expenses and other assets and other liabilities.

Net cash provided by (used in) investing activities was $1.6 million and ($0.9) million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, net cash provided by investing activities related primarily to the proceeds from the sale of the Apartment REIT note receivable of $6.1 million offset by purchases of property and equipment of $4.2 million. For the nine months ended September 30, 2010, net cash used in investing activities related primarily to proceeds from the repayment of advances to related parties net of advances to related parties of $4.2 million offset by purchases of marketable equity securities of $0.9 million, purchases of property and equipment of $2.5 million and acquisition of businesses of $2.1 million.
Net cash provided by financing activities was $13.4 million and $16.5 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, net cash provided by financing activities related primarily advances on the credit facility of $18.0 million offset by financing costs of $1.7 million, repayment of notes payable and capital lease obligations of $0.8 million, distributions to noncontrolling interests of $1.2 million and an increase in restricted cash of $1.0 million. For the nine months ended September 30, 2010, net cash provided by financing activities related primarily to the net cash proceeds of $29.9 million from the issuance of convertible notes offset by the payment of preferred dividends of $8.7 million and distributions to noncontrolling interests of $3.9 million.
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
The Credit Facility matures on March 1, 2012 and has an initial interest rate of 11.00% per annum, increasing by an additional 0.50% at the end of each three-month period subsequent to the closing date of the Credit Facility for so long as any loans are outstanding. In lieu of making a cash interest payment, we have the option to accrue any due and payable interest under the Credit Facility and issue additional warrants (the “Additional Warrants”) based on a formula calculation. The loan is not subject to any required principal amortization payments during the term. As of September 30, 2011, we have issued 328,679 Additional Warrants.
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

The Warrants have an exercise price equal to $0.01 per share and a maturity date of three years from the date of issuance (the “Expiration Date”), but are exercisable prior to the Expiration Date upon the satisfaction of certain events as set forth in the Warrants, including, but not limited to, if the volume weighted average price of our common stock equals or exceeds $1.10 ($0.71, as amended) for any consecutive 30 calendar day period prior to the date of exercise or upon the occurrence of a fundamental change in which the consideration received for each share of our common stock equals or exceeds $1.10 ($0.71, as amended). The Warrants are exercisable, at the option of the holder of such Warrant, (a) by paying the exercise price in cash, (b) pursuant to a “cashless exercise” of the Warrant or (iii) by reduction of the principal amount of loans under the Credit Facility payable to the holder of such Warrant, or by a combination of the foregoing methods. The number of shares of our common stock issuable upon exercise of the Warrants or Additional Warrants is subject to adjustment in certain cases. All Additional Warrants issued pursuant to the Credit Agreement shall contain the same terms as the Warrants.
On July 22, 2011, each of us and our wholly owned subsidiary, GEMS, entered into an amendment and consent agreement (the “Credit Facility Amendment”) with respect to our Credit Facility, an amendment to the commitment letter for the Credit Facility, between Colony and the Company (the “Credit Facility Commitment Letter Amendment”) and amendments to the outstanding common stock purchase warrants issued to Colony pursuant to the terms of the Credit Agreement (the “Warrant Agreement Amendments”, and together with the Credit Facility Amendment and the Commitment Letter Amendment, collectively, the “Amendment Documents”).
Pursuant to the Amendment Documents, among other things, Colony expressly acknowledged and consented to our currently anticipated sale of Daymark, and each of its wholly owned (direct and indirect) subsidiaries and the restructuring of the outstanding intercompany debt obligations owing by us to Daymark. The Amendment Documents also clarified the definition of net worth to include any loans included in such net worth calculation. The Amendment Documents also permanently eliminated Colony’s right of first offer to provide us with debt financing prior to it consummating or endeavoring to consummate any similar financing with a third-party. Additionally, the Amendment Documents amended the price at which any common stock purchase warrants issuable to Colony in lieu of cash interest from time to time payable under the Credit Agreement and the common stock purchase warrants previously issued to Colony pursuant to the Credit Agreement, become exercisable from $1.10 per share to $0.71 per share. In addition, if in connection with any financing arrangement, we issue any options, or other equity linked securities to purchase our common stock, with an exercise condition that is based on a share price that is lower than $0.71 per share (“Trigger Price”), then the Trigger Price shall be adjusted downward (but not upward) to such lower price without any further action on the part of any party.
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
On October 16, 2011, we entered into a second amendment (“Credit Facility Amendment No. 2”) increasing from $18.0 million to $28.0 million the size of our Credit Facility. Pursuant to the Credit Facility Amendment No. 2, C-III Investments LLC (“C-III”) agreed to become a lender under the Credit Facility and to provide an additional $10.0 million term loan (the “Incremental Term Loan”) under the existing terms and conditions of the Credit Facility, as amended by Credit Facility Amendment No. 2.
In consideration of C-III providing the Incremental Term Loan and Colony consenting to the Credit Facility Amendment No. 2, we entered into an exclusivity agreement (the “Exclusivity Agreement”) with Colony and C-III pursuant to which Colony and C-III have the exclusive right for a period of thirty days commencing on October 16, 2011, and subject to two consecutive thirty day extensions under certain circumstances, to pursue a strategic transaction with respect to the Company. In the event that Colony and C-III are diligently pursuing a strategic transaction with us at the end of each of the initial thirty day period (November 15, 2011) and the first thirty day extension (December 15, 2011), Colony and C-III shall have the right to extend the exclusivity period for an additional thirty days. We have been advised by representatives of C-III that they will be extending the exclusivity period for this initial 30 day period until at least December 15, 2011.
Notwithstanding such exclusivity, in the event we receive an unsolicited qualified offer from a third party during the exclusivity period, at any time subsequent to the sixtieth day of exclusivity we shall have the right to request that Colony and C-III match such unsolicited qualified offer within three business days, and if Colony and C-III fail to match such unsolicited qualified offer within three business days and the third party purchases all of the indebtedness and other outstanding obligations of the lenders under the amended Credit Facility, the Exclusivity Agreement shall automatically terminate and we may negotiate and enter into a transaction with such third party. In furtherance of the transactions contemplated by the Credit Facility Amendment No. 2, C-III acquired $4.0 million of Colony’s interest in the Credit Facility, and an agreed upon share of the Existing Warrants. We are also obligated to pay the reasonable costs to effect the transactions contemplated by the Credit Facility Amendment No. 2, up to $0.2 million, and the reasonable costs of C-III under the Exclusivity Agreement, up to $1.0 million.

Other than the Credit Facility borrowing described above, there have been no significant changes in our contractual obligations since December 31, 2010.
Claims and Lawsuits — We are involved in lawsuits relating to certain of the investment management offerings of our former affiliate, Grubb & Ellis Realty Investors, LLC (“GERI”), in particular, its TIC programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud and breach of fiduciary duty, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, and attorneys’ fees and costs. The damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by our existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.
Met Center 10
One such matter relates to a TIC property known as Met Center 10, located in Austin, Texas. The Company and certain of its former and current subsidiaries have been involved in multiple legal proceedings relating to Met Center 10, including three actions pending in state court in Austin, Texas and an arbitration proceeding being conducted in California. The arbitration proceeding involves GERI, a subsidiary of Daymark, and is pending before the American Arbitration Association in Orange County, California captioned NNN Met Center 10 1, LLC, et al. v. Grubb & Ellis Realty Investors, LLC (the “Met 10 Arbitration”). A state court action involving GERI is pending in the District Court of Travis County, Texas captioned NNN Met Center 10, LLC v. Met Center Partners-6, Ltd., et al. (the “Met 10 Main Action”). Two additional state court actions involving the Company, GERI, and Grubb & Ellis Management Services, Inc. (“GEMS”) are pending in the District Court for Travis County, Texas captioned NNN Met Center 10-1, LLC v. Lexington Insurance Company, et al. and NNN Met Center 10, LLC v. Lexington Insurance Company, et al. (together, the “Met 10 Lexington Actions”).
As described above, under the Purchase Agreement, we agreed to indemnify Purchaser and its affiliates (including GERI) against liabilities, expenses, obligations, or claims related to Met Center 10, subject to certain limitations.
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
Before the beginning of the Phase 2 hearing, the TICs, GERI, and Lexington Insurance Company reached a settlement, which has been documented and executed by the parties, and which is awaiting court approval. The settlement is for $0.1 million, net of insurance recoveries. Among other things, under the terms of the settlement, GERI must pay $0.1 million to the TICs shortly after the settlement is approved by the court, and may be obligated to subsequently pay up to approximately $0.6 million in addition to the initial $0.1 million payment, depending upon the resolution of claims relating to Met Center 10 against parties other than GERI. The TICs are releasing all claims relating to Met Center 10 against, among others, us and GERI.
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
TIC Program Exchange Litigation
GERI and Grubb & Ellis Company are defendants in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in TIC investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. By way of a first amended complaint, the plaintiffs are alleging that GERI is merely an inadequately capitalized instrumentality of Grubb & Ellis Company and that Grubb & Ellis Company should be held liable for acts and omissions of GERI. The plaintiffs are seeking damages totaling $26.5 million, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Under the Purchase Agreement, IUC-SOV, LLC agreed to indemnify and hold harmless us and our officers, directors, and affiliates against any liabilities of, obligations of or claims against us related to or arising from the businesses or operations of any “Acquired Company” (including GERI). By letter dated September 26, 2011, the Company made a demand, pursuant to the Purchase Agreement, that IUC-SOV, LLC indemnify and hold harmless us against any and all losses that may be incurred or suffered by us in connection with the Mandel action. IUC-SOV, LLC did not make any objection to that claim for indemnification.
We and GERI filed demurrers to the first amended complaint. The court sustained GERI’s demurrer and granted the plaintiffs leave to file an amended pleading. The court denied our demurrer. We intend to vigorously defend the claims asserted by the plaintiffs and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Durham Office Park
Grubb & Ellis Company and Grubb & Ellis Securities as well as various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al. Plaintiffs invested more than $11 million for TIC interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
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

Guarantees — Historically Daymark provided non-recourse carve-out guarantees or indemnities with respect to loans for properties owned or under the management of Daymark. As of September 30, 2011, subsequent to the sale of Daymark, there were six properties under the management of Daymark for which we continue to have non-recourse carve-out loan guarantees or indemnities of approximately $120.7 million in total principal outstanding (of which $12.2 million are recourse loan guarantees) with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $198.0 million. As of December 31, 2010, there were 133 properties under management with non-recourse carve-out loan guarantees or indemnities of approximately $3.1 billion in total principal outstanding with terms ranging from one to 10 years, secured by properties with a total aggregate purchase price of approximately $4.3 billion. In addition, the consolidated VIEs and unconsolidated VIEs are jointly and severally liable on the non-recourse mortgage debt related to the interests in our TIC investments.
Our guarantees consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(In thousands)	2011	2010
Daymark non-recourse/carve-out guarantees of debt of properties under Daymark management(1)	$—	$2,975,582
Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under Daymark management(1)	$77,394	$47,092
Daymark and Grubb & Ellis Company non-recourse/carve-out guarantees of debt of properties under Daymark management(2)	$31,052	$31,271
Daymark non-recourse/carve-out guarantees of debt of Daymark owned property(1)	$—	$60,000
Daymark recourse guarantees of debt of properties under Daymark management	$—	$12,900
Grubb & Ellis Company recourse guarantees of debt of properties under Daymark management(3)	$12,248	$11,998
Daymark recourse guarantees of debt of Daymark owned property(4)	$—	$10,000

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
Certain acts (typically the first three listed above) may render the entire debt balance recourse to the guarantor or indemnitor, while the liability for other acts is typically limited to the damages incurred by the lender. Notice and cure provisions vary between guarantees and indemnities. Generally the guarantor or indemnitor irrevocably and unconditionally guarantees or indemnifies the lender the payment and performance of the guaranteed or indemnified obligations as and when the same shall be due and payable, whether by lapse of time, by acceleration or maturity or otherwise, and the guarantor or indemnitor covenants and agrees that it is liable for the guaranteed or indemnified obligations as a primary obligor. As of September 30, 2011, to the best of our knowledge, there was no debt owed by us as a result of the borrowers engaging in prohibited acts, despite the prohibited acts that occurred as more fully described below.

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
If property values and performance decline, the risk of exposure under these guarantees increases. We initially evaluate these guarantees to determine if the guarantee meets the criteria required to record a liability in accordance with the requirements of ASC Topic 460, Guarantees, (“Guarantees Topic”). Any such liabilities were insignificant upon execution of the guarantees. In addition, on an ongoing basis, we evaluate the need to record an additional liability in accordance with the requirements of ASC Topic 450, Contingencies, (“Contingencies Topic”). As of September 30, 2011 and December 31, 2010, we had recourse guarantees of $12.2 million and $24.9 million, respectively, relating to debt of properties under Daymark management (of which $12.2 million and $12.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to Daymark). As of September 30, 2011 and December 31, 2010, approximately $1.3 million and $9.5 million, respectively, of these recourse guarantees relate to debt that has matured, is in default, or is not currently in compliance with certain loan covenants (of which $1.3 million and $2.0 million, respectively, is recourse back to Grubb & Ellis Company, the remainder of which is recourse to Daymark). In addition, as of September 30, 2011 and December 31, 2010, we had $8.0 million of recourse guarantees related to debt that will mature in the next twelve months (of which $8.0 million is recourse back to Grubb & Ellis Company). In connection with the sale of Daymark, the purchaser indemnified us up to $7.5 million for liabilities, obligations and claims related to or arising from the business or operations of Daymark or its subsidiaries. Our evaluation of the potential liability under these guarantees may prove to be inaccurate and liabilities may exceed estimates. In the event that actual losses materially exceed estimates, individual Daymark subsidiaries may not be able to pay such obligations as they become due. Failure of any of Daymark’s subsidiaries to pay its debts as they become due would likely have a materially negative impact on our ongoing business. In evaluating the potential liability relating to such guarantees, we consider factors such as the value of the properties secured by the debt, the likelihood that the lender will call the guarantee in light of the current debt service and other factors. As of September 30, 2011 and December 31, 2010, we recorded a liability of $0 and $0.8 million, respectively, which is included in liabilities held for sale, related to our estimate of probable loss related to recourse guarantees of debt of properties under Daymark management and previously under management.
An unaffiliated, individual investor entity (the “TIC debtor”), who was a minority owner in the Met Center 10 TIC program originally sponsored by GERI, filed a chapter 11 bankruptcy petition in January 2011. The principal balance of the mortgage debt for the Met Center 10 property was approximately $29.4 million at the time of the bankruptcy filing. On February 1, 2011, the special servicer for that loan foreclosed on all of the undivided TIC ownership interests in the Met Center 10 property, except the interest owned by the TIC debtor. The automatic stay imposed following the bankruptcy filing prevented the special servicer from foreclosing on 100% of the TIC ownership interests. The special servicer filed a motion for relief from the automatic stay to foreclose upon the remaining TIC ownership interest. By order dated May 2, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to November 1, 2011. The May 2, 2011 order also established a procedure by which the special servicer would be required to reconvey the foreclosed upon interests to the Met Center 10 debtor and the other investor entities following payment of an “amount due” as that term is defined in the May 2, 2011 Order. By subsequent order dated October 13, 2011, the bankruptcy court continued the automatic stay, subject to certain conditions, to February 28, 2012.
GERI executed a non-recourse carve-out guarantee in connection with the mortgage loan for the Met 10 property. As discussed in the “Guarantees” disclosure above, such a “non-recourse carve-out” guarantee only imposes liability on GERI if certain acts prohibited by the loan documents take place. Liability under the non- recourse carve-out guarantee may be triggered by the voluntary bankruptcy filing made by the TIC debtor. As a consequence of the bankruptcy filing, the lender may assert that GERI is liable under the guarantee. GERI’s ultimate liability under the guarantee is uncertain as a result of numerous factors, including, without limitation, whether the bankruptcy filing of the TIC debtor triggered GERI’s obligations under the guarantee, the amount of the lender’s credit bid at the time of foreclosure, events in the bankruptcy proceeding and the ultimate disposition of the bankruptcy proceeding, and the defenses GERI may raise under the guarantee. As described above, under the Purchase Agreement, the Company agreed to indemnify Purchaser and its affiliates (including GERI) against liabilities, expenses, obligations, or claims related to Met Center 10, subject to certain limitations. The Company intends to vigorously dispute any imposition of any liability under the Met Center 10 guarantee. As of September 30, 2011, we did not have any liabilities accrued related to that guarantee.

Daymark — On February 10, 2011, we announced that Daymark, our newly created, wholly owned and separately managed subsidiary, had been introduced into our ownership structure to manage our nationwide tenant-in-common (“TIC”) portfolio of commercial real estate properties managed by NNNRA. NNNRA is a direct wholly owned subsidiary of Daymark. NNNRA is required to maintain a specified level of minimum net worth under loan documents related to certain TIC programs that it has sponsored. Except as discussed below, while this circumstance does not, in and of itself, create any direct recourse liability for NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements and NNNRA potentially becoming liable for up to $7.5 million, in the aggregate, of certain partial-recourse guarantee obligations of the underlying mortgage debt for certain of these TIC programs. To date, no events of default have been declared.
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
Deferred Compensation Plan — During 2008, we implemented a deferred compensation plan that permits employees and independent contractors to defer portions of their compensation, subject to annual deferral limits, and have it credited to one or more investment options in the plan. As of September 30, 2011 and December 31, 2010, $3.0 million and $3.4 million, respectively, reflecting the non-stock liability under this plan were included in accounts payable and accrued expenses. We have purchased whole-life insurance contracts on certain employee participants to recover distributions made or to be made under this plan and as September 30, 2011 and December 31, 2010 have recorded the cash surrender value of the policies of $0.3 million and $1.1 million, respectively, in prepaid expenses and other assets.
In addition, we award “phantom” shares of our stock to participants under the deferred compensation plan. These awards vest over three to five years. Vested phantom stock awards are also unfunded and paid according to distribution elections made by the participants at the time of vesting and will be settled by issuing shares of our common stock from our treasury share account or issuing unregistered shares of our common stock to the participant. During the year ended December 31, 2010, we issued 358,424 shares of common stock from our treasury share account related to fully vested phantom stock awards. As of September 30, 2011 and December 31, 2010, an aggregate of 3.8 million and 4.1 million phantom share grants were outstanding, respectively. Generally, upon vesting, recipients of the grants are entitled to receive the number of phantom shares granted, regardless of the value of the shares upon the date of vesting; provided, however, as of September 30, 2011, grants with respect to 686,670 phantom shares had a guaranteed minimum share price ($2.4 million in the aggregate) that will result in us paying additional compensation to the participants should the value of the shares upon vesting be less than the grant date value of the shares. We account for additional compensation relating to the “guarantee” portion of the awards by measuring at each reporting date the additional payment that would be due to the participant based on the difference between the then current value of the shares awarded and the guaranteed value. This award is then amortized on a straight-line basis as compensation expense over the requisite service (vesting) period, with an offset to deferred compensation liability.
Subsequent Events
For a discussion of subsequent events, see Note 18 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. Management believes that the primary market risk to which we would be exposed would be interest rate risk. The interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, in the past we had entered into derivative financial instruments such as interest rate swap and cap agreements when appropriate and may do so in the future. We had no such agreements outstanding as of September 30, 2011.

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
The table below presents, as of September 30, 2011, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
(In thousands)	2011	2012	2013	2014	2015		Thereafter	Total	Fair Value
Fixed rate debt — principal payments	$90	$555	$—	$—	$31,500	(1)	$5,000	$37,145	$28,205
Weighted average interest rate on maturing debt	3.27%	2.83%	—	—	7.95%		7.95%	7.86%	—
Variable rate debt — principal payments	$—	$18,881 (2)	$—	$—	$—		$—	$18,881	$18,881
Weighted average interest rate on maturing debt (based on rates in effect as of September 30, 2011)	—	11.50%	—	—	—		—	—	—

(1)	Excludes unamortized debt discount of $1.1 million on convertible notes.

(2)	Excludes unamortized debt discount of $0.4 million on credit facility.
As of September 30, 2011, our notes payable and Convertible Notes totaled $37.1 million had fixed interest rates ranging from 2.00% to 7.95%, a weighted average effective interest rate of 7.86% per annum and a fair value of $28.2 million. As of September 30, 2011, our credit facility totaled $18.9 million and had a weighted average effective interest rate of 11.50% per annum and a fair value of $18.9 million.

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
Our Management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to SEC Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2011, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Our Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
General
We are involved in lawsuits relating to certain of the investment management offerings of our former affiliate, Grubb & Ellis Realty Investors, LLC (“GERI”), in particular, its TIC programs. These lawsuits allege a variety of claims in connection with these offerings, including mismanagement, breach of contract, negligence, fraud and breach of fiduciary duty, among other claims. Plaintiffs in these suits seek a variety of remedies, including rescission, actual and punitive damages, and attorneys’ fees and costs. The damages being sought are unspecified and to be determined at trial. It is difficult to predict the ultimate disposition of these lawsuits and our ultimate liability with respect to such claims and lawsuits. It is also difficult to predict the cost of defending these matters and to what extent claims will be covered by our existing insurance policies. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material adverse effect on our cash flows, financial position and results of operations.
Met Center 10
One such matter relates to a TIC property known as Met Center 10, located in Austin, Texas. The Company and certain of its former and current subsidiaries have been involved in multiple legal proceedings relating to Met Center 10, including three actions pending in state court in Austin, Texas and an arbitration proceeding being conducted in California. The arbitration proceeding involves GERI, a subsidiary of Daymark, and is pending before the American Arbitration Association in Orange County, California captioned NNN Met Center 10 1, LLC, et al. v. Grubb & Ellis Realty Investors, LLC (the “Met 10 Arbitration”). A state court action involving GERI is pending in the District Court of Travis County, Texas captioned NNN Met Center 10, LLC v. Met Center Partners-6, Ltd., et al. (the “Met 10 Main Action”). Two additional state court actions involving the Company, GERI, and Grubb & Ellis Management Services, Inc. (“GEMS”) are pending in the District Court for Travis County, Texas captioned NNN Met Center 10-1, LLC v. Lexington Insurance Company, et al. and NNN Met Center 10, LLC v. Lexington Insurance Company, et al. (together, the “Met 10 Lexington Actions”).
As described above, under the Purchase Agreement, we agreed to indemnify Purchaser and its affiliates (including GERI) against liabilities, expenses, obligations, or claims related to Met Center 10, subject to certain limitations.
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
Before the beginning of the Phase 2 hearing, the TICs, GERI, and Lexington Insurance Company reached a settlement, which has been documented and executed by the parties, and which is awaiting court approval. The settlement is for $0.1 million, net of insurance recoveries. Among other things, under the terms of the settlement, GERI must pay $0.1 million to the TICs shortly after the settlement is approved by the court, and may be obligated to subsequently pay up to approximately $0.6 million in addition to the initial $0.1 million payment, depending upon the resolution of claims relating to Met Center 10 against parties other than GERI. The TICs are releasing all claims relating to Met Center 10 against, among others, us and GERI.
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
TIC Program Exchange Litigation
GERI and Grubb & Ellis Company are defendants in an action filed on or about February 14, 2011 in the Superior Court of Orange County, California captioned S. Sidney Mandel, et al. v. Grubb & Ellis Realty Investors, LLC, et al. The plaintiffs allege that, in order to induce the plaintiffs to purchase $22.3 million in TIC investments that GERI (formerly known as Triple Net Properties, LLC) was syndicating, GERI offered to subsequently “repurchase” those investments and provide certain “put” rights under certain terms and conditions pursuant to a letter agreement executed between GERI and the plaintiffs. The plaintiffs allege that GERI has failed to honor its purported obligations under the letter agreement and have initiated suit for breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory relief as to the rights and obligations of the parties under the letter agreement. By way of a first amended complaint, the plaintiffs are alleging that GERI is merely an inadequately capitalized instrumentality of Grubb & Ellis Company and that Grubb & Ellis Company should be held liable for acts and omissions of GERI. The plaintiffs are seeking damages totaling $26.5 million, attorneys’ fees and costs. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Under the Purchase Agreement, IUC-SOV, LLC agreed to indemnify and hold harmless us and our officers, directors, and affiliates against any liabilities of, obligations of or claims against us related to or arising from the businesses or operations of any “Acquired Company” (including GERI). By letter dated September 26, 2011, the Company made a demand, pursuant to the Purchase Agreement, that IUC-SOV, LLC indemnify and hold harmless us against any and all losses that may be incurred or suffered by us in connection with the Mandel action. IUC-SOV, LLC did not make any objection to that claim for indemnification.
We and GERI filed demurrers to the first amended complaint. The court sustained GERI’s demurrer and granted the plaintiffs leave to file an amended pleading. The court denied our demurrer. We intend to vigorously defend the claims asserted by the plaintiffs and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.
Durham Office Park
Grubb & Ellis Company and Grubb & Ellis Securities as well as various Daymark subsidiaries are defendants in an action filed on or about July 21, 2010 in North Carolina Business Court, Durham County Superior Court Division, captioned NNN Durham Office Portfolio I, LLC, et al. v. Grubb & Ellis Company, et al. Plaintiffs invested more than $11 million for TIC interests in a commercial real estate project in Durham, North Carolina. Plaintiffs claim, among other things, that information regarding the intentions of the property’s anchor tenant to remain in occupancy was withheld and misrepresented. Plaintiffs have asserted claims for breach of contract, negligence, negligent misrepresentation, breach of fiduciary duty, fraud, unfair and deceptive trade practices and conspiracy. We intend to vigorously defend these claims and to assert all applicable defenses. At this time we are unable to predict the likelihood of an unfavorable or adverse award or outcome. At this time it is not possible to estimate a range of possible loss for this matter.

Item 1A.	Risk Factors.
There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011, except as noted below.
The timing and amount of remaining revenues and cash flows generated from our sponsored non-traded REIT post-termination are uncertain.
On November 7, 2011, Grubb & Ellis Healthcare REIT II (“Healthcare REIT II”), a separate legal entity with an independent board of directors sponsored by us, terminated its advisory and dealer-manager relationships (collectively the “REIT agreements’) with various subsidiaries of Grubb & Ellis Company. The termination is effective immediately, subject to a 60-day transition period. The timing and amount of additional fees we earn in connection with our sponsored non-traded REIT post-termination will depend on our ability to raise equity capital for the REIT during the 60-day transition period and the amount and timing of property acquisitions. Based on the projected levels of capital we estimate will be raised for Healthcare REIT II during the 60-day transition period and the pipeline of property acquisitions expected to close, we currently estimate that we will be entitled to receive aggregate acquisition fees in excess of $6.0 million during the fourth quarter of 2011 and the first quarter of 2012. In addition, we expect to receive property and asset management fees of approximately $1.1 million in the aggregate through the end of the transition period. The amount of capital to be raised and the timing and amount of property acquisitions that close are uncertain, and as such the timing of cash flows may materially differ from these estimates. In addition, should Healthcare REIT II fail to pay amounts that become due to us under the REIT Agreements, it could have a material adverse affect on our near term cash flows, results of operations and financial condition and create significant risk of our ability to continue as a going concern.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the third quarter of 2011, we did not grant any restricted shares of our common stock.
Issuer Purchases of Equity Securities
A summary of our monthly purchases of Grubb & Ellis Company common stock during the quarter ended September 30, 2011 is as follows:

	Total Number of Shares	Average Price
	Purchased(1)	Paid per Share
July 1 – July 31	1,250	$0.39
August 1 – August 31	52,512	$0.61
September 1 – September 30	6,947	$0.57

(1)	Represents shares that were purchased in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares.

Item 3.	Defaults Upon Senior Securities.
The Board of Directors determined, as permitted, not to declare the dividend on our 12% Preferred Stock, for the quarters ending March 31, June 30 and September 30, 2011. As of September 30, 2011, the amount of cumulative unpaid dividends totaled $8.8 million.

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
Date: November 14, 2011

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).
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

4.17	Form of Second Amendment Effective Date Warrants, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2011.

4.18
Amendment to Registration Rights Agreement, dated October 16, 2011, among Grubb & Ellis Company and CDCF II GNE Holding, LLC and CFI GNE Warrant Investor, LLC, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2011.

4.19
Amendment to Warrants to Purchase Shares of Common Stock of Grubb & Ellis Company, dated October 16, 2011, among Grubb & Ellis Company and CFI GNE Warrant Investor, LLC, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2011.

4.20
Amendment to Warrants to Purchase Shares of Common Stock of Grubb & Ellis Company, dated October 16, 2011, among Grubb & Ellis Company and CDCF II GNE Holding, LLC, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 19, 2011.

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

10.48
Amendment No. 2 to Credit Agreement, dated as of October 16, 2011, by and among Grubb & Ellis Company, Grubb & Ellis Management Services, Inc., certain other subsidiaries of Grubb & Ellis Company, and ColFin GNE Loan Funding, LLC, in its capacity as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2011.

10.49
Exclusivity Letter, dated as of October 16, 2011, by and between C-III Investments LLC and its affiliates, ColFin GNE Loan Funding, LLC and its affiliates and Grubb & Ellis Company, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 19, 2011.

31.1	†	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	††	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††		XBRL Instance Document

101.SCH††		XBRL Taxonomy Extension Schema Document

101.CAL††		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB††		XBRL Taxonomy Extension Label Linkbase Document

101.PRE††		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF††		XBRL Taxonomy Extension Definition Linkbase Document

†	Filed herewith.

††	Furnished herewith.

*	Management contract or compensatory plan arrangement.